Form 10-K
period 2005-12-31
H&E Equipment Services, Inc.
filed 2006-03-24
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:              000-51759

H&E EQUIPMENT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-0553291
(State of incorporation)	(I.R.S. employer identification no.)
11100 Mead Road, Suite 200,
Baton Rouge, Louisiana 70816	(225) 298-5200
(Address of principal executive offices,	(Registrant’s telephone number, including area code)
including zip code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐   Accelerated filer ☐               Non-accelerated filer ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant: Not applicable as of June 30, 2005. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2006 was approximately $385,565,956.  Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2006, there were  38,192,095 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•  general economic conditions and construction activity in the markets where we operate in North America;

•  relationships with new equipment suppliers;

•  increased maintenance and repair costs;

•  our substantial leverage;

•  the risks associated with the expansion of our business;

•  our possible inability to integrate any businesses we acquire;

•  competitive pressures;

•  compliance with laws and regulations, including those relating to environmental matters; and

•  other factors discussed under “Risk Factors” or elsewhere in this annual report on Form 10-K.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this annual report, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering of our common stock in February 2006, we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“H&E Holdings”) into H&E Equipment Services, Inc., a Delaware corporation.  Prior to our initial public offering, our business was conducted through H&E LLC.  In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and a wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of the initial public offering on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. In these transactions, holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. We refer to these transactions collectively in this annual report on Form 10-K as the “Reorganization Transactions.” Unless we state otherwise, the information in this annual report on Form 10-K gives effect to these reorganization transactions. Also, except where specifically noted, references in this annual report on Form 10-K to “the Company”, “we” or “us” mean H&E Equipment Services L.L.C. for periods prior to February 3, 2006, and H&E Equipment Services, Inc. for periods on or after February 3, 2006.

PART I

Item 1.   Business

The Company

We are one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment. We rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. We engage in five principal business activities in these equipment categories:

•       equipment rental;

•       new equipment sales;

•       used equipment sales;

•       parts sales; and

•       repair and maintenance services.

By providing rental, sales, parts, repair and maintenance functions under one roof, we offer our customers a one-stop solution for their equipment needs. This full-service approach provides us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, used and new equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enables us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we have developed throughout our history as an integrated services company provide us with a competitive advantage over rental-focused companies and equipment distributors. In addition, our focus on four core categories of heavy construction and industrial equipment enables us to offer specialized knowledge and support to our customers. For the year ended December 31, 2005, we generated total revenues of approximately $600.2 million. The pie charts below illustrate a breakdown of our revenues and gross profits for the year ended December 31, 2005, respectively, by business segment (see notes to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data):

Revenue by Segment ($ in millions)	Gross Profit by Segment ($ in millions)

Our rental equipment operation has an extremely well-maintained, optimally aged rental fleet and its own dedicated sales force focused by equipment type. In new equipment sales, we are a leading distributor for nationally-recognized suppliers of equipment and sell through a specialized retail sales force that is distinct from our rental sales force. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet and are an effective and profitable way for us to manage and dispose of equipment in our rental fleet. We also sell used equipment that we acquire through trade-ins from our new equipment customers and through selective purchases of high quality used equipment. Our parts business primarily sells new and used parts for the equipment we sell, maintains an extensive in-house inventory in order to provide timely parts and service support to our customers and is an on-site source of parts for our own rental fleet. Our services operation provides on-site maintenance and repair services for our customers’ equipment and for our own fleet, and has approximately 560 service technicians. These complementary rental, sales and service offerings collectively leverage our specialized knowledge and infrastructure to provide an integrated platform of heavy construction and industrial equipment products and services.

We have operated, through our predecessor companies, as an integrated equipment services company for approximately 45 years and have built an extensive infrastructure that includes 48 full-service facilities located throughout the high growth Intermountain, Southwest, Gulf Coast, West Coast and Southeast regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally, by our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis which we believe allows us to more closely service our customers, fosters management accountability at local levels, and strengthens our local and regional relationships.

Products and Services

Equipment Rentals.   We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2005, consisted of approximately 14,300 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $522 million and an average age of approximately 41 months. Approximately 63% of the fleet consisted of hi-lift or aerial equipment, 15% consisted of cranes, 13% consisted of earthmoving equipment, 6% consisted of industrial lift trucks, and the remainder consisted of miscellaneous other equipment. We actively manage the size, quality, age and composition of our rental fleet, employing a “cradle through grave” approach. During the life of our rental equipment, we:

•       aggressively negotiate on purchase price;

•       use our customized information technology systems to closely monitor and analyze, among other things, time utilization (equipment usage based on customer demand), rental rate trends and targets and equipment demand;

•       maintain fleet quality through regional quality control managers and our on-site parts and services support; and

•       dispose of rental equipment through our retail sales force.

During 2005, we increased our overall gross rental fleet, through normal course business activities by approximately $52.6 million as measured by original acquisition cost. Approximately 70% of our fleet was “on-rent,” reflecting the percentage of our rental fleet that was actually rented on average during our 2005 fiscal year. We rent our equipment through a dedicated rental sales force focused by product type that is separate from our retail sales force. We continuously monitor and adjust rental rates, and we currently have a rental rate initiative driven by management to increase rental rates. Our regional focus and active management also allows us to share equipment, where appropriate, among branches within our regions to optimize utilization and rental rates. Our rental business creates cross-selling opportunities for us in sales and services.

New Equipment Sales.   We sell new heavy construction and industrial equipment in all four equipment categories, and are a leading distributor for nationally-recognized suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat and Yale Material Handling. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. We believe that this strong distribution network provides us with a higher level of partnering with key suppliers and improves our purchasing power. We sell new equipment through our professional in-house retail sales force focused by product type. By organizing our sales and purchase activities based on specialized equipment knowledge, we believe we are able to improve the effectiveness of our sales force, better serve our customers, and more efficiently manage purchase terms. Our new equipment sales operation is a source of new customers for our parts sales and service support activities, as well as for used equipment sales.

Used Equipment Sales.   We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our equipment customers and selective purchases of high-quality used equipment. For the year ended December 31, 2005, approximately 78% of our used equipment sales revenues were derived from sales of rental fleet equipment. Selling used equipment is an effective way for us to manage the size and composition of our rental fleet and provides a profitable distribution channel for disposal of rental equipment. We sell used equipment through our retail sales force and we do not rely on auction houses or other wholesale channels for disposition like many of our competitors. We believe this allows us to generally realize higher prices on average for our used rental equipment, which enhances the lifetime profitability of our rental fleet and, consequently, our return on capital. For the year ended December 31, 2005, we sold approximately $87.0 million of used equipment from our rental fleet at an average selling price of approximately 136.6% of book value. Used equipment sales, like new equipment sales, generates parts and service business for us.

Parts Sales.   We sell new and used parts to customers and also provide parts to our own rental fleet. We sell a range of maintenance and replacement parts from original equipment manufacturers on equipment we sell, as well as for makes of equipment that we do not sell or rent. We maintain an extensive in-house parts inventory in order to provide timely parts and service support to our customers as well as to our own rental fleet. We generally are able to acquire non-stock or out-of-stock parts directly from manufacturers within one to two business days. Our product support sales representatives are specialists by equipment type. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our rental and equipment sales operations. In addition, our parts operation enable us to maintain a high quality rental fleet and provide additional support to our end users.

Service Support.   We provide maintenance and repair services for our customers’ owned equipment and to our own rental fleet. In addition to repair and maintenance on an as-needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have approximately 560 technicians and over 500 field service and delivery trucks. As part of our commitment to a well-maintained rental fleet and to provide customers with high-quality service and repair options, we devote significant resources to training these technical service employees and over time have built a full-scale services infrastructure that would be difficult for companies without the requisite resources and lead time to replicate. Our after-market service provides a high-margin, relatively stable source of revenue through changing economic cycles.

In addition to our principal business activities mentioned above, we provide ancillary equipment support activities including transportation, hauling, parts shipping and loss damage waivers.

Industry Background

The U.S. construction equipment distribution industry is fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. This industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, and demand for rental equipment. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of rental equipment companies include United Rentals, Hertz Equipment Rental and Rental Service Corporation. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment service company, we rent, sell and provide parts and service support. Although many of the historically pure equipment rental companies have announced plans or have begun to provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our service and sales staff provides.

Our Competitive Strengths

Integrated Platform of Products and Services.   We believe that the operating experience and extensive infrastructure we have developed through years of operating as an integrated equipment services company provides us with a competitive advantage over rental-focused companies and equipment distributors. Our integrated platform of products and services provides us with multiple points of customer contact and cross-selling opportunities among our rental, used and new equipment sales, parts sales and services operations. As a result of our integrated approach, our five reporting segments generally derive their revenue from the same customer base. Key strengths of our integrated equipment services platform include:

•       Ability to strengthen customer relationships by providing a full-range of products and services;

•       Purchasing power gained through purchases for our new equipment sales and rental operations;

•       High quality rental fleet supported by our strong product support capabilities;

•       Established retail sales network resulting in profitable disposal of our used equipment; and

•       Mix of business activities that enable us to effectively operate through economic cycles.

Complementary, High Margin Parts and Service Operations.   Our parts and service businesses allow us to maintain our rental fleet in excellent condition and to offer our customers top quality rental equipment. Through our operating history, we have invested a significant amount of capital and management resources in our parts and service operations. Our large staff of trained technicians, wide range of stocked parts, and the significant investment and infrastructure at the branch level required to establish our service operations provide us with an advantage over potential competitors who do not have the requisite resources and lead time to build a full-scale parts and service business. Our after-market parts and service businesses together provide us with a high-margin revenue source that has proven to be stable throughout a range of economic cycles. While large capital expenditures may be reduced by economic downturns, customers generally continue to repair and maintain their existing equipment. Parts sales and service revenues on a combined basis represented approximately 18.6% of our total revenues and 25.7% of our gross profit for the year ended December 31, 2005.

Specialized, High Quality Equipment Fleet.   Our focus on four core types of heavy construction and industrial equipment allows us to better provide the specialized knowledge and support that our customers demand when renting and purchasing equipment. These four types of equipment are attractive because they have a long useful life, high residual value and strong industry demand. We offer customers a comprehensive selection of equipment within these categories from leading manufacturers around the world. In addition, our parts and service operations allow us to optimally maintain our rental equipment fleet. We actively manage our rental fleet quality through regional quality control managers and our parts and service support.

Well-Developed Infrastructure.   We have built an infrastructure that includes a network of 48 full-service facilities, and a workforce that includes a highly-skilled group of approximately 560 service technicians and an aggregate of approximately 155 sales people in our specialized rental and equipment sales forces. Our integrated platform is the result of many years of strategic development, while many rental-focused equipment companies have only recently begun to devote resources to providing full-service capabilities. In addition, we have strategically expanded our network to solidify our presence in the attractive, contiguous regions where we operate. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.

Leading Distributor for Suppliers.   We are a leading distributor for nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat and Yale Material Handling. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and service that in many cases are covered under the manufacturer’s warranty.

Customized Information Technology Systems.   Our customized information systems provide management and employees with the data and reports that facilitate our ability to make rapid and informed decisions. These systems allow us to actively manage our business and our rental fleet. Our customer relationship management system, which is currently being implemented, will provide our sales force with real-time access to customer and sales information. We have an in-house team of information technology specialists that support our systems.

Experienced Management Team.   Our senior management team is led by John M. Engquist, our President and Chief Executive Officer, who has approximately 31 years of industry experience. Our senior and regional managers have an average of approximately 22 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.

Our Business Strategy

Leverage our Integrated Business Model.   We intend to continue to actively leverage our integrated business model to offer a one-stop solution to our customers’ varied needs with respect to the four categories of heavy construction and industrial equipment on which we focus. Our platform of full-service, complementary rental, sales, and on-site parts, repair and maintenance functions provides us with multiple points of customer contact, enables us to offer specialized equipment knowledge and support to our customers, and allows us to foster strong customer relationships. We will continue to cross-sell our services to expand and deepen our customer relationships. We believe that our integrated equipment services model provides us with a strong platform for additional growth.

Managing the Life Cycle of our Rental Equipment.   We actively manage the size, quality, age and composition of our rental fleet, employing a “cradle through grave” approach. During the life of our rental equipment, we (1) aggressively negotiate on purchase price; (2) use our customized information technology systems to closely monitor and analyze, among other things, time utilization (equipment usage based on customer demand), rental rate trends and targets and equipment demand; (3) continuously adjust our fleet mix and pricing; (4) maintain fleet quality through regional quality control managers and our on-site parts and services support; and (5) dispose of rental equipment through our retail sales force. This allows us to purchase our rental equipment at competitive prices, optimally utilize our fleet, cost-effectively maintain our equipment quality and maximize the value of our equipment at the end of its useful life.

Grow our Parts and Service Operations.   Our strong parts and services operations are keystones of our integrated equipment services platform and together provide us with a relatively stable high-margin revenue source. We have built an extensive infrastructure that enables us to provide parts and service support to our end-users as well as our own rental fleet. We intend to grow this product support side of our business and further penetrate our customer base. Our parts and services operation helps us develop strong, on-going customer relationships, attract new customers and maintain a high-quality rental fleet.

Enter Carefully Selected New Markets.   We intend to continue to strategically expand our network to solidify our presence in the attractive, contiguous regions where we operate. The regions in which we operate are attractive because they are among the highest growth areas in the United States and are minimally impacted by seasonality. We have a proven track record of successfully entering new markets and currently have 48 full-service facilities located in 18 states. We look to add locations that offer attractive growth opportunities, high demand for construction and heavy equipment, and contiguity to our existing markets.

Make Selective Acquisitions.   The equipment industry is fragmented and consists of a large number of relatively small, independent businesses servicing discrete local markets. Some of these businesses may represent attractive acquisition candidates. We intend to evaluate and pursue acquisitions on an opportunistic basis, with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position.

History

Through our predecessor companies, we have been in the equipment services business for approximately 45 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc..  Prior to our initial public offering, our business was conducted through H&E LLC.  In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company.

Customers

We serve more than 23,000 customers in the United States, primarily in the Intermountain, Southwest, Gulf Coast, West Coast and Southeast regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well developed full service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2005, no single customer accounted for more than 1.0% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segment basis. Our top ten customers combined accounted for less than 6.0% of our total revenues.

Sales and Marketing

We have two distinct, focused sales forces; one specializing in equipment rentals and one focused specifically on new and used equipment sales. We believe maintaining separate sales forces for equipment rental and sales is important to our customer service, allowing us to effectively meet the demands of different types of customers.

Both our rental sales force and equipment sales force, together comprising over 155 sales people, are divided into smaller, product focused teams which enhances the development of in-depth product application and technical expertise. To further develop knowledge and experience, we provide our sales force with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of new equipment. This training is essential, as our sales personnel regularly call on contractors’ job sites often assisting customers in assessing their immediate and ongoing equipment needs. In addition, we have a commission-based compensation program for our sales force.

We recently began to implement a company-wide customer relationship management system. We believe that this comprehensive customer and sales management tool will enhance our territory management program by increasing the productivity and efficiency of our sales representatives and branch managers as they are provided real-time access to sales and customer information.

We have developed strategies to identify target customers for our equipment services in all markets. These strategies allow our sales force to identify frequent rental users, function as advisors and problem solvers for our customers and accelerate the sale process in new operations.

While our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including industry publications, direct mail campaigns, the Internet and Yellow Pages.

We have implemented a national accounts program in order to develop national relationships and increase awareness of our extensive offering of industrial and construction equipment, ancillary products, parts and services. Under this program, a portion of our sales force is assigned to call on corporate headquarters of our large customers, particularly those with a national or multi-regional presence.

Suppliers

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. These relationships improve our ability to negotiate equipment acquisition pricing. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and service that in many cases are covered under the manufacturer’s warranty. We are a leading distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat, Yale Material Handling, Grove and Manitowoc. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Information Technology Systems

We have specialized information systems that track (i) rental inventory utilization statistics; (ii) maintenance and repair costs; (iii) returns on investment for specific equipment types; and (iv) detailed operational and financial information for each piece of equipment. These systems enable us to closely monitor our performance and actively manage our business, and include features that were custom designed to support our integrated services platform. The point-of-sale aspect of our systems enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. In addition, our systems include, among other features, on-line contract generation, automated billing, local sales tax computation and automated rental purchase option calculation. We customized our customer relationship management system to enable us to more effectively manage our business. This customer relationship management system, which is currently being implemented, provides real-time sales and customer information, a quote system, a territory mapping feature and other organizational tools to assist our sales forces. In addition, we maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers’ owned-equipment and enables us to more effectively provide parts and service to meet their needs. All of our critical systems run on servers and other equipment that is less than three years old.

Seasonality

Although our business is not significantly impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and service support. Despite consolidation, the equipment industry is still fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals, Hertz Equipment Rental, Nations Rent and RSC Equipment Rental) to small, independent businesses with a limited number of locations.

We believe that participants in the equipment rental industry generally compete on the basis of availability, quality, reliability, delivery and price. In general, large operators enjoy substantial competitive advantages over small, independent rental businesses due to a distinct price advantage. Although many rental equipment companies have now announced plans to provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the training, infrastructure and management resources necessary to develop the breadth of service offerings and depth of knowledge our service technicians are able to provide. Some of our competitors have significantly greater financial, marketing and other resources than we do.

The retail sales and distribution industry continues to be redefined through consolidation and competition. Traditionally, equipment manufacturers distributed their equipment and parts through a network of independent dealers with distribution agreements. As a result of the consolidation and competition, both manufacturers and distributors sought to streamline their operations, improve their costs and gain market share. Our established, integrated infrastructure enables us to compete directly with our competitors on either a local, regional or national basis. We believe customers place greater emphasis on value-added services, teaming with equipment rental and sales companies who can meet all of their equipment, parts and service needs.

Environmental and Safety Regulations

Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. These laws regulate (i) the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by pollutants; (ii) air quality; and (iii) wastewater. We do not currently anticipate any material adverse effect on our business or financial condition or competitive position as a result of our efforts to comply with such requirements. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls or compliance.

In the future, federal, state or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters, or effect a change in their enforcement of existing laws or regulations, that could affect our operations. Also, in the future, contamination may be found to exist at our facilities or off-site locations where we have sent wastes. There can be no assurance that we will not discover previously unknown environmental non-compliance or contamination. We could be held liable for such newly-discovered non-compliance or contamination. It is possible that changes in environmental and worker health and safety laws or liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2005, we had approximately 1,448 employees. The total number of employees does not significantly fluctuate throughout the year. Of these employees, 478 are salaried personnel and 970 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to three separate locations cover approximately 92 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

Available Information

We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The public may read and copy any materials we have filed with or furnished to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-3330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports for insiders and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.he-equipment.com) as soon as reasonably practicable after filing with the SEC. Additionally, the Company makes available free of charge on its internet website:

•  its Code of Conduct,

•  the charter of its Nominating and Governing Committee,

•  the charter of its Compensation Committee,

•  the charter of its Audit Committee.

Item 1A.   Risk Factors

Investing in our securities involves a high degree of risk.  You should consider carefully the following risk factors and the other information in this annual report on Form 10-K, including our consolidated financial statements and related notes, before making any investment decisions regarding our securities.  If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our securities could decline and you may lose part or all of your investment.

Risks Related to our Company

We have substantial indebtedness and may be unable to service our debt. Our substantial indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.

We have a substantial amount of indebtedness. As of December 31, 2005, our total indebtedness (consisting of the aggregate amounts outstanding under our senior secured credit facility, senior secured notes, senior subordinated notes and notes payable) was approximately, $349.9 million, $106.5 million of which was first-priority secured debt and effectively senior to our senior secured notes and senior subordinated notes. As of December 31, 2005, we did not have any outstanding capital lease obligations. Additionally, as of December 31, 2005, the senior secured notes and senior subordinated notes were effectively subordinated to our obligations under $93.7 million of first-priority secured manufacturer floor plan financings to the extent of the value of their collateral, $0.5 million in notes payable and $8.3 million in standby letters of credit.

In February 2006, we used a portion of the proceeds from our initial public offering to repay approximately $96.6 million of our outstanding principal indebtedness under our senior secured credit facility. Accrued interest in the amount of $0.2 million was subsequently paid in March 2006. At March 22, 2006, we had no borrowings under the senior secured credit facility and we had $156.7 million of borrowing availability, net of issued letters of credit.

In addition, subject to restrictions in our senior secured credit facility and the indenture governing the senior secured notes, we may incur additional first-priority borrowings under the senior secured credit facility.

The level of our indebtedness could have important consequences, including:

•       a substantial portion of our cash flow from operations will be dedicated to debt service and may not be available for other purposes;

•       limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•       limiting our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to secure favorable lease terms;

•       making us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures; and

•       placing us at a competitive disadvantage compared to our competitors with less indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. An inability to service our indebtedness could lead to a default under our senior secured credit facility and our indentures, which may result in an acceleration of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. For the year ended December 31, 2005, we needed approximately $349.9 million to service our indebtedness (not including amounts payable under our operating leases for rental equipment). Our ability to pay interest and principal in the future on our indebtedness (including obligations under the senior secured credit facility, the senior secured notes, the senior subordinated notes and notes payable) and to satisfy our other debt obligations will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowing under the senior secured credit facility, as amended, will be adequate to meet our future liquidity needs for at least the next twelve months.

Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indentures governing the senior secured notes and senior subordinated notes and the senior secured credit facility may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Our senior secured credit facility and the indentures governing our notes impose certain restrictions. A failure to comply with these restrictions could lead to an event of default, resulting in an acceleration of indebtedness, which may affect our ability to finance future operations or capital needs, or to engage in other business activities.

The operating and financial restrictions and covenants in our debt agreements, including the senior secured credit facility, and the indentures governing our senior secured notes and our senior subordinated notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facility requires us to maintain specified financial ratios and tests, including interest coverage and leverage ratios and maximum capital expenditures, which may require that we take action to reduce debt or to act in a manner contrary to our business objectives. In addition, the senior secured credit facility and the senior secured notes and senior subordinated notes restrict our ability to, among other things:

•       incur additional indebtedness;

•       dispose of assets;

•       incur guarantee obligations;

•       repay indebtedness or amend debt instruments;

•       pay dividends;

•       create liens on assets;

•       make investments;

•       make acquisitions;

•       engage in mergers or consolidations; or

•       engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.

A failure to comply with the restrictions contained in the senior secured credit facility could lead to an event of default, which could result in an acceleration of our indebtedness. Such an acceleration would constitute an event of default under the indenture governing the senior secured notes. A failure to comply with the restrictions in the senior secured notes indenture or the senior secured subordinated notes indenture could result in an event of default under those indentures. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit facility, the indentures or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the senior secured notes and the senior subordinated notes, and the lenders or noteholders could seek to enforce security interests in the collateral securing such indebtedness. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business financial condition and results of operation could be materially and adversely affected.

Concentration of ownership among our existing executives, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

After giving effect to the completion of the Reorganization Transactions and our initial public offering, Bruckman, Rosser, Sherill & Co. II, L.P. and Bruckman, Rosser, Sherill & Co., L.P. (collectively “BRS”) and their affiliates beneficially own securities representing approximately 41.2% of the voting power of our outstanding common stock and our executives, directors and principal stockholders beneficially own, in the aggregate, securities representing approximately 65.5% of the voting power of our outstanding common stock. Accordingly, these stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of significant corporate transactions, including mergers or sales of substantially all of our assets. This concentration of ownership will limit your ability to influence corporate actions. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. We cannot assure you that the interests of these stockholders will not conflict with your interests. In addition, our interests may conflict with these stockholders in a number of areas relating to our past and ongoing relationships, including:

•       the timing and manner of any sales or distributions by these stockholders of all or any portion of its ownership interest in us;

•       business opportunities that may be presented to BRS and its affiliates and to our directors associated with BRS; and

•       competition between BRS and its affiliates and us within the same lines of business.

For additional information regarding the share ownership of, and or relationships with, certain stockholders, you should read the information under Item 12—Security Ownership of Certain Beneficial Owners and Management, and Item 13—Certain Relationships and Related Transactions.

Risks Related to our Business

Our business could be hurt by a decline in construction and industrial activities, which could decrease the demand for equipment or depress rental rates and sales prices, resulting in a decline in our revenues and profitability.

Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in the demand for our equipment or depress rental rates and the sales prices for the equipment we sell. We have identified below certain of the factors which may cause such a downturn, either temporarily or long-term:

•       a reduction in spending levels by customers;

•       a slow-down of the economy over the long-term;

•       adverse weather conditions which may affect a particular region;

•       an increase in interest rates; or

•       terrorism or hostilities involving the United States.

Our revenue and operating results may fluctuate, which could result in a decline in our profitability and make it more difficult for us to grow our business.

Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:

•       seasonal sales and rental patterns of our construction customers, with sales and rental activity tending to be lower in the winter;

•       severe weather and seismic conditions temporarily affecting the regions where we operate;

•       cyclical nature of our customers’ business, particularly our construction customers;

•       changes in corporate spending for plants and facilities or changes in government spending for infrastructure products;

•       general economic conditions in the markets where we operate;

•       the effectiveness of integrating acquired businesses and new locations;

•       timing of acquisitions and new location openings and related costs.

In addition, we incur various costs when integrating newly acquired businesses or opening locations, and the profitability of a new location is generally expected to be lower in the initial months of operation.

We purchase a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business, as we may be unable to obtain adequate or timely rental and sales equipment.

Currently, we purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2005, we purchased approximately 83% of our rental and sales equipment from seven manufacturers. Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Our new equipment suppliers may appoint additional distributors, sell directly or unilaterally terminate our distribution agreements, which could have a material adverse effect on our business due to a reduction of, or inability to increase, our revenues.

We are a distributor of new equipment and parts supplied by leading, nationally-known OEMs. Under our distribution agreements with these OEMs, manufacturers retain the right to appoint additional dealers and sell directly to national accounts and government agencies. In most instances, they may unilaterally terminate their distribution agreements with us at any time without cause. We have both written and oral distribution agreements with our new equipment suppliers. Under our oral agreements with the OEMs, we operate under our developed course of dealing with the supplier and are subject to the applicable state law regarding such relationship. Any such actions could have a material adverse effect on our business, financial condition and results of operations due to a reduction of, or an inability to increase, revenues.

Our rental fleet is subject to residual value risk upon disposition.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•       the market price for new equipment of a like kind;

•       wear and tear on the equipment relative to its age;

•       the time of year that it is sold (prices are generally higher during the construction season);

•       worldwide and domestic demands for used equipment; and

•       general economic conditions.

Although for the year ended December 31, 2005 we sold used equipment from our rental fleet at an average selling price of approximately 136.6% of book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse affect on our business, financial condition or results of operations.

We incur maintenance and repair costs associated with our rental fleet equipment that could have a material adverse effect on our business in the event these costs are greater than anticipated.

Determining the optimal age for our rental fleet equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental fleet equipment, and the maintenance and repair costs, and the market value of used equipment. Our future operating results could be adversely affected because our maintenance and repairs costs may be higher than estimated and market values of used equipment may fluctuate.

We may be unsuccessful in integrating our prior acquisitions and our future acquisitions, which may decrease our profitability and make it more difficult for us to grow our business.

We may not have sufficient management, financial and other resources to integrate and consolidate any future acquisitions, including our recent acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (together, “Eagle”), and we may be unable to operate profitably as a consolidated company. For a discussion of the Eagle acquisition, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses could have a material adverse effect on our business, financial condition or results of operation which could decrease our profitability and make it more difficult for us to grow our business.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability.

An important element of our growth strategy is to continue to seek additional businesses to acquire in order to add new customers within our existing markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. The difficulties we may face in identifying or completing acquisitions could impede our revenues and profitability.

We may experience integration and consolidation risks associated with our growth strategy. Future acquisitions may also result in significant transaction expenses and risks associated with entering new markets and we may be unable to profitably operate our consolidated company.

We periodically engage in evaluations of potential acquisitions and start-up facilities. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions or the opening of new facilities may result in significant transaction expenses and risks associated with entering new markets in addition to the integration and consolidation risks described above. We may not have sufficient management, financial and other resources to integrate any such future acquisitions or to successfully operate new locations and we may be unable to profitably operate our consolidated company.

We may not be able to successfully integrate the recently acquired Eagle business or achieve expected results.

The Eagle acquisition expands our presence into California where we currently do not operate. We may experience difficulties in successfully operating in this new market and in integrating Eagle’s business with our own, which could increase our costs or adversely impact our ability to operate our business.

We are dependent on key personnel. A loss of key personnel could have a material adverse effect on our business, which could result in a decline in our revenues and profitability.

We are dependent on the experience and continued services of our senior management team, including Mr. Engquist, with whom we have an employment agreement which terminates December 31, 2006. Mr. Engquist has approximately 31 years of industry experience and has served as an officer of Head and Engquist since 1990, a director of Gulf Wide since 1995, an officer and director of H&E LLC since its formation in June 2002 and an officer and director of H&E Equipment Services, Inc. since its inception. If we lose the services of any member of our senior management team, particularly Mr. Engquist, and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our strategy.

Our business could be hurt if we are unable to obtain additional capital as required, resulting in a decrease in our revenues and profitability.

The cash that we generate from our business, together with cash that we may borrow under our senior secured credit facility, may not be sufficient to fund our capital requirements. As a result, we may require additional financing to obtain capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and refinancing existing indebtedness. Any additional indebtedness that we incur will make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures. Moreover, we may not be able to obtain additional capital on acceptable terms, if at all. If we are unable to obtain sufficient additional financing in the future, our business could be adversely affected by reducing our ability to increase revenues and profitability.

We are subject to competition, which may have a material adverse effect on our business by reducing our ability to increase or maintain revenues or profitability.

The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of, among other things: (1) quality and breadth of service; (2) expertise; (3) reliability; and (4) price. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates or sales prices. If competitive pressures were to cause us to reduce our rates, our operating margins may be adversely impacted. If we were to maintain rates in the face of reductions by our competitors, our market share could decline. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in our information technology systems, including our customer relationship management system, could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in any of these systems, including our customer relationship management system, or the failure of any of these systems to operate as expected could, depending on the magnitude of the problem, could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions.

The nature of our business exposes us to various liability claims, which may exceed the level of our insurance and thereby not fully protect us.

Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent or sell and from injuries caused in motor vehicle accidents in which our delivery and service personnel are involved. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. However, we may be exposed to multiple claims that do not exceed our deductibles, and, as a result, we could incur significant out-of-pocket costs that could adversely affect our financial condition and results of operations. In addition, the cost of such insurance policies may increase significantly as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could adversely affect our financial condition and results of operations.

We could be adversely affected by environmental and safety requirements, which could force us to increase significant capital and other operational costs and may subject us to unanticipated liabilities.

Our operations, like those of other companies engaged in similar businesses, require the handling, use, storage and disposal of certain regulated materials. As a result, we are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. We may not be at all times in complete compliance with all such requirements. We are subject to potentially significant civil or criminal fines or penalties if we fail to comply with any of these requirements. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and result of operations.

Environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases. These liabilities can be imposed on the parties generating or disposing of such substances or operator of affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if a contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of our operations (which involve the use of petroleum products, solvents and other hazardous substances for fueling and maintaining our equipment and vehicles), there can be no assurance that prior site assessments or investigations have identified all potential instances of soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities which may be material.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

Our market areas in the southeastern United States are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In late summer 2005, Hurricane Katrina and Hurricane Rita struck the Gulf Coast region of the United States and caused extensive and catastrophic physical damage to those areas. While Hurricane Katrina and Hurricane Rita did not have a material adverse effect on our business or results of operations, future hurricanes could affect our operations or the economies in those market areas and result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes.

We will incur increased costs as a result of having publicly traded common stock.

Although H&E LLC previously filed reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), we will incur significant legal, accounting, reporting, insurance and other expenses as a result of having publicly traded common stock that we did not previously incur. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, as well as rules implemented by the SEC and The Nasdaq National Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage to incur substantially higher costs to obtain the same or similar coverage. As a result, we may experience more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or the timing of such costs.

The Company’s disclosure controls and procedures were not effective as of December 31, 2004 to properly record and report the correct accounting treatment of deferred taxes from the Gulf Wide transaction.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing their annual report on Form 10-K for the year ended December 31, 2004 and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. We delayed filing our Form 10-K for the year ended December 31, 2004 and our Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005 pending completion by our accountants, BDO Seidman LLP, of the re-audits of our 2002 and 2003 financial statements that were audited by our prior accountants.

During these re-audits, we discovered that we incorrectly recognized the deferred tax components related to the tax basis of carryover goodwill acquired in our combination with ICM Equipment Company in 2002. After internal review and consultation with our Audit Committee, we determined to restate our 2002 and 2003 financial statements to reflect the proper accounting treatment of deferred income taxes. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004 to properly record and report the correct accounting treatment of deferred taxes from our 2002 transaction. However, after discovery of this issue, we revisited and reassessed, in consultation with our accountants and our tax manager (who joined us in 2003), the tax treatment, including deferred tax components, for the 2002 transaction to ensure that there were no additional corrections necessary in this regard. To the extent we engage in acquisition transactions in the future, our disclosure controls and procedures now include the involvement of our tax manager and other tax professionals, as necessary, in the appropriate tax analysis and related financial disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, which we refer to as “Section 404”.  We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be required to comply with the requirements of Section 404 for our fiscal year ending December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions of the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur such costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

Future sales of our common stock may depress our share price.

We have approximately 38,192,095 shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market following our initial public offering, or the perception that such sales could occur, could substantially decrease the market price of our common stock. All the shares sold in the initial public offering are freely tradable. Substantially all of the remaining shares of common stock may be available for resale in the public market, subject to the restrictions on sale or transfer of Rule 144 under the Securities Act and pursuant to the 180-day lockup period beginning on January 30, 2006 and as further described in Shares Eligible for Future Sale contained in our Registration Statement on Form S-1, as amended. Certain of our existing stockholders are parties to agreements that provide for registration rights that are described in Related Party Transactions contained in our Registration Statement on Form S-1, as amended. Registration of the sale of these shares of our common stock would permit their sale into the market immediately. As restrictions on resale end or upon registration of any of these shares for resale, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.     Properties

Properties

As of March 22, 2006, we had a network of 48 full-service facilities, serving more than 23,000 customers across 18 states in the Intermountain, Southwest, Gulf Coast, West Coast and Southeast regions of the United States.

In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. We own five of our locations and lease 43 locations. Our leases provide for varying terms and renewal options. The number of multiple branch locations in each city is indicated by parentheses. The following table provides data on our locations:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama		Mississippi
Birmingham	Leased	Jackson	Leased
Arizona		Montana
Phoenix	Leased	Billings	Leased
Tucson	Leased	Belgrade	Leased
Arkansas		Missoula	Leased
Little Rock	Owned	New Mexico
Springdale	Owned	Albuquerque	Leased
California (Eagle Facilities)		Nevada
Bakersfield	Leased	Las Vegas	Leased
La Mirada(2)	Leased(2)	Reno	Leased
San Diego	Leased	North Carolina
Santa Fe Springs	Owned	Charlotte	Leased
Colorado		Oklahoma
Denver	Leased	Oklahoma City	Leased
Colorado Springs	Leased	Tulsa	Leased
Florida		Texas
Fort Myers	Leased	Dallas(2)	Leased(2)
Jacksonville	Leased	Houston(3)	Leased(3)
Orlando	Leased	San Antonio	Owned
Tampa	Leased	Tennessee
Georgia		Memphis	Leased
Atlanta	Leased	Utah
Idaho		Ogden	Leased
Boise	Leased	Salt Lake City	Leased
Coeur D’Alene	Leased	St. George	Leased
Louisiana
Alexandria	Leased
Baton Rouge	Leased
Belle Chasse(2)	Leased(1)/Owned(1)
Gonzales	Leased
Kenner	Leased
Lake Charles	Leased
Shreveport(2)	Leased(2)

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, facilities are typically staffed with approximately 10 to 120 people, who may include technicians, salesmen, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters are located in Baton Rouge, Louisiana, where we occupy approximately 18,400 square feet under a lease that extends until February 28, 2007. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

Item 3.     Legal Proceedings

Other than the legal proceeding referred to below, we are not currently a party to any material pending legal proceeding that could have a materially adverse effect on our business or financial condition.

In July 2000, one of our competitors, Sunbelt Rentals, Inc., (“Sunbelt”) brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg, alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occurred a misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the court ruled in favor of the plaintiff in the amount of $17.4 million. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the court’s ruling, we posted and filed an irrevocable standby letter of credit for $20.1 million, representing the amount of the judgment plus $2.7 million in anticipated statutory interest for the twenty-four months while the judgment was to be appealed. On October 18, 2005, the Court of Appeals of North Carolina denied our appeal.

We did not pursue any additional appeals and, on November 23, 2005, entered into a settlement agreement with Sunbelt to pay the full amount of the irrevocable standby letter of credit. We made this payment on November 28, 2005. This payment of damages did not cause a default or an event of acceleration under our senior secured credit facility, senior secured notes or senior subordinated notes. The payment of damages does not adversely impact our liquidity, because the payment was funded through our senior secured credit facility and availability under the senior secured credit facility was already reduced by the amount of the letter of credit. As a result of the payment, the amount of the judgment was reclassified from accrued liabilities to debt under our senior secured credit facility. This did not result in a net change to total liabilities on our balance sheet. In addition, this did not adversely impact our balance sheet or statement of operations, because the judgment, including statutory interest through the date of payment had been reflected in our consolidated financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on the Nasdaq National Market under the symbol “HEES”.  On March 22, 2006, the closing sales price as reported by the Nasdaq National Market was $27.04.  We completed our initial public offering on February 3, 2006, and therefore, there was no established public trading market for our common stock prior to that date. As of March 22, 2006 there were approximately 38 holders of record of our common stock.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirement, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to declare and pay dividends is restricted by covenants in our senior secured credit facility and the indentures governing our senior secured notes and our senior subordinated notes, and may be further limited by instruments governing future outstanding indebtedness we or our subsidiaries may incur.

Initial Public Offering Use of Proceeds

We completed an initial public offering of our common stock, par value $.01 per share, on February 3, 2006.  Credit Suisse Securities (USA) LLC and UBS Securities LLC acted as lead managers in the offering.  In the offering, we sold 12,578,125 shares for an aggregate offering price of $226.4 million.  These shares were registered for sale under the Securities Act of 1933, as amended, pursuant to our Registration Statements on Form S-1 (File numbers 333-128996 and 333-131390) which were declared effective by the Securities and Exchange Commission on January 30, 2006.

Net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, totaled approximately $199.1 million.  Aggregate underwriting discounts and commissions totaled approximately $15.8 million.  Aggregate offering expenses totaled approximately $11.5 million for legal, accounting and other fees and expenses, and included a payment to Bruckmann, Rosser, Sherill & Co. L.L.C. (an affiliate of certain of our principal stockholders) of approximately $8.0 million in connection with the termination of a management services agreement.

We used the net offering proceeds to us of $199.1 million as follows:

•  $56.5 million to fund the closing of our acquisition of Eagle on February 28, 2006.  Gary W. Bagley, our Chairman, and Kenneth R. Sharp, Jr., one of our executives, held approximately 25.3% and 6.0%, respectively, of the ownership interests in Eagle High Reach Equipment, Inc. and will each receive their proportionate share of the net proceeds received by the holders of Eagle High Reach Equipment, Inc. For information on the Eagle acquisition, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments;

•  $30.3 million to purchase rental equipment under operating leases;

•  $8.6 million to pay deferred compensation owed to one of our current executives and a former executive; and

•  $96.6 million to repay outstanding principal indebtedness under our senior secured credit facility.

We intend to use the remaining net proceeds of approximately $7.1 million for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted our 2006 Stock Inventive Plan in January 2006.  At December 31, 2005, we did not have any compensation plans under which our equity securities were authorized for issuance to employees or non-employees.

Item 6.     Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated.  The selected historical consolidated financial data as of and for the years ended December 31, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.  The selected historical consolidated financial data as of and for the years ended December 31, 2001 and 2002 have been derived from our consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this annual report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes thereto and other financial data included elsewhere in this annual report.

	For the Year Ended December 31,
	2005	2004	2003	2002 (1)	2001
	(Dollars in thousands, except per unit data)
Statement of operations data(2):
Revenues:
Equipment rentals	$190,794	$160,342	$153,851	$136,624	$98,696
New equipment sales	156,341	116,907	81,692	72,143	84,138
Used equipment sales	111,139	84,999	70,926	52,487	59,441
Parts sales	70,066	58,014	53,658	47,218	36,524
Service revenue	41,485	33,696	33,349	27,755	19,793
Other	30,385	24,214	20,510	14,778	10,925
Total revenues	600,210	478,172	413,986	351,005	309,517
Cost of revenues:
Rental depreciation	54,534	49,590	55,244	46,627	30,004
Rental expense	47,027	50,666	49,696	37,706	23,154
New equipment sales	137,169	104,111	73,228	65,305	77,442
Used equipment sales	84,696	67,906	58,145	43,776	51,378
Parts sales	49,615	41,500	39,086	34,011	27,076
Service revenue	15,417	12,865	13,043	11,438	8,106
Other	30,151	28,246	26,433	19,774	14,439
Total cost of revenues	418,609	354,884	314,875	258,637	231,599
Gross profit:
Equipment rentals	89,233	60,086	48,911	52,291	45,538
New equipment sales	19,172	12,796	8,464	6,838	6,696
Used equipment sales	26,443	17,093	12,781	8,711	8,063
Parts sales	20,451	16,514	14,572	13,207	9,448
Service revenue	26,068	20,831	20,306	16,317	11,687
Other	234	(4,032)	(5,923)	(4,996)	(3,514)
Total gross profit	181,601	123,288	99,111	92,368	77,918
Selling, general and administrative expenses	111,409	97,525	93,054	78,352	55,382
Loss from litigation	—	—	17,434	—	—
Related party expense	—	—	1,275	—	—
Gain on sale of property and equipment	91	207	80	59	46
Income (loss) from operations	70,283	25,970	(12,572)	14,075	22,582
Other income (expense):
Interest expense(3)	(41,822)	(39,856)	(39,394)	(28,955)	(17,995)
Other, net	372	149	221	372	156
Total other expense, net	(41,450)	(39,707)	(39,173)	(28,583)	(17,839)
Income (loss) before taxes	28,833	(13,737)	(51,745)	(14,508)	4,743
Income tax provision (benefit)	673	—	(5,694)	(6,287)	1,443
Net income (loss)	$28,160	$(13,737)	$(46,051)	$(8,221)	$3,300
Net income (loss) per common unit(4)	$282	$(137)	$(461)	$(82)	NM

	For the Year Ended December 31,
	2005	2004	2003	2002(1)	2001
	(Dollars in thousands)
Other financial data:
Depreciation and amortization(5)	$59,860	$53,526	$59,159	$49,659	$32,163
Statement of cash flows:
Net cash provided by operating activities	35,904	5,639	19,344	25,319	30,115
Net cash provided by (used in) investing activities	(83,075)	(11,753)	20,908	(18,694)	(37,846)
Net cash provided by (used in) financing activities	49,440	5,581	(39,759)	(7,549)	10,426

	As of December 31,
	2005	2004	2003 (Restated)	2002(1) (Restated)	2001
	(Dollars in thousands)
Balance sheet data:
Cash	$5,627	$3,358	$3,891	$3,398	$4,322
Rental equipment, net	308,036	243,630	261,154	322,271	195,701
Goodwill, net	8,572	8,572	8,572	8,572	3,204
Deferred financing costs	8,184	10,251	11,235	12,612	—
Total assets	530,697	408,669	409,393	476,119	287,129
Total debt(6)	349,902	299,392	292,042	330,139	196,332
Members’ equity (deficit)	(5,140)	(33,300)	(19,563)	26,487	29,899

(1)        H&E LLC is the result of the merger on June 17, 2002 of ICM Equipment Company LLC and its consolidated subsidiaries (“ICM”) and Head & Engquist Equipment, LLC (“Head & Engquist,” a wholly-owned subsidiary of Gulf Wide Industries, LLC (“Gulf Wide”)), with and into Gulf Wide. Accordingly, the historical statement of operations data for H&E LLC for the year ended December 31, 2002 reflects the results of operations of Head & Engquist from January 1, 2002, until the date of the merger and includes ICM’s results of operations from the date of the merger through December 31, 2002.

(2)     See note 18 of the 2005 consolidated financial statements of H&E LLC included in Item 8 of this annual report on Form 10-K.

(3)     Interest expense is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest.

(4)     Net income (loss) per common unit is based on 100 units of H&E LLC owned by H&E Holdings since June 17, 2002.  The net income (loss) per common unit in 2002 only accounts for the period following the Gulf Wide transaction on June 17, 2002. The period prior to the Gulf Wide transaction is not meaningful because of the substantial changes to our capital structure resulting from such transaction.  Due to the Reorganization Transactions and our recent initial public offering, net income (loss) per common unit will not relate to periods subsequent to December 31, 2005.

(5)        Excludes amortization of loan discounts and deferred financing costs included in interest expense.

(6)        Total debt represents the amounts outstanding under the senior secured credit facility, senior secured notes, senior subordinated notes, notes payable and capital leases.

“NM”, as used in the table above, means not meaningful because of the substantial changes to our capital structure resulting from the Gulf Wide transaction.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors

Overview

As described in our annual report on Form 10-K for the year ended December 31, 2004, filed on September 29, 2005, we restated our previously issued consolidated financial statements as of and for the year ended December 31, 2003 and 2002 to primarily correct our accounting treatment of deferred taxes in connection with our combination with ICM Equipment Company on June 17, 2002.  All financial information contained herein reflects the restatements and reclassifications.

Background

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment, (2) cranes, (3) earthmoving equipment, and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain an extremely high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.

As of March 22, 2006, we operated 48 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast and Southeast regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 45 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc. Prior to our initial public offering, our business was conducted through H&E LLC.  In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company.

Business Segments

We have five reportable segments because we derive our revenues from five principal business activities: (1) equipment rentals; (2) new equipment sales; (3) used equipment sales; (4) parts sales and (5) repair and maintenance services. These segments are based upon how we allocate resources and assess performance. In addition, we also have non-segmented revenues and costs that relate to equipment support activities.

•       Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have an extremely well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization, rental rate trends and targets, and equipment demand which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•       New Equipment Sales. Our new equipment sales operation sells new equipment in all four product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•       Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provides a profitable distribution channel for disposal of rental equipment.

•       Parts Sales. Our parts business sells new and used parts for the equipment we sell, and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•       Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty. We have approximately 560 highly skilled service technicians.

Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight, and damage waivers, and are not generally allocated to reportable segments.

You can read more about our business segments under Item 1—Business and in note 18 of the consolidated financial statements in Item 8.

Revenue Sources

Total Revenues.   We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year end December 31, 2005, approximately 31.8% of our total revenues were attributable to equipment rentals, 26.0% of our total revenues were attributable to new equipment sales, 18.5% were attributable to used equipment sales, 11.7% were attributable to parts sales, 6.9% were attributable to our service revenues and 5.1% were attributable to non-segmented other revenues.

Revenue by Segment	Gross Profit by Segment
($ in millions)	($ in millions)

The equipment that we sell, rent and service is principally used in the construction industry, as well as by companies for commercial and industrial uses such as plant maintenance and turnarounds. As a result, our total revenues are affected by several factors including, but not limited to, the demand for and availability of rental equipment, rental rates, the demand for new and used equipment, the level of construction and industrial activities, spending levels by our customers, adverse weather conditions and general economic conditions. For a discussion of the impact of seasonality on our revenues, see Seasonality below.

Equipment Rentals.   Revenues from equipment rental depend on rental rates. Because rental rates are impacted by competition in specific regions and markets, we continuously monitor and adjust rental rates. We have a rental rate initiative driven by management to increase rental rates. Equipment rental revenue is also impacted by the availability of equipment and by time utilization (equipment usage based on customer demand). We generate reports on, among other things, time utilization, demand pricing (rental rate pricing based on physical utilization), and rental rate trends on a piece-by-piece basis for our rental fleet. We recognize revenues from equipment rentals in the period earned, over the contract term, regardless of the timing of billing to customers.

New Equipment Sales.   We optimize revenues from new equipment sales by selling equipment through a professional in-house retail sales force focused by product type. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our status as a leading distributor for some of our key suppliers improves our ability to obtain equipment. New equipment sales are an important component of our integrated model due to customer interaction and service contact; new equipment sales also lead to future parts and service revenues. We recognize revenue from the sale of new equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.

Used Equipment Sales.   We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet. The remainder of used equipment sales revenues comes from the sale of inventoried equipment that we acquire through trade-ins from our equipment customers and selective purchases of high-quality used equipment. Our policy is not to offer specified-price trade-in arrangements on equipment for sale. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide a profitable distribution channel for disposal of rental equipment. We recognize revenue for the sale of used equipment in the same manner that we recognize revenue from new equipment sales.

Parts Sales.   We generate revenues from the sale of new and used parts for equipment that we rent or sell, as well as for other makes of equipment. Our product support sales representatives are instrumental in generating our parts revenues. They are product specialists and receive performance incentives for achieving certain sales levels. Most of our parts sales come from our extensive in-house parts inventory. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to the economic cycles that affect our rental and equipment sales operations. We recognize revenues from parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.

Services.   We derive our services revenues from maintenance and repair services to customers for their owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventative maintenance services to industrial customers. These preventative maintenance services accounted for approximately 10.8% of our services revenues for the year ended December 31, 2005. Our after-market service provides a high-margin, relatively stable source of revenue through changing economic cycles. We recognize services revenues at the time services are rendered.

Non-Segmented Revenues.   Our non-segmented other revenue consists of billings to customers for equipment support and activities including: transportation, hauling, parts freight and loss damage waiver charges. We recognize revenue for support services at the time we generate an invoice for such services and after the services have been provided.

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the fiscal year ended December 31, 2005, our total cost of revenues was approximately $418.6 million. Our operating expenses consist principally of selling, general and administrative expense, and, in the case of fiscal year 2003, loss from litigation. For the fiscal year ended December 31, 2005, our operating expenses were approximately $111.4 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below gross profit are not generally allocated to our reportable segments.

Cost of Revenues:

Rental Depreciation.   Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year useful life, earthmoving over a five year useful life with a 25% salvage value, and industrial lift-trucks over a seven year useful life. Attachments and other smaller type equipment are fully depreciated over a three year useful life.

Rental Expense.   Rental expense represents the costs associated with rental equipment, including, among other things, the cost of servicing and maintaining our rental equipment, property taxes on our fleet, equipment operating lease expense and other miscellaneous costs of rental equipment.

New Equipment Sales.   Cost of new equipment sold consists of the equipment cost of the new equipment that is sold.

Used Equipment Sales.   Cost of used equipment sold consists of the net book value of rental equipment for used equipment sold from our rental fleet, amount of credit given to the customer towards the new equipment for trade-ins and the equipment cost for used equipment purchased for sale.

Parts Sales.   Cost of parts sales represents costs attributable to the sale of parts directly to customers.

Service Support.   Cost of service revenue represents costs attributable to service provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.

Non-Segmented Other.   Costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other items, drivers wages fuel costs, shipping costs, and our costs related to damage waiver policies.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, insurance expense, professional fees, property and other taxes, administrative overhead, and depreciation associated with property and equipment (other than rental equipment). These expenses are not generally allocated to our reportable segments.

Loss from Litigation:

In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in a state court in North Carolina. In May, 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million which we recorded as a loss in 2003. For a more detailed description of this loss, see Results of Operations below and Item 3—Legal Proceedings.

Interest Expense:

Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior secured notes due 2012 and senior subordinated notes due 2013 and statutory interest on the judgment in the Sunbelt litigation as mentioned above.

Principal Cash Flows

We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, and our revolving senior secured credit facility as the primary sources of funds to purchase our inventory, and fund working capital and capital expenditures.

Rental Fleet

A significant portion of our overall value is in our rental fleet equipment. Our rental fleet (including rental equipment financed with operating leases) as of December 31, 2005, consisted of 14,341 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $522 million. As of December 31, 2005, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	10,767	75%	$332.1	63%	45.4
Cranes	358	2%	77.2	15%	51.3
Earthmoving	829	6%	66.4	13%	16.7
Lift Trucks	1,127	8%	29.6	6%	29.7
Other	1,260	9%	17.1	3%	27.2
Total	14,341	100%	$522.4	100%	41.1

Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. On average, we decreased the age of our rental fleet by approximately 2.9 months during 2005. We increased our overall gross rental fleet, through the normal course of business activities, by approximately $52.6 million during 2005. We also increased our utilization, average rental rate and rental revenue. The mix among our four core product lines remained consistent with that of prior years. As a result of our in-house service capabilities and extensive maintenance program, our fleet is extremely well-maintained.

The mix and age of our rental fleet, as well as our cash flows, are impacted by the normal sales of equipment from the rental fleet and the capital expenditures to acquire new rental fleet equipment. In making acquisition decisions, we evaluate current market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated life of the specific equipment, among other things.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, which are discussed below and under the heading Forward-Looking Statements, and in Item 1A—Risk Factors in this annual report on Form 10-K, include:

•       Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures.

•       Economic downturns. The demand for our products is dependent on the general economy, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries can cause demand for our products to materially decrease. Until recently, our business and profit margins were adversely affected by unfavorable economic conditions which resulted, among other things, in a decline in construction activity and overcapacity of available equipment.

•       Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. The adverse weather also has a seasonal impact in parts of our Intermountain region.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see Seasonality.

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. In applying many accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and they and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See note 2 to our consolidated financial statements for a summary of our significant accounting policies.

Revenue Recognition.   Our revenue recognition varies by segment. Our policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue is appropriately reported in the periods presented. We recognize revenue from new equipment sales, used equipment sales and parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. We recognize services revenues at the time services are rendered. We recognize other revenues for support services at the time we generate an invoice including the charge for such services.

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of current credit information and payment histories. Our credit risk is mitigated by our geographically diverse customer base and our credit evaluation procedures. The rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

Useful Lives of Rental Equipment and Property and Equipment.   We depreciate rental equipment and property and equipment over their estimated useful lives (generally three to ten years), after giving effect to an estimated salvage value of 0% to 25% of cost. The useful life of rental equipment is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after such period. We routinely review the assumptions utilized in computing rates of depreciation. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

The amount of depreciation expense we record is highly dependent upon the estimated useful life assigned to each category of rental equipment and the salvage values assigned.  Generally, we assign lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life.  Depreciation expense on the rental fleet for the year ended December 31, 2005 was $54.5 million.  For the year ended December 31, 2005, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Aerial Work Platforms	Cranes	Earth- moving	Lift Trucks	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2005
Depreciation expense for the year ended
December 31, 2005	$26.9	$8.9	$11.1	$4.5	$3.1	$54.5
Increase of 2 years in useful life	22.5	6.0	7.1	3.3	3.4	42.4
Decrease of 2 years in useful life	33.8	9.0	16.6	5.9	3.1	68.4

For purposes of the sensitivity analysis above, we have elected not to decrease the lives of other equipment which are primarily three year assets; rather we have held the depreciation expense constant at our actual amount.  We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class.  As noted in this sensitivity table, in general terms, a one-year change in the estimated life across all classes of our rental equipment will give rise to an approximate change in our annual depreciation expense of $6.0 million.

As previously mentioned, another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment.  Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value.  This factor is highly subjective and subject to change upon future actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $500,000.

Impairment of Long-Lived Assets.   Long-lived assets are recorded at the lower of amortized cost or fair value. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset over the remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Inventories.   We state our new and used equipment inventories at the lower of cost or market by specific identification. Parts and supplies are stated on the lower of the weighted average cost or market. We maintain allowances for damaged, slow-moving and unmarketable inventory to reflect the difference between the cost of the inventory and the estimated market value. Changes in product demand may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to inventory valuation are inherent in the preparation of financial statements.

Income Taxes.   We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.

Results of Operations

The tables included in the period comparisons below provide summaries of our revenues and gross profits for our business segments. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2005	2004	Change	Change
	(in millions, except percentages)
Segment Revenues:
Equipment rentals	$190.8	$160.3	$30.5	19.0%
New equipment sales	156.3	116.9	39.4	33.7%
Used equipment sales	111.1	85.0	26.1	30.7%
Parts sales	70.1	58.0	12.1	20.9%
Services revenues	41.5	33.7	7.8	23.1%
Non-Segmented revenues	30.4	24.3	6.1	25.1%
Total revenues	$600.2	$478.2	$122.0	25.5%

Total Revenues.   Our total revenues were $600.2 million in 2005 compared to $478.2 million in 2004, an increase of $122.0 million, or 25.5%. Revenues increased for all reportable segments as a result of increased customer demand for our products and services.

Equipment Rental Revenues.   Our revenues from equipment rentals increased $30.5 million, or 19.0%, to $190.8 million in 2005 from $160.3 million in 2004. The increase is primarily a result of improved rental rates and higher time utilization. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $20.0 million, cranes increased $3.6 million, earthmoving increased $3.4 million, lift trucks increased $1.8 million and other equipment rentals increased $1.7 million. Rental equipment dollar utilization (annual rental revenues divided by the average quarterly original rental fleet equipment costs of $494.7 million and $472.3 million for 2005 and 2004, respectively) was approximately 38.6% in 2005 compared to 33.9% in 2004.

New Equipment Sales Revenues.   Our new equipment sales increased $39.4 million, or 33.7%, to $156.3 million in 2005 from $116.9 million in 2004. In 2005, sales of new cranes increased $16.1 million, aerial work platforms increased $11.6 million, new earthmoving sales increased $8.6 million and new lift trucks increased $2.6 million. Other new equipment sales also increased by $0.5 million.

Used Equipment Sales Revenues.   Our used equipment sales increased $26.1 million, or 30.7%, to $111.1 million in 2005 from $85.0 million in 2004. In 2005, our used equipment sales from the fleet were approximately 136.6% compared to 130.3% of net book value for 2004. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased.

Parts Sales Revenues.   Our parts sales increased $12.1 million, or 20.9%, to $70.1 million in 2005 from $58.0 million in 2004. The increase was primarily attributable to increased customer demand for parts.

Service Revenues.   Our service revenues increased $7.8 million, or 23.1%, to $41.5 million in 2005 from $33.7 million in 2004 primarily attributable to increased customer demand for service support.

Non-Segmented Revenues.   Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenue increased $6.1 million, or 25.1%, during 2005. These support activities increased due to a combination of the increases in charge-out rates and in the volume of our primary business activities.

Gross Profit

	For the Year Ended December 31		Total Dollar	Total Percentage
	2005	2004	Change	Change
	(in millions, except for percentages)
Segment Gross Profit:
Equipment rentals	$89.3	$60.1	$29.2	48.6%
New equipment sales	19.1	12.8	6.3	49.2%
Used equipment sales	26.4	17.1	9.3	54.4%
Parts sales	20.5	16.5	4.0	24.2%
Services	26.1	20.8	5.3	25.5%
Non-Segmented gross profit	0.2	(4.0)	4.2	105.0%
Total gross profit	$181.6	$123.3	$58.3	47.3%

Total Gross Profit.   Our total gross profit was $181.6 million in 2005 compared to $123.3 million in 2004, a $58.3 million, or 47.3%, increase. Gross profit increased primarily as a result of increased rental revenues combined with reduced rental expense. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for 2005 was 30.3%, an increase of 4.5% from the 25.8% gross profit margin in 2004. Our gross profit was attributable to:

Equipment Rentals Gross Profit.   Our gross profit from equipment rentals increased $29.2 million, or 48.6%, to $89.3 million in 2005 from $60.1 million in 2004. The increase is primarily a result of a $30.5 million increase in rental revenue and a $3.6 million decrease in rental expense. These improvements in gross profit were offset by a $4.9 million increase in rental depreciation expense.

New Equipment Sales Gross Profit.   Our new equipment sales gross profit increased $6.3 million, or 49.2%, to $19.1 million in 2005 from $12.8 million in 2004. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenue, improved margins and the mix of equipment sold.

Used Equipment Sales Gross Profit.   Our used equipment sales gross profit increased $9.3 million, or 54.4%, to $26.4 million in 2005 from $17.1 million in 2004. The increase in used equipment sales gross profit was primarily the result of higher used equipment sales, improved margins and the mix of used equipment sold.

Parts Sales Gross Profit.   Our parts sales revenue gross profit increased $4.0 million, or 24.2%, to $20.5 million in 2005 from $16.5 million in 2004. The increase was primarily attributable to increased customer demand for parts.

Service Revenues Gross Profit.   Our service revenues gross profit increased $5.3 million, or 25.5%, to $26.1 million in 2005 from $20.8 million in 2004. The increase was primarily attributable to increased customer demand for service support.

Non-Segmented Revenues Gross Profit.   Our non-segmented revenues gross profit improved 105.0% on a 25.1% improvement in revenues. The improvement in gross profit is the result of several factors, most significantly a $1.8 million gross profit improvement in hauling activities and a $1.2 million gross profit improvement in damage waiver charges. These improvements are largely due to a strategic focus on these equipment support activities combined with the increase in support activity revenues.

Selling, General and Administrative Expenses.   Selling, general and administrative (“SG&A”) expenses increased $13.9 million, or 14.3%, to $111.4 million in 2005 from $97.5 million in 2004. The increase was primarily related to increased headcount, higher sales commissions, performance incentives, benefits and professional services. As a percent of total revenues, SG&A expenses were 18.6% in 2005 down from 20.4% in the prior year, reflecting the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year.

Other Income (Expense).   Our 2005 other expense increased by $1.8 million to $41.5 million from $39.7 million in 2004. Our interest expense for 2005 increased $2.0 million this year compared to last year as a result of increased outstanding borrowings under our senior secured credit facility. The annual interest rates on our senior secured credit facility averaged 7.4% in 2005 compared to 7.1% in 2004.

Income Taxes.   At December 31, 2005 we were a limited liability company that had elected to be treated as a C Corporation for income tax purposes. For 2005, income tax expense was $0.7 million compared to $0 at December 31, 2004. The increase is a result of our income in 2005 and the establishment of a valuation allowance against our net deferred income tax assets. Based on the cumulative losses we had previously incurred, at the end of 2005 and 2004, we recorded a tax valuation allowance of $8.2 million and $19.1 million, respectively, to reduce our deferred tax assets to an amount that we consider more likely than not to be recoverable.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2004	2003	Change	Change
	($ in millions)
Segment Revenues:
Equipment rentals	$160.3	$153.9	$6.4	4.2%
New equipment sales	116.9	81.7	35.2	43.1%
Used equipment sales	85.0	70.9	14.1	19.9%
Parts sales	58.0	53.7	4.3	8.0%
Services	33.7	33.3	0.4	1.2%
Non-Segmented revenues	24.3	20.5	3.8	18.5%
Total revenues	$478.2	$414.0	$64.2	15.5%

Total Revenues.   Our total revenues were $478.2 million in 2004 compared to $414.0 million in 2003, an increase of $64.2 million, or 15.5%. Revenues increased for all reportable segments as a result of increased customer demand for our products and services combined with rental and support services activity rate increases.

Equipment Rental Revenues.   Our revenues from equipment rentals increased $6.4 million, or 4.2%, to $160.3 million in 2004 from $153.9 million in 2003. The increase is primarily due to increased rental rates and higher time utilization, despite a reduction in the overall total gross rental fleet by $24.5 million through the normal course of business activities over the last year. The most significant component of the increase in rental revenues occurred in hi-lift or aerial platform equipment. This increase was partially offset primarily by a decrease in cranes which is a result of lower time utilization. Rental equipment dollar utilization (annual rental revenues divided by the average quarterly original rental fleet equipment costs of $472.3 million and $518.2 million for 2004 and 2003, respectively) was approximately 33.9% in 2004 and 29.7% in 2003.

New Equipment Sales Revenues.   Our new equipment sales increased $35.2 million, or 43.1%, to $116.9 million in 2004 from $81.7 million in 2003. In 2004, sales of new cranes, aerial work platforms, earthmoving and other new equipment improved, offset by a decline in new lift truck sales. The decline in lift truck sales was primarily due to the timing and availability of equipment.

Used Equipment Sales Revenues.   Our used equipment sales increased $14.1 million, or 19.9%, to $85.0 million in 2004 from $70.9 million in 2003. Used equipment sales increased in all product lines except for other used equipment sales. In 2004, we sold our used equipment at approximately 125.2% of book value compared to 122.0% of net book value in 2003. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased.

Parts Sales Revenues.   Our parts sales revenues increased $4.3 million, or 8.0%, to $58.0 million in 2004 from $53.7 million in 2003. The increase was primarily attributable to increased customer demand for service support.

Service Revenues.   Our service revenues increased $0.4 million, or 1.2%, to $33.7 million in 2004 from $33.3 million in 2003. The increase was primarily attributable to increased customer demand for parts.

Non-Segmented Revenues.   Our non-segmented other revenues consisted primarily of billings to customers for equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenue increased $3.8 million, or 18.5%, during 2004. The increase in other revenues is partly attributable to an increase in certain charge-out rates for support activities. In addition, most of these support activities increased due to the increases in our other business activities.

Gross Profit

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2004	2003	Change	Change
	($ in millions)
Segment Gross Profit:
Equipment rentals	$60.1	$48.9	$11.2	22.9%
New equipment sales	12.8	8.5	4.3	50.6%
Used equipment sales	17.1	12.8	4.3	33.6%
Parts sales	16.5	14.5	2.0	13.8%
Services	20.8	20.3	0.5	2.5%
Non-Segmented revenues	(4.0)	(5.9)	1.9	32.2%
Total gross profit	$123.3	$99.1	$24.2	24.4%

Total Gross Profit.   Our total gross profit was $123.3 million in 2004 compared to $99.1 million in 2003, an increase of $24.2 million, or 24.4%. Gross profit increased primarily as a result of the reduction of the overall rental fleet combined with an increase in rental revenues. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for 2004 was 25.8%, compared to 23.9% in 2003. Gross profit margins also increased primarily due to the decreased costs associated with the reduced fleet and the improved margins in equipment sales. Our gross profit was attributable to:

Equipment Rentals Gross Profit.   Our equipment rentals gross profit increased $11.2 million, or 22.7%, to $60.1 million in 2004 from $48.9 million in 2003. The increase was primarily a result of a $6.4 million increase in rental revenue and a decrease of $5.6 million in total rental fleet depreciation. These improvements in gross profit were partially offset by an increase of $0.8 million in rental expense.

New Equipment Sales Gross Profit.   Our new equipment sales gross profit increased $4.3 million, or 50.6%, to $12.8 million in 2004 from $8.5 million in 2003. In 2004, gross profit on sales of new cranes, aerial work platforms, earthmoving and other new equipment improved while gross profit on sales of new lift trucks were comparable to the prior year.

Used Equipment Sales Gross Profit.   Our gross profit on used equipment sales increased $4.3 million, or 33.6%, to $17.1 million in 2004 from $12.8 million in 2003. Used equipment sales gross profit increased across all product lines except for other used equipment. The increase in used equipment sales gross profit was attributable to increased revenues and the mix of used equipment sold.

Parts Sales Gross Profit.   Our parts sales gross profit increased $2.0 million, or 13.8%, to $16.5 million in 2004 from $14.5 million in 2003. The increase was primarily attributable to increased customer demand for parts.

Service Revenues Gross Profit.   Our service revenues gross profit increased $0.5 million, or 2.5%, to $20.8 million in 2004 from $20.3 million in 2003. The increase was primarily attributable to increased customer demand for service support.

Non-Segmented Revenues Gross Profit.   The improvement in gross profit is largely due to volume increases.

Selling, General and Administrative Expenses.   SG&A expenses increased $4.4 million, or 4.7%, to $97.5 million in 2004 from $93.1 million in 2003. Approximately $3.5 million of the increase related to higher sales commissions, performance incentives, benefits and other costs associated with increased revenues. Rising insurance, facility, depreciation and transportation and hauling costs accounted for the remaining $1.0 million of the total increase. As a percent of total revenues, SG&A expenses were 20.4% in 2004 compared to 22.5% in the prior year, reflecting the fixed cost nature of certain SG&A costs combined with higher total revenues in 2004 compared to 2003.

Loss from Litigation.   In July 2000, one of our competitors, Sunbelt Rentals, Inc., (“Sunbelt”) brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occurred a misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million. Consequently, we recorded a $17.4 million loss in 2003. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the Court’s ruling, we posted and filed an irrevocable standby letter of credit for $20.1 million, representing the amount of the judgment plus $2.7 million in anticipated statutory interest (8%) for the twenty-four months while the judgment was to be appealed. On October 18, 2005, the Court of Appeals of North Carolina denied our appeal.

We did not pursue any additional appeals and, on November 23, 2005, entered into a settlement agreement with Sunbelt to pay the full amount of the irrevocable standby letter of credit. We made this payment on November 28, 2005. This payment of damages did not cause a default or an event of acceleration under our senior secured credit facility, senior secured notes or senior subordinated notes. The payment of damages did not adversely impact our liquidity, because the payment was funded through our senior secured credit facility and availability under the senior secured credit facility was already reduced by the amount of the letter of credit. At the time of payment, the amount of the judgment was reclassified from accrued liabilities to debt under our senior secured credit facility. This did not result in a net change to total liabilities on our balance sheet. In addition, this did not adversely impact our balance sheet or statement of operations, because the judgment, including statutory interest through the date of payment had been reflected in our consolidated financial statements.

Related Party Expense.   On June 29, 1999, we entered into a $3.0 million consulting and non-competition agreement with Mr. Thomas Engquist, a related party. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in a Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs.

Due to Mr. Engquist’s passing away during 2003, we will not be provided any further consulting services. Therefore, we have recorded a $1.3 million expense for the present value of the remaining future payments.

Other Income (Expense).   Our 2004 other expense increased by $0.5 million to $39.7 million from $39.2 million for 2003. Our interest expense for 2004 increased $0.4 million this year compared to 2003. The annual interest rates on our senior secured credit facility averaged 7.1% in 2004 compared to 5.4% in 2003.

Income Taxes.   At December 31, 2005, we were a limited liability company that had elected to be treated as a C Corporation for income tax purposes. For 2004, income taxes increased by $5.7 million to a provision of approximately $0 from a benefit of $5.7 million. The increase is a result of our loss in 2003 and the establishment of a valuation allowance against our net deferred tax assets. At the end of 2004 and 2003, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Liquidity and Capital Resources

Cash flow from operating  activities.   Our cash provided by operating activities for the year ended December 31, 2005 was $35.9 million.  Our cash flows from operations were primarily attributable to our reported net income of $28.2 million, which, when adjusted for non-cash expense items, such as depreciation, deferred income taxes and amortization and gains on the sale of long-lived assets provided positive cash flows.  These cash flows from operating activities were partially offset by increases of $42.5 million in manufacturer flooring plans payable and $14.8 million in trade accounts payable, primarily due to an increase in inventory purchases.  Our cash flows from operations were also positively impacted by increases in accrued expenses payable and other liabilities including accrued insurance reserves, accrued payroll and related liabilities, and accrued sales, use and property taxes.  Offsetting these positive cash flows from operations were increases in our receivables of $32.1 million and an increase in our inventories of $44.2 million.  Our receivables increased during 2005 due to higher sales volume.  The increase in our inventories reflects our strategy of taking advantage of available inventory during a time when original equipment manufacturers were experiencing significantly increased lead times and to avoid anticipated price increases from our manufacturers.  Additionally, our cash flow from operations was negatively impacted by payment of the letter of credit, including accrued interest, in connection with the Sunbelt litigation (see Item 3—Legal Proceedings).

For 2004, our cash provided by operating activities was $5.6 million. Our cash flows operations were primarily attributable to our reported net loss of $13.7 million, which, when adjusted for non-cash expense items, such as depreciation, taxes and amortization, and gains on the sale of long-lived assets provided positive cash flows. These cash flows from operating activities were principally offset by increases in our receivables of $7.7 million and an increase in our inventories of $22.3 million.

Cash flow from investing activities.   For 2005, cash used in our investing activities was $83.1 million. This is a net result of proceeds from the sale of rental and non-rental equipment of $88.0 million offset by purchasing $171.1 million in rental and non-rental equipment. For 2004, cash used in our investing activities was $11.8 million. This is a net result of proceeds from the sale of rental and non-rental equipment of $65.7 million offset by purchasing $77.5 million in rental and non-rental equipment.

Cash flow from financing activities.   We completed an initial public offering of our common stock in February 2006, resulting in total net proceeds to us, after deducting underwriting commissions and other fees and expenses, of approximately $199.1 million (see Recent Developments below). For 2005, cash provided by our financing activities was $49.4 million. For the year, our total borrowings under the amended senior secured credit facility were $616.5 million and total payments under the amended senior secured credit facility were $565.4 million. The borrowings under the credit facility included amounts drawn to fund the letter of credit associated with the Sunbelt litigation (See Item 3—Legal Proceedings). Financing costs paid in cash for the refinancing totaled $0.1 million and payment of related party obligation was $0.2 million. Payments on capital leases and other notes were $1.4 million.

For 2004, cash provided by our financing activities was $5.6 million. For the year, our total borrowings under the amended senior secured credit facility were $479.8 million and total payments under the amended senior secured credit facility were $468.4 million. Financing costs paid in cash for the refinancing totaled $0.9 million and payment of related party obligation was $0.3 million. Payments on capital leases and other notes were $4.5 million.

Senior Secured Credit Facility Amendments

On January 13, 2005 we amended the senior secured credit agreement dated June 17, 2002 governing our senior secured credit facility to increase the limitation on certain property and equipment capital expenditures from $5.0 million to $8.5 million during any fiscal year. We did not pay an amendment fee relating to this amendment.

On March 11, 2005, we further amended the senior secured credit agreement dated June 17, 2002. Principally, the amendment:

•       lowers interest rates according to a pricing grid based upon daily average excess availability for the immediately preceding fiscal month. We elect interest at either (1) the Index Rate (the higher of the prime rate, as determined pursuant to the amended credit agreement, and the federal funds rate plus 50 basis points) plus the applicable revolver Index margin per annum or the applicable LIBOR rate, or (2) LIBOR rate, plus the applicable revolver LIBOR margin per each calendar month. With daily average excess availability equal to or more than $40 million, the LIBOR margin will be 2.25% and the Index margin will be 0.75%. If availability falls below $40 million and equal to or more than $25 million, the senior secured credit facility bears interest at a LIBOR margin of 2.50% and the Index margin will be 1.00%. If availability is less than $25 million, the LIBOR margin will be 2.75% and the Index margin will be 1.25%. The commitment fee equal to 0.5% per annum in respect to un-drawn commitments remains unchanged;

•       decreases the block on availability of assets from $30 million to $15 million based on the total borrowing base assets; and

•       increases the advance rate on rental fleet assets to 80% of orderly liquidation value.

We did not pay an amendment fee relating to this amendment.

On March 29, 2005, we further amended the senior secured credit agreement to extend the delivery of audited financial statements until September 30, 2005. The Company did not pay a fee associated with this amendment.

As of August 26, 2005, we were granted a waiver under our senior secured credit agreement, pursuant to which our lenders waived our non-compliance with, and the effects of our non-compliance under, various representations and non-financial covenants contained in the senior secured credit agreement affected by the accounting adjustments in connection with the restatement described in our annual report filed on Form 10-K for the year ended December 31, 2004, filed on September 29, 2005. As a result of the restatement, among other things, we would no longer be able to make the representations under the senior secured credit agreement concerning the conformity with GAAP of our previously delivered financial statements, or confirm our prior compliance with certain obligations concerning the maintenance of our books and records in accordance with GAAP. Because the restatement did not breach any of the financial covenants in the senior secured credit agreement, the waiver does not waive or modify any such financial covenants. We continue to have full access to our revolving credit facility under the senior secured credit agreement.

On October 13, 2005, we further amended the senior secured credit agreement. Principally, the amendment:

•       increases the aggregate revolving loan commitment from $150.0 million to $165.0 million;

•       increases the block on availability of assets from $15.0 million to $16.5 million, based on the total borrowing base assets; and

•       increases the lien basket for purchase money indebtedness and conditional sale or other title retention agreements with respect to equipment, from $90.0 million to $125.0 million.

In connection with this amendment, we paid an amendment fee of approximately $0.1 million.

On November 16, 2005, we further amended the senior secured credit agreement to remove the $8.5 million limitation on property and equipment capital expenditures. We did not pay an amendment fee relating to this amendment.

On February 3, 2006, the senior secured credit agreement was amended primarily to (1) approve, as described elsewhere in this annual report, the merger of H&E Holdings and H&E LLC with and into H&E Equipment Services, Inc., with H&E Equipment Services, Inc. surviving the reincorporation merger as the operating company, and to effectuate H&E Equipment Services, Inc. as a “Borrower” under the terms of the senior secured credit facility; and (2) require the proceeds of certain stock and debt issuances in excess of $1,000,000 in the aggregate be used to prepay amounts outstanding under the senior secured credit facility in an amount equal to such proceeds. We did not pay an amendment fee relating to this amendment.

On March 20, 2006, the senior secured credit agreement was further amended to (1) adjust the “Applicable Revolver Index Margin”, the “Applicable Revolver LIBOR Margin” and the “Applicable L/C Margin” to reflect tiered pricing based upon our monthly computed “Leverage Ratio” applied on a prospective basis commencing at least one day after the date of delivery to the “Lenders” of the monthly unaudited “Financial Statements” beginning after March 31, 2006; (2) adjust the “Applicable Unused Line Fee Margin” to reflect tiered pricing based upon our “Excess Availability Percentage” computed on the first day of a calendar month applied on a prospective basis commencing with the first adjustment to the “Applicable Revolver Index Margin” and “Applicable Revolver LIBOR Margin”; (3) eliminate the $16.5 million block on availability of assets; (4) revise the financial covenants to (i) add a covenant requiring maintenance of a minimum “Fixed Charge Coverage Ratio” of 1.10 to 1.00, which is tested at the end of each fiscal month only if a “Covenant Liquidity Event” has occurred and is then continuing and (ii) eliminate all other “Financial Covenants”; and (5) revise the definitions of various other capitalized terms contained within the original senior secured credit agreement. In connection with this amendment, we paid fees to the “Lenders” of $190,000.

Our availability under the amended senior secured credit facility as of December 31, 2005 was approximately $50.3 million. As of December 31, 2005, we were in compliance with the financial covenants in place at that time. In February 2006, we used a portion of the proceeds from our initial public offering to repay $96.6 million of outstanding indebtedness under the senior secured credit facility, and we paid accrued interest in the amount of $0.2 million in March 2006.  At March 22, 2006, we had no borrowings under the senior secured credit facility and we had $156.7 million of borrowing availability, net of issued letters of credit.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operations and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. In February 2006, we completed an initial public offering of our common stock (see Recent Developments below).

Our principal uses of cash have been to fund operating activities and working capital, finance the purchase of rental fleet equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In February 2006, we completed the Eagle acquisition (see Recent Developments below). In the future, we may pursue additional strategic acquisitions. We anticipate that these uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2005 were $162.8 million, primarily to replace the rental fleet equipment we sold during the year. Our gross property and equipment capital expenditures for the year ended December 31, 2005 were $8.4 million. We anticipate that our 2006 gross rental fleet capital expenditures will be used to primarily replace the rental fleet equipment we anticipate selling during 2006. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash from operations and, if required, from borrowings under our amended senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. If we pursue any other strategic acquisitions, we may need to incur additional debt.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior subordinated and senior secured notes and obligations under the amended senior secured credit facility) and to satisfy our other debt obligations will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the amended senior secured credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

In conjunction with a legal proceeding, we issued an irrevocable standby letter of credit for $20.1 million representing the amount of the judgment and anticipated statutory interest while the judgment was to be appealed. On October 18, 2005, the Court of Appeals of North Carolina denied our appeal. We did not pursue any additional appeals and, on November 23, 2005, entered into a settlement agreement with the plaintiff to pay the full amount of the irrevocable standby letter of credit. We made this payment on November 28, 2005. Our liquidity was not impacted by this payment, as our availability under our senior secured credit facility had already been reduced by the amount of the letter of credit. For further information, see Item 3—Legal Proceedings.

We cannot assure that our future cash flow will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indentures and the amended senior secured credit facility, may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

In the normal course of our business activities, we lease real estate, rental equipment and non-rental fleet equipment under operating leases. See Contractual and Commercial Commitments Summary below.

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2005.

	Payments Due by Year
	Total	2006	2007-200	2009-2010	Thereafter
	(Dollars in thousands)
Long-term debt (including senior secured and subordinated notes payable)	$253,505	$154	$303	$48	$253,000
Interest payments on senior secured notes(1)	144,625	22,250	44,500	22,250	55,625
Interest payments on senior subordinated notes(1)	49,688	6,625	13,250	6,625	23,188
Senior secured credit facility(2)	106,451	—	—	106,451	—
Interest payments on senior secured credit facility(3)	32,783	7,877	15,755	9,151	—
Related party obligation (including interest)(4)	1,050	300	600	150	—
Operating leases(5)	60,746	21,374	22,469	5,087	11,816
Other long-term obligations(6)	107,730	19,870	46,756	37,104	4,000
Total contractual cash obligations	$756,578	$78,450	$143,633	$186,866	$347,629

(1)   Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all periods using rates in effect on December 31, 2005.

(2)          In February 2006, we used a portion of the proceeds from our initial public offering to pay $96.6 million of the outstanding principal indebtedness related to the senior secured credit facility.

(3)          Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all future periods using rates in effect on December 31, 2005.

(4)          Payments under the consulting and non-competition agreement with Mr. Thomas Engquist.

(5)          This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year. In February 2006, we used a portion of the proceeds from our initial public offering to pay $30.3 million for the purchase of rental equipment under operating leases.

(6)          This includes: (i) Bruckmann, Rosser, Sherrill & Co., Inc.’s (“BRS’’) annual management fees through 2012 (based upon the lesser of 1.75% of estimated earnings before interest, taxes, depreciation and amortization, excluding operating lease expense or $2.0 million per year) for $14.0 million; and (ii) payments for secured manufacturer floor plan financing for $93.7 million. In February 2006, we used a portion of the proceeds from our initial public offering to pay $8.0 million to terminate the BRS management agreement.

Additionally, as of December 31, 2005, we have standby letters of credit totaling $8.3 million that expire in September 2006 and December 2006.

Seasonality

Although our business is not significantly impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had for the three most recent fiscal years ended, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Acquisitions

We periodically engage in evaluations of potential acquisitions and start-up facilities. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms.

Recent Developments

In connection with our initial public offering of our common stock in February 2006, we converted H&E Equipment Services, L.L.C., a Louisiana limited liability company and the wholly-owned subsidiary of H&E Holdings LLC, into H&E Equipment Services, Inc., a Delaware corporation.  Prior to our initial public offering, our business was conducted through H&E Equipment Services, L.L.C. (“H&E LLC”).  In order to have an operating Delaware corporation as the issuer for our initial public offering H&E Equipment Services, Inc. was formed as a Delaware corporation and a wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of the initial public offering on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company.

We completed, effective as of February 28, 2006, the previously announced acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (together, “Eagle”), for a formula-based purchase price of approximately $59.9 million, subject to post-closing adjustment, plus assumed indebtedness of approximately $2.0 million.  The Eagle purchase price was funded out of the proceeds from our recently completed initial public offering.  Eagle is a privately-held construction and industrial equipment rental company serving the southern California construction and industrial markets out of five locations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”), which revises SFAS No. 123 and supersedes APB Opinion No. 25 and related interpretations.  SFAS 123(R) requires all share-based payment transactions, including grants of stock options, restricted stock awards, performance-based awards, share appreciation rights and employee stock purchase plans to be valued at fair value on the date of grant, and to be expensed over the requisite service period.  SFAS 123(R) is effective for the annual reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. Historically, we have not used share-based compensation schemes for compensating our employees. However, we recently adopted the H&E Equipment Services, Inc. Stock-Based Compensation Incentive Plan (the “Stock Incentive Plan’’). The effect of adoption of FAS 123(R) on our financial position and results of operations will depend in part, on the types and quantities of stock-based awards that we issue under our Stock Incentive Plan. We have not yet determined the effect that the adoption will have on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets (“SFAS 153”), which eliminates the exception to fair value for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance, this is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  SFAS 153 became effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of SFAS 153 will have a material impact on our financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 (“APB 20”). “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Charges in Interim Financial Statements”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on the amended senior secured credit facility is calculated based upon LIBOR plus 225 basis points as of December 31, 2005. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the amended senior secured credit facility. At December 31, 2005, we had variable rate debt representing 30.5% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at December 31, 2005, a one percent increase in market rates would increase our annual interest expense approximately $2.0 million. We do not have significant exposure to the changing interest rates on our fixed-rate senior secured notes or senior subordinated notes, which represented 69.5% of our total debt. The annual interest rates on our senior secured credit facility averaged 7.4% in 2005 compared to 7.1% in 2004.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements of H&E Equipment Services L.L.C.

Report of Independent Registered Public Accounting Firm

The Board of Directors

H&E Equipment Services, Inc.:

We have audited the accompanying consolidated balance sheets of H&E Equipment Services L.L.C. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, members’ deficit and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed in Item 15(a)(2) of the Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services L.L.C. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth herein.

/s/ BDO Seidman, LLP

Dallas, Texas

March 22, 2006

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(Dollars in thousands)

	2005	2004
Assets
Cash	$5,627	$3,358
Receivables, net of allowance for doubtful accounts of $2,364 and $2,732, respectively	99,523	68,902
Inventories, net of reserve for obsolescence of $975 and $1,490, respectively	81,093	56,811
Prepaid expenses and other assets	1,378	1,044
Rental equipment, net of accumulated depreciation of $133,943 and $124,411, respectively	308,036	243,630
Property and equipment, net of accumulated depreciation and amortization of $25,864 and $17,674, respectively	18,284	16,101
Deferred financing costs, net of accumulated amortization of $7,250 and $5,092, respectively	8,184	10,251
Goodwill	8,572	8,572
Total assets	$530,697	$408,669
Liabilities and Members’ Deficit
Liabilities:
Amount due on senior secured credit facility	$106,451	$55,293
Accounts payable	149,901	92,592
Accrued expenses payable and other liabilities	22,798	20,919
Accrued loss from litigation	—	17,434
Related party obligation	869	1,062
Notes payable	521	727
Senior secured notes, net of discount	198,873	198,761
Senior subordinated notes, net of discount	44,057	43,491
Capital lease obligations	—	1,120
Deferred income taxes	645	—
Deferred compensation payable	11,722	10,570
Total liabilities	535,837	441,969
Commitments and contingent liabilities (see Note 12 of Consolidated Financial Statements)
Members’ deficit	(5,140)	(33,300)
Total liabilities and members’ deficit	$530,697	$408,669

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, except per unit data)

	2005	2004	2003
Revenues:
Equipment rentals	$190,794	$160,342	$153,851
New equipment sales	156,341	116,907	81,692
Used equipment sales	111,139	84,999	70,926
Parts sales	70,066	58,014	53,658
Service revenue	41,485	33,696	33,349
Other	30,385	24,214	20,510
Total revenues	600,210	478,172	413,986
Cost of revenues:
Rental depreciation	54,534	49,590	55,244
Rental expense	47,027	50,666	49,696
New equipment sales	137,169	104,111	73,228
Used equipment sales	84,696	67,906	58,145
Parts sales	49,615	41,500	39,086
Service revenue	15,417	12,865	13,043
Other	30,151	28,246	26,433
Total cost of revenues	418,609	354,884	314,875
Gross profit	181,601	123,288	99,111
Selling, general and administrative expenses	111,409	97,525	93,054
Loss from litigation	—	—	17,434
Related party expense	—	—	1,275
Gain on sale of property and equipment	91	207	80
Income (loss) from operations	70,283	25,970	(12,572)
Other income (expense):
Interest expense	(41,822)	(39,856)	(39,394)
Other, net	372	149	221
Total other expense, net	(41,450)	(39,707)	(39,173)
Income (loss) before income taxes	28,833	(13,737)	(51,745)
Income tax provision (benefit)	673	—	(5,694)
Net income (loss)	$28,160	$(13,737)	$(46,051)
Net income (loss) per common unit	$282	$(137)	($461)

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	Member’s Interest	Total Members’ Equity (Deficit)
Balance, December 31, 2002	$26,488	$26,488
Net loss	(46,051)	(46,051)
Balance, December 31, 2003	(19,563)	(19,563)
Net loss	(13,737)	(13,737)
Balance, December 31, 2004	(33,300)	(33,300)
Net income	28,160	28,160
Balance, December 31, 2005	$(5,140)	$(5,140)

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$28,160	$(13,737)	$(46,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	5,232	3,642	3,915
Depreciation on rental equipment	54,534	49,590	55,244
Amortization of other intangible assets	94	295	—
Amortization of loan discounts and deferred financing costs	2,744	2,627	2,394
Provision for deferred income taxes	645	—	(5,717)
Provision for losses on accounts receivable	1,508	1,395	1,269
Provision for obsolescence	30	240	612
Gain on sale of property and equipment	(91)	(207)	(80)
Gain on sale of rental equipment	(23,343)	(15,230)	(11,161)
Changes in operating assets and liabilities, net of effects of business combinations:
Receivables, net	(32,128)	(7,682)	1,261
Inventories, net	(44,159)	(22,263)	(4,980)
Prepaid expenses and other assets	(335)	1,477	(576)
Accounts payable	57,309	1,146	233
Accrued expenses payable and other liabilities	1,986	4,674	4,882
Accrued loss from litigation	(17,434)	—	17,434
Deferred compensation payable	1,152	(328)	665
Net cash provided by operating activities	35,904	5,639	19,344
Cash flows from investing activities:
Purchases of property and equipment	(8,283)	(4,558)	(2,483)
Purchases of rental equipment	(162,780)	(72,940)	(30,588)
Proceeds from sales of property and equipment	960	349	2,700
Proceeds from sales of rental equipment	87,028	65,396	51,279
Net cash provided by (used in) investing activities	(83,075)	(11,753)	20,908
Cash flows from financing activities:
Payment of deferred financing costs	(92)	(887)	(1,089)
Borrowings on senior secured credit facility	616,518	479,756	385,504
Payments on senior secured credit facitily	(565,360)	(468,421)	(418,270)
Payments of related party obligation	(300)	(300)	(75)
Principal payments on notes payable	(206)	(336)	(339)
Payments of capital lease obligations	(1,120)	(4,231)	(5,490)
Net cash provided by (used in) financing activities	49,440	5,581	(39,759)
Net increase (decrease) in cash	2,269	(533)	493
Cash, beginning of year	3,358	3,891	3,398
Cash, end of year	$5,627	$3,358	$3,891

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$19,845	$9,292	$8,852
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$38,314	$33,648	$35,160
Income taxes, net of refunds received	171	19	98

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

As of December 31, 2005 and 2004, the Company had $93.7 million and $51.2 million, respectively, in manufacturer flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Dollars in thousands)

(1)   Organization and Nature of Operations

Basis of Presentation

At December 31, 2005, H&E Equipment Services L.L.C. (H&E LLC or the Company) was a wholly-owned subsidiary of H&E Holdings L.L.C. (Holdings). Holdings was principally a holding company conducting all of its operations through H&E LLC. The consolidated financial statements include the financial position and results of operations of H&E LLC and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc. and Great Northern Equipment, Inc., collectively referred to herein as “we” or “us” or the “Company.”

As further described in note 20, H&E Equipment Services, Inc. (H&E Inc.) was formed as a Delaware corporation in September 2005 as a wholly-owned subsidiary of Holdings.  In order to have an operating Delaware corporation as the issuer of H&E Inc.’s initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into H&E Inc., with H&E Inc. surviving as the operating company.  Effective February 3, 2006, H&E LLC and Holdings no longer existed.

The nature of the Company’s business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment, (2) cranes, (3) earthmoving equipment, and (4) industrial lift trucks. By providing equipment sales, rental, on-site parts, and repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full-service approach provides us with multiple points of customer contact, enables us to maintain an extremely high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of H&E LLC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(2)   Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company’s policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, the Company records unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented. Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectability is reasonably assured. Service revenue is recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges and are recognized at the time an invoice is generated and after the service has been provided.

Inventories

New and used equipment is stated at the lower of cost or market, with cost determined by specific-identification. Parts and supplies are stated at the lower of the average cost or market.

Rental Equipment

Rental equipment purchased by the Company is stated at cost and is depreciated over the estimated useful lives of the equipment using the straight-line method. Estimated useful lives vary based upon type of equipment. Generally, the Company depreciates cranes and aerial work platforms over a ten year useful life, earthmoving equipment over a five year useful life with a 25% salvage value, and industrial lift trucks over a seven year useful life. Attachments and other smaller type equipment are fully depreciated over a three year life.

Ordinary repair and maintenance costs and property taxes are charged to operations as incurred. Expenditures for additions or improvements that extend the useful life of the asset are capitalized in the period incurred. When rental equipment is sold or disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the Company’s consolidated results of operations. Individual offers for fleet are received by the Company on a continual basis at which time the Company performs an analysis on whether or not to accept the offer. The rental equipment is not transferred to inventory under the held for sale model as the equipment is used to generate revenues until the equipment is sold. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management’s opinion, there is no impairment of long lived assets at December 31, 2005.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(2)   Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the assets’ estimated useful lives using the straight-line method. Ordinary repair and maintenance costs are charged to operations as incurred. The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management’s opinion, there is no impairment of long-lived assets at December 31, 2005. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter. Generally, the Company assigns the following useful lives to these categories:

Category	Estimated Useful Life
Transportation equipment	5 years
Buildings	39 years
Office equipment	5 years
Computer equipment	3 years
Machinery and equipment	7 years

Deferred Financing Costs and Initial Purchasers’ Discounts

Deferred financing costs and initial purchasers’ discounts were recorded in 2003 and 2002 in connection with entering into the new senior secured credit facility and issuing senior secured notes and senior subordinated notes (see Note 10). The Company paid amendment fees of $0.4 million, $0.8 million and $0.1 million in May 2003, February 2004 and October 2005, respectively, in connection with amending the senior secured credit facility. The amounts are being amortized over the terms of the related debt, utilizing the effective interest method. The amortization expense of deferred financing costs and initial purchasers’ discounts is included with interest expense as an overall cost of the financing. During the years ended December 31, 2005, 2004 and 2003, interest expense related to the amortization of these costs totaled $2,744, $2,627 and $2,394, respectively.

Goodwill

Goodwill recorded in the accompanying consolidated balance sheets was $8.6 million at December 31, 2005 and 2004. The goodwill was established in connection with two separate acquisitions in 1999 and 2002.

We have used the purchase method of accounting for all our business combinations. Our business acquisitions result in the allocation of purchase price to goodwill and other intangible assets. We allocate the cost of acquired companies first to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we evaluate goodwill for impairment at least annually, or more frequently if impairment indicators arise. An impairment loss is

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(2)   Summary of Significant Accounting Policies (Continued)

recognized to the extent that the carrying amount exceeds the asset’s fair value. We have identified two reporting units for impairment testing.  Branch facilities comprising the ICM acquisition qualified as a reporting unit since the branches are one level below an operating segment, discrete financial information exists and the executive management group directly reviews the reporting unit.  The ICM business unit derives its revenues from each of the Company’s four core categories of specialized equipment (hi-lift or aerial platform equipment, cranes, earthmoving equipment, and industrial lift trucks) and is geographically dispersed in the intermountain region of the U.S.  The branch facilities comprising the Martin Equipment and Coastal Crane acquisitions were aggregated into the other single reporting unit.  The products and services, customer types, and service delivery methods of these branch facilities have similar economic characteristics as they derive substantially all of their revenues from the rental and sales of cranes and their locations are geographically concentrated along the U.S. Gulf Coast.

We made an assessment of goodwill for impairment for the year ended December 31, 2005, in accordance with SFAS 142. Based on that assessment, no adjustment was required to the carrying value of goodwill.

Advertising

Advertising costs are expensed as incurred and totaled $971, $1,024, and $1,046 for the years ended December 31, 2005, 2004 and 2003, respectively.

Legal Costs

Legal costs are expensed as incurred.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues.

Income Taxes

The Company files a consolidated federal income tax return with its wholly owned subsidiaries. At December 31, 2005 we were a Limited Liability Corporation that had elected to be taxed as a C Corporation under the provisions of the Internal Revenue Code (IRC). We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s deferred tax calculation requires management to make certain estimates about future operations. Deferred

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(2)   Summary of Significant Accounting Policies (Continued)

tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.

Net Income (Loss) per Common Unit

Net Income (loss) per common unit is based upon 100 common units owned by H&E Holdings.  Due to the Reorganization Transactions and the Company’s initial public offering in February 2006, net income (loss) per common unit will not relate to reporting periods subsequent to December 31, 2005.

Fair Value of Financial Instruments

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for accounts receivable, accounts payable, accrued liabilities, and deferred compensation payable approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount of the amended senior secured credit facility approximates fair value due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of the Company’s cash, accounts receivable, accounts payable, manufacturer flooring plans payable, notes payable, senior secured and senior subordinated notes payable and other financial instruments at December 31, 2005 and 2004 are as follows:

	December 31, 2005
	Carrying Amount	Fair Value
Cash	$5,627	$5,627
Receivables	99,523	99,523
Trade accounts payable	56,173	56,173
Manufacturer flooring plans payable with interest computed at 8.25%	93,728	66,545
Senior secured notes with interest computed at 11 1/8%	198,873	222,000
Senior subordinated notes with interest computed at 12 1/2%	44,057	59,095
Notes payable to financial institution with interest computed at 4 1/4%	502	422
Notes payable to suppliers with interest computed at 7% to 7.25%	16	16
Notes payable to finance companies with interest rates ranging from 9 1/2% to 10 1/2%	3	3
Deferred compensation plans payable with interest rates ranging from 5 1/4% to 13%	11,722	11,722

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(2)   Summary of Significant Accounting Policies (Continued)

	December 31, 2004
	Carrying Amount	Fair Value
Cash	$3,358	$3,358
Receivables	68,902	68,902
Trade accounts payable	41,393	41,393
Manufacturer flooring plans payable with interest computed at 6.25%	51,199	39,169
Senior secured notes with interest computed at 11 1/8%	198,761	220,000
Senior subordinated notes with interest computed at 12 1/2%	43,491	51,940
Notes payable to financial institution with interest computed at 4 1/4%	654	516
Notes payable to suppliers with interest computed at 2.9%	55	50
Notes payable to finance companies with interest rates ranging from 9 1/2% to 10 1/2%	18	17
Deferred compensation plans payable with interest rates ranging from 4% to 13%	10,570	10,570

Concentrations of Credit and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Cash and cash equivalents consist primarily of money market accounts which are maintained with high credit quality financial institutions. Credit risk with respect to trade accounts receivable is mitigated by the large number of geographically diverse customers and the Company’s credit evaluation procedures. Although generally no collateral is required, when feasible, mechanics’ liens are filed and personal guarantees are signed to protect the Company’s interests. The Company maintains reserves for potential losses.

The Company records trade receivables at sales value and establishes specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues. The amounts of the specific reserves estimated by management are based on the following assumptions and variables: the customer’s financial position, age of the customer’s receivables and changes in payment schedules. In addition to the specific reserves, management establishes a non-specific allowance for doubtful accounts by applying specific percentages to the different receivable aging categories (excluding the specifically reserved accounts). The percentage applied against the aging categories increases as the accounts become further past due. The allowance for doubtful accounts is charged with the write-off of uncollectible customer accounts.

The Company purchases a significant amount of equipment from the same manufacturers with whom it has distribution agreements. The Company believes that while there are alternative sources of supply for the equipment it purchases in each of the principal product categories, termination of one or more of our relationships with any of its major suppliers of equipment could have a material adverse effect on the Company’s business, financial condition or results of operation if it is unable to obtain adequate or timely rental and sales equipment.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(2)   Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The use of estimates and assumptions may affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant estimates include the allowance for doubtful accounts, obsolescence reserves on inventory, estimated useful lives for depreciation, goodwill and other asset impairments, loss contingencies and fair values of financial instruments. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”), which revises SFAS No. 123 and supersedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) requires all share-based payment transactions, including grants of stock options, restricted stock awards, performance-based awards, shares appreciation rights and employee stock purchase plans to be valued at fair value on the date of grant, and to be expensed over the requisite service period. SFAS No. 123(R) is effective for the annual reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. Historically, we have not used share-based compensation schemes for compensating our employees. However, we recently adopted the H&E Equipment Services, Inc. Stock-Based Compensation Incentive Plan (the “Stock Incentive Plan”). The effect of adoption of SFAS 123(R) on our financial position and results of operations will depend in part, on the types and quantities of stock-based awards that we issue under our Stock Incentive Plan. We have not yet determined the effect that the adoption will have on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets” (“SFAS 153”), which eliminates the exception to fair value for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance, this is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  SFAS No. 153 became effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of SFAS 153 will have a material impact on our financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 (“APB 20”), “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Charges in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income at the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(2)   Summary of Significant Accounting Policies (Continued)

accounting estimate.The new standard is effective for accounting changes and correction of errors made after January 1, 2006.

(3)   Receivables

Receivables consisted of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
Trade receivables	$97,839	$68,704
Unbilled rental revenue	3,407	2,628
Income tax receivables	445	218
Advances to employees	19	21
Affiliated companies	177	63
	101,887	71,634
Less allowance for doubtful accounts	(2,364)	(2,732)
	$99,523	$68,902

(4)   Inventories

Inventories consisted of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
New equipment	$53,687	$33,598
Used equipment	8,657	6,331
Parts, supplies and other	18,749	16,882
	$81,093	$56,811

The above amounts are net of reserves for inventory obsolescence as of December 31, 2005 and 2004 totalling $975 and $1,490, respectively.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(5)   Property and Equipment

Property and equipment consisted of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
Land	$1,079	$1,331
Transportation equipment	17,551	11,780
Building and leasehold improvements	8,968	8,295
Office and computer equipment	10,543	7,528
Machinery and equipment	6,007	4,841
	44,148	33,775
Less accumulated depreciation	(25,864)	(17,674)
	$18,284	$16,101

(6)   Accounts Payable

Accounts payable consisted of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
Trade accounts payable	$56,173	$41,393
Manufacturer flooring plans payable	93,728	51,199
	$149,901	$92,592

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest paid on the manufacturer flooring plans ranges between zero percent and Prime Interest Rate plus 6.9 percent. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. The Company makes payments in accordance with the original terms of the financing agreements. However, the Company routinely sells equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The payable is paid at the time equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2005 for each of the next five years ending December 31 are as follows:

2006	$17,868
2007	25,245
2008	17,511
2009	18,603
2010	10,007
Thereafter	4,494
$93,728

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(7)   Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
Payroll and related liabilities	$9,978	$6,788
Sales, use and property taxes	5,142	3,969
Accrued interest	1,664	3,088
Accrued insurance	3,755	2,532
Deferred revenue	2,148	2,139
Other	107	2,403
	$22,794	$20,919

(8)   Notes Payable

A summary of notes payable as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Notes payable to a financial institution maturing through 2009.
Payable in monthly installments of approximately $19. Interest is at 4.25%. Notes are collateralized by real estate.	$502	$654
Notes payable to suppliers maturing through 2005.
Payable in monthly installments of approximately $16. Interest ranges from 7% to 7.25%. Notes are collateralized by equipment.	16	55
Notes payable to finance companies maturing through 2006.
Payable in monthly installments of approximately $0.7. Interest ranges from 9.5% to 10.5%. Notes are collateralized by equipment.	3	18
	$521	$727

Maturities of notes payable as of December 31, 2005 for each of the next four years ending December 31, are as follows:

2006	$171
2007	151
2008	151
2009	48
$521

(9)   Capital Lease Obligations

The Company leased various equipment under capital leases which became fully expired by December 31, 2005. The assets and liabilities under capital leases are recorded at the lower of the present

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(9)   Capital Lease Obligations (Continued)

value of the future minimum lease payments or the fair value of the assets. The assets were amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation expense.

Following is a summary of assets held under capital leases at December 31, 2005 and 2004:

	December 31,
	2005	2004
Rental equipment	$—	$4,182
Less accumulated amortization	—	(1,471)
	$—	$2,711

(10)   Senior Secured Notes, Senior Subordinated Notes and Senior Secured Credit Facility

In 2002, the Company issued $200.0 million aggregate principal amount of 11 1/8% senior secured notes and $53.0 million aggregate principal amount of 12 1/2% senior subordinated notes and entered into a new senior secured credit facility. The senior secured credit facility is comprised of a $165.0 million revolving line of credit. The deferred financing costs incurred in connection with these facilities are being amortized to interest expense over the life of the respective related debt using the effective interest rate method.

Senior Secured Notes

As noted above, in 2002 we issued $200.0 million aggregate principal amount of 11 1/8% Senior Secured Notes due 2012. The following table reconciles the $200.0 million Senior Secured Notes to the balance:

Aggregate principal amount issued on June 17, 2002	$200,000
Initial purchasers’ discount	(1,474)
Amortization through December 31, 2004	235
Balance at December 31, 2004	198,761
Amortization for the year ended December 31, 2005	112
Balance at December 31, 2005	$198,873

The net proceeds from the sale of the notes were approximately $190.7 million (after deducting the initial purchasers’ discount and related financing costs). Interest on the notes is paid semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002. The notes mature on June 15, 2012 and are guaranteed by the Company’s domestic subsidiaries (see note 19). The notes are secured by junior security interests in substantially all of the assets of the Company. The Company, at its option, may redeem the notes on or after June 15, 2007, at specified redemption prices, which range from 105.563% in 2007 to 100.0% in 2010 and thereafter. In addition, at any time on or prior to June 15, 2005, the Company may redeem up to 35% of the outstanding notes at a redemption price of 111.125% with the net proceeds of certain equity offerings. The indenture governing the notes contains certain restrictive covenants including limitations on (i) additional indebtedness; (ii) restricted payments; (iii) liens and guarantees; (iv) dividends and other payments; (v) preferred stock of subsidiaries; (vi) transactions with affiliates; (vii) sale and leaseback transactions; and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(10)   Senior Secured Notes, Senior Subordinated Notes and Senior Secured Credit Facility (Continued)

Senior Subordinated Notes

On June 17, 2002, the Company issued $53.0 million aggregate principal amount of 12 1/2% Senior Subordinated Notes due 2013. The following table reconciles the $53.0 million Senior Subordinated Notes to the balance:

Aggregate principal amount issued on June 17, 2002	$53,000
Initial purchasers’ discount	(10,591)
Amortization through December 31, 2004	1,082
Balance at December 31, 2004	43,491
Amortization for the year ended December 31, 2005	566
Balance at December 31, 2005	$44,057

The net proceeds from the sale of the notes were approximately $40.7 million (after deducting the initial purchasers’ discount and related financing costs). Interest on the notes is paid semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002. The notes mature on June 15, 2013 and are guaranteed by the Company’s domestic subsidiaries (see note 19). The notes are senior to all other subordinated debt and are unsecured. The Company, at its option, may redeem the notes on or after June 15, 2007, at specified redemption prices which range from 106.250% in 2007 to 100.0% in 2010 and thereafter. In addition, at any time prior to June 15, 2005, we may redeem up to 35% of the outstanding notes at a redemption price of 112.50% with the net proceeds of certain equity offerings. The indenture governing the notes contains certain restrictive covenants including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens and guarantees, (iv) dividends and other payments, (v) preferred stock of subsidiaries, (vi) transactions with affiliates, (vii) sale and leaseback transactions, and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets.

Also in connection with the issuances of the senior secured notes and the senior subordinated notes, we recorded original issue discounts of $1.5 million and $3.0 million, respectively. Additionally, $7.6 million of value was allocated to the H&E Holdings’ limited liability company interests issued as part of the offering of the senior subordinated notes. The value allocated to these interests has been accounted for as additional original issue discount. The value allocated to the limited liability interests was based on an estimate of the relative fair values of these interests and the senior subordinated notes at the date of issuance. The original issue discounts are being amortized to interest expense over the lives of the respective notes using the effective interest rate method.

Senior Secured Credit Facility

In accordance with the amended senior secured credit facility, the Company may borrow up to $165 million depending upon the availability of borrowing base collateral consisting of eligible trade receivables, inventories, property and equipment, and other assets. The amended senior secured credit facility matures February 10, 2009. At December 31, 2005 the interest rate on the amended senior secured credit facility was LIBOR plus 225 basis points. The credit facility is senior to all other outstanding debt, secured by substantially all the assets of the Company, and is guaranteed by the Company’s domestic subsidiaries (see note 19). The balance outstanding on the

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(10)   Senior Secured Notes, Senior Subordinated Notes and Senior Secured Credit Facility (Continued)

amended senior secured credit facility as of December 31, 2005 was approximately $106.5 million. Additional borrowings available under the terms of the amended senior secured credit facility as of December 31, 2005, taking into account the standby letters of credit outstanding, totaled $50.3 million based on the borrowing base collateral value of assets. The average interest rate on outstanding borrowings for the year ended December 31, 2005 was 7.4% and the interest rate at December 31, 2005 was 7.75%.

If at any time an event of default exists, the interest rate on the amended senior secured credit facility will increase by 2.0% per annum. We are also required to pay a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

In accordance with the terms of the amended senior secured credit facility, we must comply with certain restrictive financial covenants and must maintain certain financial ratios. The Company is required to, among other things, satisfy certain financial tests relating to (a) the maximum senior debt to tangible assets ratio, (b) maximum leverage ratio, (c) maximum adjusted leverage ratio, (d) minimum utilization rate of equipment inventory ratio, (e) minimum adjusted interest coverage ratio and (f) maximum property and equipment capital expenditures.

As a result of the Company recording the estimated loss from litigation (see Note 12), on May 14, 2003, the Company’s senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

1.                 exclude the loss from litigation from the calculation of Company’s earnings before interest, taxes, depreciation and amortization.

2.                 adjust the maximum leverage ratio and the maximum adjusted leverage ratio, respectively, to 5.20x from 4.60x for the remaining term of the credit agreement. The minimum adjusted interest coverage ratio was adjusted to 1.25x from 1.45x through 2004. In 2005, the ratio increases to 1.30x with an additional increase to 1.40x in 2006 through the remainder of the agreement.

3.                 increase the maximum amount of letters of credit allowed under the amended senior credit facility to $30.0 million from $10.0 million.

4.                 institute a pricing grid such that if excess availability (defined as the total borrowing base assets less total outstanding borrowings):

a.                  falls below $90.0 million, the interest rate and letter of credit fee increase by 25 basis points,

b.                 falls below $50.0 million, the interest rate and letter or credit fee increase an additional 25 basis points.

5.      institute a $20.0 million block on availability based on the total borrowing base assets.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(10)   Senior Secured Notes, Senior Subordinated Notes and Senior Secured Credit Facility (Continued)

On May 14, 2003, the Company paid a loan amendment fee of $0.4 million that will be amortized over the remaining term of the loan.

On February 10, 2004, the Company’s senior secured credit agreement was amended to extend the maturity date and to modify certain restrictive financial covenants and financial ratios, providing additional liquidity. Principally, the amendment:

1.      extends the maturity date of the senior secured credit facility to February 2009.

2.      eliminates the maximum leverage ratio covenant.

3.                 increases the adjusted maximum leverage ratio covenant from 5.2x to 5.8x for each quarter in the first year; 5.7x for each quarter in the second year; 5.4x for each quarter in the third year; 5.3x for each quarter in the fourth year; and 5.2x for each quarter in the fifth year. The minimum adjusted interest coverage ratio is set at 1.25x for each quarter through 2005; 1.35x for each quarter in 2006 and 2007; and 1.40x for each quarter in 2008 and through the remaining term of the agreement.

4.                 increases the block on availability of assets from $20.0 million to $30.0 million based on the total borrowing base assets.

5.                 reduces the advance rate on rental fleet assets to 75 percent from 80 percent of orderly liquidation value.

On February 10, 2004, the Company paid a loan amendment fee of $0.8 million that is being amortized over the remaining term of the loan.

On October 26, 2004, the Company’s senior secured credit agreement was further amended to eliminate the requirement to provide separate collateral reports for the Company’s wholly-owned subsidiary, Great Northern Equipment, Inc. No amendment fee was paid related to this amendment.

On January 13, 2005, the Company further amended its senior secured credit agreement to increase the maximum amount of property and equipment capital expenditures from $5.0 million to $8.5 million during any fiscal year. No amendment fee was paid relating to this amendment.

On March 11, 2005, we amended the senior secured credit agreement dated June 17, 2002, governing our senior secured credit facility. Principally, the amendment:

•       lowers interest rates according to a pricing grid based upon daily average excess availability for the immediately preceding fiscal month. We elect interest at either (1) the Index rate (the higher of the prime rate, as determined pursuant to the amended credit agreement, and the federal funds rate plus 50 basis points) plus the applicable revolver Index margin per annum or the applicable LIBOR rate or (2) LIBOR rate, plus the applicable revolver LIBOR, margin per each calendar month. With daily average excess availability equal to or more than $40 million, the LIBOR margin shall be

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(10)   Senior Secured Notes, Senior Subordinated Notes and Senior Secured Credit Facility (Continued)

2.25% and the Index margin shall be .75%. If availability falls below $40 million and equal to or more than $25 million, the senior secured credit facility bears interest at a LIBOR margin of 2.50% and the Index margin shall be 1.00%. If availability is less than $25 million, the LIBOR margin will be 2.75% and the Index margin shall be 1.25%. The commitment fee equal to .5% per annum in respect to un-drawn commitments remains unchanged;

•       decreases the block on availability of assets from $30.0 million to $15.0 million based on the total borrowing base assets; and

•       increases the advance rate on rental fleet assets to 80% of orderly liquidation value as defined in the senior secured credit agreement.

On March 29, 2005, we also amended the senior secured credit agreement to extend the requirement of the delivery of annual audited financial statements from March 31, 2005 until September 30, 2005. The Company paid no amendment fee relating to this amendment.

As of August 26, 2005, we were granted a waiver under our senior secured credit agreement, pursuant to which, our lenders have waived our non-compliance with, and the effects of our non-compliance under, various representations and non-financial covenants contained in the senior secured credit agreement affected by the accounting adjustments in connection with the restatement described in our annual report on Form 10-K for the year ended December 31, 2004, filed on September 29, 2005.

On October 13, 2005, we further amended the senior secured credit agreement.  Principally, the amendment:

•       increases the aggregate revolving loan commitment from $150.0 million to our current amount of $165.0 million;

•       increases the block on availability of assets from $15.0 million to $16.5 million, based on the total borrowing base assets; and

•       increases the lien basket for purchase money indebtedness and conditional sale or other title retention agreements with respect to equipment, from $90.0 million to $125.0 million.

In connection with this amendment, we paid an amendment fee of approximately $0.1 million.

On November 16, 2005, we further amended the senior secured credit agreement to remove the $8.5 million limitation on property and equipment capital expenditures.  We did not pay an amendment fee relating to this amendment.

On February 3, 2006, the senior secured credit agreement was amended primarily to (1) approve, as described elsewhere in this annual report, the merger of H&E Holdings and H&E LLC with and into H&E Equipment Services, Inc., with H&E Equipment Services, Inc. surviving the reincorporation merger as the operating company, and to effectuate H&E Equipment Services, Inc. as a “Borrower” under the terms of the senior secured credit facility; and (2) require the proceeds of certain stock and debt issuances

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(10)   Senior Secured Notes, Senior Subordinated Notes and Senior Secured Credit Facility (Continued)

in excess of $1,000,000 in the aggregate be used to prepay amounts outstanding under the senior secured credit facility in an amount equal to such proceeds. We did not pay an amendment fee relating to this admendment.

On March 20, 2006, the senior secured credit facility was further amended to (1) adjust the “Applicable Revolver Index Margin”, the “Applicable Revolver LIBOR Margin” and the “Applicable L/C Margin” to reflect tiered pricing based upon our monthly computed “Leverage Ratio” applied on a prospective basis commencing at least one day after the date of delivery to the “Lenders” of the monthly unaudited “Financial Statements” beginning after March 31, 2006; (2) adjust the “Applicable Unused Line Fee Margin” to reflect tiered pricing based upon our “Excess Availability Percentage” computed on the first day of a calendar month applied on a prospective basis commencing with the first adjustment to the “Applicable Revolver Index Margin” and “Applicable Revolver LIBOR Margin”; (3) eliminate the $16.5 million block on availability of assets; (4) revise the financial covenants to (i) add a covenant requiring maintenance of a minimum “Fixed Charge Coverage Ratio” of 1.10 to 1.00, which is tested at the end of each fiscal month only if a “Covenant Liquidity Event” has occurred and is then continuing and (ii) eliminate all other “Financial Covenants”; and (5) revise the definitions of various other capitalized terms contained within the original senior secured credit agreement. In connection with this amendment, we paid fees to the “Lenders” of $190,000.

As of December 31, 2005, the Company was in compliance with all covenants associated with its debt.

On February 6, 2006, we used a portion of the proceeds from the IPO to pay $96.6 million of our total outstanding principal indebtedness related to the senior secured credit facility.  Accrued interest in the amount of $0.2 million was subsequently paid in March 2006.  At March 22, 2006, we had no borrowings under the senior secured credit facility and we had $156.7 million of borrowing availability, net of issued letters of credit.

(11)   Income Taxes

Income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003, consists of:

	Current	Deferred	Total
Year ended December 31, 2005:
U.S. Federal	$25	$645	$670
State	3	—	3
	$28	$645	$673
Year ended December 31, 2004:
U.S. Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—
Year ended December 31, 2003:
U.S. Federal	$67	$(5,717)	$(5,650)
State	(44)	—	(44)
	$23	$(5,717)	$(5,694)

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(11)   Income Taxes (Continued)

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Accounts receivable	$898	$1,038
Inventories	370	566
Net operating losses	55,621	52,473
AMT credit	857	832
Sec 263A costs	885	629
Accrued liabilities	1,997	8,906
Deferred compensation	2,366	2,366
Accrued interest	2,089	1,651
Interest expense-high yield debt	—	—
Other assets	401	520
	65,484	68,981
Valuation allowance	(8,246)	(19,099)
	57,238	49,882
Deferred tax liabilities:
Property and equipment	(55,718)	(47,901)
Investments	(1,520)	(1,520)
Goodwill	(645)	(461)
	(57,883)	(49,882)
Net deferred tax liabilities	$(645)	$—

At December 31, 2005, the Company recorded an approximate $645 deferred tax liability associated with a temporary difference between the book and tax treatment of the approximate $5.4 million of goodwill acquired in a prior acquisition. Such goodwill is deductible for tax purposes over its estimated 15-year useful life, whereas for book purposes, it is not amortized but rather evaluated for impairment on at least an annual basis in accordance with SFAS 142. Therefore, due to the indeterminate reversal period of the underlying cumulative difference for book purposes, the associated deferred tax liability has not been netted against the Company’s deferred tax assets for purposes of estimating its deferred tax valuation allowance as of December 31, 2005. Rather, the associated deferred tax liability has been recorded at its gross value until such time that the related temporary difference reverses for book purposes, if ever.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(11)   Income Taxes (Continued)

The difference between income taxes computed using statutory federal income tax rates and the effective corporate rates are as follows for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
Computed tax at statutory rate of 34%	$9,803	$(4,670)	$(17,593)
Permanent items—other	501	(629)	411
Permanent Items—excess of tax deductible goodwill	(2,069)	—	—
State income tax—net of federal tax effect	1,147	(594)	(1,446)
Change in valuation allowance	(10,853)	5,643	13,456
Prior year deferred tax revisions	2,321	—	—
Other	(177)	250	(522)
	$673	$—	$(5,694)

At December 31, 2005, the Company had available net operating loss carryforwards of approximately $161.6 million, which expire in varying amounts from 2019 through 2024. The Company also had federal alternative minimum tax credit carryforwards at December 31, 2005 of approximately $0.9 million which do not expire. The utilization of all or some of these loss carryforwards will be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes.

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryback and carryforward periods permitted by the current law to allow for the utilization of certain carryforwards and other tax attributes. Therefore, a valuation allowance of $8.2 million has been established to reduce the deferred tax assets as of December 31, 2005.

(12)   Commitments and Contingencies

Operating Leases

The Company leases certain property and rental equipment under non-cancelable operating lease agreements expiring at various dates through 2018. Rent expense on property and rental equipment under non-cancelable operating lease agreements for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $21,095, $23,324 and $24,343, respectively.

Future minimum operating lease payments, in the aggregate, existing at December 31, 2005 for each of the next five years ending December 31 are as follows:

2006	$21,374
2007	18,144
2008	4,325
2009	2,705
2010	2,382
Thereafter	11,816
$60,746

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(12)   Commitments and Contingencies (Continued)

Legal Matters

In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occurred a misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million. Consequently, we recorded an expense of $17.4 million in connection with this claim in 2003. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the Court’s ruling, we posted and filed an irrevocable standby letter of credit for $20.1 million, representing the amount of the judgment plus $2.7 million in anticipated statutory interest (8%) for the twenty-four months while the judgment was to be appealed. On October 18, 2005, the Court of Appeals of North Carolina denied our appeal.

We did not pursue any additional appeals and, on November 23, 2005, we entered into a settlement agreement with Sunbelt Rentals, Inc. to pay the full amount of the irrevocable standby letter of credit. We made this payment on November 28, 2005. This payment of damages did not cause a default or an event of acceleration under our senior secured credit facility, senior secured notes or senior subordinated notes.

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Employment Contracts

We have entered into an employment contract with an officer of the Company, which provides for annual payments to the officer, subject to continued employment with the Company. The employment contracts mature on December 31, 2006 and require aggregate annual payments of approximately $500 with bonuses at the discretion of the Board of Directors.

Letters of Credit

The Company had outstanding letters of credit totaling $8,258 and $27,067 as of December 31, 2005 and 2004, respectively.

(13)   Employee Benefit Plan

We offer substantially all of our employees participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2005, 2004 and 2003, we contributed $858, $739 and $657, respectively, to this plan.

(14)   Deferred Compensation Plans

In 2001 we assumed nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Participants in the plans

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(14)   Deferred Compensation Plans (Continued)

can no longer defer compensation. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. One of the plans accumulates interest each year at a bank’s prime rate in effect as of the beginning of January. This rate remains constant throughout the year. The effective rate for the 2005 plan year was 5.25% percent. The aggregate deferred compensation payable (including accrued interest of $1,696) at December 31, 2005 was $2,734. The other plan accumulates interest each year at 8.50%. The aggregate deferred compensation payable (including accrued interest of $303) at December 31, 2005 was $490.

We also assumed in 2001, in connection with an acquisition, a liability for subordinated deferred compensation for certain officers and members of the Company. Compensation deferred is payable in December 2013 and is subordinate to all other debt. Interest is accrued quarterly at a rate of 13.0% per annum. The aggregate deferred compensation payable (including accrued interest of $3,498) at December 31, 2005 was $8,498. As further described in note 20, H&E Inc. subsequently paid $8.6 million (including $3.6 million in accrued interest) of this deferred compensation.

(15)   Related Party Transactions

John M. Engquist, our Chief Executive Officer and President, and his sister, Kristan Engquist Dunne, each have a 29.2% beneficial ownership interest in a joint venture, from which we lease our Baton Rouge, Louisiana and Kenner, Louisiana facilities. Mr. Engquist’s mother, Ruby Lee Engquist, beneficially owns 25% of such venture. Four trusts in the names of the children of John M. Engquist and Kristan Engquist Dunne hold in equal amounts the remaining 16.6% of such joint venture. In 2005, 2004 and 2003, we paid such entity a total of approximately $329, $329, and $297, respectively, in lease payments.

Mr. Engquist has a 62.5% ownership interest in T&J Partnership and J&T Company, from which we lease our Shreveport, Louisiana and Lake Charles, Louisiana facilities. Mr. Engquist’s mother beneficially owns 25% of such entities. Kristan Engquist Dunne owns the remaining 12.5% of such entities. In 2005, 2004 and 2003, we paid such entities a total of approximately $160, $207 and $186, respectively, in lease payments. In January 2005, J&T Company sold the Lake Charles, Louisiana parcel to an unaffiliated third party.

Mr. Engquist and his wife, Martha Engquist, each hold a 50% ownership interest in John Engquist LLC, from which we lease our Alexandria, Louisiana facility. In 2005, 2004 and 2003, we paid such entity a total of approximately $71, $53 and $48, respectively, in lease payments.

We charter an aircraft from Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. We pay an hourly rate to Gulf Wide Aviation for the use of the aircraft by various members of our management. In addition, a portion of one pilot’s salary is paid by us. In 2005, 2004 and 2003, our payments in respect of charter costs to Gulf Wide Aviation and salary to the pilot totaled approximately $408, $273 and $244, respectively. The Company had a receivable from the charter aircraft company of approximately $177 and $63 as of December 31, 2005 and 2004, respectively.

Mr. Engquist has a 31.25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage. Mr. Engquist’s mother and sister each have a 12.5% and 6.25% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(15)   Related Party Transactions (Continued)

liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we paid to our insurance provider. In 2005, 2004 and 2003, our payments to Perkins-McKenzie totaled approximately $5,366, $5,531 and $5,694, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In 2005, 2004 and 2003, our purchases totaled approximately $138, $129 and $573, respectively, and our sales totaled approximately $133, $64 and $194, respectively. Amounts owed this equipment company were $5 and $9, and amounts due from this equipment company were $30 and $21 as of December 31, 2005 and 2004, respectively.

We owed companies related through common ownership $7 at December 31, 2003. We had no sales transactions with these affiliated companies during 2005, 2004 and 2003.

Don M. Wheeler, an equity holder, has an ownership interest and controls Silverado Investments, Wheeler Investments and WG LLC, from which we lease our Salt Lake City, Utah, Colorado Springs, Colorado, Phoenix, Arizona, Tucson, Arizona and Denver, Colorado facilities. In 2005, 2004 and 2003, our lease payments to such entities totaled approximately $1,362, $1,358 and $1,437, respectively.

Dale W. Roesener, Vice President, Fleet Management, has a 47.6% ownership interest in Aero SRD LLC, from which we lease our Las Vegas, Nevada facility. In 2005, 2004 and 2003, our lease payments to such entity totaled approximately $506, $489 and $519, respectively.

In connection with the recapitalization of Head & Engquist in 1999, we entered into a $3.0 million consulting and non-competition agreement with Thomas R. Engquist, the father of John M. Engquist, our Chief Executive Officer and President. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in the Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs (including John M. Engquist). Due to Mr. Engquist’s passing away during 2003, we will not be provided with any further consulting services. Therefore, we recorded a $1.3 million during 2003 for the present value of the remaining future payments. The total amount paid under this agreement was $300 for each of the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005, the present value of the balance for this obligation amounted to $869.

In 2001, we entered into a management agreement with BRS and its affiliates payable in the lesser of $2 million annually or 1.75% of annual earnings before interest, taxes, depreciation and amortization, excluding operating lease expense, plus all reasonable out-of-pocket expenses. The total amount paid to BRS and its affiliates under the management agreement for the years ended December 31, 2005, 2004 and 2003 was $2,017, $1,537 and $1,549, respectively. The Company had a receivable from BRS and its affiliates of $229 as of December 31, 2005. In February 2006, we used a portion of the proceeds from our initial public offering to pay $8.0 million to terminate the BRS management agreement.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands, except per unit data)

(15)   Related Party Transactions (Continued)

The Company has consulting and noncompetition agreements with two former stockholders of Coastal Equipment, Inc., acquired in 1999, for $1,000, payable in four annual installments of $250 beginning March 1, 2000 and ending March 31, 2003.

During the years ended December 31, 2005, 2004 and 2003, the Company expensed a combined total of $978, $975, and $766, respectively for interest earned under a deferred compensation plan for Gary W. Bagley, our Chairman, and Kenneth R. Sharp, Jr., an executive officer.

Mr. Engquist’s son is an employee and received compensation of approximately $140 and $83 in 2005 and 2004, respectively.

Bradley W. Barber’s brother was an employee and received compensation of approximately $58 and $63 in 2005 and 2004, respectively.

(16)   Net Income (Loss) Per Common Unit

Net income (loss) per common unit is based upon 100 common units owned by H&E Holdings.

(17)   Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results for the years ended December 31, 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005:
Net revenues	$128,550	$137,730	$148,456	$185,474
Operating income	$10,965	$14,705	$18,697	$25,916
Net income	$951	$4,293	$8,225	$14,691
Net income per common unit	$10	$43	$82	$147
2004:
Net revenues	$111,956	$113,691	$120,974	$131,551
Operating income	$812	$4,627	$8,943	$11,588
Net income (loss)	$(9,048)	$(5,104)	$(1,207)	$1,622
Net income (loss) per common unit	$(90)	$(51)	$(12)	$16

(18)   Segment Information

We have identified five reportable segments: equipment rentals, new equipment sales, used equipment sales, parts sales and service revenue. These segments are based upon how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to reportable segments.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(18)   Segment Information (Continued)

The Company does not compile discrete financial information by its segments other than the information presented below. The following table presents information about the Company’s reportable segments:

	Years Ended December 31,
	2005	2004	2003
Revenues:
Equipment rentals	$190,794	$160,342	$153,851
New equipment sales	156,341	116,907	81,692
Used equipment sales	111,139	84,999	70,926
Parts sales	70,066	58,014	53,658
Service revenue	41,485	33,696	33,349
Total segmented revenues	569,825	453,958	393,476
Non-segmented revenues	30,385	24,214	20,510
Total revenues	$600,210	$478,172	$413,986
Gross Profit:
Equipment rentals	$89,233	$60,086	$48,911
New equipment sales	19,172	12,796	8,464
Used equipment sales	26,443	17,093	12,781
Parts sales	20,451	16,514	14,572
Service revenue	26,068	20,831	20,306
Total gross profit from revenues	181,367	127,320	105,034
Non-segmented gross profit (loss)	234	(4,032)	(5,923)
Total gross profit	$181,601	$123,288	$99,111

	December 31,
	2005	2004
Segment identified assets:
Equipment sales	$62,344	$39,928
Equipment rentals	308,036	243,630
Parts and service	18,749	16,882
Total segment identified assets	389,129	300,440
Non-segment identified assets	141,568	108,229
Total assets	$530,697	$408,669

The Company operates primarily in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company’s revenues on an overall or segment basis for any of the periods presented.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(19)   Condensed Consolidating Financial Information of Guarantor Subsidiaries

All of the indebtedness of H&E Equipment Services L.L.C. is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc. The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services’ ability to obtain funds from the guarantor subsidiaries by dividend or loan.

The condensed consolidating financial statements of H&E Equipment Services L.L.C. and its subsidiaries are included below. The condensed financial statements for H&E Finance Corp., the subsidiary co-issuer, is not presented because H&E Finance Corp. has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Cash	$5,610	$17	$—	$5,627
Receivables, net	95,427	4,096	—	99,523
Inventories, net	76,533	4,560	—	81,093
Prepaid expenses and other assets	1,378	—	—	1,378
Rental equipment, net	298,708	9,328	—	308,036
Property and equipment, net	17,526	758	—	18,284
Deferred financing costs, net	8,184	—	—	8,184
Investment in guarantor subsidiaries	7,025	—	(7,025)	—
Goodwill	8,572	—	—	8,572
Total assets	$518,963	$18,759	$(7,025)	$530,697
Liabilities and Member’s Equity (Deficit):
Amount due on senior secured credit facility	$102,980	$3,471	$—	$106,451
Accounts payable	149,901	—	—	149,901
Accrued expenses payable and other liabilities	22,696	102	—	22,798
Intercompany balance	(8,161)	8,161	—	—
Related party obligation	869	—	—	869
Notes payable	521	—	—	521
Senior secured notes, net of discount	198,873	—	—	198,873
Senior subordinated notes, net of discount	44,057	—	—	44,057
Deferred income taxes	645	—	—	645
Deferred compensation payable	11,722	—	—	11,722
Total liabilities	524,103	11,734	—	535,837
Members’ equity (deficit)	(5,140)	7,025	(7,025)	(5,140)
Total liabilities and members’ equity (deficit)	$518,963	$18,759	$(7,025)	$530,697

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(19)   Condensed Consolidating Financial Information of Guarantor Subsidiaries (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Cash	$3,334	$24	$—	$3,358
Receivables, net	66,434	2,468	—	68,902
Inventories, net	52,641	4,170	—	56,811
Prepaid expenses and other assets	1,044	—	—	1,044
Rental equipment, net	231,330	12,300	—	243,630
Property and equipment, net	15,615	486	—	16,101
Deferred financing costs, net	10,251	—	—	10,251
Investment in guarantor subsidiaries	5,238	—	(5,238)	—
Goodwill	8,572	—	—	8,572
Total assets	$394,459	$19,448	$(5,238)	$408,669
Liabilities and Member’s Equity (Deficit):
Amount due on senior secured credit facility	$51,822	$3,471	$—	$55,293
Accounts payable	92,592	—	—	92,592
Accrued expenses payable and other liabilities	20,804	115	—	20,919
Intercompany balance	(10,624)	10,624	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,062	—	—	1,062
Notes payable	727	—	—	727
Senior secured notes, net of discount	198,761	—	—	198,761
Senior subordinated notes, net of discount	43,491	—	—	43,491
Capital lease obligations	1,120	—	—	1,120
Deferred compensation payable	10,570	—	—	10,570
Total liabilities	427,759	14,210	—	441,969
Members’ equity (deficit)	(33,300)	5,238	(5,238)	(33,300)
Total liabilities and members’ equity (deficit)	$394,459	$19,448	$(5,238)	$408,669

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(19)   Condensed Consolidating Financial Information of Guarantor Subsidiaries (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$183,391	$7,403	$—	$190,794
New equipment sales	150,593	5,748	—	156,341
Used equipment sales	103,961	7,178	—	111,139
Parts sales	67,877	2,189	—	70,066
Service revenue	40,176	1,309	—	41,485
Other	29,182	1,203	—	30,385
Total revenues	575,180	25,030	—	600,210
Cost of revenues:
Rental depreciation	52,177	2,357	—	54,534
Rental expense	45,995	1,032	—	47,027
New equipment sales	132,308	4,861	—	137,169
Used equipment sales	79,442	5,254	—	84,696
Parts sales	48,092	1,523	—	49,615
Service revenue	15,035	382	—	15,417
Other	28,940	1,211	—	30,151
Total cost of revenues	401,989	16,620	—	418,609
Gross profit:
Equipment rentals	85,219	4,014	—	89,233
New equipment sales	18,285	887	—	19,172
Used equipment sales	24,519	1,924	—	26,443
Parts sales	19,785	666	—	20,451
Service revenue	25,141	927	—	26,068
Other	242	(8)	—	234
Gross profit	173,191	8,410	—	181,601
Selling, general and administrative expenses	105,982	5,427	—	111,409
Equity in loss of guarantor subsidiaries	1,787	—	(1,787)	—
Gain on sale of property and equipment	58	33	—	91
Income (loss) from operations	69,054	3,016	(1,787)	70,283
Other income (expense):
Interest expense	(40,583)	(1,239)	—	(41,822)
Other, net	362	10	—	372
Total other expense, net	(40,221)	(1,229)	—	(41,450)
Income before income taxes	28,833	1,787	(1,787)	28,833
Income tax provision	673	—	—	673
Net income	$28,160	$1,787	$(1,787)	$28,160

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(19)   Condensed Consolidating Financial Information of Guarantor Subsidiaries (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$154,333	$6,009	$—	$160,342
New equipment sales	112,790	4,117	—	116,907
Used equipment sales	80,248	4,751	—	84,999
Parts sales	56,331	1,683	—	58,014
Service revenue	32,607	1,089	—	33,696
Other	23,421	793	—	24,214
Total revenues	459,730	18,442	—	478,172
Cost of revenues:
Rental depreciation	47,650	1,940	—	49,590
Rental expense	49,520	1,146	—	50,666
New equipment sales	100,628	3,483	—	104,111
Used equipment sales	64,384	3,522	—	67,906
Parts sales	40,343	1,157	—	41,500
Service revenue	12,532	333	—	12,865
Other	27,084	1,162	—	28,246
Total cost of revenues	342,141	12,743	—	354,884
Gross profit:
Equipment rentals	57,163	2,923	—	60,086
New equipment sales	12,162	634	—	12,796
Used equipment sales	15,864	1,229	—	17,093
Parts sales	15,988	526	—	16,514
Service revenue	20,075	756	—	20,831
Other	(3,663)	(369)	—	(4,032)
Gross profit	117,589	5,699	—	123,288
Selling, general and administrative expenses	93,499	4,026	—	97,525
Loss from litigation	—	—	—	—
Related party expense	—	—	—	—
Equity in loss of guarantor subsidiaries	774	—	(774)	—
Gain on sale of property and equipment	183	24	—	207
Income from operations	25,047	1,697	(774)	25,970
Other income (expense):
Interest expense	(38,919)	(937)	—	(39,856)
Other, net	135	14	—	149
Total other expense, net	(38,784)	(923)	—	(39,707)
Loss before income taxes	(13,737)	774	(774)	(13,737)
Income tax provision	—	—	—	—
Net loss	$(13,737)	$774	$(774)	$(13,737)

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(19)   Condensed Consolidating Financial Information of Guarantor Subsidiaries) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2003
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$ 149,092	$ 4,759	$ —	$ 153,851
New equipment sales	79,534	2,158	—	81,692
Used equipment sales	66,948	3,978	—	70,926
Parts sales	52,278	1,380	—	53,658
Service revenue	32,479	870	—	33,349
Other	19,940	570	—	20,510
Total Revenues	400,271	13,715	—	413,986
Cost of revenues:
Rental depreciation	53,447	1,797	—	55,244
Rental expense	48,762	934	—	49,696
New equipment sales	71,286	1,942	—	73,228
Used equipment sales	55,219	2,926	—	58,145
Parts sales	38,117	969	—	39,086
Service revenue	12,748	295	—	13,043
Other	25,685	748	—	26,433
Total cost of revenues	305,264	9,611	—	314,875
Gross profit:
Equipment rentals	46,883	2,028	—	48,911
New equipment sales	8,248	216	—	8,464
Used equipment sales	11,729	1,052	—	12,781
Parts sales	14,161	411	—	14,572
Service revenue	19,731	575	—	20,306
Other	(5,745)	(178)	—	(5,923)
Gross profit	95,007	4,104	—	99,111
Selling, general and administrative expenses	89,379	3,675	—	93,054
Loss from litigation	17,434	—	—	17,434
Related party expense	1,275	—	—	1,275
Equity in loss of guarantor subsidiaries	(377)	—	377	—
Gain on sale of property and equipment	42	38	—	80
Income (loss) from operations	(13,416)	467	377	(12,572)
Other income (expense):
Interest expense	(38,547)	(847)	—	(39,394)
Other, net	218	3	—	221
Total other expense, net	(38,329)	(844)	—	(39,173)
Loss before income taxes	(51,745)	(377)	377	(51,745)
Income tax provision	(5,694)	—	—	(5,694)
Net loss	$ (46,051)	$ (377)	$ 377	$ (46,051)

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(19)   Condensed Consolidating Financial Information of Guarantor Subsidiaries) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$ 28,160	$ 1,787	$ (1,787)	$ 28,160
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	5,023	209	—	5,232
Depreciation on rental equipment	52,177	2,357	—	54,534
Amortization of other intangible assets	94	—	—	94
Amortization of loan discounts and deferred financing costs	2,744	—	—	2,744
Provision for losses on accounts receivable	1,396	112	—	1,508
Provision for obsolescence	30	—	—	30
Gain on sale of property and equipment	(124)	33	—	(91)
Gain on sale of rental equipment	(25,164)	1,821	—	(23,343)
Provision for deferred taxes	645	—	—	645
Equity in earnings of guarantor subsidiaries	(1,787)	—	1,787	—
Changes in operating assets and liabilities:
Receivables, net	(30,388)	(1,740)	—	(32,128)
Inventories, net	(33,578)	(10,581)	—	(44,159)
Prepaid expenses and other assets	(335)	—	—	(335)
Accounts payable	57,309	—	—	57,309
Accrued expenses payable and other liabilities	1,999	(13)	—	1,986
Intercompany balance	2,463	(2,463)	—	—
Accrued loss from litigation	(17,434)	—	—	(17,434)
Deferred compensation payable	1,152	—	—	1,152
Net cash provided by operating activities	44,382	(8,478)	—	35,904
Cash flows from investing activities:
Purchases of property and equipment	(7,732)	(551)	—	(8,283)
Purchases of rental equipment	(165,133)	2,353	—	(162,780)
Proceeds from sale of property and equipment	923	37	—	960
Proceeds from sale of rental equipment	80,396	6,632	—	87,028
Net cash used in investing activities	(91,546)	8,471	—	(83,075)
Cash flows from financing activities:
Payment of deferred financing costs	(92)	—	—	(92)
Borrowings on senior secured credit facility	616,518	—	—	616,518
Payments on senior secured credit facility	(565,360)	—	—	(565,360)
Payment of related party obligation	(300)	—	—	(300)
Principal payments of notes payable	(206)	—	—	(206)
Payments on capital lease obligations	(1,120)	—	—	(1,120)
Net cash provided by (used in) financing activities	49,440	—	—	49,440
Net (decrease) increase in cash	2,276	(7)	—	2,269
Cash, beginning of year	3,334	24	—	3,358
Cash, end of year	$ 5,610	$ 17	$ —	$ 5,627

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(19)   Condensed Consolidating Financial Information of Guarantor Subsidiaries) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income (loss)	$ (13,737)	$ 774	$ (774)	$ (13,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	3,493	149	—	3,642
Depreciation on rental equipment	46,666	2,924	—	49,590
Amortization of other intangible assets	295	—	—	295
Amortization of loan discounts and deferred financing costs	2,627	—	—	2,627
Provision for losses on accounts receivable	1,341	54	—	1,395
Provision for obsolescence	240	—	—	240
Provision for deferred taxes
Gain on sale of property and equipment	(183)	(24)	—	(207)
Gain on sale of rental equipment	(14,112)	(1,118)	—	(15,230)
Equity in loss of guarantor subsidiaries	(774)	—	774	—
Changes in operating assets and liabilities:
Receivables, net	(6,457)	(1,225)	—	(7,682)
Inventories, net	(14,752)	(7,511)	—	(22,263)
Prepaid expenses and other assets	1,477	—	—	1,477
Accounts payable	1,146	—	—	1,146
Accrued expenses payable and other liabilities	4,719	(45)	—	4,674
Intercompany balance	(7,800)	7,800	—	—
Accrued loss from litigation	—	—	—	—
Deferred compensation payable	(328)	—	—	(328)
Net cash provided by operating activities	3,861	1,778	—	5,639
Cash flows from investing activities:
Purchases of property and equipment	(4,176)	(382)	—	(4,558)
Purchases of rental equipment	(68,117)	(4,823)	—	(72,940)
Proceeds from sale of property and equipment	322	27	—	349
Proceeds from sale of rental equipment	61,187	4,209	—	65,396
Net cash used in investing activities	(10,784)	(969)	—	(11,753)
Cash flows from financing activities:
Payment of deferred financing costs	(887)	—	—	(887)
Borrowings on senior secured credit facility	479,756	—	—	479,756
Payments on senior secured credit facility	(467,613)	(808)	—	(468,421)
Payment of related party obligation	(300)	—	—	(300)
Principal payments of notes payable	(336)	—	—	(336)
Payments on capital lease obligations	(4,231)	—	—	(4,231)
Net cash provided by (used in) financing activities	6,389	(808)	—	5,581
Net (decrease) increase in cash	(534)	1	—	(533)
Cash, beginning of year	3,868	23		3,891
Cash, end of year	$ 3,334	$ 24	$ —	$ 3,358

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(19)   Condensed Consolidating Financial Information of Guarantor Subsidiaries) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2003
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net loss	$ (46,051)	$ (377)	$ 377	$ (46,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	3,827	88	—	3,915
Depreciation on rental equipment	53,447	1,797	—	55,244
Amortization of loan discounts and deferred financing costs	2,394	—	—	2,394
Provision for losses on accounts receivable	1,209	60	—	1,269
Provision for obsolescence	612	—	—	612
Provision for deferred taxes	(5,717)	—	—	(5,717)
Gain on sale of property and equipment	(42)	(38)	—	(80
Gain on sale of rental equipment	(10,200)	(961)	—	(11,161)
Equity in loss of guarantor subsidiaries	377	—	(377)	—
Changes in operating assets and liabilities:
Receivables, net	2,215	(954)	—	1,261
Inventories, net	(4,462)	(518)	—	(4,980)
Prepaid expenses and other assets	(580)	4	—	(576)
Accounts payable	321	(88)	—	233
Accrued expenses payable and other liabilities	4,742	140	—	4,882
Intercompany balance	(5,056)	5,056	—	—
Accrued loss from litigation	17,434	—	—	17,434
Deferred compensation payable	665	—	—	665
Net cash provided by operating activities	15,135	4,209	—	19,344
Cash flows from investing activities:
Purchases of property and equipment	(2,256)	(227)	—	(2,483)
Purchases of rental equipment	(23,890)	(6,698)	—	(30,588)
Proceeds from sale of property and equipment	2,654	46	—	2,700
Proceeds from sale of rental equipment	47,707	3,572	—	51,279
Net cash provided by (used in) investing activities	24,215	(3,307)	—	20,908
Cash flows from financing activities:
Payment of deferred financing costs	(1,089)	—	—	(1,089)
Borrowings on senior secured credit facility	385,504	—	—	385,504
Payments on senior secured credit facility	(417,324)	(946)	—	(418,270)
Payment of related party obligation	(75)	—	—	(75)
Principal payments of notes payable	(339)	—	—	(339)
Payments on capital lease obligations	(5,490)	—	—	(5,490)
Net cash used in financing activities	(38,813)	(946)	—	(39,759)
Net increase (decrease) in cash	537	(44)	—	493
Cash, beginning of year	3,331	67	—	3,398
Cash, end of year	$ 3,868	$ 23	$ —	$ 3,891

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(20)   Subsequent Events (unaudited)

In connection with our initial public offering of our common stock in February 2006, we converted H&E Equipment Services, L.L.C., a Louisiana limited liability company and the wholly-owned subsidiary of H&E Holdings LLC, into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E Equipment Services, L.L.C. (“H&E LLC”). In order to have an operating Delaware corporation as the issuer for our initial public offering H&E Equipment Services, Inc. was formed as a Delaware corporation and a wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of the initial public offering on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company.

We completed an initial public offering of our common stock, par value $.01 per share, on February 3, 2006. Credit Suisse Securities (USA) LLC and UBS Securities LLC acted as lead managers in the offering. In the offering, we sold 12,578,125 shares for an aggregate offering price of $226.4 million. These shares were registered for sale under the Securities Act of 1933, as amended, pursuant to our Registration Statements on Form S-1 (File numbers 333-128996 and 333-131390), which were declared effective by the Securities and Exchange Commission on January 30, 2006.

Net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, totaled approximately $199.1 million. Aggregate underwriting discounts and commissions totaled approximately $15.8 million. Aggregate offering expenses totaled approximately $11.5 million for legal, accounting and other fees and expenses, and included a payment to Bruckmann, Rosser, Sherrill & Co. L.L.C. (an affiliate of certain of our principal stockholders) of approximately $8.0 million in connection with the termination of a management services agreement.

We used the net offering proceeds to us of $199.1 million as follows:

•  $56.5 million to fund the closing of our acquisition of Eagle on February 28, 2006. Gary W. Bagley, our Chairman, and Kenneth R. Sharp, Jr., one of our executives, held approximately 25.3% and 6.0%, respectively, of the ownership interests in Eagle High Reach Equipment, Inc. and will each receive their proportionate share of the net proceeds received by the holders of Eagle High Reach Equipment, Inc. For information on the Eagle acquisition, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments;

•  $30.3 million to purchase rental equipment under operating leases;

•  $8.6 million to pay deferred compensation owed to one of our current executives and a former executive; and

•  $96.6 million to repay outstanding principal indebtedness under our senior secured credit facility.

We intend to use the remaining net proceeds of approximately $7.1 million for general corporate purposes.

H&E EQUIPMENT SERVICES L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(Dollars in thousands)

(20)   Subsequent Events (unaudited) (Continued)

We completed, effective as of February 28, 2006, the previously announced acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (together, “Eagle”), for a formula-based purchase price of approximately $59.9 million, subject to post-closing adjustment, plus assumed indebtedness of approximately $2.0 million. The Eagle purchase price was funded out of the proceeds from our recently completed initial public offering. Eagle is a privately-held construction and industrial equipment rental company serving the southern California construction and industrial markets out of five locations.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K.

Our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the three-month period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2005.

The Company has adopted a code of conduct that applies to its Chief Executive Officer and Chief Financial Officer. This code of conduct is available on the Company’s Web site at www.he-equipment.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the SEC.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)    Documents filed as part of this report:

(1)   Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2)   Financial Statement Schedule for the years ended December 31, 2005, 2004 and 2003

Schedule II—Valuation and Qualifying Accounts	91

All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.

(3)   Exhibits

See Exhibit Index on pages 93-97.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries (Deductions)	Balance at End of Year
Year Ended December 31, 2005
Allowance for doubtful accounts receivable	$2,732	$1,508	$(1,876)	$2,364
Allowance for inventory obsolescence	1,490	30	(545)	975
Deferred tax asset reserve	19,099	645	(11,498)	8,246
	$23,321	$2,183	$(13,919)	$11,585
Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$3,188	$1,395	$(1,851)	$2,732
Allowance for inventory obsolescence	1,235	240	15	1,490
Deferred tax asset reserve	13,456	—	5,643	19,099
	$17,879	$1,635	$(3,807)	$23,321
Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$3,609	$1,269	$(1,690)	$3,188
Allowance for inventory obsolescence	1,139	612	(516)	1,235
Deferred tax asset reserve	—	(5,717)	19,173	13,456
	$4,748	$(3,836)	$(16,967)	$17,879

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2006.

H&E EQUIPMENT SERVICES L.L.C.

By:	/s/ John M. Engquist
John M. Engquist
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ John M. Engquist	President, Chief Executive	March 22, 2006
	John M. Engquist	Officer and Director
(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	March 22, 2006
	Leslie S. Magee	(Principal Financial and
Accounting Officer)

By:	/s/ Gary W. Bagley	Chairman and Director	March 22, 2006
Gary W. Bagley

By:	/s/ Keith E. Alessi	Director	March 22, 2006
Keith E. Alessi

By:	/s/ Bruce C. Bruckmann	Director	March 22, 2006
Bruce C. Bruckmann

By:	/s/ Lawrence C. Karlson	Director	March 22, 2006
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	March 22, 2006
John T. Sawyer

Exhibit Index

1.1

Underwriting Agreement, dated January 30, 2006, among the Company and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

2.1

Agreement and Plan of Merger, dated February 2, 2006, among the Company, H&E LLC and Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

2.2

Acquisition Agreement, dated as of January 4, 2005, among H&E Equipment Services, L.L.C., Eagle Merger Corp., Eagle High Reach Equipment, LLC, Eagle High Reach Equipment, Inc., SBN Eagle LLC, SummitBridge National Investments, LLC and the shareholders of Eagle High Reach Equipment, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K of H&E Equipment Services L.L.C. (File Nos. 333-99587 and 333-99589), filed January 5, 2006).

3.1

Amended and Restated Certificate of Incorporation of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

3.2

Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

3.3

Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.4

Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.5

Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.6

Certificate of Incorporation of H&E Finance Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.7

Certificate of Incorporation of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.8

Articles of Incorporation of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.9

Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.10	Bylaws of H&E Finance Corp. (incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.11

Bylaws of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.12

Bylaws of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

4.1

Indenture, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and The Bank of New York, dated as of June 17, 2002 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

4.1a

Indenture, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and The Bank of New York, dated as of June 17, 2002 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed on September 13, 2002).

4.2

Registration Rights Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated as of June 17, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

4.3

Amended and Restated Security Holders Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.4

Amended and Restated Investor Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.5

Amended and Restated Registration Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.6

Supplemental Indenture, dated as of February 3, 2006, among the Company, H&E LLC, H&E Finance Corp. and The Bank of New York (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.7

Supplemental Indenture, dated as of February 3, 2006, among the Company, H&E LLC, H&E Finance Corp. and The Bank of New York (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.8

Form of H&E Equipment Services, Inc. common stock certificate (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 5, 2006).

10.1

Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation, and the Lenders party thereto dated as of June 17, 2002 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 5, 2006).

10.1a

Amendment No. 1 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto dated as of March 31, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of H&E Equipment Services L.L.C. for the quarter ended March 31, 2003 (File No. 333-99587), filed November 14, 2003).

10.1b

Amendment No. 2 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto dated as of May 14, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of H&E Equipment Services L.L.C. for the quarter ended September 30, 2003 (File No. 333-99587), filed November 14, 2003).

10.1c

Amendment No. 3 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Corporation and the Lenders party thereto dated as of February 10, 2004 (incorporated by reference to Exhibit 10.1(c) to Current Report on Form 8-K of H&E Equipment Services L.L.C. File No. 333-99587 filed February 11, 2004).

10.1d

Amendment No. 4 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto dated as of October 26, 2004 (incorporated by reference to Exhibit 10.1d to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed October 14, 2005).

10.1e

Amendment No. 5 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto dated as of January 13, 2005 (incorporated by reference to Exhibit 10.1e to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed October 14, 2005).

10.1f

Amendment No. 6 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C, GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party, thereto dated as of March 11, 2005, (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services L.L.C. (File No. 333-99587), filed March 14, 2005).

10.1g

Amendment No. 7 to Credit Agreement among H&E Equipment Services L.L.C, Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party, thereto dated as of March 29, 2005 (incorporated by reference to Exhibit 10.1g to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed November 23, 2005).

10.1h

Amendment No. 8 to Credit Agreement among H&E Equipment Services, L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto dated as of October 13, 2005 (incorporated by reference to Exhibit 10.1(h) to Form 8-K of H&E Equipment Services L.L.C. (File No. 333-99587), filed October 18, 2005).

10.1i

Amendment No. 9 to Credit Agreement among H&E Equipment Services, L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto dated as of November 16, 2005 (incorporated by reference to Exhibit 10.1(i) to Form 8-K of H&E Equipment Services L.L.C. (File No. 333-99587), filed November 18, 2005).

10.1j

Joinder Agreement, Consent and Amendment No. 10 to the Credit Agreement dated as of June 17, 2002, as amended, by and among the Company, H&E LLC, Holdings, Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation, as Agent, and the “Lenders” (as defined therein) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

10.1k

Amendment No. 11 to Credit Agreement among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., Eagle High Reach Equipment, Inc., Eagle High Reach Equipment, LLC, General Electrical Capital Corporation and the Lenders party thereto dated as of March 20, 2006 (incorporated by reference to Exhibit 10.1(k) to Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 21, 2006).

10.2

Contribution Agreement and Plan of Reorganization, dated as of June 14, 2002, by and among H&E Holdings, L.L.C., BRSEC Co-Investment II, LLC (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.3

Securityholders Agreement, dated as of June 17, 2002, by and among H&E Holdings L.L.C., BRSEC Co-Investment, LLC, BRSEC Co-Investment II, LLC, certain members of management and other members of H&E Holdings L.L.C. (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.4

Registration Rights Agreement, dated as of June 17, 2002, by and among H&E Holdings L.L.C., BRSEC Co-Investment, LLC, BRSEC Co-Investment II, LLC, certain members of management and other members of H&E Holdings L.L.C. (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.7

First Amended and Restated Management Agreement, dated as of June 17, 2002, Bruckmann, Rosser, Sherrill & Co., Inc., Bruckmann, Rosser, Sherrill & Co., L.L.C., H&E Holdings L.L.C. and H&E Equipment Services, L.L.C. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.8

Employment Agreement, dated as of June 29, 1999, by and between Gulf Wide Industries, L.L.C., and John M. Engquist (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.9

First Amendment to the Employment Agreement, dated as of August 10, 2001, by and among Gulf Wide Industries, L.L.C. and John M. Engquist (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.10

Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.11

Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).

10.12

Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.13

Investor Rights Agreement by and among H&E Holdings, L.L.C., BRSEC Co-Investment, LLC, BRSEC Co-Investment II, LLC and Credit Suisse First Boston Corporation, dated as of June 17, 2002 (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.14

Security Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.15

Pledge Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.16

Trademark Security Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.17

Security Agreement, dated June 17, 2002, between H&E Finance Corp. and The Bank of New York (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.18

Security Agreement, dated June 17, 2002, between GNE Investments, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.19

Pledge Agreement, dated June 17, 2002, between GNE Investments, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.20

Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.21

Trademark Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.22

Patent Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.23

Severance and Consulting Agreement, dated March 1, 2004, between H&E Equipment Services, L.L.C. and Robert W. Hepler (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2004 (File No. 333-99587), filed September 29, 2005).

10.24

Consulting and Non-competition Agreement, dated July 31, 2004, between H&E Equipment Services, L.L.C. and Gary W. Bagley (incorporated by reference to Exhibit 10.34 to Annual Report Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2004 (File Nos. 333-99587 and 333-99589) filed September 29, 2005).

10.25	Stipulation of Settlement dated November 23, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K of H&E Equipment Services L.L.C. (File No. 333-99587), filed November 29, 2005).
10.26

H&E Equipment Services, Inc. 2006 Stock-Based Compensation Incentive Plan  (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

10.27	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).
21.1	Subsidiaries of the registrant.*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                    Filed herewith