Form 10-Q
period 2006-03-31
H&E Equipment Services, Inc.
filed 2006-05-12
CIK 1339605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 000-51759
H&E EQUIPMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	81-0553291 (I.R.S. Employer Identification No.)

11100 Mead Road, Suite 200,
Baton Rouge, Louisiana 70816	(225) 298-5200
(Address of principal executive offices, including	(Registrant’s telephone number, including area
zip code)	code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of May 11, 2006 was 38,192,094 shares.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

MARCH 31, 2006

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction activity in the markets where we operate in North America;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our substantial leverage;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K.
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports and amendments thereto, filed with the SEC are available on our website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Balances at
	(Unaudited)
	March 31,	December 31,
	2006	2005
	(Amounts in thousands, except share amounts)
ASSETS
Cash	$25,768	$5,627
Receivables, net of allowance for doubtful accounts of $2,763 and $2,364, respectively	95,158	99,523
Inventories, net of reserve for obsolescence of $1,417 and $975, respectively	99,564	81,093
Prepaid expenses and other assets	3,402	1,378
Rental equipment, net of accumulated depreciation of $138,720 and $133,943, respectively	383,651	308,036
Property and equipment, net of accumulated depreciation of $22,489 and $21,142, respectively	25,734	18,284
Deferred financing costs and other intangible assets, net of accumulated amortization of $7,456 and $7,250, respectively	7,836	8,184
Goodwill	26,066	8,572

Total assets	$667,179	$530,697

LIABILITIES, MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
Liabilities:
Amount due on senior secured credit facility	$—	$106,451
Accounts payable	53,870	56,173
Manufacturer flooring plans payable	117,957	93,728
Accrued expenses payable and other liabilities	36,624	22,798
Related party obligation	817	869
Notes payable	1,216	521
Senior secured notes, net of original issue discount of $1,097 and $1,127, respectively	198,903	198,873
Senior subordinated notes, net of original issue discount of $8,787 and $8,943, respectively	44,213	44,057
Deferred income taxes	6,623	645
Deferred compensation payable	3,102	11,722

Total liabilities	463,325	535,837

Commitments and contingencies

Members’ deficit	—	(5,140)

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,192,094 and none issued and outstanding at March 31, 2006 and December 31, 2005, respectively	382	—
Additional paid-in capital	195,751	—
Retained earnings	7,721	—

Total stockholders’ equity	203,854	—

Total liabilities, members’ deficit and stockholders’ equity	$667,179	$530,697

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2006 and 2005
(Amounts in thousands, except per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Revenues:
Equipment rentals	$53,995	$40,591
New equipment sales	55,715	30,298
Used equipment sales	31,654	25,619
Parts sales	19,313	16,424
Service revenues	12,334	9,163
Other	9,199	6,455

Total revenues	182,210	128,550

Cost of revenues:
Rental depreciation	16,860	12,164
Rental expense	10,612	11,519
New equipment sales	48,561	26,463
Used equipment sales	23,799	19,796
Parts sales	13,524	11,435
Service revenues	4,567	3,246
Other	8,264	7,197

Total cost of revenues	126,187	91,820

Gross profit	56,023	36,730

Selling, general and administrative expenses	33,043	25,806
Gain on sales of property and equipment, net	99	41

Income from operations	23,079	10,965

Other income (expense):
Interest expense	(10,167)	(10,104)
Other, net	75	90

Total other expense, net	(10,092)	(10,014)

Income before provision for income taxes	12,987	951
Provision for income taxes	3,117	—

Net income	$9,870	$951

Net income per common share:
Basic	$0.29	$0.04

Diluted	$0.29	$0.04

Weighted average common shares outstanding
Basic	33,458	25,492

Diluted	33,462	25,492

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2006 and 2005
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock
			Additional		Total
			Paid-in	Retained	Stockholders’	Members’
	Shares	Amount	Capital	Earnings	Equity	Deficit
Balances at January 1, 2006	—	$—	$—	$—	$—	$(5,140)

Net income for the period January 1, 2006 through February 2, 2006	—	—	—	—	—	2,149

Effect of the Reorganization Transactions	25,492,019	255	(3,246)	—	(2,991)	2,991

Common stock issued on February 3, 2006 pursuant to initial public offering, net of $15,915 issue costs	12,578,125	126	198,893	—	199,019	—

Issuance of common stock	121,950	1	—	—	1	—

Stock compensation	—	—	104	—	104	—

Net income for the period February 3, 2006 through March 31, 2006	—	—	—	7,721	7,721	—

Balances at March 31, 2006	38,192,094	$382	$195,751	$7,721	$203,854	$—

Balances at January 1, 2005	—	$—	$—	$—	$—	$(33,300)

Net income	—	—	—	—	—	951

Balances at March 31, 2005	—	$—	$—	$—	$—	$(32,349)

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$9,870	$951
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	1,569	1,070
Depreciation on rental equipment	16,860	12,164
Amortization of loan discounts and deferred financing costs	713	675
Amortization of other intangible assets	11	61
Provision for losses on accounts receivable	538	346
Provision for inventory obsolescence	—	19
Provision for deferred income taxes	2,648	—
Compensation expense due to issuance of restricted stock	104	—
Gain on sales of property and equipment, net	(99)	(41)
Gain on sales of rental equipment, net	(6,897)	(5,243)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	11,040	(2,105)
Inventories	(35,248)	(19,908)
Prepaid expenses and other assets	(3,365)	(2,231)
Accounts payable	(2,792)	1,456
Manufacturer flooring plans payable	24,229	1,070
Accrued expenses payable and other liabilities	9,993	7,512
Deferred compensation payable	(8,620)	288

Net cash provided by (used in) operating activities	20,554	(3,916)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(56,869)	—
Purchases of property and equipment	(5,599)	(1,645)
Purchases of rental equipment	(55,004)	(17,608)
Proceeds from sales of property and equipment	208	178
Proceeds from sales of rental equipment	24,608	21,214

Net cash (used in) provided by investing activities	(92,656)	2,139

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	199,018	—
Borrowings on senior secured credit facility	295,429	128,453
Payments on senior secured credit facility	(401,880)	(126,659)
Payment of financing costs	(190)	—
Payments of related party obligation	(75)	(75)
Principal payments of notes payable	(59)	(79)
Payments on capital lease obligations	—	(335)

Net cash provided by financing activities	92,243	1,305

Net increase (decrease) in cash	20,141	(472)
Cash, beginning of period	5,627	3,358

Cash, end of period	$25,768	$2,886

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the three months ended March 31, 2006 and 2005

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)
Supplemental schedule of noncash investing activities:
Assets transferred from new and used inventory to rental fleet	$17,787	$11,207

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,192	$1,879
Income taxes	7	—
As of March 31, 2006 and March 31, 2005, we had $118.0 million and $52.3 million, respectively, in manufacturer flooring plans payable outstanding, which are used to finance purchases of inventory and rental equipment.
The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(1) Organization and Nature of Operations
Basis of Presentation
     In connection with our initial public offering of common stock in February 2006 (see note 3 for further information regarding our initial public offering), we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. All references to common stock share and per share amounts included in our consolidated statements of operations for the three months ended March 31, 2006 and 2005 have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had taken place as of the beginning of the earliest period presented.
     Our consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., and our recent acquisition, as described in note 4 to the consolidated financial statements, of Eagle High Reach Equipment, Inc. and Eagle High Reach Equipment, LLC consummated on February 28, 2006, collectively referred to herein as “we” or “us” or “our” or the “Company.”
     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior period items have been reclassified to make the presentation consistent with the current reporting period. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, and therefore, the results and trends in these interim consolidated financial statements may not be the same for the entire year. These interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2005. Additionally, there have been no significant changes in new accounting pronouncements since the filing of our Form 10-K, except that we have adopted, effective January 1, 2006, Statement of Financial Accounting Standard No. 123 (revised), Share-Based Payment, as discussed in note 5 to the consolidated financial statements.
     The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.
Nature of Operations
     As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment, (2) cranes, (3) earthmoving equipment and (4) industrial lift trucks. By providing equipment sales, rental, on-site parts and repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full-service approach provides us with multiple points of customer contact, enables us to maintain an extremely high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(2) Use of Estimates
     We describe our significant accounting policies in note 1 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. We prepare the consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.
(3) Initial Public Offering and Use of Proceeds
     We completed an initial public offering of our common stock, par value $.01 per share, on February 3, 2006. In the offering, we sold 12,578,125 shares for an aggregate offering price of $226.4 million. Net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, totaled approximately $199.0 million. Aggregate underwriting discounts and commissions totaled approximately $15.8 million and aggregate offering expenses totaled approximately $11.6 million..
     We used the net offering proceeds to us of $199.0 million as follows:
•	$56.9 million to complete our acquisition of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (together, “Eagle”), on February 28, 2006. For information on the Eagle acquisition, see note 4 to the consolidated financial statements.

•	$30.3 million to purchase rental equipment under operating leases;

•	$8.6 million to pay deferred compensation owed to one of our current executives and a former executive; and

•	$96.6 million to repay outstanding principal indebtedness under our senior secured credit facility.
We intend to use the remaining net proceeds of approximately $6.6 million for general corporate purposes.
(4) Acquisition
     We completed, effective as of February 28, 2006, the previously announced acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC for estimated consideration of approximately $67.3 million, consisting of cash paid of $59.9 million, liabilities assumed of $3.6 million, liabilities incurred of $3.3 million, and transaction costs of $0.5 million. The purchase price is subject to post closing adjustment and certain escrows. The Eagle purchase price was determined based on the expected cash flows from the Eagle business and negotiation with the sellers. The purchase price was funded out of the proceeds from our recently completed initial public offering. Eagle is a privately-held construction and industrial equipment rental company serving the southern California construction and industrial markets out of five locations. This acquisition marks our initial entry into the southern California market and is consistent with our business strategy. For further information on our business strategy, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(4) Acquisition (continued)
     The Eagle acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of their fair values as determined by a valuation performed by an independent national firm. We anticipate that a valuation will be finalized during the second quarter of fiscal 2006. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Eagle to the overall corporate strategy. We estimate that approximately $7.1 million of the goodwill acquired will be tax deductible Our purchase price allocation is preliminary pending receipt of asset appraisals and the valuation of any other intangible assets. Additionally, we are in the process of evaluating the allocation of Eagle goodwill to our operating segments. Our operating results for the three-month period ended March 31, 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.
     The following table summarizes the estimated fair values of the Eagle assets acquired and liabilities assumed in February 2006. The allocation of the purchase price is subject to adjustment based upon finalization of the valuation mentioned above.

Cash	$67
Receivables	7,212
Inventories	1,010
Rental equipment	37,397
Property and equipment	3,527
Prepaid expenses and other assets	654
Goodwill	17,495
Accounts payable	(483)
Accrued expenses payable and other liabilities	(2,349)
Deferred income taxes	(3,332)
Notes payable	(755)

Net assets acquired	$60,443

     The following table contains pro forma consolidated statements of income information for the three month periods ended March 31, 2006 and 2005, as if the Eagle transaction occurred on January 1, 2005 (dollar amounts in thousands except per share data).

	Three Month Period Ended March 31,
	2006	2005
Total revenues	$187,538	$135,705
Gross profit	59,496	41,491
Operating income	22,353	10,777
Net income	9,663	1,016
Basic net income per common share	$0.29	$0.04
Diluted net income per common share	$0.29	$0.04
     The pro forma information above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the Eagle transaction occurred as presented. Further, the above pro forma amounts do not consider any potential synergies or integration costs that may result from the transaction. In addition, future results may vary significantly from the results reflected in such pro forma information.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(5) Stock-Based Compensation
     We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006. Prior to the adoption of the Stock Incentive Plan and our initial public offering, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Statement of Financial Accounting Standard No. 123 (revised), (“SFAS123(R)”), became effective for us for the current fiscal year ending December 31, 2006 and in the three month period ended March 31, 2006. Under the provisions of SFAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). On February 22, 2006, we issued restricted stock grants for 121,950 shares of our common stock. These restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unrecognized compensation cost related to these awards is expected to be expensed over the period the restrictions lapse (one to three years). The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of March 31, 2006, we have unrecognized compensation expense of $2.9 million associated with these awards. Compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2006 is $0.1 million. At March 31, 2006, there were 121,950 outstanding shares of restricted stock outstanding.
(6) Earnings per Share
     Earnings per common share for the three months ended March 31, 2006 and 2005 are based on the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2006 and 2005 (amounts in thousands, except per share amounts).

	Three Months Ended
	March 31,	March 31,
	2006	2005
Basic net income per share:
Net income	$9,870	$951
Weighted average number of common shares outstanding	33,458	25,492
Net income per common share — basic	$0.29	$0.04

Diluted net income per share:
Net income	$9,870	$951
Weighted average number of common shares outstanding	33,458	25,492
Effect of dilutive securities:
Restricted stock	4	—
Weighted average number of shares outstanding — diluted	33,462	25,492
Net income per common share — diluted	$0.29	$0.04

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(7) Senior Secured Credit Facility
     On February 3, 2006, the senior secured credit agreement was amended primarily to (1) approve, as described elsewhere in this Quarterly Report, the merger of H&E Holdings and H&E LLC with and into H&E Equipment Services, Inc., with H&E Equipment Services, Inc. surviving the reincorporation merger as the operating company, and to effectuate H&E Equipment Services, Inc. as a “Borrower” under the terms of the senior secured credit facility; and (2) require that the proceeds of certain stock and debt issuances in excess of $1,000,000 in the aggregate be used to prepay amounts outstanding under the senior secured credit facility in an amount equal to such proceeds. We did not pay an amendment fee relating to this amendment.
     On February 6, 2006, we used a portion of the proceeds from our initial public offering to pay $96.6 million of our total outstanding principal indebtedness related to the senior secured credit facility. Accrued interest in the amount of $0.2 million was subsequently paid in March 2006. At March 31, 2006, we had no borrowings under the senior secured credit facility and we had $156.7 million of borrowing availability, net of $8.3 million of issued letters of credit.
     On March 20, 2006, the senior secured credit facility was further amended to (1) adjust the “Applicable Revolver Index Margin”, the “Applicable Revolver LIBOR Margin” and the “Applicable L/C Margin” to reflect tiered pricing based upon our monthly computed “Leverage Ratio” applied on a prospective basis commencing at least one day after the date of delivery to the “Lenders” of the monthly unaudited “Financial Statements” beginning after March 31, 2006; (2) adjust the “Applicable Unused Line Fee Margin” to reflect tiered pricing based upon our “Excess Availability Percentage” computed on the first day of a calendar month applied on a prospective basis commencing with the first adjustment to the “Applicable Revolver Index Margin” and “Applicable Revolver LIBOR Margin”; (3) eliminate the $16.5 million block on availability of assets; (4) revise the financial covenants to (i) add a covenant requiring maintenance of a minimum “Fixed Charge Coverage Ratio” of 1.10 to 1.00, which is tested at the end of each fiscal month only if a “Covenant Liquidity Event” has occurred and is then continuing and (ii) eliminate all other “Financial Covenants;” and (5) revise the definitions of various other capitalized terms contained within the original senior secured credit agreement. In connection with this amendment, we paid fees to the “Lenders” of $190,000.
(8) Segment Information
     We have identified five reportable segments: equipment rentals, new equipment sales, used equipment sales, parts sales and service revenue. These segments are based upon how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. There were no sales between segments for any of the periods presented. Selling, general and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to reportable segments.
     The Company does not compile discrete financial information by its segments other than the information presented below. The following table presents information about the Company’s reportable segments.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(8) Segment Information (continued)

	Three Months Ended March 31,
	2006	2005
Revenues:
Equipment rentals	$53,995	$40,591
New equipment sales	55,714	30,298
Used equipment sales	31,655	25,619
Parts sales	19,313	16,424
Service revenue	12,334	9,163

Total segmented revenues	173,011	122,095
Non-segmented revenues	9,199	6,455

Total revenues	$182,210	$128,550

Gross Profit:
Equipment rentals	$26,523	$16,908
New equipment sales	7,153	3,835
Used equipment sales	7,856	5,823
Parts sales	5,789	4,989
Service revenue	7,767	5,917

Total segmented gross profit	55,088	37,472
Non-segmented gross profit (loss)	935	(742)

Total gross profit	$56,023	$36,730

Balances at	March 31	December 31,
	2006	2005
Segment identified assets:
Equipment sales	$79,240	$62,344
Equipment rentals	383,652	308,036
Parts and service	20,324	18,749

Total segment identified assets	483,216	389,129
Non-segment identified assets	183,963	141,568

Total assets	$667,179	$530,697

     The Company operates primarily in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company’s revenues on an overall or segment basis for any of the periods presented.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries
     All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc., Eagle High Reach Equipment, Inc. and Eagle High Reach Equipment, LLC. The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on the Company’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.
     The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The financial statements of Eagle High Reach Equipment, Inc. and Eagle High Reach Equipment, LLC included are from the date of acquisition, February 28, 2006, to March 31, 2006 and as of March 31, 2006.
CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Assets:
Cash	$25,451	$317	$—	$25,768
Receivables, net	85,309	9,849	—	95,158
Inventories, net	93,127	6,437	—	99,564
Prepaid expenses and other assets	2,771	631	—	3,402
Rental equipment, net	335,675	47,977	—	383,652
Property and equipment, net	21,487	4,246	—	25,733
Deferred financing costs, net	7,836	—	—	7,836
Investment in guarantor subsidiaries	7,911	—	(7,911)	—
Goodwill	26,066	—	—	26,066

Total assets	$605,663	$69,457	$(7,911)	$667,179

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$—	$—	$—	$—
Accounts payable	53,399	471	—	53,870
Manufacturer flooring plans payable	117,957	—	—	117,957
Accrued expenses payable and other liabilities	33,885	2,739	—	36,624
Intercompany balance	(57,582)	57,582	—	—
Related party obligation	817	—	—	817

Notes payable	462	754	—	1,216
Senior secured notes, net of discount	198,903	—	—	198,903
Senior subordinated notes, net of discount	44,213	—	—	44,213
Deferred income taxes	6,623	—	—	6,623
Deferred compensation payable	3,102	—	—	3,102

Total liabilities	401,779	61,546	—	463,325
Stockholders’ equity	203,854	7,911	(7,911)	203,854

Total liabilities and stockholders’ equity	$605,663	$69,457	$(7,911)	$667,179

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (continued)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Assets:
Cash	$5,610	$17	$—	$5,627
Receivables, net	95,427	4,096	—	99,523
Inventories, net	76,533	4,560	—	81,093
Prepaid expenses and other assets	1,378	—	—	1,378
Rental equipment, net	298,708	9,328	—	308,036
Property and equipment, net	17,526	758	—	18,284
Deferred financing costs, net	8,184	—	—	8,184
Investment in guarantor subsidiaries	7,025	—	(7,025)	—
Goodwill	8,572	—	—	8,572

Total assets	$518,963	$18,759	$(7,025)	530,697

Liabilities and Member’s Equity (Deficit):
Amount due on senior secured credit facility	$102,980	$3,471	$—	$106,451
Accounts payable	56,173	—	—	56,173
Manufacturer flooring plans payable	93,728	—	—	93,728
Accrued expenses payable and other liabilities	22,696	102	—	22,798
Intercompany balance	(8,161)	8,161	—	—
Related party obligation	869	—	—	869
Notes payable	521	—	—	521
Senior secured notes, net of discount	198,873	—	—	198,873
Senior subordinated notes, net of discount	44,057	—	—	44,057
Deferred income taxes	645	—	—	645
Deferred compensation payable	11,722	—	—	11,722

Total liabilities	524,103	11,734	—	535,837

Members’ equity (deficit)	(5,140)	7,025	(7,025)	(5,140)

Total liabilities and members’ equity (deficit)	$518,963	$18,759	$(7,025)	$530,697

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (continued)
CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$49,991	$4,004	$—	$53,995
New equipment sales	53,845	1,869	—	55,714
Used equipment sales	29,564	2,091	—	31,655
Parts sales	18,723	590	—	19,313
Service revenue	11,981	353	—	12,334
Other	8,604	595	—	9,199

Total revenues	172,708	9,502	—	182,210

Cost of revenues:
Rental depreciation	15,446	1,414	—	16,860
Rental expense	9,762	850	—	10,612
New equipment sales	46,904	1,657	—	48,561
Used equipment sales	22,409	1,390	—	23,799
Parts sales	13,126	398	—	13,524
Service revenue	4,461	106	—	4,567
Other	7,643	621	—	8,264

Total cost of revenues	119,751	6,436	—	126,187

Gross profit:
Equipment rentals	24,783	1,740	—	26,523
New equipment sales	6,941	212	—	7,153
Used equipment sales	7,155	701	—	7,856
Parts sales	5,597	192	—	5,789
Service revenue	7,520	247	—	7,767
Other	961	(26)	—	935

Gross profit	52,957	3,066	—	56,023

Selling, general and administrative expenses	31,426	1,617	—	33,043
Equity in earnings of guarantor subsidiaries	886	—	(886)	—
Gain on sale of property and equipment	69	30	—	99

Income (loss) from operations	22,486	1,479	(886)	23,079

Other income (expense):
Interest expense	(9,577)	(590)	—	(10,167)
Other, net	78	(3)	—	75

Total other expense, net	(9,499)	(593)	—	(10,092)

Income before income taxes	12,987	886	(886)	12,987
Income tax provision	3,117	—	—	3,117

Net income	$9,870	$886	$(886)	$9,870

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (continued)
CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$39,380	$1,211	$—	$40,591
New equipment sales	29,544	754	—	30,298
Used equipment sales	23,921	1,698	—	25,619
Parts sales	16,009	415	—	16,424
Service revenue	8,893	270	—	9,163
Other	6,245	210	—	6,455

Total revenues	123,992	4,558	—	128,550

Cost of revenues:
Rental depreciation	11,691	473	—	12,164
Rental expense	11,228	291	—	11,519
New equipment sales	25,853	610	—	26,463
Used equipment sales	18,560	1,236	—	19,796
Parts sales	11,149	286	—	11,435
Service revenue	3,166	80	—	3,246
Other	6,932	265	—	7,197

Total cost of revenues	88,579	3,241	—	91,820

Gross profit:
Equipment rentals	16,461	447	—	16,908
New equipment sales	3,691	144	—	3,835
Used equipment sales	5,361	462	—	5,823
Parts sales	4,860	129	—	4,989
Service revenue	5,727	190	—	5,917
Other	(687)	(55)	—	(742)

Gross profit	35,413	1,317	—	36,730

Selling, general and administrative expenses	24,719	1,087	—	25,806
Equity in loss of guarantor subsidiaries	(14)	—	14	—
Gain on sale of property and equipment	32	9	—	41

Income from operations	10,712	239	14	10,965

Other income (expense):
Interest expense	(9,851)	(253)	—	(10,104)
Other, net	90	—	—	90

Total other expense, net	(9,761)	(253)	—	(10,014)

Net income (loss)	$951	$(14)	$14	$951

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$9,870	$886	$(886)	$9,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	1,525	44	—	1,569
Depreciation on rental equipment	15,734	1,126	—	16,860
Amortization of other intangible assets	11	—	—	11
Amortization of loan discounts and deferred financing costs	713	—	—	713
Provision for losses on accounts receivable	517	21	—	538
Gain on sale of property and equipment	(69)	(30)	—	(99)
Gain on sale of rental equipment	(5,644)	(1,253)	—	(6,897)
Provision for deferred taxes	2,648	—	—	2,648
Compensation expense due to issuance of restricted stock	104	—	—	104
Equity in earnings of guarantor subsidiaries	(886)	—	886	—
Changes in operating assets and liabilities:
Receivables, net	10,534	506	—	11,040
Inventories, net	(32,840)	(2,408)	—	(35,248)
Prepaid expenses and other assets	(3,388)	23	—	(3,365)
Accounts payable	(2,635)	(157)	—	(2,792)
Manufacturer flooring plans payable	24,229	—	—	24,229
Accrued expenses payable and other liabilities	9,705	288	—	9,993
Intercompany balance	754	(754)	—	—
Deferred compensation payable	(8,620)	—	—	(8,620)

Net cash provided by (used in) operating activities	22,262	(1,708)	—	20,554

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(56,869)	—	—	(56,869)
Purchases of property and equipment	(5,540)	(59)	—	(5,599)
Purchases of rental equipment	(52,570)	(2,434)	—	(55,004)
Proceeds from sale of property and equipment	178	30	—	208
Proceeds from sale of rental equipment	20,137	4,471	—	24,608

Net cash (used in) provided by investing activities	(94,664)	2,008	—	(92,656)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	199,018	—	—	199,018
Payment of deferred financing costs	(190)	—	—	(190)
Borrowings on senior secured credit facility	295,429	—	—	295,429
Payments on senior secured credit facility	(401,880)	—	—	(401,880)
Payment of related party obligation	(75)	—	—	(75)
Principal payments of notes payable	(59)	—	—	(59)

Net cash provided by financing activities	92,243	—	—	92,243

Net increase in cash	19,841	300	—	$20,141
Cash, beginning of period	5,610	17	—	5,627

Cash, end of period	$25,451	$317	$—	$25,768

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income (loss)	$951	$(14)	$14	$951
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	1,030	40	—	1,070
Depreciation on rental equipment	11,691	473	—	12,164
Amortization of other intangible assets	61	—	—	61
Amortization of loan discounts and deferred financing costs	675	—	—	675
Provision for losses on accounts receivable	314	32	—	346
Provision for obsolescence	19	—	—	19
Gain on sale of property and equipment	(32)	(9)	—	(41)
Gain on sale of rental equipment	(4,809)	(434)	—	(5,243)
Equity in earnings of guarantor subsidiaries	14	—	(14)	—
Changes in operating assets and liabilities:
Receivables, net	(1,958)	(147)	—	(2,105)
Inventories, net	(18,732)	(1,176)	—	(19,908)
Prepaid expenses and other assets	(2,231)	—	—	(2,231)
Accounts payable	2,526	—	—	2,526
Accrued expenses payable and other liabilities	7,383	129	—	7,512
Intercompany balance	335	(335)	—	—
Deferred compensation payable	288	—	—	288

Net cash used in operating activities	(2,475)	(1,441)	—	(3,916)

Cash flows from investing activities:
Purchases of property and equipment	(1,521)	(124)	—	(1,645)
Purchases of rental equipment	(17,553)	(55)	—	(17,608)
Proceeds from sale of property and equipment	169	9	—	178
Proceeds from sale of rental equipment	19,626	1,588	—	21,214

Net cash provided by investing activities	721	1,418	—	2,139

Cash flows from financing activities:
Borrowings on senior secured credit facility	128,453	—	—	128,453
Payments on senior secured credit facility	(126,659)	—	—	(126,659)
Payment of related party obligation	(75)	—	—	(75)
Principal payments of notes payable	(79)	—	—	(79)
Payments on capital lease obligations	(335)	—	—	(335)

Net cash provided by financing activities	1,305	—	—	1,305

Net decrease in cash	(449)	(23)	—	(472)
Cash, beginning of period	3,334	24	—	3,358

Cash, end of period	$2,885	$1	$—	$2,886

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2006, and the results of their operations for the three months ended March 31, 2006, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
     Background
     As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment, (2) cranes, (3) earthmoving equipment and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain an extremely high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.
     As of May 11, 2006, we operated 48 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast and Southeast regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These include revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets, obsolescence reserves on inventory, and the valuation of deferred assets.

     Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2005.
Business Segments
     We have five reportable segments because we derive our revenues from five principal business activities: (1) equipment rentals; (2) new equipment sales; (3) used equipment sales; (4) parts sales; and (5) repair and maintenance services. These segments are based upon how we allocate resources and assess performance. In addition, we also have non-segmented revenues and costs that relate to equipment support activities.
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
     For additional information about our business segments, see note 8 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three months ended March 31, 2006, approximately 29.6% of our total revenues were attributable to equipment rentals, 30.6% of our total revenues were attributable to new equipment sales, 17.4% were attributable to used equipment sales, 10.6% were attributable to parts sales, 6.8% were attributable to our service revenues and 5.0% were attributable to non-segmented other revenues.
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
    Equipment Rentals. Revenues from equipment rentals depend on rental rates. Because rental rates are impacted by competition in specific regions and markets, we continuously monitor and adjust rental rates. We have a rental rate initiative driven by management to increase rental rates. Equipment rental revenue is also impacted by the availability of equipment and by time utilization (equipment usage based on customer demand). We generate reports on, among other things, time utilization, demand pricing (rental rate pricing based on physical utilization), and rental rate trends on a piece-by-piece basis for our rental fleet. We recognize revenues from equipment rentals in the period earned, over the contract term, regardless of the timing of billing to customers.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2006, our total cost of revenues was approximately $126.2 million. Our operating expenses consist principally of selling, general and administrative expense. For the three months ended March 31, 2006, our operating expenses were approximately $33.0 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statement of operations are not generally allocated to our reportable segments.
Cost of Revenues:
Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving over a five year useful life with a 25% salvage value, and industrial lift-trucks over a seven year useful life. Attachments and other smaller type equipment are fully depreciated over a three year useful life.
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
Interest Expense:
    Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior secured notes due 2012 and senior subordinated notes due 2013 and notes payable.
Principal Cash Flows
     We generate cash primarily from our operating activities and historically we have used cash flows from operating activities and our revolving senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures.
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Our rental fleet, as of March 31, 2006, consisted of 17,192 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $600.5 million. As of March 31, 2006, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Aerial Work Platforms	12,869	75%	$394.2	66%	48.8
Cranes	377	2%	80.7	13%	48.3
Earthmoving	926	5%	71.3	12%	20.2
Lift Trucks	1,307	8%	34.4	6%	31.2
Other	1,713	10%	19.9	3%	37.8

Total	17,192	100%	$600.5	100%	44.8

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. On average, we increased the age of our rental fleet by approximately 3.7 months during the three months ended March 31, 2006, of which the average age of the acquired Eagle rental fleet accounted for approximately 3.5 months of the total increase of 3.7 months in our rental fleet. We increased our overall gross rental fleet, through the normal course of business activities, by approximately $39.2 million during the three months ended March 31, 2006, and $78.2 million when combined with the Eagle acquisition. We also increased our utilization, average rental rate and rental revenue. The mix among our four core product lines remained consistent with that of prior years. As a result of our in-house service capabilities and extensive maintenance program, we believe our fleet is extremely well-maintained.
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
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and in Item 1A—Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005, include:
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
     We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part 2 of Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
     The tables included in the period comparisons below provide summaries of our revenues and gross profits for our business segments. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
     Revenues.

	Three Months
	Ended			Total
	March 31,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in millions, except percentages)
Segment Revenues:
Equipment rentals	$54.0	$40.6	$13.4	33.0%
New equipment sales	55.7	30.3	25.4	83.8%
Used equipment sales	31.7	25.6	6.1	23.8%
Parts sales	19.3	16.4	2.9	17.7%
Services revenues	12.3	9.2	3.1	33.7%
Non-Segmented revenues	9.2	6.5	2.7	41.5%

Total revenues	$182.2	$128.6	$53.6	41.7%

     Total Revenues. Our total revenues were $182.2 million for the three months ended March 31, 2006 compared to $128.6 million for the same period in 2005, an increase of $53.6 million, or 41.7%. Revenues increased for all reportable segments primarily as a result of increased customer demand for our products and services. Total revenues related to Eagle included in our 2006 operating results were $3.0 million.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended March 31, 2006 increased $13.4 million, or 33.0%, to $54.0 million from $40.6 million for the same three-month period in 2005. The increase is primarily a result of improved rental rates and larger fleet size. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $8.7 million, cranes increased $1.3 million, earthmoving increased $2.4 million, lift trucks increased $0.7 million and other equipment rentals increased $0.3 million. Total equipment rental revenues related to Eagle included in our 2006 operating results were $2.4 million, of which substantially all of those rentals were for aerial work platforms. Rental equipment dollar utilization (quarterly rental revenues divided by the average quarterly original rental fleet equipment costs, adjusted for the Eagle acquisition, of $550.5 million and $462.1 million for three months ended March 31, 2006 and 2005, respectively) was approximately 39.2% in 2006 compared to 35.1% in 2005.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended March 31, 2006 increased $25.4 million, or 83.8%, to $55.7 million from $30.3 million for the comparable period in 2005. Sales of new cranes increased $11.8 million, aerial work platforms increased $3.0 million, new earthmoving sales increased $10.0 million and new lift trucks decreased $0.7 million. Other new equipment sales increased by $1.3 million. Total new equipment sales revenues related to Eagle included in our 2006 operating results were $0.01 million.
     Used Equipment Sales Revenues. Our used equipment sales increased $6.1 million, or 23.8%, to $31.7 million for the three months ended March 31, 2006 from $25.6 million for the same period in 2005. In 2006, our used equipment sales from the fleet were approximately 139.0% compared to 132.8% of net book value for 2005. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased. Total used equipment sales revenues related to Eagle included in our 2006 operating results were $0.2 million.
     Parts Sales Revenues. Our parts sales increased $2.9 million, or 17.7%, to $19.3 million for the three months ended March 31, 2006 from $16.4 million in the 2005 comparable period. The increase was primarily attributable to increased customer demand for parts.
     Service Revenues. Our service revenues for the three months ended March 31, 2006 increased $3.1 million, or 33.7%, to $12.3 million from $9.2 million for the same period last year primarily attributable to increased customer demand for service support.
     Non-Segmented Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended March 31, 2006, our other revenue increased $2.7 million, or 41.5%, over the same period last year. These support activities increased due to a combination of the increases in charge-out rates and in the volume of our primary business activities, combined with Eagle revenues of $0.3 million.

     Gross Profit.

	Three Months Ended			Total
	March 31		Total Dollar	Percentage
	2006	2005	Change	Change
	(in millions, except for percentages)
Segment Gross Profit:
Equipment rentals	$26.5	$16.9	$9.6	56.8%
New equipment sales	7.2	3.8	3.4	89.5%
Used equipment sales	7.8	5.8	2.0	34.5%
Parts sales	5.8	5.0	0.8	16.0%
Services	7.8	5.9	1.9	32.2%
Non-Segmented gross profit	0.9	(0.7)	1.6	228.6%

Total gross profit	$56.0	$36.7	$19.3	52.6%

     Total Gross Profit. Our total gross profit was $56.0 million for the three months ended March 31, 2006 compared to $36.7 million for the three months ended March 31, 2005, a $19.3 million, or 52.6%, increase. Gross profit increased primarily as a result of increased rental revenues combined with reduced rental expense. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for three months ended March 31, 2006 was 30.7%, an increase of 2.2% from the 28.5% gross profit margin for the same three-month period in 2005. Total gross profit related to Eagle included in our operating results was $1.2 million, of which the equipment rental operations of Eagle contributed $1.1 million. Our gross profit was attributable to:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended March 31, 2006 increased $9.6 million, or 56.8%, to $26.5 million from $16.9 million in the same period in 2005. The increase is primarily a result of a $13.4 million increase in rental revenue and a $0.9 million decrease in rental expense. These improvements in gross profit were offset by a $4.7 million increase in rental depreciation expense.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended March 31, 2006 increased $3.4 million, or 89.5%, to $7.2 million compared to $3.8 million for the same period last year. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenue, improved margins and the mix of equipment sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended March 31, 2006 increased $2.0 million, or 34.5%, to $7.8 million from the $5.8 million for the same period in 2005. The increase in used equipment sales gross profit was primarily the result of higher used equipment sales, improved margins and the mix of used equipment sold.
     Parts Sales Gross Profit. For the three months ended March 31, 2006, our parts sales revenue gross profit increased $0.8 million, or 16.0%, to $5.8 million from $5.0 million for the same period in 2005. The increase was primarily attributable to increased customer demand for parts service.
     Service Revenues Gross Profit. For the three months ended March 31, 2006, our service revenues gross profit increased $1.9 million, or 32.2%, to $7.8 million from $5.9 million for the same period in 2005. The increase was primarily attributable to increased customer demand for service support.
     Non-Segmented Revenues Gross Profit. For the three months ended March 31, 2006, our non-segmented revenues gross profit improved 228.6% on a 41.7% improvement in revenues over the three months ended March 31, 2005. The improvement in gross profit is the result of several factors, most significantly a $0.9 million gross profit improvement in hauling activities and a $0.6 million gross profit improvement in damage waiver charges. These improvements are largely due to a strategic focus on these equipment support activities combined with the increase in support activity revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $7.2 million, or 27.9%, to $33.0 million for the three months ended March 31, 2006 compared to $25.8 million for the same period last year. The increase was primarily related to increased headcount, higher sales commissions, performance incentives, benefits and professional services. As a percent of total revenues, SG&A expenses were 18.1% in 2005 down from 20.1% in the prior year, reflecting the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year.
     Other Income (Expense). For the three months ended March 31, 2006, our other expense increased by $0.1 million to $10.1 million compared to $10.0 million for the same period in 2005, reflecting $0.2 million of interest expense associated with Eagle and higher interest costs associated with our manufacturer flooring plans payable used to finance inventory purchases. These interest expense increases were substantially offset by lower interest expense on our senior secured credit facility as a result of our February 2006 paydown of outstanding principal balances from the proceeds of our initial public offering (see note 3 to the consolidated financial statements for further information on our initial public offering).
     Income Taxes. Effective with the Company’s reorganization effective February 3, 2006, we are a C-corporation for income tax purposes. Prior to the reorganization, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes. At the end of the first quarter of 2005 we had recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred and our belief that it was more likely than not that we would not be able to recover the net deferred income tax assets. At the end of the first quarter of 2006, we have a net deferred tax liability, and the valuation allowance has been reversed. Based on available evidence, both positive and negative, we believe our deferred tax assets at March 31, 2006 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and not subject to any limitations.
     The provision for income taxes is based upon the expected effective tax rate applicable to the full year. The effective income tax rate for the three months ended March 31, 2006 was 24.0%, compared to 0% for the three months ended March 31, 2005. The increase in our effective income tax rate was primarily due to increased taxable income resulting in higher state income taxes and federal alternative minimum tax.
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash provided by operating activities for the three months ended March 31, 2006 was $20.6 million. Our cash flows from operations were primarily attributable to our reported net income of $9.9 million, which, when adjusted for non-cash expense items, such as depreciation, deferred income taxes and amortization and gains on the sale of long-lived assets provided positive cash flows. These cash flows from operating activities were partially offset by increases of $24.2 million in million in manufacturer flooring plans payable, primarily due to an increase in inventory purchases. Our cash flows from operations were also positively impacted by a $11.0 million decrease in receivables and increases of $10.0 million in accrued expenses payable and other liabilities including accrued interest, accrued payroll and related liabilities, and accrued sales, use and property taxes. Offsetting these positive cash flows from operations were increases in our inventories of $35.2 and the payments of $8.2 million in deferred compensation liabilities. The decrease in our receivables is a result of higher than average collections during the period. The increase in our inventories reflects our strategy of maintaining adequate inventories to meet the increasing customer demand, taking advantage of available inventory during a time when original equipment manufacturers were experiencing a continuation of extended lead times as well as avoiding avoid anticipated future price increases from our manufacturers.
     For the three months ended March 31, 2005, our cash used by operating activities was $3.9 million. Our cash flows operations were primarily attributable to our reported net income of $1.0 million, which, when adjusted for non-cash expense items, such as depreciation, taxes and amortization, and gains on the sale of long-lived assets provided positive cash flows. These cash flows from operating activities were principally offset by increases in our inventories of $19.9 million, resulting in net cash used in operating activities.
     Cash flow from investing activities. For the three months ended March 31, 2006, cash used in our investing activities was $92.7 million. This is a net result of our acquisition of Eagle (see note 4 for further information) combined with rental and non-rental equipment purchases of $60.6 million offset by $24.8 million in cash proceeds from the sale of rental and non-rental equipment. For the three months ended March 31, 2005, cash provided by our investing activities was $2.1 million. This is a net result of proceeds from the sale of rental and non-rental equipment of $21.4 million partially offset by purchases totaling $19.3 million in rental and non-rental equipment.

     Cash flow from financing activities. We completed an initial public offering of our common stock in February 2006, resulting in total net proceeds to us, after deducting underwriting commissions and other fees and expenses, of approximately $199.0 million (see note 3 to the consolidated financial statements for further information related to our initial public offering). Cash provided by our financing activities for the three months ended March 31, 2006 was $92.3 million. For the current year three-month period, our total borrowings under the amended senior secured credit facility were $295.4 million and total payments under the amended senior secured credit facility were $401.9 million. Financing costs paid in cash for Amendment No. 11 to our senior secured credit facility totaled $0.2 million and payment of our related party obligation was $0.1 million while payments on notes payable were $0.1 million.
     For the three months ended March 31, 2005, cash provided by our financing activities was $1.3 million. For the three months ended March 31, 2005, our total borrowings under the amended senior secured credit facility were $128.4 million and total payments under the amended senior secured credit facility in the same period were $126.7 million. Payment of our related party obligation was $0.1 million. Payments on capital leases and other notes payable were $0.4 million.
Senior Secured Credit Facility Amendments
     On February 3, 2006, the senior secured credit agreement was amended primarily to (1) approve, as described elsewhere in this Quarterly Report, the merger of H&E Holdings and H&E LLC with and into H&E Equipment Services, Inc., with H&E Equipment Services, Inc. surviving the reincorporation merger as the operating company, and to effectuate H&E Equipment Services, Inc. as a “Borrower” under the terms of the senior secured credit facility; and (2) require the proceeds of certain stock and debt issuances in excess of $1,000,000 in the aggregate be used to prepay amounts outstanding under the senior secured credit facility in an amount equal to such proceeds. We did not pay an amendment fee relating to this amendment.
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
     In February 2006, we used a portion of the proceeds from our initial public offering to repay $96.6 million of outstanding indebtedness under the senior secured credit facility, and we paid accrued interest in the amount of $0.2 million in March 2006. Our borrowing availability under the amended senior secured credit facility as of March 31, 2006 and as of May 11, 2006, was approximately $156.7 million, net of $8.3 million of issued letters of credit. As of March 31, 2006, we were in compliance with all financial covenants related to our debt.
Cash Requirements Related to Operations
     Our principal sources of liquidity have been from cash provided by operations and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. In February 2006, we completed an initial public offering of our common stock (see note 3 to the consolidated financial statements for further information). As a result of the paydown of our outstanding indebtedness under the senior secured credit facility in February 2006 as discussed in note 3 of the notes to our consolidated financial statements, we had available cash balances of $25.8 million at March 31, 2006. None of the Company’s cash balances were invested in instruments deemed to be “cash equivalents” at March 31, 2006.

     Our principal uses of cash have been to fund operating activities and working capital, purchase of rental fleet equipment and property and equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In February 2006, we completed the Eagle acquisition (see note 4 to the consolidated financial statements for further information). In the future, we may pursue additional strategic acquisitions. We anticipate that these uses will be the principal demands on our cash in the future.
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three months ended March 31, 2006 were $72.8 million, including $17.8 million of non-cash transfers from new and used equipment to rental fleet inventory, primarily to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the three months ended March 31, 2006 were $5.6 million. We anticipate that our gross rental fleet capital expenditures for the remainder of 2006 will be used to primarily replace the rental fleet equipment we anticipate selling during 2006. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash flow from operations and, if required, from borrowings under our amended senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. If we pursue any other strategic acquisitions during 2006, we may need to incur additional debt.
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
     We cannot provide absolute assurance that our future cash flow from operations will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indentures and the amended senior secured credit facility, may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.
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
Inflation
     Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had for the periods covered by this Quarterly Report on Form 10-Q, and is not likely in the foreseeable future to have, a material impact on our results of operations.
Acquisitions
     We completed, effective as of February 28, 2006, the previously announced acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC for a formula-based purchase price of approximately $59.9 million, subject to post-closing adjustment and certain escrows, plus assumed indebtedness of approximately $2.0 million. The Eagle purchase price was funded out of the proceeds from our recently completed initial public offering. Eagle is a privately-held construction and industrial equipment rental company serving the southern California construction and industrial markets out of five locations. See note 4 to the consolidated financial statements for further information on the Eagle acquisition.
     We periodically engage in evaluations of potential acquisitions and start-up facilities. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms. For further information regarding our risks related to acquisitions, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates due to the fact that interest on the amended senior secured credit facility is calculated based upon LIBOR plus 150 basis points as of March 31, 2006. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the amended senior secured credit facility. As a result of the paydown of our amended senior secured credit facility in February 2006 from the proceeds of our initial public offering (see note 3 to the consolidated financial statements for further information on our use of proceeds from our initial public offering), we had no variable rate debt outstanding as of March 31, 2006. We do not have significant exposure to changing interest rates on our fixed-rate senior secured notes or senior subordinated notes or on our other notes payables.
Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
     The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls
     There were no changes in our internal control over financial reporting that occurred during the three month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are party to various litigation matters, in most cases involving normal ordinary course and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending matters. However, we believe, based on our examination of such pending matters, that our ultimate liability for such matters will not have a material adverse effect on our business or financial condition.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A.-Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In connection with our initial public offering and the merger of H&E Holdings with and into us immediately prior to the consummation of our initial public offering, membership units of H&E Holdings were converted into shares of the Company’s common stock. This issuance of approximately 25,492,017 shares of common stock to the then-existing members of H&E Holdings on February 2, 2006 was made in reliance on the exemption from registration under Section 4(2) of the Securities Act.
     On February 22, 2006, the Company issued restricted stock grants for 121,950 shares of common stock, vesting annually over three years. The grants were made to three executive officers of the Company pursuant to the Company’s Stock-Based Incentive Compensation Plan. The restricted stock grants were made in reliance on the exemption from registration under Section 4(2) of the Securities Act.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
      By written consent dated January 23, 2006, the sole stockholder of the Company at that time, H&E Holdings, approved and adopted the Amended and Restated Certificate of Incorporation and the Company’s Stock-Based Incentive Compensation Plan. In addition, by written consent dated February 2, 2006, the sole stockholder of the Company at that time, H&E Holdings, took the following actions in connection with the initial public offering: approving the Reorganization Transactions and approving the Agreement and Plan of Merger entered into in connection with Reorganization Transactions; approving and ratifying the initial public offering on the terms and conditions set forth in the Registration Statement; approving and authorizing amendments to the certain investor agreements and the senior secured credit agreement; approving and authorizing payments under the deferred compensation plans; and confirming and ratifying the appointment of the Company’s independent registered public accounting firm.
Item 5. Other information.
     None.

Item 6. Exhibits.
H&E Equipment Services, Inc.
Exhibit Index
Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2006
A. Exhibits

3.1	Amended and Restated Certificate of Incorporation of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

10.1	H&E Equipment Services, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: May 12, 2006	By:	/s/ JOHN M. ENGQUIST

John M. Engquist
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2006	By:	/s/ LESLIE S. MAGEE

Leslie S. Magee
Chief Financial Officer
(Principal Financial and Accounting Officer)