Form 10-Q/A
period 2006-03-31
H&E Equipment Services, Inc.
filed 2006-07-14
CIK 1339605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(AMENDMENT NO. 1)
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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A
     H&E Equipment Services, Inc. (the “Company”,“we”, “us” or “our”) is filing this Amendment to its Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended March 31, 2006, which was initially filed with the Securities and Exchange Commission (“SEC”) on May 12, 2006 (the “Original Filing”), to reflect the restatement of the Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2006, as a result of the reclassification of a one-time, non-recurring payment made in connection with the Company’s recently completed initial public offering of common stock. For information concerning the background of the restatement and the specific adjustments to the Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2006, see note 10 to the unaudited interim consolidated financial statements in Part I, Item 1, “Financial Statements” of this Form 10-Q/A.
     This Amendment No. 1 amends Part I, Item 1, “Financial Statements,” Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 4 “Controls and Procedures” related to the restatement of the Company’s consolidated financial statements noted above. In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6, “Exhibits” of Part II of the original Form 10-Q has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Form 10-Q/A restates the Original Filing in its entirety. However, this Amendment No. 1 only amends the Items described above to reflect the effects of the restatement, and the Company has not modified or updated any other disclosures presented in the Original Filing.
     Except for the amended information referred to above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on May 12, 2006.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Balances at
	(Unaudited)
	March 31,	December 31,
	2006	2005
	(Restated)
	(Amounts in thousands, except share amounts)
ASSETS
Cash	$25,768	$5,627
Receivables, net of allowance for doubtful accounts of $2,763 and $2,364, respectively	95,158	99,523
Inventories, net of reserve for obsolescence of $1,417 and $975, respectively	99,564	81,093
Prepaid expenses and other assets	3,402	1,378
Rental equipment, net of accumulated depreciation of $138,720 and $133,943, respectively	383,651	308,036
Property and equipment, net of accumulated depreciation of $22,489 and $21,142, respectively	25,734	18,284
Deferred financing costs and other intangible assets, net of accumulated amortization of $7,456 and $7,250, respectively	7,836	8,184
Goodwill	26,066	8,572

Total assets	$667,179	$530,697

LIABILITIES, MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
Liabilities:
Amount due on senior secured credit facility	$—	$106,451
Accounts payable	53,870	56,173
Manufacturer flooring plans payable	117,957	93,728
Accrued expenses payable and other liabilities	36,556	22,798
Related party obligation	817	869
Notes payable	1,216	521
Senior secured notes, net of original issue discount of $1,097 and $1,127, respectively	198,903	198,873
Senior subordinated notes, net of original issue discount of $8,787 and $8,943, respectively	44,213	44,057
Deferred income taxes	4,641	645
Deferred compensation payable	3,102	11,722

Total liabilities	461,275	535,837

Commitments and contingencies

Members’ deficit	—	(5,140)

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,192,094 and none issued and outstanding at March 31, 2006 and December 31, 2005, respectively	382	—
Additional paid-in capital	203,751	—
Retained earnings	1,771	—

Total stockholders’ equity	205,904	—

Total liabilities, members’ deficit and stockholders’ equity	$667,179	$530,697

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2006 (Restated) and 2005
(Amounts in thousands, except per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
	(Restated)
Revenues:
Equipment rentals	$53,995	$40,591
New equipment sales	55,715	30,298
Used equipment sales	31,654	25,619
Parts sales	19,313	16,424
Service revenues	12,334	9,163
Other	9,199	6,455

Total revenues	182,210	128,550

Cost of revenues:
Rental depreciation	16,860	12,164
Rental expense	10,612	11,519
New equipment sales	48,561	26,463
Used equipment sales	23,799	19,796
Parts sales	13,524	11,435
Service revenues	4,567	3,246
Other	8,264	7,197

Total cost of revenues	126,187	91,820

Gross profit	56,023	36,730

Selling, general and administrative expenses	41,043	25,806
Gain on sales of property and equipment, net	99	41

Income from operations	15,079	10,965

Other income (expense):
Interest expense	(10,167)	(10,104)
Other, net	75	90

Total other expense, net	(10,092)	(10,014)

Income before provision for income taxes	4,987	951
Provision for income taxes	1,067	—

Net income	$3,920	$951

Net income per common share:
Basic	$0.12	$0.04

Diluted	$0.12	$0.04

Weighted average common shares outstanding
Basic	33,458	25,492

Diluted	33,462	25,492

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2006 (Restated) and 2005
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock
			Additional		Total
			Paid-in	Retained	Stockholders’	Members’
	Shares	Amount	Capital	Earnings	Equity	Deficit
Balances at January 1, 2006	—	$—	$—	$—	$—	$(5,140)

Net income for the period January 1, 2006 through February 2, 2006	—	—	—	—	—	2,150

Effect of the Reorganization Transactions	25,492,019	255	(3,245)	—	(2,990)	2,990

Common stock issued on February 3, 2006 pursuant to initial public offering, net of $7,915 issue costs	12,578,125	126	206,892	—	207,018	—

Issuance of common stock	121,950	1	—	—	1	—

Stock compensation	—	—	104	—	104	—

Net income for the period February 3, 2006 through March 31, 2006	—	—	—	1,771	1,771	—

Balances at March 31, 2006	38,192,094	$382	$203,751	$1,771	$205,904	$—

Balances at January 1, 2005	—	$—	$—	$—	$—	$(33,300)

Net income	—	—	—	—	—	951

Balances at March 31, 2005	—	$—	$—	$—	$—	$(32,349)

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 (Restated) and 2005

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
	(Restated)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$3,920	$951
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	1,569	1,070
Depreciation on rental equipment	16,860	12,164
Amortization of loan discounts and deferred financing costs	713	675
Amortization of other intangible assets	11	61
Provision for losses on accounts receivable	538	346
Provision for inventory obsolescence	—	19
Provision for deferred income taxes	666	—
Compensation expense due to issuance of restricted stock	104	—
Gain on sales of property and equipment, net	(99)	(41)
Gain on sales of rental equipment, net	(6,897)	(5,243)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	11,040	(2,105)
Inventories	(35,248)	(19,908)
Prepaid expenses and other assets	(3,365)	(2,231)
Accounts payable	(2,792)	1,456
Manufacturer flooring plans payable	24,229	1,070
Accrued expenses payable and other liabilities	9,925	7,512
Deferred compensation payable	(8,620)	288

Net cash provided by (used in) operating activities	12,554	(3,916)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(56,869)	—
Purchases of property and equipment	(5,599)	(1,645)
Purchases of rental equipment	(55,004)	(17,608)
Proceeds from sales of property and equipment	208	178
Proceeds from sales of rental equipment	24,608	21,214

Net cash (used in) provided by investing activities	(92,656)	2,139

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	207,018	—
Borrowings on senior secured credit facility	295,429	128,453
Payments on senior secured credit facility	(401,880)	(126,659)
Payment of financing costs	(190)	—
Payments of related party obligation	(75)	(75)
Principal payments of notes payable	(59)	(79)
Payments on capital lease obligations	—	(335)

Net cash provided by financing activities	100,243	1,305

Net increase (decrease) in cash	20,141	(472)
Cash, beginning of period	5,627	3,358

Cash, end of period	$25,768	$2,886

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the three months ended March 31, 2006 (Restated) and 2005

	Three Months Ended
	March 31,
	2006	2005
	(Restated	2005
	(Amounts in thousands)
Supplemental schedule of noncash investing activities:
Assets transferred from new and used inventory to rental fleet	$17,787	$11,207

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,192	$1,879
Income taxes	7	—
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
(3) Initial Public Offering and Use of Proceeds (Restated)
     We completed an initial public offering of our common stock, par value $.01 per share, on February 3, 2006. In the offering, we sold 12,578,125 shares for an aggregate offering price of $226.4 million. Net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, totaled approximately $207.0 million. Aggregate underwriting discounts and commissions totaled approximately $7.9 million and aggregate offering expenses totaled approximately $3.6 million.
     We used the net offering proceeds to us of $207.0 million as follows:
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
Additionally, we paid $8.0 million to Bruckmann, Rosser, Sherill & Co., L.L.C. (an affiliate of Bruckmann, Rosser, Sherill & Co., L.P. and Bruckmann, Rosser, Sherill & Co. II, L.P., two of our principal stockholders) to terminate a management services agreement. We intend to use the remaining net proceeds of approximately $6.6 million for general corporate purposes.
(4) Acquisition (Restated)
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
(4) Acquisition (Restated) (continued)
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

	Three Month Period Ended March 31,
	2006	2005
	(Restated)
Total revenues	$187,538	$135,705
Gross profit	59,496	41,491
Operating income	14,353	10,777
Net income	3,713	1,016
Basic net income per common share	$0.11	$0.04
Diluted net income per common share	$0.11	$0.04
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
(6) Earnings per Share (Restated)
     Earnings per common share for the three months ended March 31, 2006 and 2005 are based on the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2006 and 2005 (amounts in thousands, except per share amounts).

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Restated)
Basic net income per share:
Net income	$3,920	$951
Weighted average number of common shares outstanding	33,458	25,492
Net income per common share — basic	$0.12	$0.04

Diluted net income per share:
Net income	$3,920	$951
Weighted average number of common shares outstanding	33,458	25,492
Effect of dilutive securities:
Restricted stock	4	—
Weighted average number of shares outstanding — diluted	33,462	25,492
Net income per common share — diluted	$0.12	$0.04

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(7) Senior Secured Credit Facility (Restated)
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
     As of July 12, 2006, the Company was granted a waiver (the “Waiver”) under it senior secured credit facility, as amended, by and among the Company, Great Northern Equipment, Inc. (together with the Company, the “Borrowers”), GNE Investments, Inc., H&E Finance Corp., Eagle High Reach Equipment, Inc., Eagle High Reach Equipment, LLC, General Electric Capital Corporation and the Lenders party thereto (the “Credit Agreement”). The Credit Agreement provides us with our revolving credit facility.
     Pursuant to the Waiver, our lenders under the Credit Agreement have waived our non-compliance with, and the effects of our non-compliance under, various representations and non-financial covenants contained in the Credit Agreement affected by the accounting adjustment in connection with our restatement as further described in note 10 to the consolidated financial statements. As a result of the restatement, among other things, we would no longer be able to make the representations under the Credit Agreement concerning the conformity with GAAP of our previously delivered financial statements, or confirm our prior compliance with certain obligations concerning the maintenance of our books and records in accordance with GAAP. Because the restatement does not result in our having breached the financial covenant in the Credit Agreement, the Waiver does not waive or modify the financial covenant. As a result of the Waiver, we continue to have full access to our revolving credit facility under the Credit Agreement.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (Restated)
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
CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated

	(Restated)			(Restated)
Assets:
Cash	$25,451	$317	$—	$25,768
Receivables, net	85,309	9,849	—	95,158
Inventories, net	93,127	6,437	—	99,564
Prepaid expenses and other assets	2,771	631	—	3,402
Rental equipment, net	335,675	47,977	—	383,652
Property and equipment, net	21,487	4,246	—	25,733
Deferred financing costs, net	7,836	—	—	7,836
Investment in guarantor subsidiaries	7,911	—	(7,911)	—
Goodwill	26,066	—	—	26,066

Total assets	$605,663	$69,457	$(7,911)	$667,179

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$—	$—	$—	$—
Accounts payable	53,399	471	—	53,870
Manufacturer flooring plans payable	117,957	—	—	117,957
Accrued expenses payable and other liabilities	33,817	2,739	—	36,556
Intercompany balance	(57,582)	57,582	—	—
Related party obligation	817	—	—	817

Notes payable	462	754	—	1,216
Senior secured notes, net of discount	198,903	—	—	198,903
Senior subordinated notes, net of discount	44,213	—	—	44,213
Deferred income taxes	4,641	—	—	4,641
Deferred compensation payable	3,102	—	—	3,102

Total liabilities	399,729	61,546	—	461,275
Stockholders’ equity	205,904	7,911	(7,911)	205,904

Total liabilities and stockholders’ equity	$605,633	$69,457	$(7,911)	$667,179

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (Restated) (continued)
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (Restated) (continued)
CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Restated)			(Restated)
Revenues:
Equipment rentals	$49,991	$4,004	$—	$53,995
New equipment sales	53,845	1,869	—	55,714
Used equipment sales	29,564	2,091	—	31,655
Parts sales	18,723	590	—	19,313
Service revenue	11,981	353	—	12,334
Other	8,604	595	—	9,199

Total revenues	172,708	9,502	—	182,210

Cost of revenues:
Rental depreciation	15,446	1,414	—	16,860
Rental expense	9,762	850	—	10,612
New equipment sales	46,904	1,657	—	48,561
Used equipment sales	22,409	1,390	—	23,799
Parts sales	13,126	398	—	13,524
Service revenue	4,461	106	—	4,567
Other	7,643	621	—	8,264

Total cost of revenues	119,751	6,436	—	126,187

Gross profit:
Equipment rentals	24,783	1,740	—	26,523
New equipment sales	6,941	212	—	7,153
Used equipment sales	7,155	701	—	7,856
Parts sales	5,597	192	—	5,789
Service revenue	7,520	247	—	7,767
Other	961	(26)	—	935

Gross profit	52,957	3,066	—	56,023

Selling, general and administrative expenses	39,426	1,617	—	41,043
Equity in earnings of guarantor subsidiaries	886	—	(886)	—
Gain on sale of property and equipment	69	30	—	99

Income (loss) from operations	14,486	1,479	(886)	15,079

Other income (expense):
Interest expense	(9,577)	(590)	—	(10,167)
Other, net	78	(3)	—	75

Total other expense, net	(9,499)	(593)	—	(10,092)

Income before income taxes	4,987	886	(886)	4,987
Income tax provision	1,067	—	—	1,067

Net income	$3,920	$886	$(886)	$3,920

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (Restated) (continued)
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (Restated) (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Restated)			(Restated)
Cash flows from operating activities:
Net income	$3,920	$886	$(886)	$3,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	1,525	44	—	1,569
Depreciation on rental equipment	15,734	1,126	—	16,860
Amortization of other intangible assets	11	—	—	11
Amortization of loan discounts and deferred financing costs	713	—	—	713
Provision for losses on accounts receivable	517	21	—	538
Gain on sale of property and equipment	(69)	(30)	—	(99)
Gain on sale of rental equipment	(5,644)	(1,253)	—	(6,897)
Provision for deferred taxes	666	—	—	666
Compensation expense due to issuance of restricted stock	104	—	—	104
Equity in earnings of guarantor subsidiaries	(886)	—	886	—
Changes in operating assets and liabilities:
Receivables, net	10,534	506	—	11,040
Inventories, net	(32,840)	(2,408)	—	(35,248)
Prepaid expenses and other assets	(3,388)	23	—	(3,365)
Accounts payable	(2,635)	(157)	—	(2,792)
Manufacturer flooring plans payable	24,229	—	—	24,229
Accrued expenses payable and other liabilities	9,637	288	—	9,925
Intercompany balance	754	(754)	—	—
Deferred compensation payable	(8,620)	—	—	(8,620)

Net cash provided by (used in) operating activities	14,262	(1,708)	—	12,554

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(56,869)	—	—	(56,869)
Purchases of property and equipment	(5,540)	(59)	—	(5,599)
Purchases of rental equipment	(52,570)	(2,434)	—	(55,004)
Proceeds from sale of property and equipment	178	30	—	208
Proceeds from sale of rental equipment	20,137	4,471	—	24,608

Net cash (used in) provided by investing activities	(94,664)	2,008	—	(92,656)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	207,018	—	—	207,018
Payment of deferred financing costs	(190)	—	—	(190)
Borrowings on senior secured credit facility	295,429	—	—	295,429
Payments on senior secured credit facility	(401,880)	—	—	(401,880)
Payment of related party obligation	(75)	—	—	(75)
Principal payments of notes payable	(59)	—	—	(59)

Net cash provided by financing activities	100,243	—	—	100,243

Net increase in cash	19,841	300	—	$20,141
Cash, beginning of period	5,610	17	—	5,627

Cash, end of period	$25,451	$317	$—	$25,768

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Amounts in thousands)
(9) Consolidating Financial Information of Guarantor Subsidiaries (Restated) (continued)
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

(10) Restatement
     The Audit Committee of the Company’s Board of Directors concluded on July 10, 2006, to restate the Company’s unaudited interim financial statements for the three months ended March 31, 2006 (the “Restatement”). The Restatement relates to the accounting treatment of the previously reported $8.0 million payment for the termination of a management services agreement with affiliates of Bruckmann, Rosser, Sherrill & Co. L.P. and Bruckmann, Rosser, Sherrill & Co. II, L.P., two of our principal stockholders, in connection with and from the cash proceeds of the Company’s recent initial public offering of common stock. In the Company’s Form 10-Q for the quarterly period ended March 31, 2006, filed by the Company with the SEC on May 12, 2006, the Company treated the termination fee as a direct cost of the initial public offering and, as such, the termination fee was reflected as a charge to stockholders’ equity. Accounting guidance states that specific incremental costs directly attributable to an offering can be charged against the gross proceeds of the offering and charged to equity. Management has concluded, after further review and discussion with BDO Seidman, LLP, the Company’s independent registered public accounting firm, that the termination fee payment does not meet all of the aforementioned criteria and accordingly, the payment should instead be reflected as an expense in the Company’s consolidated income statement for the three months ended March 31, 2006. As a result, management and the Audit Committee have concluded to restate the accompanying unaudited interim financial statements for the three months ended March 31, 2006 to properly record and report the correct accounting treatment of this payment.
     The impact of this restatement on the accompanying unaudited consolidated financial statements is summarized below:

	(Amounts in thousands, except per share data)
	As
	Previously		As
For the three months ended March 31, 2006	Reported	Adjustment	Restated
Selling, general and administrative expenses	$33,043	$8,000	$41,043
Income from operations	23,079	(8,000)	15,079
Income before income taxes	12,987	(8,000)	4,987
Provision for income taxes	3,117	(2,050)	1,067
Net income	9,870	(5,950)	3,920
Basic and diluted income per common share	0.29	(0.17)	0.12

Cash flows from operating activities:
Net income	9,870	(5,950)	3,920
Provision for deferred income taxes	2,648	(1,982)	666
Accrued expenses payable and other liabilities	9,993	(68)	9,925
Net cash provided by operating activities	20,554	(8,000)	12,554

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	199,018	8,000	207,018
Net cash provided by financing activities	92,243	8,000	100,243

As of March 31, 2006
Accrued expenses and other liabilities	36,624	(68)	36,556
Deferred income taxes	6,623	(1,982)	4,641
Additional paid-in capital	195,751	8,000	203,751
Retained earnings	7,721	(5,950)	1,771

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
     As more fully described in the notes to our unaudited interim consolidated financial statements, we have restated our previously issued unaudited interim consolidated financial statements to reflect the reclassification of a one-time, nonrecurring payment made in connection with the Company’s recently completed initial public offering of common stock. All financial information contained herein has been revised to reflect the restatement.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2006, our total cost of revenues was approximately $126.2 million. Our operating expenses consist principally of selling, general and administrative expense. For the three months ended March 31, 2006, our operating expenses were approximately $41.0 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statement of operations are not generally allocated to our reportable segments.
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

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $15.2 million, or 59.0%, to $41.0 million for the three months ended March 31, 2006 compared to $25.8 million for the same period last year. Included in SG&A expense for the current three month period is an $8.0 million payment to terminate a management services agreement in connection with our initial public offering of common stock (see also note 3 to the consolidated financial statements for further information on our initial public offering). The remaining increase was primarily related to increased headcount, higher sales commissions, performance incentives, benefits and professional services.
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
     The provision for income taxes is based upon the expected effective tax rate applicable to the full year. The effective income tax rate for the three months ended March 31, 2006 was 21.4%, compared to 0% for the three months ended March 31, 2005. The increase in our effective income tax rate was primarily due to increased taxable income resulting in higher state income taxes and federal alternative minimum tax.
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash provided by operating activities for the three months ended March 31, 2006 was $12.6 million. Our cash flows from operations were primarily attributable to our reported net income of $3.9 million, which, when adjusted for non-cash expense items, such as depreciation, deferred income taxes and amortization and gains on the sale of long-lived assets provided positive cash flows. These cash flows from operating activities were partially offset by increases of $24.2 million in million in manufacturer flooring plans payable, primarily due to an increase in inventory purchases. Our cash flows from operations were also positively impacted by a $11.0 million decrease in receivables and increases of $9.9 million in accrued expenses payable and other liabilities including accrued interest, accrued payroll and related liabilities, and accrued sales, use and property taxes. Offsetting these positive cash flows from operations were increases in our inventories of $35.2 and the payments of $8.2 million in deferred compensation liabilities. The decrease in our receivables is a result of higher than average collections during the period. The increase in our inventories reflects our strategy of maintaining adequate inventories to meet the increasing customer demand, taking advantage of available inventory during a time when original equipment manufacturers were experiencing a continuation of extended lead times as well as avoiding avoid anticipated future price increases from our manufacturers.
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

     Cash flow from financing activities. We completed an initial public offering of our common stock in February 2006, resulting in total net proceeds to us, after deducting underwriting commissions and other fees and expenses, of approximately $207.0 million (see note 3 to the consolidated financial statements for further information related to our initial public offering). Cash provided by our financing activities for the three months ended March 31, 2006 was $100.2 million. For the current year three-month period, our total borrowings under the amended senior secured credit facility were $295.4 million and total payments under the amended senior secured credit facility were $401.9 million. Financing costs paid in cash for Amendment No. 11 to our senior secured credit facility totaled $0.2 million and payment of our related party obligation was $0.1 million while payments on notes payable were $0.1 million.
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
     As of July 12, 2006, the Company was granted a waiver (the “Waiver”) under its senior secured credit facility, as amended, by and among the Company, Great Northern Equipment, Inc. (together with the Company, the “Borrowers”), GNE Investments, Inc., H&E Finance Corp., Eagle High Reach Equipment, Inc., Eagle High Reach Equipment, LLC, General Electric Capital Corporation and the Lenders party thereto (the “Credit Agreement”). The Credit Agreement provides us with our revolving credit facility.
     Pursuant to the Waiver, our lenders under the Credit Agreement have waived our non-compliance with, and the effects of our non-compliance under, various representations and non-financial covenants contained in the Credit Agreement affected by the accounting adjustment in connection with the restatement as further described in note 10 to the consolidated financial statements. As a result of the restatement, among other things, we would no longer be able to make the representations under the Credit Agreement concerning the conformity with GAAP of our previously delivered financial statements, or confirm our prior compliance with certain obligations concerning the maintenance of our books and records in accordance with GAAP. Because the restatement does not result in our having breached the financial covenant in the Credit Agreement, the Waiver does not waive or modify the financial covenant. As a result of the Waiver, we continue to have full access to our revolving credit facility under the Credit Agreement.
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
     As discussed elsewhere in this Form 10-Q/A, the Company accounted for a one-time, nonrecurring payment, in connection with our recently completed initial public offering of common stock as a direct cost of the initial public offering, and as such, the payment was reflected as a charge to stockholders’ equity in the Company’s unaudited interim financial statements for the three months ended March 31, 2006. Management has concluded, after further review and consultation with BDO Seidman, LLP, the Company’s independent registered public accounting firm, that the payment should not be accounted for as a direct cost of the initial public offering and should instead be reflected as an expense on the Company’s consolidated income statement for the three months ended March 31, 2006. Management and the Audit Committee have concluded to restate our unaudited interim financial statements for the three months ended March 31, 2006 to properly record and report the correct accounting treatment of this payment.
     Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Accordingly, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. As part of their evaluation, they reviewed the circumstances surrounding the restatement of our previously issued unaudited interim financial statements for the three months ended March 31, 2006.
     Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2006 to properly record and report the correct accounting treatment of this payment. To the extent we engage in non-routine transactions in the future, our disclosure controls and procedures now include consulting as appropriate with outside qualified consultants and performing additional levels of review by the Company’s accounting personnel. Our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the filing date of this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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

H&E EQUIPMENT SERVICES, INC.

Dated: July 13, 2006	By:	/s/ JOHN M. ENGQUIST

John M. Engquist
Chief Executive Officer
(Principal Executive Officer)

Dated: July 13, 2006	By:	/s/ LESLIE S. MAGEE

Leslie S. Magee
Chief Financial Officer
(Principal Financial and Accounting Officer)