Form 10-Q
period 2006-06-30
H&E Equipment Services, Inc.
filed 2006-08-11
CIK 1339605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-51759
H&E EQUIPMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	81-0553291 (I.R.S. Employer Identification No.)

11100 Mead Road, Suite 200, Baton Rouge, Louisiana 70816 (Address of principal executive offices, including zip code)	(225) 298-5200 (Registrant’s telephone number, including area code)
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
Yes ☐ No ☑
Number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of August 10, 2006 was 38,192,094 shares.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

JUNE 30, 2006

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction activity in the markets where we operate in North America;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our substantial leverage;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and under Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q.
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports and amendments thereto, filed with the SEC are available on our website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	June 30,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Cash and cash equivalents	$24,641	$5,627
Receivables, net of allowance for doubtful accounts of $2,586 and $2,364, respectively	107,901	99,523
Inventories, net of reserve for obsolescence of $849 and $975, respectively	112,366	81,093
Prepaid expenses and other assets	3,126	1,378
Rental equipment, net of accumulated depreciation of $142,001 and $133,943, respectively	393,445	308,036
Property and equipment, net of accumulated depreciation of $23,997 and $21,142, respectively	28,122	18,284
Deferred financing costs and other intangible assets, net of accumulated amortization of $8,006 and $7,250, respectively	7,286	8,184
Goodwill	30,454	8,572

Total assets	$707,341	$530,697

LIABILITIES, MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY

Liabilities:
Amounts due on senior secured credit facility	$—	$106,451
Accounts payable	77,411	56,173
Manufacturer flooring plans payable	116,983	93,728
Accrued expenses payable and other liabilities	29,988	22,798
Related party obligation	764	869
Notes payable	1,190	521
Senior secured notes, net of original issue discount of $1,066 and $1,127, respectively	198,934	198,873
Senior subordinated notes, net of original issue discount of $8,624 and $8,943, respectively	44,376	44,057
Deferred income taxes	8,561	645
Deferred compensation payable	3,158	11,722

Total liabilities	481,365	535,837

Commitments and contingencies Members’ deficit	—	(5,140)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,192,094 and no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	382	—
Additional paid-in capital	204,021	—
Retained earnings	21,573	—

Total stockholders’ equity	225,976	—

Total liabilities, members’ deficit and stockholders’ equity	$707,341	$530,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months and six months ended June 30, 2006 and 2005
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Equipment rentals	$64,011	$45,576	$118,006	$86,167
New equipment sales	56,945	33,417	112,660	63,715
Used equipment sales	36,065	23,962	67,719	49,581
Parts sales	21,237	17,792	40,550	34,216
Service revenues	13,374	9,887	25,708	19,050
Other	10,904	7,096	20,103	13,551

Total revenues	202,536	137,730	384,746	266,280

Cost of revenues:
Rental depreciation	19,170	12,876	36,030	25,040
Rental expense	10,476	11,490	21,088	23,009
New equipment sales	49,733	29,557	98,294	56,020
Used equipment sales	25,746	17,922	49,545	37,718
Parts sales	15,080	12,698	28,604	24,133
Service revenues	4,731	3,747	9,298	6,993
Other	9,305	7,274	17,569	14,471

Total cost of revenues	134,241	95,564	260,428	187,384

Gross profit	68,295	42,166	124,318	78,896

Selling, general and administrative expenses	33,384	27,317	74,427	53,123
Gain (loss) on sales of property and equipment, net	60	(144)	159	(103)

Income from operations	34,971	14,705	50,050	25,670

Other income (expense):
Interest expense	(10,115)	(10,321)	(20,282)	(20,425)
Other, net	355	80	430	170

Total other expense, net	(9,760)	(10,241)	(19,852)	(20,255)

Income before provision for income taxes	25,211	4,464	30,198	5,415
Provision for income taxes	5,408	171	6,475	171

Net income	$19,803	$4,293	$23,723	$5,244

Net income per common share:
Basic	$0.52	$0.17	$0.66	$0.21

Diluted	$0.52	$0.17	$0.66	$0.21

Weighted average common shares outstanding
Basic	38,070	25,492	35,777	25,492

Diluted	38,096	25,492	35,790	25,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2006
(Unaudited)
(Amounts in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’	Members’
	Shares	Amount	Capital	Earnings	Equity	Deficit
Balances at January 1, 2006	—	$—	$—	$—	$—	$(5,140)
Net income for the period January 1, 2006 through February 2, 2006	—	—	—	—	—	2,150
Effect of the Reorganization Transactions	25,492,019	255	(3,245)	—	(2,990)	2,990
Common stock issued on February 3, 2006 pursuant to initial public offering, net of $15,915 issue costs	12,578,125	126	206,892	—	207,018	—
Issuance of common stock	121,950	1	—	—	1	—
Stock-based compensation	—	—	374	—	374	—
Net income for the period February 3, 2006 through June 30, 2006	—	—	—	21,573	21,573	—

Balances at June 30, 2006	38,192,094	$382	$204,021	$21,573	$225,976	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$23,723	$5,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	3,263	2.399
Depreciation on rental equipment	36,030	25,041
Amortization of loan discounts and deferred financing costs	1,445	1,355
Amortization of other intangible assets	23	70
Provision for losses on accounts receivable	1,001	630
Provision for inventory obsolescence	17	30
Provision for deferred income taxes	5,843	—
Non-cash compensation expense	374	—
(Gain) loss on sales of property and equipment, net	(159)	102
Gain on sales of rental equipment, net	(16,293)	(10,386)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(2,078)	(3,001)
Inventories	(52,224)	(26,182)
Prepaid expenses and other assets	(3,089)	(1,833)
Accounts payable	20,750	7,000
Manufacturer flooring plans payable	23,255	5,801
Accrued expenses payable and other liabilities	3,368	3,769
Deferred compensation payable	(8,564)	576

Net cash provided by operating activities	36,685	10,615

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(56,961)	—
Purchases of property and equipment	(10,171)	(4,159)
Purchases of rental equipment	(105,453)	(63,402)
Proceeds from sales of property and equipment	382	568
Proceeds from sales of rental equipment	54,390	39,450

Net cash used in investing activities	(117,813)	(27,543)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	207,018	—
Borrowings on senior secured credit facility	487,673	284,316
Payments on senior secured credit facility	(594,124)	(263,200)
Payment of deferred financing costs	(190)	(10)
Payments of related party obligation	(150)	(150)
Principal payments of notes payable	(85)	(142)
Payments on capital lease obligations	—	(1,120)

Net cash provided by financing activities	100,142	19,694

Net increase in cash and cash equivalents	19,014	2,766
Cash, beginning of period	5,627	3,358

Cash and cash equivalents, end of period	$24,641	$6,124

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the six months ended June 30, 2006 and 2005
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2006	2005
Supplemental schedule of noncash investing activities:
Assets transferred from new and used inventory to rental fleet	$21,849	$18,077

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,027	$19,731

Income taxes	$500	$171

     As of June 30, 2006 and June 30, 2005, we had $117.0 million and $57.0 million, respectively, in manufacturer flooring plans payable outstanding, which are used to finance purchases of inventory and rental equipment.
The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
(1) Organization and Nature of Operations
Basis of Presentation
     In connection with our initial public offering of common stock in February 2006 (see note 3 to the condensed consolidated financial statements for further information regarding our initial public offering), we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. All references to common stock share and per share amounts included in our condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2005 have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had taken place as of the beginning of the earliest period presented.
     Our condensed consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., and our recent acquisition, as described in note 4 to the condensed consolidated financial statements, of Eagle High Reach Equipment, Inc. (H&E California Holdings, Inc.) and Eagle High Reach Equipment, LLC (H&E Equipment Services (California LLC), consummated on February 28, 2006, collectively referred to herein as “we” or “us” or “our” or the “Company.”
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain items in the prior periods have been reclassified to make the presentation consistent with the current reporting periods. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2005.
     The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, consistent with industry practice, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.
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

(2) Significant Accounting Policies
     We describe our significant accounting policies in note 1 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. During the quarter ended June 30, 2006, the Company began investing portions of its available cash on hand in cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Use of Estimates
     We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”), which revises SFAS No. 123 and supersedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) requires all share-based payment transactions, including grants of stock options, restricted stock awards, performance-based awards, shares appreciation rights and employee stock purchase plans to be valued at fair value on the date of grant, and to be expensed over the requisite service period. SFAS No. 123(R) is effective for the annual reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. We adopted SFAS 123 (R) on January 1, 2006. Please see note 5 to the condensed consolidated financial statements for further discussion related to the Company’s adoption of SFAS No. 123(R).
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 (“APB 20”), “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Charges in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income at the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. We adopted this new standard on January 1, 2006.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact, if any, that the adoption of FIN 48 will have on the Company’s financial position, results of operations and cash flows.
(3) Initial Public Offering and Use of Proceeds
     We completed an initial public offering of our common stock, par value $.01 per share, on February 3, 2006. In the offering, we sold 12,578,125 shares for an aggregate offering price of $226.4 million. Net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, totaled approximately $207.0 million. Aggregate underwriting discounts and commissions totaled approximately $15.9 million and aggregate offering expenses totaled approximately $3.6 million.
     We used the net offering proceeds to us of $207.0 million as follows:

•	$56.9 million to complete our acquisition of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (together, “Eagle”), on February 28, 2006. For information on the Eagle acquisition, see note 4 to the condensed consolidated financial statements.

•	$30.3 million to purchase rental equipment under operating leases;

•	$8.6 million to pay deferred compensation owed to one of our current executives and a former executive; and

•	$96.6 million to repay outstanding principal indebtedness under our senior secured credit facility.
Additionally, we paid $8.0 million to Bruckmann, Rosser, Sherill & Co., L.L.C. (an affiliate of Bruckmann, Rosser, Sherill & Co., L.P. and Bruckmann, Rosser, Sherill & Co. II, L.P., two of our principal stockholders) in connection with the termination of a management services agreement. Remaining net proceeds of approximately $6.6 million were used for general corporate purposes.
(4) Acquisition
     We completed, effective as of February 28, 2006, the previously announced acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC for estimated consideration of approximately $66.2 million, consisting of cash paid of $59.9 million, liabilities assumed of $3.6 million, liabilities incurred of $2.1 million, and transaction costs of $0.6 million. The purchase price is subject to post closing adjustments and certain escrows. The Eagle purchase price was determined based on the expected cash flows from the Eagle business and negotiation with the sellers. The purchase price was funded out of the proceeds from our recently completed initial public offering (see note 3 to the condensed consolidated financial statements for further information on our initial public offering). Prior to the acquisition Eagle was a privately-held construction and industrial equipment rental company. Eagle serves the southern California construction and industrial markets out of four locations. This acquisition marks our initial entry into the southern California market and is consistent with our business strategy. For further information on our business strategy, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.
     The Eagle acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based an estimate of their fair values as determined by a valuation performed by an independent national firm. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Eagle to the overall corporate strategy. We estimate that approximately $9.9 million of the goodwill acquired will be tax deductible. Our purchase price allocation is subject to adjustment as post closing adjustments, if any, and certain escrows are finalized during the quarterly period ended September 30, 2006. Additionally, we are in the process of evaluating the allocation of Eagle goodwill to our operating segments. Our operating results for the six month period ended June 30, 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.
     The following table summarizes the estimated preliminary allocation based on fair values of the Eagle assets acquired and liabilities assumed in February 2006 (amount in thousands).

Cash	$32
Receivables	7,300
Inventories	915
Rental equipment	32,235
Property and equipment	3,153
Prepaid expenses and other assets	654
Goodwill	21,883
Accounts payable	(483)
Accrued expenses payable and other liabilities	(2,349)
Deferred income taxes	(2,073)
Notes payable	(755)

Net assets acquired	$60,512

     Our estimated preliminary allocation as of March 31, 2006, included in our Form 10-Q/A for the quarterly period then ended allocated approximately $17.5 million and $3.3 million to goodwill and deferred income taxes, respectively. The approximate $4.4 million increase in goodwill and $1.3 million decrease in deferred income taxes is largely the result of the finalization of the aforementioned valuation performed by an independent national firm. In that final valuation report, the fair market value allocated to the acquired value of Eagle’s rental fleet was $32.2 million, a decrease of approximately $5.2 million from the $37.4 million estimated preliminary allocation to those assets.
     The following table contains pro forma condensed consolidated statements of income information for the three month and six month periods ended June 30, 2006 and 2005, as if the Eagle transaction occurred at the beginning of each respective period (amounts in thousands except per share data).

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenues	$202,536	$146,056	$390,074	$281,761
Gross profit	68,295	45,117	126,092	86,608
Operating income	34,971	16,087	49,342	28,864
Net income	19,803	5,190	23,374	6,205
Basic net income per common share	$0.52	$0.20	$0.65	$0.24
Diluted net income per common share	$0.52	$0.20	$0.65	$0.24
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
(5) Stock-Based Compensation
     We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to the Company’s initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performances measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock.
     Statement of Financial Accounting Standard No. 123 (revised), (“SFAS 123(R)”), “Share-Based Payment,” became effective for us in the first quarter of our current fiscal year ending December 31, 2006. Under the provisions of SFAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).
Non-vested Stock
     On February 22, 2006, we issued non-vested stock grants for 121,950 shares of our common stock. These stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unrecognized compensation cost related to these awards is expected to be expensed over the period the restrictions lapse (one to three years). Compensation expense was determined based on the $24.60 market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of June 30, 2006, we have unrecognized compensation expense of $2.7 million associated with these awards. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2006 was $0.3 million and $0.4 million, respectively. At June 30, 2006, there were 121,950 non-vested shares outstanding.
Stock Options
     On February 22, 2006, stock options for 45,000 shares of our common stock were granted by the Company, subject to stockholder approval of the amendment to and restatement of the Stock Incentive Plan at the Company’s annual meeting of stockholders, with an exercise price of $24.60 per share, the market price of our stock on the date of grant. On June 6, 2006, the Company’s stockholders approved the Stock Incentive Plan. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The following assumptions were used in determining the estimated fair value for these awards:

Risk-free interest rate	5.00%
Expected life of options (in years)	6.0
Expected volatility	35.00%
Expected annual dividend yield	—

     The assumptions above are based on multiple factors. Since the Company is a new public entity with limited historical data on the price of its publicly traded common shares and has no history of share-based payments exercise activity, the Company, as provided for in SEC Staff Accounting Bulletin No. 107, used a simplified method for determining the options expected term and based its estimate of expected volatility on the historical, expected or implied volatility of similar entities within our industry whose share or option prices are publicly available.
     At June 30, 2006, there was $0.8 million of unrecognized compensation cost related to these stock options awards that is expected to be recognized over a period of 2.7 years. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income was $21,000 for both the three and six months ended June 30, 2006. At June 30, 2006, 45,000 options were outstanding with a grant-date value of $24.60 per share. The aggregate intrinsic value of options outstanding at June 30, 2006 was $1.1 million. None of the options outstanding were exercisable as of June 30, 2006.
     Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,401,467 shares as of June 30, 2006.
(6) Earnings per Share
     Earnings per common share for the three and six months ended June 30, 2006 and 2005 are based on the weighted average number of common shares outstanding during the period and have been retroactively adjusted for the three and six month periods ended June 30, 2006 and 2005, to reflect the Reorganization Transactions as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2006 and 2005 (amounts in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Basic net income per share:
Net income	$19,803	$4,293	$23,723	$5,244
Weighted average number of common shares outstanding	38,070	25,492	35,777	25,492
Net income per common share — basic	$0.52	$0.17	$0.66	$0.21

Diluted net income per share:
Net income	$19,803	$4,293	$23,723	$5,244
Weighted average number of common shares outstanding	38,070	25,492	35,777	25,492
Effect of dilutive securities:
Effect of dilutive stock options and non-vested stock	26	—	13	—
Weighted average number of shares outstanding — diluted	38,096	25,492	35,790	25,492
Net income per common share — diluted	$0.52	$0.17	$0.66	$0.21

(7) Senior Secured Credit Facility
     On February 3, 2006, the senior secured credit agreement dated June 17, 2002, as amended, by and among the Company, Great Northern Equipment, Inc. (together with the Company, the “Borrowers”), Eagle High Reach Equipment, LLC, GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders Party thereto (the “Credit Agreement”), was amended primarily to (1) approve, as described elsewhere in this Quarterly Report on Form 10-Q, the merger of H&E Holdings and H&E LLC, with and into H&E Equipment Services, Inc., with H&E Equipment Services, Inc. surviving the reincorporation merger as the operating company, and to effectuate H&E Equipment Services, Inc. as a “Borrower” under the terms of the senior secured credit facility; and (2) require that the proceeds of certain stock and debt issuances in excess of $1,000,000 in the aggregate be used to prepay amounts outstanding under the senior secured credit facility in an amount equal to such proceeds. We did not pay an amendment fee relating to this amendment.
     On February 6, 2006, we used a portion of the proceeds from our initial public offering to pay $96.6 million of our total outstanding principal indebtedness related to the senior secured credit facility. Accrued interest in the amount of $0.2 million was subsequently paid in March 2006. At June 30, 2006, we had no borrowings under the senior secured credit facility and we had $156.7 million of borrowing availability, net of $ 8.3 million of issued letters of credit.
     On March 20, 2006, the senior secured credit facility was further amended to (1) adjust the “Applicable Revolver Index Margin”, the “Applicable Revolver LIBOR Margin” and the “Applicable L/C Margin” to reflect tiered pricing based upon our monthly computed “Leverage Ratio” applied on a prospective basis commencing at least one day after the date of delivery to the “Lenders” of the monthly unaudited “Financial Statements” beginning after March 31, 2006; (2) adjust the “Applicable Unused Line Fee Margin” to reflect tiered pricing based upon our “Excess Availability Percentage” computed on the first day of a calendar month applied on a prospective basis commencing with the first adjustment to the “Applicable Revolver Index Margin” and “Applicable Revolver LIBOR

Margin,”; (3) eliminate the $16.5 million block on availability of assets; (4) revise the financial covenants to (i) add a covenant requiring maintenance of a minimum “Fixed Charge Coverage Ratio” of 1.10 to 1.00, which is tested at the end of each fiscal month only if a “Covenant Liquidity Event” has occurred and is then continuing and (ii) eliminate all other “Financial Covenants”; and (5) revise the definitions of various other capitalized terms contained within the original senior secured credit agreement. In connection with this amendment, we paid fees to the “Lenders” of $190,000.
     As of July 12, 2006, the Company was granted a waiver (the “Waiver”) under the Credit Agreement. Pursuant to the Waiver, our lenders under the Credit Agreement have waived our non-compliance with, and the effects of our non-compliance under, various representations and non-financial covenants contained in the Credit Agreement affected by the accounting adjustment in connection with our restatement of our consolidated financial statements for the three months ended March 31, 2006 contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. As a result of the restatement, among other things, we would no longer be able to make the representations under the Credit Agreement concerning the conformity with GAAP of our previously delivered financial statements, or confirm our prior compliance with certain obligations concerning the maintenance of our books and records in accordance with GAAP. Because the restatement does not result in our having breached the financial covenant in the Credit Agreement, the Waiver does not waive or modify the financial covenant. As a result of the Waiver, we continue to have full access to our revolving credit facility under the Credit Agreement.
     On August 4, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), amending and restating the Company’s Credit Agreement pursuant to which, among other things, (i) the principal amount of availability of the credit facility was increased from $165.0 million to $250.0 million; (ii) the “Applicable Unused Line Fee Margin” (as defined in the Amended Credit Agreement) in respect of undrawn commitments was lowered to 0.25%; (iii) the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value was changed to the lesser of 100% of net book value or 85% of orderly liquidation value; (iv) the maturity date of the facility was extended from February 10, 2009 to August 4, 2011; and (v) H&E Equipment Services (California), LLC was added as a borrower. The Company paid $1.4 million to the “Lenders” in connection with this Amended Credit Agreement and estimate other transaction costs to be paid of approximately $0.6 million. As of August 10, 2006, we had $14.6 million of outstanding borrowings under our senior secured credit facility with $227.1 million of additional borrowing availability, net of $8.3 million of issued standby letters of credit. As of June 30, 2006, the Company was in compliance with its financial covenant under the senior secured credit facility.
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
     The Company does not compile discrete financial information by its segments other than the information presented below. The following table presents information about the Company’s reportable segments (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Equipment rentals	$64,011	$45,576	$118,006	$86,167
New equipment sales	56,945	33,417	112,660	63,715
Used equipment sales	36,065	23,962	67,719	49,581
Parts sales	21,237	17,792	40,550	34,216

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service revenue	13,374	9,887	25,708	19,050

Total segmented revenues	191,632	130,634	364,643	252,729
Non-segmented revenues	10,904	7,096	20,103	13,551

Total revenues	$202,536	$137,730	$384,746	$266,280

Gross Profit:
Equipment rentals	$34,365	$21,210	$60,888	$38,118
New equipment sales	7,212	3,860	14,366	7,695
Used equipment sales	10,319	6,040	18,174	11,863
Parts sales	6,157	5,094	11,946	10,083
Service revenue	8,643	6,140	16,410	12,057

Total segmented gross profit	66,696	42,344	121,784	79,816
Non-segmented gross profit (loss)	1,599	(178)	2,534	(920)

Total gross profit	$68,295	$42,166	$124,318	$78,896

	June 30,	December 31,
	2006	2005
Balances at
Segment identified assets:
Equipment sales	$91,653	$62,344
Equipment rentals	393,446	308,036
Parts and service	20,713	18,749

Total segment identified assets	505,812	389,129
Non-segment identified assets	201,529	141,568

Total assets	$707,341	$530,697

     The Company operates primarily in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company’s revenues on an overall or segment basis for any of the periods presented.
(9) Condensed Consolidating Financial Information of Guarantor Subsidiaries
     All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc., H&E Equipment Services (California), LLC (formerly known as Eagle High Reach Equipment, LLC), and H&E California Holdings, Inc. (formerly known as Eagle High Reach Equipment, Inc.). The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on the Company’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.
     The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The financial statements of H&E Equipment Services (California), LLC and H&E California Holdings, Inc. included are from the date of the Company’s acquisition of Eagle, February 28, 2006, to June 30, 2006 and as of June 30, 2006.

CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)

	As of June 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Assets:
Cash and cash equivalents	$24,504	$137	$—	$24,641
Receivables, net	98,409	9,492	—	107,901
Inventories, net	107,074	5,292	—	112,366
Prepaid expenses and other assets	2,717	409	—	3,126
Rental equipment, net	345,798	47,647	—	393,445
Property and equipment, net	24,103	4,019	—	28,122
Deferred financing costs, net	7,286	—	—	7,286
Investment in guarantor subsidiaries	8,852	—	(8,852)	—
Goodwill	30,454	—	—	30,454

Total assets	$649,197	$66,996	$(8,852)	$707,341

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$—	$—	$—	$—
Accounts payable	77,266	145	—	77,411
Manufacturer flooring plans payable	116,983	—	—	116,983
Accrued expenses payable and other liabilities	(27,260)	57,248	—	29,988
Intercompany balance	—	—	—	—
Related party obligation	764	—	—	764
Notes payable	439	751	—	1,190
Senior secured notes, net of discount	198,934	—	—	198,934
Senior subordinated notes, net of discount	44,376	—	—	44,376
Deferred income taxes	8,561	—	—	8,561
Deferred compensation payable	3,158	—	—	3,158

Total liabilities	423,221	58,144	—	481,365
Stockholders’ equity	225,976	8,852	(8,852)	225,976

Total liabilities and stockholders’ equity	$649,197	$66,996	$(8,852)	$707,341

CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)

	As of December 31, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Assets:
Cash	$5,610	$17	$—	$5,627
Receivables, net	95,427	4,096	—	99,523
Inventories, net	76,533	4,560	—	81,093
Prepaid expenses and other assets	1,378	—	—	1,378
Rental equipment, net	298,708	9,328	—	308,036
Property and equipment, net	17,526	758	—	18,284
Deferred financing costs, net	8,184	—	—	8,184
Investment in guarantor subsidiaries	7,025	—	(7,025)	—
Goodwill	8,572	—	—	8,572

Total assets	$518,963	$18,759	$(7,025)	530,697

Liabilities and Member’s Equity (Deficit):
Amount due on senior secured credit facility	$102,980	$3,471	$—	$106,451
Accounts payable	56,173	—	—	56,173
Manufacturer flooring plans payable	93,728	—	—	93,728
Accrued expenses payable and other liabilities	22,696	102	—	22,798
Intercompany balance	(8,161)	8,161	—	—
Related party obligation	869	—	—	869
Notes payable	521	—	—	521
Senior secured notes, net of discount	198,873	—	—	198,873
Senior subordinated notes, net of discount	44,057	—	—	44,057
Deferred income taxes	645	—	—	645
Deferred compensation payable	11,722	—	—	11,722

Total liabilities	524,103	11,734	—	535,837

Members’ equity (deficit)	(5,140)	7,025	(7,025)	(5,140)

Total liabilities and members’ equity (deficit)	$518,963	$18,759	$(7,025)	$530,697

CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Amounts in thousands)

	Three Months Ended June 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$54,536	$9,475	$—	$64,011
New equipment sales	55,439	1,506	—	56,945
Used equipment sales	33,519	2,546	—	36,065
Parts sales	20,435	802	—	21,237
Service revenue	12,936	438	—	13,374
Other	9,660	1,244	—	10,904

Total revenues	186,525	16,011	—	202,536

Cost of revenues:
Rental depreciation	16,752	2,418	—	19,170
Rental expense	8,915	1,561	—	10,476
New equipment sales	48,529	1,204	—	49,733
Used equipment sales	23,865	1,881	—	25,746
Parts sales	14,544	536	—	15,080
Service revenue	4,600	131	—	4,731
Other	8,166	1,139	—	9,305

Total cost of revenues	125,371	8,870	—	134,241

Gross profit:
Equipment rentals	28,869	5,496	—	34,365
New equipment sales	6,910	302	—	7,212
Used equipment sales	9,654	665	—	10,319
Parts sales	5,891	266	—	6,157
Service revenue	8,336	307	—	8,643
Other	1,494	105	—	1,599

Gross profit	61,154	7,141	—	68,295

Selling, general and administrative expenses	28,870	4,514	—	33,384
Equity in earnings of guarantor subsidiaries	1,359	—	(1,359)	—
Gain on sale of property and equipment	60	—	—	60

Income (loss) from operations	33,703	2,627	(1,359)	34,971

Other income (expense):
Interest expense	(8,839)	(1,276)	—	(10,115)
Other, net	347	8	—	355

Total other expense, net	(8,492)	(1,268)	—	(9,760)

Income before income taxes	25,211	1,359	(1,359)	25,211
Income tax provision	5,408	—	—	5,408

Net income	$19,803	$1,359	$(1,359)	$19,803

CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Amounts in thousands)

	Three Months Ended June 30, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$43,808	$1,768	$—	$45,576
New equipment sales	31,571	1,846	—	33,417
Used equipment sales	21,814	2,148	—	23,962
Parts sales	17,212	580	—	17,792
Service revenue	9,537	350	—	9,887
Other	6,772	324	—	7,096

Total revenues	130,714	7,016	—	137,730

Cost of revenues:
Rental depreciation	12,321	555	—	12,876
Rental expense	11,255	235	—	11,490
New equipment sales	27,977	1,580	—	29,557
Used equipment sales	16,367	1,555	—	17,922
Parts sales	12,292	406	—	12,698
Service revenue	3,648	99	—	3,747
Other	6,960	314	—	7,274

Total cost of revenues	90,820	4,744	—	95,564

Gross profit:
Equipment rentals	20,232	978	—	21,210
New equipment sales	3,594	266	—	3,860
Used equipment sales	5,447	593	—	6,040
Parts sales	4,920	174	—	5,094
Service revenue	5,889	251	—	6,140
Other	(188)	10	—	(178)

Gross profit	39,894	2,272	—	42,166

Selling, general and administrative expenses	25,854	1,463	—	27,317
Equity in loss of guarantor subsidiaries	513	—	(513)	—
Gain on sale of property and equipment	(144)	—	—	(144)

Income from operations	14,409	809	(513)	14,705

Other income (expense):
Interest expense	(10,024)	(297)	—	(10,321)
Other, net	79	1	—	80

Total other expense, net	(9,945)	(296)	—	(10,241)

Income before provision for income taxes	4,464	513	(513)	4,464
Provision for income taxes	171	—	—	171

Net income	$4,293	$513	$(513)	$4,293

CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Amounts in thousands)

	Six Months Ended June 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$104,525	$13,481	$—	$118,006
New equipment sales	109,285	3,375	—	112,660
Used equipment sales	63,083	4,636	—	67,719
Parts sales	39,157	1,393	—	40,550
Service revenue	24,917	791	—	25,708
Other	18,264	1,839	—	20,103

Total revenues	359,231	25,515	—	384,746

Cost of revenues:
Rental depreciation	32,192	3,838	—	36,030
Rental expense	18,680	2,408	—	21,088
New equipment sales	95,433	2,861	—	98,294
Used equipment sales	46,274	3,271	—	49,545
Parts sales	27,670	934	—	28,604
Service revenue	9,061	237	—	9,298
Other	15,809	1,760	—	17,569

Total cost of revenues	245,119	15,309	—	260,428

Gross profit:
Equipment rentals	53,653	7,235	—	60,888
New equipment sales	13,852	514	—	14,366
Used equipment sales	16,809	1,365	—	18,174
Parts sales	11,487	459	—	11,946
Service revenue	15,856	554	—	16,410
Other	2,455	79	—	2,534

Gross profit	114,112	10,206	—	124,318

Selling, general and administrative expenses	67,879	6,548	—	74,427
Equity in earnings of guarantor subsidiaries	1,826	—	(1,826)	—
Gain on sale of property and equipment	129	30	—	159

Income (loss) from operations	48,188	3,688	(1,826)	50,050

Other income (expense):
Interest expense	(18,416)	(1,866)	—	(20,282)
Other, net	426	4	—	430

Total other expense, net	(17,990)	(1,862)	—	(19,852)

Income before income taxes	30,198	1,826	(1,826)	30,198
Income tax provision	6,475	—	—	6,475

Net income	$23,723	$1,826	$(1,826)	$23,723

CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Amounts in thousands)

	Six Months Ended June 30, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$83,187	$2,980	$—	$86,167
New equipment sales	61,115	2,600	—	63,715
Used equipment sales	45,736	3,845	—	49,581
Parts sales	33,221	995	—	34,216
Service revenue	18,431	619	—	19,050
Other	13,016	535	—	13,551

Total revenues	254,706	11,574	—	266,280

Cost of revenues:
Rental depreciation	24,012	1,028	—	25,040
Rental expense	22,483	526	—	23,009
New equipment sales	53,830	2,190	—	56,020
Used equipment sales	34,927	2,791	—	37,718
Parts sales	23,441	692	—	24,133
Service revenue	6,814	179	—	6,993
Other	13,892	579	—	14,471

Total cost of revenues	179,399	7,985	—	187,384

Gross profit:
Equipment rentals	36,692	1,426	—	38,118
New equipment sales	7,285	410	—	7,695
Used equipment sales	10,809	1,054	—	11,863
Parts sales	9,780	303	—	10,083
Service revenue	11,617	440	—	12,057
Other	(876)	(44)	—	(920)

Gross profit	75,307	3,589	—	78,896

Selling, general and administrative expenses	50,572	2,551	—	53,123
Equity in loss of guarantor subsidiaries	499	—	(499)	—
Gain (loss) on sale of property and equipment	(112)	9	—	(103)

Income from operations	25,122	1,047	(499)	25,670

Other income (expense):
Interest expense	(19,875)	(550)	—	(20,425)
Other, net	168	2	—	170

Total other expense, net	(19,707)	(548)	—	(20,255)

Income before provision for income taxes	5,415	499	(499)	5,415
Provision for income taxes	171	—	—	171

Net income	$5,244	$499	$(499)	$5,244

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$23,723	$1,826	$(1,826)	$23,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	2,978	285	—	3,263
Depreciation on rental equipment	32,251	3,779	—	36,030
Amortization of other intangible assets	23	—	—	23
Amortization of loan discounts and deferred financing costs	1,445	—	—	1,445
Provision for losses on accounts receivable	1,001		—	1,001
Provision for inventory obsolescence	17	—	—	17
Gain on sale of property and equipment	(129)	(30)	—	(159)
Gain on sale of rental equipment	(15,034)	(1,259)	—	(16,293)
Provision for deferred taxes	5,843	—	—	5,843
Non-cash compensation expense	374	—	—	374
Equity in earnings of guarantor subsidiaries	(1,826)	—	1,826	—
Changes in operating assets and liabilities:
Receivables, net	(4,120)	2,042	—	(2,078)
Inventories, net	(42,829)	(9,395)	—	(52,224)
Prepaid expenses and other assets	(1,338)	(1,751)		(3,089)
Accounts payable	21,093	(343)	—	20,750
Manufacturer flooring plans payable	23,255	—	—	23,255
Accrued expenses payable and other liabilities	5,151	(1,783)	—	3,368
Intercompany balance	(46,901)	46,901	—	—
Deferred compensation payable	(8,564)	—	—	(8,564)

Net cash provided by (used in) operating activities	(3,587)	40,272	—	36,685

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(19,673)	(37,288)	—	(56,961)
Purchases of property and equipment	(9,784)	(387)	—	(10,171)
Purchases of rental equipment	(102,280)	(3,173)	—	(105,453)
Proceeds from sale of property and equipment	358	24	—	382
Proceeds from sale of rental equipment	50,244	4,146	—	54,390

Net cash used in investing activities	(81,135)	(36,678)	—	(117,813)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	207,018	—	—	207,018
Payment of deferred financing costs	(190)	—	—	(190)
Borrowings on senior secured credit facility	487,673	—	—	487,673
Payments on senior secured credit facility	(590,653)	(3,471)	—	(594,124)
Payment of related party obligation	(150)	—	—	(150)
Principal payments of notes payable	(82)	(3)	—	(85)

Net cash provided by (used in) financing activities	103,616	(3,474)	—	100,142

Net increase in cash and cash equivalents	18,894	120	—	19,014
Cash, beginning of period	5,610	17	—	5,627

Cash and cash equivalents, end of period	$24,504	$137	$—	$24,641

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,244	$499	$(499)	$5,244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	2,310	89	—	2,399
Depreciation on rental equipment	24,013	1,028	—	25,041
Amortization of other intangible assets	70	—	—	70
Amortization of loan discounts and deferred financing costs	1,355	—	—	1,355
Provision for losses on accounts receivable	540	90	—	630
Provision for obsolescence	30	—	—	30
Gain on sale of property and equipment	111	(9)	—	102
Gain on sale of rental equipment	(9,396)	(990)	—	(10,386)
Equity in earnings of guarantor subsidiaries	(499)	—	499	—
Changes in operating assets and liabilities:
Receivables, net	(2,559)	(442)	—	(3,001)
Inventories, net	(20,306)	(5,876)	—	(26,182)
Prepaid expenses and other assets	(1,833)	—	—	(1,833)
Accounts payable	7,000	—	—	7,000
Accrued expenses payable and other liabilities	3,672	97	—	3,769
Manufacturer flooring plans payable	5,801			5,801
Intercompany balance	(3,093)	3,093	—	—
Deferred compensation payable	576	—	—	576

Net cash used in operating activities	13,036	(2,421)	—	10,615

Cash flows from investing activities:
Purchases of property and equipment	(3,411)	(748)	—	(4,159)
Purchases of rental equipment	(63,028)	(374)	—	(63,402)
Proceeds from sale of property and equipment	560	8	—	568
Proceeds from sale of rental equipment	35,925	3,525	—	39,450

Net cash provided by investing activities	(29,954)	2,411	—	(27,543)

Cash flows from financing activities:
Borrowings on senior secured credit facility	284,316	—	—	284,316
Payments on senior secured credit facility	(263,200)	—	—	(263,200)
Payment of deferred financing costs	(10)			(10)
Payment of related party obligation	(150)	—	—	(150)
Principal payments of notes payable	(142)	—	—	(142)
Payments on capital lease obligations	(1,120)	—	—	(1,120)

Net cash provided by financing activities	19,694	—	—	19,694

Net increase (decrease) in cash	2,776	(10)	—	2,766
Cash, beginning of period	3,334	24	—	3,358

Cash, end of period	$6,110	$14	$—	$6,124

(10) Subsequent Events
     On August 4, 2006, the Company completed their previously announced cash tender offer and consent solicitation for their 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”). Additionally, the Company announced the closing of its previously announced private offering of $250 million aggregate principal amount of its 8 3/8% senior unsecured notes due 2016 (the “New Notes”).
     Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. The Company used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under its existing senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior secured notes was $217.6 million. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the Senior Subordinated Notes was approximately $60.1 million. The Company expects to subsequently pay other transaction costs, debt issuance costs and professional fees of approximately $3.3 million related to the offering.
     In connection with the above transactions, the Company expects to record a one-time loss on early retirement of debt in the quarterly period ended September 30, 2006 of approximately $41.0 million, or approximately $32.2 million after-tax, reflecting payment of the $25.3 million of tender premiums and other estimated costs of $0.7 million in connection with the tender offer and consent solicitation, combined with the write off of approximately $5.4 million of unamortized deferred financing costs of the Notes and $9.6 million of remaining unamortized original issue discount on the Notes.
     The amendments to the indentures pursuant to which the Notes were issued which were proposed in connection with the tender offer and consent solicitation became operative on August 4, 2006. The amendments to the indentures eliminate substantially all of the restrictive covenants and eliminate or modify certain events of default and related provisions contained in the indentures.
     The New Notes have not been registered under the Securities Act of 1933, as amended, or applicable state laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. Under a registration rights agreement with the initial purchasers of the New Notes, the Company and the guarantors have agreed to use all commercially reasonable efforts to file and to cause to become effective a registration statement with respect to an offer to exchange the New Notes for new notes of the Company having terms identical in all material respects to the New Notes (except that the exchange notes will not contain terms with respect to transfer restrictions).
     The New Notes were issued at par and require semiannual interest payments on January 15th and July 15th of each year, beginning on January 15, 2007. No principal payments are due until maturity (January 15, 2016). We may redeem some or all of the New Notes on or after July 15, 2011, at the applicable redemption prices plus accrued and unpaid interest and additional interest, if any, to the date of redemption. Additionally, we may redeem up to 35% of the aggregate principal amount of the notes using net cash proceeds from equity offerings completed on or prior to July 15, 2009.
     The New Notes rank equal in right of payment to all of our and our guarantors’ existing and future unsecured senior indebtedness and senior in right of payment to any of our or our guarantors’ future subordinated indebtedness. The New Notes are effectively junior in priority to our and our guarantors’ obligations under all of our existing and future secured indebtedness, including borrowings under our senior secured credit facility, the $4.5 million of outstanding senior secured notes remaining following completion of the tender offer, and any other secured obligations, in each case, to the extent of the value of the assets securing such obligations. The New Notes are also effectively junior to all liabilities (including trade payables) of our non-guarantor subsidiaries.
     Concurrently with the closing of the private offering, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), amending and restating the Company’s Credit Agreement pursuant to which, among other things, (i) the principal amount of availability of the credit facility was increased from $165.0 million to $250.0 million; (ii) the “Applicable Unused Line Fee Margin” (as defined in the Amended Credit Agreement) in respect of undrawn commitments was lowered to 0.25%; (iii) the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value was changed to the lesser of 100% of net book value or 85% of orderly liquidation value; (iv) the maturity date of the facility was extended from February 10, 2009 to August 4, 2011; and (v) H&E Equipment Services (California), LLC was added as a borrower. The Company paid $1.4 million to the “Lenders” in connection with this Amended Credit Agreement and estimate other transaction costs to be paid of approximately $0.6 million. As of August 10, 2006, we had $14.6 million of outstanding borrowings under our senior secured credit facility with $227.1 million of additional borrowing availability, net of $8.3 million of issued standby letters of credit.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2006, and the results of their operations for the three and six month periods ended June 30, 2006, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     As of August 10, 2006, we operated 47 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast and Southeast regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
     Through our predecessor companies, we have been in the equipment services business for approximately 45 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In a June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005, and note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, present the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill, obsolescence reserves on inventory, and deferred income taxes, including the valuation of any related deferred tax assets.
     Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2005, and note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
     For additional information about our business segments, see note 8 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six months ended June 30, 2006, approximately 30.7% of our total revenues were attributable to equipment rentals, 29.3% of our total revenues were attributable to new equipment sales, 17.6% were attributable to used equipment sales, 10.5% were attributable to parts sales, 6.7% were attributable to our service revenues and 5.2% were attributable to non-segmented other revenues.
     The equipment that we sell, rent and service is principally used in the construction industry, as well as by companies for commercial and industrial uses such as plant maintenance and turnarounds. As a result, our total revenues are affected by several factors including, but not limited to, the demand for and availability of rental equipment, rental rates, the demand for new and used equipment, the level of construction and industrial activities, spending levels by our customers, adverse weather conditions and general economic conditions. For a discussion of the impact of seasonality on our revenues, see “Seasonality” below.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six months ended June 30, 2006, our total cost of revenues was approximately $260.4 million. Our operating expenses consist principally of selling, general and administrative expense. For the six months ended June 30, 2006, our operating expenses were approximately $74.4 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statement of income are not generally allocated to our reportable segments.
     Cost of Revenues:
     Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving over a five year estimated useful life with a 25% salvage value, and industrial lift-trucks over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated over a three year estimated useful life.
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
     Used Equipment Sales. Cost of used equipment sold consists of the net book value of rental equipment for used equipment sold from our rental fleet, the amount of credit given to the customer towards the new equipment for trade-ins and the equipment cost for used equipment purchased for sale.
     Parts Sales. Cost of parts sales represents costs attributable to the sale of parts directly to customers.
     Service Support. Cost of service revenue represents costs attributable to service provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.
     Non-Segmented Other. These expenses include costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other items, drivers wages fuel costs, shipping costs, and our costs related to damage waiver policies.
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
     Interest Expense:
     Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior secured notes due 2012 and senior subordinated notes due 2013 and notes payable. Also included in interest expense is the amortization cost of (1) deferred financing costs and (2) original issue discount related to our senior secured notes and senior subordinated notes.
Principal Cash Flows
     We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under our revolving senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures.
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Our rental fleet, as of June 30, 2006, consisted of 17,597 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $614.3 million. As of June 30, 2006, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Aerial Work Platforms	13,255	75.3%	$408.5	66.5%	47.9
Cranes	352	2.0%	75.2	12.2%	46.4
Earthmoving	965	5.5%	73.2	11.9%	18.6
Lift Trucks	1,354	7.7%	36.7	6.0%	29.0
Other	1,671	9.5%	20.7	3.4%	37.7

Total	17,597	100.0%	$614.3	100.0%	43.9

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. On average, we increased the age of our rental fleet by approximately 2.8 months during the six months ended June 30, 2006, substantially all of which was directly related to the average age of the recently acquired

Eagle rental fleet. We increased our overall gross rental fleet, through the normal course of business activities, by approximately $15.2 million during the six months ended June 30, 2006, and $91.9 million when combined with the Eagle acquisition. We also increased our average rental rates, rental revenue and fleet utilization. The mix among our four core product lines remained consistent with that of prior years. As a result of our in-house service capabilities and extensive maintenance program, we believe our fleet is extremely well-maintained.
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
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors discussed in Item 1A—“Risk Factors” of this Quarterly Report on Form 10-Q, as well as in Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, include:
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
     We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” below.
Results of Operations
     The tables included in the period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.
     Our operating results for the three and six months ended June 30, 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.
Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
     Revenues.

	Three Months
	Ended			Total
	June 30,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in millions, except percentages)
Segment Revenues:
Equipment rentals	$64.0	$45.6	$18.4	40.4%
New equipment sales	56.9	33.4	23.5	70.4%
Used equipment sales	36.1	23.9	12.2	51.0%
Parts sales	21.2	17.8	3.4	19.1%
Services revenues	13.4	9.9	3.5	35.4%
Non-Segmented revenues	10.9	7.1	3.8	53.5%

Total revenues	$202.5	$137.7	$64.8	47.1%

     Total Revenues. Our total revenues were $202.5 million for the three months ended June 30, 2006 compared to $137.7 million for the same period in 2005, an increase of $64.8 million, or 47.1%. Revenues increased for all reportable segments primarily as a result of increased customer demand for our products and services. Total revenues related to Eagle included in our 2006 operating results for the three months ended June 30, 2006 were $9.6 million.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended June 30, 2006 increased $18.4 million, or 40.4%, to $64.0 million from $45.6 million for the same three-month period in 2005. The increase is primarily a result of improved rental rates and larger fleet size. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $13.4 million, cranes increased $1.4 million, earthmoving increased $2.2 million, lift trucks increased $0.8 million and other equipment rentals increased $0.6 million. Total equipment rental revenues for the three months ended June 30, 2006 related to Eagle included in our 2006 operating results were $7.3 million, of which substantially all of those rentals were for aerial work platforms. Rental equipment dollar utilization (quarterly rental revenues divided by the average quarterly original rental fleet equipment costs, adjusted for the Eagle acquisition, of $606.3 million and $476.9 million for three months ended June 30, 2006 and 2005, respectively) was approximately 42.2% in 2006 compared to 38.2% in 2005.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended June 30, 2006 increased $23.5 million, or 70.4%, to $56.9 million from $33.4 million for the comparable period in 2005. Sales of new cranes increased $14.9 million, aerial work platforms increased $3.1 million, new earthmoving sales increased $3.5 million and new lift trucks increased $0.7 million. Other new equipment sales increased by $1.3 million. Total new equipment sales revenues for the three months ended June 30, 2006 related to Eagle included in our 2006 operating results were $0.1 million.
     Used Equipment Sales Revenues. Our used equipment sales increased $12.2 million, or 51.0%, to $36.1 million for the three months ended June 30, 2006 from $23.9 million for the same period in 2005. In 2006, our used equipment sales from the fleet were approximately 140.1% compared to 133.7% of net book value for 2005. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased. Total used equipment sales revenues for the three months ended June 30, 2006 related to Eagle included in our 2006 operating results were $1.3 million.
     Parts Sales Revenues. Our parts sales increased $3.4 million, or 19.1%, to $21.2 million for the three months ended June 30, 2006 from $17.8 million in the 2005 comparable period. Of the $3.4 million increase for the three months ended June 30, 2006, $0.1 million was attributable to Eagle. The remaining increase was primarily attributable to increased customer demand for parts.
     Service Revenues. Our service revenues for the three months ended June 30, 2006 increased $3.5 million, or 35.4%, to $13.4 million from $9.9 million for the same period last year primarily attributable to increased customer demand for service support.
     Non-Segmented Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended June 30, 2006, our other revenue increased $3.8 million, or 53.5%, over the same period last year. These support activities increased due to a combination of the increases in charge-out rates and in the volume of our primary business activities, combined with Eagle revenues of $0.8 million in the current period.
Gross Profit.

	Three Months
	Ended			Total
	June 30,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in millions, except for percentages)
Segment Gross Profit:
Equipment rentals	$34.4	$21.2	$13.2	62.3%
New equipment sales	7.2	3.9	3.3	84.6%
Used equipment sales	10.3	6.0	4.3	71.7%
Parts sales	6.2	5.1	1.1	21.6%
Services	8.6	6.2	2.5	38.7%
Non-Segmented gross profit (loss)	1.6	(0.2)	1.8	900.0%

Total gross profit	$68.3	$42.2	$26.1	61.8%

     Total Gross Profit. Our total gross profit was $68.3 million for the three months ended June 30, 2006 compared to $42.2 million for the three months ended June 30, 2005, a $26.1 million, or 61.8%, increase. Gross profit increased primarily as a result of increased rental revenues combined with reduced rental expense. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for three months ended June 30, 2006 was 33.7%, an increase of 3.1% from the 30.6% gross profit margin for the same three-month period in 2005. Total gross profit related to Eagle included in our operating results for the three months ended June 30, 2006 was $4.7 million. Our gross profit was attributable to:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended June 30, 2006 increased $13.2 million, or 62.3%, to $34.4 million from $21.2 million in the same period in 2005. The increase is primarily a result of an $18.4 million increase in rental revenue and a $1.1 million decrease in rental expense. Eagle’s rental operations contributed $4.2 million of the total gross profit increase for the period. These improvements in gross profit were partially offset by a $6.3 million increase in rental depreciation expense as a result of a larger fleet.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended June 30, 2006 increased $3.3 million, or 84.6%, to $7.2 million compared to $3.9 million for the same period last year. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenue, improved margins and the mix of equipment sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended June 30, 2006 increased $4.3 million, or 71.7%, to $10.3 million from the $6.0 million for the same period in 2005, of which Eagle contributed $0.4 million of the increase. The remaining increase in used equipment sales gross profit was primarily the result of higher used equipment sales, improved margins and the mix of used equipment sold.
     Parts Sales Gross Profit. For the three months ended June 30, 2006, our parts sales revenue gross profit increased $1.1 million, or 21.6%, to $6.2 million from $5.1 million for the same period in 2005. The increase was primarily attributable to increased customer demand for parts service.
     Service Revenues Gross Profit. For the three months ended June 30, 2006, our service revenues gross profit increased $2.4 million, or 38.7%, to $8.6 million from $6.2 million for the same period in 2005. The increase was primarily attributable to increased customer demand for service support.
     Non-Segmented Revenues Gross Profit. For the three months ended June 30, 2006, our non-segmented revenues gross profit improved $1.8 million, or 900.0%, on a 53.5% improvement in revenues over the three months ended June 30, 2005. The improvement in gross profit is the result of several factors, most significantly a $0.8 million gross profit improvement in hauling activities and a $0.7 million gross profit improvement in damage waiver charges. These improvements are largely due to a strategic focus on these equipment support activities combined with the increase in support activity revenues combined with higher charge-out rates..
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $6.1 million, or 22.3%, to $33.4 million for the three months ended June 30, 2006 compared to $27.3 million for the same period last year. The increase was primarily related to increased headcount, higher sales commissions, performance incentives, and benefits services. As a percent of total revenues, SG&A expenses were 16.5% in 2006 down from 19.8% in the prior year, reflecting the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year.
     Other Income (Expense). For the three months ended June 30, 2006, our other expense decreased by $0.4 million to $9.8 million compared to $10.2 million for the same period in 2005, reflecting $0.2 million of lower interest expense resulting from a decrease in average outstanding borrowings from $61.4 million last year to $0 this year as a result of our February 2006 paydown of outstanding principal balances from the proceeds of our initial public offering (see note 3 to the condensed consolidated financial statements for further information on our initial public offering), combined with higher interest costs associated with our manufacturer flooring plans payable used to finance inventory purchases. Additionally, net other income increased $0.2 million for the comparative periods as a result of interest income earned during the current period.
     Income Taxes. Effective with the Company’s Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes. At the end of the second quarter of 2005 we had recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred and our belief that it was more likely than not that we would not be able to recover the net deferred income tax assets. At the end of the second quarter of 2006, we have a net deferred tax liability, and the valuation allowance has been reversed. Based on available evidence, both positive and negative, we believe our deferred tax assets at June 30, 2006 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and not subject to any limitations.
     The provision for income taxes is based upon the expected effective tax rate applicable to the full year. The effective income tax rate for the three months ended June 30, 2006 was 21.5%, compared to 3.8% for the three months ended June 30, 2005. The increase in our effective income tax rate was primarily due to increased taxable income resulting in higher state income tax and federal alternative minimum tax liability. The effective tax rate includes the expected impact of the Company’s recently completed debt offering to be recorded in the quarterly period ended September 30, 2006 (see note 10 to the condensed consolidated financial statements for further information).
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Revenues.

	Six Months
	Ended			Total
	June 30,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in millions, except percentages)
Segment Revenues:
Equipment rentals	$118.0	$86.2	$31.8	36.9%
New equipment sales	112.7	63.7	49.0	76.9%
Used equipment sales	67.7	49.6	18.1	36.5%
Parts sales	40.5	34.2	6.3	18.4%
Services revenues	25.7	19.1	6.6	34.6%
Non-Segmented revenues	20.1	13.5	6.6	48.9%

Total revenues	$384.7	$266.3	$118.4	44.5%

     Total Revenues. Our total revenues were $384.7 million for the six months ended June 30, 2006 compared to $266.3 million for he same six-month period in 2005, an increase of $118.4 million, or 44.5%. Revenues increased for all reportable segments primarily as a result of increased customer demand for our products and services. Total revenues related to Eagle included in our 2006 operating results for the six months ended June 30, 2006 were $12.6 million.
     Equipment Rental Revenues. Our revenues from equipment rentals for the six months ended June 30, 2006 increased $31.8 million, or 36.9%, to $118.0 million from $86.2 million for the same six-month period in 2005. The increase is primarily a result of improved rental rates and larger fleet size. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $21.9 million, cranes increased $2.7 million, earthmoving increased $4.7 million, lift trucks increased $1.6 million and other equipment rentals increased $0.9 million. Total equipment rental revenues for the six months ended June 30, 2006 related to Eagle included in our 2006 operating results were $9.7 million, of which substantially all of those rentals were for aerial work platforms. Rental equipment dollar utilization (quarterly rental revenues divided by the average quarterly original rental fleet equipment costs, adjusted for the Eagle acquisition, of $578.4 million and $469.5 million for six months ended June 30, 2006 and 2005, respectively) was approximately 40.8% in 2006 compared to 36.7% in 2005.
     New Equipment Sales Revenues. Our new equipment sales for the six months ended June 30, 2006 increased $49.0 million, or 76.9%, to $112.7 million from $63.7 million for the comparable period in 2005. Sales of new cranes increased $26.6 million, aerial work platforms increased $6.2 million, new earthmoving sales increased $13.5 million and new lift trucks increased $0.1 million. Other new equipment sales increased by $2.6 million. Total new equipment sales revenues related to Eagle for the six months ended

June 30, 2006 included in our 2006 operating results were $0.1 million.
     Used Equipment Sales Revenues. Our used equipment sales increased $18.1 million, or 36.5%, to $67.7 million for the six months ended June 30, 2006 from $49.6 million for the same period in 2005. In 2006, our used equipment sales from the fleet were approximately 136.7% compared to 131.5% of net book value for 2005. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased. Total used equipment sales revenues for the six months ended June 30, 2006 related to Eagle included in our 2006 operating results were $1.5 million.
     Parts Sales Revenues. Our parts sales increased $6.3 million, or 18.4%, to $40.5 million for the six months ended June 30, 2006 from $34.2 million in the 2005 comparable period. The increase was primarily attributable to increased customer demand for parts. Parts sales related to Eagle for the period were $0.1 million.
     Service Revenues. Our service revenues for the six months ended June 30, 2006 increased $6.6 million, or 34.6%, to $25.7 million from $19.1 million for the same period last year primarily attributable to increased customer demand for service support.
     Non-Segmented Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six months ended June 30, 2006, our other revenue increased $6.6 million, or 48.9%, over the same period last year. These support activities increased due to a combination of the increases in charge-out rates and in the volume of our primary business activities, combined with Eagle revenues of $1.1 million in the current period.
Gross Profit.

	Six Months
	Ended			Total
	June 30,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in millions, except for percentages)
Segment Gross Profit:
Equipment rentals	$60.9	$38.1	$22.8	59.8%
New equipment sales	14.4	7.7	6.7	87.0%
Used equipment sales	18.2	11.9	6.3	52.9%
Parts sales	11.9	10.1	1.8	17.8%
Services	16.4	12.1	4.3	35.5%
Non-Segmented gross profit (loss)	2.5	(1.0)	3.5	350.0%

Total gross profit	$124.3	$78.9	$45.4	57.5%

     Total Gross Profit. Our total gross profit was $124.3 million for the six months ended June 30, 2006 compared to $78.9 million for the six months ended June 30, 2005, a $45.4 million, or 57.5%, increase. Gross profit increased primarily as a result of increased rental revenues combined with reduced rental expense. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for six months ended June 30, 2006 was 32.3%, an increase of 2.7% from the 29.6% gross profit margin for the same six-month period in 2005. Total gross profit related to Eagle included in our operating results for the six months ended June 30, 2006 was $5.9 million. Our gross profit was attributable to:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six months ended June 30, 2006 increased $22.8 million, or 59.8%, to $60.9 million from $38.1 million in the same period in 2005. The increase is primarily a result of a $31.8 million increase in rental revenue and a $2.0 million decrease in rental expense. Eagle’s rental operations contributed $5.2 million of the $22.8 million of the total gross profit increase for the period. These improvements in gross profit were offset by a $11.0 million increase in rental depreciation expense as a result of a larger fleet.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six months ended June 30, 2006 increased $6.7 million, or 87.0%, to $14.4 million compared to $7.7 million for the same period last year. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenue, improved margins and the mix of equipment sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six months ended June 30, 2006 increased $6.3 million, or 52.9%, to $18.2 million from the $11.9 million for the same period in 2005, of which Eagle contributed $0.5 million of the increase. The remaining increase in used equipment sales gross profit was primarily the result of higher used equipment sales, improved margins and the mix of used equipment sold.
     Parts Sales Gross Profit. For the six months ended June 30, 2006, our parts sales revenue gross profit increased $1.8 million, or 17.8%, to $11.9 million from $10.1 million for the same period in 2005. The increase was primarily attributable to increased customer demand for parts service.
     Service Revenues Gross Profit. For the six months ended June 30, 2006, our service revenues gross profit increased $4.3 million, or 35.5%, to $16.4 million from $12.1 million for the same period in 2005, of which Eagle contributed $0.3 million of the increase. The remaining increase was primarily attributable to increased customer demand for service support.
     Non-Segmented Revenues Gross Profit. For the six months ended June 30, 2006, our non-segmented revenues gross profit improved 350.0% on a 48.9% improvement in revenues over the six months ended June 30, 2005. The improvement in gross profit is the result of several factors, most significantly a $1.2 million gross profit improvement in hauling activities and a $1.8 million gross profit improvement in damage waiver charges. These improvements are largely due to a strategic focus on these equipment support activities combined with the increase in support activity revenues.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $21.3 million, or 40.1%, to $74.4 million for the six months ended June 30, 2006 compared to $53.1 million for the same period last year. The increase was primarily related to increased headcount, higher sales commissions, performance incentives, and benefits combined with a one-time, nonrecurring expense of $8.0 million to terminate a management services agreement in connection with our initial public offering of common stock (see also note 3 to the condensed consolidated financial statements for further information on our initial public offering). As a percent of total revenues, SG&A expenses were 19.3% in 2006 down from 19.9% in the prior year, reflecting the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year, which was largely impacted by the $8.0 million non-recurring expense item above.
     Other Income (Expense). For the six months ended June 30, 2006, our net other expense decreased by $0.4 million to $19.9 million compared to $20.3 million for the same period in 2005, reflecting $0.1 million of lower interest expense resulting from a decrease in average outstanding borrowings from $61.0 million last year to $51.8 this year as a result of our February 2006 paydown of outstanding principal balances from the proceeds of our initial public offering (see note 3 to the condensed consolidated financial statements for further information on our initial public offering), combined with higher interest costs associated with our manufacturer flooring plans payable used to finance inventory purchases. Additionally, net other income increased $0.3 million for the comparative periods as a result of interest income earned during the period.
Income Taxes.. Effective with the Company’s Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes. At the end of the second quarter of 2005 we had recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred and our belief that it was more likely than not that we would not be able to recover the net deferred income tax assets. At the end of the second quarter of 2006, we have a net deferred tax liability, and the valuation allowance has been reversed. Based on available evidence, both positive and negative, we believe our deferred tax assets at June 30, 2006 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and not subject to any limitations.
     The provision for income taxes is based upon the expected effective tax rate applicable to the full year. The effective income tax rate for the six months ended June 30, 2006 was 21.4%, compared to 3.2% for the six months ended June 30, 2005. The increase in our effective income tax rate was primarily due to increased taxable income resulting in higher state income tax and federal alternative minimum tax liability. The expected effective tax rate includes the expected impact of the Company’s recently completed debt offering (see note 10 to the condensed consolidated financial statements for further information).
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash provided by operating activities for the six months ended June 30, 2006 was $36.7 million. Our cash flows from operations were primarily attributable to our reported net income of $23.7 million, which, when adjusted for non-cash expense items, such as depreciation, deferred income taxes and amortization and gains on the sale of long-lived assets provided positive cash flows. These cash flows from operating activities were positively impacted by increases of $20.8 million in accounts payable and an increase of $23.2 million in manufacturer flooring plans payable, primarily due to an increase in inventory purchases. Offsetting these positive cash flows from operations were increases in our inventories of $52.2 and the payments of $8.6 million in deferred compensation liabilities. The increase in our inventories reflects our strategy of maintaining adequate inventories to meet the increasing customer demand.
     For the six months ended June 30, 2005, our cash used by operating activities was $10.6 million. Our cash flows operations were primarily attributable to our reported net income of $5.2 million, which, when adjusted for non-cash expense items, such as depreciation, taxes and amortization, and gains on the sale of long-lived assets provided positive cash flows. These cash flows from operating activities were positively impacted by increases of $7.0 million in accounts payable and an increase of of $5.8 million in manufacturer flooring plans payable, primarily due to an increase in inventory purchases. These cash flows from operating activities were partially offset by increases in our receivables of $3.0 million, an increase of inventories of $26.2 million and an increase in prepaid and other assets of $1.8 million resulting in net cash used in operating activities.
     Cash flow from investing activities. For the six months ended June 30, 2006, cash used in our investing activities was $117.8 million. This is a net result of our acquisition of Eagle (see note 4 to the condensed consolidated financial statements for further information) combined with rental and non-rental equipment purchases of $115.6 million, offset by $54.8 million in cash proceeds from the sale of rental and non-rental equipment. For the six months ended June 30, 2005, cash used in by our investing activities was $27.5 million. This is a net result of proceeds from the sale of rental and non-rental equipment of $67.5 million, which was partially offset by purchases totaling $40.0 million in rental and non-rental equipment.
     Cash flow from financing activities. We completed an initial public offering of our common stock in February 2006, resulting in total net proceeds to us, after deducting underwriting commissions and other fees and expenses, of approximately $207.0 million (see note 3 to the condensed consolidated financial statements for further information related to our initial public offering). Cash provided by our financing activities for the six months ended June 30, 2006 was $100.1 million. For the current year six-month period, our total borrowings under the amended senior secured credit facility were $487.7 million and total payments under the amended senior secured credit facility were $594.1 million. Financing costs paid in cash related to Amendment No. 11 to our senior secured credit facility totaled $0.2 million and payment of our related party obligation was $0.2 million while payments on notes payable were $0.1 million.
     For the six months ended June 30, 2005, cash provided by our financing activities was $19.7 million. For the six months ended June 30, 2005, our total borrowings under the amended senior secured credit facility were $284.3 million and total payments under the amended senior secured credit facility in the same period were $263.2 million. Payment of our related party obligation was $0.1 million. Payments on capital leases and other notes payable were $1.3 million.
Senior Secured Credit Facility Amendments
     On February 3, 2006, the senior secured credit agreement, dated June 17, 2002, as amended, by and among the Company, Great Northern Equipment, Inc. (together with the Company, the “Borrowers”), Eagle High Reach Equipment, Inc., Eagle High Reach Equipment, LLC, GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto (the “Credit Agreement”), was amended primarily to (1) approve, as described elsewhere in this Quarterly Report on Form 10-Q, the merger of H&E Holdings and H&E LLC with and into H&E Equipment Services, Inc., with H&E Equipment Services, Inc. surviving the reincorporation merger as the operating company, and to effectuate H&E Equipment Services, Inc. as a “Borrower” under the terms of the senior secured credit facility; and (2) require the proceeds of certain stock and debt issuances in excess of $1,000,000 in the aggregate be used to prepay amounts outstanding under the senior secured credit facility in an amount equal to such proceeds. We did not pay an amendment fee relating to this amendment.
     In February 2006, we used a portion of the proceeds from our initial public offering to repay $96.6 million of outstanding indebtedness under the senior secured credit facility, and we paid accrued interest in the amount of $0.2 million in March 2006. Our borrowing availability under the amended senior secured credit facility as of June 30, 2006 and as of August 10, 2006, was approximately $156.7 million, net of $8.3 million of issued letters of credit. As of June 30, 2006, we were in compliance with the financial covenant related to our debt.
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
     As of July 12, 2006, we were granted a waiver under our senior secured credit agreement pursuant to which our lenders under our senior secured credit agreement waived our non-compliance with, and the effects of our non-compliance under, various representations and non-financial covenants contained in the senior secured credit agreement affected by the accounting adjustment in connection with the restatement as further described in note 10 to our consolidated financial statements included elsewhere in this in this Quarterly Report on Form 10-Q. As a result of the restatement, among other things, we would no longer be able to make the representations under our senior secured credit agreement concerning the conformity with GAAP of our previously delivered financial statements, or confirm our prior compliance with certain obligations concerning the maintenance of our books and records in accordance with GAAP. Because the restatement does not result in our having breached the financial covenant in the senior secured credit agreement, the waiver does not waive or modify the financial covenant. As a result of the waiver, we continue to have full access to our revolving credit facility under the senior secured credit agreement.
     On August 4, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), amending and restating the Company’s senior secured credit agreement pursuant to which, among other things, (i) the principal amount of availability of the credit facility was increased from $165.0 million to $250.0 million, (ii) the “Applicable Unused Line Fee Margin” (as defined in the Amended Credit Agreement) in respect of undrawn commitments was lowered to 0.25%, (iii) the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value was changed to the lesser of 100% of net book value or 85% of orderly liquidation value, (iv) the maturity date of the facility was extended from February 10, 2009 to August 4, 2011 and (v) H&E Equipment Services (California), LLC was added as a borrower. The Company paid $1.4 million to the “Lenders” in connection with this Amended Credit Agreement and estimate other transaction costs to be paid of approximately $0.6 million. As of August 10, 2006, we had $14.6 million of outstanding borrowings under our senior secured credit facility with $227.1 million of additional borrowing availability, net of $8.3 million of issued standby letters of credit. As of June 30, 2006, the Company was in compliance with its financial covenant under the senior secured credit agreement.
Cash Requirements Related to Operations
     Our principal sources of liquidity have been from cash provided by operations and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. In February 2006, we completed an initial public offering of our common stock (see note 3 to the condensed consolidated financial statements for further information). At June 30, 2006, we had available cash and cash equivalents of approximately $24.6 million (see also note 10 to the condensed consolidated financial statements.).
     Our principal uses of cash have been to fund operating activities and working capital, purchase of rental fleet equipment and property and equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In February 2006, we completed the Eagle acquisition (see note 4 to the condensed consolidated financial statements for further information). In the future, we may pursue additional strategic acquisitions. We anticipate that these uses will be the principal demands on our cash in the future.
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six months ended June 30, 2006 were $127.3 million, including $21.8 million of non-cash transfers from new and used equipment to rental fleet inventory, primarily to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the six months ended June 30, 2006 were $10.2 million. We anticipate that our gross rental fleet capital expenditures for the remainder of 2006 will be used to primarily replace the rental fleet equipment we anticipate selling during 2006 as well as to meet increased demand. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash flow from operations and, if required, from borrowings under our amended senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. If we pursue any other strategic acquisitions during 2006, we may need to access available borrowings under our senior secured debt.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. See also note 10 to the condensed consolidated financial statements related to the Company’s recently completed tender offer and exchange for its 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the amended senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future..
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
Acquisitions
     We completed, effective as of February 28, 2006, the previously announced acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC. See note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this acquisition. The Eagle purchase price was funded out of the proceeds from our recently completed initial public offering. Prior to our acquisition, Eagle was a privately-held construction and industrial equipment rental company. Eagle serves the southern California construction and industrial markets out of four locations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates due to the fact that interest on the amended senior secured credit facility is calculated based upon LIBOR plus 150 basis points as of June 30, 2006. We are also required to pay the lenders a commitment fee equal to 0.375% per annum in respect of undrawn commitments under the amended senior secured credit facility. As a result of the paydown of our amended senior secured credit facility in February 2006 from the proceeds of our initial public offering (see note 3 to the condensed consolidated financial statements for further information on our use of proceeds from our initial public offering), we had no variable rate debt outstanding as of June 30, 2006. We do not have significant exposure to changing interest rates on our fixed-rate senior secured notes or senior subordinated notes or on our other notes payables.
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
     In connection with our initial public offering of common stock completed during the quarter ended March 31, 2006, we accounted for a one-time, nonrecurring payment, as a direct cost of the initial public offering, and as such, the payment was reflected as a charge to stockholders’ equity in our unaudited interim financial statements for the three months ended March 31, 2006. Management concluded, after further review and consultation with BDO Seidman, LLP, our independent registered public accounting firm, that the payment should not be accounted for as a direct cost of the initial public offering and should instead be reflected as an expense in our consolidated income statement for the three months ended March 31, 2006. Management and our Audit Committee concluded to restate our unaudited interim financial statements for the three months ended March 31, 2006 to properly record and report the correct accounting treatment of this payment. Such restatement is contained in the Company’s Form 10-Q/A for the three month period ended March 31, 2006, as filed with the SEC on July 14, 2006.
     Auditing Standard Number 2 issued by the Public Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Accordingly, as part of their evaluation, they reviewed the circumstances surrounding the restatement of our previously issued unaudited financial statements for the three months ended March 31, 2006, reflected in the Company’s Form 10-Q/A filed with the SEC on July 14, 2006.
     Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006 to properly record and report the correct accounting treatment of this payment. To the extent we engage in non-routine transactions in the future, our disclosure controls and procedures now include consulting as appropriate with outside qualified consultants and performing additional levels of review by the Company’s accounting personnel. Our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the filing date of this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed summarized and reported within the time periods specified in the SEC rules and forms.
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
Changes in Internal Controls
     There were no changes in our internal control over financial reporting that occurred during the three month period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A.—“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as the factors discussed below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     There have been no material changes with respect to the Company’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005, except as described below:
We have substantial indebtedness and may be unable to service our debt. Our substantial indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.
     We have a substantial amount of indebtedness. As of June 30, 2006, on an as adjusted basis after giving effect to the offering of our 8 3/8% senior unsecured notes due 2016 (the “senior unsecured notes”) and the purchase of our 11 1/8% senior secured notes due 2012 (the “senior secured notes”) and the 12 1/2% senior subordinated notes due 2013 (the “senior subordinated notes”), our total indebtedness (consisting of the aggregate amounts outstanding under our senior secured credit facility, senior unsecured notes, senior secured notes and notes payable) would have been approximately $272.7 million, $22.7 million of which would have been secured. In addition, after giving effect to an amendment of our senior secured credit facility that increased the aggregate principal amount of the facility from $165.0 million to $250.0 million, we would have had available $224.7 million of additional borrowing availability, net of issued letters of credit.
     As of June 30, 2006, after giving effect to the sale of our senior unsecured notes and the purchase of our senior secured notes and senior subordinated notes pursuant to the tender offer, our senior unsecured secured notes were effectively subordinated to our obligations under $117.0 million of first-priority secured manufacturer floor plan financings to the extent of the value of their collateral, $4.5 million of senior secured notes that remain outstanding following the tender offer, $1.2 million in notes payable (which includes one capital lease obligation of $0.8 million) and $8.3 million in standby letters of credit issued under our senior secured credit facility.
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
We expect that we will recognize a substantial charge that will reduce our net income as a result of the offering of the senior unsecured notes and the purchase of our senior secured notes and senior subordinated notes pursuant to the tender offer.
     On August 4, 2006, the Company completed its previously announced cash tender offer and consent solicitation for the senior secured notes and the senior subordinated notes. Additionally, the Company announced the closing of its previously announced private offering of $250 million aggregate principal amount of its senior unsecured notes. In connection with the above transactions, the Company expects to record a one-time loss on early retirement of debt in the quarterly period ended September 30, 2006 of approximately $41.0 million, or approximately $32.2 million after-tax, reflecting payment of the $25.3 million of tender premiums and other estimated costs of $0.7 million in connection with the tender offer and consent solicitation, combined with the write off of approximately $5.4 million of unamortized deferred financing costs of the senior secure notes and the senior subordinated notes and $9.6 million of remaining unamortized original issue discount on the senior secured notes and the senior subordinated notes. Accordingly, this charge will reduce our net income for the third quarter and fiscal year 2006, with a corresponding negative impact on earnings per common share.
Our disclosure controls and procedures were not effective as of March 31, 2006 and June 30, 2006 to properly record and report the correct accounting treatment of a one-time payment made during the first quarter of 2006 in connection with our recently completed initial public offering. Also, our disclosure controls and procedures were not effective as of December 31, 2004 to properly record and report the correct accounting treatment of deferred taxes from the Gulf Wide transaction.
     In connection with our recently completed initial public offering of common stock, we accounted for a one-time, nonrecurring payment, as a direct cost of the initial public offering, and as such, the payment was reflected as a charge to stockholders’ equity in our unaudited interim financial statements for the three months ended March 31, 2006. Management concluded, after further review and consultation with BDO Seidman, LLP, our independent registered public accounting firm, that the payment should not be accounted for as a direct cost of the initial public offering and should instead be reflected as an expense on our consolidated income statement for the three months ended March 31, 2006. Management and our Audit Committee concluded to restate our unaudited interim financial statements for the three months ended March 31, 2006 to properly record and report the correct accounting treatment of this payment. This restatement is reflected in the Company’s Form 10-Q/A for the three month period ended March 31, 2006, as filed with the SEC on July 14, 2006.

     Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Accordingly, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) re-evaluated the effectiveness of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. As part of their evaluation, they reviewed the circumstances surrounding the restatement of our previously issued unaudited interim financial statements for the three months ended March 31, 2006, as filed with the SEC on Form 10-Q/A \ on July 14, 2006.
     Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006 and as of June 30, 2006, to properly record and report the correct accounting treatment of this payment. To the extent we engage in non-routine transactions in the future, our disclosure controls and procedures now include procedures for consultation as appropriate with outside qualified consultants and performance of additional levels of review by the Company’s accounting personnel. Our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
     In addition, our disclosure controls and procedures were not effective as of December 31, 2004 to properly record and report the correct accounting treatment of deferred taxes from the Gulf Wide transaction. This restatement is described in the notes to our consolidated financial statements on Form 10-K for the year ended December 31, 2004.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     During the quarter ended June 30, 2006, the following matters were submitted by the Company to a vote of its security holders at the 2006 Annual Meeting of the Stockholders of the Company held on June 6, 2006. The proposals and results of the vote on the proposals were as follows:
(1)	Election of six members to our Board of Directors, each for a one-year term;

	For	Withheld
Mr. Bagley	25,553,378	4,804,530
Mr. Engquist	26,122,446	4,235,462
Mr. Alessi	29,112,855	1,245,053
Mr. Bruckmann	25,273,826	5,084,082
Mr. Karlson	29,211,905	1,146,003
Mr. Sawyer	25,452,621	4,905,287
(2)	A proposal to approve the Amendment to and Restatement of the Company’s 2006 Stock-Based Incentive Compensation Plan;

For	25,674,774
Against	1,885,927
Abstain	29,695
Broker non-votes	2,767,512

(3)	A proposal to ratify the appointment of BDO Seidman, LLP as our Independent Registered Public Accounting Firm.

For	30,295,360
Against	32,437
Abstain	29,111
Item 5. Other information.
     None.
Item 6. Exhibits.
A. Exhibits
10.1	H&E Equipment Services, Inc. 2006 Stock-Based Incentive Compensation Plan, as amended and restated, effective June 6, 2006 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated:August 11, 2006	By:	/s/ JOHN M. ENGQUIST
John M. Engquist
Chief Executive Officer
(Principal Executive Officer)

Dated:August 11, 2006	By:	/s/ LESLIE S. MAGEE
Leslie S. Magee
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
10.1	H&E Equipment Services, Inc. 2006 Stock-Based Incentive Compensation Plan, as amended and restated, effective June 6, 2006 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).