Form 10-Q
period 2006-09-30
H&E Equipment Services, Inc.
filed 2006-11-14
CIK 1339605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number: 000-51759

H&E Equipment Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-0553291
(State of Incorporation)	(I.R.S. Employer Identification No.)

11100 Mead Road, Suite 200, Baton Rouge, Louisiana	70816
(Address of principal executive offices)	(Zip code)
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
Yes ☐      No ☑
Number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of November 8, 2006 was 38,192,094 shares.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2006

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction activity in the markets where we operate in North America;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our substantial leverage;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and under Item 1A – “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and Item 1A – “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports and amendments thereto, filed with the SEC are available on our website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash	$5,053	$5,627
Receivables, net of allowance for doubtful accounts of $2,714 and $2,364, respectively	109,730	99,523
Inventories, net of reserve for obsolescence of $807 and $975, respectively	116,325	81,093
Prepaid expenses and other assets	4,474	1,378
Rental equipment, net of accumulated depreciation of $150,902 and $133,943, respectively	429,219	308,036
Property and equipment, net of accumulated depreciation of $25,377 and $21,142, respectively	28,339	18,284
Deferred financing costs and other intangible assets, net of accumulated amortization of $4,896 and $7,250, respectively	9,449	8,184
Goodwill	30,455	8,572

Total assets	$733,044	$530,697

LIABILITIES, MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY

Liabilities:
Amounts due on senior secured credit facility	$26,265	$106,451
Accounts payable	62,174	56,173
Manufacturer flooring plans payable	130,020	93,728
Accrued expenses payable and other liabilities	33,621	22,798
Related party obligation	709	869
Notes payable	2,400	521
Senior secured notes, net of original issue discount of $23 and $1,127, respectively	4,477	198,873
Senior subordinated notes, net of original issue discount of $8,943 at December 31, 2005	—	44,057
Senior unsecured notes	250,000	—
Deferred income taxes	5,411	645
Deferred compensation payable	3,215	11,722

Total liabilities	518,292	535,837

Commitments and contingencies
Members’ deficit	—	(5,140)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,192,094 and no shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	382	—
Additional paid-in capital	204,328	—
Retained earnings	10,042	—

Total stockholders’ equity	214,752	—

Total liabilities, members’ deficit and stockholders’ equity	$733,044	$530,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Equipment rentals	$67,327	$50,409	$185,333	$136,576
New equipment sales	60,673	36,152	173,333	99,867
Used equipment sales	29,668	26,751	97,387	76,332
Parts sales	21,024	16,986	61,574	51,202
Service revenues	14,074	10,409	39,782	29,459
Other	11,369	7,749	31,472	21,300

Total revenues	204,135	148,456	588,881	414,736

Cost of revenues:
Rental depreciation	20,644	14,354	56,674	39,394
Rental expense	10,339	12,015	31,427	35,024
New equipment sales	53,321	31,783	151,615	87,803
Used equipment sales	21,708	20,325	71,253	58,043
Parts sales	14,895	11,972	43,499	36,105
Service revenues	5,045	3,980	14,343	10,973
Other	9,436	7,229	27,005	21,700

Total cost of revenues	135,388	101,658	395,816	289,042

Gross profit	68,747	46,798	193,065	125,694

Selling, general and administrative expenses	34,118	28,219	108,545	81,342
Gain on sales of property and equipment, net	241	118	400	15

Income from operations	34,870	18,697	84,920	44,367

Other income (expense):
Interest expense	(9,060)	(10,557)	(29,342)	(30,982)
Loss on early extinguishment of debt	(40,771)	—	(40,771)	—
Other, net	245	85	675	255

Total other expense, net	(49,586)	(10,472)	(69,438)	(30,727)

Income (loss) before provision (benefit) for income taxes	(14,716)	8,225	15,482	13,640
Provision (benefit) for income taxes	(3,185)	—	3,290	171

Net income (loss)	$(11,531)	$8,225	$12,192	$13,469

Net income (loss) per common share:
Basic	$(0.30)	$0.32	$0.33	$0.53

Diluted	$(0.30)	$0.32	$0.33	$0.53

Weighted average common shares outstanding:

Basic	38,070	25,492	36,550	25,492

Diluted	38,070	25,492	36,587	25,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2006
(Unaudited)
(Amounts in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’	Members’
	Shares	Amount	Capital	Earnings	Equity	Deficit
Balances at January 1, 2006	—	$—	$—	$—	$—	$(5,140)
Net income for the period January 1, 2006 through February 2, 2006	—	—	—	—	—	2,150
Effect of the Reorganization Transactions	25,492,019	255	(3,245)	—	(2,990)	2,990
Common stock issued on February 3, 2006 pursuant to initial public offering, net of $15,915 issue costs	12,578,125	126	206,892	—	207,018	—
Issuance of common stock	121,950	1	—	—	1	—
Stock-based compensation	—	—	681	—	681	—
Net income for the period February 3, 2006 through September 30, 2006	—	—	—	10,042	10,042	—

Balances at September 30, 2006	38,192,094	$382	$204,328	$10,042	$214,752	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$12,192	$13,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	5,010	3,752
Depreciation on rental equipment	56,674	39,394
Amortization of loan discounts and deferred financing costs	2,056	2,044
Amortization of other intangible assets	34	82
Provision for losses on accounts receivable	1,457	1,096
Provision for inventory obsolescence	18	30
Provision for deferred income taxes	2,692	—
Non-cash compensation expense	681	—
Loss on early extinguishment of debt	40,771	—
Gain on sales of property and equipment, net	(400)	(15)
Gain on sales of rental equipment, net	(23,339)	(16,199)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(4,363)	(15,269)
Inventories	(58,315)	(36,378)
Prepaid expenses and other assets	(4,437)	(2,058)
Accounts payable	5,513	19,188
Manufacturer flooring plans payable	36,292	11,456
Accrued expenses payable and other liabilities	7,021	16,426
Deferred compensation payable	(8,507)	864

Net cash provided by operating activities	71,050	37,882

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(56,961)	—
Purchases of property and equipment	(13,353)	(5,672)
Purchases of rental equipment	(174,372)	(117,723)
Proceeds from sales of property and equipment	1,841	725
Proceeds from sales of rental equipment	76,068	61,494

Net cash used in investing activities	(166,777)	(61,176)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	207,018	—
Borrowings on senior secured credit facility	718,819	424,867
Payments on senior secured credit facility	(799,005)	(398,955)
Proceeds from issuance of senior unsecured notes	250,000	—
Principal payment of senior secured notes	(214,608)	—
Principal payment of senior subordinated notes	(59,155)	—
Payments of deferred financing costs	(8,816)	(10)
Payments of related party obligation	(225)	(225)
Proceeds from issuance of notes payable	1,271	—
Principal payments of notes payable	(146)	(181)
Payments on capital lease obligations	—	(1,120)

Net cash provided by financing activities	95,153	24,376

Net increase (decrease) in cash	(574)	1,082
Cash, beginning of period	5,627	3,358

Cash, end of period	$5,053	$4,440

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the nine months ended September 30, 2006 and 2005
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Supplemental schedule of noncash investing activities:
Assets transferred from new and used inventory to rental fleet	$23,980	$19,573

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,880	$22,084

Income taxes	$576	$171

As of September 30, 2006 and 2005, we had $130.0 million and $62.7 million, respectively, in manufacturer flooring plans payable outstanding, which are used to finance purchases of inventory and rental equipment.
The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2006
(1) Organization and Nature of Operations
Basis of Presentation
     In connection with our initial public offering of common stock in February 2006 (see note 3 to the condensed consolidated financial statements for further information regarding our initial public offering), we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. All references to common stock share and per share amounts included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had taken place as of the beginning of the earliest period presented.
     Our condensed consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., and our recent acquisition, as described in note 4 to the condensed consolidated financial statements, of Eagle High Reach Equipment, Inc. (H&E California Holdings, Inc.) and Eagle High Reach Equipment, LLC (H&E Equipment Services (California LLC)), consummated on February 28, 2006, collectively referred to herein as “we” or “us” or “our” or the “Company.”
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain items in the prior periods have been reclassified to make the presentation consistent with the current reporting periods. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which revises SFAS No. 123 and supersedes APB Opinion No. 25 and related interpretations. SFAS 123(R) requires all share-based payment transactions, including grants of stock options, restricted stock awards, performance-based awards, shares appreciation rights and employee stock purchase plans to be valued at fair value on the date of grant, and to be expensed over the requisite service period. SFAS 123(R) is effective for the annual reporting period beginning after June 15, 2005. SFAS 123(R) became effective for us on January 1, 2006. For the nine months ended September 30, 2006, we incurred approximately $0.7 million of non-cash compensation expense related to stock grants and stock options.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 (“APB 20”), “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Charges in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income at the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 became effective for accounting principle changes and corrections of errors in previously issued financial statements made after January 1, 2006. We applied SFAS 154 in connection with the restatement of our consolidated financial statements included in our Form 10-Q/A for the three-month period ended March 31, 2006.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently assessing the impact of adopting FIN 48 but does not expect that it will have a material impact on our financial position, results of operations and cash flows.
     In June 2006, EITF Issue No. 06-3 (“EITF 06-3”) became authoritative GAAP. EITF 06-3 addresses how taxes collected from customers and remitted to governmental authorities should be presented in the statement of operations. EITF 06-3 permits companies to present either on a gross or net basis sales and other taxes that are imposed on and concurrent with revenue-producing transactions between a seller and a customer. The gross method includes the taxes in revenues and costs; the net basis excludes the taxes from revenues. We currently collect significant amounts of sales taxes from customers and remit those taxes to various governmental agencies as prescribed by the taxing jurisdictions in which we operate. In accordance with EITF 06-03, we present such taxes on a net basis.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Specifically, SAB 108 requires that public companies utilize a “dual-approach” to assessing quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on our consolidated financial position or results of operations.
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
Additionally, we paid $8.0 million to Bruckmann, Rosser, Sherill & Co., L.L.C. (an affiliate of Bruckmann, Rosser, Sherill & Co., L.P. and Bruckmann, Rosser, Sherill & Co. II, L.P., two of our principal stockholders) in connection with the termination of a management services agreement. The remaining net proceeds of approximately $6.6 million were used for general corporate purposes.
(4) Acquisition
     We completed, effective as of February 28, 2006, the previously announced acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC for an estimated consideration of approximately $66.2 million, consisting of cash paid of $59.9 million, liabilities assumed of $3.6 million, liabilities incurred of $2.1 million, and transaction costs of $0.6 million. The Eagle purchase price was determined based on the expected cash flows from the Eagle business and negotiation with the sellers. The purchase price was funded out of the proceeds from our recently completed initial public offering (see note 3 to the condensed consolidated financial statements for further information on our initial public offering). Prior to the acquisition Eagle was a privately-held construction and industrial equipment rental company. Eagle serves the southern California construction and industrial markets out of four locations. This acquisition marks our initial entry into the southern California market and is consistent with our business strategy. For further information on our business strategy, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.
     The Eagle acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based an estimate of their fair values as determined by a valuation performed by an independent national firm. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Eagle to the overall corporate strategy. We estimate that approximately $9.9 million of the goodwill acquired will be tax deductible. Additionally, we are in the process of evaluating the allocation of Eagle goodwill to our reporting units. Our operating results for the nine month period ended September 30, 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.
     The following table summarizes our purchase price allocation based on fair values of the Eagle assets acquired and liabilities assumed in February 2006 (amounts in thousands).

Cash	$32
Receivables	7,300
Inventories	915
Rental equipment	32,235
Property and equipment	3,153
Prepaid expenses and other assets	654
Goodwill	21,883
Accounts payable	(483)
Accrued expenses payable and other liabilities	(2,349)
Deferred income taxes	(2,073)
Notes payable	(755)

Net assets acquired	$60,512

     The following table contains pro forma condensed consolidated statements of operations information for the three and nine month periods ended September 30, 2006 and 2005, as if the Eagle transaction had occurred at the beginning of each respective period presented (amounts in thousands except per share data).

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenues	$204,135	$157,208	$594,209	$438,969
Gross profit	68,747	51,039	194,839	137,647
Operating income	34,870	20,058	84,212	46,922
Net income (loss)	$(11,531)	$8,928	$11,842	$15,133
Basic net income (loss) per common share	$(0.30)	$0.35	$0.32	$0.59
Diluted net income (loss) per common share	$(0.30)	$0.35	$0.32	$0.59
     Net income (loss) and the resulting net income (loss) per common share for the three and nine months ended September 30, 2006 includes the $40.8 million, or $32.0 million after tax, loss on early extinguishment of debt. See note 7 to the condensed consolidated financial statements for additional information on these transactions.
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
     SFAS 123(R) became effective for us in the first quarter of our current fiscal year ending December 31, 2006. Under the provisions of SFAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).
Non-vested Stock
     On February 22, 2006, we issued non-vested stock grants for 121,950 shares of our common stock. These stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unrecognized compensation cost related to these awards is expected to be expensed over the period the restrictions lapse (one to three years). Compensation expense was determined based on the $24.60 market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of September 30, 2006, we have unrecognized compensation expense of $2.4 million associated with these awards. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006 was $0.3 million and $0.6 million, respectively. At September 30, 2006, there were 121,950 non-vested shares outstanding.
Stock Options
     On February 22, 2006, stock options for 45,000 shares of our common stock were granted by the Company, subject to stockholder approval of the amendment to and restatement of the Stock Incentive Plan at the Company’s annual meeting of stockholders, with an exercise price of $24.60 per share, the market price of our stock on the date of grant. These options vest in three equal parts over three years and expire ten years from the date of grant. On June 6, 2006, the Company’s stockholders approved the amendment to and restatement of the Stock Incentive Plan.
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
     At September 30, 2006, there was $0.6 million of unrecognized compensation cost related to these stock options awards that is expected to be recognized over a period of 2.4 years. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $0.1 million for the three and nine months ended September 30, 2006, respectively. At September 30, 2006, 45,000 options were outstanding with a grant-date value of $14.62 per share. The weighted average exercise price of options outstanding is $24.60. The market price of our common stock at September 30, 2006 was $24.39 as compared to an exercise price of $24.60 to be paid by the optionee. None of the options outstanding were exercisable as of September 30, 2006.
     Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,401,467 shares as of September 30, 2006.
(6) Earnings per Share
     Earnings per common share for the three and nine months ended September 30, 2006 and 2005 are based on the weighted average number of common shares outstanding during the period and have been retroactively adjusted for the three and nine month periods ended September 30, 2006 and 2005, to reflect the Reorganization Transactions as if the Reorganization Transactions had occurred at the beginning of the earliest year presented. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2006 and 2005 (amounts in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic net income (loss) per share:
Net income (loss)	$(11,531)	$8,225	$12,192	$13,469
Weighted average number of common shares outstanding	38,070	25,492	36,550	25,492
Net income (loss) per common share — basic	$(0.30)	$0.32	$0.33	$0.53

Diluted net income per share:
Net income (loss)	$(11,531)	$8,225	$12,192	$13,469
Weighted average number of common shares outstanding	38,070	25,492	36,550	25,492
Effect of dilutive securities:
Effect of dilutive stock options and non-vested stock	—	—	37	—

Weighted average number of shares outstanding — diluted	38,070	25,492	36,587	25,492

Net income (loss) per common share — diluted	$(0.30)	$0.32	$0.33	$0.53

Common shares excluded from the denominator as anti-dilutive:
Stock options and non-vested stock	53	—	—	—

(7) Senior Unsecured Notes
     On August 4, 2006, the Company completed its cash tender offer and consent solicitation for their 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”). Additionally, the Company announced the closing of its previously announced private offering of $250 million aggregate principal amount of its 8 3/8% senior unsecured notes due 2016 (the “New Notes”).
     Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. The Company used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under its existing senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior secured notes was $217.6 million. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior subordinated notes was approximately $60.1 million. Aggregate offering expenses totaled approximately $1.9 million.
     In connection with the above transactions, the Company recorded a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2006 of approximately $40.8 million, or approximately $32.0 million after-tax, reflecting payment of the $25.3 million of tender premiums and other estimated costs of $0.5 million in connection with the tender offer and consent solicitation, combined with the write off of approximately $5.4 million of unamortized deferred financing costs of the Notes and $9.6 million of remaining unamortized original issue discount on the Notes.
     The amendments to the indentures pursuant to which the Notes were issued which were proposed in connection with the tender offer and consent solicitation became operative on August 4, 2006. The amendments to the indentures eliminate substantially all of the restrictive covenants and eliminate or modify certain events of default and related provisions contained in the indentures.
     The New Notes were issued at par and require semiannual interest payments on January 15th and July 15th of each year, beginning on July 15, 2007. No principal payments are due until maturity (January 15, 2016). We may redeem some or all of the New Notes on or after July 15, 2011, at the applicable redemption prices plus accrued and unpaid interest and additional interest, if any, to the date of redemption. Additionally, we may redeem up to 35% of the aggregate principal amount of the notes using net cash proceeds from equity offerings completed on or prior to July 15, 2009.

     The New Notes rank equal in right of payment to all of our and our guarantors’ existing and future unsecured senior indebtedness and senior in right of payment to any of our or our guarantors’ future subordinated indebtedness. The New Notes are effectively junior in priority to our and our guarantors’ obligations under all of our existing and future secured indebtedness, including borrowings under our senior secured credit facility, the $4.5 million of senior secured notes outstanding at September 30, 2006, and any other secured obligations, in each case, to the extent of the value of the assets securing such obligations. The New Notes are also effectively junior to all liabilities (including trade payables) of our non-guarantor subsidiaries.
     Concurrently with the closing of the private offering, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), amending and restating the Company’s senior secured credit agreement primarily to, (i) increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million; (ii) reduce the applicable unused line fee margin” in respect of undrawn commitments to 0.25%,; (iii) increase the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value to the lesser of 100% of net book value or 85% of orderly liquidation value; (iv) extend the maturity date of the facility from February 10, 2009 to August 4, 2011; and (v) add H&E Equipment Services (California), LLC as a borrower. Furthermore, the Amended Credit Agreement changed the measurement frequency of our computed “Leverage Ratio” from a monthly calculation to a quarterly calculation. The Company paid $1.4 million to the “Lenders” in connection with this Amended Credit Agreement and incurred other transaction costs of approximately $0.2 million. As of September 30, 2006, we had $26.3 million of outstanding borrowings under our senior secured credit facility with $215.4 million of additional borrowing availability, net of $8.3 million of issued standby letters of credit. As of September 30, 2006, the Company was in compliance with its financial covenant under its Amended and Restated Credit Agreement.
     On October 3, 2006, the Company and the guarantors filed a Form S-4 Registration Statement, as subsequently amended on October 11, 2006, with respect to an offer to exchange the New Notes for notes of the Company being issued in a transaction registered under the Securities Act of 1933, as amended, having terms identical in all material respects to the New Notes (except that the exchange notes will not contain terms with respect to transfer restrictions). Upon the Form S-4 Registration Statement being declared effective on October 13, 2006, the Company launched the exchange offer. The exchange offer expired on November 13, 2006, with $250.0 million of the aggregate principal amount, or 100%, of the New Notes exchanged for new notes registered under the Securities Act of 1933, as amended.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Equipment rentals	$67,327	$50,409	$185,333	$136,576
New equipment sales	60,673	36,152	173,333	99,867
Used equipment sales	29,668	26,751	97,387	76,332
Parts sales	21,024	16,986	61,574	51,202
Service revenue	14,074	10,409	39,782	29,459

Total segmented revenues	192,766	140,707	557,409	393,436
Non-segmented revenues	11,369	7,749	31,472	21,300

Total revenues	$204,135	$148,456	$588,881	$414,736

Gross Profit:
Equipment rentals	$36,344	$24,040	$97,232	$62,158
New equipment sales	7,352	4,369	21,718	12,064
Used equipment sales	7,960	6,426	26,134	18,289

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Parts sales	6,129	5,014	18,075	15,097
Service revenue	9,029	6,429	25,439	18,486

Total segmented gross profit	66,814	46,278	188,598	126,094
Non-segmented gross profit (loss)	1,933	520	4,467	(400)

Total gross profit	$68,747	$46,798	$193,065	$125,694

	Balances at
	September 30,	December 31,
	2006	2005
Segment identified assets:
Equipment sales	$95,192	$62,344
Equipment rentals	429,219	308,036
Parts and service	21,133	18,749

Total segment identified assets	545,544	389,129
Non-segment identified assets	187,500	141,568

Total assets	$733,044	$530,697

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
     The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The financial statements of H&E Equipment Services (California), LLC and H&E California Holdings, Inc. included are from the date of the Company’s acquisition of Eagle, February 28, 2006, to September 30, 2006 and as of September 30, 2006.

CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)

	As of September 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Assets:
Cash	$4,972	$81	$—	$5,053
Receivables, net	96,511	13,219	—	109,730
Inventories, net	112,432	3,893	—	116,325
Prepaid expenses and other assets	4,320	154	—	4,474
Rental equipment, net	368,520	60,699	—	429,219
Property and equipment, net	23,823	4,516	—	28,339
Deferred financing costs and other intangible assets, net	9,449	—	—	9,449
Investment in guarantor subsidiaries	12,044	—	(12,044)	—
Goodwill	30,455	—	—	30,455

Total assets	$662,526	$82,562	$(12,044)	$733,044

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$26,265	$—	$—	$26,265
Accounts payable	62,153	21	—	62,174
Manufacturer flooring plans payable	130,020	—	—	130,020
Accrued expenses payable and other liabilities	32,712	909	—	33,621
Intercompany balance	(68,839)	68,839	—	—
Related party obligation	709	—	—	709
Notes payable	1,651	749	—	2,400
Senior secured notes, net of discount	4,477	—	—	4,477
Senior unsecured notes	250,000	—	—	250,000
Deferred income taxes	5,411	—	—	5,411
Deferred compensation payable	3,215	—	—	3,215

Total liabilities	447,774	70,518	—	518,292
Stockholders’ equity	214,752	12,044	(12,044)	214,752

Total liabilities and stockholders’ equity	$662,526	$82,562	$(12,044)	$733,044

CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)

	As of December 31, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Assets:
Cash	$5,610	$17	$—	$5,627
Receivables, net	95,427	4,096	—	99,523
Inventories, net	76,533	4,560	—	81,093
Prepaid expenses and other assets	1,378	—	—	1,378
Rental equipment, net	298,708	9,328	—	308,036
Property and equipment, net	17,526	758	—	18,284
Deferred financing costs, net	8,184	—	—	8,184
Investment in guarantor subsidiaries	7,025	—	(7,025)	—
Goodwill	8,572	—	—	8,572

Total assets	$518,963	$18,759	$(7,025)	530,697

Liabilities and Member’s Equity (Deficit):
Amount due on senior secured credit facility	$102,980	$3,471	$—	$106,451
Accounts payable	56,173	—	—	56,173
Manufacturer flooring plans payable	93,728	—	—	93,728
Accrued expenses payable and other liabilities	22,696	102	—	22,798
Intercompany balance	(8,161)	8,161	—	—
Related party obligation	869	—	—	869
Notes payable	521	—	—	521
Senior secured notes, net of discount	198,873	—	—	198,873
Senior subordinated notes, net of discount	44,057	—	—	44,057
Deferred income taxes	645	—	—	645
Deferred compensation payable	11,722	—	—	11,722

Total liabilities	524,103	11,734	—	535,837
Members’ equity (deficit)	(5,140)	7,025	(7,025)	(5,140)

Total liabilities and members’ equity (deficit)	$518,963	$18,759	$(7,025)	$530,697

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Amounts in thousands)

	Three Months Ended September 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$56,205	$11,122	$—	$67,327
New equipment sales	58,659	2,014	—	60,673
Used equipment sales	27,270	2,398	—	29,668
Parts sales	20,162	862	—	21,024
Service revenue	13,528	546	—	14,074
Other	9,855	1,514	—	11,369

Total revenues	185,679	18,456	—	204,135

Cost of revenues:
Rental depreciation	17,548	3,096	—	20,644
Rental expense	8,912	1,427	—	10,339
New equipment sales	51,557	1,764	—	53,321
Used equipment sales	20,066	1,642	—	21,708
Parts sales	14,298	597	—	14,895
Service revenue	4,874	171	—	5,045
Other	8,040	1,396	—	9,436

Total cost of revenues	125,295	10,093	—	135,388

Gross profit:
Equipment rentals	29,745	6,599	—	36,344
New equipment sales	7,102	250	—	7,352
Used equipment sales	7,204	756	—	7,960
Parts sales	5,864	265	—	6,129
Service revenue	8,654	375	—	9,029
Other	1,815	118	—	1,933

Gross profit	60,384	8,363	—	68,747

Selling, general and administrative expenses	30,499	3,619	—	34,118
Equity in earnings of guarantor subsidiaries	3,192	—	(3,192)	—
Gain on sale of property and equipment	139	102	—	241

Income from operations	33,216	4,846	(3,192)	34,870

Other income (expense):
Interest expense	(7,397)	(1,663)	—	(9,060)
Loss on early extinguishment of debt	(40,771)	—	—	(40,771)
Other, net	236	9	—	245

Total other expense, net	(47,932)	(1,654)	—	(49,586)

Income (loss) before provision (benefit) for income taxes	(14,716)	3,192	(3,192)	(14,716)
Income tax provision (benefit)	(3,185)	—	—	(3,185)

Net income (loss)	$(11,531)	$3,192	$(3,192)	$(11,531)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Amounts in thousands)

	Three Months Ended September 30, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$48,222	$2,187	$—	$50,409
New equipment sales	34,861	1,291	—	36,152
Used equipment sales	25,482	1,269	—	26,751
Parts sales	16,372	614	—	16,986
Service revenue	10,033	376	—	10,409
Other	7,427	322	—	7,749

Total revenues	142,397	6,059	—	148,456

Cost of revenues:
Rental depreciation	13,689	665	—	14,354
Rental expense	11,766	249	—	12,015
New equipment sales	30,656	1,127	—	31,783
Used equipment sales	19,367	958	—	20,325
Parts sales	11,549	423	—	11,972
Service revenue	3,881	99	—	3,980
Other	6,914	315	—	7,229

Total cost of revenues	97,822	3,836	—	101,658

Gross profit:
Equipment rentals	22,767	1,273	—	24,040
New equipment sales	4,205	164	—	4,369
Used equipment sales	6,115	311	—	6,426
Parts sales	4,823	191	—	5,014
Service revenue	6,152	277	—	6,429
Other	513	7	—	520

Gross profit	44,575	2,223	—	46,798

Selling, general and administrative expenses	26,804	1,415	—	28,219
Equity in loss of guarantor subsidiaries	483	—	(483)	—
Gain on sale of property and equipment	106	12	—	118

Income from operations	18,360	820	(483)	18,697

Other income (expense):
Interest expense	(10,216)	(341)	—	(10,557)
Other, net	81	4	—	85

Total other expense, net	(10,135)	(337)	—	(10,472)

Income before provision for income taxes	8,225	483	(483)	8,225
Income tax provision	—	—	—	—

Net income	$8,225	$483	$(483)	$8,225

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Amounts in thousands)

	Nine Months Ended September 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$160,730	$24,603	$—	$185,333
New equipment sales	167,944	5,389	—	173,333
Used equipment sales	90,354	7,033	—	97,387
Parts sales	59,319	2,255	—	61,574
Service revenue	38,444	1,338	—	39,782
Other	28,119	3,353	—	31,472

Total revenues	544,910	43,971	—	588,881

Cost of revenues:
Rental depreciation	49,741	6,933	—	56,674
Rental expense	27,592	3,835	—	31,427
New equipment sales	146,990	4,625	—	151,615
Used equipment sales	66,340	4,913	—	71,253
Parts sales	41,968	1,531	—	43,499
Service revenue	13,934	409	—	14,343
Other	23,849	3,156	—	27,005

Total cost of revenues	370,414	25,402	—	395,816

Gross profit:
Equipment rentals	83,397	13,835	—	97,232
New equipment sales	20,954	764	—	21,718
Used equipment sales	24,014	2,120	—	26,134
Parts sales	17,351	724	—	18,075
Service revenue	24,510	929	—	25,439
Other	4,270	197	—	4,467

Gross profit	174,496	18,569	—	193,065

Selling, general and administrative expenses	98,378	10,167	—	108,545
Equity in earnings of guarantor subsidiaries	5,019	—	(5,019)	—
Gain on sale of property and equipment	268	132	—	400

Income from operations	81,405	8,534	(5,019)	84,920

Other income (expense):
Interest expense	(25,814)	(3,528)	—	(29,342)
Loss on early extinguishment of debt	(40,771)	—	—	(40,771)
Other, net	662	13	—	675

Total other expense, net	(65,923)	(3,515)	—	(69,438)

Income before income taxes	15,482	5,019	(5,019)	15,482
Income tax provision	3,290	—	—	3,290

Net income	$12,192	$5,019	$(5,019)	$12,192

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Amounts in thousands)

	Nine Months Ended September 30, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$131,408	$5,168	$—	$136,576
New equipment sales	95,976	3,891	—	99,867
Used equipment sales	71,218	5,114	—	76,332
Parts sales	49,593	1,609	—	51,202
Service revenue	28,464	995	—	29,459
Other	20,443	857	—	21,300

Total revenues	397,102	17,634	—	414,736

Cost of revenues:
Rental depreciation	37,702	1,692	—	39,394
Rental expense	34,248	776	—	35,024
New equipment sales	84,485	3,318	—	87,803
Used equipment sales	54,294	3,749	—	58,043
Parts sales	34,990	1,115	—	36,105
Service revenue	10,695	278	—	10,973
Other	20,806	894	—	21,700

Total cost of revenues	277,220	11,822	—	289,042

Gross profit:
Equipment rentals	59,458	2,700	—	62,158
New equipment sales	11,491	573	—	12,064
Used equipment sales	16,924	1,365	—	18,289
Parts sales	14,603	494	—	15,097
Service revenue	17,769	717	—	18,486
Other	(363)	(37)	—	(400)

Gross profit	119,882	5,812	—	125,694

Selling, general and administrative expenses	77,377	3,965	—	81,342
Equity in loss of guarantor subsidiaries	982	—	(982)	—
Gain (loss) on sale of property and equipment	(6)	21	—	15

Income from operations	43,481	1,868	(982)	44,367

Other income (expense):
Interest expense	(30,091)	(891)	—	(30,982)
Other, net	250	5	—	255

Total other expense, net	(29,841)	(886)	—	(30,727)

Income before provision for income taxes	13,640	982	(982)	13,640
Provision for income taxes	171	—	—	171

Net income	$13,469	$982	$(982)	$13,469

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$12,192	$5,019	$(5,019)	$12,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	4,466	544	—	5,010
Depreciation on rental equipment	49,852	6,822	—	56,674
Amortization of other intangible assets	34	—	—	34
Amortization of loan discounts and deferred financing costs	2,056	—	—	2,056
Provision for losses on accounts receivable	1,457	—	—	1,457
Provision for inventory obsolescence	18	—	—	18
Gain on sale of property and equipment	(268)	(132)	—	(400)
Gain on sale of rental equipment	(16,293)	(7,046)	—	(23,339)
Provision for deferred taxes	2,692	—	—	2,692
Non-cash compensation expense	681	—	—	681
Loss on early extinguishment of debt	40,771	—	—	40,771
Equity in earnings of guarantor subsidiaries	(5,019)	—	5,019	—
Changes in operating assets and liabilities:
Receivables, net	(2,678)	(1,685)	—	(4,363)
Inventories, net	(31,572)	(26,743)	—	(58,315)
Prepaid expenses and other assets	(2,941)	(1,496)		(4,437)
Accounts payable	5,980	(467)	—	5,513
Manufacturer flooring plans payable	36,292	—	—	36,292
Accrued expenses payable and other liabilities	6,214	807	—	7,021
Intercompany balance	(60,678)	60,678	—	—
Deferred compensation payable	(8,507)	—	—	(8,507)

Net cash provided by operating activities	34,749	36,301	—	71,050

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(15,051)	(41,910)	—	(56,961)
Purchases of property and equipment	(12,377)	(976)	—	(13,353)
Purchases of rental equipment	(177,421)	3,049	—	(174,372)
Proceeds from sale of property and equipment	1,882	(41)	—	1,841
Proceeds from sale of rental equipment	69,705	6,363	—	76,068

Net cash used in investing activities	(133,262)	(33,515)	—	(166,777)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	207,018	—	—	207,018
Borrowings on senior secured credit facility	718,819	—	—	718,819
Payments on senior secured credit facility	(795,534)	(3,471)	—	(799,005)
Proceeds from issuance of senior unsecured notes, net of issue costs	250,000	—	—	250,000
Principal payment of senior secured notes	(214,608)	—	—	(214,608)
Principal payment of senior subordinated notes	(59,155)	—	—	(59,155)
Payments of deferred financing costs	(8,816)	—	—	(8,816)
Payments of related party obligation	(225)	—	—	(225)
Proceeds from issuance of notes payable	1,271	—	—	1,271
Principal payments of notes payable	(895)	749	—	(146)

Net cash provided by (used in) financing activities	97,875	(2,722)	—	95,153

Net increase (decrease) in cash	(638)	64	—	(574)
Cash, beginning of period	5,610	17	—	5,627

Cash, end of period	$4,972	$81	$—	$5,053

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$13,469	$982	$(982)	$13,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	3,602	150	—	3,752
Depreciation on rental equipment	37,702	1,692	—	39,394
Amortization of other intangible assets	82	—	—	82
Amortization of loan discounts and deferred financing costs	2,044	—	—	2,044
Provision for losses on accounts receivable	997	99	—	1,096
Provision for obsolescence	30	—	—	30
Gain on sale of property and equipment	6	(21)	—	(15)
Gain on sale of rental equipment	(14,860)	(1,339)	—	(16,199)
Equity in earnings of guarantor subsidiaries	(982)	—	982	—
Changes in operating assets and liabilities:
Receivables, net	(14,546)	(723)	—	(15,269)
Inventories, net	(36,742)	364	—	(36,378)
Prepaid expenses and other assets	(2,058)	—	—	(2,058)
Accounts payable	19,188	—	—	19,188
Manufacturer flooring plans payable	11,456	—	—	11,456
Accrued expenses payable and other liabilities	16,317	109	—	16,426
Intercompany balance	5,095	(5,095)	—	—
Deferred compensation payable	864	—	—	864

Net cash provided by (used in) operating activities	41,664	(3,782)	—	37,882

Cash flows from investing activities:
Purchases of property and equipment	(5,215)	(457)	—	(5,672)
Purchases of rental equipment	(117,010)	(713)	—	(117,723)
Proceeds from sale of property and equipment	712	13	—	725
Proceeds from sale of rental equipment	56,566	4,928	—	61,494

Net cash provided by (used in) investing activities	(64,947)	3,771	—	(61,176)

Cash flows from financing activities:
Borrowings on senior secured credit facility	424,867	—	—	424,867
Payments on senior secured credit facility	(398,955)	—	—	(398,955)
Payment of deferred financing costs	(10)			(10)
Payment of related party obligation	(225)	—	—	(225)
Principal payments of notes payable	(181)	—	—	(181)
Payments on capital lease obligations	(1,120)	—	—	(1,120)

Net cash provided by financing activities	24,376	—	—	24,376

Net increase (decrease) in cash	1,093	(11)	—	1,082
Cash, beginning of period	3,334	24	—	3,358

Cash, end of period	$4,427	$13	$—	$4,440

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2006, and the results of their operations for the three and nine month periods ended September 30, 2006, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     As of November 8, 2006, we operated 47 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast and Southeast regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005 present the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill, obsolescence reserves on inventory, and deferred income taxes, including the valuation of any related deferred tax assets.
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
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine months ended September 30, 2006, approximately 31.5% of our total revenues were attributable to equipment rentals, 29.4% of our total revenues were attributable to new equipment sales, 16.5% were attributable to used equipment sales, 10.5% were attributable to parts sales, 6.8% were attributable to our service revenues and 5.3% were attributable to non-segmented other revenues.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine months ended September 30, 2006, our total cost of revenues was approximately $395.8 million. Our operating expenses consist principally of selling, general and administrative expense. For the nine months ended September 30, 2006, our selling, general and administrative expenses were approximately $108.5 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statement of income are not generally allocated to our reportable segments.
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
     Rental Expense. Rental expense represents the costs associated with rental equipment, including, among other things, the cost of servicing and maintaining our rental equipment, property taxes on our fleet, equipment operating lease expense and other miscellaneous costs of rental equipment. As discussed in Note 3 to the condensed consolidated financial statements, we used a portion of the proceeds from our initial public offering in February 2006 to purchase our rental equipment under operating leases.
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
Interest Expense:
     Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior secured notes due 2012 and senior unsecured notes due 2016 and notes payable. Additionally, interest expense for the periods presented includes interest on our senior subordinated notes through August 4, 2006, the date upon which these notes were repaid. Interest expense also includes non-cash interest expense related to the amortization cost of (1) deferred financing costs and (2) original issue discount related to our senior secured notes and senior subordinated notes (through August 4, 2006). See Note 7 to the condensed consolidated financial statements in this quarterly report for additional information on our recent refinancing.
Principal Cash Flows
     We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under our revolving senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures.
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Our rental fleet, as of September 30, 2006, consisted of 18,173 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $648.07 million. As of September 30, 2006, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Aerial Work Platforms	13,765	75.7%	$433.7	66.9%	45.1
Cranes	355	1.9%	75.0	11.6%	44.5
Earthmoving	1,030	5.7%	79.5	12.3%	17.9
Lift Trucks	1,377	7.6%	38.3	5.9%	27.7
Other	1,646	9.1%	21.6	3.3%	31.8

Total	18,173	100.0%	$648.1	100.0%	41.0

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. On average, we decreased the age of our rental fleet by approximately 1.5 months during the nine months ended September 30, 2006 exclusive of Eagle. When combined with Eagle, we decreased the average age of our rental fleet by approximately 0.1 months. The average age of the acquired Eagle fleet was approximately 57.8 months. The Eagle fleet has de-aged in excess of one year since our acquisition of Eagle. The majority of the de-aging has occurred, by design, with the fleet assigned to our Eagle operations. We have made significant progress in reducing Eagle’s fleet age through a combination of disposing of older fleet and adding new fleet. We increased our overall gross rental fleet, through the normal course of business activities, by approximately $40.6 million during the nine months ended September 30, 2006, and $125.7 million when combined with the Eagle fleet. We acquired approximately $70.1 million of gross rental fleet in the Eagle acquisition. We also increased for the nine month period ended September 30, 2006, our average rental rates by approximately 5.0%. The mix among our four core product lines remained consistent with that of prior years. As a result of our in-house service capabilities and extensive maintenance program, we believe our fleet is extremely well-maintained.
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
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed Item 1A-“Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as well as in Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, include:
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
     Our operating results for the three and nine months ended September 30, 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
     Revenues.

	Three Months Ended			Total
	September 30,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in millions, except percentages)
Segment Revenues:
Equipment rentals	$67.3	$50.4	$16.9	33.5%
New equipment sales	60.7	36.2	24.5	67.7%
Used equipment sales	29.7	26.8	2.9	10.8%
Parts sales	21.0	17.0	4.0	23.5%
Services revenues	14.1	10.4	3.7	35.6%
Non-Segmented revenues	11.3	7.7	3.6	46.8%

Total revenues	$204.1	$148.5	$55.6	37.4%

     Total Revenues. Our total revenues were $204.1 million for the three months ended September 30, 2006 compared to $148.5 million for the same period in 2005, an increase of $55.6 million, or 37.4%. Revenues increased for all reportable segments primarily as a result of increased customer demand for our products and services. Total revenues related to Eagle included in our 2006 operating results for the three months ended September 30, 2006 were $10.5 million.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended September 30, 2006 increased $16.9 million, or 33.5%, to $67.3 million from $50.4 million for the same three-month period in 2005. The increase is primarily a result of improved rental rates and larger fleet size. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $13.0 million, cranes increased $0.6 million, earthmoving increased $1.2 million, lift trucks increased $1.0 million and other equipment rentals increased $1.1 million. Total equipment rental revenues for the three months ended September 30, 2006 related to Eagle included in our 2006 operating results were $8.2 million. Rental equipment dollar utilization (quarterly rental revenues divided by the average quarterly original rental fleet equipment costs for three months ended September 30) was approximately 42.4% in 2006 compared to 39.9% in 2005.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended September 30, 2006 increased $24.5 million, or 67.7%, to $60.7 million from $36.2 million for the comparable period in 2005. Sales of new cranes increased $18.3 million, aerial work platforms increased $3.0 million, new earthmoving sales increased $3.1 million and new lift trucks increased $1.1 million. Other new equipment sales decreased by $1.0 million. Total new equipment sales revenues for the three months ended September 30, 2006 related to Eagle included in our 2006 operating results were $0.3 million.
     Used Equipment Sales Revenues. Our used equipment sales increased $2.9 million, or 10.8%, to $29.7 million for the three months ended September 30, 2006 from $26.8 million for the same period in 2005. For the three month period ended September 30, 2006, our used equipment sales from the fleet were approximately 148.2% of net book value compared to 135.8% for the three month period ended September 30, 2005. Total used equipment sales revenues for the three months ended September 30, 2006 related to Eagle included in our 2006 operating results were $0.7 million.
     Parts Sales Revenues. Our parts sales increased $4.0 million, or 23.5%, to $21.0 million for the three months ended September 30, 2006 from $17.0 million in the 2005 comparable period. Of the $4.0 million increase for the three months ended September 30, 2006, $0.2 million was attributable to Eagle. The remaining increase was primarily attributable to increased customer demand for parts.
     Service Revenues. Our service revenues for the three months ended September 30, 2006 increased $3.7 million, or 35.6%, to $14.1 million from $10.4 million for the same period last year primarily attributable to increased customer demand for service support.
     Non-Segmented Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended September 30, 2006, our other revenue increased $3.6 million, or 46.8%, over the same period last year. These support activities increased due to a combination of the increases in charge-out rates and in the volume of our primary business activities, combined with Eagle revenues of $1.0 million in the current period.
     Gross Profit.

	Three Months Ended			Total
	September 30,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in millions, except for percentages)
Segment Gross Profit:
Equipment rentals	$36.3	$24.0	$12.3	51.3%
New equipment sales	7.4	4.4	3.0	68.2%
Used equipment sales	8.0	6.4	1.6	25.0%
Parts sales	6.1	5.0	1.1	22.0%
Services	9.0	6.4	2.6	40.6%
Non-Segmented gross profit (loss)	1.9	0.6	1.3	216.7%

Total gross profit	$68.7	$46.8	$21.9	46.8%

     Total Gross Profit. Our total gross profit was $68.7 million for the three months ended September 30, 2006 compared to $46.8 million for the three months ended September 30, 2005, a $21.9 million, or 46.8%, increase. Gross profit increased primarily as a result of increased rental revenues combined with reduced rental expense. In addition, we were able to sell our used equipment at a higher gross margin largely due to an increase in demand for well-maintained used equipment. Total gross profit margin for three months ended September 30, 2006 was 33.7%, an increase of 2.2% from the 31.5% gross profit margin for the same three-month period in 2005. Total gross profit related to Eagle included in our operating results for the three months ended September 30, 2006 was $5.1 million. Our gross profit was attributable to:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended September 30, 2006 increased $12.3 million, or 51.3%, to $36.3 million from $24.0 million in the same period in 2005. The increase is primarily a result of an $16.9 million increase in rental revenue and a $1.6 million decrease in rental expense. Eagle’s rental operations contributed $4.7 million of the total gross profit increase for the period. These improvements in gross profit were partially offset by a $6.2 million increase in rental depreciation expense as a result of a larger fleet.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended September 30, 2006 increased $3.0 million, or 68.2%, to $7.4 million compared to $4.4 million for the same period last year. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenue and the mix of equipment sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended September 30, 2006 increased $1.6 million, or 25.0%, to $8.0 million from the $6.4 million for the same period in 2005, of which Eagle contributed $0.2 million of the increase. The remaining increase in used equipment sales gross profit was primarily the result of higher used equipment sales, improved margins and the mix of used equipment sold.
     Parts Sales Gross Profit. For the three months ended September 30, 2006, our parts sales revenue gross profit increased $1.1 million, or 22.0%, to $6.1 million from $5.0 million for the same period in 2005. The increase was primarily attributable to increased customer demand for parts service.
     Service Revenues Gross Profit. For the three months ended September 30, 2006, our service revenues gross profit increased $2.6 million, or 40.6%, to $9.0 million from $6.4 million for the same period in 2005. The increase was primarily attributable to increased customer demand for service support and improved margins as a result of a continued focus on increasing charge-out rates.
     Non-Segmented Revenues Gross Profit. For the three months ended September 30, 2006, our non-segmented revenues gross profit improved $1.3 million, or 216.7%, on a 46.8% improvement in revenues over the three months ended September 30, 2005. These improvements are largely due to a strategic focus on these equipment support activities.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $5.9 million,

or 20.9%, to $34.1 million for the three months ended September 30, 2006 compared to $28.2 million for the same period last year. The increase was primarily related to increased headcount and higher employee related benefit costs. As a percent of total revenues, SG&A expenses were 16.7% in the third quarter of 2006, down from 19.0% in the prior year, reflecting the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year.
     Other Income (Expense). For the three months ended September 30, 2006, our other expense increased by $39.1 million to $49.6 million compared to $10.5 million for the same period in 2005. Included in the current year other income (expense) is a $40.8 million expense related to the early extinguishment of debt in connection with our refinancing (see discussion below). The remainder of the change reflects $1.5 million of lower interest expense resulting from a decrease in average outstanding borrowings this year as a result of our February 2006 paydown of outstanding principal balances on our senior secured credit facility from the proceeds of our initial public offering (see note 3 to the condensed consolidated financial statements for further information on our initial public offering). We had no subsequent borrowings under the senior secured credit facility until August 4, 2006. Additionally, the lower interest expense is reflective of the Company’s refinancing as further described below. Offsetting these lower interest costs were higher interest costs associated with an increase in our manufacturer flooring plans payables used to finance inventory purchases.
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
     Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. The Company used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under its existing senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior secured notes was $217.6 million. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the Senior Subordinated Notes was approximately $60.1 million. Aggregate offering expenses totaled approximately $1.9 million.
     In connection with the above transactions, the Company recorded a one-time loss on early extinguishment of debt in the quarterly period ended September 30, 2006 of approximately $40.8 million, or approximately $32.0 million after-tax, reflecting payment of the $25.3 million of tender premiums and other estimated costs of $0.5 million in connection with the tender offer and consent solicitation, combined with the write off of approximately $5.4 million of unamortized deferred financing costs of the Notes and $9.6 million of remaining unamortized original issue discount on the Notes.
     Income Taxes. Effective with the Company’s Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes. At the end of the third quarter of 2005, we had recorded a valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred and our belief that it was more likely than not that we would not be able to recover the net deferred income tax assets. At the end of the third quarter of 2006, we have a net deferred tax liability, and the valuation allowance has been reversed. Based on available evidence, both positive and negative, we believe our deferred tax assets at September 30, 2006 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and not subject to any limitations.
     The provision for income taxes is based upon the expected effective income tax rate applicable to the full year. The effective income tax rate for the three months ended September 30, 2006 was 21.6%, compared to 0% for the three months ended September 30, 2005. The increase in our effective income tax rate from last year was primarily due to increased taxable income resulting in higher state income tax and federal alternative minimum tax liability and the reversal of our deferred tax asset valuation allowance in the first quarter of this year.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
     Revenues.

	Nine Months Ended			Total
	September 30,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in millions, except percentages)
Segment Revenues:
Equipment rentals	$185.3	$136.6	$48.7	35.6%
New equipment sales	173.3	99.9	73.4	73.5%
Used equipment sales	97.4	76.3	21.1	27.7%
Parts sales	61.6	51.2	10.4	20.3%
Services revenues	39.8	29.4	10.4	35.4%
Non-Segmented revenues	31.5	21.3	10.2	47.9%

Total revenues	$588.9	$414.7	$174.2	42.0%

     Total Revenues. Our total revenues were $588.9 million for the nine months ended September 30, 2006 compared to $414.7 million for the same nine-month period in 2005, an increase of $174.2 million, or 42.0%. Revenues increased for all reportable segments primarily as a result of increased customer demand for our products and services. Total revenues related to Eagle included in our 2006 operating results for the nine months ended September 30, 2006 were $22.6 million.
     Equipment Rental Revenues. Our revenues from equipment rentals for the nine months ended September 30, 2006 increased $48.7 million, or 35.6%, to $185.3 million from $136.6 million for the same nine-month period in 2005. The increase is primarily a result of improved rental rates and larger fleet size. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $34.8 million, cranes increased $3.5 million, earthmoving increased $5.9 million, lift trucks increased $2.6 million and other equipment rentals increased $1.9 million. Total equipment rental revenues for the nine months ended September 30, 2006 related to Eagle included in our 2006 operating results were $17.8 million. Rental equipment dollar utilization (quarterly rental revenues divided by the average quarterly original rental fleet equipment costs for the nine months ended September 30) was approximately 41.4% in 2006 compared to 37.8% in 2005.
     New Equipment Sales Revenues. Our new equipment sales for the nine months ended September 30, 2006 increased $73.4 million, or 73.5%, to $173.3 million from $99.9 million for the comparable period in 2005. Sales of new cranes increased $45.1 million, aerial work platforms increased $9.1 million, new earthmoving sales increased $16.5 million and new lift trucks increased $1.2 million. Other new equipment sales increased by $1.5 million. Total new equipment sales revenues related to Eagle for the nine months ended September 30, 2006 included in our 2006 operating results were $0.4 million.
     Used Equipment Sales Revenues. Our used equipment sales increased $21.1 million, or 27.7%, to $97.4 million for the nine months ended September 30, 2006 from $76.3 million for the same period in 2005. In 2006, our used equipment sales from the fleet were approximately 144.3% of net book value compared to 135.8% for the nine month period ended September 30, 2005. Total used equipment sales revenues for the nine months ended September 30, 2006 related to Eagle included in our 2006 operating results were $1.7 million.
     Parts Sales Revenues. Our parts sales increased $10.4 million, or 20.3%, to $61.6 million for the nine months ended September 30, 2006 from $51.2 million in the 2005 comparable period. The increase was primarily attributable to increased customer demand for parts. Parts sales related to Eagle for the period were $0.3 million.
     Service Revenues. Our service revenues for the nine months ended September 30, 2006 increased $10.4 million, or 35.4%, to $39.8 million from $29.4 million for the same period last year primarily attributable to increased customer demand for service support.
     Non-Segmented Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine months ended September 30, 2006, our other revenue increased $10.2 million, or 47.9%, over the same period last year. These support activities increased due to a combination of the increases in charge-out rates and in the volume of our primary business activities, combined with Eagle revenues of $2.2 million in the current period.

     Gross Profit.

	Nine Months Ended			Total
	September 30,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in millions, except for percentages)
Segment Gross Profit:
Equipment rentals	$97.2	$62.2	$35.0	56.3%
New equipment sales	21.7	12.1	9.6	79.3%
Used equipment sales	26.1	18.3	7.8	42.6%
Parts sales	18.1	15.1	3.0	19.9%
Services	25.5	18.4	7.1	38.6%
Non-Segmented gross profit (loss)	4.5	(0.4)	4.9	1,225.0%

Total gross profit	$193.1	$125.7	$67.4	53.6%

     Total Gross Profit. Our total gross profit was $193.1 million for the nine months ended September 30, 2006 compared to $125.7 million for the nine months ended September 30, 2005, a $67.4 million, or 53.6%, increase. Gross profit increased primarily as a result of increased rental revenues combined with reduced rental expense. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for nine months ended September 30, 2006 was 32.8%, an increase of 2.5% from the 30.3% gross profit margin for the same nine-month period in 2005. Total gross profit related to Eagle included in our operating results for the nine months ended September 30, 2006 was $10.8 million. Our gross profit was attributable to:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine months ended September 30, 2006 increased $35.0 million, or 56.3%, to $97.2 million from $62.2 million in the same period in 2005. The increase is primarily a result of a $48.7 million increase in rental revenue and a $3.6 million decrease in rental expense. Eagle’s rental operations contributed $10.0 million of the total gross profit increase for the period. These improvements in gross profit were offset by a $17.3 million increase in rental depreciation expense as a result of a larger fleet.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine months ended September 30, 2006 increased $9.6 million, or 79.3%, to $21.7 million compared to $12.1 million for the same period last year. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenue, improved margins and the mix of equipment sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine months ended September 30, 2006 increased $7.8 million, or 42.6%, to $26.1 million from the $18.3 million for the same period in 2005. The increase in used equipment sales gross profit was primarily the result of higher used equipment sales, improved margins and the mix of used equipment sold.
     Parts Sales Gross Profit. For the nine months ended September 30, 2006, our parts sales revenue gross profit increased $3.0 million, or 19.9%, to $18.1 million from $15.1 million for the same period in 2005. The increase was primarily attributable to increased customer demand for parts service.
     Service Revenues Gross Profit. For the nine months ended September 30, 2006, our service revenues gross profit increased $7.1 million, or 38.6%, to $25.5 million from $18.4 million for the same period in 2005, of which Eagle contributed $0.1 million of the increase. The remaining increase was primarily attributable to increased customer demand for service support and improved margins.
     Non-Segmented Revenues Gross Profit. For the nine months ended September 30, 2006, our non-segmented revenues gross profit was $4.5 million, an improvement of $4.9 million over the prior year comparable period, which is primarily due to a 47.9% improvement in revenues over the nine months ended September 30, 2005. These improvements are largely due to a strategic focus on these equipment support activities.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $27.2 million, or 33.4%, to $108.5 million for the nine months ended September 30, 2006 compared to $81.3 million for the same period last year. The increase was primarily related to increased headcount and higher employee related benefit costs combined with a one-time, nonrecurring expense of $8.0 million to terminate a management services agreement in connection with our initial public offering of common stock (see also note 3 to the condensed consolidated financial statements for further information on our initial public offering). As a percent of total revenues, SG&A expenses were 18.4% in 2006 down from 19.6% in the prior year, reflecting the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year, which was largely impacted by the $8.0 million non-recurring expense item above.
     Other Income (Expense). For the nine months ended September 30, 2006, our net other expense increased by $38.7 million to $69.4 million compared to $30.7 million for the same period in 2005. Included in the current year other income (expense) is a $40.8 million charge related to the early extinguishment of debt in connection with our refinancing (see discussion below). The remainder of the change reflects $1.7 million of lower interest expense resulting from a decrease in average outstanding borrowings as a result of our February 2006 paydown of outstanding principal balances on our senior secured credit facility from the proceeds of our initial public offering (see note 3 to the condensed consolidated financial statements for further information on our initial public offering). We had no subsequent borrowings under the senior secured credit facility until August 4, 2006. Additionally, the lower interest expense is reflective of the Company’s refinancing as further discussed below. Offsetting these lower interest costs were higher interest costs associated with an increase in our manufacturer flooring plans payable used to finance inventory purchases. Additionally, net other income increased $0.4 million for the comparative periods as a result of interest income earned during the period.
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
     Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. The Company used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under its existing senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior secured notes was $217.6 million. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the Senior Subordinated Notes was approximately $60.1 million. Aggregate offering expenses totaled approximately $1.9 million.
     In connection with the above transactions, the Company recorded a one-time loss on early extinguishment of debt in the quarterly period ended September 30, 2006 of approximately $40.8 million, or approximately $32.0 million after-tax, reflecting payment of the $25.3 million of tender premiums and other estimated costs of $0.5 million in connection with the tender offer and consent solicitation, combined with the write off of approximately $5.4 million of unamortized deferred financing costs of the Notes and $9.6 million of remaining unamortized original issue discount on the Notes.
Income Taxes. Effective with the Company’s Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes. At the end of the third quarter of 2005, we had recorded a valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred and our belief that it was more likely than not that we would not be able to recover the net deferred income tax assets. At the end of the third quarter of 2006, we have a net deferred tax liability, and the valuation allowance has been reversed. Based on available evidence, both positive and negative, we believe our deferred tax assets at September 30, 2006 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and not subject to any limitations.
     The provision for income taxes is based upon the expected effective income tax rate applicable to the full year. The effective income tax rate for the nine months ended September 30, 2006 was 21.3%, compared to 1.3% for the nine months ended September 30, 2005. The increase in our effective income tax rate was primarily due to increased taxable income resulting in higher state income tax and federal alternative minimum tax liability and the reversal of our deferred tax asset valuation allowance in the first quarter of this year.
Liquidity and Capital Resources

     Cash flow from operating activities. Our cash provided by operating activities for the nine months ended September 30, 2006 was $71.1 million. Our cash flows from operations were primarily attributable to our reported net income of $12.2 million, which, when adjusted for non-cash expense items, such as depreciation, deferred income taxes and amortization and gains on the sale of long-lived assets provided positive cash flows of $97.8 million. These cash flows from operating activities were positively impacted by increases of $5.5 million in accounts payable and an increase of $36.3 million in manufacturer flooring plans payable, primarily due to an increase in inventory purchases. Offsetting these positive cash flows from operations were increases in our inventories of $58.3 and net cash payments of $8.5 million in deferred compensation liabilities. The increase in our inventories reflects our strategy of maintaining adequate inventories to meet the increasing customer demand.
     For the nine months ended September 30, 2005, our cash used by operating activities was $37.9 million. Our cash flows operations were primarily attributable to our reported net income of $13.5 million, which, when adjusted for non-cash expense items, such as depreciation, taxes and amortization, and gains on the sale of long-lived assets provided positive cash flows of $43.7 million.. These cash flows from operating activities were positively impacted by increases of $19.2 million in accounts payable and an increase of $11.4 million in manufacturer flooring plans payable, primarily due to an increase in inventory purchases. These cash flows from operating activities were partially offset by increases in our receivables of $15.3 million, an increase of inventories of $36.4 million and an increase in prepaid and other assets of $2.1 million.
     Cash flow for investing activities. For the nine months ended September 30, 2006, cash used in our investing activities was $166.8 million. This is a net result of our acquisition of Eagle (see note 4 to the condensed consolidated financial statements for further information) combined with rental and non-rental equipment purchases of $187.7 million, offset by $77.9 million in cash proceeds from the sale of rental and non-rental equipment. For the nine months ended September 30, 2005, cash used in by our investing activities was $61.2 million. This is a net result of proceeds from the sale of rental and non-rental equipment of $123.4 million, which was partially offset by purchases totaling $62.2 million in rental and non-rental equipment.
     Cash flow from financing activities. Cash provided by our financing activities for the nine months ended September 30, 2006 was $95.2 million. We completed an initial public offering of our common stock in February 2006, resulting in total net proceeds to us, after deducting underwriting commissions and other fees and expenses, of approximately $207.0 million (see note 3 to the condensed consolidated financial statements for further information related to our initial public offering).
     As discussed above, the Company completed its refinancing in August 2006. Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. The Company used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under its existing senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior secured notes was $217.6 million. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the Senior Subordinated Notes was approximately $60.1 million. Aggregate offering expenses totaled approximately $1.9 million.
     For the current year nine-month period, our total borrowings under the amended senior secured credit facility were $718.8 million and total payments under the amended senior secured credit facility were $799.0 million. Financing costs paid in cash related to Amendment No. 11 to our senior secured credit facility totaled $0.2 million and $1.6 million in financing costs were paid related to the amended and restated senior credit facility.
     For the nine months ended September 30, 2005, cash provided by our financing activities was $24.4 million. For the nine months ended September 30, 2005, our total borrowings under the amended senior secured credit facility were $424.9 million and total payments under the amended senior secured credit facility in the same period were $399.0 million. Payments on capital leases and other notes payable were $1.3 million.
Senior Secured Credit Facility Amendments
     On February 3, 2006, the senior secured credit agreement, dated June 17, 2002, as amended, by and among the Company, Great Northern Equipment, Inc. (together with the Company, the “Borrowers”), GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto (the “Credit Agreement”), was amended primarily to (1) approve, as described elsewhere in this Quarterly Report on Form 10-Q, the merger of H&E Holdings and H&E LLC with and into H&E

Equipment Services, Inc., with H&E Equipment Services, Inc. surviving the reincorporation merger as the operating company, and to effectuate H&E Equipment Services, Inc. as a “Borrower” under the terms of the senior secured credit facility; and (2) require the proceeds of certain stock and debt issuances in excess of $1,000,000 in the aggregate be used to prepay amounts outstanding under the senior secured credit facility in an amount equal to such proceeds. We did not pay an amendment fee relating to this amendment.
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
     On August 4, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), amending and restating the Company’s senior secured credit agreement primarily to, (i) increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million, (ii) reduce the applicable unused line fee margin in respect of undrawn commitments to 0.25%, (iii) increase the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value to the lesser of 100% of net book value or 85% of orderly liquidation value, (iv) extend the maturity date of the facility from February 10, 2009 to August 4, 2011 and (v) add H&E Equipment Services (California), LLC was added as a borrower. Furthermore, the Amended Credit Agreement changed the measurement frequency of our computed “Leverage Ratio” from a monthly calculation to a quarterly calculation. The Company paid $1.4 million to the “Lenders” in connection with this Amended Credit Agreement and incurred other transaction costs of approximately $0.2 million. As of November 8, 2006, we had $18.9 million of outstanding borrowings under our senior secured credit facility with $222.9 million of additional borrowing availability, net of $8.3 million of issued standby letters of credit. As of September 30, 2006, the Company was in compliance with its financial covenant under the Amended Credit Agreement.
Cash Requirements Related to Operations
     Our principal sources of liquidity have been from cash provided by operations and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our amended and restated senior secured credit facility. In February 2006, we also completed an initial public offering of our common stock (see note 3 to the condensed consolidated financial statements for further information)..
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

     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine months ended September 30, 2006 were $198.4 million, including $24.0 million of non-cash transfers from new and used equipment to rental fleet inventory, primarily to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the nine months ended September 30, 2006 were $13.4 million. We anticipate that our gross rental fleet capital expenditures for the remainder of 2006 will be used to primarily replace the rental fleet equipment we anticipate selling during 2006 as well as to meet increased demand. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash flow from operations and, if required, from borrowings under our senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. If we pursue any other strategic acquisitions during 2006, we may need to access available borrowings under our senior secured debt.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured notes and obligations under the senior secured credit facility) and to satisfy our other debt obligations, will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future.
     We cannot provide absolute assurance that our future cash flow from operations will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indentures and the amended senior secured credit facility, contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.
Contractual and Commercial Commitments Summary
     Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of September 30, 2006. Amounts for 2006 represent the period October 1, 2006 through December 31, 2006.

	Payments Due by Year
	Total	2006	2007-2008	2009-2010	Thereafter
		(Dollars in thousands)
Long-term debt (including senior secured and senior unsecured notes payable)	$254,882	$31	$303	$48	$254,500
Interest payments on senior secured notes (1)	2,936	183	1,001	1,001	751
Interest payments on senior unsecured notes (1)	208,340	—	40,840	41,875	125,625
Senior secured credit facility	26,265	—	—	—	26,265
Interest payments on senior secured credit facility (2)	1,149	59	474	474	142
Related party obligation (including interest) (3)	825	75	600	150	—
Operating leases (4)	38,848	2,143	12,877	7,626	16,202
Other long-term obligations (5)	132,612	5,086	53,048	73,250	1,228

Total contractual cash obligations	$665,857	$7,577	$109,143	$124,424	$424,713

(1)	Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all periods using rates in effect on September 30, 2006.

(2)	Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all future periods using rates in effect on September 30, 2006.

(3)	Payments under the consulting and non-competition agreement with Mr. Thomas Engquist.

(4)	This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.

(5)	Includes $130.0 million in manufacturer flooring plans payable, which is used by the Company to finance purchases of inventory and rental equipment.
     Additionally, as of September 30, 2006, we have standby letters of credit totaling $8.3 million that expire in December 2006 and September 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates due to the fact that interest on the amended senior secured credit facility is calculated based upon LIBOR plus 150 basis points as of September 30, 2006. At September 30, 2006, we had $26.3 million under our senior secured credit facility. The average interest rate in effect on those borrowings at September 30, 2006 was 8.03%. A 1.0% increase in the effective rate on our outstanding borrowings of $26.3 million would increase our interest expense by $0.3 million on an annualized basis. We do not have significant exposure to changing interest rates on our fixed-rate senior secured notes, senior unsecured notes or on our other notes payables.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
Changes in Internal Controls
     In connection with our initial public offering of common stock completed during the quarter ended March 31, 2006, we accounted for a one-time, nonrecurring payment, as a direct cost of the initial public offering, and as such, the payment was reflected as a charge to stockholders’ equity in our unaudited interim financial statements for the three months ended March 31, 2006. Management concluded, after further review and consultation with BDO Seidman, LLP, our independent registered public accounting firm, that the payment should not be accounted for as a direct cost of the initial public offering and should instead be reflected as an expense in our consolidated income statement for the three months ended March 31, 2006. Management and our Audit Committee concluded to restate our unaudited interim financial statements for the three months ended March 31, 2006 to properly record and report the correct accounting treatment of this payment. Such restatement is contained in the Company’s Form 10-Q/A for the quarterly period ended March 31, 2006, as filed with the SEC on July 14, 2006. To the extent we engage in non-routine transactions in the future, our disclosure controls and procedures now include consulting as appropriate with outside qualified consultants and performing additional levels of review by the Company’s accounting personnel. Except for the item described above, there have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A.-“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as the factors discussed in our Quarterly Report on Form 10-Q for the three month period ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the three month period ended June 30, 2006, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other information.
     None.

Item 6. Exhibits.
A. Exhibits
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

H&E EQUIPMENT SERVICES, INC.
Dated: November 14, 2006	By:	/s/ JOHN M. ENGQUIST
John M. Engquist
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2006	By:	/s/ LESLIE S. MAGEE
Leslie S. Magee
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).