Form 10-K
period 2006-12-31
H&E Equipment Services, Inc.
filed 2007-03-26
CIK 1339605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51759

H&E EQUIPMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-0553291
(State of incorporation)	(I.R.S. Employer Identification No.)

11100 Mead Road, Suite 200, Baton Rouge, Louisiana 70816 (Address of principal executive offices, including zip code)	(225) 298-5200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the Registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $440,016,926 (computed by reference to the closing sale price of the Registrant’s common stock on the Nasdaq Global Market on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter).

As of March 21, 2007, there were 38,192,094 shares of common stock, par value $0.01 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The Registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2006.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering of our common stock in February 2006, we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“H&E Holdings”) into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and a wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of the initial public offering on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. In these transactions, holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. We refer to these transactions collectively in this Annual Report on Form 10-K as the “Reorganization Transactions.” Unless we state otherwise, the information in this Annual Report on Form 10-K gives effect to these Reorganization Transactions. Also, except where specifically noted, references in this Annual Report on Form 10-K to “the Company,” “we” or “us” mean H&E Equipment Services L.L.C. for periods prior to February 3, 2006, and H&E Equipment Services, Inc. for periods on or after February 3, 2006.

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

By providing rental, sales, parts, repair and maintenance functions under one roof, we offer our customers a one-stop solution for their equipment needs. This full-service approach provides us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, used and new equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enables us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we have developed throughout our history as an integrated services company provide us with a competitive advantage over rental-focused companies and equipment distributors. In addition, our focus on four core categories of heavy construction and industrial equipment enables us to offer specialized knowledge and support to our customers. For the year ended December 31, 2006, we generated total revenues of approximately $804.4 million. The pie charts below illustrate a breakdown of our revenues and gross profits for the year ended December 31, 2006 by business segment (see note 19 to our consolidated financial statements for further information regarding our business segments):

Revenue by Segment	Gross Profit by Segment
($ in millions)	($ in millions)

We have operated, through our predecessor companies, as an integrated equipment services company for approximately 46 years and have built an extensive infrastructure that includes 48 full-service facilities located throughout the high growth West Coast, Intermountain, Southwest, Gulf Coast and Southeast regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis which we believe allows us to more closely service our customers, fosters management accountability at local levels, and strengthens our local and regional relationships.

Products and Services

Equipment Rentals.  We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2006, consisted of 18,132 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $655.2 million and an average age of approximately 39.4 months. Our rental business creates cross-selling opportunities for us in sales and services.

New Equipment Sales.  We sell new heavy construction and industrial equipment in all four core equipment categories, and are a leading distributor for nationally-recognized suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat and Yale Material Handling. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. Our new equipment sales operation is a source of new customers for our parts sales and service support activities, as well as for used equipment sales.

Used Equipment Sales.  We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our equipment customers and selective purchases of high-quality used equipment. For the year ended December 31, 2006, approximately 79% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and service business for us.

Parts Sales.  We sell new and used parts to customers and also provide parts to our own rental fleet. We maintain an extensive in-house parts inventory in order to provide timely parts and service support to our customers as well as to our own rental fleet. In addition, our parts operations enable us to maintain a high quality rental fleet and provide additional support to our end users.

Service Support.  We provide maintenance and repair services for our customers’ owned equipment and to our own rental fleet. In addition to repair and maintenance on an as-needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We devote significant resources to training these technical service employees and over time, we have built a full-scale services infrastructure that we believe would be difficult for companies without the requisite resources and lead time to replicate.

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

Our Competitive Strengths

Integrated Platform of Products and Services.  We believe that the operating experience and extensive infrastructure we have developed through years of operating as an integrated equipment services company provide us with a competitive advantage over rental-focused companies and equipment distributors. Key strengths of our integrated equipment services platform include:

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

Well-Developed Infrastructure.  We have built an infrastructure that as of December 31, 2006 includes a network of 48 full-service facilities, and a workforce that includes a highly-skilled group of approximately 650 service technicians and an aggregate of approximately 185 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.

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

Customized Information Technology Systems.  Our customized information systems allow us to actively manage our business and our rental fleet. Our customer relationship management system provides our sales force with real-time access to customer and sales information.

Experienced Management Team.  Our senior management team is led by John M. Engquist, our President and Chief Executive Officer, who has approximately 32 years of industry experience. Our senior and regional managers have an average of approximately 23 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.

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

Grow our Parts and Service Operations.  Our strong parts and services operations are keystones of our integrated equipment services platform and together provide us with a relatively stable high-margin revenue source. Our parts and services operation helps us develop strong, ongoing customer relationships, attract new customers and maintain a high-quality rental fleet. We intend to grow this product support side of our business and further penetrate our customer base.

Enter Carefully Selected New Markets.  We intend to continue to strategically expand our network to solidify our presence in the attractive, contiguous regions where we operate. The regions in which we operate are attractive because they are among the highest growth areas in the United States and are minimally impacted by seasonality. We have a proven track record of successfully entering new markets and we look to add locations that offer attractive growth opportunities, high demand for construction and heavy equipment, and contiguity to our existing markets.

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

History

Through our predecessor companies, we have been in the equipment services business for approximately 46 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

Customers

We serve more than 27,700 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast and Southeast regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2006, no single customer accounted for more than

1.0% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for less than 7.0% of our total revenues in 2006.

Sales and Marketing

We have two distinct, focused sales forces; one specializing in equipment rentals and one focused specifically on new and used equipment sales. We believe maintaining separate sales forces for equipment rental and sales is important to our customer service, allowing us to effectively meet the demands of different types of customers.

Both our rental sales force and equipment sales force, together comprising approximately 185 sales people as of December 31, 2006, are divided into smaller, product focused teams which enhances the development of in-depth product application and technical expertise. To further develop knowledge and experience, we provide our sales force with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of new equipment. This training is essential, as our sales personnel regularly call on contractors’ job sites often assisting customers in assessing their immediate and ongoing equipment needs. In addition, we have a commission-based compensation program for our sales force.

We recently implemented a company-wide customer relationship management system. We believe that this comprehensive customer and sales management tool enhances our territory management program by increasing the productivity and efficiency of our sales representatives and branch managers as they are provided real-time access to sales and customer information.

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

Information Technology Systems

We have specialized information systems that track (i) rental inventory utilization statistics; (ii) maintenance and repair costs; (iii) returns on investment for specific equipment types; and (iv) detailed operational and financial information for each piece of equipment. These systems enable us to closely monitor our performance and actively manage our business, and include features that were custom designed to support our integrated services platform. The point-of-sale aspect of our systems enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. In addition, our systems include, among other features, on-line contract generation, automated billing, local sales tax computation and automated rental purchase option calculation. We customized our customer relationship management system to enable us to more effectively manage our business. This customer relationship management system provides sales and customer information, a quote system and other organizational tools to assist our sales forces. In addition, we maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers’ owned-equipment and enables us to more effectively provide parts and service to meet their needs. All of our critical systems run on servers and other equipment that is current technology and available from major suppliers and serviceable through existing maintenance contracts.

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

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and service support. Despite recent consolidation, the equipment industry is still fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals, Hertz Equipment Rental, NationsRent and RSC Equipment Rental) to small, independent businesses with a limited number of locations.

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

Employees

As of December 31, 2006, we had approximately 1,677 employees. Generally, the total number of employees does not significantly fluctuate throughout the year. Of these employees, 549 are salaried personnel and 1,128 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to three separate locations cover approximately 96 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

Recent Developments

IPO and Reorganization Transactions.  We completed our initial public offering of our common stock in February 2006. We used the $207.0 million of net offering proceeds to fund the Eagle acquisition described below, purchase rental equipment under operating leases, pay deferred compensation, repay indebtedness under our senior secured credit facility and for general corporate purposes. We also paid a fee to terminate a management services agreement. In connection with our initial public offering, we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holdings L.L.C. (“H&E Holdings”) into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc., was formed as a Delaware corporation and a wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of the initial public offering on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. In these transactions, holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. We refer to these transactions collectively in this Annual Report on Form 10-K as the “Reorganization Transactions.” See also note 3 to the consolidated financial statements for further information on our initial public offering.

Eagle Acquisition.  We completed, effective as of February 28, 2006, the acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (together, “Eagle”). Following the acquisition, we changed the name of Eagle High Reach Equipment, Inc. to H&E California Holding, Inc. and we changed the name of Eagle High Reach Equipment, LLC to H&E Equipment Services (California), LLC. The Eagle purchase price was funded out of the proceeds from our initial public offering. Prior to the acquisition, Eagle was a privately-held construction and industrial equipment rental company. Eagle serves the southern California construction and industrial markets out of four locations. See also note 4 to the consolidated financial statements for further information on the Eagle acquisition.

Refinancing.  On August 4, 2006, we completed our private offering of $250.0 million aggregate principal amount of our 8 3/8% senior unsecured notes due 2016 (the “Old Notes”). The Old Notes were set to mature on July 15, 2016 and accrue interest at the rate of 8 3/8% per year. Interest on the Old Notes were to be payable semi-annually in arrears on each January 15 and July 15, beginning on January 15, 2007. In connection with the completion of the offering of the Old Notes, we consummated our previously announced cash tender offers and consent solicitations (together, the “Tender Offer”) for our 11 1/8% senior secured notes due 2012 (the “senior secured notes”) and our 12 1/2% senior subordinated notes due 2013 (the “senior subordinated notes”). We used the net proceeds of the offering of the Old Notes, together with cash on hand and borrowings under our senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid in connection with the purchase of the senior secured notes was approximately $217.6 million. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid in connection with the purchase of the senior subordinated notes was approximately $60.1 million. In connection with the Tender Offer, we amended the indenture under which the senior secured notes were issued. The amendments eliminated substantially all of the restrictive covenants and a number of events of default. The remaining senior secured notes are not redeemable at our option prior to June 15, 2007. Thereafter, the senior secured notes are redeemable at our option, in whole or in part in cash at redemption price percentages that decline to par on or after June 15, 2010, in each case together with accrued and unpaid interest, if any, to the date of redemption.

On November 13, 2006, we completed an exchange offer of $250.0 million aggregate principal amount of its outstanding 8 3/8% senior unsecured notes registered under the Securities Act of 1933 (the “New Notes”) for the Old Notes. At the scheduled expiration time of 4:00 p.m., New York City time on November 13, 2006, $250.0 million of the aggregate principal amount, or 100%, of the Old Notes were tendered and accepted for exchange by us.

Also on August 4, 2006, we amended and restated our existing senior secured credit facility to, among other things, increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million and extend the maturity date of the facility from February 10, 2009 to August 4, 2011. We refer to all of the foregoing transactions collectively in this Annual Report on Form 10-K as the “Refinancing.” See also note 12 to the consolidated financial statements for further information on the Refinancing.

Available Information

We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we have filed with or furnished to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-3330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports for insiders and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.he-equipment.com) as soon as reasonably practicable after filing with the SEC. Additionally, we make available free of charge on our internet website:

•	our Code of Conduct and Ethics;

•	the charter of our Nominating and Governing Committee;

•	the charter of our Compensation Committee;

•	the charter of our Audit Committee.

Item 1A.	Risk Factors

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

We have a substantial amount of indebtedness. As of December 31, 2006, our total indebtedness (consisting of the aggregate amounts outstanding under our senior secured credit facility, senior secured notes, senior unsecured notes and notes payable) was approximately, $266.0 million, $9.1 million of which was first-priority secured debt and effectively senior to our senior secured notes and senior unsecured notes. Additionally, as of December 31, 2006, the senior secured notes and senior unsecured notes were effectively subordinated to our obligations under $148.0 million of first-priority secured manufacturer floor plan financings to the extent of the value of their collateral, $2.4 million in notes payable (which includes one capital lease obligation of $0.7 million) and $8.3 million in standby letters of credit issued under our senior secured credit facility.

The level of our indebtedness could have important consequences, including:

•	a substantial portion of our cash flow from operations will be dedicated to debt service and may not be available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to secure favorable lease terms;

•	making us more vulnerable to economic downturns and possibly limiting our ability to withstand competitive pressures; and

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. An inability to service our indebtedness could lead to a default under our senior secured credit facility and the indentures governing our senior secured and senior unsecured notes, which may result in an acceleration of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to pay interest and principal in the future on our indebtedness and to fund our capital expenditures and acquisitions will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indentures governing the senior secured notes and senior unsecured notes and the senior secured credit facility agreement may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. See also Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Our senior secured credit facility and the indentures governing our senior secured and senior unsecured notes contain covenants that limit our ability to finance future operations or capital needs, or to engage in other business activities.

The operating and financial restrictions and covenants in our debt agreements, including the senior secured credit facility, and the indentures governing our senior secured and senior unsecured notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio (as defined) in the event that our excess borrowing availability is below $25 million. The imposition of the minimum fixed charge coverage ratio may require that we limit our permitted capital expenditures, take action to reduce debt or act in a manner contrary to our business objectives. In addition, the senior secured credit facility and the indentures governing the senior secured and senior unsecured notes contain certain covenants that, among other things, restrict our and our restricted subsidiaries’ ability to:

•	incur additional indebtedness, assume a guarantee or issue preferred stock;

•	pay dividends or make other equity distributions or payments to or affecting our subsidiaries;

•	purchase or redeem our capital stock;

•	make certain investments;

•	create liens;

•	sell or dispose of assets or engage in mergers or consolidations;

•	engage in certain transactions with subsidiaries and affiliates;

•	enter into sale leaseback transactions; and

•	certain business activities.

These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions contained in the senior secured credit facility could lead to an event of default, which could result in an acceleration of our indebtedness. Such an acceleration would constitute an event of default under the indentures governing the senior secured and senior unsecured notes. A failure to comply with the restrictions in the senior secured notes indenture or the senior unsecured notes indenture could result in an event of default under those indentures. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit facility, the indentures or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the senior secured and senior unsecured notes. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business financial condition and results of operation could be materially and adversely affected.

Concentration of ownership among our existing executives, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of December 31, 2006, Bruckman, Rosser, Sherill & Co. II, L.P. and Bruckman, Rosser, Sherill & Co., L.P. (collectively “BRS”) and their affiliates beneficially owned securities representing approximately 39.1% of the voting power of our outstanding common stock and our executives, directors and principal stockholders beneficially own, in the aggregate, securities representing approximately 61.4% of the voting power of our outstanding common stock. Accordingly, these stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of significant corporate transactions, including mergers or sales of substantially all of our assets. This concentration of ownership will limit other stockholders’ ability to influence corporate actions. The concentration of ownership may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. We cannot assure that the interests of these stockholders will not conflict with your interests. In addition, our interests may conflict with these stockholders in a number of areas relating to our past and ongoing relationships, including:

•	the timing and manner of any sales or distributions by these stockholders of all or any portion of its ownership interest in us;

•	business opportunities that may be presented to BRS and its affiliates and to our directors associated with BRS; and

•	competition between BRS and its affiliates and us within the same lines of business.

For additional information regarding the share ownership of, and or relationships with, certain stockholders, you should read the information under Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Item 13 — Certain Relationships and Related Transactions, and Director Independence.

Risks Related to our Business

Our business could be adversely affected by a decline in construction and industrial activities, which could decrease the demand for equipment or depress rental rates and sales prices, resulting in a decline in our revenues and profitability.

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

Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:

•	seasonal sales and rental patterns of our construction customers, with sales and rental activity tending to be lower in the winter months;

•	severe weather and seismic conditions temporarily affecting the regions where we operate;

•	cyclical nature of our customers’ business, particularly our construction customers;

•	changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;

•	general economic conditions in the markets where we operate;

•	the effectiveness of integrating acquired businesses and new start-up locations; and

•	timing of acquisitions and new location openings and related costs.

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

Currently, we purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2006, we purchased approximately 70% of our rental and sales equipment from seven manufacturers. During the year ended December 31, 2006, we purchased between 12% and 15% each from three of these seven manufacturers providing our rental and sales equipment. Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Our new equipment suppliers may appoint additional distributors, sell directly or unilaterally terminate our distribution agreements, which could have a material adverse effect on our business due to a reduction of, or inability to increase, our revenues.

We are a distributor of new equipment and parts supplied by leading, nationally-known OEMs. Under our distribution agreements with these OEMs, manufacturers retain the right to appoint additional dealers and sell directly to national accounts and government agencies. In most instances, they may unilaterally terminate their distribution agreements with us at any time without cause. We have both written and oral distribution agreements with our new equipment suppliers. Under our oral agreements with the OEMs, we operate under our developed course of dealing with the supplier and are subject to the applicable state law regarding such relationship. Any such actions could have a material adverse effect on our business, financial condition and results of operations due to a reduction of, or an inability to increase, our revenues.

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

Although for the year ended December 31, 2006 we sold used equipment from our rental fleet at an average selling price of approximately 145.0% of book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse affect on our business, financial condition or results of operations.

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

We may be unsuccessful in integrating our future acquisitions, which may decrease our profitability and make it more difficult for us to grow our business.

We may not have sufficient management, financial and other resources to integrate and consolidate any future acquisitions and we may be unable to operate profitably as a consolidated company. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability.

An important element of our growth strategy is to continue to selectively seek additional businesses to acquire in order to add new customers within our existing markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions.

The difficulties we may face in identifying or completing acquisitions could impede our revenues and profitability.

We may experience integration and consolidation risks associated with our growth strategy. Future acquisitions may also result in significant transaction expenses and risks associated with entering new markets and we may be unable to profitably operate our consolidated company.

We periodically engage in evaluations of potential acquisitions and start-up facilities. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions or the opening of new facilities may result in significant transaction expenses and risks associated with entering new markets in addition to the integration and consolidation risks described above. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements. We may not have sufficient management, financial and other resources to integrate any such future acquisitions or to successfully operate new locations and we may be unable to profitably operate our consolidated company.

We are dependent on key personnel. A loss of key personnel could have a material adverse effect on our business, which could result in a decline in our revenues and profitability.

We are dependent on the experience and continued services of our senior management team, including Mr. Engquist. Mr. Engquist has approximately 32 years of industry experience and has served as an officer of Head and Engquist since 1990, a director of Gulf Wide since 1995, an officer and director of H&E LLC since its formation in June 2002 and an officer and director of H&E Equipment Services, Inc. since its inception. If we lose the services of any member of our senior management team, particularly Mr. Engquist, and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our strategy.

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

The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of availability, quality, reliability, delivery and price. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates or sales prices. If competitive pressures were to cause us to reduce our rates, our operating margins may be adversely impacted. If we were to maintain rates in the face of reductions by our competitors, our market share could decline. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in our information technology systems, including our customer relationship management system, could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in any of these systems, including our customer relationship management system, or the failure of any of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions.

The nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage and thereby not fully protect us.

Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent or sell and from injuries caused in motor vehicle accidents in which our delivery and service personnel are involved. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims made during the respective policy periods. However, we may be exposed to multiple claims that do not exceed our deductibles, and, as a result, we could incur significant out-of-pocket costs that could adversely affect our financial condition and results of operations. In addition, the cost of such insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the coverage level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could adversely affect our financial condition and results of operations.

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

Environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases. These liabilities can be imposed on the parties generating or disposing of such substances or operator of the affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if a contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property.

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

Our disclosure controls and procedures were not effective as of March 31, 2006 to properly record and report the correct accounting treatment of a one-time payment made in connection with our initial public offering.

In connection with our initial public offering in February 2006, we accounted for a one-time, nonrecurring payment, as a direct cost of the initial public offering, and as such, the payment was reflected as a charge to stockholders’ equity in our unaudited interim financial statements for the three months ended March 31, 2006. Management concluded, after further review and consultation with BDO Seidman, LLP, our independent registered public accounting firm, that the payment should not be accounted for as a direct cost of the initial public offering and should instead be reflected as an expense on our consolidated income statement for the three months ended March 31, 2006. Management and our Audit Committee concluded to restate our unaudited interim financial statements for the three months ended March 31, 2006 to properly record and report the correct accounting treatment of this payment. Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Accordingly, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) re-evaluated the effectiveness of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. As part of their evaluation, they reviewed the circumstances surrounding the restatement of our previously issued unaudited interim financial statements for the three months ended March 31, 2006.

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

In addition, our disclosure controls and procedures were not effective as of December 31, 2004 to properly record and report the correct accounting treatment of deferred taxes from the Gulf Wide transaction. This restatement is described in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, which we refer to as “Section 404.” We are in the process of documenting and testing our internal control procedures over financial reporting in order to satisfy certain requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountanting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions of the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, as well as negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. Conversely, if we are able to implement the requirements of Section 404 in a timely manner as required, but the implementation of such requirements results in identified material weaknesses in our internal control over financial reporting, there also could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, we may be required to incur such costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

As of December 31, 2006, we are considered a non-accelerated filer pursuant to the rules and regulations of the SEC and are not subject to the management assessment and auditor attestation requirements of Section 404. However, we believe that as of December 31, 2007, we will meet the definition of an accelerated filer, and as such, we will be required to provide management’s assessment on internal controls over financial reporting as well as the auditor attestation report in our Annual Report on Form 10-K for the year ending December 31, 2007.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of March 21, 2007, we had a network of 48 full-service facilities, serving more than 27,700 customers across 18 states in the West Coast, Intermountain, Southwest, Gulf Coast and Southeast regions of the United States.

In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. We own 5 of our locations and lease 43 locations. Our leases typically provide for varying terms and renewal options. The number of multiple branch locations in each city is indicated by parentheses. The following table provides data on our locations:

City/State	Leased/Owned	City/State	Leased/Owned

Alabama		Mississippi
Birmingham	Leased	Jackson	Leased
Arizona		Montana
Phoenix	Leased	Billings	Leased
Tucson	Leased	Belgrade	Leased
Arkansas		Missoula	Leased
Little Rock	Owned	New Mexico
Springdale	Owned	Albuquerque	Leased
California (Eagle Facilities)		Nevada
Bakersfield	Leased	Las Vegas	Leased
La Mirada	Leased	Reno	Leased
San Diego	Leased	North Carolina
Santa Fe Springs	Owned	Charlotte	Leased
Colorado		Oklahoma
Denver	Leased	Oklahoma City	Leased
Colorado Springs	Leased	Tulsa	Leased
Florida		Texas
Fort Myers	Leased	Corpus Christi	Leased
Jacksonville	Leased	Dallas(2)	Leased(2)
Orlando	Leased	Houston(2)	Leased(2)
Tampa	Leased	San Antonio	Owned
Georgia		Tennessee
Atlanta	Leased	Memphis	Leased
Idaho		Utah
Boise	Leased	Ogden	Leased
Coeur D’Alene	Leased	Salt Lake City	Leased
Louisiana		St. George	Leased
Alexandria	Leased
Baton Rouge	Leased
Belle Chasse(2)	Leased(1)/Owned(1)
Gonzales	Leased
Kenner	Leased
Lafayette	Leased
Lake Charles	Leased
Shreveport(2)	Leased(2)

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 5 to 115 people, who may include technicians, salesmen, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 160 people. Our corporate headquarters are located in Baton Rouge, Louisiana, where we occupy approximately 18,400 square feet under a lease that extends until February 28, 2011. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

Item 3.	Legal Proceedings

From time to time, we are party to various legal actions in the normal course of our business. We believe that we are not party to any litigation, that, if adversely determined, would have a material adverse effect on our business, financial condition, result of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for our common stock as reported by Nasdaq for our year ended December 31, 2006. In connection with our initial public offering, our common stock was priced for initial sale on January 31, 2006. There was no established public trading market for our common stock prior to that date.

	High	Low

Year ended December 31, 2006
First quarter (beginning January 31, 2006)	$29.90	$20.25
Second quarter	42.05	23.20
Third quarter	31.73	22.39
Fourth quarter	27.63	22.82
Year ending December 31, 2007
First quarter (through March 21, 2007)	$27.70	$22.00

Holders

On March 21, 2007, we had 47 stockholders of record of our common stock.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to declare and pay dividends is restricted by covenants in our senior secured credit facility and the indentures governing our senior secured and senior unsecured notes, and may be further limited by instruments governing future outstanding indebtedness we or our subsidiaries may incur.

Securities Authorized for Issuance Under Equity Compensation Plans.

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The graph below compares the cumulative total stockholder return (assuming the reinvestment of all dividends paid) on $100 invested at the market close on January 31, 2006, the date our initial public offering was priced for initial sale, through and including December 31, 2006, with the cumulative return for the same period on the same amount of investment in the Russell 2000 Index and a peer group consisting of United Rentals, Inc. We do not believe that we can reasonably identify other peer group companies that operate in similar lines of business and that there is no published industry or line-of-business index that provides a meaningful comparison of shareholder returns. The chart below the graph sets forth the actual numbers depicted in the graph.1

COMPARISON OF 11 MONTH CUMULATIVE TOTAL RETURN*
Among H&E Equipment Services, Inc., The Russell 2000 Index And A Peer Group

*	$100 invested on 1/13/06 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	1/31/06	3/31/06	6/30/06	9/30/06	12/31/06
H&E Equipment Services, Inc.	$100.00	$161.78	$163.61	$135.50	$137.61
Russell 2000 Index	100.00	104.56	99.31	99.75	108.63
United Rentals, Inc.	100.00	117.71	109.11	79.32	86.76

Issuer Purchases of Equity Securities.

None.

1 The stock performance shown on the graph above is not necessarily indicative of future price performance. In addition, this graph depicts a limited historical trading period due to our initial public offering in 2006.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for the years ended December 31, 2006, 2005, and 2004 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2003 and 2002 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2006(1)	2005	2004	2003	2002(2)
	(Amounts in thousands, except per share amounts)

Statement of operations data(3):
Revenues:
Equipment rentals	$251,374	$190,794	$160,342	$153,851	$136,624
New equipment sales	241,281	156,341	116,907	81,692	72,143
Used equipment sales	133,897	111,139	84,999	70,926	52,487
Parts sales	82,106	70,066	58,014	53,658	47,218
Service revenues	53,699	41,485	33,696	33,349	27,755
Other	42,012	30,385	24,214	20,510	14,778

Total revenues	804,369	600,210	478,172	413,986	351,005

Cost of revenues:
Rental depreciation	78,159	54,534	49,590	55,244	46,627
Rental expense	40,582	47,027	50,666	49,696	37,706
New equipment sales	211,158	137,169	104,111	73,228	65,305
Used equipment sales	97,765	84,696	67,906	58,145	43,776
Parts sales	57,909	49,615	41,500	39,086	34,011
Service revenues	19,206	15,417	12,865	13,043	11,438
Other	36,409	30,151	28,246	26,433	19,774

Total cost of revenues	541,188	418,609	354,884	314,875	258,637

Gross profit:
Equipment rentals	132,633	89,233	60,086	48,911	52,291
New equipment sales	30,123	19,172	12,796	8,464	6,838
Used equipment sales	36,132	26,443	17,093	12,781	8,711
Parts sales	24,197	20,451	16,514	14,572	13,207
Service revenues	34,493	26,068	20,831	20,306	16,317
Other	5,603	234	(4,032)	(5,923)	(4,996)

Total gross profit	263,181	181,601	123,288	99,111	92,368

Selling, general and administrative expenses	143,615	111,409	97,525	93,054	78,352
Loss from litigation	—	—	—	17,434	—
Related party expense	—	—	—	1,275	—
Gain on sale of property and equipment	479	91	207	80	59

Income (loss) from operations	120,045	70,283	25,970	(12,572)	14,075

	For the Year Ended December 31,
	2006(1)	2005	2004	2003	2002(2)
	(Amounts in thousands, except per share amounts)

Other income (expense):
Interest expense(4)	(37,684)	(41,822)	(39,856)	(39,394)	(28,955)
Loss on early extinguishment of debt	(40,771)	—	—	—	—
Other, net	818	372	149	221	372

Total other expense, net	(77,637)	(41,450)	(39,707)	(39,173)	(28,583)

Income (loss) before taxes	42,408	28,833	(13,737)	(51,745)	(14,508)
Income tax provision (benefit)	9,694	673	—	(5,694)	(6,287)

Net income (loss)	$32,714	$28,160	$(13,737)	$(46,051)	$(8,221)

Net income (loss) per common share(5):
Basic	$0.89	$1.10	$(0.54)	$(1.81)	$(0.32)

Diluted	$0.88	$1.10	$(0.54)	$(1.81)	$(0.32)

Weighted average common shares outstanding:
Basic	36,933	25,492	25,492	25,492	25,492

Diluted	36,982	25,492	25,492	25,492	25,492

	For the Year Ended December 31,
	2006(1)	2005	2004	2003	2002(2)
	(Amounts in thousands)

Other financial data:
Depreciation and amortization(6)	$85,122	$59,860	$53,527	$59,159	$49,659
Statement of cash flows:
Net cash provided by operating activities	117,729	35,904	5,639	19,344	25,319
Net cash provided by (used in) investing activities	(191,988)	(83,075)	(11,753)	20,908	(18,694)
Net cash provided by (used in) financing activities	77,935	49,440	5,581	(39,759)	(7,549)

	As of December 31,
	2006(1)	2005	2004	2003	2002(2)
	(Amounts in thousands)

Balance sheet data:
Cash	$9,303	$5,627	$3,358	$3,891	$3,398
Rental equipment, net	440,454	308,036	243,630	261,154	322,271
Goodwill	30,573	8,572	8,572	8,572	8,572
Deferred financing costs and other intangible assets, net	9,330	8,184	10,251	11,235	12,612
Total assets	759,942	530,697	408,669	409,393	476,119
Total debt(7)	265,965	349,902	299,392	292,042	330,139
Stockholders’ Equity/Members’ Equity (Deficit)	235,584	(5,140)	(33,300)	(19,563)	26,487

(1)	Our operating results for the year ended December 31, 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.

(2)	H&E Equipment Services L.L.C. (“H&E LLC”) was the result of the merger on June 17, 2002 of ICM Equipment Company LLC and its consolidated subsidiaries (“ICM”) and Head & Engquist Equipment, LLC (“Head & Engquist,” a wholly-owned subsidiary of Gulf Wide Industries, LLC (“Gulf Wide”)), with and into Gulf Wide. Accordingly, the historical statement of operations data for H&E LLC for the year ended December 31, 2002 reflects the results of operations of Head & Engquist from January 1, 2002, until the date of the merger and includes ICM’s results of operations from the date of the merger through December 31, 2002. Prior to the completion of our initial public offering in February 2006, our business was conducted through H&E LLC. For further information on our Reorganization Transactions, see Special Note Regarding the Registrant immediately preceding Part I. Item 1 of this Annual Report on Form 10-K.

(3)	See note 19 of the 2006 consolidated financial statements included in Item 8 of this Annual Report on Form 10-K discussing segment information.

(4)	Interest expense is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest.

(5)	In calculating shares of common stock outstanding, we give retroactive effect to the completion of the Reorganization Transactions as if the Reorganization Transactions had occurred as of the beginning of the earliest year presented with respect to statement of operations data.

(6)	Excludes amortization of loan discounts and deferred financing costs included in interest expense.

(7)	Total debt represents the amounts outstanding under the senior secured credit facility, senior secured notes, senior subordinated notes, senior unsecured notes, notes payable and capital leases, as applicable for the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — Risk Factors of this Annual Report on Form 10-K.

Overview

Background

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.

As of March 21, 2007, we operated 48 full-service facilities throughout the West Coast, Intermountain, Southwest, Gulf Coast and Southeast regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 46 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have an extremely well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (equipment usage based on customer demand), rental rate trends and targets, and equipment demand which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all four product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell, and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.

Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments.

You can read more about our business segments under Item 1 — Business and in note 19 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year end December 31, 2006, approximately 31.3% of our total revenues were attributable to equipment rentals,

30.0% of our total revenues were attributable to new equipment sales, 16.6% were attributable to used equipment sales, 10.2% were attributable to parts sales, 6.7% were attributable to our service revenues and 5.2% were attributable to non-segmented other revenues.

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

Equipment Rentals.  Revenues from equipment rentals depend on rental rates. Because rental rates are impacted by competition in specific regions and markets, we continuously monitor and adjust rental rates. Equipment rental revenue is also impacted by the availability of equipment and by time utilization (equipment usage based on customer demand). We generate reports on, among other things, time utilization, demand pricing (rental rate pricing based on physical utilization), and rental rate trends on a piece-by-piece basis for our rental fleet. We recognize revenues from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of billing to customers.

New Equipment Sales.  We seek to optimize revenues from new equipment sales by selling equipment through a professional in-house retail sales force focused by product type. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our status as a leading distributor for some of our key suppliers improves our ability to obtain equipment. New equipment sales are an important component of our integrated model due to customer interaction and service contact and new equipment sales also lead to future parts and service revenues. We recognize revenue from the sale of new equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.

Used Equipment Sales.  We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet. The remainder of used equipment sales revenues comes from the sale of inventoried equipment that we acquire through trade-ins from our equipment customers and selective purchases of high-quality used equipment. Our policy is not to offer specified price trade-in arrangements on equipment for sale. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide a profitable distribution channel for disposal of rental equipment. We recognize revenue for the sale of used equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the fiscal year ended December 31, 2006, our total cost of revenues was approximately $541.2 million. Our operating expenses consist principally of selling, general and administrative expenses. For the fiscal year ended December 31, 2006, our selling, general and administrative expenses were approximately $143.6 million. In addition, we incur interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

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

New Equipment Sales.  Cost of new equipment sales consist of the equipment cost of the new equipment that is sold, net of any amount of credit given to the customer towards the equipment for trade-ins.

Used Equipment Sales.  Cost of used equipment sales consist of the net book value of rental equipment for used equipment sold from our rental fleet, net of any amount of credit given to the customer towards the equipment for trade-ins or the equipment cost for used equipment purchased for sale.

Parts Sales.  Cost of parts sales represents costs attributable to the sale of parts directly to customers.

Service Support.  Cost of service revenues represent costs attributable to service provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.

Non-Segmented Other.  Costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other items, drivers wages, fuel costs, shipping costs, and our costs related to damage waiver policies.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses (“SG&A”) include sales and marketing expenses, payroll and related benefit costs, insurance expenses, professional fees, property and other taxes, administrative overhead, and depreciation associated with property and equipment (other than rental equipment). These expenses are not generally allocated to our reportable segments.

Interest Expense:

Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior secured notes due 2012 and senior unsecured notes due 2016 and notes payable. Additionally, interest expense for the periods presented in our consolidated financial statements includes interest on our senior subordinated notes through August 4, 2006, the date upon which these notes were repaid. Interest expense also includes non-cash interest expense related to the amortization cost of (1) deferred financing cost and (2) original issue discount accretion related to our senior secured notes and senior subordinated notes (through August 4, 2006). See note 12 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our recent Refinancing.

Principal Cash Flows

We generate cash primarily from our operating activities and historically we have used cash flows from operating activities and available borrowings under our senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures.

Rental Fleet

A significant portion of our overall value is in our rental fleet equipment. Our rental fleet as of December 31, 2006, consisted of 18,132 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $655.2 million. As of December 31, 2006, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months

Hi-Lift or Aerial Work Platforms	13,697	76%	$434.4	66%	43.6
Cranes	379	2%	80.6	12%	40.6
Earthmoving	1,049	6%	79.4	12%	18.8
Industrial Lift Trucks	1,348	7%	38.1	6%	26.2
Other	1,659	9%	22.7	4%	28.2

Total	18,132	100%	$655.2	100%	39.4

Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. We decreased the average age of our rental fleet by approximately 2.5 months during the year ended December 31, 2006, exclusive of the Eagle acquisition. When combined with the Eagle acquisition, we decreased the average age of our rental fleet by approximately 1.7 months during the year ended December 31, 2006. The average age of the Eagle fleet was approximately 61.0 months at the acquisition date. The Eagle fleet has de-aged in excess of 17 months since our acquisition of Eagle in February 2006. We have made significant progress in reducing Eagle’s fleet age through a combination of disposing of older fleet and adding new fleet. We increased our overall gross rental fleet through the normal course of business activities by approximately $62.7 million during the year ended December 31, 2006 and $132.8 million when combined with the acquired Eagle fleet as of December 31, 2006. We acquired approximately $70.1 million of gross rental fleet in the Eagle acquisition. We also increased for the year ended December 31, 2006, our average rental rates by approximately 9.0%. The mix among our four core product lines remained consistent with that of prior years. As a result of our in-house service capabilities and extensive maintenance program, we believe our rental fleet is well-maintained.

The mix and age of our rental fleet, as well as our cash flows, are impacted by the normal sales of equipment from the rental fleet and the capital expenditures to acquire new rental fleet equipment. In making rental fleet acquisition decisions, we evaluate current market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated useful life of the specific equipment, among other things.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading Forward-Looking Statements, and in Item 1A — Risk Factors in this Annual Report on Form 10-K.

•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures.

•	Economic downturns. The demand for our products is dependent on the general economy, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries can cause demand for our products to materially decrease.

•	Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. The adverse weather also has a seasonal impact in parts of our Intermountain region, primarily in the winter months.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see Seasonality below.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The application of many accounting principles requires us to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and they and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See also note 2 to our consolidated financial statements for a summary of our significant accounting policies.

Revenue Recognition.  Our revenue recognition policies vary by reporting segment. Our policy is to recognize revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue earned is appropriately reported in the periods presented. We recognize revenue from new equipment sales, used equipment sales and parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. We recognize services revenues at the time services are rendered. We recognize other revenues for support services at the time we generate an invoice including the charge for such completed services.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of customer current credit information and payment histories. We believe our credit risk is mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. In the past five years, our write-offs have averaged approximately 0.3% of total annual rental revenues. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

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

The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on the rental fleet for the year ended December 31, 2006 was $78.2 million. For the year ended December 31, 2006, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows (amounts in thousands):

	Hi-Lift or
	Aerial Work		Earth-	Industrial Lift
	Platforms	Cranes	Moving	Trucks	Other	Total
	($ in millions)

Impact of 2-year change in useful life on results of operations for the year ended December 31, 2006
Depreciation expense for the year ended December 31, 2006	$42.8	$10.4	$14.2	$6.3	$4.5	$78.2
Increase of 2 years in useful life	36.2	6.7	8.6	4.2	4.5	60.2
Decrease of 2 years in useful life	54.3	10.1	19.8	7.6	22.7	114.5

For purposes of the sensitivity analysis above, we have elected not to decrease the lives of other equipment, which are primarily three year estimated useful life assets; rather, we have held the depreciation expense constant at our actual amount. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. As noted in this sensitivity table, in general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of $0.9 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment will give rise to an approximate increase in our annual depreciation expense of $1.8 million.

As previously mentioned, another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is highly subjective and subject to change upon future actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $700,000.

Impairment of Long-Lived Assets.  Long-lived assets are recorded at the lower of amortized cost or, if there is an impairment, at fair value. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset over the remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We must make estimates and assumptions when applying the undiscounted cash flow analysis. These estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances. If these estimates change in the future, we may be required to recognize write-downs on our long-lived assets.

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

Purchase Price Allocation.  We have made significant acquisitions in the past and expect that we will continue to make acquisitions on an opportunistic basis in the future to solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. The cost of an entity acquired in a business combination includes the purchase price and the direct costs of the business combination. We allocate the cost of the acquired enterprise to the identifiable assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. With the exception of goodwill, long-lived fixed assets generally represent the largest component of our acquisitions. Typically, the long-lived fixed assets that we acquire are primarily comprised of rental fleet equipment.. Historically, virtually all of the rental equipment that we have acquired through purchase business combinations has been classified as “To be Used,” rather than as “To be Sold.” Equipment that we acquire and classify as “To be Used” is recorded at fair value, as determined by replacement cost of such equipment. We use third party valuation experts to help calculate replacement cost. Additionally, we use third party valuation experts to determine fair market values associated with any significant inventories of new and used equipment acquired in the transaction.

In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these assets and liabilities generally approximate the book values reflected on the acquired entities balance sheets. However, when appropriate, we adjust these book values for factors such as collectibility and existence. The intangible assets that we have acquired consist primarily of the goodwill recognized. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the amounts assigned to the identifiable assets acquired and the liabilities assumed. Depending upon the applicable purchase agreement and the particular facts and circumstances of the business acquired, we may identify other intangible assets, such as non-compete agreements and customer-related intangibles (specifically customer relationships). When specifically negotiated by the parties in the applicable purchase agreements, we base the value of non-compete agreements on the amounts assigned to them in the purchase agreements as these amounts represent the amounts negotiated in an arm’s length transaction. When not negotiated by the parties in the applicable purchase agreements, the fair value of non-compete agreements is estimated based on a percentage of the acquisition’s goodwill. Customer relationships are generally valued based on an excess earnings or income approach with consideration to projected cash flows. We use third party valuation experts to independently estimate such values.

Impairment of Goodwill.  We have made acquisitions in the past that included the recognition of goodwill. Commencing January 1, 2002, goodwill is no longer amortized, but instead is reviewed for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. In general, this means that we must determine whether the fair value of our goodwill reporting units is greater than their carrying value. If the fair value of a reporting unit is less than its carrying value, then we must calculate the implied fair value of goodwill, which is compared to its carrying value to measure the amount of impairment, if any.

A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified six reporting units pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as well as other relevant accounting guidance.

Reserves for Claims.  We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include (i) workers compensation claims; (ii) general liability claims by third parties for injury or property damage caused by our equipment or personnel; and (3) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels.

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

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based on probable outcomes of such matters.

Results of Operations

The tables included in the period comparisons below provide summaries of our revenues and gross profits for our business segments. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Our operating results for the year ended December 31, 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues

	For the
	Year Ended			Total
	December 31,		Total Dollar	Percentage
	2006	2005	Change	Change
	(In millions, except percentages)

Segment Revenues:
Equipment rentals	$251.4	$190.8	$60.6	31.8%
New equipment sales	241.3	156.3	85.0	54.4%
Used equipment sales	133.9	111.1	22.8	20.5%
Parts sales	82.1	70.1	12.0	17.1%
Service revenues	53.7	41.5	12.2	29.4%
Non-Segmented revenues	42.0	30.4	11.6	38.2%

Total revenues	$804.4	$600.2	$204.2	34.0%

Total Revenues.  Our total revenues were $804.4 million in 2006 compared to $600.2 million in 2005, an increase of $204.2 million, or 34.0%. Revenues increased for all reportable segments primarily as a result of increased customer demand for our products and services. Total revenues related to Eagle included in our 2006 fiscal year operating results were $33.3 million.

Equipment Rental Revenues.  Our revenues from equipment rentals increased $60.6 million, or 31.8%, to $251.4 million in 2006 from $190.8 million in 2005. The increase is primarily a result of a 9.0% increase in average comparative rental rates, which was partially offset by a 0.6% decrease in time utilization (equipment usage based on customer demand) from 69.8% last year compared to 69.2% this year. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $45.0 million, cranes increased $4.5 million, earthmoving increased $7.0 million, lift trucks increased $3.2 million and other equipment rentals increased $0.9 million. Total equipment rental revenues included in our 2006 operating results related to Eagle were $26.0 million, of which $20.3 million was related to the rental of aerial work platforms. Rental equipment dollar utilization (annual rental revenues divided by the average quarterly original rental fleet equipment costs of $629.5 million and $494.7 million for 2006 and 2005, respectively) was approximately 41.1% in 2006 compared to 38.6% in 2005.

New Equipment Sales Revenues.  Our new equipment sales increased $85.0 million, or 54.4%, to $241.3 million in 2006 from $156.3 million in 2005. In 2006, sales of new cranes increased $52.2 million, aerial work platforms increased $9.6 million, new earthmoving sales increased $17.5 million and new lift trucks increased $2.0 million. Other new equipment sales also increased by $3.7 million. Total new equipment sales revenues for the year ended December 31, 2006 related to Eagle and included in our 2006 operating results were approximately $0.8 million.

Used Equipment Sales Revenues.  Our used equipment sales increased $22.8 million, or 20.5%, to $133.9 million in 2006 from $111.1 million in 2005. Total used equipment sales revenues for the year ended December 31, 2006 related to Eagle and included in our 2006 operating results were $2.5 million. Our used equipment sales from our rental fleet in 2006 were approximately 145.0% of net book value, compared to 136.6% of net book value for 2005, which is indicative of higher customer demand for quality used equipment.

Parts Sales Revenues.  Our parts sales increased $12.0 million, or 17.1%, to $82.1 million in 2006 from $70.1 million in 2005. Of the $12.0 million increase for the year ended December 31, 2006, $0.5 million was attributable to Eagle. The remaining increase was primarily attributable to increased customer demand for parts and the growth of our primary business activities.

Service Revenues.  Our service revenues increased $12.2 million, or 29.4%, to $53.7 million in 2006 from $41.5 million in 2005 and was primarily attributable to increased customer demand for service support and the growth of our primary business activities. Approximately $0.3 million of the service revenues increase was attributable to Eagle.

Non-Segmented Revenues.  Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenue increased $11.6 million, or 38.2%, during 2006. These support activities increased largely due to an increase in the volume of these services in conjunction with the growth of our primary business activities combined with a strategic focus on offering these services to our customers.

Gross Profit

	For the
	Year Ended			Total
	December 31,		Total Dollar	Percentage
	2006	2005	Change	Change
	(In millions, except for percentages)

Segment Gross Profit:
Equipment rentals	$132.7	$89.3	$43.4	48.6%
New equipment sales	30.1	19.1	11.0	57.6%
Used equipment sales	36.1	26.4	9.7	36.7%
Parts sales	24.2	20.5	3.7	18.0%
Service revenues	34.5	26.1	8.4	32.2%
Non-Segmented revenues	5.6	0.2	5.4	2,700.0%

Total gross profit	$263.2	$181.6	$81.6	44.9%

Total Gross Profit.  Our total gross profit was $263.2 million in 2006 compared to $181.6 million in 2005, a $81.6 million, or 44.9%, increase. Gross profit increased primarily as a result of increased rental revenues combined with a reduction of rental expenses. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for 2006 was 32.7%, an increase of 2.4% from the 30.3% gross profit margin in 2005. Total gross profit related to Eagle included in our 2006 operating results was $15.3 million, or approximately 46.1% of total Eagle revenues for 2006. Our gross profit was attributable to:

Equipment Rentals Gross Profit.  Our gross profit from equipment rentals increased $43.4 million, or 48.6%, to $132.7 million in 2006 from $89.3 million in 2005. The increase is primarily a result of a $60.6 million increase in rental revenue and a $6.5 million decrease in rental expenses. These improvements in gross profit were offset by a $23.7 million increase in rental depreciation expense as a result of the fleet acquired in the Eagle acquisition and the growth of our existing rental fleet.

The decrease in rental expenses is the net result of an $11.8 million decrease in operating lease costs and a $5.3 million increase in maintenance and repair costs as a result of a larger fleet. As a percentage of equipment rental revenues, maintenance and repair costs were 12.6% in 2006, down from 14.2% in the prior year. The decrease in operating lease costs is the result of our payoff of all rental fleet operating leases with the proceeds of our initial public offering. Eagle’s rental operations contributed $14.4 million of the total gross profit increase for the period.

New Equipment Sales Gross Profit.  Our new equipment sales gross profit increased $11.0 million, or 57.6%, to $30.1 million in 2006 from $19.1 million in 2005. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenue, an improvement of 0.2% in comparative gross margins and the mix of equipment sold.

Used Equipment Sales Gross Profit.  Our used equipment sales gross profit increased $9.7 million, or 36.7%, to $36.1 million in 2006 from $26.4 million in 2005. The increase in used equipment sales gross profit was primarily the result of higher used equipment sales, a 3.2% improvement in comparative gross margins and the mix of used equipment sold. Additionally, Eagle contributed $0.7 million of the increase.

Parts Sales Gross Profit.  Our parts sales revenue gross profit increased $3.7 million, or 18.0%, to $24.2 million in 2006 from $20.5 million in 2005. The increase was primarily attributable to the growth in parts sales revenues from increased customer demand for parts.

Service Revenues Gross Profit.  Our service revenues gross profit increased $8.4 million, or 32.2%, to $34.5 million in 2006 from $26.1 million in 2005. The increase was primarily attributable to the growth in service revenues from increased customer demand for service support. Eagle contributed approximately $0.2 million of the gross profit increase.

Non-Segmented Revenues Gross Profit.  Our non-segmented revenues gross profit improved $5.4 million. The improvement is largely due to a strategic focus on these equipment support activities combined with the increase in support activity revenues and the streamlining of the related costs of support revenues.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $32.2 million, or 28.9%, to $143.6 million in 2006 from $111.4 million in 2005. The increase was primarily related to the growth of our business, which resulted in increased headcount, higher sales commissions, performance incentives, benefits and insurance costs. Additionally, we incurred in 2006 a one-time, non-recurring expense of $8.0 million to terminate a management services agreement in connection with our initial public offering of common stock. As a percentage of total revenues, SG&A expenses were 17.8% in 2006, down from 18.6% in the prior year, reflecting the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year, which was partially offset by the one-time, non-recurring expense mentioned above.

Other Income (Expense).  For the year ended December 31, 2006, our net other expense increased by $36.2 million to $77.6 million compared to $41.4 million for the same period in 2005. Included in the current year other income (expense) is a $40.8 million charge related to the early extinguishment of debt in connection with our Refinancing (see discussion below). The remainder of the change reflects $4.1 million of lower interest expense resulting from a decrease in average outstanding borrowings for 2006 compared to 2005 as a result of our February 2006 paydown of outstanding principal balances on our senior secured credit facility from the proceeds of our initial public offering. We had no subsequent borrowings under the senior secured credit facility until August 4, 2006. Additionally, the lower interest expense is reflective of the Company’s Refinancing as further discussed below. Offsetting these lower interest costs were higher interest costs associated with an increase in interest expense related to our manufacturer flooring plans payable used to finance inventory purchases. Additionally, net other income increased $0.4 million for the comparative periods as a result of interest income earned during the first, second and third quarters of 2006 from the investment of our excess cash balances.

On August 4, 2006, we completed the cash tender offer and consent solicitation for our 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”). Additionally, we announced the closing of our private offering of $250 million aggregate principal amount of its 8 3/8% senior unsecured notes due 2016 (the “New Notes”).

Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. We used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under its existing senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior secured notes was $217.6 million. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the Senior Subordinated Notes was approximately $60.1 million. Aggregate offering expenses totaled approximately $1.9 million.

In connection with the above transactions, we recorded a loss on early extinguishment of debt in the three month period ended September 30, 2006 of approximately $40.8 million, or approximately $31.5 million after-tax, reflecting payment of the $25.3 million of tender premiums and other transaction costs of $0.5 million in connection with the tender offer and consent solicitation, combined with the write off of approximately $5.4 million of unamortized deferred financing costs of the Notes and $9.6 million of remaining unamortized original issue discount on the Notes.

Income Taxes.  Effective with the Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes.

Income tax expense for the year ended December 31, 2006 increased approximately $9.0 million to $9.7 million compared to $0.7 million for the year ended December 31, 2005. The effective income tax rate for the year ended December 31, 2006 was 22.9% compared to 2.3% for the year ended December 31, 2005. The increase is a result of our increased taxable income in 2006 that resulted in higher state income taxes, as well as nondedeductible original issue discount written off for book purposes in connection with our Refinancing (see note 12 to the consolidated financial statements for further information on our Refinancing). Also, our 2006 effective tax rate was impacted by the reversal of our deferred tax asset valuation allowance, which created a current year income tax benefit, thereby lowering our estimated effective tax rate for the year. We had recorded at December 31, 2005 a tax valuation allowance against a portion of our deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred and our belief that it was more likely than not that we would not be able to recover the deferred income tax assets. The valuation allowance was reversed in 2006. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2006 are fully realizable through future reversals of existing taxable existing temporary differences and future taxable income, and are not subject to any limitations.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2005	2004	Change	Change
	(In millions, except percentages)

Segment Revenues:
Equipment rentals	$190.8	$160.3	$30.5	19.0%
New equipment sales	156.3	116.9	39.4	33.7%
Used equipment sales	111.1	85.0	26.1	30.7%
Parts sales	70.1	58.0	12.1	20.9%
Service revenues	41.5	33.7	7.8	23.1%
Non-Segmented revenues	30.4	24.3	6.1	25.1%

Total revenues	$600.2	$478.2	$122.0	25.5%

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

Gross Profit

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2005	2004	Change	Change
	(In millions, except for percentages)

Segment Gross Profit:
Equipment rentals	$89.3	$60.1	$29.2	48.6%
New equipment sales	19.1	12.8	6.3	49.2%
Used equipment sales	26.4	17.1	9.3	54.4%
Parts sales	20.5	16.5	4.0	24.2%
Service revenues	26.1	20.8	5.3	25.5%
Non-Segmented revenues	0.2	(4.0)	4.2	105.0%

Total gross profit	$181.6	$123.3	$58.3	47.3%

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

Liquidity and Capital Resources

Cash flow from operating activities.  Our cash provided by operating activities for the year ended December 31, 2006 was $117.7 million. Our cash flows from operating activities were primarily attributable to our reported net income of $32.7 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, stock-based compensation expense and gains on the sale of long-lived assets provided positive cash flows of $139.5 million. Included in these non-cash expense items is the $40.8 million loss on early extinguishment of debt associated with our recent Refinancing transactions (see note 12 to the consolidated financial statements for further information on our Refinancing. These cash flows from operating activities were positively impacted by increases in operating assets and liabilities of $4.8 million in accounts payable and an increase of $54.3 million in manufacturer flooring plans payable, primarily due to a $69.9 million increase in inventory purchases to meet increasing customer demand. Offsetting these positive cash flows from operating activities were increases in our receivables of $2.9 million due to higher sales volumes and in our prepaid expenses and other assets of $6.2 million. Also, as discussed in note 3 to the consolidated financial statements, we used a portion of the proceeds from our initial public offering to pay approximately $8.6 million of deferred compensation liabilities.

Our cash provided by operating activities for the year ended December 31, 2005 was $35.9 million. Our cash flows from operations were primarily attributable to our reported net income of $28.2 million, which, when adjusted for non-cash expense items, such as depreciation, deferred income taxes and amortization and gains on the sale of long-lived assets provided positive cash flows. These cash flows from operating activities were partially offset by increases of $42.5 million in manufacturer flooring plans payable and $14.8 million in trade accounts payable, primarily due to an increase in inventory purchases. Our cash flows from operations were also positively impacted by increases in accrued expenses payable and other liabilities including accrued insurance reserves, accrued payroll and related liabilities, and accrued sales, use and property taxes. Offsetting these positive cash flows from operations were increases in our receivables of $32.1 million and an increase in our inventories of $44.2 million. Our receivables increased during 2005 due to higher sales volume. The increase in our inventories reflects our strategy of taking advantage of available inventory during a time when original equipment manufacturers were experiencing significantly increased lead times and to avoid anticipated price increases from our manufacturers. Additionally, our cash flow from operations was negatively impacted by payment of the letter of credit, including accrued interest, in connection with certain litigation with one of our competitors, Sunbelt Rentals, Inc. (“Sunbelt”). In July 2000, Sunbelt brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg, alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occurred a misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the court ruled in favor of the plaintiff in the amount of $17.4 million. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the court’s ruling, we posted and filed an irrevocable standby letter of credit for $20.1 million, representing the amount of the judgment plus $2.7 million in anticipated statutory interest for the twenty-four months while the judgment was to be appealed. On October 18, 2005, the Court of Appeals of North Carolina denied our appeal.

We did not pursue any additional appeals and, on November 23, 2005, entered into a settlement agreement with Sunbelt to pay the full amount of the irrevocable standby letter of credit. We made this payment on November 28, 2005.

Cash flow from investing activities.  For the year ended December 31, 2006, cash used in our investing activities was $192.0 million. This is a net result of purchases of $242.8 million for rental equipment and property and equipment, which was partially offset by proceeds from the sale of rental and property and equipment of $107.8 million, combined with approximately $57.0 million related to the acquisition of Eagle (see note 4 to the consolidated financial statements for further information on our Eagle acquisition).

For 2005, cash used in our investing activities was $83.1 million. This is a net result of purchases of $171.1 million in rental and property and equipment, which was offset by proceeds from the sale of rental and property and equipment of $88.0 million.

Cash flow from financing activities.  Cash provided by our financing activities for the year ended December 31, 2006 was $77.9 million. We completed an initial public offering of our common stock in February 2006, resulting in net proceeds to us, after deducting underwriting commissions and other fees and expenses, of approximately $207.0 million (see note 3 to the consolidated financial statements for further information related to our initial public offering).

As discussed above, we completed our Refinancing in August 2006 with the issuance of $250.0 million senior unsecured notes due 2016. Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. We used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under our existing senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior secured notes was $217.6 million. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the Senior Subordinated Notes was approximately $60.1 million. Aggregate offering expenses totaled approximately $1.9 million.

For the year ended December 31, 2006, our total borrowings under our senior secured credit facility were $917.0 million and total payments under the senior secured credit facility were $1.0 billion. Financing costs paid in 2006 related to Amendment No. 11 to our senior secured credit facility totaled $0.2 million and $1.6 million in financing costs were paid related to the amended and restated senior secured credit facility in connection with our Refinancing. Proceeds from the issuance of notes payable, net of related principal payments were $1.1 million and payment of a related party obligation totaled $0.3 million.

For 2005, cash provided by our financing activities was $49.4 million. For the year ended December 31, 2005, our total borrowings under our senior secured credit facility were $616.5 million and total payments under the senior secured credit facility were $565.4 million. The borrowings under the senior secured credit facility included amounts drawn to fund the letter of credit associated with the Sunbelt litigation as discussed above. Financing costs paid totaled $0.1 million and payment of related party obligation was $0.3 million. Payments on capital leases and other notes were $1.4 million.

Senior Secured Credit Facility Amendments

The following information discusses amendments and other significant events as they relate to our senior secured credit facility during the year ended December 31, 2006. Also see note 12 to the consolidated financial statements for further information related to our credit facility.

On February 3, 2006, our senior secured credit agreement, dated June 17, 2002, as amended, by and among the Company, Great Northern Equipment, Inc. (together with the Company, the “Borrowers”), GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto (the “Credit Agreement”), was amended primarily to (1) approve the merger of H&E Holdings and H&E LLC with and into H&E Equipment Services, Inc., with H&E Equipment Services, Inc. surviving the reincorporation merger as the operating company, as further described herein as the Reorganization Transactions, and to effectuate H&E Equipment Services, Inc. as a “Borrower” under the terms of the senior secured credit facility; and (2) require the proceeds of certain stock and debt issuances in excess of $1,000,000 in the aggregate be used to prepay amounts outstanding under the senior secured credit facility in an amount equal to such proceeds. We did not pay an amendment fee relating to this amendment.

In February 2006, we used a portion of the proceeds from our initial public offering to repay $96.6 million of outstanding indebtedness under the senior secured credit facility, and we subsequently paid accrued interest in the amount of $0.2 million in March 2006.

On March 20, 2006, the senior secured credit agreement was further amended to (1) adjust the “Applicable Revolver Index Margin,” the “Applicable Revolver LIBOR Margin” and the “Applicable L/C Margin” to reflect tiered pricing based upon our monthly computed “Leverage Ratio” applied on a prospective basis commencing at least one day after the date of delivery to the “Lenders” of the monthly unaudited “Financial Statements” beginning after March 31, 2006; (2) adjust the “Applicable Unused Line Fee Margin” to reflect tiered pricing based upon our “Excess Availability Percentage” computed on the first day of a calendar month applied on a prospective basis commencing with the first adjustment to the “Applicable Revolver Index Margin” and “Applicable Revolver LIBOR Margin;” (3) eliminate the $16.5 million block on availability of assets; (4) revise the financial covenants to (i) add a covenant requiring maintenance of a minimum “Fixed Charge Coverage Ratio” of 1.10 to 1.00, which is tested at the end of each fiscal month only if a “Covenant Liquidity Event” has occurred and is then continuing and (ii) eliminate all other “Financial Covenants;” and (5) revise the definitions of various other capitalized terms contained within the original senior secured credit agreement. In connection with this amendment, we paid fees to the “Lenders” of $190,000.

As of July 12, 2006, we were granted a waiver under our senior secured credit agreement pursuant to which our lenders under our senior secured credit agreement waived our non-compliance with, and the effects of our non-compliance under, various representations and non-financial covenants contained in the senior secured credit agreement affected by the accounting adjustment in connection with the restatement of our Form 10-Q on Form 10-Q/A for the three month period ended March 31, 2006 as filed with the SEC on July 14, 2006. As a result of the restatement, among other things, we would no longer be able to make the representations under our senior secured credit agreement concerning the conformity with GAAP of our previously delivered financial statements, or confirm our prior compliance with certain obligations concerning the maintenance of our books and records in accordance with GAAP. Because the restatement did not result in our having breached the financial covenant in the senior secured credit agreement, the waiver does not waive or modify the financial covenant. As a result of the waiver, we continued to have full access to our revolving credit facility under the senior secured credit agreement. We paid no fee to the “Lenders” as a result of the waiver.

On August 4, 2006, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), amending and restating our senior secured credit agreement primarily to, (i) increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million, (ii) reduce the applicable unused line fee margin in respect of undrawn commitments to 0.25%, (iii) increase the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value to the lesser of 100% of net book value or 85% of orderly liquidation value, (iv) extend the maturity date of the facility from February 10, 2009 to August 4, 2011 and (v) add H&E Equipment Services (California), LLC was added as a borrower. Furthermore, the Amended Credit Agreement changed the measurement frequency of our computed “Leverage Ratio” from a monthly calculation to a quarterly calculation. We paid $1.4 million to the “Lenders” in connection with this Amended Credit Agreement and incurred other transaction costs of approximately $0.2 million.

As of March 21, 2007, we had $7.6 million of outstanding borrowings under our senior secured credit facility with $235.1 million of additional borrowing availability, net of $7.3 million of issued standby letters of credit. As of December 31, 2006, we were in compliance with our financial covenant under the Amended Credit Agreement.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our senior secured credit facility. In February 2006, we also completed an initial public offering of our common stock (see note 3 to the consolidated financial statements for further information on our initial public offering).

Our principal uses of cash have been to fund operating activities and working capital, purchase rental fleet equipment and property and equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In February 2006, we completed the Eagle acquisition (see note 4 to the consolidated financial statements for further information). In the future, we may pursue additional strategic acquisitions. We anticipate that these uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2006 were $226.1 million, including $25.2 million of non-cash transfers from new and used equipment to rental fleet inventory, primarily to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the year ended December 31, 2006 were $16.7 million. We anticipate that our 2007 gross rental fleet capital expenditures will be used to primarily replace the rental fleet equipment we anticipate selling during 2007 as well as to meet increased demand. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash flow from operating activities and from borrowings under our senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. If we pursue any other strategic acquisitions during 2007, we may need to access available borrowings under our senior secured debt.

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

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from our operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indentures governing the senior secured and senior unsecured notes, and the amended senior secured credit facility, contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. Further, we have evaluated our relationships with related parties and determined that none of the related party interests represent variable interest entities pursuant to Financial Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51.

In the normal course of our business activities, we may lease real estate, rental equipment and non-rental fleet equipment under operating leases. See Contractual and Commercial Commitments Summary below.

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2006.

	Payments Due by Year
	Total	2007	2008-2009	2010-2011	Thereafter
	(Amounts in thousands)

Long-term debt (including senior secured and senior unsecured notes payable)	$256,831	$367	$58	$59	$256,347
Interest payments on senior secured notes(1)	2,753	501	1,001	1,001	250
Interest payments on senior unsecured notes(1)	208,340	19,902	41,875	41,875	104,688
Senior secured credit facility	9,134	—	—	9,134	—
Interest payments on senior secured credit facility(1)	3,153	684	1,368	1,101	—
Related party obligation (including interest)(2)	750	300	450	—	—
Operating leases(3)	37,269	7,124	9,975	6,537	13,633
Other long-term obligations(4)	148,566	25,059	64,898	54,779	3,830

Total contractual cash obligations	$666,796	$53,937	$119,625	$114,486	$378,748

(1)	Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all periods using rates in effect on December 31, 2006.

(2)	Payments under the consulting and non-competition agreement with Mr. Thomas Engquist.

(3)	This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.

(4)	Includes $148.0 million in manufacturer flooring plans payable, which is used by the Company to finance purchases of inventory and rental equipment.

Additionally, as of December 31, 2006, we have standby letters of credit issued under our senior secured credit facility totaling $8.3 million that expire in September 2007 and January 2008.

Seasonality

Although we believe our business is not significantly impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

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

Acquisitions

We completed, effective as of February 28, 2006, the acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC. See note 4 to the consolidated financial statements of this Annual Report on Form 10-K for further information on this acquisition. The Eagle purchase price was funded out of the proceeds from our initial public offering. Prior to our acquisition, Eagle was a privately-held construction and industrial equipment rental company. Eagle serves the southern California construction and industrial markets out of four locations.

We periodically engage in evaluations of potential acquisitions and start-up facilities. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms. For further information regarding our risks related to acquisitions, see Item 1A of Part I of this Annual Report on Form 10-K.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect that the adoption of FIN 48 will have a material impact on our financial position, cash flows or results from operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Specifically, SAB 108 requires that public companies utilize a “dual-approach” to assessing quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. SAB 108 did not have an effect on our financial position or results of operations for the year ended December 31, 2006.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on our financial position, cash flows or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. Management is assessing the impact of adopting SFAS 159 and currently does not believe the adoption will have a material impact on our financial position, cash flows or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on the amended senior secured credit facility is calculated based upon LIBOR plus 125 basis points as of December 31, 2006. At December 31, 2006, we had $9.1 million outstanding under our senior secured credit facility. The average interest rate in effect on those borrowings at December 31, 2006 was approximately 7.5%. A 1.0% increase in the effective interest rate on our outstanding borrowings at December 31, 2006, would increase our interest expense by approximately $0.1 million on an annualized basis. We do not have significant exposure to changing interest rates on our fixed-rate senior secured notes, fixed-rate senior unsecured notes or on our other notes payable.

Item 8.	Consolidated Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
H&E Equipment Services, Inc.
Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ deficit and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in Item 15(a)(2) of the Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth herein.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment.”

/s/  BDO Seidman, LLP

Dallas, Texas
March 26, 2007

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
	(Amounts in thousands, except share amounts)

ASSETS
Cash	$9,303	$5,627
Receivables, net of allowance for doubtful accounts of $2,852 and $2,364, respectively	107,760	99,523
Inventories, net of reserve for obsolescence of $1,326 and $975, respectively	126,737	81,093
Prepaid expenses and other assets	6,122	1,378
Rental equipment, net of accumulated depreciation of $158,822 and $133,943, respectively	440,454	308,036
Property and equipment, net of accumulated depreciation of $27,112 and $21,142, respectively	29,663	18,284
Deferred financing costs and other intangible assets, net of accumulated amortization of $5,086 and $7,250, respectively	9,330	8,184
Goodwill	30,573	8,572

Total assets	$759,942	$530,697

LIABILITIES, MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$9,134	$106,451
Accounts payable	61,486	56,173
Manufacturer flooring plans payable	148,028	93,728
Accrued expenses payable and other liabilities	33,150	22,798
Related party obligation	653	869
Notes payable	2,354	521
Senior secured notes, net of original issue discount of $23 and $1,127, respectively	4,477	198,873
Senior subordinated notes, net of original issue discount of $8,943	—	44,057
Senior unsecured notes	250,000	—
Deferred income taxes	11,805	645
Deferred compensation payable	3,271	11,722

Total liabilities	524,358	535,837

Commitments and contingent liabilities (see note 14 of consolidated financial statements)
Members’ deficit	—	(5,140)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,192,094 and no shares issued and outstanding at December 31, 2006 and 2005, respectively	382	—
Additional paid-in capital	204,638	—
Retained earnings	30,564	—

Total stockholders’ equity	235,584	—

Total liabilities, members’ deficit and stockholders’ equity	$759,942	$530,697

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(Amounts in thousands, except per share amounts)

Revenues:
Equipment rentals	$251,374	$190,794	$160,342
New equipment sales	241,281	156,341	116,907
Used equipment sales	133,897	111,139	84,999
Parts sales	82,106	70,066	58,014
Service revenues	53,699	41,485	33,696
Other	42,012	30,385	24,214

Total revenues	804,369	600,210	478,172

Cost of revenues:
Rental depreciation	78,159	54,534	49,590
Rental expense	40,582	47,027	50,666
New equipment sales	211,158	137,169	104,111
Used equipment sales	97,765	84,696	67,906
Parts sales	57,909	49,615	41,500
Service revenues	19,206	15,417	12,865
Other	36,409	30,151	28,246

Total cost of revenues	541,188	418,609	354,884

Gross profit	263,181	181,601	123,288
Selling, general and administrative expenses	143,615	111,409	97,525
Gain on sales of property and equipment, net	479	91	207

Income from operations	120,045	70,283	25,970

Other income (expense):
Interest expense	(37,684)	(41,822)	(39,856)
Loss on early extinguishment of debt	(40,771)	—	—
Other, net	818	372	149

Total other expense, net	(77,637)	(41,450)	(39,707)

Income (loss) before provision for income taxes	42,408	28,833	(13,737)
Provision for income taxes	9,694	673	—

Net income (loss)	$32,714	$28,160	$(13,737)

Net income (loss) per common share:
Basic	$0.89	$1.10	$(0.54)

Diluted	$0.88	$1.10	$(0.54)

Weighted average common shares outstanding:
Basic	36,933	25,492	25,492

Diluted	36,982	25,492	25,492

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’	Members’
	Shares	Amount	Capital	Earnings	Equity	Deficit
	(Amounts in thousands, except share amounts)

Balances at December 31, 2003	—	$—	$—	$—	$—	$(19,563)
Net loss	—	—	—	—	—	(13,737)

Balances at December 31, 2004	—	—	—	—	—	(33,300)
Net income	—	—	—	—	—	28,160

Balances at December 31, 2005	—	—	—	—	—	(5,140)
Net income for the period January 1, 2006 through February 2, 2006	—	—	—	—	—	2,150
Effect of the Reorganization Transactions	25,492,019	255	(3,245)	—	(2,990)	2,990
Common stock issued on February 3, 2006 pursuant to initial public offering, net of $15,915 issue costs	12,578,125	126	206,892	—	207,018	—
Issuance of common stock	121,950	1	—	—	1	—
Stock-based compensation	—	—	991	—	991	—
Net income for the period February 3, 2006 through December 31, 2006	—	—	—	30,564	30,564	—

Balances at December 31, 2006	38,192,094	$382	$204,638	$30,564	$235,584	$—

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$32,714	$28,160	$(13,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	6,917	5,232	3,642
Depreciation on rental equipment	78,159	54,534	49,590
Amortization of other intangible assets	46	94	295
Amortization of loan discounts and deferred financing costs	2,232	2,744	2,627
Provision for deferred income taxes	8,968	645	—
Provision for losses on accounts receivable	1,925	1,508	1,395
Non-cash compensation expense	991	—	—
Provision for obsolescence	24	30	240
Loss on early extinguishment of debt	40,771	—	—
Gain on sale of property and equipment	(479)	(91)	(207)
Gain on sale of rental equipment	(32,785)	(23,343)	(15,230)
Changes in operating assets and liabilities, net of effects of business combinations:
Receivables, net	(2,861)	(32,128)	(7,682)
Inventories, net	(69,949)	(44,159)	(22,263)
Prepaid expenses and other assets	(6,188)	(335)	1,477
Accounts payable	4,825	14,779	1,717
Manufacturer flooring plans payable	54,300	42,530	(571)
Accrued expenses payable and other liabilities	6,570	1,986	4,674
Accrued loss from litigation	—	(17,434)	—
Deferred compensation payable	(8,451)	1,152	(328)

Net cash provided by operating activities	117,729	35,904	5,639

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(56,962)	—	—
Purchases of property and equipment	(16,683)	(8,283)	(4,558)
Purchases of rental equipment	(226,093)	(162,780)	(72,940)
Proceeds from sales of property and equipment	2,019	960	349
Proceeds from sales of rental equipment	105,731	87,028	65,396

Net cash used in investing activities	(191,988)	(83,075)	(11,753)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	207,018	—	—
Payment of deferred financing costs	(8,782)	(92)	(887)
Borrowings on senior secured credit facility	917,028	616,518	479,756
Payments on senior secured credit facility	(1,014,345)	(565,360)	(468,421)
Payments of related party obligation	(300)	(300)	(300)
Proceeds from issuance of senior unsecured notes	250,000	—	—
Principal payment of senior secured and senior subordinated notes	(273,763)	—	—
Proceeds from issuance of notes payable	1,271	(206)	(336)
Principal payments on notes payable	(192)	—	—
Payments of capital lease obligations	—	(1,120)	(4,231)

Net cash provided by financing activities	77,935	49,440	5,581

Net increase (decrease) in cash	3,676	2,269	(533)
Cash, beginning of year	5,627	3,358	3,891

Cash, end of year	$9,303	$5,627	$3,358

Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$25,196	$19,845	$9,292
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$28,049	$38,314	$33,648
Income taxes, net of refunds received	$576	$171	$19

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

As of December 31, 2006 and 2005, the Company had $148.0 million and $93.7 million, respectively, in manufacturer flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

(1)  Organization and Nature of Operations

Organization

In connection with our initial public offering of common stock in February 2006 (see note 3 to the consolidated financial statements for further information regarding our initial public offering), we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in Holdings received shares of our common stock. All references to common stock share and per share amounts included in our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had taken place as of the beginning of the earliest period presented.

Nature of Operations

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. By providing equipment sales, rental, on-site parts, and repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full-service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.

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

All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations accounted for as purchases are included in the consolidated financial statements from the respective dates of acquisition.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, and consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our consolidated financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation. Specifically, we have bifurcated our accounts payable balances into two separate components; trade accounts payable (or accounts payable) and manufacturer flooring plans payable. Also see note 8 to the consolidated financial statements regarding accounts payable and note 9 to the consolidated financial statements regarding manufacturer flooring plans payable.

Revenue Recognition

Our policy recognizes revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented. Revenue from the sale of new and used equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectability is reasonably assured. Service revenue is recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges and are recognized at the time an invoice is generated and after the service has been provided.

Inventories

New and used equipment inventories are stated at the lower of cost or market, with cost determined by specific-identification. Parts and supplies are stated at the lower of the average cost or market.

Rental Equipment

Rental equipment purchased by the Company is stated at cost and is depreciated over the estimated useful lives of the equipment using the straight-line method. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and industrial lift trucks over a seven year estimated useful life. Attachments and other smaller type equipment are fully depreciated over a three year estimated useful life.

Ordinary repair and maintenance costs and property taxes are charged to operations as incurred. Expenditures for additions or improvements that extend the useful life of the asset are capitalized in the period incurred. When rental equipment is sold or disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the Company’s consolidated statements of operations. We receive individual offers for fleet on a continual basis, at which time we perform an analysis on whether or not to accept the offer. The rental equipment is not transferred to inventory under the held for sale model as the equipment is used to generate revenues until the equipment is sold. In accordance with SFAS 144, “Accounting for the

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment or Disposal of Long-Lived Assets,” we periodically review the carrying value of its long-lived assets for possible impairment.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the assets’ estimated useful lives using the straight-line method. Ordinary repair and maintenance costs are charged to operations as incurred. We periodically review the carrying value of our long-lived assets for possible impairment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. Generally, we assign the following estimated useful lives to these categories:

Estimated
Category	Useful Life

Transportation equipment	5 years
Buildings	39 years
Office equipment	5 years
Computer equipment	3 years
Machinery and equipment	7 years

Deferred Financing Costs and Initial Purchasers’ Discounts

Deferred financing costs include underwriting, legal, accounting and other direct costs incurred in connection with the issuance, and amendments thereto, of the Company’s long-term debt. These costs are amortized over the terms of the related debt. Initial purchasers’ discounts are amortized over the terms of the related debt, utilizing the effective interest method. The amortization expense of deferred financing costs and accretion of initial purchasers’ discounts is included in interest expense as an overall cost of the related financings.

Goodwill

We have used the purchase method of accounting for all of our business combinations. Our business acquisitions result in the allocation of purchase price to goodwill and other intangible assets. We allocate the cost of acquired companies first to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified two components within our Rental operating segment and have determined that each of our other operating segments (New, Used, Parts and Service) represent a reporting unit, resulting in six total reporting units. To determine if any of our reporting units are impaired, we must determine whether the fair value of our goodwill reporting units is greater than their carrying value. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be calculated and compared to its carrying value to measure the amount of impairment, if any.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2006 and 2005 were as follows (amounts in thousands):

	Equipment	Equipment
	Rentals	Rentals	New	Used
	Component	Component	Equipment	Equipment	Parts	Service
	1	2	Sales	Sales	Sales	Revenues	Total

Balance at January 1, 2005	$1,150	$2,567	$1,694	$1,084	$841	$1,236	$8,572
Balance at December 31, 2005	1,150	2,567	$1,694	$1,084	$841	$1,236	$8,572
Acquisition of Eagle (see note 4)	7,822	9,560	660	1,541	880	1,538	$22,001

Balance at December 31, 2006	$8,972	$12,127	$2,354	$2,625	$1,721	$2,774	$30,573

Our reporting units are tested for impairment in the fourth quarter, after the annual forecasting process.

Sales Taxes

We impose and collect significant amounts of sales taxes concurrent with our revenue-producing transactions with customers and remit those taxes to the various governmental agencies as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of operations on a net basis.

Advertising

Advertising costs are expensed as incurred and totaled $1.1 million for the year ended December 31, 2006, and $1.0 million for the each of the years ended December 31, 2005 and 2004.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues.

Income Taxes

The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for accounts receivable, accounts payable, accrued liabilities, and deferred compensation payable approximate fair

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount of our senior secured credit facility approximates fair value due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of our other financial instruments at December 31, 2006 and 2005 have been calculated based upon available market information. The estimated fair value of the Company’s cash, accounts receivable, accounts payable, manufacturer flooring plans payable, notes payable, senior secured and senior unsecured notes and other financial instruments at December 31, 2006 and 2005 are as follows (amounts in thousands):

	December 31, 2006
	Carrying	Fair
	Amount	Value

Cash	$9,303	$9,303
Receivables	107,760	107,760
Accounts payable	61,486	61,486
Manufacturer flooring plans payable with interest computed at 8.25%	148,028	104,318
Senior secured notes with interest computed at 11 1/8%	4,477	4,746
Senior unsecured notes with interest computed at 83 3/8%	250,000	261,875
Notes payable to financial institution with interest computed at 4.25%	342	290
Notes payable to lenders with interest computed at 7.25% to 9.55%	2,012	1,057
Deferred compensation plans payable with interest rates ranging from 8.50% to 13%	3,271	3,272

	December 31, 2005
	Carrying	Fair
	Amount	Value

Cash	$5,627	$5,627
Receivables	99,523	99,523
Trade accounts payable	56,173	56,173
Manufacturer flooring plans payable with interest computed at 8.25%	93,728	66,545
Senior secured notes with interest computed at 11 1/8%	198,873	222,000
Senior subordinated notes with interest computed at 12.50%	44,057	59,095
Notes payable to financial institution with interest computed at 4.25%	502	422
Notes payable to suppliers with interest computed at 7% to 7.25%	16	16
Notes payable to finance companies with interest rates ranging from 9.50% to 10.50%	3	3
Deferred compensation plans payable with interest rates ranging from 5.25% to 13%	11,722	11,722

Concentrations of Credit and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. We believe that credit risk with respect to trade accounts receivable is mitigated by our large number of geographically diverse customers and our credit evaluation procedures. Although generally no collateral is required, when feasible, mechanics’ liens are filed and personal guarantees are signed to protect the Company’s interests. We maintain reserves for potential losses.

We record trade accounts receivables at sales value and establishes specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues. The amounts of the specific reserves estimated by management are based on the following assumptions and variables:

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2006, we purchased between 12% and 15% each from three manufacturers providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Earnings per Share

Earnings per common share for the years ended December 31, 2006, 2005 and 2004 are based on the weighted average number of common shares outstanding during the period and have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had occurred at the beginning of the earliest year presented. The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Basic net income (loss) per share:
Net income (loss)	$32,714	$28,160	$(13,737)
Weighted average number of common shares outstanding	36,933	25,492	25,492
Net income (loss) per common share — basic	$0.89	$1.10	$(0.54)

Diluted net income (loss) per share:
Net income (loss)	$32,714	$28,160	$(13,737)
Weighted average number of common shares outstanding	36,933	25,492	25,492
Effect of dilutive securities:
Effect of dilutive stock options and non-vested stock	49	—	—

Weighted average number of common shares outstanding — diluted	36,982	25,492	25,492
Net income (loss) per common share — diluted	$0.88	$1.10	$(0.54)

Common shares excluded from the denominator as anti-dilutive:
Stock options and non-vested stock	—	—	—

Stock-Based Compensation

We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock.

SFAS 123(R) became effective for us in the first quarter of our current fiscal year ended December 31, 2006. Under the provisions of SFAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

Non-vested Stock

On February 22, 2006, we issued non-vested stock grants for 121,950 shares of our common stock. These stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unrecognized compensation cost related to these awards is expected to be expensed over the period the restrictions lapse (one to three years). Compensation expense was determined based on the $24.60 market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of December 31, 2006, we have unrecognized compensation expense of $2.1 million associated with these awards that is expected to be recognized over a weighted-average period of 2.2 years. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2006 was $0.9 million. At December 31, 2006, there were 121,950 non-vested shares outstanding.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The following assumptions were used in determining the estimated fair value for these awards:

Risk-free interest rate	5.0%
Expected life of options (in years)	6.0
Expected volatility	35.0%
Expected annual dividend yield	—

The assumptions above are based on multiple factors. We determined the expected life of the option awards to be approximately 6.0 years. Since the Company is a new public entity with limited historical data on the price of its publicly traded common shares and has no history of share-based payments exercise activity, we , as provided for in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” based our estimate of expected volatility on the historical, expected or implied volatility of similar entities within our industry whose share or option prices are publicly available.

At December 31, 2006, there was $0.5 million of unrecognized compensation cost related to these stock options awards that is expected to be recognized over a period of 2.2 years. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations was $0.1 million for the year ended December 31, 2006, respectively. At December 31, 2006, 45,000 options were outstanding with a weighted average grant-date fair value of $14.62 per share. The weighted average exercise price of options outstanding is $24.60. The market price of our common stock at December 31, 2006 was $24.77 as compared to an exercise price of $24.60 to be paid by the optionee. None of the options outstanding were exercisable as of December 31, 2006.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,401,467 shares as of December 31, 2006.

Segment Reporting

We have determined in accordance with SFAS No. 131,“Disclosures about Segments of an Enterprise and Related Information,” that we have five reportable segments. We derive our revenues from five principal business activities: (1) equipment rentals; (2) new equipment sales; (3) used equipment sales; (4) parts sales; and (5) repair and maintenance services. These segments are based upon how we allocate resources and assess performance. See also note 19 to the consolidated financial statements regarding our segment information.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect that FIN 48 will have a material impact on our financial position, cash flows or results from operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Specifically, SAB 108 requires that public companies utilize a “dual-approach” to assessing quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. SAB 108 did not have an effect on our financial position, cash flows or results of operations for the year ended December 31, 2006.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on our consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. Management is assessing the impact of adopting SFAS 159 and currently does not believe the adoption will have a material impact on our financial position, cash flows or results of operations.

(3)  Initial Public Offering and Use of Proceeds

We completed an initial public offering of our common stock, par value $.01 per share, on February 3, 2006. In the offering, we sold 12,578,125 shares for an aggregate offering price of $226.4 million. Net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, totaled approximately $207.0 million. Aggregate underwriting discounts and commissions totaled approximately $15.9 million and aggregate offering expenses totaled approximately $3.5 million.

We used the net offering proceeds to us of $207.0 million as follows:

•	$56.9 million to complete our acquisition of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (together, “Eagle”), on February 28, 2006 (for information on the Eagle acquisition, see note 4 to the consolidated financial statements);

•	$30.3 million to purchase rental equipment under operating leases;

•	$8.6 million to pay deferred compensation owed to one of our current executives and a former executive; and

•	$96.6 million to repay outstanding principal indebtedness under our senior secured credit facility.

Additionally, we paid $8.0 million to Bruckmann, Rosser, Sherill & Co., L.L.C. (an affiliate of Bruckmann, Rosser, Sherill & Co., L.P. and Bruckmann, Rosser, Sherill & Co. II, L.P., two of our principal stockholders) in connection with the termination of a management services agreement. The remaining net proceeds of approximately $6.6 million were used for general corporate purposes.

(4)  Eagle Acquisition

We completed, effective as of February 28, 2006, the acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC for an estimated consideration of approximately $66.3 million, consisting of cash paid of $59.9 million, liabilities assumed of $3.6 million, liabilities incurred of $2.2 million, and transaction costs of $0.6 million. The Eagle purchase price was determined based on the expected cash flows from the Eagle business and negotiation with the sellers. The purchase price was funded out of the proceeds from our initial public offering (see note 3 to the consolidated financial statements for further information on our initial public offering). Prior to the acquisition Eagle was a privately-held construction and industrial equipment rental company. Eagle serves the southern California construction and industrial markets out of four locations. This acquisition marks our initial entry into the southern California market and is consistent with our business strategy.

The Eagle acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on an estimate of their fair values as determined by a valuation performed by an independent national firm. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Eagle to the overall

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate strategy. We estimate that approximately $9.9 million of the goodwill acquired will be tax deductible. Our operating results for the year ended December 31, 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.

The following table summarizes our purchase price allocation based on fair values of the Eagle assets acquired and liabilities assumed in February 2006 (amounts in thousands):

Cash	$32
Receivables	7,300
Inventories	915
Rental equipment	32,235
Property and equipment	3,154
Prepaid expenses and other assets	654
Goodwill	22,001
Accounts payable	(483)
Accrued expenses payable and other liabilities	(2,349)
Deferred income taxes	(2,192)
Notes payable	(755)

Net assets acquired	$60,512

The table above reflects the final purchase price allocation of the Eagle acquisition. During the fourth quarter of fiscal 2006, we recognized an increase to its previous purchase price allocation to goodwill as reported in its Form 10-Q for the three month period ended September 30, 2006, of approximately $0.1 million resulting from the recognition of approximately $0.1 million in additional deferred income taxes as of the acquisition date.

The following table contains unaudited pro forma combined consolidated statements of operations information for the years ending December 31, 2006 and 2005, as if the Eagle transaction had occurred at the beginning of each respective period presented (amounts in thousands, except per share data):

	Year Ended
	December 31,
	2006	2005

Total revenues	$809,697	$633,816
Gross profit	264,955	197,139
Operating income	119,337	73,533
Net income	$32,365	$30,451
Basic net income per common share	$0.88	$1.19
Diluted net income per common share	$0.88	$1.19

Net income and the resulting net income per common share for the year ended December 31, 2006 includes the $40.8 million, or $31.5 million after tax, loss on early extinguishment of debt. See note 12 to the consolidated financial statements for additional information on the Refinancing transactions.

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)  Receivables

Receivables consisted of the following at December 31, 2006 and 2005 (amounts in thousands):

	December 31,
	2006	2005

Trade receivables	$107,016	$97,839
Unbilled rental revenue	3,576	3,407
Income tax receivables	—	445
Advances to employees	20	19
Affiliated companies	—	177

	110,612	101,887
Less allowance for doubtful accounts	(2,852)	(2,364)

Total receivables, net	$107,760	$99,523

(6)  Inventories

Inventories consisted of the following at December 31, 2006 and 2005 (amounts in thousands):

	December 31,
	2006	2005

New equipment	$96,733	$53,687
Used equipment	7,915	8,657
Parts, supplies and other	22,089	18,749

Total inventories, net	$126,737	$81,093

The above amounts are net of reserves for inventory obsolescence at December 31, 2006 and 2005 totaling $1.3 million and $1.0 million, respectively.

(7)  Property and Equipment

Net property and equipment consisted of the following at December 31, 2006 and 2005 (amounts in thousands):

	December 31,
	2006	2005

Land	$4,726	$1,079
Transportation equipment	21,856	12,829
Building and leasehold improvements	11,522	8,968
Office and computer equipment	11,869	10,543
Machinery and equipment	6,802	6,007

	56,775	39,426
Less accumulated depreciation	(27,112)	(21,142)

Total net property and equipment	$29,663	$18,284

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Accounts Payable

Accounts payable consisted of trade accounts payable in the normal course of business of $61.5 million and $56.2 million at December 31, 2006 and 2005, respectively.

(9)  Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest paid on the manufacturer flooring plans ranges between zero percent and 1.9 percent plus the Prime Interest Rate. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The payable is then paid at the time equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2006 for each of the next five years ending December 31 are as follows (amounts in thousands):

2007	$24,909
2008	29,286
2009	35,312
2010	26,766
2011	27,925
Thereafter	3,830

Total	$148,028

(10)  Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, 2006 and 2005 (amounts in thousands):

	December 31,
	2006	2005

Payroll and related liabilities	$10,723	$9,978
Sales, use and property taxes	5,587	5,142
Accrued interest	8,725	1,664
Accrued insurance	4,620	3,755
Deferred revenue	2,463	2,148
Other	1,032	111

Total accrued expenses payable and other liabilities	$33,150	$22,798

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)  Notes Payable

A summary of notes payable as of December 31, 2006 and 2005 is as follows (amounts in thousands):

	December 31,
	2006	2005

Notes payable to a financial institution maturing through 2009.
Payable in monthly installments of approximately $19. Interest is at 4.25%. Notes are collateralized by real estate	$342	$502
Notes payable to suppliers maturing through 2005.
Payable in monthly installments of approximately $16. Interest ranges from 7% to 7.25%. Notes are collateralized by equipment	—	16
Notes payable to finance companies maturing through 2006.
Payable in monthly installments of approximately $0.7 million. Interest ranges from 9.5% to 10.5%. Notes are collateralized by equipment	—	3
Notes payable to lender maturing through 2016.
Payable in monthly installments of approximately $8.8. Interest is at 7.25%. Notes are collateralized by real estate	1,265	—
Notes payable to lender maturing through 2029.
Payable in monthly installments of approximately $6.8. Interest is at 9.55%. Notes are collateralized by real estate	747	—

Total notes payable	$2,354	$521

Maturities of notes payable as of December 31, 2006 for each of the next five years ending December 31, are as follows (amounts in thousands):

2007	$367
2008	28
2009	30
2010	32
2011	27
Thereafter	1,870

Total	$2,354

(12)	Senior Secured Notes, Senior Subordinated Notes, Senior Unsecured Notes and Senior Secured Credit Facility

In 2002, we issued $200.0 million aggregate principal amount of 11 1/8% senior secured notes and $53.0 million aggregate principal amount of 12 1/2% senior subordinated notes and entered into a new senior secured credit facility. The senior secured credit facility is now comprised of a $250.0 million revolving line of credit. The deferred financing costs incurred in connection with these facilities are being amortized to interest expense over the life of the respective related debt using the effective interest rate method.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Notes

As noted above, in 2002 we issued $200.0 million aggregate principal amount of 11 1/8% senior secured notes due 2012. The following table reconciles the $200.0 million senior secured notes to the net balance at December 31, 2006 (amounts in thousands):

Aggregate principal amount issued on June 17, 2002	$200,000
Initial purchasers’ discount	(1,474)
Amortization through December 31, 2004	235

Balance at December 31, 2004	198,761
Amortization for the year ended December 31, 2005	112

Balance at December 31, 2005	198,873
Amortization for the year ended December 31, 2006	1,104
Paydown from proceeds of Refinancing	(195,500)

Balance at December 31, 2006	$4,477

The net proceeds from the sale of the senior secured notes were approximately $190.7 million (after deducting the initial purchasers’ discount and related financing costs). Interest on the notes is paid semi-annually on June 15 and December 15 of each year. The notes mature on June 15, 2012 and are guaranteed by the Company’s domestic subsidiaries (see note 20 to the consolidated financial statements). The notes are secured by junior security interests in substantially all of the assets of the Company.

In connection with our Refinancing in August 2006, we paid approximately $217.6 million representing approximately 97.8% of total principal outstanding and related accrued and unpaid interest, consent fee amounts and premiums related to the senior secured notes.

In connection with our Refinancing, we amended the indenture under which the senior secured notes were issued. The amendments eliminated substantially all of the restrictive covenants and a number of events of default. The remaining senior secured notes are not redeemable at our option prior to June 15, 2007. Thereafter, the senior secured notes are redeemable at our option, in whole or in part, in cash at redemption price percentages that decline to par on or after June 15, 2010, in each case together with accrued and unpaid interest, if any, to the date of redemption.

Senior Subordinated Notes

On June 17, 2002, we issued $53.0 million aggregate principal amount of 12 1/2% senior subordinated notes due 2013. The following table reconciles the $53.0 million senior subordinated notes to the net balance at December 31, 2006 (amounts in thousands):

Aggregate principal amount issued on June 17, 2002	$53,000
Initial purchasers’ discount	(10,591)
Amortization through December 31, 2004	1,082

Balance at December 31, 2004	43,491
Amortization for the year ended December 31, 2005	566

Balance at December 31, 2005	44,057
Amortization for the year ended December 31, 2006	8,943
Paydown from proceeds of Refinancing	(53,000)

Balance at December 31, 2006	$—

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net proceeds from the sale of the notes were approximately $40.7 million (after deducting the initial purchasers’ discount and related financing costs). Also in connection with the issuances of the senior secured notes and the senior subordinated notes, we recorded original issue discounts of $1.5 million and $3.0 million, respectively. Additionally, $7.6 million of value was allocated to the H&E Holdings’ limited liability company interests issued as part of the offering of the senior subordinated notes. The value allocated to these interests was accounted for as additional original issue discount. The value allocated to the limited liability interests was based on an estimate of the relative fair values of these interests and the senior subordinated notes at the date of issuance. The original issue discounts were amortized to interest expense over the lives of the respective notes using the effective interest rate method.

In connection with our Refinancing in August 2006, we paid approximately $60.1 million representing 100% total principal amount outstanding and related accrued and unpaid interest, consent fee amounts and premiums.

Senior Unsecured Notes

On August 4, 2006, we completed our cash tender offer and consent solicitation for our 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”). Additionally, we announced the closing of our private offering of $250.0 million aggregate principal amount of its 8 3/8% senior unsecured notes due 2016 (the “New Notes”).

Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. We used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under our existing senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior secured notes was $217.6 million. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior subordinated notes was approximately $60.1 million. Aggregate offering expenses totaled approximately $1.9 million.

In connection with the above transactions, we recorded a loss on the early extinguishment of debt in the three month period ended September 30, 2006 of approximately $40.8 million, or approximately $31.5 million after-tax, reflecting payment of the $25.3 million of tender premiums and other estimated costs of $0.5 million in connection with the tender offer and consent solicitation, combined with the write off of approximately $5.4 million of unamortized deferred financing costs of the Notes and $9.6 million of remaining unamortized original issue discount on the Notes.

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

The New Notes rank equal in right of payment to all of our and our guarantors’ existing and future unsecured senior indebtedness and senior in right of payment to any of our or our guarantors’ future subordinated indebtedness. The New Notes are effectively junior in priority to our and our guarantors’ obligations under all of our

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing and future secured indebtedness, including borrowings under our senior secured credit facility, the $4.5 million of senior secured notes outstanding at December 31, 2006, and any other secured obligations, in each case, to the extent of the value of the assets securing such obligations. The New Notes are also effectively junior to all liabilities (including trade payables) of our non-guarantor subsidiaries.

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

Senior Secured Credit Facility

Also on August 4, 2006, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), amending and restating the Company’s senior secured credit agreement primarily to, (i) increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million; (ii) reduce the applicable unused line fee margin in respect of undrawn commitments to 0.25%; (iii) increase the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value to the lesser of 100% of net book value or 85% of orderly liquidation value; (iv) extend the maturity date of the facility from February 10, 2009 to August 4, 2011; and (v) add H&E Equipment Services (California), LLC as a borrower. Furthermore, the Amended Credit Agreement changed the measurement frequency of our computed “Leverage Ratio” from a monthly calculation to a quarterly calculation. We paid $1.4 million to the “Lenders” in connection with this Amended Credit Agreement and incurred other transaction costs of approximately $0.2 million.

In accordance with the Company’s senior secured credit facility, we may borrow up to $250.0 million depending upon the availability of borrowing base collateral consisting of eligible trade receivables, inventories, property and equipment, and other assets. The amended senior secured credit facility matures August 4, 2011. At December 31, 2006, the interest rate on the amended senior secured credit facility was LIBOR plus 125 basis points. The credit facility is senior to all other outstanding debt, secured by substantially all the assets of the Company, and is guaranteed by the Company’s domestic subsidiaries (see note 20 to the consolidated financial statements). The balance outstanding on the amended senior secured credit facility as of December 31, 2006 was approximately $9.1 million. Additional borrowings available under the terms of the amended senior secured credit facility as of December 31, 2006, net of $8.3 million of standby letters of credit outstanding, totaled $232.6 million. The average interest rate on outstanding borrowings for the year ended December 31, 2006 was 7.5% and the interest rate at December 31, 2005 was 7.4%. As of December 31, 2006, we were in compliance with our financial covenant under the Amended and Restated Credit Agreement.

If at any time an event of default exists, the interest rate on the amended senior secured credit facility will increase by 2.0% per annum. We are also required to pay a commitment fee equal to 0.25% per annum in respect of undrawn commitments under the revolving credit facility.

The following discussion details in chronological order the various amendments to and significant events affecting our senior secured credit facility since the effective date of the credit facility up to August 4, 2006, the date of the Refinancing and the resulting Amended and Restated Credit Agreement.

On May 14, 2003, the Company’s senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

1. exclude the loss from litigation from the calculation of Company’s earnings before interest, taxes, depreciation and amortization.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 14, 2003, we paid a loan amendment fee of $0.4 million that will be amortized over the remaining term of the loan.

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

On February 10, 2004, we paid a loan amendment fee of $0.8 million that is being amortized over the remaining term of the loan.

On October 26, 2004, the Company’s senior secured credit agreement was further amended to eliminate the requirement to provide separate collateral reports for the Company’s wholly-owned subsidiary, Great Northern Equipment, Inc. No amendment fee was paid related to this amendment.

On January 13, 2005, we further amended our senior secured credit agreement to increase the maximum amount of property and equipment capital expenditures from $5.0 million to $8.5 million during any fiscal year. No amendment fee was paid relating to this amendment.

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus the applicable revolver Index margin per annum or the applicable LIBOR rate or (2) LIBOR rate, plus the applicable revolver LIBOR, margin per each calendar month. With daily average excess availability equal to or more than $40 million, the LIBOR margin shall be 2.25% and the Index margin shall be .75%. If availability falls below $40 million and equal to or more than $25 million, the senior secured credit facility bears interest at a LIBOR margin of 2.50% and the Index margin shall be 1.00%. If availability is less than $25 million, the LIBOR margin will be 2.75% and the Index margin shall be 1.25%. The commitment fee equal to .5% per annum in respect to un-drawn commitments remains unchanged;

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of July 12, 2006, we were granted a waiver under our senior secured credit agreement pursuant to which our lenders under our senior secured credit agreement waived our non-compliance with, and the effects of our non-compliance under, various representations and non-financial covenants contained in the senior secured credit agreement affected by the accounting adjustment in connection with the restatement of our consolidated financial statements for the three month period ended March 31, 2006. As a result of the restatement, among other things, we would no longer be able to make the representations under our senior secured credit agreement concerning the conformity with GAAP of our previously delivered financial statements, or confirm our prior compliance with certain obligations concerning the maintenance of our books and records in accordance with GAAP. Because the restatement does not result in our having breached the financial covenant in the senior secured credit agreement, the waiver does not waive or modify the financial covenant. As a result of the waiver, we continue to have full access to our revolving credit facility under the senior secured credit agreement.

(13)  Income Taxes

Income tax provision for the years ended December 31, 2006, 2005 and 2004, consists of the following (amounts in thousands):

	Current	Deferred	Total

Year ended December 31, 2006:
U.S. Federal	$391	$8,261	$8,652
State	335	707	1,042

	$726	$8,968	$9,694

Year ended December 31, 2005:
U.S. Federal	$25	$645	$670
State	3	—	3

	$28	$645	$673

Year ended December 31, 2004:
U.S. Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2006 and 2005 are as follows (amounts in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Accounts receivable	$1,048	$898
Inventories	504	370
Net operating losses	46,484	55,621
AMT credit	1,335	857
Sec 263A costs	1,382	885
Accrued liabilities	2,125	1,997
Deferred compensation	447	2,366
Accrued interest	796	2,089
Stock-based compensation	377	—
Other assets	240	401

	54,738	65,484
Valuation allowance	—	(8,246)

	54,738	57,238
Deferred tax liabilities:
Property and equipment	(63,985)	(55,718)
Investments	(1,520)	(1,520)
Goodwill	(1,038)	(645)

	(66,543)	(57,883)

Net deferred tax liabilities	$(11,805)	$(645)

The reconciliation between income taxes computed using the statutory federal income tax rate to the actual tax expense is below for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	2006	2005	2004

Computed tax at statutory rates	$14,842	$9,803	$(4,670)
Permanent items — other	559	501	(629)
Permanent Items — excess of tax deductible goodwill	(2,130)	(2,069)	—
Permanent items — non-deductible interest	3,130	—	—
State income tax, net of federal tax effect	1,617	1,147	(594)
Change in beginning of year valuation allowance	(8,246)	(10,853)	5,643
Prior year deferred tax revisions	—	2,321	—
Other	(78)	(177)	250

	$9,694	$673	$—

At December 31, 2006, we had available federal net operating loss carry forwards of approximately $137.5 million, which expire in varying amounts from 2019 through 2024. We also had federal alternative minimum tax credit carry forwards at December 31, 2006 of approximately $1.3 million which do not expire.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management has concluded that it is more likely than not that we will have sufficient taxable income within the carry back and carry forward periods permitted by the current law to allow for the utilization of certain carry forwards and other tax attributes. Therefore, a valuation allowance is not required to reduce the deferred tax assets as of December 31, 2006.

(14)  Commitments and Contingencies

Operating Leases

As of December 31, 2006, we lease certain real estate related to our branch facilities and our corporate office under non-cancelable operating lease agreements expiring at various dates through 2029. Our real estate leases provide for varying terms, including customary renewal options and base rental escalation clauses. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property and rental equipment under non-cancelable operating lease agreements for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $9.4 million, $21.1 million and $23.3 million, respectively.

Future minimum operating lease payments, in the aggregate, existing at December 31, 2006 for each of the next five years ending December 31 are as follows (amounts in thousands):

2007	$7,124
2008	5,956
2009	4,019
2010	3,608
2011	2,929
Thereafter	13,633

$37,269

As discussed in note 3 to the consolidated financial statements, we used a portion of the proceeds from our initial public offering to purchase rental equipment under operating leases.

Legal Matters

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Letters of Credit

The Company had outstanding letters of credit issued under its senior secured credit facility totaling $8.3 million as of December 31, 2006 and 2005.

(15)  Employee Benefit Plan

We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2006, 2005 and 2004, we contributed $1.2 million, $0.9 million and $0.7 million, respectively, to this plan.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)  Deferred Compensation Plans

In 2001, we assumed nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Participants in the plans can no longer defer compensation. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. One of the plans accumulates interest each year at a bank’s prime rate in effect as of the beginning of January. This rate remains constant throughout the year. The effective rate for the 2006 plan year was 7.25%. The aggregate deferred compensation payable (including accrued interest of $1.8 million) at December 31, 2006 was $2.7 million. The other plan accumulates interest each year at 8.50%. The aggregate deferred compensation payable (including accrued interest of $0.3 million) at December 31, 2006 was $0.5 million.

We also assumed in 2001, in connection with an acquisition, a liability for subordinated deferred compensation for certain officers and members of the Company. Under the deferred compensation arrangement, compensation deferred was payable in December 2013 with interest accrued quarterly at a rate of 13.0% and was subordinate to all other debt. As further described in note 3, we used a portion of the proceeds from our initial public offering to pay the remaining $8.6 million then due under the deferred compensation plan.

(17)  Related Party Transactions

John M. Engquist, our Chief Executive Officer and President, and his sister, Kristan Engquist Dunne, each have a 16.7% beneficial ownership interest in a joint venture, from which we lease our Baton Rouge, Louisiana and Kenner, Louisiana facilities. Four trusts in the names of the children of John M. Engquist and Kristan Engquist Dunne hold in equal amounts the remaining 16.6% of such joint venture. The remaining 50% interest is held by Tomarlee Commercial Properties, L.L.C., for which Mr. Engquist and Ms. Engquist Dunne each have a 25% interest and Mr. Engquist’s mother has a 50% interest. We paid such entity a total of approximately $0.3 million in each of the years ended December 31, 2006, 2005 and 2004 in lease payments.

Mr. Engquist has a 62.5% ownership interest in T&J Partnership and J&T Company, from which we lease our Shreveport, Louisiana and Lake Charles, Louisiana facilities. Mr. Engquist’s mother beneficially owns 25% of such entities. Kristan Engquist Dunne owns the remaining 12.5% of such entities. In 2006, 2005 and 2004, we paid such entities a total of approximately $0.2 million each year in lease payments. In January 2005, J&T Company sold the Lake Charles, Louisiana parcel to an unaffiliated third party.

Mr. Engquist and his wife, Martha Engquist, hold a 51% and 49% ownership interest, respectively, in John Engquist LLC, from which we lease our Alexandria, Louisiana facility. In 2006, 2005 and 2004, we paid such entity a total of $0.1 million each year in lease payments.

We charter an aircraft from Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. We pay an hourly rate to Gulf Wide Aviation for the use of the aircraft by various members of our management. In addition, a portion of one pilot’s salary is paid by us. In 2006, 2005 and 2004, our payments in respect of charter costs to Gulf Wide Aviation and salary to the pilot totaled approximately $0.5 million, $0.4 million and $0.3 million, respectively. We had a receivable from the charter aircraft company of approximately $0.2 million as of December 31, 2005. We collected the receivable in 2006.

Mr. Engquist has a 31.25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister each have a 12.5% and 6.25% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we paid to our insurance provider. In 2006, 2005 and 2004, commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.7 million, $0.6 million and $0.6 million, respectively.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2006, 2005 and 2004, our purchases totaled approximately $0.1 million, and our sales totaled approximately $37 thousand, $0.1 million, $0.1 million, respectively.

Don M. Wheeler, an equity holder, has an ownership interest and controls Silverado Investments, Wheeler Investments and WG LLC, from which we lease our Salt Lake City, Utah, Phoenix, Arizona, Tucson, Arizona and Denver, Colorado facilities. In each of the years ended December 31, 2006, 2005 and 2004, our lease payments to such entities totaled approximately $1.4 million.

Dale W. Roesener, Vice President, Fleet Management, has a 47.6% ownership interest in Aero SRD LLC, from which we lease our Las Vegas, Nevada facility. In each of the years ended December 31, 2006, 2005 and 2004, our lease payments to such entity totaled approximately $0.5 million.

In connection with the recapitalization of Head & Engquist in 1999, we entered into a $3.0 million consulting and non-competition agreement with Thomas R. Engquist, the father of John M. Engquist, our Chief Executive Officer and President. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in the Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs (including John M. Engquist). Due to Mr. Engquist’s passing away during 2003, we will not be provided with any further consulting services. Therefore, we recorded a liability of $1.3 million during 2003 for the present value of the remaining future payments. The total amount paid under this agreement was $300 thousand for each of the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, the present value of the balance for this obligation amounted to approximately $0.5 million.

In 2001, we entered into a management agreement with BRS and its affiliate’s payable in the lesser of $2 million annually or 1.75% of annual earnings before interest, taxes, depreciation and amortization, excluding operating lease expense, plus all reasonable out-of-pocket expenses. The total amount paid to BRS and its affiliates under the management agreement for the years ended December 31, 2006, 2005 and 2004 was $0.3 million, $2.0 million and $1.5 million , respectively. In February 2006, we used a portion of the proceeds from our initial public offering to pay $8.0 million to terminate the BRS management agreement.

During the years ended December 31, 2006, 2005 and 2004, we expensed a combined total of $0.1 million, $1.0 million and $1.0 million, respectively for interest earned under a deferred compensation plan for Gary W. Bagley, our Chairman, and Kenneth R. Sharp, Jr., an executive officer of the Company.

Mr. Engquist’s son is an employee and received compensation of approximately $0.2 million in 2006 and $0.1 million in each of 2005 and 2004.

Bradley W. Barber’s brother is an employee and received compensation of approximately $0.1 million in each of the years ended December 31, 2006, 2005 and 2004.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)  Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2006 and 2005 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Net revenues	$182,210	$202,536	$204,135	$215,488
Operating income	15,079	34,971	34,870	35,125
Net income (loss)	3,920	19,803	(11,531)	20,522
Basic net income (loss) per common share	0.12	0.52	(0.30)	0.54
Diluted net income (loss) per common share	0.12	0.52	(0.30)	0.54

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005:
Net revenues	$128,550	$137,730	$148,456	$185,474
Operating income	10,965	14,705	18,697	25,916
Net income	951	4,293	8,225	14,691
Basic net income per common share	0.04	0.17	0.32	0.58
Diluted net income per common share	0.04	0.17	0.32	0.58

Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data computed for the entire year.

(19)  Segment Information

We have identified five reportable segments: equipment rentals, new equipment sales, used equipment sales, parts sales and service revenues. These segments are based upon how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to reportable segments.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues:
Equipment rentals	$251,374	$190,794	$160,342
New equipment sales	241,281	156,341	116,907
Used equipment sales	133,897	111,139	84,999
Parts sales	82,106	70,066	58,014
Service revenues	53,699	41,485	33,696

Total segmented revenues	762,357	569,825	453,958
Non-segmented revenues	42,012	30,385	24,214

Total revenues	$804,369	$600,210	$478,172

Gross Profit:
Equipment rentals	$132,633	$89,233	$60,086
New equipment sales	30,123	19,172	12,796
Used equipment sales	36,132	26,443	17,093
Parts sales	24,197	20,451	16,514
Service revenues	34,493	26,068	20,831

Total gross profit from revenues	257,578	181,367	127,320
Non-segmented gross profit (loss)	5,603	234	(4,032)

Total gross profit	$263,181	$181,601	$123,288

	December 31,
	2006	2005

Segment identified assets:
Equipment sales	$104,648	$62,344
Equipment rentals	440,454	308,036
Parts and service	22,089	18,749

Total segment identified assets	567,191	389,129
Non-segment identified assets	192,751	141,568

Total assets	$759,942	$530,697

The Company operates primarily in the United States and had minimal international revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

(20)  Consolidating Financial Information of Guarantor Subsidiaries

All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc., H&E Equipment Services (California), LLC (formally known as Eagle High Reach Equipment, LLC) and H&E California Holdings, Inc. (formally known as Eagle High Reach Equipment, Inc.). The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.

The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The financial statements of H&E Equipment Services (California), LLC and H&E California Holdings, Inc. included herein are from the date of our acquisition of Eagle, February 28, 2006 to December 31, 2006 and as of December 31, 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2006
	H&E
	Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)

Assets:
Cash	$9,214	$89	$—	$9,303
Receivables, net	92,281	15,479	—	107,760
Inventories, net	123,695	3,042	—	126,737
Prepaid expenses and other assets	5,995	127	—	6,122
Rental equipment, net	377,910	62,544	—	440,454
Property and equipment, net	24,369	5,294	—	29,663
Deferred financing costs and other intangible assets, net	9,330	—	—	9,330
Investment in guarantor subsidiaries	86,575	—	(86,575)	—
Goodwill	30,573	—	—	30,573

Total assets	$759,942	$86,575	$(86,575)	$759,942

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$9,134	$—	$—	$9,134
Accounts payable	61,982	(496)	—	61,486
Manufacturer flooring plans payable	148,028	—	—	148,028
Accrued expenses payable and other liabilities	32,248	902	—	33,150
Intercompany balance	(70,953)	70,953	—	—
Related party obligation	653	—	—	653
Notes payable	1,607	747	—	2,354
Senior secured notes, net of discount	4,477	—	—	4,477
Senior unsecured notes	250,000	—	—	250,000
Deferred income taxes	11,805	—	—	11,805
Deferred compensation payable	3,271	—	—	3,271

Total liabilities	452,252	72,106	—	524,358
Stockholders’ equity	307,690	14,469	(86,575)	235,584

Total liabilities and stockholders’ equity	$759,942	$86,575	$(86,575)	$759,942

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)

Assets:
Cash	$5,610	$17	$—	$5,627
Receivables, net	95,427	4,096	—	99,523
Inventories, net	76,533	4,560	—	81,093
Prepaid expenses and other assets	1,378	—	—	1,378
Rental equipment, net	298,708	9,328	—	308,036
Property and equipment, net	17,526	758	—	18,284
Deferred financing costs and other intangible assets, net	8,184	—	—	8,184
Investment in guarantor subsidiaries	7,025	—	(7,025)	—
Goodwill	8,572	—	—	8,572

Total assets	$518,963	$18,759	$(7,025)	$530,697

Liabilities and Member’s Equity (Deficit):
Amount due on senior secured credit facility	$102,980	$3,471	$—	$106,451
Accounts payable	56,173	—	—	56,173
Manufacturer flooring plans payable	93,728	—	—	93,728
Accrued expenses payable and other liabilities	22,696	102	—	22,798
Intercompany balance	(8,161)	8,161	—	—
Related party obligation	869	—	—	869
Notes payable	521	—	—	521
Senior secured notes, net of discount	198,873	—	—	198,873
Senior subordinated notes, net of discount	44,057	—	—	44,057
Deferred income taxes	645	—	—	645
Deferred compensation payable	11,722	—	—	11,722

Total liabilities	524,103	11,734	—	535,837
Members’ equity (deficit)	(5,140)	7,025	(7,025)	(5,140)

Total liabilities and members’ equity (deficit)	$518,963	$18,759	$(7,025)	$530,697

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2006
	H&E
	Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)

Revenues:
Equipment rentals	$215,900	$35,474	$—	$251,374
New equipment sales	233,700	7,581	—	241,281
Used equipment sales	123,751	10,146	—	133,897
Parts sales	79,015	3,091	—	82,106
Service revenues	51,833	1,866	—	53,699
Other	37,201	4,811	—	42,012

Total revenues	741,400	62,969	—	804,369

Cost of revenues:
Rental depreciation	68,249	9,910	—	78,159
Rental expense	34,960	5,622	—	40,582
New equipment sales	204,691	6,467	—	211,158
Used equipment sales	90,787	6,978	—	97,765
Parts sales	55,826	2,083	—	57,909
Service revenues	18,644	562	—	19,206
Other	31,505	4,904	—	36,409

Total cost of revenues	504,662	36,526	—	541,188

Gross profit:
Equipment rentals	112,691	19,942	—	132,633
New equipment sales	29,009	1,114	—	30,123
Used equipment sales	32,964	3,168	—	36,132
Parts sales	23,189	1,008	—	24,197
Service revenues	33,189	1,304	—	34,493
Other	5,696	(93)	—	5,603

Gross profit	236,738	26,443	—	263,181

Selling, general and administrative expenses	129,924	13,691	—	143,615
Equity in earnings of guarantor subsidiaries	7,444	—	(7,444)	—
Gain on sale of property and equipment	325	154	—	479

Income from operations	114,583	12,906	(7,444)	120,045

Other income (expense):
Interest expense	(32,202)	(5,482)	—	(37,684)
Loss on early extinguishment of debt	(40,771)	—	—	(40,771)
Other, net	798	20	—	818

Total other expense, net	(72,175)	(5,462)	—	(77,637)

Income before provision for income taxes	42,408	7,444	(7,444)	42,408
Income tax provision	9,694	—	—	9,694

Net income	$32,714	$7,444	$(7,444)	$32,714

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2005
	H&E
	Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)

Revenues:
Equipment rentals	$183,391	$7,403	$—	$190,794
New equipment sales	150,593	5,748	—	156,341
Used equipment sales	103,961	7,178	—	111,139
Parts sales	67,877	2,189	—	70,066
Service revenues	40,176	1,309	—	41,485
Other	29,182	1,203	—	30,385

Total revenues	575,180	25,030	—	600,210

Cost of revenues:
Rental depreciation	52,177	2,357	—	54,534
Rental expense	45,995	1,032	—	47,027
New equipment sales	132,308	4,861	—	137,169
Used equipment sales	79,442	5,254	—	84,696
Parts sales	48,092	1,523	—	49,615
Service revenues	15,035	382	—	15,417
Other	28,940	1,211	—	30,151

Total cost of revenues	401,989	16,620	—	418,609

Gross profit:
Equipment rentals	85,219	4,014	—	89,233
New equipment sales	18,285	887	—	19,172
Used equipment sales	24,519	1,924	—	26,443
Parts sales	19,785	666	—	20,451
Service revenues	25,141	927	—	26,068
Other	242	(8)	—	234

Gross profit	173,191	8,410	—	181,601

Selling, general and administrative expenses	105,982	5,427	—	111,409
Equity in earnings of guarantor subsidiaries	1,787	—	(1,787)	—
Gain on sale of property and equipment	58	33	—	91

Income from operations	69,054	3,016	(1,787)	70,283

Other income (expense):
Interest expense	(40,583)	(1,239)	—	(41,822)
Other, net	362	10	—	372

Total other expense, net	(40,221)	(1,229)	—	(41,450)

Income before provision for income taxes	28,833	1,787	(1,787)	28,833
Income tax provision	673	—	—	673

Net income	$28,160	$1,787	$(1,787)	$28,160

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2004
	H&E
	Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)

Revenues:
Equipment rentals	$154,333	$6,009	$—	$160,342
New equipment sales	112,790	4,117	—	116,907
Used equipment sales	80,248	4,751	—	84,999
Parts sales	56,331	1,683	—	58,014
Service revenue	32,607	1,089	—	33,696
Other	23,421	793	—	24,214

Total revenues	459,730	18,442	—	478,172

Cost of revenues:
Rental depreciation	47,650	1,940	—	49,590
Rental expense	49,520	1,146	—	50,666
New equipment sales	100,628	3,483	—	104,111
Used equipment sales	64,384	3,522	—	67,906
Parts sales	40,343	1,157	—	41,500
Service revenue	12,532	333	—	12,865
Other	27,084	1,162	—	28,246

Total cost of revenues	342,141	12,743	—	354,884

Gross profit:
Equipment rentals	57,163	2,923	—	60,086
New equipment sales	12,162	634	—	12,796
Used equipment sales	15,864	1,229	—	17,093
Parts sales	15,988	526	—	16,514
Service revenue	20,075	756	—	20,831
Other	(3,663)	(369)	—	(4,032)

Gross profit	117,589	5,699	—	123,288

Selling, general and administrative expenses	93,499	4,026	—	97,525
Equity in earnings of guarantor subsidiaries	774	—	(774)	—
Gain on sale of property and equipment	183	24	—	207

Income from operations	25,047	1,697	(774)	25,970

Other income (expense):
Interest expense	(38,919)	(937)	—	(39,856)
Other, net	135	14	—	149

Total other expense, net	(38,784)	(923)	—	(39,707)

Income (loss) before income taxes	(13,737)	774	(774)	(13,737)
Income tax provision	—	—	—	—

Net income (loss)	$(13,737)	$774	$(774)	$(13,737)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2006
	H&E
	Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)

Cash flows from operating activities:
Net income	$32,714	$7,444	$(7,444)	$32,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	6,130	787	—	6,917
Depreciation on rental equipment	68,249	9,910	—	78,159
Amortization of other intangible assets	46	—	—	46
Amortization of loan discounts and deferred financing costs	2,232	—	—	2,232
Provision for losses on accounts receivable	1,925	—	—	1,925
Provision for inventory obsolescence	24	—	—	24
Gain on sale of property and equipment	(325)	(154)	—	(479)
Gain on sale of rental equipment	(29,759)	(3,026)	—	(32,785)
Provision for deferred taxes	8,968	—	—	8,968
Non-cash compensation expense	991	—	—	991
Loss on early extinguishment of debt	40,771	—	—	40,771
Equity in earnings of guarantor subsidiaries	(7,444)	—	7,444	—
Changes in operating assets and liabilities:
Receivables, net	1,084	(3,945)	—	(2,861)
Inventories, net	(34,552)	(35,397)	—	(69,949)
Prepaid expenses and other assets	(4,719)	(1,469)	—	(6,188)
Accounts payable	5,809	(984)	—	4,825
Manufacturer flooring plans payable	54,300	—	—	54,300
Accrued expenses payable and other liabilities	5,770	800	—	6,570
Intercompany balance	(62,792)	62,792	—	—
Deferred compensation payable	(8,451)	—	—	(8,451)

Net cash provided by operating activities	80,971	36,758	—	117,729

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,880)	(42,082)	—	(56,962)
Purchases of property and equipment	(14,663)	(2,020)	—	(16,683)
Purchases of rental equipment	(226,652)	559	—	(226,093)
Proceeds from sale of property and equipment	1,842	177	—	2,019
Proceeds from sale of rental equipment	96,327	9,404	—	105,731

Net cash used in investing activities	(158,026)	(33,962)	—	(191,988)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	207,018	—	—	207,018
Borrowings on senior secured credit facility	917,028	—	—	917,028
Payments on senior secured credit facility	(1,010,874)	(3,471)	—	(1,014,345)
Proceeds from issuance of senior unsecured notes	250,000	—	—	250,000
Principal payment of senior secured and senior subordinated notes	(273,763)	—	—	(273,763)
Payments of deferred financing costs	(8,782)	—	—	(8,782)
Payments of related party obligation	(300)	—	—	(300)
Proceeds from issuance of notes payable	1,271	—	—	1,271
Principal payments of notes payable	(939)	747	—	(192)

Net cash provided by (used in) financing activities	80,659	(2,724)	—	77,935

Net increase in cash	3,604	72	—	3,676
Cash, beginning of year	5,610	17	—	5,627

Cash, end of year	$9,214	$89	$—	$9,303

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005
	H&E
	Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)

Cash flows from operating activities:
Net income	$28,160	$1,787	$(1,787)	$28,160
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation on property and equipment	5,023	209	—	5,232
Depreciation on rental equipment	52,177	2,357	—	54,534
Amortization of other intangible assets	94	—	—	94
Amortization of loan discounts and deferred financing costs	2,744	—	—	2,744
Provision for losses on accounts receivable	1,396	112	—	1,508
Provision for obsolescence	30	—	—	30
Gain on sale of property and equipment	(124)	33	—	(91)
Gain on sale of rental equipment	(25,164)	1,821	—	(23,343)
Provision for deferred taxes	645	—	—	645
Equity in earnings of guarantor subsidiaries	(1,787)	—	1,787	—
Changes in operating assets and liabilities:
Receivables, net	(30,388)	(1,740)	—	(32,128)
Inventories, net	(33,578)	(10,581)	—	(44,159)
Prepaid expenses and other assets	(335)	—	—	(335)
Accounts payable	14,779	—	—	14,779
Manufacturer flooring plans payable	42,530	—	—	42,530
Accrued expenses payable and other liabilities	1,999	(13)	—	1,986
Intercompany balance	2,463	(2,463)	—	—
Accrued loss from litigation	(17,434)	—	—	(17,434)
Deferred compensation payable	1,152	—	—	1,152

Net cash provided by (used in) operating activities	44,382	(8,478)	—	35,904

Cash flows from investing activities:
Purchases of property and equipment	(7,732)	(551)	—	(8,283)
Purchases of rental equipment	(165,133)	2,353	—	(162,780)
Proceeds from sale of property and equipment	923	37	—	960
Proceeds from sale of rental equipment	80,396	6,632	—	87,028

Net cash provided by (used in) investing activities	(91,546)	8,471	—	(83,075)

Cash flows from financing activities:
Payment of deferred financing costs	(92)	—	—	(92)
Borrowings on senior secured credit facility	616,518	—	—	616,518
Payments on senior secured credit facility	(565,360)	—	—	(565,360)
Payment of related party obligation	(300)	—	—	(300)
Principal payments of notes payable	(206)	—	—	(206)
Payments on capital lease obligations	(1,120)	—	—	(1,120)

Net cash provided by financing activities	49,440	—	—	49,440

Net increase (decrease) in cash	2,276	(7)	—	2,269
Cash, beginning of year	3,334	24	—	3,358

Cash, end of year	$5,610	$17	$—	$5,627

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2004
	H&E
	Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$(13,737)	$774	$(774)	$(13,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	3,493	149	—	3,642
Depreciation on rental equipment	46,666	2,924	—	49,590
Amortization of other intangible assets	295	—	—	295
Amortization of loan discounts and deferred financing costs	2,627	—	—	2,627
Provision for losses on accounts receivable	1,341	54	—	1,395
Provision for obsolescence	240	—	—	240
Provision for deferred taxes
Gain on sale of property and equipment	(183)	(24)	—	(207)
Gain on sale of rental equipment	(14,112)	(1,118)	—	(15,230)
Equity in earnings of guarantor subsidiaries	(774)	—	774	—
Changes in operating assets and liabilities:
Receivables, net	(6,457)	(1,225)	—	(7,682)
Inventories, net	(14,752)	(7,511)	—	(22,263)
Prepaid expenses and other assets	1,477	—	—	1,477
Accounts payable	1,717	—	—	1,717
Manufacturer flooring plans payable	(571)	—	—	(571)
Accrued expenses payable and other liabilities	4,719	(45)	—	4,674
Intercompany balance	(7,800)	7,800	—	—
Accrued loss from litigation	—	—	—	—
Deferred compensation payable	(328)	—	—	(328)

Net cash provided by operating activities	3,861	1,778	—	5,639

Cash flows from investing activities:
Purchases of property and equipment	(4,176)	(382)	—	(4,558)
Purchases of rental equipment	(68,117)	(4,823)	—	(72,940)
Proceeds from sale of property and equipment	322	27	—	349
Proceeds from sale of rental equipment	61,187	4,209	—	65,396

Net cash used in investing activities	(10,784)	(969)	—	(11,753)

Cash flows from financing activities:
Payment of deferred financing costs	(887)	—	—	(887)
Borrowings on senior secured credit facility	479,756	—	—	479,756
Payments on senior secured credit facility	(467,613)	(808)	—	(468,421)
Payment of related party obligation	(300)	—	—	(300)
Principal payments of notes payable	(336)	—	—	(336)
Payments on capital lease obligations	(4,231)	—	—	(4,231)

Net cash provided by (used in) financing activities	6,389	(808)	—	5,581

Net increase (decrease) in cash	(534)	1	—	(533)
Cash, beginning of year	3,868	23		3,891

Cash, end of year	$3,334	$24	$—	$3,358

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2006, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2006.

We have adopted a code of conduct that applies to our Chief Executive Officer and Chief Financial Officer. This code of conduct is available on the Company’s Web site at www.he-equipment.com. The information on our website is not a part of or incorporated by reference into this Annual Report on Form 10-K. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)  Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2)  Financial Statement Schedule for the years ended December 31, 2006, 2005 and 2004

Schedule II — Valuation and Qualifying Accounts	90

All other schedules are omitted because they are not applicable or not required, or the information appears in the Company’s consolidated financial statements or notes thereto.

(3)  Exhibits

See Exhibit Index on pages 92-95

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

		Additions
	Balance at	Charged to
	Beginning	Costs and	Recoveries	Impact of	Balance at
Description	of Year	Expenses	(Deductions)	Acquistion	End of Year
	(Amounts in thousands)

Year Ended December 31, 2006
Allowance for doubtful accounts receivable	$2,364	$1,925	$(1,574)	$137	$2,852
Allowance for inventory obsolescence	975	24	(152)	479	1,326
Deferred tax asset reserve	8,246	—	(8,246)	—	—

	$11,585	$1,949	$(9,972)	$616	$4,178

Year Ended December 31, 2005
Allowance for doubtful accounts receivable	$2,732	$1,508	$(1,876)	$—	$2,364
Allowance for inventory obsolescence	1,490	30	(545)	—	975
Deferred tax asset reserve	19,099	645	(11,498)	—	8,246

	$23,321	$2,183	$(13,919)	$—	$11,585

Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$3,188	$1,395	$(1,851)	$—	$2,732
Allowance for inventory obsolescence	1,235	240	15	—	1,490
Deferred tax asset reserve	13,456	—	5,643	—	19,099

	$17,879	$1,635	$(3,807)	$—	$23,321

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2007.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ John M. Engquist
John M. Engquist
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ John M. Engquist John M. Engquist	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2007

By:	/s/ Leslie S. Magee Leslie S. Magee	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2007

By:	/s/ Gary W. Bagley Gary W. Bagley	Chairman and Director	March 26, 2007

By:	/s/ Keith E. Alessi Keith E. Alessi	Director	March 26, 2007

By:	/s/ Paul N. Arnold Paul N. Arnold	Director	March 26, 2007

By:	Bruce C. Bruckmann	Director

By:	/s/ Lawrence C. Karlson Lawrence C. Karlson	Director	March 26, 2007

By:	/s/ John T. Sawyer John T. Sawyer	Director	March 26, 2007

Exhibit Index

2.1	Agreement and Plan of Merger, dated February 2, 2006, among the Company, H&E LLC and Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).
2.2	Acquisition Agreement, dated as of January 4, 2005, among H&E Equipment Services, L.L.C., Eagle Merger Corp., Eagle High Reach Equipment, LLC, Eagle High Reach Equipment, Inc., SBN Eagle LLC, SummitBridge National Investments, LLC and the shareholders of Eagle High Reach Equipment, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K of H&E Equipment Services L.L.C. (File Nos. 333-99587 and 333-99589), filed January 5, 2006).
3.1	Amended and Restated Certificate of Incorporation of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).
3.2	Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).
3.3	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.4	Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.5	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.6	Certificate of Incorporation of H&E Finance Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.7	Certificate of Incorporation of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.8	Articles of Incorporation of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.9	Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.10	Bylaws of H&E Finance Corp. (incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.11	Bylaws of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.12	Bylaws of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
4.1	Indenture, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and The Bank of New York, dated as of June 17, 2002 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed on September 13, 2002).
4.2	Amended and Restated Security Holders Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.3	Amended and Restated Investor Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).
4.4	Amended and Restated Registration Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).
4.5	Supplemental Indenture, dated as of February 3, 2006, among the Company, H&E LLC, H&E Finance Corp. and The Bank of New York (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).
4.6	Form of H&E Equipment Services, Inc. common stock certificate (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 5, 2006).
4.7	Registration Rights Agreement, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California), LLC, H&E Finance Corp., Credit Suisse Securities (USA) LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).
10.1	Credit Agreement among H&E Equipment Services Inc.., Great Northern Equipment, Inc., H&E Equipment Services (California) LLC, General Electric Capital Corporation, Bank of America, N.A., the Credit Parties and Lenders party thereto dated as of August 4, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 8, 2006).
10.2	Contribution Agreement and Plan of Reorganization, dated as of June 14, 2002, by and among H&E Holdings, L.L.C., BRSEC Co-Investment II, LLC (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.3	First Amended and Restated Management Agreement, dated as of June 17, 2002, Bruckmann, Rosser, Sherrill & Co., Inc., Bruckmann, Rosser, Sherrill & Co., L.L.C., H&E Holdings L.L.C. and H&E Equipment Services, L.L.C. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.4	Employment Agreement, dated as of June 29, 1999, by and between Gulf Wide Industries, L.L.C., and John M. Engquist (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.5	First Amendment to the Employment Agreement, dated as of August 10, 2001, by and among Gulf Wide Industries, L.L.C. and John M. Engquist (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.6	Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.7	Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).
10.8	Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.9	Security Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.10	Pledge Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.11	Trademark Security Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.12	Security Agreement, dated June 17, 2002, between H&E Finance Corp. and The Bank of New York (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.13	Security Agreement, dated June 17, 2002, between GNE Investments, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.14	Pledge Agreement, dated June 17, 2002, between GNE Investments, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.15	Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.16	Trademark Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.17	Patent Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.18	Consulting and Non-competition Agreement, dated July 31, 2004, between H&E Equipment Services, L.L.C. and Gary W. Bagley (incorporated by reference to Exhibit 10.34 to Annual Report Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2004 (File Nos. 333-99587 and 333-99589) filed September 29, 2005).
10.19	Stipulation of Settlement dated November 23, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K of H&E Equipment Services L.L.C. (File No. 333-99587), filed November 29, 2005).
10.20	H&E Equipment Services, Inc. 2006 Stock-Based Compensation Incentive Plan (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).
10.21	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).
21.1	Subsidiaries of the registrant.*
23.1	Consent of BDO Seidman, LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith