Form 10-Q
period 2007-03-31
H&E Equipment Services, Inc.
filed 2007-05-10
CIK 1339605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-51759

H&E Equipment Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	81-0553291 (I.R.S. Employer Identification No.)

11100 Mead Road, Suite 200, Baton Rouge, Louisiana (Address of principal executive offices)	70816 (Zip code)
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
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Number of shares of common stock outstanding as of the close of business on May 8, 2007: 38,176,339

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

MARCH 31, 2007

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction activity in the markets where we operate in North America;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our substantial leverage;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 or elsewhere in this Quarterly Report on Form 10-Q.
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports and amendments thereto, filed with the SEC are available on our website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,708	$9,303
Receivables, net of allowance for doubtful accounts of $2,962 and $2,852, respectively	112,203	107,760
Inventories, net of reserve for obsolescence of $1,168 and $1,326, respectively	137,284	126,737
Prepaid expenses and other assets	8,237	6,122
Rental equipment, net of accumulated depreciation of $164,830 and $158,822, respectively	440,507	440,454
Property and equipment, net of accumulated depreciation of $28,651 and $27,112, respectively	29,621	29,663
Deferred financing costs and other intangible assets, net of accumulated amortization of $5,427 and $5,086, respectively	9,348	9,330
Goodwill	30,573	30,573

Total assets	$780,481	$759,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Amounts due on senior secured credit facility	$5,103	$9,134
Accounts payable	73,523	61,486
Manufacturer flooring plans payable	142,812	148,028
Accrued expenses payable and other liabilities	33,393	33,150
Related party obligation	596	653
Notes payable	2,006	2,354
Senior secured notes, net of original issue discount of $22 and $23, respectively	4,478	4,477
Senior unsecured notes	250,000	250,000
Deferred income taxes	19,106	11,805
Deferred compensation payable	1,824	3,271

Total liabilities	532,841	524,358

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,192,094 shares issued at March 31, 2007 and December 31, 2006, and 38,176,339 and 38,192,094 shares outstanding at March 31, 2007 and December 31, 2006, respectively	382	382
Additional paid-in capital	204,992	204,638
Treasury stock at cost, 15,755 shares of common stock held at March 31, 2007 and no shares held at December 31, 2006, respectively	(432)	—
Retained earnings	42,698	30,564

Total stockholders’ equity	247,640	235,584

Total liabilities and stockholders’ equity	$780,481	$759,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Equipment rentals	$63,201	$53,995
New equipment sales	67,770	55,715
Used equipment sales	30,940	31,654
Parts sales	23,136	19,313
Services revenues	14,623	12,334
Other	10,066	9,199

Total revenues	209,736	182,210

Cost of revenues:
Rental depreciation	21,343	16,860
Rental expense	10,787	10,612
New equipment sales	58,974	48,561
Used equipment sales	22,520	23,799
Parts sales	16,269	13,524
Services revenues	5,140	4,567
Other	8,992	8,264

Total cost of revenues	144,025	126,187

Gross profit	65,711	56,023

Selling, general and administrative expenses	37,155	41,043
Gain on sales of property and equipment, net	308	99

Income from operations	28,864	15,079
Other income (expense):
Interest expense	(8,703)	(10,167)
Other, net	137	75

Total other expense, net	(8,566)	(10,092)

Income before provision for income taxes	20,298	4,987
Provision for income taxes	8,164	1,067

Net income	$12,134	$3,920

Net income per common share:
Basic	$0.32	$0.12

Diluted	$0.32	$0.12

Weighted average common shares outstanding:
Basic	38,087	33,458

Diluted	38,114	33,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$12,134	$3,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	1,914	1,569
Depreciation on rental equipment	21,343	16,860
Amortization of loan discounts and deferred financing costs	330	713
Amortization of other intangible assets	12	11
Provision for losses on accounts receivable	513	538
Provision for inventory obsolescence	16	—
Provision for deferred income taxes	7,345	666
Stock-based compensation expense	310	104
Excess tax benefits from stock-based awards	(44)	—
Gain on sales of property and equipment, net	(308)	(99)
Gain on sales of rental equipment, net	(8,142)	(6,897)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(4,956)	11,040
Inventories	(39,152)	(35,248)
Prepaid expenses and other assets	(2,473)	(3,365)
Accounts payable	12,037	(2,792)
Manufacturer flooring plans payable	(5,216)	24,229
Accrued expenses payable and other liabilities	260	9,925
Deferred compensation payable	(1,447)	(8,620)

Net cash provided by (used in) operating activities	(5,524)	12,554

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(56,869)
Purchases of property and equipment	(1,966)	(5,599)
Purchases of rental equipment	(12,746)	(55,004)
Proceeds from sales of property and equipment	403	208
Proceeds from sales of rental equipment	28,080	24,608

Net cash provided by (used in) investing activities	13,771	(92,656)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	207,018
Excess tax benefits from stock-based awards	44	—
Purchase of treasury stock	(432)	—
Borrowings on senior secured credit facility	207,125	295,429
Payments on senior secured credit facility	(211,156)	(401,880)
Payments of deferred financing costs	—	(190)
Payments of related party obligation	(75)	(75)
Principal payments of notes payable	(348)	(59)

Net cash provided by (used in) financing activities	(4,842)	100,243

Net increase in cash and cash equivalents	3,405	20,141
Cash, beginning of period	9,303	5,627

Cash and cash equivalents, end of period	$12,708	$25,768

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006
Supplemental schedule of noncash investing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$28,589	$17,787

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,155	$3,192

Income taxes	$207	$7

As of March 31, 2007 and 2006, we had $142.8 million and $118.0 million, respectively, in manufacturer flooring plans payable outstanding, which are used to finance purchases of inventory and rental equipment.
The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization and Nature of Operations
Basis of Presentation
     In connection with our initial public offering of common stock in February 2006 (see note 3 to the condensed consolidated financial statements), we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. All references to common stock share and per share amounts included in our condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had taken place as of the beginning of the earliest period presented.
     Our condensed consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc. and H&E Equipment Services (California) LLC, collectively referred to herein as “we” or “us” or “our” or the “Company.”
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2006, from which the balance sheet amounts as of December 31, 2006 were derived.
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

(2) Significant Accounting Policies
     We describe our significant accounting policies in note 1 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. At March 31, 2007, a portion of our available cash on hand was invested in cash equivalents. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
     Use of Estimates
     We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.
     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to opening retained earnings in the period of adoption. We adopted the provisions of FIN 48 as of January 1, 2007, and in so doing, have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The cumulative effect of applying this interpretation did not result in any adjustment to our retained earnings as of January 1, 2007.
     Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, such items are recorded in “Other income or expense.” We did not incur any income tax related interest income, interest expense or penalties related to FIN 48 for the three months ended March 31, 2007.
     As of January 1, 2007, we had an unrecognized tax benefit of $6.2 million. The net impact of recording this liability was a reclass between deferred income tax liabilities and deferred income tax assets, resulting in no adjustment to retained earnings. If recognized, there would be no impact to the 2007 effective income tax rate. There was no change in the unrecognized tax benefit for the three months ended March 31, 2007. At this time we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the year ending December 31, 2007 related to FIN 48.
     Our U.S. tax returns for 2003 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2002 and subsequent years.
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
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Management is evaluating the impact of adopting SFAS 159 and currently does not believe that the election of fair value measurement pursuant to SFAS 159 will have a material impact on our financial position, cash flows or results of operations.
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
     We used the net offering proceeds to us of $207.0 million as follows:
•	$56.9 million to complete our acquisition of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (together, “Eagle”), on February 28, 2006 (for information on the Eagle acquisition, see note 4 to the condensed consolidated financial statements);

•	$30.3 million to purchase rental equipment under operating leases;

•	$8.6 million to pay deferred compensation owed to one of our current executives and a former executive; and

•	$96.6 million to repay outstanding principal indebtedness under our senior secured credit facility.
     Additionally, we paid $8.0 million to Bruckmann, Rosser, Sherill & Co., L.L.C. (an affiliate of Bruckmann, Rosser, Sherill & Co., L.P. and Bruckmann, Rosser, Sherill & Co. II, L.P., two of our principal stockholders) in connection with the termination of a management services agreement. The remaining net proceeds of approximately $6.6 million were used for general corporate purposes.
(4) Acquisition
     We completed, effective as of February 28, 2006, the acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. (now known as H&E California Holdings, Inc.) and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (now known as H&E Equipment Services (California) LLC) for an estimated consideration of approximately $66.3 million, consisting of cash paid of $59.9 million, liabilities assumed of $3.6 million, liabilities incurred of $2.2 million, and transaction costs of $0.6 million. The Eagle purchase price was determined based on the expected cash flows from the Eagle business and negotiation with the sellers. The purchase price was funded out of the proceeds from our recently completed initial public offering (see note 3 to the condensed consolidated financial statements for further information on our initial public offering). Prior to the acquisition Eagle was a privately-held construction and industrial equipment rental company. Eagle serves the southern California construction and industrial markets out of four locations. This acquisition marks our initial entry into the southern California market and is consistent with our business strategy. For further information on our business strategy, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.
     The Eagle acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based an estimate of their fair values as determined by a valuation performed by an independent national firm. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Eagle to the overall corporate strategy. We estimate that approximately $9.9 million of the goodwill acquired will be tax deductible. Our operating results for the three month periods ended March 31, 2007 and 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.
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

     The following table contains unaudited pro forma condensed consolidated statements of income information for the three month periods ended March 31, 2007 and 2006, as if the Eagle transaction had occurred at the beginning of each respective period presented (amounts in thousands except per share data):

	Three Months Ended
	March 31,
	2007	2006
Total revenues	$209,736	$187,538
Gross profit	65,711	59,496
Operating income	28,864	14,353
Net income	$12,134	$3,713
Basic net income per common share	$0.32	$0.11
Diluted net income per common share	$0.32	$0.11
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
(5) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2007 (amounts in thousands, except share data):

	Common Stock		Additional Paid-in			Total Stockholders’
	Shares Issued	Amount	Capital	Treasury Stock	Retained Earnings	Equity
Balances at December 31, 2006	38,192,094	$382	$204,638	$—	$30,564	$235,584
Stock-based compensation	—	—	310	—	—	310
Tax benefits associated with stock-based awards	—	—	44	—	—	44
Surrender of 15,755 shares	—	—	—	(432)	—	(432)
Net income	—	—	—	—	12,134	12,134

Balances at March 31, 2007	38,192,094	$382	$204,992	$(432)	$42,698	$247,640

     On February 22, 2007, 40,650 shares of non-vested stock that was issued in 2006 vested. In accordance with the provisions of our 2006 Stock-Based Incentive Compensation Plan, holders of those vested shares returned 15,755 common shares to the Company in payment of related employee withholding taxes. This resulted in the recognition of Treasury Stock for those 15,755 shares. There were no stock-based awards granted during the three month period ended March 31, 2007.

(6) Earnings per Share
     Earnings per common share for the three months ended March 31, 2007 and 2006 are based on the weighted average number of common shares outstanding during the period and have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2007 and 2006 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Basic net income per share:
Net income	$12,134	$3,920
Weighted average number of common shares outstanding	38,087	33,458
Net income per common share – basic	$0.32	$0.12

Diluted net income per share:
Net income	$12,134	$3,920
Weighted average number of common shares outstanding	38,087	33,458
Effect of dilutive securities:
Non-vested stock	27	4

Weighted average number of shares outstanding – diluted	38,114	33,462

Net income per common share – diluted	$0.32	$0.12

Common shares excluded from the denominator as anti-dilutive:
Stock options	45	—

(7) Segment Information
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
     We do not compile discrete financial information by its segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Equipment rentals	$63,201	$53,995
New equipment sales	67,770	55,715
Used equipment sales	30,940	31,654
Parts sales	23,136	19,313
Services revenues	14,623	12,334

Total segmented revenues	199,670	173,011
Non-segmented revenues	10,066	9,199

Total revenues	$209,736	$182,210

Gross Profit:
Equipment rentals	$31,071	$26,523
New equipment sales	8,796	7,154
Used equipment sales	8,420	7,855
Parts sales	6,867	5,789
Services revenues	9,483	7,767

Total segmented gross profit	64,637	55,088
Non-segmented gross profit	1,074	935

Total gross profit	$65,711	$56,023

	Balances at
	March 31,	December 31,
	2007	2006
Segment identified assets:
Equipment sales	$115,119	$104,648
Equipment rentals	440,507	440,454
Parts and services	22,165	22,089

Total segment identified assets	577,791	567,191
Non-segment identified assets	202,690	192,751

Total assets	$780,481	$759,942

     The Company operates primarily in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.
(8) Condensed Consolidating Financial Information of Guarantor Subsidiaries
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
     The condensed consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The financial statements of H&E Equipment Services (California), LLC and H&E California Holdings, Inc. are included in the periods presented from the date of our acquisition of Eagle on February 28, 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets
Cash and cash equivalents	$12,620	$88	$—	$12,708
Receivables, net	102,294	9,909	—	112,203
Inventories, net	119,339	17,945	—	137,284
Prepaid expenses and other assets	8,122	115	—	8,237
Rental equipment, net	378,297	62,210	—	440,507
Property and equipment, net	24,416	5,205	—	29,621
Deferred financing costs and other intangible assets, net	9,348	—	—	9,348
Investment in guarantor subsidiaries	95,472	—	(95,472)	—
Goodwill	30,573	—	—	30,573

Total assets	$780,481	$95,472	$(95,472)	$780,481

Liabilities and Stockholders’ Equity
Amount due on senior secured credit facility	$5,103	$—	$—	$5,103
Accounts payable	73,673	(150)	—	73,523
Manufacturer flooring plans payable	142,812	—	—	142,812
Accrued expenses payable and other liabilities	32,534	859	—	33,393
Intercompany balance	(79,640)	79,640	—	—
Related party obligation	596	—	—	596
Notes payable	1,262	744	—	2,006
Senior secured notes, net of discount	4,478	—	—	4,478
Senior unsecured notes	250,000	—	—	250,000
Deferred income taxes	19,106	—	—	19,106
Deferred compensation payable	1,824	—	—	1,824

Total liabilities	451,748	81,093	—	532,841
Stockholders’ equity	328,733	14,379	(95,472)	247,640

Total liabilities and stockholders’ equity	$780,481	$95,472	$(95,472)	$780,481

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets
Cash	$9,214	$89	$—	$9,303
Receivables, net	92,281	15,479	—	107,760
Inventories, net	123,695	3,042	—	126,737
Prepaid expenses and other assets	5,995	127	—	6,122
Rental equipment, net	377,910	62,544	—	440,454
Property and equipment, net	24,369	5,294	—	29,663
Deferred financing costs and other intangible assets, net	9,330	—	—	9,330
Investment in guarantor subsidiaries	86,575	—	(86,575)	—
Goodwill	30,573	—	—	30,573

Total assets	$759,942	$86,575	$(86,575)	$759,942

Liabilities and Stockholders’ Equity
Amount due on senior secured credit facility	$9,134	$—	$—	$9,134
Accounts payable	61,982	(496)	—	61,486
Manufacturer flooring plans payable	148,028	—	—	148,028
Accrued expenses payable and other liabilities	32,248	902	—	33,150
Intercompany balance	(70,953)	70,953	—	—
Related party obligation	653	—	—	653
Notes payable	1,607	747	—	2,354
Senior secured notes, net of discount	4,477	—	—	4,477
Senior unsecured notes	250,000	—	—	250,000
Deferred income taxes	11,805	—	—	11,805
Deferred compensation payable	3,271	—	—	3,271

Total liabilities	452,252	72,106	—	524,358
Stockholders’ equity	307,690	14,469	(86,575)	235,584

Total liabilities and stockholders’ equity	$759,942	$86,575	$(86,575)	$759,942

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$54,180	$9,021	$—	$63,201
New equipment sales	66,548	1,222	—	67,770
Used equipment sales	28,785	2,155	—	30,940
Parts sales	22,154	982	—	23,136
Services revenues	13,887	736	—	14,623
Other	8,900	1,166	—	10,066

Total revenues	194,454	15,282	—	209,736

Cost of revenues:
Rental depreciation	18,354	2,989	—	21,343
Rental expense	9,009	1,778	—	10,787
New equipment sales	57,894	1,080	—	58,974
Used equipment sales	20,961	1,559	—	22,520
Parts sales	15,634	635	—	16,269
Services revenues	4,937	203	—	5,140
Other	7,422	1,570	—	8,992

Total cost of revenues	134,211	9,814	—	144,025

Gross profit:
Equipment rentals	26,817	4,254	—	31,071
New equipment sales	8,654	142	—	8,796
Used equipment sales	7,824	596	—	8,420
Parts sales	6,520	347	—	6,867
Services revenues	8,950	533	—	9,483
Other	1,478	(404)	—	1,074

Gross profit	60,243	5,468	—	65,711
Selling, general and administrative expenses	33,435	3,720	—	37,155
Equity in loss of guarantor subsidiaries	(90)	—	90	—
Gain on sales of property and equipment, net	226	82	—	308

Income from operations	26,944	1,830	90	28,864

Other income (expense):
Interest expense	(6,778)	(1,925)	—	(8,703)
Other, net	132	5	—	137

Total other expense, net	(6,646)	(1,920)	—	(8,566)

Income (loss) before provision for income taxes	20,298	(90)	90	20,298
Income tax provision	8,164	—	—	8,164

Net income (loss)	$12,134	$(90)	$90	$12,134

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$49,991	$4,004	$—	$53,995
New equipment sales	53,846	1,869	—	55,715
Used equipment sales	29,563	2,091	—	31,654
Parts sales	18,723	590	—	19,313
Services revenues	11,981	353	—	12,334
Other	8,604	595	—	9,199

Total revenues	172,708	9,502	—	182,210

Cost of revenues:
Rental depreciation	15,446	1,414	—	16,860
Rental expense	9,762	850	—	10,612
New equipment sales	46,904	1,657	—	48,561
Used equipment sales	22,409	1,390	—	23,799
Parts sales	13,126	398	—	13,524
Services revenues	4,461	106	—	4,567
Other	7,643	621	—	8,264

Total cost of revenues	119,751	6,436	—	126,187

Gross profit:
Equipment rentals	24,783	1,740	—	26,523
New equipment sales	6,942	212	—	7,154
Used equipment sales	7,154	701	—	7,855
Parts sales	5,597	192	—	5,789
Services revenues	7,520	247	—	7,767
Other	961	(26)	—	935

Gross profit	52,957	3,066	—	56,023
Selling, general and administrative expenses	39,426	1,617	—	41,043
Equity in earnings of guarantor subsidiaries	886	—	(886)	—
Gain on sales of property and equipment, net	69	30	—	99

Income from operations	14,486	1,479	(886)	15,079

Other income (expense):
Interest expense	(9,577)	(590)	—	(10,167)
Other, net	78	(3)	—	75

Total other expense, net	(9,499)	(593)	—	(10,092)

Income before income taxes	4,987	886	(886)	4,987
Income tax provision	1,067	—	—	1,067

Net income	$3,920	$886	$(886)	$3,920

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$12,134	$(90)	$90	$12,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	1,657	257	—	1,914
Depreciation on rental equipment	18,354	2,989	—	21,343
Amortization of loan discounts and deferred financing costs	330	—	—	330
Amortization of other intangible assets	12	—	—	12
Provision for losses on accounts receivable	513	—	—	513
Provision for inventory obsolescence	16	—	—	16
Gain on sales of property and equipment	(226)	(82)	—	(308)
Gain on sales of rental equipment	(3,888)	(4,254)	—	(8,142)
Provision for deferred taxes	7,345	—	—	7,345
Stock-based compensation expense	310	—	—	310
Excess tax benefits from stock-based awards	(44)	—	—	(44)
Equity in earnings of guarantor subsidiaries	90	—	(90)	—
Changes in operating assets and liabilities:
Receivables, net	(10,526)	5,570	—	(4,956)
Inventories, net	(19,471)	(19,681)	—	(39,152)
Prepaid expenses and other assets	(2,485)	12	—	(2,473)
Accounts payable	11,691	346	—	12,037
Manufacturer flooring plans payable	(5,216)	—	—	(5,216)
Accrued expenses payable and other liabilities	303	(43)	—	260
Intercompany balance	(8,687)	8,687	—	—
Deferred compensation payable	(1,447)	—	—	(1,447)

Net cash provided by (used in) operating activities	765	(6,289)	—	(5,524)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	—	—
Purchases of property and equipment	(1,754)	(212)	—	(1,966)
Purchases of rental equipment	(17,119)	4,373	—	(12,746)
Proceeds from sales of property and equipment	278	125	—	403
Proceeds from sales of rental equipment	26,074	2,006	—	28,080

Net cash provided by investing activities	7,479	6,292	—	13,771

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	—	—	—
Excess tax benefits from stock-based awards	44	—	—	44
Purchase of treasury stock at cost	(432)	—	—	(432)
Borrowings on senior secured credit facility	207,125	—	—	207,125
Payments on senior secured credit facility	(211,156)	—	—	(211,156)
Payments of related party obligation	(75)	—	—	(75)
Proceeds from issuance of notes payable	—	—	—	—
Principal payments of notes payable	(345)	(3)	—	(348)

Net cash used in financing activities	(4,839)	(3)	—	(4,842)

Net increase in cash and cash equivalents	3,405	—	—	3,405
Cash, beginning of period	9,303	—	—	9,303

Cash and cash equivalents, end of period	$12,708	$—	$—	$12,708

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$3,920	$886	$(886)	$3,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	1,525	44	—	1,569
Depreciation on rental equipment	15,734	1,126	—	16,860
Amortization of loan discounts and deferred financing costs	713	—	—	713
Amortization of other intangible assets	11	—	—	11
Provision for losses on accounts receivable	517	21	—	538
Gain on sales of property and equipment, net	(69)	(30)	—	(99)
Gain on sales of rental equipment, net	(5,644)	(1,253)	—	(6,897)
Provision for deferred taxes	666	—	—	666
Compensation expense due to issuance of restricted stock	104	—	—	104
Equity in earnings of guarantor subsidiaries	(886)	—	886	—
Changes in operating assets and liabilities:
Receivables, net	10,534	506	—	11,040
Inventories, net	(32,840)	(2,408)	—	(35,248)
Prepaid expenses and other assets	(3,388)	23	—	(3,365)
Accounts payable	(2,635)	(157)	—	(2,792)
Manufacturer flooring plans payable	24,229	—	—	24,229
Accrued expenses payable and other liabilities	9,637	288	—	9,925
Intercompany balance	754	(754)	—	—
Deferred compensation payable	(8,620)	—	—	(8,620)

Net cash provided by (used in) operating activities	14,262	(1,708)	—	12,554

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(56,869)	—	—	(56,869)
Purchases of property and equipment	(5,540)	(59)	—	(5,599)
Purchases of rental equipment	(52,570)	(2,434)	—	(55,004)
Proceeds from sales of property and equipment	178	30	—	208
Proceeds from sales of rental equipment	20,137	4,471	—	24,608

Net cash provided by (used in) investing activities	(94,664)	2,008	—	(92,656)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	207,018	—	—	207,018
Payment of deferred financing costs	(190)	—	—	(190)
Borrowings on senior secured credit facility	295,429	—	—	295,429
Payments on senior secured credit facility	(401,880)	—	—	(401,880)
Payment of related party obligation	(75)	—	—	(75)
Principal payments of notes payable	(59)	—	—	(59)

Net cash provided by financing activities	100,243	—	—	100,243

Net increase in cash	19,841	300	—	20,141
Cash, beginning of period	5,610	17	—	5,627

Cash, end of period	$25,451	$317	$—	$25,768

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2007, and the results of their operations for the three month period ended March 31, 2007, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     As of May 8, 2007, we operated 47 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast and Southeast regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.
     Information regarding our other accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We believe that we have an extremely well-maintained rental fleet, with our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (equipment usage based on customer demand), rental rate trends and targets, and equipment demand which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provides a profitable distribution channel for disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell, and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.
     Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight, and damage waivers, and are not generally allocated to reportable segments.
     For additional information about our business segments, see note 7 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Revenue Sources
     We generate all of our revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three months ended March 31, 2007, approximately 30.1% of our total revenues were attributable to equipment rentals, 32.3% of our total revenues were attributable to new equipment sales, 14.8% were attributable to used equipment sales, 11.0% were attributable to parts sales, 7.0% were attributable to our service revenues and 4.8% were attributable to non-segmented other revenues.
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
     New Equipment Sales. We seek to optimize revenues from new equipment sales by selling equipment through a professional in-house retail sales force focused by product type. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our status as a leading distributor for some of our key suppliers improves our ability to obtain equipment. New equipment sales are an important component of our integrated model due to customer interaction and service contact. New equipment sales also lead to future parts and service revenues. We recognize revenue from the sale of new equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
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
     Non-Segmented Revenues. Our non-segmented other revenue consists of billings to customers for equipment support and activities including; transportation, hauling, parts freight and loss damage waiver charges. We recognize revenue for support services at the time we generate an invoice for such services and after the services have been provided.

Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2007, our total cost of revenues was approximately $144.0 million. Our operating expenses consist principally of selling, general and administrative expense. For the three months ended March 31, 2007, our selling, general and administrative expenses were approximately $37.2 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of income are not generally allocated to our reportable segments.
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
     New Equipment Sales. Cost of new equipment sold consists of the equipment cost of the new equipment that is sold, net of any amount of credit given to the customer towards the equipment for trade-ins.
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
     Services Support. Cost of services revenue represents costs attributable to service provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.
     Non-Segmented Other. These expenses include costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other items, drivers wages fuel costs, shipping costs, and our costs related to damage waiver policies.
     Selling, General and Administrative Expenses:
     Our selling, general and administrative expenses (“SG&A”) include sales and marketing expenses, payroll and related costs, insurance expense, professional fees, property and other taxes, administrative overhead, and depreciation associated with property and equipment (other than rental equipment). These expenses are not generally allocated to our reportable segments.
     Interest Expense:
     Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior secured notes due 2012 and senior unsecured notes due 2016 and notes payable. Additionally, interest expense for the three months ended March 31, 2006 includes interest on our senior subordinated notes. The senior subordinated notes, along with a significant portion of our senior secured notes, were subsequently repaid on August 4, 2006, as further described below in “Refinancing.” Interest expense for the periods presented also includes non-cash interest expense related to the amortization cost of (1) deferred financing costs and (2) original issue discount accretion related to our senior secured notes and senior subordinated notes (for the 2006 period only).
     Refinancing. On August 4, 2006, we completed a cash tender offer and consent solicitation for our 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”). Additionally, we completed the closing of our private offering of $250.0 million aggregate principal amount of its 8 3/8% senior unsecured notes due 2016 (the “New Notes”).
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
     See also note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the Refinancing.
Principal Cash Flows
     We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under our revolving senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures.
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Our rental fleet, as of March 31, 2007, consisted of approximately 17,840 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $653.1 million. As of March 31, 2007, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	13,442	75.4%	$430.6	65.9%	42.9
Cranes	392	2.2%	82.0	12.5%	37.6
Earthmoving	1,017	5.7%	78.9	12.1%	18.5
Industrial Lift Trucks	1,382	7.7%	38.4	5.9%	24.7
Other	1,607	9.0%	23.2	3.6%	25.6

Total	17,840	100.0%	$653.1	100.0%	38.4

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. On average, we decreased the average age of our rental fleet by approximately 1.0 months during the three months ended March 31, 2007. We decreased the original acquisition cost of our overall gross rental fleet, through the normal course of business activities, by approximately $2.1 million during the three months ended March 31, 2007. Our average rental rates for the three month period ended March 31, 2007 were flat when compared to the prior year three month period ended March 31, 2006. The rental equipment mix among our four core product lines remained consistent with that of prior year. As a result of our in-house service capabilities and extensive maintenance program, we believe our fleet is extremely well-maintained.
     The mix and age of our rental fleet, as well as our cash flows, are impacted by the normal sales of equipment from the rental fleet and the capital expenditures to acquire new rental fleet equipment. In making equipment acquisition decisions, we evaluate current market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated life of the specific equipment, among other things.
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and in Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006:
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

•	Economic downturns. The demand for our products is dependent on the general economy, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries can cause demand for our products to materially decrease.

•	Adverse weather. Adverse weather in any geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. The adverse weather also has a seasonal impact in parts of our Intermountain region.
     We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” included in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10–Q.
Results of Operations
     The tables included in the period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.
     Our operating results for the three months ended March 31, 2007 and 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006. Therefore, our 2007 operating results include a full three months of Eagle’s operations compared to approximately one month in 2006.
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
     Revenues.

	Three Months Ended
	March 31,		Total Dollar	Total Percentage
	2007	2006	Change	Change
	(in millions, except percentages)
Segment Revenues:
Equipment rentals	$63.2	$54.0	$9.2	17.0%
New equipment sales	67.8	55.7	12.1	21.7%
Used equipment sales	30.9	31.7	(0.8)	(2.5)%
Parts sales	23.1	19.3	3.8	19.7%
Services revenues	14.6	12.3	2.3	18.7%
Non-Segmented revenues	10.1	9.2	0.9	9.8%

Total revenues	$209.7	$182.2	$27.5	15.1%

     Total Revenues. Our total revenues were $209.7 million for the three months ended March 31, 2007 compared to $182.2 million for the same period in 2006, an increase of $27.5 million, or 15.1%. Total revenues related to Eagle included in our operating results for the three months ended March 31, 2007 and 2006 were $9.4 million and $3.0 million, respectively. As discussed below, revenues increased for all reportable segments except for used equipment sales.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended March 31, 2007 increased $9.2 million, or 17.0%, to $63.2 million from $54.0 million for the same three month period in 2006. Total equipment rental revenues for the three months ended March 31, 2007 and 2006 related to Eagle included in our operating results were $6.9 million and $2.4 million, respectively. The remaining increase is primarily the result of a larger fleet size available for rent. At March 31, 2007, we had approximately 17,840 pieces of rental fleet equipment compared to 17,192 pieces of rental fleet equipment at March 31, 2006.
     Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $5.0 million, cranes increased $1.1 million, earthmoving increased $0.8 million, lift trucks increased $0.9 million and other equipment rentals increased

$1.4 million. Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs for the three months ended March 31) was approximately 38.8% in 2007 compared to 39.2% in 2006. The decrease in comparative rental equipment dollar utilization is primarily the result of a 4.1% decrease in rental equipment time utilization (equipment usage based on customer demand) from 68.5% last year to 64.4% this year. We believe that the decrease in rental equipment time utilization is the result of adverse weather conditions in the current year first quarter primarily in our Gulf Coast and Intermountain regions when compared to the prior year combined with more difficult comparables that resulted from the strong demand in 2006 for rental equipment related to the rebuilding efforts in the Gulf Coast region following hurricane Katrina. Management expects rental equipment time utilization to return to normalized 2006 levels once beyond the effects of the adverse weather and the prior year’s positive impact of hurricane Katrina. Average rental rates were flat for the comparative periods. Rental rate increases for the three months ended March 31, 2007 were not achieved primarily as a result of challenging comparables (average rental rates increased 16% in the first quarter of 2006 compared to the first quarter of 2005) combined with the decrease in rental equipment time utilization (equipment usage based on customer demand).
     New Equipment Sales Revenues. Our new equipment sales for the three months ended March 31, 2007 increased $12.1 million, or 21.7%, to $67.8 million from $55.7 million for the comparable period in 2006. Total new equipment sales revenues for the three months ended March 31, 2007 and 2006 related to Eagle included in our operating results were $0.3 million and less than $0.1 million, respectively. Sales of new cranes increased $12.0 million, new earthmoving sales increased $1.5 million and new lift trucks increased $0.6 million, primarily as a result of an increase in demand for these types of new equipment and improved availability from most of our manufacturers. Partially offsetting these increases was a $2.0 million decrease in comparative new equipment sales of aerial work platforms. The decline in aerial work platforms was primarily related to a decline in customer demand for telehandlers.
     Used Equipment Sales Revenues. Our used equipment sales decreased $0.8 million, or 2.5%, to $30.9 million for the three months ended March 31, 2007, from $31.7 million for the same period in 2006. Total used equipment sales revenues for the three months ended March 31, 2007 and 2006 related to Eagle included in our operating results were $0.9 million and $0.2 million, respectively. The decrease in used equipment sales reflects a recent trend toward customer purchases of new equipment (versus purchases of used equipment) as a result of improved equipment availability from most of our manufacturers. Management expects the trend toward new equipment to continue in the short term as the availability of new equipment from manufacturers improves over prior year levels.
     Parts Sales Revenues. Our parts sales increased $3.8 million, or 19.7%, to $23.1 million for the three months ended March 31, 2007 from $19.3 million in the 2006 comparable period. Total parts sales revenues for the three months ended March 31, 2007 and 2006 related to Eagle were $0.3 million and less than $0.1 million, respectively. The remaining increase was primarily attributable to increased customer demand for equipment parts.
     Services Revenues. Our services revenues for the three months ended March 31, 2007 increased $2.3 million, or 18.7%, to $14.6 million from $12.3 million for the same period last year and is primarily attributable to increased customer demand for service support. Total services revenues for the three months ended March 31, 2007 and 2006 related to Eagle were $0.3 million and less than $0.1 million, respectively.
     Non-Segmented Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended March 31, 2007, our other revenue increased $0.9 million, or 9.8%, over the same period last year. Total non-segmented revenues for the three months ended March 31, 2007 and 2006 related to Eagle included in our operating results were $0.8 million and $0.3 million, respectively. The remaining increase is due to an increase in the volume in these services as a result of increased customer demand and a strategic focus on offering these services to our customers.

      Gross Profit.

	Three Months Ended
	March 31,			Total Percentage
	2007	2006	Total Dollar Change	Change
	(in millions, except percentages)
Segment Gross Profit:
Equipment rentals	$31.1	$26.5	$4.6	17.4%
New equipment sales	8.8	7.2	1.6	22.2%
Used equipment sales	8.4	7.8	0.6	7.7%
Parts sales	6.9	5.8	1.1	19.0%
Services revenues	9.5	7.8	1.7	21.8%
Non-Segmented gross profit	1.0	0.9	0.1	11.1%

Total gross profit	$65.7	$56.0	$9.7	17.3%

     Total Gross Profit. Our total gross profit was $65.7 million for the three months ended March 31, 2007 compared to $56.0 million for the three months ended March 31, 2006, a $9.7 million, or 17.3%, increase. Gross profit increased primarily as a result of increased rental revenues, higher new equipment sales and improved margins on services revenues. Total gross profit margin for three months ended March 31, 2007 was 31.3%, an increase of 0.6% from the 30.7% gross profit margin for the same three month period in 2006. Total gross profit related to Eagle included in our operating results for the three months ended March 31, 2007 and 2006 was $3.4 million and $1.2 million, respectively. Our gross profit activity was attributable to:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended March 31, 2007 increased $4.6 million, or 17.4%, to $31.1 million from $26.5 million in the same period in 2006. The increase is primarily a result of a $9.2 million increase in rental revenue, which was offset by a $0.1 million net increase in rental expenses and a $4.5 million increase in rental equipment depreciation expense. Eagle contributed $3.2 million and $1.0 million of the gross profit for the three month periods ended March 31, 2007 and 2006, respectively. The increase in rental expenses is the net result of a $1.0 decrease in operating lease costs and a $1.1 million increase in maintenance and repair costs and other costs as a result of maintaining a larger rental fleet. As a percentage of equipment rental revenues, maintenance and repair costs were 13.1% in 2007, down from 14.0% in the prior year. The decrease in operating lease costs is the result of our payoff of all rental fleet operating leases in the first quarter of 2006 with the proceeds of our initial public offering. Conversely, the increase in rental depreciation expense is the result of the incremental depreciation expense incurred on the rental equipment purchased under those operating leases combined with the higher depreciation expense associated with a larger rental fleet size. Gross margin in 2007 was 49.2% compared to 49.1% in the same period last year.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended March 31, 2007 increased $1.6 million, or 22.2%, to $8.8 million compared to $7.2 million for the same period last year. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenue from increased demand and improved availability for new equipment and the mix of equipment sold. Gross margin in 2007 was 13.0% compared to 12.9% in the same period last year.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended March 31, 2007 increased $0.6 million, or 7.7%, to $8.4 million from the $7.8 million for the same period in 2006, of which Eagle contributed $0.3 million and $0.2 million in the respective periods. The increase in used equipment sales gross profit was primarily the result of higher gross margins. Gross margin in 2007 was 27.2% compared to 24.6% in the same period last year. This improvement in gross margin is primarily related to the mix of used equipment sold. Additionally, our used equipment sales from the fleet were approximately 140.8% of net book value compared to 139.0% for the three month period ended March 31, 2006.
     Parts Sales Gross Profit. For the three months ended March 31, 2007, our parts sales revenue gross profit increased $1.1 million, or 19.0%, to $6.9 million from $5.8 million for the same period in 2006. The increase was primarily attributable to increased customer demand for parts. Eagle contributed approximately $0.1 million of the gross profit increase. Gross margin in 2007 was 29.9%, down 0.2% from 30.1% in the same period last year, as a result of the mix of equipment parts sold.
     Services Revenues Gross Profit. For the three months ended March 31, 2007, our services revenues gross profit increased $1.7 million, or 21.8%, to $9.5 million from $7.8 million for the same period in 2006. The increase was primarily attributable to increased customer demand for service support combined with higher gross margins. Gross margin in 2007 was 65.1% compared 63.4% in the same period last year. Eagle contributed approximately $0.2 million of the gross profit increase.

     Non-Segmented Revenues Gross Profit. For the three months ended March 31, 2007, our non-segmented revenues gross profit improved $0.1 million, or 11.1%, on a 9.8% improvement in revenues over the three months ended March 31, 2006. These improvements are largely due to a strategic focus on these equipment support activities, net of a $0.4 million gross loss in the current period related to Eagle’s non-segmented revenue operations. The Eagle gross loss is due to the integration and start-up nature of such non-segmented revenues into Eagle operations, which were not part of Eagle’s operations in the first quarter of 2006.
     Selling, General and Administrative Expenses. SG&A expenses decreased $3.8 million, or 9.3%, to $37.2 million for the three months ended March 31, 2007 compared to $41.0 million for the same period last year. Included in SG&A in the prior year first quarter is an $8.0 million expense to terminate a management services agreement in connection with our initial public offering of common stock in February 2006. The $8.0 million decrease in comparative SG&A was partially offset by a net increase of $4.2 million, primarily related to increased headcount and related employee expenses. Stock-based compensation expense included in SG&A was $0.3 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. As a percent of total revenues, SG&A expenses were 17.7% in the first quarter of 2007, down 4.8% from 22.5% in the prior year. The prior year $8.0 million expense described above comprises approximately 4.4% of total prior year SG&A as a percent of total revenues. The remaining 0.4% decrease in comparative SG&A reflects the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year.
     Other Income (Expense). For the three months ended March 31, 2007, our net other expenses decreased by $1.5 million to $8.6 million compared to $10.1 million for the same period in 2006. The $1.5 million decrease is substantially the result of a $1.5 million decrease in interest expense to $8.7 million for the three months ended March 31, 2007 compared to $10.2 million for the same period last year. The decrease in interest expense is due to several factors. The Refinancing transactions, as further described above, resulted in a net decrease in interest expense for the comparative periods of $2.1 million. Additionally, comparative interest expense incurred on our senior secured credit facility was approximately $0.8 million lower in the current year, largely as a result of a decrease in our average borrowings under the senior secured credit facility. These decreases in interest expense were offset by a $1.4 million increase in interest expense related to our manufacturer flooring plans payable used to finance inventory purchases, due to a combination of higher interest rates and higher average manufacturer flooring plans payable outstanding in the current year period.
     Income Taxes. Effective with the Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes.
     Income tax expense for the three months ended March 31, 2007 increased approximately $7.1 million to $8.2 million compared to $1.1 million for the three months ended March 31, 2006. The provision for income taxes is based upon the expected effective tax rate applicable to the full year. The effective income tax rate for the three months ended March 31, 2007 was 40.2% compared to 21.4% for the three months ended March 31, 2006. The increase is a result of our increased taxable income in 2007 that resulted in higher state income taxes. Also, our 2006 effective income tax rate was lower due to the impact of the reversal of our deferred tax asset valuation allowance, which created a current year income tax benefit, thereby lowering our estimated effective tax rate for 2006. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at March 31, 2007 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources
     Cash flow from operating activities. Our cash flows from operations for the three month period ended March 31, 2007 resulted in net cash used in operating activities of $5.5 million. Our reported net income of $12.1 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, and net gains on the sale of long-lived assets provided positive cash flows of $35.4 million. These cash flows from operating activities were also positively impacted by an increase of $12.0 million in accounts payable. Offsetting these positive cash flows and resulting in net cash used in operating activities were increases in our inventories of $39.2 million, a net decrease of $5.2 million in manufacturer flooring plans payable and a $5.0 million increase in net accounts receivable. The increase in our inventories reflects our strategy of maintaining adequate inventories to meet increasing customer demand for new equipment.
     For the three months ended March 31, 2006, our cash provided by operating activities was $12.6 million. Our cash flows from operations were primarily attributable to our reported net income of $3.9 million, which, when adjusted for non-cash expense items, such as depreciation, taxes and amortization, and net gains on the sale of long-lived assets provided positive cash flows of $17.4 million.. These cash flows from operating activities were positively impacted by a decrease of $11.0 million in net accounts receivable, and increases of $24.2 million in manufacturer flooring plans payable, primarily due to an increase in inventory purchases, and $9.9 million in accrued expenses payable and other liabilities. Offsetting these positive cash flows in operating activities were increases of $35.2 million in inventories and a $3.4 million increase in prepaid expenses and other assets. Also, as discussed in note 3 to the condensed consolidated financial statements, we used a portion of the proceeds from our initial public offering to pay approximately $8.6 million of deferred compensation liabilities.
     Cash flow for investing activities. For the three months ended March 31, 2007, cash provided by our investing activities was $13.8 million. This is a net result of proceeds from the sale of rental and non-rental equipment of $28.5 million, which was partially offset by purchases totaling $14.7 million in rental and non-rental equipment. For the three months ended March 31, 2006, cash used in our investing activities was $92.7 million. This is a net result of our acquisition of Eagle (see note 4 to the condensed consolidated financial statements for further information) combined with rental and non–rental equipment purchases of $60.6 million offset by $24.8 million in cash proceeds from the sale of rental and non–rental equipment.
     Cash flow from financing activities. For the three months ended March 31, 2007, cash used in our financing activities was $4.8 million. For the three months ended March 31, 2007, our total borrowings under the amended senior secured credit facility were $207.1 million and total payments under the amended senior secured credit facility in the same period were $211.2 million. We also purchased $0.4 million of treasury stock and principal payments on notes payable were $0.3 million.
     Cash provided by our financing activities for the three months ended March 31, 2006 was $100.2 million. We completed an initial public offering of our common stock in February 2006, resulting in total net proceeds to us, after deducting underwriting commissions and other fees and expenses, of approximately $207.0 million (see note 3 to the condensed consolidated financial statements for further information related to our initial public offering). Our total borrowings under the senior secured credit facility were $295.4 million and total payments under the senior secured credit facility were $401.9 million. Financing costs paid in cash related to an amendment to our senior secured credit facility totaled $0.2 million and payment of our related party obligation was $0.1 million while principal payments on notes payable were $0.1 million.
     As of May 8, 2007, we had $242.7 million of available borrowings under our senior secured credit facility, net of $7.3 million of outstanding letters of credit.
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
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three months ended March 31, 2007 were $41.3 million, including $28.6 million of non-cash transfers from new and used equipment to rental fleet inventory, to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the three months ended March 31, 2007 were $2.0 million. We anticipate that our gross rental fleet capital expenditures for the remainder of 2007 will be used to primarily replace the rental fleet equipment we anticipate selling during 2007 as well as to meet increased demand. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash flow from operations and, if required, from borrowings under our senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Should we pursue any other strategic acquisitions during 2007, the funding of the cash consideration for those acquisitions will be largely dependent upon available borrowings under our senior secured credit facility.
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
Acquisitions

     We periodically engage in evaluations of potential acquisitions and start-up facilities. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms. For further information regarding our risks related to acquisitions, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates due to the fact that interest on our senior secured credit facility is calculated based upon LIBOR plus 125 basis points as of March 31, 2007. At March 31, 2007, we had $5.1 million of outstanding borrowings under our senior secured credit facility. The interest rate in effect on those borrowings at March 31, 2007 was approximately 6.65%. A 1.0% increase in the effective interest rate on our outstanding borrowings at March 31, 2007, would increase our interest expense by approximately $0.1 million on an annualized basis. We do not have significant exposure to changing interest rates on our fixed-rate senior secured notes, fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
     Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are party to various litigation matters, in most cases involving normal ordinary course and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending matters. However, we believe, based on our examination of such pending matters, that our ultimate liability for such matters will not have a material adverse effect on our business, financial condition and/or operating results.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A.-“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

H&E EQUIPMENT SERVICES, INC.
Dated: May 10, 2007	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2007	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).