Form 10-Q
period 2007-06-30
H&E Equipment Services, Inc.
filed 2007-08-09
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission file number: 000-51759

H&E Equipment Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-0553291
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11100 Mead Road, Suite 200, Baton Rouge, Louisiana	70816
(Address of principal executive offices)	(Zip code)
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
     Number of shares of common stock outstanding as of the close of business on August 6, 2007: 38,176,339

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

JUNE 30, 2007

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction activity in the markets where we operate in North America;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our substantial leverage;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire, including our potential acquisition of J.W. Burress, Incorporated;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 or elsewhere in this Quarterly Report on Form 10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$34,967	$9,303
Receivables, net of allowance for doubtful accounts of $3,152 and $2,852, respectively	114,408	107,760
Inventories, net of reserve for obsolescence of $1,149 and $1,326, respectively	134,595	126,737
Prepaid expenses and other assets	7,368	6,122
Rental equipment, net of accumulated depreciation of $171,268 and $158,822, respectively	470,181	440,454
Property and equipment, net of accumulated depreciation of $30,169 and $27,112, respectively	31,568	29,663
Deferred financing costs and other intangible assets, net of accumulated amortization of $5,643 and $5,086, respectively	9,777	9,330
Goodwill	30,573	30,573

Total assets	$833,437	$759,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Amounts due on senior secured credit facility	$—	$9,134
Accounts payable	94,325	61,486
Manufacturer flooring plans payable	151,749	148,028
Accrued expenses payable and other liabilities	37,482	33,150
Related party obligation	536	653
Notes payable	2,000	2,354
Senior secured notes, net of original issue discount of $21 and $23, respectively	4,479	4,477
Senior unsecured notes	250,000	250,000
Deferred income taxes	27,823	11,805
Deferred compensation payable	1,866	3,271

Total liabilities	570,260	524,358

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,192,094 shares issued at June 30, 2007 and December 31, 2006 and 38,176,339 and 38,192,094 shares outstanding at June 30, 2007 and December 31, 2006, respectively	382	382
Additional paid-in capital	205,303	204,638
Treasury stock at cost, 15,755 shares of common stock held at June 30, 2007 and no shares held at December 31, 2006, respectively	(432)	—
Retained earnings	57,924	30,564

Total stockholders’ equity	263,177	235,584

Total liabilities and stockholders’ equity	$833,437	$759,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Equipment rentals	$69,572	$64,011	$132,773	$118,006
New equipment sales	78,465	56,945	146,235	112,660
Used equipment sales	34,747	36,065	65,687	67,719
Parts sales	23,951	21,237	47,087	40,550
Services revenues	15,099	13,374	29,722	25,708
Other	11,311	10,904	21,377	20,103

Total revenues	233,145	202,536	442,881	384,746

Cost of revenues:
Rental depreciation	22,321	19,170	43,664	36,030
Rental expense	11,842	10,476	22,629	21,088
New equipment sales	68,378	49,733	127,352	98,294
Used equipment sales	26,354	25,746	48,874	49,545
Parts sales	17,060	15,080	33,329	28,604
Services revenues	5,628	4,731	10,768	9,298
Other	10,352	9,305	19,344	17,569

Total cost of revenues	161,935	134,241	305,960	260,428

Gross profit	71,210	68,295	136,921	124,318

Selling, general and administrative expenses	38,360	33,384	75,515	74,427
Gain on sales of property and equipment, net	39	60	347	159

Income from operations	32,889	34,971	61,753	50,050

Other income (expense):
Interest expense	(8,887)	(10,115)	(17,590)	(20,282)
Other, net	386	355	523	430

Total other expense, net	(8,501)	(9,760)	(17,067)	(19,852)

Income before provision for income taxes	24,388	25,211	44,686	30,198
Provision for income taxes	9,162	5,408	17,326	6,475

Net income	$15,226	$19,803	$27,360	$23,723

Net income per common share:
Basic	$0.40	$0.52	$0.72	$0.66

Diluted	$0.40	$0.52	$0.72	$0.66

Weighted average common shares outstanding:
Basic	38,095	38,070	38,088	35,777

Diluted	38,161	38,096	38,159	35,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$27,360	$23,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	3,946	3,263
Depreciation on rental equipment	43,664	36,030
Amortization of loan discounts and deferred financing costs	684	1,445
Amortization of other intangible assets	12	23
Provision for losses on accounts receivable	1,090	1,001
Provision for inventory obsolescence	25	17
Provision for deferred income taxes	16,107	5,843
Stock-based compensation expense	621	374
Gain on sales of property and equipment, net	(347)	(159)
Gain on sales of rental equipment, net	(15,713)	(16,293)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(7,738)	(2,078)
Inventories	(57,113)	(52,224)
Prepaid expenses and other assets	(2,344)	(3,089)
Accounts payable	32,839	20,750
Manufacturer flooring plans payable	3,721	23,255
Accrued expenses payable and other liabilities	4,365	3,368
Deferred compensation payable	(1,406)	(8,564)

Net cash provided by operating activities	49,773	36,685

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(56,961)
Purchases of property and equipment	(5,994)	(10,171)
Purchases of rental equipment	(63,791)	(105,453)
Proceeds from sales of property and equipment	490	382
Proceeds from sales of rental equipment	55,343	54,390

Net cash used in investing activities	(13,952)	(117,813)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	207,018
Excess tax benefits from stock-based awards	(44)	—
Purchase of treasury stock	(432)	—
Borrowings on senior secured credit facility	428,086	487,673
Payments on senior secured credit facility	(437,220)	(594,124)
Payments of deferred financing costs	(43)	(190)
Payments of related party obligation	(150)	(150)
Principal payments of notes payable	(354)	(85)

Net cash provided by (used in) financing activities	(10,157)	100,142

Net increase in cash and cash equivalents	25,664	19,014
Cash, beginning of period	9,303	5,627

Cash and cash equivalents, end of period	$34,967	$24,641

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2007	2006
Supplemental schedule of noncash investing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$49,230	$21,849

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,261	$19,027

Income taxes	$1,552	$500

     As of June 30, 2007 and 2006, we had $151.7 million and $117.0 million, respectively, in manufacturer flooring plans payable outstanding, which are used to finance purchases of inventory and rental equipment.
The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization and Nature of Operations
Basis of Presentation
     In connection with our initial public offering of common stock in February 2006 (see note 3 to the condensed consolidated financial statements), we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. All references to common stock share and per share amounts included in our condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006 have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had taken place as of the beginning of the earliest period presented.
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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2006, from which the balance sheet amounts as of December 31, 2006 were derived.
     The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, and consistent with industry practice, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 1 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. At June 30, 2007, a portion of our available cash on hand was invested in cash equivalents whereas no portion of our available cash on hand at December 31, 2006 was invested in cash equivalents. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
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
     Recently Adopted Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The issuance of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” in May 2007 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits.
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
     Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, such items are recorded in “Other income or expense.” We did not incur any income tax related interest income, interest expense or penalties related to FIN 48 for the three and six months ended June 30, 2007.
     As of January 1, 2007, we had an unrecognized tax benefit of $6.2 million. The net impact of recording this liability was a reclass between deferred income tax liabilities and deferred income tax assets, resulting in no adjustment to retained earnings. If recognized, there would be no impact to the 2007 effective income tax rate. There was no change in the unrecognized tax benefit for the three and six months ended June 30, 2007. At this time we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the year ending December 31, 2007 related to FIN 48.
     Our U.S. tax returns for 2003 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2002 and subsequent years.
     Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
instrument basis (the fair value option). SFAS 159 becomes effective for us on January 1, 2008. Management is evaluating the impact of adopting SFAS 159 and currently does not expect that the election of fair value measurement will have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for us on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.
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
(4) Acquisition
     We completed, effective as of February 28, 2006, the acquisition of all of the capital stock of Eagle High Reach Equipment, Inc. (now known as H&E California Holdings, Inc.) and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (now known as H&E Equipment Services (California) LLC) for an estimated consideration of approximately $66.3 million, consisting of cash paid of $59.9 million, liabilities assumed of $3.6 million, liabilities incurred of $2.2 million, and transaction costs of $0.6 million. The Eagle purchase price was determined based on the expected cash flows from the Eagle business and negotiation with the sellers. The purchase price was funded out of the proceeds from our initial public offering (see note 3 to the condensed consolidated financial statements for further information on our initial public offering). Prior to the acquisition Eagle was a privately-held construction and industrial equipment rental company. Eagle serves the southern California construction and industrial markets out of four locations. This acquisition marks our initial entry into the southern California market and is consistent with our business strategy. For further information on our business strategy, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.
     The Eagle acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
allocated to the assets acquired and liabilities assumed based an estimate of their fair values as determined by a valuation performed by an independent national firm. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Eagle to the overall corporate strategy. We estimate that approximately $9.9 million of the goodwill acquired will be tax deductible. Our operating results for the three and six month periods ended June 30, 2007 and 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.
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

     The following table contains unaudited pro forma condensed consolidated statements of income information for the three and six month periods ended June 30, 2007 and 2006, as if the Eagle transaction had occurred at the beginning of each respective period presented (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$233,145	$202,536	$442,881	$390,074
Gross profit	$71,210	$68,295	$136,921	$126,092
Operating income	$32,889	$34,971	$61,753	$49,342
Net income	$15,226	$19,803	$27,360	$23,374
Basic net income per common share	$0.40	$0.52	$0.72	$0.65
Diluted net income per common share	$0.40	$0.52	$0.72	$0.65
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
(5) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2007 (amounts in thousands, except share data):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Common Stock		Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2006	38,192,094	$382	$204,638	$—	$30,564	$235,584
Stock-based compensation	—	—	621	—	—	621
Tax benefits associated with stock-based awards	—	—	44	—	—	44
Surrender of 15,755 shares(1)	—	—	—	(432)	—	(432)
Net income	—	—	—	—	27,360	27,360

Balances at June 30, 2007	38,192,094	$382	$205,303	$(432)	$57,924	$263,177

(1)	On February 22, 2007, 40,650 shares of non-vested stock that was issued in 2006 subsequently vested in accordance with the terms of the respective grant agreements. In accordance with the provisions of our 2006 Stock-Based Incentive Compensation Plan, holders of those vested shares returned 15,755 common shares to the Company in payment of related employee withholding taxes. This resulted in the recognition of Treasury Stock for those 15,755 shares.
(6) Stock-Based Compensation
     We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,411,222 shares as of June 30, 2007.
     We account for our stock-based compensation plan using the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) became effective for us in the first quarter of our fiscal year ended December 31, 2006. Under the provisions of SFAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).
Non-vested Stock
     The following table summarizes our non-vested stock activity for the six months ended June 30, 2007.

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock at January 1, 2007	121,950	$24.60
Granted	—	—
Vested	(40,650)	$24.60
Forfeited	—	—

Non-vested stock at June 30, 2007	81,300	$24.60

     As of June 30, 2007, we have unrecognized compensation expense of $1.6 million related to non-vested stock. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying condensed consolidated

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
statements of income was approximately $0.3 million for each of the three month periods ended June 30, 2007 and 2006. Compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the six months ended June 30, 2007 and 2006 was $0.5 million and $0.4 million, respectively.
     We receive a tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the six month period ended June 30, 2007, we recognized $44 thousand of excess tax benefits associated with the vesting of the above 40,650 shares on February 22, 2007.
Stock Options
     On June 5, 2007, we granted stock options for 6,000 shares of our common stock with an exercise price of $26.27 per share, the closing market price of our stock on the date of grant. These options vest in three equal parts over three years and expire ten years from the date of grant.
     We use the Black-Scholes option pricing model to estimate the fair value of stock-based option awards with the following weighted-average assumptions for the three and six month periods ended June 30, 2007:

Risk-free interest rate	5.0%
Expected life of options (in years)	6.0
Expected volatility	33.0 - 35.0%
Expected annual dividend yield	—
     The assumptions above are based on multiple factors. We determined the expected life of the option awards to be approximately 6.0 years. Since we are a public entity with limited historical data on the price of our publicly traded common shares due to our initial public offering in 2006 and no prior history of share-based stock option exercise activity, we, as provided for in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” based our estimate of expected volatility on the historical, expected or implied volatility of similar entities within our industry whose share or option prices are publicly available.
     At June 30, 2007, there was $0.5 million of unrecognized compensation cost related to these stock option awards that is expected to be recognized over a weighted-average period of 1.85 years. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three month periods ended June 30, 2007 and 2006 was $62 thousand and $16 thousand, respectively. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the six month periods ended June 30, 2007 and 2006 was $122 thousand and $16 thousand, respectively.
     The following table represents stock option activity for the six month period ended June 30, 2007:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life
Outstanding options at January 1, 2007	45,000	$24.60
Granted	6,000	$26.27
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at June 30, 2007	51,000	$24.80	$8.71

Options exercisable at June 30, 2007	15,000	$24.60	$8.65

     The aggregate intrinsic value of options outstanding at June 30, 2007 was $0.2 million and the aggregate intrinsic value of options exercisable was approximately $47 thousand.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table summarizes non-vested stock option activity for the six month period ended June 30, 2007:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock options at January 1, 2007	45,000	$24.60
Granted	6,000	$26.27
Vested	(15,000)	$24.60
Forfeited	—	—

Non-vested stock options at June 30, 2007	36,000	$24.88

(7) Earnings per Share
     Earnings per common share for the three and six month periods ended June 30, 2007 and 2006 are based on the weighted-average number of common shares outstanding during the respective periods and have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2007 and 2006 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic net income per share:
Net income	$15,226	$19,803	$27,360	$23,723
Weighted average number of common shares outstanding	38,095	38,070	38,088	35,777
Net income per common share — basic	$0.40	$0.52	$0.72	$0.66

Diluted net income per share:
Net income	$15,226	$19,803	$27,360	$23,723
Weighted average number of common shares outstanding	38,095	38,070	38,088	35,777
Effect of dilutive securities:
Effect of dilutive stock options and non-vested stock	66	26	71	13

Weighted average number of shares outstanding — diluted	38,161	38,096	38,159	35,790

Net income per common share — diluted	$0.40	$0.52	$0.72	$0.66

Common shares excluded from the denominator as anti-dilutive:
Stock options	6,000	—	6,000	—

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
     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Equipment rentals	$69,572	$64,011	$132,773	$118,006
New equipment sales	78,465	56,945	146,235	112,660
Used equipment sales	34,747	36,065	65,687	67,719
Parts sales	23,951	21,237	47,087	40,550
Services revenues	15,099	13,374	29,722	25,708

Total segmented revenues	221,834	191,632	421,504	364,643
Non-segmented revenues	11,311	10,904	21,377	20,103

Total revenues	$233,145	$202,536	$442,881	$384,746

Gross Profit:
Equipment rentals	$35,409	$34,365	$66,480	$60,888
New equipment sales	10,087	7,212	18,883	14,366
Used equipment sales	8,393	10,319	16,813	18,174
Parts sales	6,891	6,157	13,758	11,946
Services revenues	9,471	8,643	18,954	16,410

Total segmented gross profit	70,251	66,696	134,888	121,784
Non-segmented gross profit	959	1,599	2,033	2,534

Total gross profit	$71,210	$68,295	$136,921	$124,318

	Balances at
	June 30,	December 31,
	2007	2006
Segment identified assets:
Equipment sales	$112,081	$104,648
Equipment rentals	470,181	440,454
Parts and services	22,514	22,089

Total segment identified assets	604,776	567,191
Non-segment identified assets	228,661	192,751

Total assets	$833,437	$759,942

     We operate primarily in the United States. Our sales to international customers were no greater than 1.3% of total revenues for all periods presented in this Quarterly Report on Form 10-Q. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
H&E California Holdings, Inc. are included in the periods presented from the date of our acquisition of Eagle on February 28, 2006.
CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets
Cash and cash equivalents	$34,912	$55	$—	$34,967
Receivables, net	103,222	11,186	—	114,408
Inventories, net	116,685	17,910	—	134,595
Prepaid expenses and other assets	7,282	86	—	7,368
Rental equipment, net	402,902	67,279	—	470,181
Property and equipment, net	26,191	5,377	—	31,568
Deferred financing costs and other intangible assets, net	9,777	—	—	9,777
Investment in guarantor subsidiaries	101,893	—	(101,893)	—
Goodwill	30,573	—	—	30,573

Total assets	$833,437	$101,893	$(101,893)	$833,437

Liabilities and Stockholders’ Equity
Accounts payable	$94,120	$205	$—	$94,325
Manufacturer flooring plans payable	151,749	—	—	151,749
Accrued expenses payable and other liabilities	36,590	892	—	37,482
Intercompany balances	(84,804)	84,804	—	—
Related party obligation	536	—	—	536
Notes payable	1,258	742	—	2,000
Senior secured notes, net of discount	4,479	—	—	4,479
Senior unsecured notes	250,000	—	—	250,000
Deferred income taxes	27,823	—	—	27,823
Deferred compensation payable	1,866	—	—	1,866

Total liabilities	483,617	86,643	—	570,260
Stockholders’ equity	349,820	15,250	(101,893)	263,177

Total liabilities and stockholders’ equity	$833,437	$101,893	$(101,893)	$833,437

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets
Cash	$9,214	$89	$—	$9,303
Receivables, net	92,281	15,479	—	107,760
Inventories, net	123,695	3,042	—	126,737
Prepaid expenses and other assets	5,995	127	—	6,122
Rental equipment, net	377,910	62,544	—	440,454
Property and equipment, net	24,369	5,294	—	29,663
Deferred financing costs and other intangible assets, net	9,330	—	—	9,330
Investment in guarantor subsidiaries	86,575	—	(86,575)	—
Goodwill	30,573	—	—	30,573

Total assets	$759,942	$86,575	$(86,575)	$759,942

Liabilities and Stockholders’ Equity
Amount due on senior secured credit facility	$9,134	$—	$—	$9,134
Accounts payable	61,982	(496)	—	61,486
Manufacturer flooring plans payable	148,028	—	—	148,028
Accrued expenses payable and other liabilities	32,248	902	—	33,150
Intercompany balances	(70,953)	70,953	—	—
Related party obligation	653	—	—	653
Notes payable	1,607	747	—	2,354
Senior secured notes, net of discount	4,477	—	—	4,477
Senior unsecured notes	250,000	—	—	250,000
Deferred income taxes	11,805	—	—	11,805
Deferred compensation payable	3,271	—	—	3,271

Total liabilities	452,252	72,106	—	524,358
Stockholders’ equity	307,690	14,469	(86,575)	235,584

Total liabilities and stockholders’ equity	$759,942	$86,575	$(86,575)	$759,942

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$58,857	$10,715	$—	$69,572
New equipment sales	76,014	2,451	—	78,465
Used equipment sales	31,665	3,082	—	34,747
Parts sales	22,877	1,074	—	23,951
Services revenues	14,219	880	—	15,099
Other	9,939	1,372	—	11,311

Total revenues	213,571	19,574	—	233,145

Cost of revenues:
Rental depreciation	19,331	2,990	—	22,321
Rental expense	9,923	1,919	—	11,842
New equipment sales	66,223	2,155	—	68,378
Used equipment sales	24,034	2,320	—	26,354
Parts sales	16,286	774	—	17,060
Services revenues	5,400	228	—	5,628
Other	8,835	1,517	—	10,352

Total cost of revenues	150,032	11,903	—	161,935

Gross profit:
Equipment rentals	29,603	5,806	—	35,409
New equipment sales	9,791	296	—	10,087
Used equipment sales	7,631	762	—	8,393
Parts sales	6,591	300	—	6,891
Services revenues	8,819	652	—	9,471
Other	1,104	(145)	—	959

Gross profit	63,539	7,671	—	71,210

Selling, general and administrative expenses	33,380	4,980	—	38,360
Equity in earnings of guarantor subsidiaries	872	—	(872)	—
Gain on sales of property and equipment, net	36	3	—	39

Income from operations	31,067	2,694	(872)	32,889

Other income (expense):
Interest expense	(7,056)	(1,831)	—	(8,887)
Other, net	377	9	—	386

Total other expense, net	(6,679)	(1,822)	—	(8,501)

Income before provision for income taxes	24,388	872	(872)	24,388
Provision for income taxes	9,162	—	—	9,162

Net income	$15,226	$872	$(872)	$15,226

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$54,536	$9,475	$—	$64,011
New equipment sales	55,439	1,506	—	56,945
Used equipment sales	33,519	2,546	—	36,065
Parts sales	20,435	802	—	21,237
Services revenues	12,936	438	—	13,374
Other	9,660	1,244	—	10,904

Total revenues	186,525	16,011	—	202,536

Cost of revenues:
Rental depreciation	16,752	2,418	—	19,170
Rental expense	8,915	1,561	—	10,476
New equipment sales	48,529	1,204	—	49,733
Used equipment sales	23,865	1,881	—	25,746
Parts sales	14,544	536	—	15,080
Services revenues	4,600	131	—	4,731
Other	8,166	1,139	—	9,305

Total cost of revenues	125,371	8,870	—	134,241

Gross profit:
Equipment rentals	28,869	5,496	—	34,365
New equipment sales	6,910	302	—	7,212
Used equipment sales	9,654	665	—	10,319
Parts sales	5,891	266	—	6,157
Services revenues	8,336	307	—	8,643
Other	1,494	105	—	1,599

Gross profit	61,154	7,141	—	68,295

Selling, general and administrative expenses	28,870	4,514	—	33,384
Equity in earnings of guarantor subsidiaries	1,359	—	(1,359)	—
Gain on sales of property and equipment, net	60	—	—	60

Income from operations	33,703	2,627	(1,359)	34,971

Other income (expense):
Interest expense	(8,839)	(1,276)	—	(10,115)
Other, net	347	8	—	355

Total other expense, net	(8,492)	(1,268)	—	(9,760)

Income before provision for income taxes	25,211	1,359	(1,359)	25,211
Provision for income taxes	5,408	—	—	5,408

Net income	$19,803	$1,359	$(1,359)	$19,803

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$113,037	$19,736	$—	$132,773
New equipment sales	142,561	3,674	—	146,235
Used equipment sales	60,450	5,237	—	65,687
Parts sales	45,032	2,055	—	47,087
Services revenues	28,106	1,616	—	29,722
Other	18,838	2,539	—	21,377

Total revenues	408,024	34,857	—	442,881

Cost of revenues:
Rental depreciation	37,685	5,979	—	43,664
Rental expense	18,932	3,697	—	22,629
New equipment sales	124,117	3,235	—	127,352
Used equipment sales	44,995	3,879	—	48,874
Parts sales	31,919	1,410	—	33,329
Services revenues	10,338	430	—	10,768
Other	16,257	3,087	—	19,344

Total cost of revenues	284,243	21,717	—	305,960

Gross profit:
Equipment rentals	56,420	10,060	—	66,480
New equipment sales	18,444	439	—	18,883
Used equipment sales	15,455	1,358	—	16,813
Parts sales	13,113	645	—	13,758
Services revenues	17,768	1,186	—	18,954
Other	2,581	(548)	—	2,033

Gross profit	123,781	13,140	—	136,921

Selling, general and administrative expenses	66,815	8,700	—	75,515
Equity in earnings of guarantor subsidiaries	781	—	(781)	—
Gain on sales of property and equipment, net	262	85	—	347

Income from operations	58,009	4,525	(781)	61,753

Other income (expense):
Interest expense	(13,834)	(3,756)	—	(17,590)
Other, net	511	12	—	523

Total other expense, net	(13,323)	(3,744)	—	(17,067)

Income before provision for income taxes	44,686	781	(781)	44,686
Provision for income taxes	17,326	—	—	17,326

Net income	$27,360	$781	$(781)	$27,360

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$104,525	$13,481	$—	$118,006
New equipment sales	109,285	3,375	—	112,660
Used equipment sales	63,083	4,636	—	67,719
Parts sales	39,157	1,393	—	40,550
Services revenues	24,917	791	—	25,708
Other	18,264	1,839	—	20,103

Total revenues	359,231	25,515	—	384,746

Cost of revenues:
Rental depreciation	32,192	3,838	—	36,030
Rental expense	18,680	2,408	—	21,088
New equipment sales	95,433	2,861	—	98,294
Used equipment sales	46,274	3,271	—	49,545
Parts sales	27,670	934	—	28,604
Services revenues	9,061	237	—	9,298
Other	15,809	1,760	—	17,569

Total cost of revenues	245,119	15,309	—	260,428

Gross profit:
Equipment rentals	53,653	7,235	—	60,888
New equipment sales	13,852	514	—	14,366
Used equipment sales	16,809	1,365	—	18,174
Parts sales	11,487	459	—	11,946
Services revenues	15,856	554	—	16,410
Other	2,455	79	—	2,534

Gross profit	114,112	10,206	—	124,318

Selling, general and administrative expenses	67,879	6,548	—	74,427
Equity in earnings of guarantor subsidiaries	1,826	—	(1,826)	—
Gain on sales of property and equipment, net	129	30	—	159

Income from operations	48,188	3,688	(1,826)	50,050

Other income (expense):
Interest expense	(18,416)	(1,866)	—	(20,282)
Other, net	426	4	—	430

Total other expense, net	(17,990)	(1,862)	—	(19,852)

Income before provision for income taxes	30,198	1,826	(1,826)	30,198
Provision for income taxes	6,475	—	—	6,475

Net income	$23,723	$1,826	$(1,826)	$23,723

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$27,360	$781	$(781)	$27,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	3,421	525	—	3,946
Depreciation on rental equipment	40,674	2,990	—	43,664
Amortization of loan discounts and deferred financing costs	684	—	—	684
Amortization of other intangible assets	12	—	—	12
Provision for losses on accounts receivable	1,090	—	—	1,090
Provision for inventory obsolescence	25	—	—	25
Provision for deferred income taxes	16,107	—	—	16,107
Stock-based compensation expense	621	—	—	621
Gain on sales of property and equipment	(262)	(85)	—	(347)
Gain on sales of rental equipment	(14,429)	(1,284)	—	(15,713)
Equity in earnings of guarantor subsidiaries	(781)	—	781	—
Changes in operating assets and liabilities:
Receivables, net	(12,031)	4,293	—	(7,738)
Inventories, net	(26,337)	(30,776)	—	(57,113)
Prepaid expenses and other assets	(2,385)	41	—	(2,344)
Accounts payable	32,138	701	—	32,839
Manufacturer flooring plans payable	3,721	—	—	3,721
Accrued expenses payable and other liabilities	4,375	(10)	—	4,365
Intercompany balances	(13,851)	13,851	—	—
Deferred compensation payable	(1,406)	—	—	(1,406)

Net cash provided by (used in) operating activities	58,746	(8,973)	—	49,773

Cash flows from investing activities:
Purchases of property and equipment	(5,323)	(671)	—	(5,994)
Purchases of rental equipment	(68,343)	4,552	—	(63,791)
Proceeds from sales of property and equipment	343	147	—	490
Proceeds from sales of rental equipment	50,427	4,916	—	55,343

Net cash provided by (used in) investing activities	(22,896)	8,994	—	(13,952)

Cash flows from financing activities:
Excess tax benefits from stock-based awards	(44)	—	—	(44)
Purchase of treasury stock at cost	(432)	—	—	(432)
Borrowings on senior secured credit facility	428,086	—	—	428,086
Payments on senior secured credit facility	(437,220)	—	—	(437,220)
Payments of deferred financing costs	(43)	—	—	(43)
Payments of related party obligation	(150)	—	—	(150)
Principal payments of notes payable	(349)	(5)	—	(354)

Net cash used in financing activities	(10,152)	(5)	—	(10,157)

Net increase (decrease) in cash and cash equivalents	25,698	(34)	—	25,664
Cash, beginning of period	9,214	89	—	9,303

Cash and cash equivalents, end of period	$34,912	$55	$—	$34,967

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$23,723	$1,826	$(1,826)	$23,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	2,978	285	—	3,263
Depreciation on rental equipment	32,251	3,779	—	36,030
Amortization of loan discounts and deferred financing costs	1,445	—	—	1,445
Amortization of other intangible assets	23	—	—	23
Provision for losses on accounts receivable	1,001	—	—	1,001
Provision for inventory obsolescence	17	—	—	17
Provision for deferred income taxes	5,843	—	—	5,843
Stock-based compensation expense	374	—	—	374
Gain on sales of property and equipment, net	(129)	(30)	—	(159)
Gain on sales of rental equipment, net	(15,034)	(1,259)	—	(16,293)
Equity in earnings of guarantor subsidiaries	(1,826)	—	1,826	—
Changes in operating assets and liabilities:
Receivables, net	(4,120)	2,042	—	(2,078)
Inventories, net	(42,829)	(9,395)	—	(52,224)
Prepaid expenses and other assets	(1,338)	(1,751)	—	(3,089)
Accounts payable	21,093	(343)	—	20,750
Manufacturer flooring plans payable	23,255	—	—	23,255
Accrued expenses payable and other liabilities	5,151	(1,783)	—	3,368
Intercompany balances	(46,901)	46,901	—	—
Deferred compensation payable	(8,564)	—	—	(8,564)

Net cash provided by (used in) operating activities	(3,587)	40,272	—	36,685

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(19,673)	(37,288)	—	(56,961)
Purchases of property and equipment	(9,784)	(387)	—	(10,171)
Purchases of rental equipment	(102,280)	(3,173)	—	(105,453)
Proceeds from sales of property and equipment	358	24	—	382
Proceeds from sales of rental equipment	50,244	4,146	—	54,390

Net cash used in investing activities	(81,135)	(36,678)	—	(117,813)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	207,018	—	—	207,018
Payment of deferred financing costs	(190)	—	—	(190)
Borrowings on senior secured credit facility	487,673	—	—	487,673
Payments on senior secured credit facility	(590,653)	(3,471)	—	(594,124)
Payment of related party obligation	(150)	—	—	(150)
Principal payments of notes payable	(82)	(3)	—	(85)

Net cash provided by (used in) financing activities	103,616	(3,474)	—	100,142

Net increase in cash and cash equivalents	18,894	120	—	19,014
Cash, beginning of period	5,610	17	—	5,627

Cash and cash equivalents, end of period	$24,504	$137	$—	$24,641

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(10) Subsequent Events
Redemption of Senior Secured Notes
     On July 31, 2007, we redeemed all of our remaining outstanding 11 1/8% Senior Secured Notes due 2012, having an aggregate principal amount of $4.5 million. The redemption price of the Senior Secured Notes was $1,055.63 per $1,000 principal amount, or 105.563% of the principal amount of the Redeemed Notes), plus accrued interest through and including July 31, 2007.
     As a result of the above redemption, we expect to record in our Quarterly Report on Form 10-Q for the quarter ending September 30, 2007, a loss from the early extinguishment of debt of approximately $0.3 million, reflecting the redemption premium, the write-off of unamortized original issue discount and deferred financing costs associated with the Senior Secured Notes, and legal and professional fees incurred in connection with the transaction.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2007, and its results of their operations for the three and six month periods ended June 30, 2007, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     As of August 6, 2007, we operated 50 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast and Southeast regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, stock-based compensation, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.
     Information regarding our other accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part

II of our Annual Report on Form 10-K for the year ended December 31, 2006 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We believe that we have an extremely well-maintained rental fleet, with our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (equipment usage based on customer demand), rental rate trends and targets, and equipment demand which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried used equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for the disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell, and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ owned equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide services to that equipment that will be covered under the manufacturer’s warranty.
     Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight, and damage waivers, and are not generally allocated to reportable segments.
     For additional information about our business segments, see note 8 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Revenue Sources
     We generate all of our revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six months ended June 30, 2007, approximately 30.0% of our total revenues were attributable to equipment rentals, 33.1% of our total revenues were attributable to new equipment sales, 14.8% were attributable to used equipment sales, 10.6% were attributable to parts sales, 6.7% were attributable to our services revenues and 4.8% were attributable to non-segmented other revenues.
     The equipment that we sell, rent and service is principally used in the construction industry, as well as by companies for commercial and industrial uses such as plant maintenance and turnarounds. As a result, our revenues are affected by several factors including, but not limited to, the demand for and availability of rental equipment, rental rates and other competitive factors, the demand for new and used equipment, the level of construction and industrial activities, spending levels by our customers, adverse weather conditions and general economic conditions. For a discussion of the impact of seasonality on our revenues, see “Seasonality” below.

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
     New Equipment Sales. We seek to optimize revenues from new equipment sales by selling equipment through a professional in-house retail sales force focused by product type. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our status as a leading distributor for some of our key suppliers improves our ability to obtain equipment. New equipment sales are an important component of our integrated model due to customer interaction and service contact. New equipment sales also lead to future parts and services revenues. We recognize revenue from the sale of new equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
     Used Equipment Sales. We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet. The remainder of used equipment sales revenues comes from the sale of inventoried used equipment that we acquire through trade-ins from our equipment customers and selective purchases of high-quality used equipment. Our policy is not to offer specified-price trade-in arrangements on equipment for sale. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide a profitable distribution channel for disposal of rental equipment. We recognize revenue for the sale of used equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
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
     Services. We derive our services revenues from maintenance and repair services to customers for their owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventative maintenance services to industrial customers. Our after-market services provide a high-margin, relatively stable source of revenue through changing economic cycles. We recognize services revenues at the time such services are rendered and collectibility is reasonably assured.
     Non-Segmented Other Revenues. Our non-segmented other revenues consist of billings to customers for equipment support and activities including; transportation, hauling, parts freight and loss damage waiver charges. We recognize non-segmented other revenues at the time of billing and after the services have been provided.
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six months ended June 30, 2007, our total cost of revenues was approximately $306.0 million. Our operating expenses consist principally of selling, general and administrative expense. For the six months ended June 30, 2007, our selling, general and administrative expenses were approximately $75.5 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of income are not generally allocated to our reportable segments.

     Cost of Revenues:
     Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving over a five year estimated useful life with an estimated 25% salvage value, and industrial lift-trucks over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated over a three year estimated useful life.
     Rental Expense. Rental expense represents the costs associated with rental equipment, including, among other things, the cost of servicing and maintaining our rental equipment, property taxes on our fleet, equipment operating lease expense and other miscellaneous costs of rental equipment.
     New Equipment Sales. Cost of new equipment sold principally consists of the equipment cost of the new equipment that is sold, net of any amount of credit given to the customer towards the equipment for trade-ins.
     Used Equipment Sales. Cost of used equipment sold consists of the net book value of rental equipment for used equipment sold from our rental fleet, the equipment cost for used equipment we purchase for sale or the trade-in value of used equipment that we obtain from customers in equipment sales transactions.
     Parts Sales. Cost of parts sales represents costs attributable to the sale of parts directly to customers.
     Services Support. Cost of services revenue represents costs attributable to services provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.
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
     Interest Expense:
     Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior secured notes due 2012 and senior unsecured notes due 2016 and notes payable. Additionally, interest expense for the three and six months ended June 30, 2006 includes interest on our senior subordinated notes. The senior subordinated notes, along with a significant portion of our senior secured notes, were subsequently repaid on August 4, 2006, as further described below in “Refinancing.” Interest expense for the periods presented also includes non-cash interest expense related to the amortization cost of (1) deferred financing costs and (2) original issue discount accretion related to our senior secured notes and senior subordinated notes (for the 2006 period only).
     Refinancing. On August 4, 2006, we completed a cash tender offer and consent solicitation for our 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”). Additionally, we completed the closing of our private offering of $250.0 million aggregate principal amount of our 8 3/8% senior unsecured notes due 2016 (the “New Notes”).
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
     On July 31, 2007, we redeemed all of our remaining outstanding 11 1/8% Senior Secured Notes due 2012, having an aggregate principal amount of $4.5 million. The redemption price of the Senior Secured Notes was $1,055.63 per $1,000 principal amount, or 105.563% of the principal amount of the Redeemed Notes), plus accrued interest through and including July 31, 2007.
Principal Cash Flows
     We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under our revolving senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures.
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Our rental fleet, as of June 30, 2007, consisted of approximately 18,284 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $678.1 million. As of June 30, 2007, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	13,690	74.9%	$442.1	65.2%	40.9
Cranes	421	2.3%	83.9	12.4%	35.4
Earthmoving	1,141	6.2%	88.3	13.0%	16.2
Industrial Lift Trucks	1,413	7.7%	39.4	5.8%	23.5
Other	1,619	8.9%	24.4	3.6%	19.7

Total	18,284	100.0%	$678.1	100.0%	36.0

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. On average, we decreased the average age of our rental fleet by approximately 3.4 months during the six months ended June 30, 2007, primarily through the sale of older equipment. We also increased the original acquisition cost of our overall gross rental fleet, through the normal course of business activities, by approximately $22.9 million during the six months ended June 30, 2007. Our average rental rates for the six month period ended June 30, 2007 were 0.5% higher than the comparative six month period ended June 30, 2006. The rental equipment mix among our four core product lines remained consistent with that of prior year comparable period. As a result of our in-house service capabilities and extensive maintenance program, we believe our fleet is consistently well-maintained.
     The mix and age of our rental fleet, as well as our cash flows, are impacted by the normal sales of equipment from the rental fleet and the capital expenditures to acquire new rental fleet equipment. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated life of the specific equipment, among other things.
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
     We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” included in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.
     Our operating results for the three and six months ended June 30, 2007 and 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006. Therefore, our operating results include three and six months of Eagle’s operations for the three and six month periods ended June 30, 2007, respectively, compared to three and four months for the three and six month periods ended June 30, 2006, respectively.
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
     Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2007	2006	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$69,572	$64,011	$5,561	8.7%
New equipment sales	78,465	56,945	21,520	37.8%
Used equipment sales	34,747	36,065	(1,318)	(3.7)%
Parts sales	23,951	21,237	2,714	12.8%
Services revenues	15,099	13,374	1,725	12.9%
Non-Segmented revenues	11,311	10,904	407	3.7%

Total revenues	$233,145	$202,536	$30,609	15.1%

     Total Revenues. Our total revenues were $233.1 million for the three months ended June 30, 2007 compared to $202.5 million for the same period in 2006, an increase of $30.6 million, or 15.1%. As discussed below, revenues increased for all reportable segments except for used equipment sales.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended June 30, 2007 increased $5.6 million, or 8.7%, to $69.6 million from $64.0 million for the same three month period in 2006 and is primarily the result of a larger fleet size available for rent. We had approximately 18,284 pieces of rental fleet equipment at June 30, 2007 and 17,840 pieces of rental fleet equipment at March 31, 2007 compared to 17,597 pieces of rental fleet equipment at June 30, 2006 and 17,192 pieces of equipment at March 31, 2006.
     Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $1.5 million, cranes increased $0.7 million, earthmoving increased $1.9 million, lift trucks increased $0.6 million and other equipment rentals increased $0.9 million. Average rental rates decreased 0.4% in the three month period ended June 30, 2007 compared to the comparable period last year. Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs for the three months ended June 30) was approximately 41.5% in 2007 compared to 42.2% in 2006. The 0.7% decrease in comparative rental equipment dollar utilization is primarily the result of a 1.7% decrease in rental equipment time utilization (equipment usage based on customer demand) from 70.8% last year to 69.1% this year. We believe that the decrease in rental equipment time utilization is the result of the following factors. First, our continued strategic focus on disposing of our older rental fleet has impacted rental equipment time utilization. We sometimes sell such equipment in “bulk packages” to international customers. During the three month period ended June 30, 2007, the Asian markets provided us with an outlet for the profitable disposal of significant quantities of our older aerial work platform fleet. However, these package deals typically require a longer sales process due to additional documentation requirements, the time needed to prepare large quantities of machines for sale and transportation arrangements. This lag resulted in temporary softness in our rental equipment time utilization as our equipment is typically not on rental contract during this “get ready” period. Management expects the temporary effects of this fleet rotation process on our rental equipment time utilization to dissipate by the end of our third quarter ending September 30, 2007.
     Also contributing to our lower equipment time utilization in the current year period was a softer than expected aerial work platform market in our Florida rental operations. As a result of this market decline, we have moved a portion of our Florida aerial work platform rental fleet to other geographic areas where demand for such equipment is higher.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended June 30, 2007 increased $21.5 million, or 37.8%, to $78.4 million from $56.9 million for the comparable period in 2006. Sales of new cranes increased $17.6 million, new earthmoving sales increased $1.4 million, aerial work platforms increased $2.8 million and other new equipment sales increased $0.3 million. These increases are primarily a result of an increase in demand for these types of new equipment and improved availability from most of our manufacturers, resulting in a recent trend toward customer purchases of new equipment versus purchases of used equipment. Partially offsetting these increases was a $0.4 million decrease in comparative new equipment sales of new lift trucks.
     Used Equipment Sales Revenues. Our used equipment sales decreased $1.3 million, or (3.7)%, to $34.8 million for the three months ended June 30, 2007, from $36.1 million for the same period in 2006. The decrease in used equipment sales reflects a recent trend toward customer purchases of new equipment versus purchases of used equipment as a result of improved equipment availability from most of our manufacturers. Management expects the trend toward new equipment purchases versus used equipment purchases to continue in the short term as the availability of new equipment from manufacturers improves over prior year levels.
     Parts Sales Revenues. Our parts sales increased $2.7 million, or 12.8%, to $24.0 million for the three months ended June 30, 2007 from approximately $21.3 million in the 2006 comparable period and is primarily attributable to increased customer demand for equipment parts.
     Services Revenues. Our services revenues for the three months ended June 30, 2007 increased $1.7 million, or 12.9%, to $15.1 million from $13.4 million for the same period last year and is primarily attributable to increased customer demand for service support resulting from our strategic focus on offering these services to our customers.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended June 30, 2007, our other revenue increased $0.4 million, or 3.7%, over the same period last year. This increase is primarily due to an increase in the volume in these services as a result of increased customer demand and a strategic focus on offering these services to our customers.
     Gross Profit.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2007	2006	Change	Change
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$35,409	$34,365	$1,044	3.0%
New equipment sales	10,087	7,212	2,875	39.9%
Used equipment sales	8,393	10,319	(1,926)	(18.7)%
Parts sales	6,891	6,157	734	11.9%
Services revenues	9,471	8,643	828	9.6%
Non-Segmented gross profit	959	1,599	(640)	(40.0)%

Total gross profit	$71,210	$68,295	$2,915	4.3%

     Total Gross Profit. Our total gross profit was $71.2 million for the three months ended June 30, 2007 compared to $68.3 million for the three months ended June 30, 2006, a $2.9 million, or 4.3%, increase. Gross profit increased primarily as a result of increased rental revenues, higher new equipment sales and higher parts and services revenues, which was partially offset by lower used equipment sales. Total gross profit margin for three months ended June 30, 2007 was 30.5%, a decrease of 3.2% from the 33.7% gross profit margin for the same three month period in 2006. The revenue mix of our business can have a significant impact on our related gross profit margins. For example, and as indicated below, our gross profit margin on equipment rentals is significantly higher than the gross profit margins we realize on new equipment sales. New equipment sales represented approximately 33.4% of our total revenues this year compared to 28.1% last year. This increase had a negative impact on our comparative gross profit margins. Our gross profit increase and gross profit margin decline are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended June 30, 2007 increased $1.0 million, or 3.0%, to $35.4 million from $34.4 million in the same period in 2006. The increase is primarily a result of a $5.6 million increase in rental revenue, which was partially offset by a $1.4 million net increase in rental expenses and a $3.2 million increase in rental equipment depreciation expense. The increase in rental expenses is the result of a $1.4 million increase in maintenance and repair costs and other costs as a result of maintaining a larger rental fleet. As a percentage of equipment rental revenues, maintenance and repair costs were 12.7% in 2007, down from 12.8% in the prior year. The increase in rental depreciation expense is the result of higher depreciation expense associated with a larger rental fleet size and the impact of higher fleet replacement costs. Approximately two-thirds of our 2006 fleet growth occurred in the last six months of 2006 resulting in higher comparative depreciation expense in the current year period. Gross profit margin in 2007 was 50.9%, down 2.8% from 53.7% in the same period last year. This gross profit margin decline is primarily due to the higher cost of sales related to depreciation expense combined with lower rental equipment time utilization as discussed in the Equipment Rental Revenues section above. Additionally, the growth in our distribution business has resulted in an increase in our rent-to-sell business. Our rent-to-sell business realizes a lower margin than our rent-to-rent business.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended June 30, 2007 increased $2.9 million, or 39.9%, to $10.1 million compared to $7.2 million for the same period in 2006. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenues from increased demand and improved availability for new equipment. Gross profit margin in 2007 was 12.9% compared to 12.7% in the same period last year.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended June 30, 2007 decreased $1.9 million, or (18.7)%, to $8.4 million from the $10.3 million for the same period in 2006 and is primarily the result of lower used equipment sales revenues resulting from the shift toward customer purchases of new equipment from used equipment. Gross profit margin in 2007 was 24.2%, down 4.4% from 28.6% in the same period last year. This decrease in gross profit margin is primarily related to the sale of older used equipment with less resale value and the mix of used equipment sold, primarily used cranes, which carry a higher net book value (and lower gross profit margin) due to the de-aging of our crane rental fleet since last year and the significantly higher original equipment cost for cranes compared to our other equipment product lines. Our used equipment sales from the fleet were approximately 138.5% of net book value compared to 146.1% for the three month period ended June 30, 2006.
     Parts Sales Gross Profit. For the three months ended June 30, 2007, our parts sales revenue gross profit increased $0.7 million, or 11.9%, to $6.9 million from $6.2 million for the same period in 2006. The increase was primarily attributable to higher parts sales. Gross profit margin in 2007 was 28.8%, down 0.2% from 29.0% in the same period last year, primarily as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the three months ended June 30, 2007, our services revenues gross profit increased $0.8 million, or 9.6%, to $9.4 million from $8.6 million for the same period in 2006. The increase is primarily attributable to higher services revenues resulting from our strategic focus of offering these services to our customers. Gross profit margin in 2007 was 62.7%, down 1.9% from 64.6% in the same period last year, primarily as a result of the mix of services sold.
     Non-Segmented Other Revenues Gross Profit. For the three months ended June 30, 2007, our non-segmented other revenues gross profit decreased $0.6 million, or (40.0)%, on a 3.7% improvement in revenues over the three months ended June 30, 2006. Gross profit margin was 8.5% in the current year period, down 6.2% from 14.7% in the comparable period last year. The decline in gross profit margin is due to a $0.2 million gross loss in the current period related to Eagle’s non-segmented revenue operations combined with higher hauling costs associated with the de-aging of Eagle’s rental fleet through our fleet rotation process. The Eagle gross loss is due to the integration and start-up nature of such non-segmented revenues into Eagle’s operations, which were largely not part of Eagle’s operations in the second quarter of last year.
     Selling, General and Administrative Expenses. SG&A expenses increased $5.0 million, or 15.0%, to $38.4 million for the three months ended June 30, 2007 compared to $33.4 million for the same period last year. The increase in SG&A is related to a $3.6 million increase in employee salaries and wages and related employee expenses and a net increase of approximately $1.4 million in other SG&A costs, both of which reflect the growth of the Company over the past year. As a percent of total revenues, SG&A expenses were 16.5% in both three month periods ended June 30, 2007 and 2006.
     Other Income (Expense). For the three months ended June 30, 2007, our net other expenses decreased by $1.3 million to $8.5 million compared to $9.8 million for the same period in 2006. The $1.3 million decrease is substantially the result of a $1.2 million decrease in interest expense to $8.9 million for the three months ended June 30, 2007 compared to $10.1 million for the same period last year. The decrease in interest expense is due to several factors. The Refinancing transactions, as further described above, resulted in a net decrease in interest expense for the comparative periods of $2.1 million. Additionally, comparative interest expense incurred on our senior secured credit facility was approximately $0.1 million lower in the current year. These decreases in interest expense were partially offset by a $1.0 million increase in interest expense related to our manufacturer flooring plans payable used to finance inventory purchases, due to a combination of higher interest rates and higher average manufacturer flooring plans payable outstanding in the current year period.
     Income Taxes. Effective with the Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes.
     Income tax expense for the three months ended June 30, 2007 increased approximately $3.8 million to $9.2 million compared to $5.4 million for the three months ended June 30, 2006. The provision for income taxes is based upon the expected effective tax rate applicable to the full year. The effective income tax rate for the three months ended June 30, 2007 was 37.6% compared to 21.5% for the three months ended June 30, 2006. The increase is a result of our increased taxable income in 2007 that resulted in higher state income taxes. Also, our 2006 effective income tax rate was lower due to the impact of the reversal of our deferred tax asset valuation allowance, which created a current year income tax benefit, thereby lowering our estimated effective tax rate for 2006. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2007 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
     Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2007	2006	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$132,773	$118,006	$14,767	12.5%
New equipment sales	146,235	112,660	33,575	29.8%
Used equipment sales	65,687	67,719	(2,032)	(3.0)%
Parts sales	47,087	40,550	6,537	16.1%
Services revenues	29,722	25,708	4,014	15.6%
Non-Segmented revenues	21,377	20,103	1,274	6.3%

Total revenues	$442,881	$384,746	$58,135	15.1%

     Total Revenues. Our total revenues were $442.9 million for the six months ended June 30, 2007 compared to approximately $384.8 million for the same period in 2006, an increase of $58.1 million, or 15.1%. Total revenues related to Eagle included in our operating results for the six months ended June 30, 2007 and 2006 were $19.9 million and $12.1 million, respectively. Eagle is included in our results of operations for six months in the six month period ended June 30, 2007 and approximately four months for the six month period ended June 30, 2006. As discussed below, revenues increased for all reportable segments except for used equipment sales.
     Equipment Rental Revenues. Our revenues from equipment rentals for the six months ended June 30, 2007 increased $14.8 million, or 12.5%, to $132.8 million from $118.0 million for the same six month period in 2006. Total equipment rental revenues for the six months ended June 30, 2007 and 2006 related to Eagle included in our operating results were $14.3 million and $9.7 million, respectively. The remaining increase is primarily the result of a larger fleet size available for rent. At June 30, 2007, we had approximately 18,284 pieces of rental fleet equipment compared to 18,132 pieces of rental fleet equipment at December 31, 2006 and compared to 17,597 and 14,341 pieces of rental fleet equipment at June 30, 2006 and December 31, 2005, respectively.
     Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $6.8 million, cranes increased $1.8 million, earthmoving increased $2.6 million, lift trucks increased $1.5 million. Also, other equipment rentals increased $2.1 million as a result of a strategic focus on making available to our customers in selected markets a larger fleet of smaller types of equipment, such as light towers, compressors and generators. Average rental rates increased 0.5% for the comparative periods. Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs for the six months ended June 30) was approximately 40.2% in 2007 compared to 40.8% in 2006. The decrease in comparative rental equipment dollar utilization is primarily the result of a 2.8% decrease in rental equipment time utilization (equipment usage based on customer demand) from 69.6% last year to 66.8% this year. We believe that the decrease in rental equipment time utilization is the result of several factors. Adverse weather conditions in the first quarter of the current year primarily in our Gulf Coast and Intermountain regions when compared to the prior year had a negative impact on our rental equipment time utilization. Rental revenues in the prior year first quarter also include the impact of strong demand for rental equipment related to the rebuilding efforts in the Gulf Coast region following hurricane Katrina.
     Additionally, our continued strategic focus on disposing of our older rental fleet has impacted rental equipment time utilization. We sometimes sell such equipment in “bulk packages” to international customers. During the three month period ended June 30, 2007, the Asian markets provided us with an outlet for the profitable disposal of significant quantities of our older aerial work platform fleet. However, these package deals typically require a longer sales process due to additional documentation requirements, the time needed to prepare large quantities of machines for sale and transportation arrangements. This lag resulted in temporary softness in our rental equipment time utilization as our equipment is typically not on rental contract during this “get ready” period. Management expects the temporary effects of this fleet rotation process on our rental equipment time utilization to dissipate by the end of our third quarter ending September 30, 2007.
     Also contributing to our lower equipment time utilization in the current year period was a softer than expected aerial work platform market in our Florida rental operations. As a result of this market decline, we have moved a portion of our Florida aerial work platform rental fleet to other geographic areas where we have operations and demand for that equipment is higher.
     New Equipment Sales Revenues. Our new equipment sales for the six months ended June 30, 2007 increased approximately $33.5 million, or 29.8%, to $146.2 million from $112.7 million for the comparable period in 2006. Total new equipment sales revenues for the six months ended June 30, 2007 and 2006 related to Eagle included in our operating results were $0.8 million and $0.1 million, respectively. Sales of new cranes increased $29.6 million, new earthmoving sales increased $2.7 million, new aerial work platforms increased $0.8 million, new lift trucks increased $0.1 million and other new equipment sales increased $0.3 million, primarily as a result of an increase in demand for these types of new equipment and improved availability from most of our manufacturers, resulting in a recent trend toward customer purchases of new equipment versus purchases of used equipment.
     Used Equipment Sales Revenues. Our used equipment sales decreased $2.0 million, or (3.0)%, to $65.7 million for the six months ended June 30, 2007, from $67.7 million for the same period in 2006. Total used equipment sales revenues for the six months ended June 30, 2007 and 2006 related to Eagle included in our operating results were $2.0 million and $1.0 million, respectively. The decrease in used equipment sales reflects a recent trend toward customer purchases of new equipment versus purchases of used equipment as a result of improved equipment availability from most of our manufacturers. Management expects the trend toward new equipment purchases versues used equipment purchases to continue in the short term as the availability of new equipment from manufacturers improves over prior year levels.
     Parts Sales Revenues. Our parts sales increased $6.5 million, or 16.1%, to $47.0 million for the six months ended June 30, 2007 from approximately $40.5 million in the 2006 comparable period. Total parts sales revenues for the six months ended June 30, 2007 and 2006 related to Eagle were $0.5 million and $0.1 million, respectively. The remaining increase was primarily attributable to increased customer demand for equipment parts.
     Services Revenues. Our services revenues for the six months ended June 30, 2007 increased $4.0 million, or 15.6%, to $29.7 million from $25.7 million for the same period last year and is primarily attributable to increased customer demand for service support resulting from our strategic focus on offering these services to our customers. Total services revenues for the six months ended June 30, 2007 and 2006 related to Eagle were $0.6 million and $0.1 million, respectively.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six months ended June 30, 2007, our other revenue increased $1.3 million, or 6.3%, over the same period last year. Total non-segmented revenues for the six months ended June 30, 2007 and 2006 related to Eagle included in our operating results were $1.7 million and $1.1 million, respectively. The remaining increase is due to an increase in the volume in these services as a result of increased customer demand and a strategic focus on offering these services to our customers.
     Gross Profit.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2007	2006	Change	Change
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$66,480	$60,888	$5,592	9.2%
New equipment sales	18,883	14,366	4,517	31.4%
Used equipment sales	16,813	18,174	(1,361)	(7.5)%
Parts sales	13,758	11,946	1,812	15.2%
Services revenues	18,954	16,410	2,544	15.5%
Non-Segmented gross profit	2,033	2,534	(501)	(19.8)%

Total gross profit	$136,921	$124,318	$12,603	10.1%

     Total Gross Profit. Our total gross profit was $136.9 million for the six months ended June 30, 2007 compared to $124.3 million for the six months ended June 30, 2006, a $12.6 million, or 10.1%, increase. Gross profit increased primarily as a result of increased rental revenues, higher new equipment sales and improved margins on services revenues. Total gross profit margin for the six months ended June 30, 2007 was 30.9%, a decrease of 1.4% from the 32.3% gross profit margin for the same six month period in 2006. Total gross profit related to Eagle included in our operating results for the six months ended June 30, 2007 and 2006 was $7.6 million and $5.7 million, respectively. The revenue mix of our business can have a significant impact on our related gross profit margins. For example, and as indicated below, our gross profit margin on equipment rentals is significantly higher than the gross profit margins we realize on new equipment sales. New equipment sales represented approximately 33.0% of our total revenues this year compared to 29.3% last year. This increase had a negative impact on our comparative gross profit margins. Our gross profit increase and gross profit margin decline are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six months ended June 30, 2007 increased $5.6 million, or 9.2%, to $66.5 million from $60.9 million in the same period in 2006. The increase is primarily a result of a $14.8 million increase in rental revenue, which was offset by a $1.6 million net increase in rental expenses and a $7.6 million increase in rental equipment depreciation expense. Eagle contributed $7.0 million and $5.2 million of the gross profit for the six month periods ended June 30, 2007 and 2006, respectively. The increase in rental expenses is the net result of a $1.0 million decrease in operating lease costs and a $2.6 million increase in maintenance and repair costs and other costs as a result of maintaining a larger rental fleet. The decrease in operating lease costs is the result of our payoff of all rental fleet operating leases in the first quarter of 2006 with the proceeds of our initial public offering. As a percentage of equipment rental revenues, maintenance and repair costs were 12.8% in 2007, down from 13.4% in the prior year. The increase in current year rental depreciation expense is the result of the incremental depreciation expense incurred on the rental equipment purchased under those operating leases combined with the higher depreciation expense associated with a larger rental fleet size and the impact oh fleet replacement costs. Approximately two-thirds of our 2006 fleet growth occurred in the lst six months of 2006 resulting in higher comparative depreciation expense in the current year period. Gross profit margin in 2007 was 50.1%, down 1.5% from the 51.6% in the same period last year. This gross profit margin decline is primarily due to higher cost of sales related to depreciation expense described above combined with lower rental equipment time utilization as discussed in the Equipment Rental Revenues section above. Additionally, the growth in our distribution business has resulted in an increase in our rent-to-sell business. Our rent-to-sell business realizes a lower margin that our rent-to-rent business.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six months ended June 30, 2007 increased $4.5 million, or 31.4%, to $18.9 million compared to $14.4 million for the same period in 2006, of which Eagle contributed approximately $0.1 million and less than $0.1 million in the respective periods. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenues from increased demand and improved availability of new equipment. Gross profit margin in 2007 was 12.9% compared to 12.8% in the same period last year.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six months ended June 30, 2007 decreased $1.4 million, or (7.5)%, to $16.8 million from the $18.2 million for the same period in 2006, of which Eagle contributed $0.5 million and

$0.3 million in the respective periods. The decrease in used equipment gross profit reflects a recent sales trend toward customer purchases of new equipment (versus purchases of used equipment) as a result of improved equipment availability from most of our manufacturers. Management expects the trend toward new equipment to continue in the short term as the availability of new equipment from manufacturers improves over prior year levels. Gross profit margin in 2007 was 25.6%, down 1.2% from 26.8% in the same period last year. This decrease in gross profit margin is primarily related to the sale of older used equipment with less resale value and the mix of used equipment sold, primarily used cranes, which carry a higher net book value (and lower gross profit margin) due to the de-aging of our crane rental fleet since last year and the significantly higher original equipment cost for cranes compared to our other equipment product lines. Our used equipment sales from the fleet were approximately 139.6% of net book value compared to 142.8% for the six month period ended June 30, 2006.
     Parts Sales Gross Profit. For the six months ended June 30, 2007, our parts sales revenue gross profit increased $1.8 million, or 15.2%, to $13.7 million from $11.9 million for the same period in 2006, of which Eagle contributed $0.2 million and less than $0.1 million in the respective periods. The increase was primarily attributable to higher parts sales. Gross profit margin in 2007 was 29.2%, down 0.3% from 29.5% in the same period last year, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the six months ended June 30, 2007, our services revenues gross profit increased $2.5 million, or 15.5%, to $18.9 million from $16.4 million for the same period in 2006, of which Eagle contributed $0.5 million and less than $0.1 million in the respective periods. The increase was primarily attributable to higher services revenues resulting from our strategic focus on offering these services to our customers. Gross profit margin was 63.8% in both six month periods ended June 30, 2007 and 2006.
     Non-Segmented Other Revenues Gross Profit. For the six months ended June 30, 2007, our non-segmented other revenues gross profit decreased $0.5 million, or (19.8)%, on a 6.3% improvement in revenues over the six months ended June 30, 2006. Gross profit margin in 2007 was 9.5%, down 3.1% from 12.6% in the same period last year. This decrease is due to a $0.6 million gross loss in the current period related to Eagle’s non-segmented revenue operations combined with higher hauling costs associated with the de-aging of Eagle’s rental fleet through our fleet rotation process. The Eagle gross loss is due to the integration and start-up nature of such non-segmented revenues into Eagle operations, which were largely not part of Eagle’s operations in the first six months of 2006.
     Selling, General and Administrative Expenses. SG&A expenses increased $1.1 million, or 1.5%, to $75.5 million for the six months ended June 30, 2007 compared to $74.4 million for the same period last year. Included in SG&A in the prior year first quarter is an $8.0 million expense to terminate a management services agreement in connection with our initial public offering of common stock in February 2006. This $8.0 million decrease in comparative SG&A was offset by an increase of $6.9 million in employee salaries and wages and related employee expenses, a $0.7 million increase in insurance costs, and a net increase of approximately $1.5 million in other SG&A costs. These increases are primarily a reflection of the Company’s growth over the last year. Stock-based compensation expense was $0.5 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. As a percent of total revenues, SG&A expenses were 17.0% over the six months ended June 30, 2007, down 2.3% from 19.3% in the prior year. The prior year $8.0 million expense described above comprised approximately 2.1% of total prior year SG&A as a percent of total revenues. The remaining 0.2% decrease in comparative SG&A reflects the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year.
     Other Income (Expense). For the six months ended June 30, 2007, our net other expenses decreased by $2.8 million to $17.1 million compared to $19.9 million for the same period in 2006. The $2.8 million decrease is substantially the result of a $2.7 million decrease in interest expense to $17.6 million for the six months ended June 30, 2007 compared to $20.3 million for the same period last year. The decrease in interest expense is due to several factors. The Refinancing transactions, as further described above, resulted in a net decrease in interest expense for the comparative periods of $4.2 million. Additionally, comparative interest expense incurred on our senior secured credit facility was approximately $1.0 million lower in the current year, largely as a result of a decrease in our average borrowings under the senior secured credit facility. These decreases in interest expense were offset by a $2.5 million increase in interest expense related to our manufacturer flooring plans payable used to finance inventory purchases, due to a combination of higher interest rates and higher average manufacturer flooring plans payable outstanding in the current year period.
     Income Taxes. Effective with the Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes.
     Income tax expense for the six months ended June 30, 2007 increased approximately $10.8 million to $17.3 million compared to $6.5 million for the six months ended June 30, 2006. The provision for income taxes is based upon the expected effective tax rate applicable to the full year. The effective income tax rate for the six months ended June 30, 2007 was 38.8% compared to 21.4% for the six months ended June 30, 2006. The increase is a result of our increased taxable income in 2007 that resulted in higher state income taxes. Also, our 2006 effective income tax rate was lower due to the impact of the reversal of our deferred tax asset valuation allowance, which created a current year income tax benefit, thereby lowering our estimated effective tax rate for 2006. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2007 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash flows from operating activities for the six months ended June 30, 2007 resulted in net cash provided by operating activities of $49.8 million. Our reported net income of $27.4 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $77.5 million. These cash flows from operating activities were also positively impacted by an increase of $32.8 million in accounts payable, a net increase of $3.7 million in manufacturing flooring plans payable and a $4.4 million increase in accrued expenses and other liabilities. Partially offsetting these positive cash flows were increases in our inventories of $57.1 million, an increase of approximately $2.4 million in prepaid expenses and other assets, a $7.7 million increase in net accounts receivable, and a $1.4 million decrease in deferred compensation payable. The increase in our inventories reflects our strategy of maintaining adequate inventories to meet increasing customer demand for new equipment.
     For the six months ended June 30, 2006, our cash provided by operating activities was $36.7 million. Our cash flows from operations were primarily attributable to our reported net income of $23.7 million, which, when adjusted for non-cash expense items, such as depreciation, taxes and amortization, and net gains on the sale of long-lived assets provided positive cash flows of $55.3 million. These cash flows from operating activities were positively impacted by an increase of $2.1 million in net accounts receivable, and increases of $23.2 million in manufacturer flooring plans payable, primarily due to an increase in inventory purchases, and $3.4 million in accrued expenses payable and other liabilities. Offsetting these positive cash flows in operating activities were increases of $52.2 million in inventories and a $3.1 million increase in prepaid expenses and other assets. Also, as discussed in note 3 to the condensed consolidated financial statements, we used a portion of the proceeds from our initial public offering to pay approximately $8.6 million of deferred compensation liabilities.
     Cash flow for investing activities. For the six months ended June 30, 2007, cash used in our investing activities was approximately $14.0 million. This is a net result of purchases of rental and non-rental equipment of $69.8 million, which was partially offset by proceeds from the sale of rental and non-rental equipment totaling $55.8 million. For the six months ended June 30, 2006, cash used in our investing activities was $117.8 million. This is a net result of our acquisition of Eagle (see note 4 to the condensed consolidated financial statements for further information) combined with rental and non-rental equipment purchases of $115.6 million offset by $54.8 million in cash proceeds from the sale of rental and non-rental equipment.
     Cash flow from financing activities. For the six months ended June 30, 2007, cash used in our financing activities was approximately $10.2 million. Our total borrowings during the period under the amended senior secured credit facility were $428.1 million and total payments under the amended senior secured credit facility in the same period were $437.2 million. We also purchased $0.4 million of treasury stock and made payments under our related party obligation of $0.2 million, while principal payments on our notes payable were $0.4 million.
     Cash provided by our financing activities for the six months ended June 30, 2006 was $100.1 million. We completed an initial public offering of our common stock in February 2006, resulting in total net proceeds to us, after deducting underwriting commissions and other fees and expenses, of approximately $207.0 million (see note 3 to the condensed consolidated financial statements for further information related to our initial public offering). Our total borrowings under the senior secured credit facility were $487.7 million and total payments under the senior secured credit facility were $594.1 million. Financing costs paid in cash related to an amendment to our senior secured credit facility totaled $0.2 million and payment of our related party obligation was $0.2 million while principal payments on notes payable were $0.1 million.
     On July 31, 2007, we redeemed all of our remaining outstanding 11 1/8% Senior Secured Notes due 2012, having an aggregate principal amount of $4.5 million. The redemption price of the Senior Secured Notes was $1,055.63 per $1,000 principal amount, or 105.563% of the principal amount of the Redeemed Notes), plus accrued interest through and including July 31, 2007.

     As of August 6, 2007, we had $242.7 million of available borrowings under our senior secured credit facility, net of $7.3 million of outstanding letters of credit.
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
     Our principal uses of cash have been to fund operating activities and working capital, purchase of rental fleet equipment and property and equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In February 2006, we completed the Eagle acquisition (see note 4 to the condensed consolidated financial statements for further information). On May 16, 2007, we announced the entry into an agreement to acquire J. W. Burress, Incorporated. In the future, we may pursue additional strategic acquisitions. We anticipate that the above described uses will be the principal demands on our cash in the future. We expect to fund the purchase price for this potential acquisition out of available cash on hand and available borrowings under our senior secured credit facility.
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six months ended June 30, 2007 were $113.0 million, including $49.2 million of non-cash transfers from new and used equipment to rental fleet inventory, to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the six months ended June 30, 2007 were $6.0 million. We anticipate that our gross rental fleet capital expenditures for the remainder of 2007 will be used to primarily replace the rental fleet equipment we anticipate selling during 2007. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash flow from operating activities and, if required, from borrowings under our senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Should we pursue any other strategic acquisitions during the remainder of 2007, the funding of the cash consideration for those acquisitions will be largely dependent upon available borrowings under our senior secured credit facility.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes and future obligations under the senior secured credit facility) and to satisfy our other debt obligations, will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future.
     We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indentures and the amended senior secured credit facility, contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates due to the fact that interest on our senior secured credit facility is calculated based upon LIBOR plus 125 basis points as of June 30, 2007. We had no variable debt outstanding as of June 30, 2007. We do not have significant exposure to changing interest rates as of June 30, 2007 on our fixed-rate senior secured notes, fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
     Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A -“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     During the quarter ended June 30, 2007, the following matters were submitted by the Company to a vote of its security holders at the 2007 Annual Meeting of the Stockholders of the Company held on June 5, 2007. The proposals and results of the vote on the proposals were as follows:
     (1) Election of seven members to our Board of Directors, each for a one-year term;

	For	Withheld
Mr. Bagley	35,077,999	787,225
Mr. Engquist	35,077,949	787,275
Mr. Alessi	35,714,535	150,689
Mr. Arnold	35,714,805	150,419
Mr. Bruckmann	34,545,247	1,319,977
Mr. Karlson	35,714,655	150,569
Mr. Sawyer	35,714,805	150,419
     (2) A proposal to ratify the appointment of BDO Seidman, LLP as our Independent Registered Public Accounting Firm;

For	35,063,003
Against	795,274
Abstain	6,947

Item 5. Other information.
     None.
Item 6. Exhibits.
     A. Exhibits
2.1	Agreement and Plan of Merger, dated May 15, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the shareholders of J.W. Burress, Incorporated and the Burress shareholders’ representative (incorporated by reference to Current Report on Form 8-K of H&E Equipment Services, Inc., filed May 17, 2007).

3.2	Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc., filed June 5, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.
Dated: August 9, 2007	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2007	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated May 15, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the shareholders of J.W. Burress, Incorporated and the Burress shareholders’ representative (incorporated by reference to Current Report on Form 8-K of H&E Equipment Services, Inc., filed May 17, 2007).

3.2	Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc., filed June 5, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).