Form 10-Q
period 2007-09-30
H&E Equipment Services, Inc.
filed 2007-11-08
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
     Number of shares of common stock outstanding as of the close of business on November 6, 2007: 38,176,339

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2007

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction activity in the markets where we operate in North America;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our substantial leverage;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire, including our recently completed acquisition of J.W. Burress, Incorporated;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 or elsewhere in this Quarterly Report on Form 10-Q.
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports and any amendments thereto, filed with the SEC are available on our website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash	$1,916	$9,303
Receivables, net of allowance for doubtful accounts of $3,707 and $2,852, respectively	152,697	107,760
Inventories, net of reserve for obsolescence of $1,418 and $1,326, respectively	144,823	126,737
Prepaid expenses and other assets	8,336	6,122
Rental equipment, net of accumulated depreciation of $177,939 and $158,822, respectively	556,169	440,454
Property and equipment, net of accumulated depreciation and amortization of $29,638 and $27,112, respectively	42,948	29,663
Deferred financing costs, net of accumulated amortization of $5,860 and $4,983, respectively	9,023	9,296
Intangible assets, net of accumulated amortization of $258 and $103, respectively	11,430	34
Goodwill	54,401	30,573

Total assets	$981,743	$759,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Amounts due on senior secured credit facility	$81,515	$9,134
Accounts payable	108,929	61,486
Manufacturer flooring plans payable	160,498	148,028
Accrued expenses payable and other liabilities	49,622	33,150
Related party obligation	476	653
Notes payable	1,993	2,354
Senior secured notes, net of original issue discount of $23 at December 31, 2006	—	4,477
Senior unsecured notes	250,000	250,000
Capital lease payable	2,418	—
Deferred income taxes	40,702	11,805
Deferred compensation payable	1,902	3,271

Total liabilities	698,055	524,358

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,192,094 shares issued at September 30, 2007 and December 31, 2006 and 38,176,339 and 38,192,094 shares outstanding at September 30, 2007 and December 31, 2006, respectively	382	382
Additional paid-in capital	205,620	204,638
Treasury stock at cost, 15,755 shares of common stock held at September 30, 2007 and no shares held at December 31, 2006, respectively	(432)	—
Retained earnings	78,118	30,564

Total stockholders’ equity	283,688	235,584

Total liabilities and stockholders’ equity	$981,743	$759,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Equipment rentals	$75,598	$67,327	$208,371	$185,333
New equipment sales	94,675	60,673	240,910	173,333
Used equipment sales	44,503	29,668	110,190	97,387
Parts sales	26,716	21,024	73,803	61,574
Services revenues	16,877	14,074	46,599	39,782
Other	12,218	11,369	33,595	31,472

Total revenues	270,587	204,135	713,468	588,881

Cost of revenues:
Rental depreciation	24,468	20,644	68,132	56,674
Rental expense	11,173	10,339	33,802	31,427
New equipment sales	81,523	53,321	208,875	151,615
Used equipment sales	33,730	21,708	82,604	71,253
Parts sales	18,895	14,895	52,224	43,499
Services revenues	6,131	5,045	16,899	14,343
Other	10,768	9,436	30,112	27,005

Total cost of revenues	186,688	135,388	492,648	395,816

Gross profit	83,899	68,747	220,820	193,065

Selling, general and administrative expenses	41,609	34,118	117,124	108,545
Gain on sales of property and equipment, net	97	241	444	400

Income from operations	42,387	34,870	104,140	84,920

Other income (expense):
Interest expense	(9,007)	(9,060)	(26,597)	(29,342)
Loss on early extinguishment of debt	(325)	(40,771)	(325)	(40,771)
Other, net	293	245	816	675

Total other expense, net	(9,039)	(49,586)	(26,106)	(69,438)

Income (loss) before provision (benefit) for income taxes	33,348	(14,716)	78,034	15,482
Provision (benefit) for income taxes	13,154	(3,185)	30,480	3,290

Net income (loss)	$20,194	$(11,531)	$47,554	$12,192

Net income (loss) per common share:
Basic	$0.53	$(0.30)	$1.25	$0.33

Diluted	$0.53	$(0.30)	$1.25	$0.33

Weighted average common shares outstanding:
Basic	38,095	38,070	38,090	36,550

Diluted	38,095	38,070	38,090	36,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$47,554	$12,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	6,087	5,010
Amortization of property and equipment under capital lease	23	—
Depreciation on rental equipment	68,132	56,674
Amortization of loan discounts and deferred financing costs	1,019	2,056
Amortization of intangible assets	270	34
Provision for losses on accounts receivable	1,712	1,457
Provision for inventory obsolescence	61	18
Provision for deferred income taxes	28,897	2,692
Stock-based compensation expense	938	681
Loss on early extinguishment of debt	325	40,771
Gain on sales of property and equipment, net	(444)	(400)
Gain on sales of rental equipment, net	(25,594)	(23,339)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(32,498)	(4,363)
Inventories	(53,719)	(58,315)
Prepaid expenses and other assets	(1,963)	(4,437)
Accounts payable	38,684	5,513
Manufacturer flooring plans payable	(7,317)	36,292
Accrued expenses payable and other liabilities	5,817	7,021
Deferred compensation payable	(1,368)	(8,507)

Net cash provided by operating activities	76,616	71,050

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(99,848)	(56,961)
Purchases of property and equipment	(12,325)	(13,353)
Purchases of rental equipment	(128,202)	(174,372)
Proceeds from sales of property and equipment	651	1,841
Proceeds from sales of rental equipment	91,626	76,068

Net cash used in investing activities	(148,098)	(166,777)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	207,018
Excess tax benefits from stock-based awards	44	—
Purchase of treasury stock	(432)	—
Borrowings on senior secured credit facility	754,616	718,819
Payments on senior secured credit facility	(681,964)	(799,005)
Proceeds from issuance of senior unsecured notes	—	250,000
Principal payment of senior secured notes	(4,478)	(214,608)
Principal payment of senior subordinated notes	(278)	(59,155)
Payments of deferred financing costs	(547)	(8,816)
Payments of related party obligation	(225)	(225)
Payments on capital lease obligations	(2,280)	—
Proceeds from issuance of notes payable	—	1,271
Principal payments of notes payable	(361)	(146)

Net cash provided by financing activities	64,095	95,153

Net decrease in cash	(7,387)	(574)
Cash, beginning of period	9,303	5,627

Cash, end of period	$1,916	$5,053

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$59,324	$23,980

Capital lease obligations incurred	$4,698	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,594	$24,880

Income taxes	$1,873	$576

     As of September 30, 2007 and 2006, we had $160.5 million and $130.0 million, respectively, in manufacturer flooring plans payable outstanding, which are used to finance purchases of inventory and rental equipment.
The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization and Nature of Operations
Basis of Presentation
     In connection with our initial public offering of common stock in February 2006 (see note 3 to the condensed consolidated financial statements), we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. All references to common stock share and per share amounts included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had taken place as of the beginning of the earliest period presented.
     Our condensed consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California) LLC and our most recent acquisition, as described in note 4 to the condensed consolidated financial statements, of J.W. Burress, Incorporated (“Burress”) now known as H&E Equipment Services (Mid-Atlantic), Inc., consummated on September 1, 2007, collectively referred to herein as “we” or “us” or “our” or the “Company.”
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain items in the prior periods have been reclassified to make the presentation consistent with the current reporting periods. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2006, from which the balance sheet amounts as of December 31, 2006 were derived.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     FIN 48 provides that the cumulative effect of applying the provisions is reported as an adjustment to opening retained earnings in the period of adoption. We adopted the provisions of FIN 48 as of January 1, 2007, and in so doing, have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The cumulative effect of applying this interpretation did not result in any adjustment to our retained earnings as of January 1, 2007.
     Consistent with our historical financial reporting, to the extent we generate or incur interest income, interest expense, or penalties related to unrecognized income tax benefits, such items are recorded in “Other income or expense.” We did not incur any income tax related interest income, interest expense or penalties related to FIN 48 for the three and nine month periods ended September 30, 2007.
     As of January 1, 2007, we had an unrecognized tax benefit of $6.2 million. The net impact of recording this liability was a reclass between deferred income tax liabilities and deferred income tax assets, resulting in no adjustment to retained earnings. If recognized, there would be no impact to the 2007 effective income tax rate. There was no change in the unrecognized tax benefit for the three and nine months ended September 30, 2007. At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the year ending December 31, 2007 related to FIN 48.
     Our U.S. federal tax returns for 2004 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2003 and subsequent years.
     Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for us on January 1, 2008. Management is currently determining

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
whether fair value accounting is appropriate for any of its eligible items and can not estimate the impact, if any, which SFAS 159 will have on its financial condition, results of operations and cash flows.
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
(4) Acquisitions
2007 Acquisition
     We completed, effective as of September 1, 2007, and funded on September 4, 2007, the previously announced acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”) for an estimated consideration of approximately $143.8 million, consisting of cash paid of $97.8 million, liabilities assumed of $39.0 million, liabilities incurred of $5.0 million and transaction costs of approximately $2.0 million. The Burress purchase price was funded from available cash on hand and borrowings under our senior secured credit facility (see discussion below). Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States. We had no material relationship with Burress prior to the acquisition. The name of Burress was changed to H&E Equipment Services (Mid-Atlantic), Inc., effective September 4, 2007. This acquisition marks our initial entry into three of the four Mid-Atlantic states that Burress operates in and is consistent with our business strategy. For further information on our business strategy, see Item 1 of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The Burress acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on an estimate of their fair values as determined by a preliminary valuation performed by an independent national firm. We anticipate that the valuation will be finalized during the fourth quarter of fiscal 2007. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Burress to the overall corporate strategy. We estimate that approximately $18.8 million of the goodwill acquired will be tax deductible. Our purchase price allocation is subject to adjustment based on the finalization of the aforementioned valuation, post-closing adjustments and settlement of amounts currently held in escrow. We are in the process of evaluating the allocation of Burress goodwill to our operating segments. Our operating results for the three and nine months ended September 30, 2007 include the operating results of Burress since the date of acquisition, September 1, 2007.
     The purchase price of Burress, among other things, was based on a multiple of historical adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Among the items specifically excluded from the purchase price calculation was EBITDA derived from Burress’ distribution relationship with Hitachi. Upon the consummation of the acquisition, the Burress shareholders received notification from John Deere Construction & Forestry Company (“John Deere”), Hitachi’s North American representative, of termination of the Hitachi dealer agreement (the “Termination Letter”). Pursuant to the Termination Letter, all Hitachi related manufacturer flooring plans payable totaling approximately $9.2 million became due. The possibility that the Hitachi relationship would be terminated was anticipated by the Company and Burress at the time the parties entered into the acquisition agreement and the amount of the outstanding Hitachi manufacturer flooring plans payable was included in the calculation of the purchase price. We paid the approximate $9.2 million of payables during September 2007 with funds available under our senior secured credit facility. Additionally, certain Hitachi rental fleet, new equipment inventory and parts inventory were to be returned to John Deere or other designated Hitachi dealerships within 60 days of the termination notification. Upon the return of the equipment, approximately $3.2 million of manufacturer flooring plans payable associated with that equipment would be canceled and credits would be issued for the return of the equipment. Accordingly, these items are excluded from the allocation of purchase price to the net assets acquired of Burress.
     In conjunction with the termination of the Hitachi dealer agreement, the Burress shareholders filed for arbitration proceedings concerning John Deere’s contractual right to terminate the Hitachi dealer agreement. No decision has been reached in these proceedings to date. The Burress shareholders may be entitled to receive additional consideration of approximately $15.1 million payable over three years if the consent of Hitachi, meeting requirements of the acquisition agreement, is obtained on or before December 29, 2007. We have not recognized the contingent liability for the additional purchase price consideration that would be due the Burress shareholders should the Burress shareholders prevail in the arbitration proceedings.
     In connection with the Burress acquisition, we entered into a Second Amended and Restated Credit Agreement on September 1, 2007, by and among the Company, Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., J.W. Burress, Incorporated, General Electric Capital Corporation, as Agent, and the “Lenders” (as defined therein) amending and restating our Amended and Restated Credit Agreement, dated as of August 4, 2006, and pursuant to which, among other things, (i) the principal amount of availability of the credit facility was increased from $250.0 million to $320.0 million, (ii) an incremental facility, at Agent’s and Company’s mutual agreement, in an aggregate amount of up to $130.0 million at any time after the closing of the amendment, subject to existing and/or new lender approval, was added, and (iii) Burress was added as a guarantor. We paid $0.4 million to the lenders and also incurred approximately $0.1 million in other transaction costs in connection with the transaction.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table summarizes our purchase price allocation as of September 30, 2007, based on estimated fair values of the Burress assets acquired and liabilities assumed on September 1, 2007 (amounts in thousands):

Receivables	$14,423
Inventories	23,751
Rental equipment	62,354
Property and equipment	7,277
Prepaid expenses and other assets	472
Intangible assets (1)	11,688
Goodwill	23,828
Accounts payable	(8,758)
Manufacturer flooring plans payable	(19,787)
Accrued expenses payable and other liabilities	(5,692)
Due to Burress shareholders (2)	(5,010)
Capital leases (3)	(4,698)

Net assets acquired	$99,848

(1)	The following intangible assets were acquired in the Burress acquisition (dollar amounts in thousands):

			Balances at
		Weighted-Average	September 30, 2007
	Gross Carrying	Amortization Period	Accumulated	Net Intangible
Acquired Intangible Asset	Amount	(in Years)	Amortization	Assets

Trade name	$1,370	1.0	$114	$1,256
Non-compete agreements	788	4.0	16	772
Customer relationships	9,530	6.0	128	9,402

Total	$11,688	5.3	$258	$11,430

Amortization expense for the three and nine month periods ended September 30, 2007 amounted to $0.3 million. Amortization expense is computed over the estimated useful life of the intangible assets acquired on a straight-line basis.
(2)	Represents the amount payable to Burress shareholders for the gross up effect related to the Section 338 tax election pursuant to the acquisition agreement.
(3)	Represents the present value of our obligation under capital leases assumed on the date of acquisition. Subsequent to the acquisition date and during the third quarter ended September 30, 2007, we paid approximately $3.2 million to purchase all vehicles previously held under capital leases. The accompanying condensed consolidated balance sheet reflects the incremental cost basis of the vehicles from the lease buyouts in property and equipment and reflects no obligation under those vehicle leases as of September 30, 2007. Additionally, Burress previously leased four branch facility locations under capital leases. On August 31, 2007, three of those capital leases related to Burress branch facility locations were amended and these amendments resulted in a lease classification change, pursuant to Statement on Financial Accounting Standard No. 13, “Accounting for Leases”, from capital leases to operating leases as of September 1, 2007, the acquisition date. Therefore, the accompanying condensed consolidated balance sheet as of September 30, 2007 reflects only one capital lease obligation on a Burress branch facility for approximately $2.4 million and the related asset, net of accumulated amortization, of $2.3 million is included in property and equipment.
The following table contains unaudited pro forma condensed consolidated statements of operations information for the three and

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
nine month periods ended September 30, 2007 and 2006, as if the Burress transaction had occurred at the beginning of each respective period presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$301,529	$241,326	$827,183	$718,630
Gross profit	$92,997	$84,632	$247,882	$228,666
Operating income	$46,195	$39,035	$110,438	$97,311
Net income (loss)	$20,655	$(9,314)	$47,979	$17,718
Basic net income (loss) per common share	$0.54	$(0.24)	$1.26	$0.48
Diluted net income (loss) per common share	$0.54	$(0.24)	$1.26	$0.48
     Net income (loss) and the resulting net income (loss) per common share for the three and nine months ended September 30, 2006 includes the $40.8 million, or $32.0 million after tax, loss on early extinguishment of debt. See note 9 to the condensed consolidated financial statements for further information.
     The pro forma information above does not include the pro forma effects of our 2006 acquisition as presented below. The above pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the Burress transaction occurred as presented. Further, the above pro forma amounts do not consider any potential synergies or integration costs that may result from the transaction. In addition, future results may vary significantly from the results reflected in such pro forma information.
2006 Acquisition
     We completed, effective as of February 28, 2006, the acquisition of all of the outstanding capital stock of Eagle High Reach Equipment, Inc. (now known as H&E California Holdings, Inc.) and all of the outstanding equity interests of its subsidiary, Eagle High Reach Equipment, LLC (now known as H&E Equipment Services (California) LLC) (collectively, “Eagle”) for consideration of approximately $66.3 million, consisting of cash paid of $59.9 million, liabilities assumed of $3.6 million, liabilities incurred of $2.2 million, and transaction costs of $0.6 million. The Eagle purchase price was determined based on the expected cash flows from the Eagle business and negotiation with the sellers. The purchase price was funded out of the proceeds from our initial public offering (see note 3 to the condensed consolidated financial statements for further information on our initial public offering). Prior to the acquisition Eagle was a privately-held construction and industrial equipment rental company. Eagle serves the southern California construction and industrial markets out of four locations. This acquisition marked our initial entry into the southern California market and was consistent with our business strategy. For further information on our business strategy, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.
     The Eagle acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based an estimate of their fair values as determined by a valuation performed by an independent national firm. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Eagle to the overall corporate strategy. We estimate that approximately $9.9 million of the goodwill acquired will be tax deductible. Our operating results for the three and nine month periods ended September 30, 2007 and 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table summarizes our final purchase price allocation based on fair values of the Eagle assets acquired and liabilities assumed in February 2006 (amounts in thousands):

Cash	$32
Receivables	7,300
Inventories	915
Rental equipment	32,235
Property and equipment	3,154
Prepaid expenses and other assets	654
Goodwill	22,001
Accounts payable	(483)
Accrued expenses payable and other liabilities	(2,349)
Deferred income taxes	(2,192)
Notes payable	(755)

Net assets acquired	$60,512

     The following table contains unaudited pro forma condensed consolidated statements of operations information for the three and nine month periods ended September 30, 2007 and 2006, as if the Eagle transaction had occurred at the beginning of each respective period presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$270,587	$204,135	$713,468	$594,209
Gross profit	$83,899	$68,747	$220,820	$194,839
Operating income	$42,387	$34,870	$104,140	$84,212
Net income (loss)	$20,194	$(11,531)	$47,554	$11,842
Basic net income (loss) per common share	$0.53	$(0.30)	$1.25	$0.32
Diluted net income (loss) per common share	$0.53	$(0.30)	$1.25	$0.32
     Net income (loss) and the resulting net income (loss) per common share for the three and nine months ended September 30, 2006 includes the $40.8 million, or $32.0 million after tax, loss on early extinguishment of debt. See note 9 to the condensed consolidated financial statements for further information.
     The pro forma information above does not include the pro forma effects of the Burress acquisition as presented above. The above pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the Eagle transaction occurred as presented. Further, the above pro forma amounts do not consider any potential synergies or integration costs that may result from the transaction. In addition, future results may vary significantly from the results reflected in such pro forma information.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(5) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2007 (amounts in thousands, except share data):

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2006	38,192,094	$382	$204,638	$—	$30,564	$235,584
Stock-based compensation	—	—	938	—	—	938
Tax benefits associated with stock-based awards	—	—	44	—	—	44
Surrender of 15,755 shares(1)	—	—	—	(432)	—	(432)
Net income	—	—	—	—	47,554	47,554

Balances at September 30, 2007	38,192,094	$382	$205,620	$(432)	$78,118	$283,688

(1)	On February 22, 2007, 40,650 shares of non-vested stock that was issued in 2006 subsequently vested in accordance with the terms of the respective grant agreements. In accordance with the provisions of our 2006 Stock-Based Incentive Compensation Plan, holders of those vested shares returned 15,755 common shares to the Company in payment of related employee withholding taxes. This resulted in the recognition of Treasury Stock for those 15,755 shares.
(6) Stock-Based Compensation
     We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,411,222 shares as of September 30, 2007.
     We account for our stock-based compensation plan using the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) became effective for us at the beginning of the first quarter of our fiscal year ended December 31, 2006. Under the provisions of SFAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Non-vested Stock
     The following table summarizes our non-vested stock activity for the nine months ended September 30, 2007:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested stock at January 1, 2007	121,950	$24.60
Granted	—	—
Vested	(40,650)	$24.60
Forfeited	—	—

Non-vested stock at September 30, 2007	81,300	$24.60

     As of September 30, 2007, we have unrecognized compensation expense of $1.4 million related to non-vested stock. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was approximately $0.3 million for each of the three month periods ended September 30, 2007 and 2006. Compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2007 and 2006 was $0.7 million and $0.6 million, respectively.
     We receive a tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the nine month period ended September 30, 2007, we recognized $44 thousand of excess tax benefits associated with the vesting of the above 40,650 shares on February 22, 2007.
Stock Options
     On June 5, 2007, we granted stock options for 6,000 shares of our common stock with an exercise price of $26.27 per share, the closing market price of our common stock on the date of grant. These options vest in three equal parts over three years and expire ten years from the date of grant. We use the Black-Scholes option pricing model to estimate the fair value of stock-based option awards with the following weighted-average assumptions for the three and nine month periods ended September 30, 2007:

Risk-free interest rate	5.0%
Expected life of options (in years)	6.0
Expected volatility	33.0% — 35.0%
Expected annual dividend yield	—
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
     At September 30, 2007, there was $0.4 million of unrecognized compensation cost related to these stock option awards that are expected to be recognized over a weighted-average period of 1.61 years. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $0.1 million in each of the three month periods ended September 30, 2007 and 2006. Compensation expense related to these awards included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine month periods ended September 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table represents stock option activity for the nine month period ended September 30, 2007:

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	In Years
Outstanding options at January 1, 2007	45,000	$24.60
Granted	6,000	$26.27
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at September 30, 2007	51,000	$24.80	8.55

Options exercisable at September 30, 2007	15,000	$24.60	8.40

     The closing price of our common stock on September 30, 2007 was $17.98. All options outstanding at September 30, 2007 have grant date fair values which exceed the September 30, 2007 closing stock price.
     The following table summarizes non-vested stock option activity for the nine month period ended September 30, 2007:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock options at January 1, 2007	45,000	$24.60
Granted	6,000	$26.27
Vested	(15,000)	$24.60
Forfeited	—	—

Non-vested stock options at September 30, 2007	36,000	$24.88

(7) Earnings per Share
     Earnings per common share for the three and nine month periods ended September 30, 2007 and 2006 are based on the weighted-average number of common shares outstanding during the respective periods and have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine month periods ended September 30, 2007 and 2006 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic net income (loss) per share:
Net income (loss)	$20,194	$(11,531)	$47,554	$12,192
Weighted average number of common shares outstanding	38,095	38,070	38,090	36,550
Net income (loss) per common share — basic	$0.53	$(0.30)	$1.25	$0.33

Diluted net income (loss) per share:
Net income (loss)	$20,194	$(11,531)	$47,554	$12,192
Weighted average number of common shares outstanding	38,095	38,070	38,090	36,550
Effect of dilutive securities:
Effect of dilutive stock options and non-vested stock	¯	¯	¯	37

Weighted average number of shares outstanding — diluted	38,095	38,070	38,090	36,587

Net income (loss) per common share — diluted	$0.53	$(0.30)	$1.25	$0.33

Common shares excluded from the denominator as anti-dilutive:
Stock options	132	23	132	—
Non-vested stock	—	30	41	—

Total	132	53	173	—

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(8) Senior Secured Notes
     On July 31, 2007, we redeemed all of our remaining outstanding 11 1/8% Senior Secured Notes due 2012, having an aggregate principal amount of $4.5 million. The redemption price of the Senior Secured Notes was $1,055.63 per $1,000 principal amount, or 105.563% of the principal amount of the Redeemed Notes, plus accrued interest through and including July 31, 2007. In connection with the transaction, we recorded a loss on the early extinguishment of debt in the three month period ended September 30, 2007 of approximately $0.3 million. On August 4, 2006, we redeemed $195.5 million in aggregate principal amount of the senior secured notes as discussed in Note 9 below.
(9) Senior Unsecured Notes
     On August 4, 2006, we completed a cash tender offer and consent solicitation for our 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”). Additionally, we announced the closing of our previously announced private offering of $250 million aggregate principal amount of our 8 3/8% senior unsecured notes due 2016 (the “New Notes”).
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
     The New Notes were issued at par and require semiannual interest payments on January 15th and July 15th of each year, beginning on January 15, 2007. No principal payments are due until maturity (January 15, 2016). We may redeem some or all of the New Notes on or after July 15, 2011, at the applicable redemption prices plus accrued and unpaid interest and additional interest, if any, to the date of redemption. Additionally, we may redeem up to 35% of the aggregate principal amount of the notes using net cash proceeds from certain equity offerings completed on or prior to July 15, 2009.
     The New Notes rank equal in right of payment to all of our and our guarantors’ existing and future unsecured senior indebtedness and senior in right of payment to any of our or our guarantors’ future subordinated indebtedness. The New Notes are effectively junior in priority to our and our guarantors’ obligations under all of our existing and future secured indebtedness, including borrowings under our senior secured credit facility, the $4.5 million of senior secured notes outstanding at September 30, 2006 (and subsequently redeemed on July 31, 2007), and any other secured obligations, in each case, to the extent of the value of the assets securing such obligations. The New Notes are also effectively junior to all liabilities (including trade payables) of our non-guarantor subsidiaries.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Concurrently with the closing of the private offering, we entered into an Amended and Restated Credit Agreement, amending and restating our senior secured credit agreement primarily to, (i) increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million; (ii) reduce the applicable unused line fee margin” in respect of undrawn commitments to 0.25%; (iii) increase the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value to the lesser of 100% of net book value or 85% of orderly liquidation value; (iv) extend the maturity date of the facility from February 10, 2009 to August 4, 2011; and (v) add H&E Equipment Services (California), LLC as a borrower. Furthermore, the measurement frequency of our computed “Leverage Ratio” was changed from a monthly calculation to a quarterly calculation. We paid $1.4 million to the “Lenders” in connection with this transaction and incurred other transaction costs of approximately $0.2 million. On September 1, 2007, and in connection with the Burress acquisition, we entered into a Second Amended and Restated Credit Agreement. See note 4 to the condensed consolidated financial statements for further information.
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
(10) Segment Information
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Equipment rentals	$75,598	$67,327	$208,371	$185,333
New equipment sales	94,675	60,673	240,910	173,333
Used equipment sales	44,503	29,668	110,190	97,387
Parts sales	26,716	21,024	73,803	61,574
Services revenues	16,877	14,074	46,599	39,782

Total segmented revenues	258,369	192,766	679,873	557,409
Non-segmented revenues	12,218	11,369	33,595	31,472

Total revenues	$270,587	$204,135	$713,468	$588,881

Gross Profit:
Equipment rentals	$39,957	$36,344	$106,437	$97,232
New equipment sales	13,152	7,352	32,035	21,718
Used equipment sales	10,773	7,960	27,586	26,134
Parts sales	7,821	6,129	21,579	18,075
Services revenues	10,746	9,029	29,700	25,439

Total segmented gross profit	82,449	66,814	217,337	188,598
Non-segmented gross profit	1,450	1,933	3,483	4,467

Total gross profit	$83,899	$68,747	$220,820	$193,065

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Balances at
	September 30,	December 31,
	2007	2006
Segment identified assets:
Equipment sales	$117,628	$104,648
Equipment rentals	556,169	440,454
Parts and services	27,195	22,089

Total segment identified assets	700,992	567,191
Non-segment identified assets	280,751	192,751

Total assets	$981,743	$759,942

     We operate primarily in the United States. Our sales to international customers were no greater than 1.2% of total revenues for all periods presented in this Quarterly Report on Form 10-Q. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.
(11) Condensed Consolidating Financial Information of Guarantor Subsidiaries
     All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc., H&E Equipment Services (California), LLC (formerly known as Eagle High Reach Equipment, LLC), H&E California Holdings, Inc. (formerly known as Eagle High Reach Equipment, Inc.) and J.W. Burress, Incorporated (“Burress”), now known as H&E Equipment Services (Mid-Atlantic), Inc. The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on the Company’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.
     The condensed consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The financial statements of H&E Equipment Services (California), LLC and H&E California Holdings, Inc. are included in the periods presented from the date of our acquisition of Eagle on February 28, 2006. The financial statements of Burress, now known as H&E Equipment Services (Mid-Atlantic), Inc., are included from the date of acquisition, September 1, 2007 to September 30, 2007 and as of September 30, 2007.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Assets
Cash	$3,088	$(1,172)	$—	$1,916
Receivables, net	129,401	23,296	—	152,697
Inventories, net	112,062	32,761	—	144,823
Prepaid expenses and other assets	7,562	774	—	8,336
Rental equipment, net	426,238	129,931	—	556,169
Property and equipment, net	28,335	14,613	—	42,948
Deferred financing costs, net	8,898	125	—	9,023
Intangible assets, net	11,430	—	—	11,430
Investment in guarantor subsidiaries	200,328	—	(200,328)	—
Goodwill	54,401	—	—	54,401

Total assets	$981,743	$200,328	$(200,328)	$981,743

Liabilities and Stockholders’ Equity
Amount due on senior secured credit facility	$91,167	$(9,652)	$—	$81,515
Accounts payable	105,574	3,355	—	108,929
Manufacturer flooring plans payable	143,240	17,258	—	160,498
Accrued expenses payable and other liabilities	42,239	7,383	—	49,622
Intercompany balances	(163,732)	163,732	—	—
Related party obligation	476	—	—	476
Notes payable	1,254	739	—	1,993
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,418	—	2,418
Deferred income taxes	40,702	—	—	40,702
Deferred compensation payable	1,902	—	—	1,902

Total liabilities	512,822	185,233	—	698,055
Stockholders’ equity	468,921	15,095	(200,328)	283,688

Total liabilities and stockholders’ equity	$981,743	$200,328	$(200,328)	$981,743

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets
Cash	$9,214	$89	$—	$9,303
Receivables, net	92,281	15,479	—	107,760
Inventories, net	123,695	3,042	—	126,737
Prepaid expenses and other assets	5,995	127	—	6,122
Rental equipment, net	377,910	62,544	—	440,454
Property and equipment, net	24,369	5,294	—	29,663
Deferred financing costs, net	9,296	—	—	9,296
Intangible assets, net	34	—	—	34
Investment in guarantor subsidiaries	86,575	—	(86,575)	—
Goodwill	30,573	—	—	30,573

Total assets	$759,942	$86,575	$(86,575)	$759,942

Liabilities and Stockholders’ Equity
Amount due on senior secured credit facility	$9,134	$—	$—	$9,134
Accounts payable	61,982	(496)	—	61,486
Manufacturer flooring plans payable	148,028	—	—	148,028
Accrued expenses payable and other liabilities	32,248	902	—	33,150
Intercompany balances	(70,953)	70,953	—	—
Related party obligation	653	—	—	653
Notes payable	1,607	747	—	2,354
Senior secured notes, net of discount	4,477	—	—	4,477
Senior unsecured notes	250,000	—	—	250,000
Deferred income taxes	11,805	—	—	11,805
Deferred compensation payable	3,271	—	—	3,271

Total liabilities	452,252	72,106	—	524,358
Stockholders’ equity	307,690	14,469	(86,575)	235,584

Total liabilities and stockholders’ equity	$759,942	$86,575	$(86,575)	$759,942

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$62,806	$12,792	$—	$75,598
New equipment sales	89,198	5,477	—	94,675
Used equipment sales	39,565	4,938	—	44,503
Parts sales	23,741	2,975	—	26,716
Services revenues	15,207	1,670	—	16,877
Other	10,616	1,602	—	12,218

Total revenues	241,133	29,454	—	270,587

Cost of revenues:
Rental depreciation	20,536	3,932	—	24,468
Rental expense	9,473	1,700	—	11,173
New equipment sales	76,760	4,763	—	81,523
Used equipment sales	29,825	3,905	—	33,730
Parts sales	16,917	1,978	—	18,895
Services revenues	5,387	744	—	6,131
Other	9,110	1,658	—	10,768

Total cost of revenues	168,008	18,680	—	186,688

Gross profit:
Equipment rentals	32,797	7,160	—	39,957
New equipment sales	12,438	714	—	13,152
Used equipment sales	9,740	1,033	—	10,773
Parts sales	6,824	997	—	7,821
Services revenues	9,820	926	—	10,746
Other	1,506	(56)	—	1,450

Gross profit	73,125	10,774	—	83,899

Selling, general and administrative expenses	33,065	8,544	—	41,609
Equity in loss of guarantor subsidiaries	(155)	—	155	—
Gain (loss) on sales of property and equipment, net	131	(34)	—	97

Income from operations	40,036	2,196	155	42,387

Other income (expense):
Interest expense	(6,632)	(2,375)	—	(9,007)
Loss on early extinguishment of debt	(325)	—	—	(325)
Other, net	269	24	—	293

Total other expense, net	(6,688)	(2,351)	—	(9,039)

Income (loss) before provision for income taxes	33,348	(155)	155	33,348
Provision for income taxes	13,154	—	—	13,154

Net income (loss)	$20,194	$(155)	$155	$20,194

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$56,205	$11,122	$—	$67,327
New equipment sales	58,659	2,014	—	60,673
Used equipment sales	27,270	2,398	—	29,668
Parts sales	20,162	862	—	21,024
Services revenues	13,528	546	—	14,074
Other	9,855	1,514	—	11,369

Total revenues	185,679	18,456	—	204,135

Cost of revenues:
Rental depreciation	17,548	3,096	—	20,644
Rental expense	8,912	1,427	—	10,339
New equipment sales	51,557	1,764	—	53,321
Used equipment sales	20,066	1,642	—	21,708
Parts sales	14,298	597	—	14,895
Services revenues	4,874	171	—	5,045
Other	8,040	1,396	—	9,436

Total cost of revenues	125,295	10,093	—	135,388

Gross profit:
Equipment rentals	29,745	6,599	—	36,344
New equipment sales	7,102	250	—	7,352
Used equipment sales	7,204	756	—	7,960
Parts sales	5,864	265	—	6,129
Services revenues	8,654	375	—	9,029
Other	1,815	118	—	1,933

Gross profit	60,384	8,363	—	68,747

Selling, general and administrative expenses	30,499	3,619	—	34,118
Equity in earnings of guarantor subsidiaries	3,192	—	(3,192)	—
Gain on sales of property and equipment, net	139	102	—	241

Income from operations	33,216	4,846	(3,192)	34,870

Other income (expense):
Interest expense	(7,397)	(1,663)	—	(9,060)
Loss on early extinguishment of debt	(40,771)	—	—	(40,771)
Other, net	236	9	—	245

Total other expense, net	(47,932)	(1,654)	—	(49,586)

Income (loss) before benefit for income taxes	(14,716)	3,192	(3,192)	(14,716)
Provision (benefit) for income taxes	(3,185)	—	—	(3,185)

Net income (loss)	$(11,531)	$3,192	$(3,192)	$(11,531)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$175,843	$32,528	$—	$208,371
New equipment sales	231,759	9,151	—	240,910
Used equipment sales	100,014	10,176	—	110,190
Parts sales	68,772	5,031	—	73,803
Services revenues	43,314	3,285	—	46,599
Other	29,455	4,140	—	33,595

Total revenues	649,157	64,311	—	713,468

Cost of revenues:
Rental depreciation	58,222	9,910	—	68,132
Rental expense	28,405	5,397	—	33,802
New equipment sales	200,877	7,998	—	208,875
Used equipment sales	74,819	7,785	—	82,604
Parts sales	48,836	3,388	—	52,224
Services revenues	15,725	1,174	—	16,899
Other	25,367	4,745	—	30,112

Total cost of revenues	452,251	40,397	—	492,648

Gross profit:
Equipment rentals	89,216	17,221	—	106,437
New equipment sales	30,882	1,153	—	32,035
Used equipment sales	25,195	2,391	—	27,586
Parts sales	19,936	1,643	—	21,579
Services revenues	27,589	2,111	—	29,700
Other	4,088	(605)	—	3,483

Gross profit	196,906	23,914	—	220,820

Selling, general and administrative expenses	99,879	17,245	—	117,124
Equity in earnings of guarantor subsidiaries	626	—	(626)	—
Gain on sales of property and equipment, net	393	51	—	444

Income from operations	98,046	6,720	(626)	104,140

Other income (expense):
Interest expense	(20,466)	(6,131)	—	(26,597)
Loss on early extinguishment of debt	(325)	—	—	(325)
Other, net	779	37	—	816

Total other expense, net	(20,012)	(6,094)	—	(26,106)

Income before provision for income taxes	78,034	626	(626)	78,034
Provision for income taxes	30,480	—	—	30,480

Net income	$47,554	$626	$(626)	$47,554

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$160,730	$24,603	$—	$185,333
New equipment sales	167,944	5,389	—	173,333
Used equipment sales	90,354	7,033	—	97,387
Parts sales	59,319	2,255	—	61,574
Services revenues	38,444	1,338	—	39,782
Other	28,119	3,353	—	31,472

Total revenues	544,910	43,971	—	588,881

Cost of revenues:
Rental depreciation	49,741	6,933	—	56,674
Rental expense	27,592	3,835	—	31,427
New equipment sales	146,990	4,625	—	151,615
Used equipment sales	66,340	4,913	—	71,253
Parts sales	41,968	1,531	—	43,499
Services revenues	13,934	409	—	14,343
Other	23,849	3,156	—	27,005

Total cost of revenues	370,414	25,402	—	395,816

Gross profit:
Equipment rentals	83,397	13,835	—	97,232
New equipment sales	20,954	764	—	21,718
Used equipment sales	24,014	2,120	—	26,134
Parts sales	17,351	724	—	18,075
Services revenues	24,510	929	—	25,439
Other	4,270	197	—	4,467

Gross profit	174,496	18,569	—	193,065

Selling, general and administrative expenses	98,378	10,167	—	108,545
Equity in earnings of guarantor subsidiaries	5,019	—	(5,019)	—
Gain on sales of property and equipment, net	268	132	—	400

Income from operations	81,405	8,534	(5,019)	84,920

Other income (expense):
Interest expense	(25,814)	(3,528)	—	(29,342)
Loss on early retirement of debt	(40,771)	—	—	(40,771)
Other, net	662	13	—	675

Total other expense, net	(65,923)	(3,515)	—	(69,438)

Income before provision for income taxes	15,482	5,019	(5,019)	15,482
Provision for income taxes	3,290	—	—	3,290

Net income	$12,192	$5,019	$(5,019)	$12,192

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$47,554	$626	$(626)	$47,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	5,229	858	—	6,087
Amortization of property and equipment under capital lease	23	—	—	23
Depreciation on rental equipment	58,222	9,910	—	68,132
Amortization of loan discounts and deferred financing costs	(34,373)	35,392	—	1,019
Amortization of intangible assets	270	—	—	270
Provision for losses on accounts receivable	1,648	64	—	1,712
Provision for inventory obsolescence	61	—	—	61
Provision for deferred income taxes	28,897	—	—	28,897
Stock-based compensation expense	938	—	—	938
Loss on early extinguishment of debt	325	—	—	325
Gain on sales of property and equipment	(193)	(251)	—	(444)
Gain on sales of rental equipment	(23,355)	(2,239)	—	(25,594)
Equity in earnings of guarantor subsidiaries	(626)	—	626	—
Changes in operating assets and liabilities:
Receivables, net	(38,769)	6,271	—	(32,498)
Inventories, net	(25,515)	(28,204)	—	(53,719)
Prepaid expenses and other assets	(1,787)	(176)	—	(1,963)
Accounts payable	43,591	(4,907)	—	38,684
Manufacturer flooring plans payable	(4,788)	(2,529)	—	(7,317
Accrued expenses payable and other liabilities	10,038	(4,221)	—	5,817
Intercompany balances	(92,779)	92,779	—	—
Deferred compensation payable	(1,368)	—	—	(1,368)

Net cash provided by (used in) operating activities	(26,757)	103,373	—	76,616

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(99,848)	—	(99,848)
Purchases of property and equipment	(9,330)	(2,995)	—	(12,325)
Purchases of rental equipment	(128,553)	351	—	(128,202)
Proceeds from sales of property and equipment	306	345	—	651
Proceeds from sales of rental equipment	82,444	9,182	—	91,626

Net cash used in investing activities	(55,133)	(92,965)	—	(148,098)

Cash flows from financing activities:
Excess tax benefits from stock-based awards	(44)	—	—	44
Purchase of treasury stock at cost	(432)	—	—	(432)
Borrowings on senior secured credit facility	754,616	—	—	754,616
Payments on senior secured credit facility	(672,583)	(9,381)	—	(681,964)
Principal payment of senior secured notes	(4,478)	—	—	(4,478)
Principal payment of senior subordinated notes	(278)	—	—	(278)
Payments of deferred financing costs	(547)	—	—	(547)
Payments of related party obligation	(225)	—	—	(225)
Payments on capital lease obligation	—	(2,280)	—	(2,280)
Principal payments of notes payable	(353)	(8)	—	(361)

Net cash provided by (used in) financing activities	75,764	(11,669)	—	64,095

Net decrease in cash	(6,126)	(1,261)	—	(7,387)
Cash, beginning of period	9,214	89	—	9,303

Cash, end of period	$3,088	$(1,172)	$—	$1,916

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$12,192	$5,019	$(5,019)	$12,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	4,466	544	—	5,010
Depreciation on rental equipment	49,852	6,822	—	56,674
Amortization of loan discounts and deferred financing costs	2,056	—	—	2,056
Amortization of intangible assets	34	—	—	34
Provision for losses on accounts receivable	1,457	—	—	1,457
Provision for inventory obsolescence	18	—	—	18
Provision for deferred income taxes	2,692	—	—	2,692
Stock-based compensation expense	681	—	—	681
Gain on sales of property and equipment, net	(268)	(132)	—	(400)
Gain on sales of rental equipment, net	(16,293)	(7,046)	—	(23,339)
Loss on early extinguishment of debt	40,771	—	—	40,771
Equity in earnings of guarantor subsidiaries	(5,019)	—	5,019	—
Changes in operating assets and liabilities:
Receivables, net	(2,678)	(1,685)	—	(4,363)
Inventories, net	(31,572)	(26,743)	—	(58,315)
Prepaid expenses and other assets	(2,941)	(1,496)	—	(4,437)
Accounts payable	5,980	(467)	—	5,513
Manufacturer flooring plans payable	36,292	—	—	36,292
Accrued expenses payable and other liabilities	6,214	807	—	7,021
Intercompany balances	(60,678)	60,678	—	—
Deferred compensation payable	(8,507)	—	—	(8,507)

Net cash provided by operating activities	34,749	36,301	—	71,050

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(15,051)	(41,910)	—	(56,961)
Purchases of property and equipment	(12,377)	(976)	—	(13,353)
Purchases of rental equipment	(177,421)	3,049	—	(174,372)
Proceeds from sales of property and equipment	1,882	(41)	—	1,841
Proceeds from sales of rental equipment	69,705	6,363	—	76,068

Net cash used in investing activities	(133,262)	(33,515)	—	(166,777)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	207,018	—	—	207,018
Payment of deferred financing costs	(8,816)	—	—	(8,816)
Borrowings on senior secured credit facility	718,819	—	—	718,819
Payments on senior secured credit facility	(795,534)	(3,471)	—	(799,005)
Proceeds from issuance of senior unsecured notes, net of issue costs	250,000	—	—	250,000
Principal payment of senior secured notes	(214,608)	—	—	(214,608)
Principal payment of senior subordinated notes	(59,155)	—	—	(59,155)
Payment of related party obligation	(225)	—	—	(225)
Proceeds from issuance of notes payable	1,271	—	—	1,271
Principal payments of notes payable	(895)	749	—	(146)

Net cash provided by (used in) financing activities	97,875	(2,722)	—	95,153

Net increase (decrease) in cash	(638)	64	—	(574)
Cash, beginning of period	5,610	17	—	5,627

Cash, end of period	$4,972	$81	$—	$5,053

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2007, and its results of their operations for the three and nine month periods ended September 30, 2007, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     As of November 6, 2007, we operated 63 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States, including the 12 facilities we acquired in the Burress acquisition (see note 4 to the condensed consolidated financial statements for further information on the Burress acquisition). Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
     In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company (see note 3 to the condensed consolidated financial statements for further information on our initial public offering).
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
•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We believe that we have an extremely well-maintained rental fleet, with our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (equipment usage based on customer demand), rental rate trends and targets, and equipment demand, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried used equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for the disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell, and also provides parts to our own rental equipment fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ owned equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide services to that equipment that will be covered under the manufacturer’s warranty.
     Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight, and damage waivers, and are not generally allocated to reportable segments.
     For additional information about our business segments, see note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Revenue Sources
     We generate all of our revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine months ended September 30, 2007, approximately 29.2% of our total revenues were attributable to equipment rentals, 33.8% of our total revenues were attributable to new equipment sales, 15.5% were attributable to used equipment sales, 10.3% were attributable to parts sales, 6.5% were attributable to our services revenues and 4.7% were attributable to non-segmented other revenues.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine months ended September 30, 2007, our total cost of revenues was approximately $492.6 million. Our operating expenses consist principally of selling, general and administrative expense. For the nine months ended September 30, 2007, our selling, general and administrative expenses were approximately $117.1 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of income are not generally allocated to our reportable segments.

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
Selling, General and Administrative Expenses:
     Our selling, general and administrative expenses (“SG&A”) include sales and marketing expenses, payroll and related costs, insurance expense, professional fees, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with the intangible assets acquired in the Burress acquisition (see note 4 to the condensed consolidated financial statements for further information on the Burress acquisition). These expenses are not generally allocated to our reportable segments.
     Interest Expense:
Interest expense for the periods presented represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior secured notes due 2012 facility through July 31, 2007 (see note 7 to the condensed consolidated financial statements regarding the redemption of our senior secured notes), senior unsecured notes due 2016, notes payable and our capital lease obligation. Additionally, interest expense for the three and nine months ended September 30, 2006 includes interest on our senior subordinated notes. The senior subordinated notes, along with a significant portion of our senior secured notes, were subsequently repaid on August 4, 2006, as further described below in “Refinancing.” Interest expense for the periods presented also includes non-cash interest expense related to the amortization cost of (1) deferred financing costs and (2) original issue discount accretion related to our senior secured notes (through July 31, 2007) and senior subordinated notes (for the 2006 period only).
     Refinancing. On August 4, 2006, we completed a cash tender offer and consent solicitation for our 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”). Additionally, we completed the closing of our private offering of $250.0 million aggregate principal amount of our 8 3/8% senior unsecured notes due 2016 (the “New Notes”).
     Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. We used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under our existing senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The New Notes were issued at par and require semiannual interest payments on January 15th and July 15th of each year, beginning on January 15, 2007. No principal payments are due until maturity (January 15, 2016). See also note 9 to the condensed consolidated financial statements for additional information on our senior unsecured notes. The remaining $4.5 million in aggregate principal amount of the outstanding senior secured notes were subsequently redeemed on July 31, 2007 (see note 8 to the condensed consolidated financial statements for further information).
Principal Cash Flows
     We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under our revolving senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures.
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Our rental fleet, as of September 30, 2007, consisted of approximately 19,465 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $779.9 million. As of September 30, 2007, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months

Hi-Lift or Aerial Work Platforms	14,044	72.2%	$459.0	58.9%	38.4
Cranes	475	2.4%	89.9	11.5%	31.7
Earthmoving	1,682	8.6%	163.3	20.9%	17.0
Industrial Lift Trucks	1,418	7.3%	40.0	5.1%	24.0
Other	1,846	9.5%	27.7	3.6%	18.3

Total	19,465	100.0%	$779.9	100.0%	33.4

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. On average, we decreased the average age of our rental fleet equipment by approximately 5.6 months during the nine months ended September 30, 2007, exclusive of Burress. When combined with Burress, we decreased the average age of our rental fleet equipment by approximately 6.0 months. The average age of the acquired Burress fleet on September 1, 2007, the acquisition date, was approximately 21.5 months. We have de-aged the Burress rental fleet approximately 1.9 months as of September 30, 2007 since our acquisition of Burress. The original acquisition cost of our overall gross rental fleet increased, through the normal course of business activities, by approximately $50.6 million during the nine months ended September 30, 2007, exclusive of Burress, and $124.6 million when combined with the Burress fleet. We acquired on September 1, 2007, approximately $75.7 million of gross rental fleet in the Burress acquisition. Our average rental rates for the nine month period ended September 30, 2007 were 0.1% lower than the comparative nine month period ended September 30, 2006. The rental equipment mix among our four core product lines remained consistent with that of prior year comparable period as a percentage of total units available for rent. As a percentage of original acquisition cost, earthmoving equipment increased approximately 8% while hi-lift or aerial work platform equipment decreased 8% over the comparable periods. As a result of our in-house service capabilities and extensive maintenance program, we believe our fleet is consistently well-maintained.
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
     We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” included in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10—Q.
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.
     Our operating results for the three and nine months ended September 30, 2007 and 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006. Therefore, our operating results for 2007 include a full three and nine months of Eagle’s operations compared to three and approximately seven months for the three and nine month periods ended September 30, 2006.
     Our operating results for the three and nine months ended September 30, 2007 include the operating results of Burress since the date of acquisition, September 1, 2007. Therefore, our operating results for the three and nine months ended September 30, 2007, include only one month of Burress operations.
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
     Revenues.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2007	2006	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$75,598	$67,327	$8,271	12.3%
New equipment sales	94,675	60,673	34,002	56.0%
Used equipment sales	44,503	29,668	14,835	50.0%
Parts sales	26,716	21,024	5,692	27.1%
Services revenues	16,877	14,074	2,803	19.9%
Non-Segmented revenues	12,218	11,369	849	7.5%

Total revenues	$270,587	$204,135	$66,452	32.6%

     Total Revenues. Our total revenues were $270.6 million for the three months ended September 30, 2007 compared to $204.1 million for the same period in 2006, an increase of $66.5 million, or 32.6%. Total revenues related to Burress in the current year period were $10.1 million. As discussed below, revenues increased for all reportable segments.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended September 30, 2007 increased $8.3 million, or 12.3%, to $75.6 million from $67.3 million for the same three month period in 2006. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $1.8 million, cranes increased $1.0 million, earthmoving increased $4.1 million, lift trucks increased $0.5 million and other equipment rentals increased $0.9 million. Of the $8.3 million increase in total equipment rental revenues, Burress rental revenues comprised approximately $1.3 million of the increase. The remaining increase is primarily the result of a larger fleet size available for rent. We had approximately 19,465 pieces of rental fleet equipment at September 30, 2007 and 18,994 pieces of rental equipment fleet net of Burress, compared to 18,284 pieces of rental fleet equipment at June 30, 2007. We had 18,173 pieces of rental fleet equipment at September 30, 2006 compared to 17,597 pieces of equipment at June 30, 2006.
     Rental equipment time utilization (equipment usage based on customer demand) improved to 70.7% for the three months ended September 30, 2007, a 0.4% increase from 70.3% in the same period last year. This increase in time utilization was negatively impacted by a 1.2% decrease in average rental rates in the comparative periods, which negatively impacted our rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs). Rental equipment dollar utilization was approximately 41.9% in 2007 compared to 42.4% in 2006. Excluding the one month impact of Burress, rental equipment dollar utilization was approximately 42.7% compared to 42.4% in 2006.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended September 30, 2007 increased $34.0 million, or 56.0%, to $94.7 million from $60.7 million for the comparable period in 2006. Total new equipment sales revenues for the current year period related to Burress were $3.1 million. Sales of new cranes increased $33.0 million, new earthmoving sales increased $0.6 million, aerial work platforms increased $1.0 million and other new equipment sales increased $0.6 million. These increases are primarily a result of an increase in demand for cranes. Partially offsetting these increases was a $1.2 million decrease in comparative new equipment sales of new lift trucks.
     Used Equipment Sales Revenues. Our used equipment sales increased $14.8 million, or 50.0%, to $44.5 million for the three months ended September 30, 2007, from $29.7 million for the same period in 2006. Total used equipment sales revenues for the current year period related to Burress were $2.9 million. The remaining increase in used equipment sales reflects a combination of increased demand and the sale of crane equipment previously rented under rental purchase options.
     Parts Sales Revenues. Our parts sales increased $5.7 million, or 27.1%, to $26.7 million for the three months ended September 30, 2007 from approximately $21.0 million in the 2006 comparable period and is primarily attributable to increased customer demand for equipment parts combined with parts sales revenues related to Burress of $1.8 million.
     Services Revenues. Our services revenues for the three months ended September 30, 2007 increased $2.8 million, or 19.9%, to $16.9 million from $14.1 million for the same period last year. Total services revenues for the current year period related to Burress were $0.9 million. The remaining increase is primarily attributable to increased customer demand for service support resulting from our strategic focus on offering these services to our customers.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended September 30, 2007, our other revenues increased $0.8 million, or 7.5%, over the same period last year. Total non-segmented other revenues for the current year period related to Burress were $0.1 million. The remaining increase is primarily due to an increase in the volume in these services as a result of increased customer demand and a strategic focus on offering these services to our customers.
Gross Profit.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2007	2006	Change	Change
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$39,957	$36,344	$3,613	9.9%
New equipment sales	13,152	7,352	5,800	78.9%
Used equipment sales	10,773	7,960	2,813	35.3%
Parts sales	7,821	6,129	1,692	27.6%
Services revenues	10,746	9,029	1,717	19.0%
Non-Segmented gross profit	1,450	1,933	(483)	(25.0)%

Total gross profit	$83,899	$68,747	$15,152	22.0%

     Total Gross Profit. Our total gross profit was $83.9 million for the three months ended September 30, 2007 compared to $68.7 million for the three months ended September 30, 2006, an increase of $15.2 million, or 22.0%. Gross profit increased primarily as a result of increased revenues from all reporting segments combined with gross profit related to Burress of $2.3 million. Total gross profit margin for three months ended September 30, 2007 was 31.0%, a decrease of 2.7% from the 33.7% gross profit margin for the same three month period in 2006. The decrease in gross profit margin is largely attributable to comparative revenue mix. The revenue mix of our business can have a significant impact on our related gross profit margins. For example, and as indicated below, our gross profit margin on equipment rentals is significantly higher than the gross profit margins we realize on new equipment sales. New equipment sales represented approximately 35.0% of our total revenues this year compared to 29.7% last year while equipment rental revenues represented 27.9% of our total revenues this year compared to 33.0% last year. This change in revenue mix had a negative impact on our comparative gross profit margins. Our gross profit increase and gross profit margin decline are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended September 30, 2007 increased $3.6 million, or 9.9%, to approximately $39.9 million from $36.3 million in the same period in 2006. Burress contributed $0.4 million of the increase in the current period. The increase is primarily a result of a $8.3 million increase in rental revenue, which was partially offset by a $0.9 million net increase in rental expenses and a $3.8 million increase in rental equipment depreciation expense. The increase in rental expenses is the result of a $0.9 million increase in maintenance and repair costs and other costs as a result of maintaining a larger rental fleet. As a percentage of equipment rental revenues, maintenance and repair costs were 11.2% in 2007, down from 11.7% in the prior year. The increase in rental depreciation expense is the result of higher depreciation expense associated with a larger rental fleet size, the impact of higher fleet replacement costs and the incremental depreciation associated with the Burress rental equipment fleet. Gross profit margin in 2007 was 52.9%, down 1.1% from 54.0% in the same period last year. This decrease is largely due to the increase in rental depreciation expense. Rental depreciation expense as a percentage of total equipment rental revenues was 32.4% and 30.7% for the three month periods ended September 30, 2007 and 2006, respectively. Additionally, the growth in our distribution business has resulted in an increase in our rent-to-sell business. Our rent-to-sell business realizes a lower margin than our rent-to-rent business.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended September 30, 2007 increased $5.8 million, or 78.9%, to $13.2 million compared to $7.4 million for the same period in 2006. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenues from increased demand and improved availability for new equipment from our manufacturers. Burress new equipment sales contributed $0.4 million of the gross profit increase for the three month period ended September 30, 2007. Gross profit margin in 2007 was 13.9% compared to 12.1% in the same period last year. The increase in comparative gross margin realized in the current year quarter is primarily a result of improved margins on crane sales due to high market demand for crane equipment and the mix of cranes sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended September 30, 2007 increased $2.8 million, or 35.3%, to $10.8 million from the $8.0 million for the same period in 2006 and is largely due to the increase in used equipment sales revenues as discussed above. Burress used equipment sales contributed $0.5 million of the gross profit for the three month period ended September 30, 2007. Gross profit margin in 2007 was 24.2%, down 2.6% from 26.8% in the same period last year. This decrease in gross profit margin is related to our continued strategic focus on disposing older used equipment with less resale value and the mix of used equipment sold, primarily used cranes, which carry a higher net book value (and lower gross profit margin) due to the de-aging of our crane rental fleet since last year and the significantly higher original equipment cost for cranes compared to our other equipment product lines. Also, the gross margin realized on the crane equipment sold in the third quarter that was previously rented under rental purchase option agreements is lower. Our used equipment sales from the fleet were approximately 137.4% of net book value compared to 148.2% for the three month period ended September 30, 2006.
     Parts Sales Gross Profit. For the three months ended September 30, 2007, our parts sales revenue gross profit increased $1.7 million, or 27.6%, to $7.8 million from $6.1 million for the same period in 2006, of which Burress contributed $0.6 million of the increase. The remaining increase was primarily attributable to higher parts sales. Gross profit margin in 2007 was 29.3%, up 0.1% from 29.2% in the same period last year.
     Services Revenues Gross Profit. For the three months ended September 30, 2007, our services revenues gross profit increased $1.7 million, or 19.0%, to $10.7 million from $9.0 million for the same period in 2006, of which Burress contributed $0.3 million of the increase. The increase is primarily attributable to higher services revenues resulting from our strategic focus of offering these services to our customers. Gross profit margin in 2007 was 63.7%, down 0.5% from 64.2% in the same period last year, primarily as a result of the mix of services sold.

     Non-Segmented Other Revenues Gross Profit. For the three months ended September 30, 2007, our non-segmented other revenues gross profit decreased $0.5 million, or (25.0)%, on a 7.5% improvement in revenues over the three months ended September 30, 2006, of which Burress contributed $0.1 million of the gross profit. Gross profit margin was 11.9% in the current year period, down 5.1% from 17.0% in the comparable period last year. The decline in gross profit margin is primarily related to higher hauling costs associated with the de-aging of our rental fleet through our fleet rotation process.
     Selling, General and Administrative Expenses. SG&A expenses increased $7.5 million, or 22.0%, to $41.6 million for the three months ended September 30, 2007 compared to $34.1 million for the same period last year. Burress SG&A expenses for the month of September 2007 were approximately $1.2 million. Of the remaining $6.3 million increase, approximately $3.3 million is related to higher employee salaries and wages and related employee expenses and $0.9 million is related to higher outside services, such as legal, professional and consulting costs. The remaining increase is the result of a net increase of approximately $1.8 million in other SG&A costs, which reflects the growth of the Company over the past year. The remaining $0.3 million increase is attributable to the amortization of intangible assets acquired in the Burress acquisition (see note 4 to the condensed consolidated financial statements for further information on the Burress acquisition). As a percent of total revenues, SG&A expenses were 15.4% over the three months ended September 30, 2007, down 1.3% from 16.7% in the prior year, reflecting the fixed cost nature of certain SG&A expenses combined with higher total revenues in the current year period.
     Other Income (Expense). For the three months ended September 30, 2007, our net other expenses decreased by $40.6 million to $9.0 million compared to $49.6 million for the same period in 2006. The $40.6 million decrease is substantially the result of a $40.8 million loss of early extinguishment of debt associated with our Refinancing in 2006 (see note 9 to the condensed consolidated financial information for further information on our Refinancing) compared to a $0.3 million loss on the early extinguishment of debt associated with the redemption of our senior secured notes on July 31, 2007 (see note 8 to the condensed consolidated financial statements for further information). Comparative interest expense decreased $0.1 million. Interest savings associated with the Refinancing and this quarter’s note redemption was substantially offset by (1) an increase in interest expense related to borrowings under our senior secured credit facility (from an increase in the amount of average borrowings and higher interest rates) and higher amortization costs related to the increase in related deferred financing costs associated with amendments to the senior secured credit facility in 2007 and 2006 and (2) an increase in interest costs on manufacturer flooring plans payable used to finance inventory purchases as a result on an increase in the amount of such payables combined with slightly higher interest rates.
     Income Taxes. Effective with the Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes.
     Income tax expense for the three months ended September 30, 2007 increased approximately $16.3 million to $13.1 million compared to a $3.2 million benefit taxes for the three months ended September 30, 2006. The provision for income taxes is based upon the expected effective tax rate applicable to the full year for both federal income taxes, which has a statutory income tax rate of 35%, and state income taxes. The effective income tax rate for the three months ended September 30, 2007 was 39.4% compared to 21.6% for the three months ended September 30, 2006. The increase is a result of our increased taxable income in 2007 that resulted in higher state income taxes. Also, our 2006 effective income tax rate was lower due to the impact of the reversal of our deferred tax asset valuation allowance, which created a current year income tax benefit, thereby lowering our estimated effective tax rate for 2006. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2007 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
     Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2007	2006	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$208,371	$185,333	$23,038	12.4%
New equipment sales	240,910	173,333	67,577	39.0%
Used equipment sales	110,190	97,387	12,803	13.1%
Parts sales	73,803	61,574	12,229	19.9%
Services revenues	46,599	39,782	6,817	17.1%
Non-Segmented revenues	33,595	31,472	2,123	6.7%

Total revenues	$713,468	$588,881	$124,587	21.2%

     Total Revenues. Our total revenues were $713.5 million for the nine months ended September 30, 2007 compared to $588.9 million for the same period in 2006, an increase of $124.6 million, or 21.2%. Total revenues related to Eagle for the nine months ended September 30, 2007 and 2006 were $29.7 million and $22.6 million, respectively. Total revenues related to Burress in the current year period were $10.1 million, which only includes the month of September 2007. As discussed below, revenues increased for all reportable segments.
     Equipment Rental Revenues. Our revenues from equipment rentals for the nine months ended September 30, 2007 increased $23.0 million, or 12.4%, to approximately $208.3 million from $185.3 million for the same nine month period in 2006. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $8.6 million, cranes increased $2.7 million, earthmoving increased $6.8 million, lift trucks increased $1.9 million and other equipment rentals increased $3.0 million. Total equipment rental revenues for the nine months ended September 30, 2007 and 2006 related to Eagle were $22.1 million and $17.8 million, respectively. Total equipment rental revenues for the current year period related to Burress were $1.3 million. The remaining increase is primarily the result of a larger fleet size available for rent. At September 30, 2007, we had approximately 19,465 pieces of rental fleet equipment, or 18,994 pieces of rental equipment fleet net of Burress, compared to 18,132 pieces of rental fleet equipment at December 31, 2006. We had 18,173 pieces of rental fleet equipment at September 30, 2006 compared to 14,341 pieces of rental fleet equipment at December 31, 2005.
     Average rental rates decreased 0.1% for the comparative periods. Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the nine months ended September 30 was approximately 40.8% in 2007 compared to 41.4% in 2006, a decrease of 0.6%. The decrease in comparative rental equipment dollar utilization is primarily the result of a 1.7% decrease in rental equipment time utilization (equipment usage based on customer demand) from 69.8% last year to 68.1% this year. We believe that the decrease in rental equipment time utilization is the result of several factors. Adverse weather conditions in the first quarter of the current year primarily in our Gulf Coast and Intermountain regions when compared to the prior year had a negative impact on our rental equipment time utilization. Rental revenues in the prior year first quarter also include the impact of strong demand for rental equipment related to the rebuilding efforts in the Gulf Coast region following hurricane Katrina.
     Additionally, our continued strategic focus on disposing of our older rental fleet has impacted rental equipment time utilization. We sometimes sell such equipment in “bulk packages” to international customers. During the second quarter ended June 30, 2007, the Asian markets provided us with an outlet for the profitable disposal of significant quantities of our older aerial work platform fleet. However, these package deals typically require a longer sales process due to additional documentation requirements and the time needed to prepare large quantities of machines for sale and transportation arrangements. This lag resulted in temporary softness in our rental equipment time utilization as our equipment is typically not on rental contract during this “get ready” period. As noted in the above quarterly discussion, rental equipment time utilization improved in the three month period ended September 30, 2007 compared to the three months ended September 30, 2006.
     Also contributing to our lower equipment time utilization in the current year period was a softer than expected aerial work platform market in our Florida rental operations during the current year. As a result of this market decline, we moved a portion of our Florida aerial work platform rental fleet to other geographic areas where we have operations and demand for that equipment is higher.
     New Equipment Sales Revenues. Our new equipment sales for the nine months ended September 30, 2007 increased approximately $67.6 million, or 39.0%, to $240.9 million from $173.3 million for the comparable period in 2006. Total new equipment sales revenues for the nine months ended September 30, 2007 and 2006 related to Eagle were $0.9 million and $0.4 million, respectively. Total new equipment sales revenues in the current year period related to Burress were $3.1 million. Sales of new cranes increased $62.6 million, new earthmoving sales increased $3.3 million, new aerial work platforms increased $1.8 million and other new equipment sales increased $1.0 million, primarily as a result of an increase in demand for new equipment and improved availability from most of our manufacturers. Partially offsetting these increases was a $1.1 million decrease in comparative new equipment sales of new lift trucks.
     Used Equipment Sales Revenues. Our used equipment sales increased $12.8 million, or 13.1%, to $110.2 million for the nine months ended September 30, 2007, from $97.4 million for the same period in 2006. Total used equipment sales revenues for the nine months ended September 30, 2007 and 2006 related to Eagle were $2.5 million and $1.7 million, respectively. Total used equipment sales revenues in the current year period related to Burress were $2.9 million. The remaining increase was primarily attributable to a strong current year quarter in used crane equipment sales from increased customer demand and the sale of crane equipment previously rented under rental purchase option agreements.
     Parts Sales Revenues. Our parts sales increased $12.2 million, or 19.9%, to $73.8 million for the nine months ended September 30, 2007 from approximately $61.6 million in the 2006 comparable period. Total parts sales revenues for the nine months ended September 30, 2007 and 2006 related to Eagle were $0.7 million and $0.3 million, respectively. Total parts sales revenues in the current year period related to Burress were $1.8 million. The remaining increase was primarily attributable to increased customer demand for equipment parts.
     Services Revenues. Our services revenues for the nine months ended September 30, 2007 increased $6.8 million, or 17.1%, to $46.6 million from $39.8 million for the same period last year and is primarily attributable to increased customer demand for service support resulting from our strategic focus on offering these services to our customers. Total services revenues for the nine months ended September 30, 2007 and 2006 related to Eagle were $0.9 million and $0.2 million, respectively. Total services revenues related to Burress in the current year period were $0.9 million, respectively.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine months ended September 30, 2007, our other revenue increased $2.1 million, or 6.7%, over the same period last year. Total non-segmented revenues for the nine months ended September 30, 2007 and 2006 related to Eagle were $2.6 million and $2.2 million, respectively. Total non-segmented other revenues in the current year period related to Burress were $0.1 million. The remaining increase is due to an increase in the volume in these services as a result of increased customer demand and a strategic focus on offering these services to our customers.
     Gross Profit.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2007	2006	Change	Change
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$106,437	$97,232	$9,205	9.5%
New equipment sales	32,035	21,718	10,317	47.5%
Used equipment sales	27,586	26,134	1,452	5.6%
Parts sales	21,579	18,075	3,504	19.4%
Services revenues	29,700	25,439	4,261	16.7%
Non-Segmented gross profit	3,483	4,467	(984)	(22.0)%

Total gross profit	$220,820	$193,065	$27,755	14.4%

     Total Gross Profit. Our total gross profit was $220.8 million for the nine months ended September 30, 2007 compared to $193.1 million for the nine months ended September 30, 2006, a $27.7 million, or 14.4%, increase. Gross profit increased primarily as a result of increased revenues in all reporting segments and the impact of the Eagle and Burress acquisitions. Total gross profit related to Eagle for the nine months ended September 30, 2007 and 2006 was $12.4 million and $10.8 million, respectively. Total gross profit in the current year period related to Burress was $2.3 million. Total gross profit margin for the nine months ended September 30, 2007 was 31.0%, a decrease of 1.8% from the 32.8% gross profit margin for the same nine month period in 2006. The decrease in gross profit margin is largely attributable to comparative revenue mix. The revenue mix of our business can have a significant impact on our related gross profit margins. For example, and as indicated below, our gross profit margin on equipment rentals is significantly higher than the gross profit margins we realize on new equipment sales. New equipment sales represented approximately 33.8% of our total revenues this year compared to 29.4% last year. Conversely, equipment rentals represented approximately 29.2% of our total revenues this year compared to 31.5% last year. This change in revenue mix had a negative impact on our comparative gross profit margins. Our gross profit increase and gross profit margin decline are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine months ended September 30, 2007 increased $9.2 million, or 9.5%, to $106.4 million from $97.2 million in the same period in 2006. The increase is primarily a result of a $23.0 million increase in rental revenues, which was offset by a $2.3 million net increase in rental expenses and a $11.5 million increase in rental equipment depreciation expense. Eagle contributed $11.6 million and $10.0 million of the equipment rental gross profit for the nine month periods ended September 30, 2007 and 2006, respectively. Burress rental operations contributed $0.4 million of the gross profit in the current year period. The increase in rental expenses is the net result of a $1.0 million decrease in operating lease costs and a $3.3 million increase in maintenance and repair costs and other costs as a result of maintaining a larger rental fleet. The decrease in operating lease costs is the result of our payoff of all rental fleet operating leases in the first quarter of 2006 with the proceeds of our initial public offering (see note 3 to the condensed consolidated financial statements for further information on our initial public offering). As a percentage of equipment rental revenues, maintenance and repair costs were 12.3% in 2007, down from 12.8% in the prior year. The increase in current year rental depreciation expense is the result of the incremental depreciation expense incurred on the rental equipment purchased under those operating leases combined with the higher depreciation expense associated with a larger rental fleet size, the impact of higher fleet replacement costs and incremental depreciation associated with the Burress rental equipment fleet. Gross profit margin in 2007 was 51.1%, down 1.4% from the 52.5% in the same period last year. This gross profit margin decline is primarily due to higher cost of sales related to depreciation expense combined with lower rental equipment time utilization as discussed in the Equipment Rental Revenues section above. Rental depreciation expense as a percentage of total equipment rental revenues was 32.7% and 30.6% for the nine month periods ended September 30, 2007 and 2006, respectively. Additionally, the growth in our distribution business has resulted in an increase in our rent-to-sell business. Our rent-to-sell business realizes a lower margin that our rent-to-rent business.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine months ended September 30, 2007 increased $10.3 million, or 47.5%, to $32.0 million compared to $21.7 million for the same period in 2006, of which Eagle contributed approximately $0.1 million in both of the respective periods. Burress new equipment sales contributed $0.4 million of the gross profit in the current year period. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenues from increased demand and improved availability of new equipment. Gross profit margin in 2007 was 13.3% compared to 12.5% in the same period last year. The increase in comparative gross margin realized in the current year quarter is primarily a result of improved margins on crane sales due to high market demand for crane equipment and the mix of cranes sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine months ended September 30, 2007 increased $1.5 million, or 5.6%, to $27.6 million from the $26.1 million for the same period in 2006, of which Eagle contributed $0.6 million and $0.5 million in the respective periods. Burress used equipment sales contributed $0.5 million of the gross profit in the current year period. Gross profit margin in 2007 was 25.0%, down 1.8% from 26.8% in the same period last year. This decrease in gross profit margin is related to the sale of older used equipment with less resale value and the mix of used equipment sold, primarily used cranes, which carry a higher net book value (and lower gross profit margin) due to the de-aging of our crane rental fleet since last year and the significantly higher original equipment cost for cranes compared to our other equipment product lines. Also, the gross margin realized on the crane equipment sold in the third quarter of the current year that was previously rented under rental purchase option agreements is lower. Our used equipment sales from the fleet were approximately 138.8% of net book value compared to 144.3% for the nine month period ended September 30, 2006.
     Parts Sales Gross Profit. For the nine months ended September 30, 2007, our parts sales revenue gross profit increased $3.5 million, or 19.4%, to $21.6 million from $18.1 million for the same period in 2006, of which Eagle contributed $0.3 million and $0.1 million in the respective periods. Burress parts sales contributed $0.6 million of the gross profit in the current period. The increase was primarily attributable to higher parts sales. Gross profit margin in 2007 was 29.2%, down 0.2% from 29.4% in the same period last year, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the nine months ended September 30, 2007, our services revenues gross profit increased $4.2 million, or 16.7%, to $29.7 million from $25.5 million for the same period in 2006, of which Eagle contributed $0.6 million and $0.1 million in the respective periods. Burress services revenue contributed $0.3 million of the gross profit in the current year period. The increase was primarily attributable to higher services revenues resulting from our strategic focus on offering these services to our customers. Gross profit margin in 2007 was 63.7%, down 0.2% from 63.9% in the same period last year, primarily as a result of the mix of services sold.

     Non-Segmented Other Revenues Gross Profit. For the nine months ended September 30, 2007, our non-segmented other revenues gross profit decreased $1.0 million, or (22.0)%, on a 6.7% improvement in revenues over the nine months ended September 30, 2006. Burress non-segmented other revenues contributed $0.1 million of gross profit in the current year period. Gross profit margin in 2007 was 10.4%, down 3.8% from 14.2% in the same period last year. This decrease is due to a $0.8 million gross loss in the current period related to Eagle’s non-segmented revenue operations combined with higher hauling costs associated with the de-aging of Eagle’s rental fleet through our fleet rotation process. The Eagle gross loss is due to the integration and start-up nature of such non-segmented revenues into Eagle operations, which were largely not part of Eagle’s operations in the first nine months of 2006.
     Selling, General and Administrative Expenses. SG&A expenses increased $8.6 million, or 7.9%, to $117.1 million for the nine months ended September 30, 2007 compared to $108.5 million for the same period last year. Included in SG&A in the prior year first quarter is an $8.0 million expense to terminate a management services agreement in connection with our initial public offering of common stock in February 2006 (see note 3 to the consolidated financial statements for further information on our initial public offering). This $8.0 million decrease in comparative SG&A was offset by an increase of $10.9 million in employee salaries and wages and related employee expenses, a $0.7 million increase in insurance costs, and a net increase of approximately $5.0 million in other SG&A costs. These increases are primarily a reflection of the Company’s growth over the last year, including approximately $1.2 million of SG&A expenses related to Burress for the month of September 2007. Stock-based compensation expense was $0.9 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. As a percent of total revenues, SG&A expenses for the nine months ended September 30, 2007 were 16.4%, down 2.0% from 18.4% in the prior year. The prior year $8.0 million expense described above comprised approximately 1.4% of total prior year SG&A as a percent of total 2006 revenues. The remaining 0.6% decrease in comparative SG&A reflects the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year.
     Other Income (Expense). For the nine months ended September 30, 2007, our net other expenses decreased by $43.3 million to $26.1 million compared to $69.4 million for the same period in 2006. The $43.3 million decrease is primarily the result of a $40.8 million loss on the early extinguishment of debt associated with our Refinancing in 2006 (see note 9 to the condensed consolidated financial statements for further information) compared to a $0.3 million loss on the early extinguishment of debt associated with the redemption of our senior secured notes on July 31, 2007 (see note 8 to the condensed consolidated financial statements for further information). Interest expense for the nine months ended September 30, 2007 was $26.6 million compared to $29.3 million in the prior year, a decrease of $2.7 million. The decrease in interest expense is due to several factors. The Refinancing transactions, as further described above, resulted in a net decrease in interest expense for the comparative periods of $5.1 million. Additionally, comparative interest expense incurred on our senior secured credit facility was approximately $1.0 million lower in the current year, largely as a result of a decrease in our average borrowings under the senior secured credit facility for the comparative nine month periods. These decreases in interest expense were offset by a $3.3 million increase in interest expense related to our manufacturer flooring plans payable used to finance inventory purchases, due to a combination of higher interest rates and higher average manufacturer flooring plans payable outstanding in the current year period.
     Income Taxes. Effective with the Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes.
     Income tax expense for the nine months ended September 30, 2007 increased approximately $27.2 million to $30.5 million compared to $3.3 million for the nine months ended September 30, 2006. The provision for income taxes is based upon the expected effective tax rate applicable to the full year for both federal income taxes, which has a statutory income tax rate of 35%, and state income taxes. The effective income tax rate for the nine months ended September 30, 2007 was 39.1% compared to 21.3% for the nine months ended September 30, 2006. The increase is a result of our increased taxable income in 2007 that resulted in higher state income taxes. Also, our 2006 effective income tax rate was lower due to the impact of the reversal of our deferred tax asset valuation allowance, which created a current year income tax benefit, thereby lowering our estimated effective tax rate for 2006. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2007 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash flows from operating activities for the nine months ended September 30, 2007 resulted in net cash provided by operating activities of $76.6 million. Our reported net income of $47.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, loss on early extinguishment of debt, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $129.0 million. These cash flows from operating activities were also positively impacted by an increase of $38.7 million in accounts payable and a $5.8 million increase in accrued expenses and other liabilities. Partially offsetting these positive cash flows were increases in our inventories of $53.7 million, an increase of $32.5 million in net accounts receivable, an increase of approximately $2.0 million in prepaid expenses and other assets, a $32.5 million increase in net accounts receivable, a $1.4 million decrease in deferred compensation payable and a net decrease of $7.3 million in manufacturing flooring plans payable.
     For the nine months ended September 30, 2006, our cash provided by operating activities was $71.1 million. Our cash flows from operations were primarily attributable to our reported net income of $12.2 million, which, when adjusted for non-cash expense items, such as depreciation, taxes and amortization, and net gains on the sale of long-lived assets provided positive cash flows of $97.8 million. These cash flows from operating activities were positively impacted by an increase of $5.5 million in accounts payable, and a net increase of $36.3 million in manufacturer flooring plans payable, primarily due to an increase in inventory purchases. Offsetting these positive cash flows in operating activities were increases of $58.3 million in inventories and net cash payments of $8.5 million in deferred compensation liabilities. Also, as discussed in note 3 to the condensed consolidated financial statements, we used a portion of the proceeds from our initial public offering to pay approximately $8.6 million of deferred compensation liabilities.
     Cash flow for investing activities. For the nine months ended September 30, 2007, cash used in our investing activities was approximately $148.1 million. This is a net result of our acquisition of Burress (see note 4 to the condensed consolidated financial statements for further information on the Burress acquisition) resulting in a cash outflow of $99.8 million, combined with rental and non-rental equipment purchases of $140.5 million, which was partially offset by proceeds from the sales of rental and non-rental equipment totaling $92.3 million. For the nine months ended September 30, 2006, cash used in our investing activities was $166.8 million. This is a net result of our acquisition of Eagle requiring a cash outflow of $56.9 million (see note 4 to the condensed consolidated financial statements for further information on the Eagle acquisition) combined with rental and non—rental equipment purchases of $187.7 million offset by $77.9 million in cash proceeds from the sale of rental and non—rental equipment.
     Cash flow from financing activities. For the nine months ended September 30, 2007, cash provided by our financing activities was approximately $64.1 million. Our total borrowings during the period under our senior secured credit facility were $754.6 million and total payments under the senior secured credit facility in the same period were $682.0 million. We also purchased $0.4 million of treasury stock and made payments under our related party obligation of $0.2 million. We made principal payments on our notes payable of $0.4 million and payments on capital lease obligations were $2.3 million. On July 31, 2007, we redeemed all of our remaining outstanding 11 1/8% Senior Secured Notes due 2012, having an aggregate principal amount of $4.5 million (see note 8 to the condensed consolidated financial statements for further information on our senior secured notes redemption). We also paid $0.5 million of deferred financing costs in connection with our Second Amended and Restated Credit Agreement (see discussion below regarding amendments to our senior secured credit facility).
     Cash provided by our financing activities for the nine months ended September 30, 2006 was $95.2 million. We completed an initial public offering of our common stock in February 2006, resulting in total net proceeds to us, after deducting underwriting commissions and other fees and expenses, of approximately $207.0 million (see note 3 to the condensed consolidated financial statements for further information related to our initial public offering). Our total borrowings under the senior secured credit facility were $718.8 million and total payments under the senior secured credit facility were $799.0 million. Financing costs paid in cash related to an amendment to our senior secured credit facility totaled $0.2 million and $1.6 million in financing costs were paid related to the amended and restated senior credit facility.
Senior Secured Credit Facility Amendments
     On August 4, 2006, and concurrently with our Refinancing, we entered into an Amended and Restated Credit Agreement, amending and restating our senior secured credit facility primarily to, (i) increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million; (ii) reduce the applicable unused line fee margin” in respect of undrawn commitments to 0.25%,; (iii) increase the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value to the lesser of 100% of net book value or 85% of orderly liquidation value; (iv) extend the maturity date of the facility from February 10, 2009 to August 4, 2011; and (v) add H&E Equipment Services (California), LLC as a borrower. Furthermore, the Amended Credit Agreement changed the measurement frequency of our computed “Leverage Ratio” from a monthly calculation to a quarterly calculation We paid $1.4 million to the “Lenders” in connection with this transaction and incurred other transaction costs of approximately $0.2 million.
     On September 1, 2007, and in connection with our acquisition of Burress, we entered into a Second Amended and Restated Credit

Agreement, by and among the Company, Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., Burress, General Electric Capital Corporation, as Agent, and the “Lenders” (as defined therein) amending and restating our Restated Credit Agreement dated as of August 4, 2006 and pursuant to which, among other things, (i) the principal amount of availability of the credit facility was increased from $250.0 million to $320.0 million, (ii) an incremental facility, at Agent’s and Company’s mutual agreement, in an aggregate amount of up to $130.0 million at any time after the closing of the amendment, subject to existing and/or new lender approval, was added, and (iii) Burress was added as a guarantor. We paid $0.4 million to the lenders in connection with this transaction and $0.1 million in other transaction costs.
     On November 7, 2007, we amended the Second Amended and Restated Credit Agreement in Connection with our stock repurchase program announced on November 8, 2007, to allow such stock repurchase program, subject to certain restrictions.
     As of November 6, 2007, we had $229.6 million of available borrowings under our senior secured credit facility, net of $7.3 million of outstanding letters of credit.
Cash Requirements Related to Operations
     Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our amended and restated senior secured credit facility. In February 2006, we also completed an initial public offering of our common stock (see note 3 to the condensed consolidated financial statements for further information on our initial public offering).
     Our principal uses of cash have been to fund operating activities and working capital, purchase of rental fleet equipment and property and equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In February 2006, we completed the Eagle acquisition and most recently, in September 2007, we completed the Burress acquisition (see note 4 to the condensed consolidated financial statements for further information on each acquisition). In the future, we may pursue additional strategic acquisitions. In addition, we expect to use cash from working capital and/or borrowings under the senior secured credit facility to fund the repurchases of the Company’s common stock pursuant to the stock repurchase program announced on November 8, 2007, under which the Company may purchase up to $100 million of the Company’s outstanding common stock. In connection with the stock repurchase program, we amended our senior secured credit facility to allow such stock repurchase program, subject to certain restrictions. The repurchase program is expected to continue until December 31, 2008 unless extended or shortened by the Board of Directors. We anticipate that the above described uses will be the principal demands on our cash in the future.
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine months ended September 30, 2007 were $199.9 million, including $59.3 million of non-cash transfers from new and used equipment to rental fleet inventory, to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the nine months ended September 30, 2007 were $12.3 million. We anticipate that our gross rental fleet capital expenditures for the remainder of 2007 will be used to primarily replace the rental fleet equipment we anticipate selling during 2007. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash flow from operating activities and, if required, from borrowings under our senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Should we pursue any other strategic acquisitions during the remainder of 2007, the funding of the cash consideration for those acquisitions will be largely dependent upon available borrowings under our senior secured credit facility.
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
Contractual and Commercial Commitments Summary
     Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of September 30, 2007. Amounts for 2007 represent the period October 1, 2007 through December 31, 2007.

	Payments Due by Year
	Total	2007	2008-2009	2010-2011	Thereafter
	(Dollars in thousands)
Long-term debt (including senior unsecured notes payable)	$250,807	$7	$58	$58	$250,684
Interest payments on senior unsecured notes (1)	188,438	—	41,875	41,875	104,688
Senior secured credit facility	81,514	—	—	—	81,514
Interest payments on senior secured credit facility (2)	23,816	1,562	12,392	9,862	—
Related party obligation (including interest) (3)	525	75	450	—	—
Capital lease obligations (4)	2,438	27	231	259	1,921
Operating leases (5)	72,529	2,873	18,930	12,405	38,321
Other long-term obligations (6)	160,923	10,834	83,517	56,958	9,614

Total contractual cash obligations	$780,990	$15,378	$157,453	$121,417	$486,742

(1)	Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all periods using rates in effect on September 30, 2007.

(2)	Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all future periods using rates in effect on September 30, 2007.

(3)	Payments under the consulting and non-competition agreement with Mr. Thomas Engquist.

(4)	This includes a capital lease for which the related liabilities have been recorded at the present value of future minimum lease payments due under this lease.

(5)	This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.

(6)	Includes $160.5 million in manufacturer flooring plans payable, which is used by the Company to finance purchases of inventory and rental equipment.
     Additionally, as of September 30, 2007, we have standby letters of credit totaling $7.3 million that expire in January 2008 and September 2008.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates due to the fact that interest on our amended senior secured credit facility is calculated based upon LIBOR plus 125 basis points as of September 30, 2007. At September 30, 2007, we had $81.5 million of outstanding borrowings under our senior secured credit facility. The interest rate in effect on those borrowings at September 30, 2007 was approximately 7.60%. A 1.0% increase in the effective interest rate on our outstanding borrowings at September 30, 2007, would increase our interest expense by approximately $0.8 million on an annualized basis. We do not have significant exposure to changing interest rates as of September 30, 2007 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
Item 4. Controls and Procedures
     Management’s Quarterly Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
     Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other information.
     None.
Item 6. Exhibits.
     A. Exhibits
2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 31, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

10.1	Second Amended and Restated Credit Agreement, dated as of September 1, 2007, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., J.W. Burress, Incorporated, General Electric Capital Corporation, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.
Dated: November 8, 2007	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2007	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX
2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 31, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

10.1	Second Amended and Restated Credit Agreement, dated as of September 1, 2007, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., J.W. Burress, Incorporated, General Electric Capital Corporation, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).