Form 10-K
period 2007-12-31
H&E Equipment Services, Inc.
filed 2008-03-07
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $507,533,509 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter).
As of March 3, 2008, there were 36,495,058 shares of common stock, par value $0.01 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2007.

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
•	general economic conditions and construction activity in the markets where we operate in North America;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our substantial leverage;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire, including our recently completed acquisition of J.W. Burress, Incorporated (“Burress”);

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under Item 1A — Risk Factors or elsewhere in this Annual Report on Form 10-K.
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
SPECIAL NOTE REGARDING THE REGISTRANT
     In connection with our initial public offering of our common stock in February 2006, we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“H&E Holdings”) into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and a wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of the initial public offering on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the merger reincorporation as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed under operation of law pursuant to the reincorporation merger. In these transactions, holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. We refer to these transactions collectively in this Annual Report on Form 10-K as the “Reorganization Transactions.” Unless we state otherwise, the information in this Annual Report on Form 10-K gives effect to these Reorganization Transactions. Also, except where specifically noted, references in this Annual Report on Form 10-K to “the Company,” “we” or “us” mean H&E Equipment Services L.L.C. for periods prior to February 3, 2006, and H&E Equipment Services, Inc. for periods on or after February 3, 2006.

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
     By providing rental, sales, parts, repair and maintenance functions under one roof, we offer our customers a one-stop solution for their equipment needs. This full-service approach provides us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, used and new equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enables us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we have developed throughout our history as an integrated services company provide us with a competitive advantage over rental-focused companies and equipment distributors. In addition, our focus on four core categories of heavy construction and industrial equipment enables us to offer specialized knowledge and support to our customers. For the year ended December 31, 2007, we generated total revenues of approximately $1.003 billion. The pie charts below illustrate a breakdown of our revenues and gross profits for the year ended December 31, 2007 by business segment (see note 21 to our consolidated financial statements for further information regarding our business segments):

Revenue by Segment	Gross Profit by Segment
($ in millions)	($ in millions)

     We have operated, through our predecessor companies, as an integrated equipment services company for approximately 47 years and have built an extensive infrastructure that includes 63 full-service facilities (as of March 3, 2008) located throughout the high growth West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.
Products and Services
     Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2007, consisted of 20,079 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $803.2 million and an average age of approximately 31.8 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.
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
     Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2007, approximately 82.4% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and service business for us.
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
     Well-Developed Infrastructure. We have built an infrastructure that as of March 3, 2008 includes a network of 63 full-service facilities, and a workforce that includes a highly-skilled group of approximately 850 service technicians and an aggregate of approximately 250 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.
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
     Experienced Management Team. Our senior management team is led by John M. Engquist, our President and Chief Executive Officer, who has approximately 33 years of industry experience. Our senior and regional managers have an average of approximately 22 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.
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
     Grow our Parts and Service Operations. Our strong parts and services operations are keystones of our integrated equipment services platform and together provide us with a relatively stable high-margin revenue source. Our parts and services operation helps us develop strong, ongoing customer relationships, attract new customers and maintain a high-quality rental fleet. We intend to further grow this product support side of our business and further penetrate our customer base.
     Enter Carefully Selected New Markets. We intend to continue to strategically expand our network to solidify our presence in the attractive, contiguous regions where we operate. We have a proven track record of successfully entering new markets and we look to add new locations that offer attractive growth opportunities, high demand for construction and heavy equipment, and contiguity to our existing markets. In addition to the 12 locations we added through the acquisition of Burress, we also added three new start-up locations during the year ended December 31, 2007.
     Make Selective Acquisitions. The equipment industry is fragmented and includes a large number of relatively small, independent businesses servicing discrete local markets. Some of these businesses may represent attractive acquisition candidates. We intend to evaluate and pursue acquisitions on an opportunistic basis, with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position.
History
     Through our predecessor companies, we have been in the equipment services business for approximately 47 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.
     In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed under operation of law pursuant to the reincorporation merger.
Customers
     We serve approximately 31,200 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2007, no single customer accounted for more than 2.0% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 9.0% of our total revenues in 2007.
Sales and Marketing
     We have two distinct, focused sales forces; one specializing in equipment rentals and one focused specifically on new and used equipment sales. We believe maintaining separate sales forces for equipment rental and sales is important to our customer service, allowing us to effectively meet the demands of different types of customers.
     Both our rental sales force and equipment sales force, together comprising approximately 250 sales people as of December 31, 2007, are divided into smaller, product focused teams which enhances the development of in-depth product application and technical expertise. To further develop knowledge and experience, we provide our sales force with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of new equipment. This training is essential, as our sales personnel regularly call on customers’ job sites, often assisting customers in assessing their immediate and ongoing equipment needs. In addition, we have a commission-based compensation program for our sales force.
     We maintain a company-wide customer relationship management system. We believe that this comprehensive customer and sales management tool enhances our territory management program by increasing the productivity and efficiency of our sales representatives and branch managers as they are provided real-time access to sales and customer information.
     We have developed strategies to identify target customers for our equipment services in all markets. These strategies allow our sales force to identify frequent rental users, function as advisors and problem solvers for our customers and accelerate the sales process in new operations.
     While our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including industry publications, direct mail campaigns, the Internet and Yellow Pages.
Suppliers
     We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 60.1% of our new equipment and rental fleet from four manufacturers during the year ended December 31, 2007. These relationships improve our ability to negotiate equipment acquisition pricing. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and service that in many cases are covered under the manufacturer’s warranty. We are a leading distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat, Yale Material Handling, Grove and Manitowoc. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.
Information Technology Systems
     We have specialized information systems that track (1) rental inventory utilization statistics; (2) maintenance and repair costs; (3) returns on investment for specific equipment types; and (4) detailed operational and financial information for each piece of equipment. These systems enable us to closely monitor our performance and actively manage our business, and include features that were custom designed to support our integrated services platform. The point-of-sale aspect of our systems enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. In addition, our systems include, among other features, on-line contract generation, automated billing, applicable sales tax computation and automated rental purchase option calculation. We customized our customer relationship management system to enable us to more effectively manage our business. This customer relationship management system provides sales and customer information, a quote system and other organizational tools to assist our sales forces. In addition, we maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers’ owned-equipment and enables us to more effectively provide parts and service to meet their needs. All of our critical systems run on servers and other equipment that is current technology and available from major suppliers and serviceable through existing maintenance agreements.
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
Competition
     The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and service support. Although there has been some past consolidation within the equipment industry, it remains fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals, Hertz Equipment Rental and RSC Equipment Rental) to small, independent businesses with a limited number of locations.
     We believe that participants in the equipment rental industry generally compete on the basis of availability, quality, reliability, delivery and price. In general, large operators enjoy substantial competitive advantages over small, independent rental businesses due to a distinct price advantage. Although many rental equipment companies have either announced plans to begin or have begun to provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the training, infrastructure and management resources necessary to develop the breadth of service offerings and depth of knowledge our service technicians are able to provide. Some of our competitors have significantly greater financial, marketing and other resources than we do.
     Traditionally, equipment manufacturers distributed their equipment and parts through a network of independent dealers with distribution agreements. As a result of consolidation and competition, both manufacturers and distributors sought to streamline their operations, improve their costs and gain market share. Our established, integrated infrastructure enables us to compete directly with our competitors on either a local, regional or national basis. We believe customers place greater emphasis on value-added services, teaming with equipment rental and sales companies who can meet all of their equipment, parts and service needs.

Environmental and Safety Regulations
     Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. These laws regulate (1) the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by pollutants; (2) air quality; and (3) wastewater. We do not currently anticipate any material adverse effect on our business or financial condition or competitive position as a result of our efforts to comply with such requirements. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls or compliance.
     In the future, federal, state or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters, or effect a change in their enforcement of existing laws or regulations, that could affect our operations. Also, in the future, contamination may be found to exist at our facilities or off-site locations where we have sent wastes. There can be no assurance that we, or various environmental regulatory agencies, will not discover previously unknown environmental non-compliance or contamination. We could be held liable for such newly-discovered non-compliance or contamination. It is possible that changes in environmental and worker health and safety laws or liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.
Employees
     As of December 31, 2007, we had approximately 2,095 employees. Generally, the total number of employees does not significantly fluctuate throughout the year, although acquisition activity may significantly increase the number of our employees. Of these employees, 707 are salaried personnel and 1,388 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to three branch locations cover approximately 105 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.
Recent Developments
     Burress Acquisition. We completed, effective as of September 1, 2007, and funded on September 4, 2007, the previously announced acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”). The Burress purchase price was funded from available cash on hand and borrowings under our senior secured credit facility. Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States. We had no material relationship with Burress prior to the acquisition. The name of Burress was changed to H&E Equipment Services (Mid-Atlantic), Inc., effective September 4, 2007. This acquisition marks our initial entry into three of the four Mid-Atlantic states where Burress had existing operations and is consistent with our business strategy. See note 4 to the consolidated financial statements for further information on the Burress acquisition.
     Senior Secured Credit Facility Amendment. On September 1, 2007, and in connection with our acquisition of Burress, we entered into a Second Amended and Restated Credit Agreement, by and among the Company, Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., Burress, General Electric Capital Corporation, as Agent, and the “Lenders” (as defined therein) amending and restating our Amended and Restated Credit Agreement dated as of August 4, 2006 and pursuant to which, among other things, (i) the principal amount of availability of the credit facility was increased from $250.0 million to $320.0 million, (ii) an incremental facility, at Agent’s and Company’s mutual agreement, in an aggregate amount of up to $130.0 million at any time after the closing of the amendment, subject to existing and/or new lender approval, was added, and (iii) Burress was added as a guarantor. We paid $0.4 million to the lenders in connection with this transaction and $0.1 million in other transaction costs.

     Stock Repurchase Program. On November 8, 2007, our Board of Directors authorized a stock repurchase program, under which we may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of our outstanding common stock. The repurchase program is expected to continue until December 31, 2008 unless extended or shortened by the Board of Directors. In connection with the stock repurchase program, on November 7, 2007, we amended our Second Amended and Restated Credit Agreement to allow such stock repurchase program, subject to certain restrictions. See also Item Part II, Item 5 of this Annual Report on Form 10-K, “Issuer Purchases of Equity Securities,” for further information on our stock repurchases.
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
     We have a substantial amount of indebtedness. As of December 31, 2007, our total indebtedness was $375.0 million, consisting of the aggregate amounts outstanding under our senior secured credit facility ($120.6 million), senior unsecured notes ($250.0 million), notes payable ($2.0 million) and capital lease obligation ($2.4 million). Our borrowings under the senior secured credit facility as well as letters of credit outstanding under the senior secured credit facility ($6.0 million at December 31, 2007) are first-priority secured debt and effectively senior to our senior unsecured notes. Additionally, the senior unsecured notes were effectively subordinated to our notes payable obligations, capital lease obligation and our obligations under $162.9 million of first-priority secured manufacturer floor plan financings (to the extent of the value of their collateral).
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
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. An inability to service our indebtedness could lead to a default under our senior secured credit facility and the indentures governing senior unsecured notes, which may result in an acceleration of our indebtedness.
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
     Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indentures governing the senior unsecured notes and the senior secured credit facility agreement may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. See also Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
Our senior secured credit facility and the indentures governing our senior unsecured notes contain covenants that limit our ability to finance future operations or capital needs, or to engage in other business activities.
     The operating and financial restrictions and covenants in our debt agreements, including the senior secured credit facility, and the indentures governing our senior unsecured notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio (as defined) in the event that our excess borrowing availability is below $25 million. The imposition of the minimum fixed charge coverage ratio may require that we limit our permitted capital expenditures, take action to reduce debt or act in a manner contrary to our business objectives. In addition, the senior secured credit facility and the indentures governing the senior unsecured notes contain certain covenants that, among other things, restrict our and our restricted subsidiaries’ ability to:
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
     These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions contained in the senior secured credit facility could lead to an event of default, which could result in an acceleration of our indebtedness. Such an acceleration would constitute an event of default under the indentures governing the senior unsecured notes. A failure to comply with the restrictions in the senior unsecured notes indenture could result in an event of default under those indentures. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit facility, the indentures or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the senior unsecured notes. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business financial condition and results of operation could be materially and adversely affected.
Concentration of ownership among our existing executives, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
     As of December 31, 2007, Bruckman, Rosser, Sherill & Co. II, L.P. and Bruckman, Rosser, Sherill & Co., L.P. (collectively “BRS”) and their affiliates beneficially owned securities representing approximately 39.8% of the voting power of our outstanding common stock and our executives, directors and principal stockholders beneficially own, in the aggregate, securities representing approximately 53.1% of the voting power of our outstanding common stock. Accordingly, these stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of significant corporate transactions, including mergers or sales of substantially all of our assets. This concentration of ownership will limit other stockholders’ ability to influence corporate actions. The concentration of ownership may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. We cannot assure that the interests of these stockholders will not conflict with your interests. In addition, our interests may conflict with these stockholders in a number of areas relating to our past and ongoing relationships, including:
•	the timing and manner of any sales or distributions by these stockholders of all or any portion of its ownership interest in us;

•	business opportunities that may be presented to BRS and its affiliates and to our directors associated with BRS; and

•	competition between BRS and its affiliates and us within the same lines of business.
     For additional information regarding the share ownership of, and or relationships with, certain stockholders, you should read the information under Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Item 13—Certain Relationships and Related Transactions, and Director Independence.
If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report financial results or prevent fraud.
      Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm the Company’s business. The Company must annually evaluate its internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. If the Company fails to remedy or maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, the Company could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.
      In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect the Company’s financial condition. There can be no assurance that the Company will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that the Company’s management and its independent registered public accounting firm will continue to conclude that the Company’s internal controls are effective.

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
     Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:
•	seasonal sales and rental patterns of our construction customers, with sales and rental activity tending to be lower in the winter months;

•	severe weather and seismic conditions temporarily affecting the regions where we operate;

•	cyclical nature of our customers’ business, particularly our construction customers;

•	changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;

•	general economic conditions in the markets where we operate;

•	the effectiveness of integrating acquired businesses, including our recent Buress acquisition consummated on September 1, 2007, and new start-up locations; and

•	timing of acquisitions and new location openings and related costs.
     In addition, we incur various costs when integrating newly acquired businesses or opening new start-up locations, and the profitability of a new location is generally expected to be lower in the initial months of operation.
We purchase a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business, as we may be unable to obtain adequate or timely rental and sales equipment.
     Currently, we purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2007, we purchased approximately 60% of our rental and sales equipment from four manufacturers. Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.
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
     Although for the year ended December 31, 2007, we sold used equipment from our rental fleet at an average selling price of approximately 137.6% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse affect on our business, financial condition or results of operations.
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
     We may not have sufficient management, financial and other resources to integrate and consolidate any future acquisitions and we may be unable to operate profitably as a consolidated company. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses we acquire in the future could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business.

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
We may not be able to successfully integrate the recently acquired Burress business or achieve expected results.
     The Burress acquisition expands our presence into the Mid-Atlantic region in three states where we previously did not operate. We may experience difficulties in successfully operating in this new market and in integrating Burress’s business with our own, which could increase our costs or adversely impact our ability to operate our business.
We are dependent on key personnel. A loss of key personnel could have a material adverse effect on our business, which could result in a decline in our revenues and profitability.
     We are dependent on the experience and continued services of our senior management team, including Mr. Engquist. Mr. Engquist has approximately 33 years of industry experience and has served as an officer of Head and Engquist since 1990, a director of Gulf Wide since 1995, an officer and director of H&E LLC since its formation in June 2002 and an officer and director of H&E Equipment Services, Inc. since its inception. If we lose the services of any member of our senior management team, particularly Mr. Engquist, and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our strategy.
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
     Our market areas in the southeastern United States are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In late summer 2005, Hurricane Katrina and Hurricane Rita struck the Gulf Coast region of the United States and caused extensive and catastrophic physical damage to those areas. While Hurricane Katrina and Hurricane Rita did not have a material adverse effect on our business or results of operations, future hurricanes could affect our operations or the economies in those market areas and result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of March 3, 2008, we had a network of 63 full-service facilities, serving approximately 31,200 customers across 21 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States.
     In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. We own 7 of our locations and lease 56 locations. Our leases typically provide for varying terms and renewal options. The number of multiple branch locations in each city is indicated by parentheses. The following table provides data on our locations:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama		Mississippi
Birmingham	Leased	Jackson	Leased
Arizona		Montana
Phoenix	Leased	Billings	Leased
Tucson	Leased	Belgrade	Leased
Arkansas		Missoula	Leased
Little Rock	Owned	New Mexico
Springdale	Owned	Albuquerque	Leased
California		Nevada
Bakersfield	Leased	Las Vegas	Leased
La Mirada	Leased	Reno	Leased
San Diego	Leased	North Carolina
Santa Fe Springs	Owned	Arden	Leased
Fontana	Leased	Charlotte(2)	Leased(2)
Colorado		Raleigh	Leased
Denver	Leased	Winston-Salem	Leased
Colorado Springs	Leased	Oklahoma
Florida		Oklahoma City	Leased
Fort Myers	Leased	Tulsa	Leased
Fort Pierce	Leased	South Carolina
Jacksonville	Leased	Charleston	Leased
Orlando	Leased	Columbia	Leased
Pompano Beach	Leased	Greenville	Leased
Tampa	Leased	Tennessee
Georgia		Memphis	Leased
Atlanta	Leased	Texas
Idaho		Austin	Leased
Boise	Leased	Corpus Christi	Leased
Coeur D’Alene	Leased	Dallas(2)	Leased(2)
Louisiana		Houston(2)	Leased(2)
Alexandria	Leased	San Antonio	Owned
Baton Rouge	Leased	Utah
Belle Chasse	Leased	Ogden	Leased
Gonzales	Leased	Salt Lake City	Leased
Kenner	Leased	St. George	Leased
Lafayette	Leased	Virginia
Lake Charles	Leased	Norfolk	Leased
Shreveport(2)	Leased(2)	Richmond	Owned
Maryland		Roanoke	Owned
Baltimore	Owned	Warrenton	Leased
     Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 5 to 140 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.
     Our corporate headquarters employs approximately 190 people. Our corporate headquarters are located in Baton Rouge, Louisiana, where we occupy approximately 22,400 square feet under a lease that extends until February 28, 2011. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

Item 3. Legal Proceedings
     From time to time, we are party to various legal actions in the normal course of our business. We believe that we are not party to any litigation, that, if adversely determined, would have a material adverse effect on our business, financial condition, result of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of our security holders during the fourth quarter of 2007.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
          Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for our common stock as reported by Nasdaq for our years ended December 31, 2006 and 2007. In connection with our initial public offering in 2006, our common stock was priced for initial sale on January 31, 2006. There was no established public trading market for our common stock prior to that date.

	High	Low
Year ended December 31, 2006
First quarter (beginning January 31, 2006)	$29.90	$20.25
Second quarter	42.05	23.20
Third quarter	31.73	22.39
Fourth quarter	27.63	22.82
Year ended December 31, 2007
First quarter	$27.61	$21.30
Second quarter	27.74	20.33
Third quarter	30.47	16.59
Fourth quarter	19.97	15.12
Holders
     On March 3, 2008, we had 44 stockholders of record of our common stock.
Dividends
     We have never paid or declared any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to declare and pay dividends is restricted by covenants in our senior secured credit facility and the indentures governing our senior unsecured notes and may be further limited by instruments governing future outstanding indebtedness we or our subsidiaries may incur.
Securities Authorized for Issuance Under Equity Compensation Plans.
     For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph
     The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc. common stock for the period January 31, 2006, the date our initial public offering was priced for initial sale, through and including December 31, 2007, with the cumulative return of (1) the Russell 2000 Index; (2) a former peer group selected by us in our Annual Report on Form 10-K for the year ended December 31, 2006; and (3) a current peer group selected by us. We have elected to modify our former peer group because we believe the current peer group is more reflective of our business and provides a broader comparison group for stock performance.
     The former peer group consisted of only one company — United Rentals, Inc. The companies in the current peer group include United Rentals, Inc., RSC Holdings, Inc., Hertz Global Holdings, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. RSC Holdings, Inc. is included in the current peer group beginning on May 23, 2007, the date its initial public offering was priced for initial sale.
     The Performance Graph comparison assumes $100 was invested in our common stock on January 31, 2006 and in each of the indices. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. No cash dividends have been declared on our common stock. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	1/31/06	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07

H&E Equipment Services, Inc.	$100.00	$161.78	$163.61	$135.50	$137.61	$119.44	$154.11	$99.89	$104.89
Russell 2000 Index	100.00	104.56	99.31	99.75	108.63	110.74	115.63	112.05	106.93
Current Peer Group	100.00	106.17	101.26	91.93	106.14	124.28	142.99	134.37	106.03
Former Peer Group	100.00	117.71	109.11	79.32	86.76	93.82	111.02	109.76	62.64

Issuer Purchases of Equity Securities.
     The following table provides information with respect to purchases we made of our common stock during the year ended December 31, 2007:

Total
Number of
			Shares	Approximate
			Purchased	Dollar Value
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
	Purchased	per Share	Program(1)	Program(1)

December 5, 2007 through December 31, 2007	708,491	$18.27	708,491	$87,059,326

Total	708,491	$18.27	708,491	$87,059,326

(1)	On November 8, 2007, our Board of Directors authorized a stock repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of the Company’s outstanding common stock. The repurchase program is expected to continue until December 31, 2008 unless extended or shortened by the Board of Directors. We expect to fund the repurchases of the Company’s common stock with working capital and/or borrowings under our existing senior secured credit facility.
     Subsequent to December 31, 2007, and as of March 3, 2008, we had repurchased an additional 972,790 shares of our common stock totaling approximately $15.8 million under the stock repurchase program.
Item 6. Selected Financial Data
     The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2004 and 2003 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2007(1)	2006(2)	2005	2004	2003
		(Amounts in thousands, except per share amounts)
Statement of income data(3):
Revenues:
Equipment rentals	$286,573	$251,374	$190,794	$160,342	$153,851
New equipment sales	355,178	241,281	156,341	116,907	81,692
Used equipment sales	148,742	133,897	111,139	84,999	70,926
Parts sales	102,300	82,106	70,066	58,014	53,658
Services revenues	64,050	53,699	41,485	33,696	33,349
Other	46,291	42,012	30,385	24,214	20,510

Total revenues	1,003,134	804,369	600,210	478,172	413,986

Cost of revenues:
Rental depreciation	94,211	78,159	54,534	49,590	55,244
Rental expense	45,374	40,582	47,027	50,666	49,696
New equipment sales	307,897	211,158	137,169	104,111	73,228
Used equipment sales	112,351	97,765	84,696	67,906	58,145
Parts sales	71,791	57,909	49,615	41,500	39,086
Services revenues	23,076	19,206	15,417	12,865	13,043
Other	42,394	36,409	30,151	28,246	26,433

Total cost of revenues	697,094	541,188	418,609	354,884	314,875

Gross profit:
Equipment rentals	146,988	132,633	89,233	60,086	48,911
New equipment sales	47,281	30,123	19,172	12,796	8,464
Used equipment sales	36,391	36,132	26,443	17,093	12,781
Parts sales	30,509	24,197	20,451	16,514	14,572
Services revenues	40,974	34,493	26,068	20,831	20,306
Other	3,897	5,603	234	(4,032)	(5,923)

Total gross profit	306,040	263,181	181,601	123,288	99,111

Selling, general and administrative expenses(4)	165,048	143,615	111,409	97,525	93,054
Loss from litigation	—	—	—	—	17,434
Related party expense	—	—	—	—	1,275
Gain on sales of property and equipment	469	479	91	207	80

Income (loss) from operations	141,461	120,045	70,283	25,970	(12,572)

Other income (expense):
Interest expense(5)	(36,771)	(37,684)	(41,822)	(39,856)	(39,394)
Loss on early extinguishment of debt(6)	(320)	(40,771)	—	—	—
Other, net	1,045	818	372	149	221

Total other expense, net	(36,046)	(77,637)	(41,450)	(39,707)	(39,173)

Income (loss) before income taxes	105,415	42,408	28,833	(13,737)	(51,745)
Income tax provision (benefit)	40,789	9,694	673	—	(5,694)

Net income (loss)	$64,626	$32,714	$28,160	$(13,737)	$(46,051)

Net income (loss) per common share:
Basic	$1.70	$0.89	$1.10	$(0.54)	$(1.81)

Diluted	$1.70	$0.88	$1.10	$(0.54)	$(1.81)

Weighted average common shares outstanding (7):
Basic	38,065	36,933	25,492	25,492	25,492

Diluted	38,065	36,982	25,492	25,492	25,492

	For the Year Ended December 31,
	2007(1)	2006(2)	2005	2004	2003
		(Amounts in thousands)
Other financial data:
Depreciation and amortization(8)	$104,281	$85,122	$59,860	$53,527	$59,159
Statement of cash flows:
Net cash provided by operating activities	104,094	117,729	35,904	5,639	19,344
Net cash provided by (used in) investing activities	(188,647)	(191,988)	(83,075)	(11,753)	20,908
Net cash provided by (used in) financing activities	90,012	77,935	49,440	5,581	(39,759)

	As of December 31,
	2007(1)	2006(2)	2005	2004	2003

		(Amounts in thousands)
Balance sheet data:
Cash	$14,762	$9,303	$5,627	$3,358	$3,891
Rental equipment, net	577,628	440,454	308,036	243,630	261,154
Goodwill	54,731	30,573	8,572	8,572	8,572
Deferred financing costs, net	8,628	9,296	8,104	10,077	11,235
Intangible assets, net	10,642	34	80	174	—
Total assets	1,012,853	759,942	530,697	408,669	409,393
Total debt(9)	374,951	265,965	349,902	299,392	292,042
Stockholders’ Equity/Members’ (Deficit)	288,078	235,584	(5,140)	(33,300)	(19,563)

(1)	Our operating results for the year ended December 31, 2007 include the operating results of J.W. Burress, Incorporated (“Burress”) since the date of acquisition, September 1, 2007.

(2)	Our operating results for the year ended December 31, 2006 include the operating results of Eagle High Reach Equipment, Inc. and Eagle High Reach Equipment, LLC (collectively “Eagle”) since the date of acquisition, February 28, 2006.

(3)	See note 21 to the 2007 consolidated financial statements discussing segment information.

(4)	As more fully described in note 2 to the consolidated financial statements, effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment.” Share-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2007 and 2006 totaled $1.3 million and $1.0 million, respectively.

(5)	Interest expense is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest.

(6)	On August 4, 2006, we used the net proceeds from the issuance of our senior unsecured notes, together with cash on hand and borrowings under our senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior secured notes). In connection with these transactions, we recorded a loss on the early extinguishment of debt of approximately $40.8 million. Subsequently, on July 31, 2007, we redeemed with available cash on hand, all of our remaining $4.5 million in aggregate principal amount outstanding of the senior secured notes. In connection with the transaction, we recorded a loss on the early extinguishment of debt of approximately $0.3 million. See also note 12 to the consolidated financial statements for further information on these transactions.

(7)	In calculating shares of common stock outstanding, we give retroactive effect to the completion of the Reorganization Transactions as if the Reorganization Transactions had occurred as of the beginning of the earliest year presented with respect to statement of income data.

(8)	Excludes amortization of loan discounts and deferred financing costs included in interest expense.

(9)	Total debt represents the amounts outstanding, as applicable for the periods presented, under the senior secured credit facility, senior secured notes, senior subordinated notes, senior unsecured notes, notes payable and capital leases.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.
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
     As of March 3, 2008, we operated 63 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States, including the 12 facilities we acquired in the Burress acquisition (see note 4 to the consolidated financial statements for further information on the Burress acquisition). Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
     Through our predecessor companies, we have been in the equipment services business for approximately 47 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.
     In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed under operation of law pursuant to the merger reincorporation. See note 3 to the consolidated financial statements for further information on our initial public offering.
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
     You can read more about our business segments under Item 1—Business and in note 21 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year end December 31, 2007, approximately 28.6% of our total revenues were attributable to equipment rentals, 35.4% of our total revenues were attributable to new equipment sales, 14.8% were attributable to used equipment sales, 10.2% were attributable to parts sales, 6.4% were attributable to our service revenues and 4.6% were attributable to non-segmented other revenues.

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
Services. We derive our services revenues from maintenance and repair services to customers for their owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventative maintenance services to industrial customers. Our after-market service provides a high-margin, relatively stable source of revenue through changing economic cycles. We recognize services revenues at the time services are rendered and collectiblity is reasonably assured.
Non-Segmented Revenues. Our non-segmented other revenue consists of billings to customers for equipment support and activities including: transportation, hauling, parts freight and loss damage waiver charges. We recognize non-segmented other revenues at the time of billing and after services have been provided.
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the fiscal year ended December 31, 2007, our total cost of revenues was approximately $697.1 million. Our operating expenses consist principally of selling, general and administrative expenses. For the fiscal year ended December 31, 2007, our selling, general and administrative expenses were approximately $165.0 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.
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
New Equipment Sales. Cost of new equipment sold primarily consists of the equipment cost of the new equipment that is sold, net of any amount of credit given to the customer towards the equipment for trade-ins.
Used Equipment Sales. Cost of used equipment sold consists of the net book value of rental equipment for used equipment sold from our rental fleet, the equipment costs for used equipment we purchase for sale or the trade-in value of used equipment that we obtain from customers in equipment sales transactions.
Parts Sales. Cost of parts sales represents costs attributable to the sale of parts directly to customers.

Services Support. Cost of services revenues represent costs attributable to service provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.
Non-Segmented Other. These expenses include costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other items, drivers wages, fuel costs, shipping costs, and our costs related to damage waiver policies.
Selling, General and Administrative Expenses:
     Our selling, general and administrative expenses (“SG&A”) include sales and marketing expenses, payroll and related benefit costs, insurance expenses, professional fees, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with the intangible assets acquired in the Burress acquisition (see note 4 to the consolidated financial statements for further information on the Burress acquisition). These expenses are not generally allocated to our reportable segments.
Interest Expense:
     Interest expense for the periods presented represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior secured notes due 2012, senior subordinated notes due 2013, senior unsecured notes due 2016, notes payable and our capital lease obligation. See “Refinancing” below as well as note 12 to the consolidated financial statements for further information on the issuance of our senior unsecured notes and the redemption of our senior secured notes and senior subordinated notes. Interest expense also includes non-cash interest expense related to the amortization cost of (1) deferred financing costs and (2) original issue discount accretion related to our senior secured notes and senior subordinated notes for the respective periods those debt instruments were outstanding.
Refinancing
     On August 4, 2006, we completed a cash tender offer and consent solicitation for our 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”). Additionally, we completed the closing of our private offering of $250.0 million aggregate principal amount of our 8 3/8% senior unsecured notes due 2016 (the “New Notes”).
     Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. We used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under our existing senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The New Notes were issued at par and require semiannual interest payments on January 15th and July 15th of each year, which began on January 15, 2007. No principal payments are due until maturity (January 15, 2016). The remaining $4.5 million in aggregate principal amount of the outstanding senior secured notes were subsequently redeemed on July 31, 2007. Also see note 12 to the consolidated financial statements for further information.
Principal Cash Flows
     We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under our revolving senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures.

Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Our rental fleet as of December 31, 2007, consisted of 20,079 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $803.2 million. As of December 31, 2007, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	14,486	72%	$476.9	60%	36.2
Cranes	501	3%	96.6	12%	29.9
Earthmoving	1,611	8%	155.6	19%	17.5
Industrial Lift Trucks	1,455	7%	42.1	5%	24.7
Other	2,026	10%	32.0	4%	17.7

Total	20,079	100%	$803.2	100%	31.8

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgements by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. On average, we decreased the average age of our rental fleet equipment by approximately 7.2 months during the year ended December 31, 2007, exclusive of the acquired Burress fleet. When combined with the acquired Burress fleet, we decreased the average age of our rental fleet equipment by approximately 7.6 months. The average age of the acquired Burress fleet on September 1, 2007, the acquisition date, was approximately 21.5 months. Since the acquisition of Burress, we also have de-aged the Burress fleet approximately 4.1 months as of December 31, 2007. The original acquisition cost of our overall gross rental fleet increased, through the normal course of business activities, by approximately $77.3 million during the year ended December 31, 2007, exclusive of Burress, and $148.0 million when combined with the acquired Burress fleet. We acquired on September 1, 2007, approximately $75.7 million of gross rental fleet in the Burress acquisition. Our average rental rates for the year ended December 31, 2007 were 0.7% lower than the comparative year ended December 31, 2006. The rental equipment mix among our four core product lines remained consistent with that of prior year comparable period as a percentage of total units available for rent. As a percentage of original acquisition cost, earthmoving equipment increased approximately 7.3% while hi-lift or aerial work platform equipment decreased 6.9% over the comparable periods, reflecting the predominance of earthmoving equipment in the Burress rental fleet. As a result of our in-house service capabilities and extensive maintenance program, we believe our rental fleet is well-maintained.
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
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “FORWARD-LOOKING STATEMENTS”, and in Item 1A—Risk Factors in this Annual Report on Form 10-K.
•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures.

•	Economic downturns. The demand for our products is dependent on the general economy, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries can cause demand for our products to materially decrease.

•	Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. The adverse weather also has a seasonal impact in parts of our Intermountain region, primarily in the winter months.
     We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” below.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The application of many accounting principles requires us to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and they and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See also note 2 to our consolidated financial statements for a summary of our significant accounting policies.
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
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgement as to the likihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of customer current credit information and payment histories. We believe our credit risk is mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. In the past five years, our write-offs have averaged approximately 0.25% of total annual rental revenues. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.
     Useful Lives of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives (generally three to ten years), after giving effect to an estimated salvage value ranging from 0% to 25% of cost. The useful life of rental equipment is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after such period. We routinely review the assumptions utilized in computing rates of depreciation. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.
     The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on the rental fleet for the year ended December 31, 2007 was $94.2 million. For the year ended December 31, 2007, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or			Industrial
	Aerial Work		Earth-	Lift
	Platforms	Cranes	moving	Trucks	Other	Total
			($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2007
Depreciation expense for the year ended December 31, 2007	$49.7	$12.2	$20.1	$6.7	$5.5	$94.2
Increase of 2 years in useful life	39.7	8.0	16.7	4.7	6.4	75.5
Decrease of 2 years in useful life	59.6	12.1	38.9	8.4	32.0	151.0
     For purposes of the sensitivity analysis above, we elected not to decrease the lives of other equipment, which are primarily three year estimated useful life assets; rather, we have held the depreciation expense constant at our actual amount. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. As noted in this sensitivity table, in general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of $0.9 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment will give rise to an approximate increase in our annual depreciation expense of $2.8 million.
     As previously mentioned, another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is highly subjective and subject to change upon future actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $0.8 million.
     Impairment of Long-Lived Assets. Long-lived assets are recorded at the lower of amortized cost or, if there is an impairment, at fair value. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset over its estimated remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We must make estimates and assumptions when applying the undiscounted cash flow analysis. These estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances. If these estimates change in the future, we may be required to recognize write-downs on our long-lived assets.
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
     Purchase Price Allocation. We have made significant acquisitions in the past and expect that we will continue to make acquisitions on an opportunistic basis in the future to solidify our presence in the continguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. Currently, the cost of an entity acquired in a business combination includes the purchase price and the direct costs of the business combination. We allocate the cost of the acquired enterprise to the identifiable assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. With the exception of goodwill, long-lived fixed assets generally represent the largest component of our acquisitions. Typically, the long-lived fixed assets that we acquire are primarily comprised of rental fleet equipment. Historically, virtually all of the rental equipment that we have acquired through purchase business combinations has been classified as “To be Used,” rather than as “To be Sold.” Equipment that we acquire and classify as “To be Used” is recorded at fair value, as determined by replacement cost of such equipment. Any significant inventories of new and used equipment acquired in the transaction are valued at fair value, less cost to sell.
     In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these assets and liabilities generally approximate the book values reflected on the acquired entities balance sheets. However, when appropriate, we adjust these book values for factors such as collectibility and existence. The intangible assets that we have acquired consist primarily of the goodwill recognized. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the amounts assigned to the identifiable assets acquired and the liabilities assumed. Depending upon the applicable purchase agreement and the particular facts and circumstances of the business acquired, we may identify other intangible assets, such as trade names or trademarks, non-compete agreements and customer-related intangibles (specifically customer relationships). A trademark has a fair value equal to the present value of the royalty income attributable to it. The royalty income attributable to a trademark represents the hypothetical cost savings that are derived from owning the trademark instead of paying royalties to license the trademark from another owner. When specifically negotiated by the parties in the applicable purchase agreements, we base the value of non-compete agreements on the amounts assigned to them in the purchase agreements as these amounts represent the amounts negotiated in an arm’s length transaction. When not negotiated by the parties in the applicable purchase agreements, the fair value of non-compete agreements is estimated based on an income approach since their values are representative of the current and future revenue and profit erosion protection they provide. Customer relationships are generally valued based on an excess earnings or income approach with consideration to projected cash flows. We use an independent third party valuation firm to assist us with estimating the fair values of our acquired intangible assets.
     Impairment of Goodwill. We have made acquisitions in the past that included the recognition of goodwill. Goodwill is tested for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. In general, this means that we must determine whether the fair value of our goodwill reporting units is greater than their carrying value. If the fair value of a reporting unit is less than its carrying value, then we must calculate the implied fair value of goodwill, which is compared to its carrying value to measure the amount of impairment, if any. A significant decline in the projected cash flows used to determine fair value could result in a goodwill impairment charge.
     A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. As further discussed in note 2 to our consolidated financial statements, we have identified six reporting units pursuant to Statement of Financial Accounting

Standards No. 142, “Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as well as other relevant accounting guidance.
     Reserves for Claims. We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels.
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
     Our operating results for the year ended December 31, 2007 include the operating results of Burress since the date of acquisition, September 1, 2007. Therefore, our operating results for the year ended December 31, 2007, include only four months of Burress operations.
     Our operating results for the years ended December 31, 2007 and 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006. Therefore, our operating results for 2007 include a full twelve months of Eagle’s operations compared to approximately ten months for the year ended December 31, 2006.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Revenues.

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2007	2006	Change	Change
		(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$286,573	$251,374	$35,199	14.0%
New equipment sales	355,178	241,281	113,897	47.2%
Used equipment sales	148,742	133,897	14,845	11.1%
Parts sales	102,300	82,106	20,194	24.6%
Services revenues	64,050	53,699	10,351	19.3%
Non-Segmented revenues	46,291	42,012	4,279	10.2%

Total revenues	$1,003,134	$804,369	$198,765	24.7%

     Total Revenues. Our total revenues were $1.003 billion in 2007 compared to $804.4 million in 2006, an increase of approximately $198.7 million, or 24.7%. Total revenues related to Eagle for the years ended December 31, 2007 and 2006 were $36.8 million and $33.3 million, respectively. Total revenues related to Burress in the current year were $42.5 million. As discussed below, revenues increased for all reportable segments.
     Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2007 increased $35.2 million, or 14.0%, to approximately $286.6 million from $251.4 million in 2006. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $10.9 million, cranes increased $3.9 million, earthmoving increased $13.4 million, lift trucks increased $2.7 million and other equipment rentals increased $4.3 million. Total equipment rental revenues for the year ended December 31, 2007 and 2006 related to Eagle were $27.6 million and $26.0 million, respectively. Total equipment rental revenues for the current year period related to Burress were $4.9 million. The remaining increase is primarily the result of a larger fleet size available for rent. At December 31, 2007, we had approximately 20,079 pieces of rental fleet equipment, or 19,603 pieces of rental equipment fleet net of Burress, compared to 18,132 pieces of rental fleet equipment at December 31, 2006.
     Rental equipment dollar utilization (annual rental revenues divided by the average quarterly original rental fleet equipment costs) for the year ended December 31 was approximately 40.3% in 2007 compared to 41.1% in 2006, a decrease of 0.8%. The decrease in comparative rental equipment dollar utilization is primarily the result of a 0.7% decrease in average rental rates for the comparative periods and a 1.2% decrease in rental equipment time utilization (equipment usage based on customer demand) from 69.2% in the prior year to 68.0% this year. We believe that the decrease in rental equipment time utilization is the result of several factors. Adverse weather conditions in the first quarter of the current year primarily in our Gulf Coast and Intermountain regions when compared to the prior year had a negative impact on our rental equipment time utilization. Rental revenues in the prior year first quarter also include the impact of strong demand for rental equipment related to the rebuilding efforts in the Gulf Coast region following hurricane Katrina.
     Additionally, our continued strategic focus on disposing of our older rental fleet has impacted rental equipment time utilization. We sometimes sell such equipment in “bulk packages” to international customers. During the second quarter ended June 30, 2007, the Asian markets provided us with an outlet for the profitable disposal of significant quantities of our older aerial work platform fleet. However, these package deals typically require a longer sales process due to additional documentation requirements and the time needed to prepare large quantities of machines for sale and transportation arrangements. This lag resulted in temporary softness in our rental equipment time utilization during the second quarter of 2007 as our equipment is typically not on rental contract during this “get ready” period.
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
     New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2007 increased approximately $113.9 million, or 47.2%, to $355.2 million from $241.3 million in 2006. Total new equipment sales revenues for the year ended December 31, 2007 and 2006 related to Eagle were $1.1 million and $0.8 million, respectively. Total new equipment sales revenues in the current year related to Burress were $16.3 million. Sales of new cranes increased $109.1 million, new earthmoving sales increased $2.3 million, new aerial work platforms increased $3.3 million and other new equipment sales increased $0.4 million. The increase in new crane sales is primarily as a result of an increase in demand for new cranes and improved availability from most of our manufacturers during the year. Partially offsetting these increases was a $1.2 million decrease in comparative new equipment sales of new lift trucks.
     Used Equipment Sales Revenues. Our used equipment sales increased $14.8 million, or 11.1%, to $148.7 million for the year ended December 31, 2007, from $133.9 million in 2006. Total used equipment sales revenues for the year ended December 31, 2007 and 2006 related to Eagle were $2.9 million and $2.5 million, respectively. Total used equipment sales revenues in the current year related to Burress were $11.0 million. The remaining increase was primarily attributable to an increase in used aerial work platform equipment in the current year.
     Parts Sales Revenues. Our parts sales increased $20.2 million, or 24.6%, to $102.3 million for the year ended December 31, 2007 from approximately $82.1 million in 2006. Total parts sales revenues for the year ended December 31, 2007 and 2006 related to Eagle were $0.9 million and $0.5 million, respectively. Total parts sales revenues in the current year related to Burress were $6.9 million. The remaining increase was primarily attributable to increased customer demand for equipment parts.
     Services Revenues. Our services revenues for the year ended December 31, 2007 increased $10.4 million, or 19.3%, to $64.1 million from $53.7 million in 2006 and is primarily attributable to increased customer demand. Total services revenues for the year ended December 31, 2007 and 2006 related to Eagle were $1.1 million and $0.3 million, respectively. Total services revenues related to Burress in the current year were $2.6 million.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2007, our other revenues increased $4.3 million, or 10.2% from 2006. Total non-segmented revenues for the year ended December 31, 2007 and 2006 related to Eagle were $3.2 million in both periods. Total non-segmented other revenues in the current year related to Burress were $0.8 million. The remaining increase is due to an increase in the volume in these services as a result of increased customer demand and a strategic focus on offering these services to our customers.
     Gross Profit.

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2007	2006	Change	Change
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$146,988	$132,633	$14,355	10.8%
New equipment sales	47,281	30,123	17,158	57.0%
Used equipment sales	36,391	36,132	259	0.7%
Parts sales	30,509	24,197	6,312	26.1%
Services revenues	40,974	34,493	6,481	18.8%
Non-Segmented gross profit	3,897	5,603	(1,706)	(30.4)%

Total gross profit	$306,040	$263,181	$42,859	16.3%

     Total Gross Profit. Our total gross profit was $306.0 million for the year ended December 31, 2007 compared to $263.2 million in 2006, an approximately $42.8 million, or 16.3%, increase. Total gross profit related to Eagle for the year ended December 31, 2007 and 2006 was $15.1 million and $15.3 million, respectively. Total gross profit in the current year related to Burress was $8.9 million. Total gross profit margin for the year ended December 31, 2007 was 30.5%, a decrease of 2.2% from the 32.7% gross profit margin in 2006. The decrease in gross profit margin is largely attributable to comparative revenue mix. The revenue mix of our business can have a significant impact on our related gross profit margins. For example, and as indicated below, our gross profit margin on equipment rentals is significantly higher than the gross profit margins we realize on new equipment sales. New equipment sales represented approximately 35.4% of our total revenues this year compared to 30.0% in the prior year. Conversely, equipment rentals represented approximately 28.6% of our total revenues this year compared to 31.3% in the prior year. This change in revenue mix had a negative impact on our comparative gross profit margins. While the shift in revenue mix had a negative impact on our comparative gross margins, we believe that the improvement in new equipment sales will lead to future incremental parts and services revenues. Our gross profit increase and gross profit margin decline are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2007 increased $14.4 million, or 10.8%, to $147.0 million from $132.6 million in 2006. The increase is primarily a result of a $35.2 million increase in rental revenues, which was offset by a $4.8 million net increase in rental expenses and a $16.0 million increase in rental equipment depreciation expense. Eagle contributed $14.2 million and $14.4 million of the equipment rental gross profit for the years ended December 31, 2007 and 2006, respectively. Burress rental operations contributed $1.8 million of the gross profit in the current year. The increase in rental expenses is the net result of a $1.0 million decrease in operating lease costs and a $5.8 million increase in maintenance and repair costs and other costs as a result of maintaining a larger rental fleet. The decrease in operating lease costs is the result of our payoff of all rental fleet operating leases in the first quarter of 2006 from the proceeds of our initial public offering (see note 3 to the consolidated financial statements for further information on our initial public offering). As a percentage of equipment rental revenues, maintenance and repair costs were 12.0% in 2007, down from 12.5% in the prior year. The increase in current year rental depreciation expense is the result of the incremental depreciation expense incurred on the rental equipment purchased under those operating leases combined with the higher depreciation expense associated with a larger rental fleet size and a full 12 months of depreciation in 2007 related to Eagle compared to approximately 10 months in 2006, the impact of higher fleet replacement costs and incremental depreciation associated with the Burress rental equipment fleet. Gross profit margin in 2007 was 51.3%, down 1.5% from the 52.8% in the prior year. This gross profit margin decline is primarily due to higher cost of sales related to depreciation expense combined with lower rental equipment time utilization as discussed in the Equipment Rental Revenues section above. Rental depreciation expense as a percentage of total equipment rental revenues was 32.9% and 31.1% for years ended December 31, 2007 and 2006, respectively. Additionally, the growth in our distribution (sales) business has resulted in an increase in our rent-to-sell business. Our rent-to-sell business typically realizes a slightly lower margin that our rent-to-rent business.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2007 increased $17.2 million, or 57.0%, to $47.3 million compared to $30.1 million in 2006. Eagle contributed approximately $0.2 million and $0.1 million of the new equipment sales gross profit for the years ended December 31, 2007 and 2006, respectively. Burress new equipment sales contributed $2.2 million of the gross profit in the current year. The increase in new equipment sales gross profit is primarily attributable to higher new crane sales revenues from increased demand and improved availability of crane equipment during the year. Gross profit margin in 2007 was 13.3% compared to 12.5% in the prior year. The increase in comparative gross margin realized in the current year is primarily a result of improved margins on crane sales due to high market demand for crane equipment and the product mix of cranes sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2007 increased $0.3 million, or 0.7%, to $36.4 million from the $36.1 million in 2006, of which Eagle contributed $0.7 million in both periods. Burress used equipment sales contributed $1.1 million of the gross profit in the current year. Gross profit margin in 2007 was 24.5%, down 2.5% from 27.0% in the prior year. This decrease in gross profit margin is related to the sale of older rental fleet used equipment with less resale value and the mix of used equipment sold, primarily used cranes, which carry a higher net book value (and lower gross profit margin) due to the de-aging of our crane rental fleet since last year and the significantly higher original equipment cost for cranes compared to our other equipment product lines. Also, the gross margin realized on the crane equipment sold in the current year that was previously being rented under rental purchase option agreements is lower. Our used equipment sales from the fleet were approximately 137.6% of net book value in 2007 compared to 145.0% for the prior year ended December 31, 2006.
     Parts Sales Gross Profit. For the year ended December 31, 2007, our parts sales revenue gross profit increased $6.3 million, or 26.1%, to $30.5 million from $24.2 million in 2006, of which Eagle contributed $0.4 million and $0.2 million in the respective years. Burress parts sales contributed $2.1 million of the gross profit in the current year. The remaining increase was primarily attributable to higher parts sales. Gross profit margin in 2007 was 29.8%, an increase of 0.3% from 29.5% in the previous year, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the year ended December 31, 2007, our services revenues gross profit increased $6.5 million, or 18.8%, to $41.0 million from $34.5 million in 2006, of which Eagle contributed $0.7 million and $0.2 million in 2007 and 2006, respectively. Burress services revenue contributed $1.8 million of the gross profit in the current year. The remaining increase was primarily attributable to higher services revenues resulting from increased demand. Gross profit margin in 2007 was 63.9%, down 0.3% from 64.2% in the previous year, primarily as a result of the mix of services sold.
     Non-Segmented Other Revenues Gross Profit. For the year ended December 31, 2007, our non-segmented other revenues gross profit decreased $1.7 million, or (30.4)%, on a 10.2% improvement in revenues over the year ended December 31, 2006. This decrease is due to a $1.1 million gross loss in the current year related to Eagle’s non-segmented revenue operations combined with higher hauling costs associated with the de-aging of Eagle’s rental fleet through our fleet rotation process. Gross profit margin in 2007 was 8.4%, down 4.9% from 13.3% in the prior year.
     Selling, General and Administrative Expenses. SG&A expenses increased $21.4 million, or 14.9%, to $165.0 million for the year ended December 31, 2007 compared to $143.6 million for the prior year. Included in SG&A in the prior year first quarter is an $8.0 million expense to terminate a management services agreement in connection with our initial public offering of common stock in February 2006 (see note 3 to the consolidated financial statements for further information on our initial public offering). Included in 2007 SG&A is approximately $6.5 million of Burress SG&A costs since the date of acquisition, September 1, 2007, and an additional $1.0 million of expense associated with the amortization of the intangible assets acquired in the Burress acquisition (see note 4 to the consolidated financial statements for further information on the Burress acquisition and the acquired intangible assets). Exclusive of Burress, employee salaries and wages and related employee expenses increased $14.9 million and legal and professional fees increased $0.9 million. Stock-based compensation expense was $1.3 million and $1.0 million for the year ended December 31, 2007 and 2006, respectively. The remaining net increase primarily reflects additional SG&A costs attributable to the Company’s growth since last year. As a percent of total revenues, SG&A expenses for the year ended December 31, 2007 were 16.5%, down 1.4% from 17.9% in the prior year. The prior year $8.0 million expense described above comprised approximately 1.0% of total prior year SG&A as a percentage of total 2006 revenues. The remaining 0.4% decrease in comparative SG&A reflects the fixed cost nature of certain SG&A costs combined with higher revenues in the current year compared to the prior year.
          Other Income (Expense). For the year ended December 31, 2007, our net other expenses decreased by $41.5 million to $36.1 million compared to $77.6 million in 2006. The $41.5 million decrease is primarily the result of a $40.8 million loss on the early extinguishment of debt associated with our Refinancing in 2006 compared to a $0.3 million loss on the early extinguishment of debt associated with the redemption of our senior secured notes on July 31, 2007 (see note 12 to the consolidated financial statements for further information on these transactions). Interest expense for the year ended December 31, 2007 was $36.8 million compared to $37.6 million in the prior year, a decrease of $0.8 million. The decrease in interest expense is due to several factors. The Refinancing transactions, as further described above, resulted in a net decrease in interest expense for the comparative periods of $5.2 million. These decreases in interest expense were offset by a $4.2 million increase in interest expense related to our manufacturer flooring plans payable used to finance inventory purchases, primarily due to higher average manufacturer flooring plans payable outstanding in the current year. Additionally, comparative interest expense incurred on our senior secured credit facility was approximately $0.4 million higher in the current year, as a result of an increase in our average borrowings under the senior secured credit facility for the comparative years, which was partially offset by a decline in the average interest rate on our borrowings.
     Income Taxes. Effective with the Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes.
     Income tax expense for the year ended December 31, 2007 increased approximately $31.1 million to $40.8 million compared to $9.7 million for the year ended December 31, 2006. The effective income tax rate for the year ended December 31, 2007 was 38.7% compared to 22.9% for the year ended December 31, 2006. The increase is a result of our increased taxable income in 2007 and higher state income taxes. Also, our 2006 effective income tax rate was lower due to the impact of the reversal of our deferred tax asset valuation allowance, which created a current year income tax benefit, thereby lowering our effective tax rate for 2006. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2007 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Revenues.

	For the Year Ended			Total
	December 31,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$251,374	$190,794	$60,580	31.8%
New equipment sales	241,281	156,341	84,940	54.3%
Used equipment sales	133,897	111,139	22,758	20.5%
Parts sales	82,106	70,066	12,040	17.2%
Service revenues	53,699	41,485	12,214	29.4%
Non-Segmented revenues	42,012	30,385	11,627	38.3%

Total revenues	$804,369	$600,210	$204,159	34.0%

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
     New Equipment Sales Revenues. Our new equipment sales increased $85.0 million, or 54.3%, to $241.3 million in 2006 from $156.3 million in 2005. In 2006, sales of new cranes increased $52.2 million, aerial work platforms increased $9.6 million, new earthmoving sales increased $17.5 million and new lift trucks increased $2.0 million. Other new equipment sales also increased by $3.7 million. Total new equipment sales revenues for the year ended December 31, 2006 related to Eagle and included in our 2006 operating results were approximately $0.8 million.
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
     Parts Sales Revenues. Our parts sales increased $12.0 million, or 17.2%, to $82.1 million in 2006 from $70.1 million in 2005. Of the $12.0 million increase for the year ended December 31, 2006, $0.5 million was attributable to Eagle. The remaining increase was primarily attributable to increased customer demand for parts and the growth of our primary business activities.
     Service Revenues. Our service revenues increased $12.2 million, or 29.4%, to $53.7 million in 2006 from $41.5 million in 2005 and was primarily attributable to increased customer demand for service support and the growth of our primary business activities. Approximately $0.3 million of the service revenues increase was attributable to Eagle.
     Non-Segmented Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenue increased $11.6 million, or 38.3%, during 2006. These support activities increased largely due to an increase in the volume of these services in conjunction with the growth of our primary business activities combined with a strategic focus on offering these services to our customers.
           Gross Profit.

	For the Year Ended			Total
	December 31,		Total Dollar	Percentage
	2006	2005	Change	Change
	(in thousands, except for percentages)
Segment Gross Profit:
Equipment rentals	$132,633	$89,233	$43,400	48.6%
New equipment sales	30,123	19,172	10,951	57.1%
Used equipment sales	36,132	26,443	9,689	36.6%
Parts sales	24,197	20,451	3,746	18.3%
Service revenues	34,493	26,068	8,425	32.3%
Non-Segmented revenues	5,603	234	5,369	2,294.4%

Total gross profit	$263,181	$181,601	$81,580	44.9%

     Total Gross Profit. Our total gross profit was $263.2 million in 2006 compared to $181.6 million in 2005, an $81.6 million, or 44.9%, increase. Gross profit increased primarily as a result of increased rental revenues combined with a reduction of rental expenses. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for 2006 was 32.7%, an increase of 2.4% from the 30.3% gross profit margin in 2005. Total gross profit related to Eagle included in our 2006 operating results was $15.3 million, or approximately 46.1% of total Eagle revenues for 2006. Our gross profit was attributable to:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals increased $43.4 million, or 48.6%, to $132.6 million in 2006 from approximately $89.2 million in 2005. The increase is primarily a result of a $60.6 million increase in rental revenue and a $6.5 million decrease in rental expenses. These improvements in gross profit were offset by a $23.7 million increase in rental depreciation expense as a result of the fleet acquired in the Eagle acquisition and the growth of our existing rental fleet.
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
     New Equipment Sales Gross Profit. Our new equipment sales gross profit increased $11.0 million, or 57.1%, to $30.1 million in 2006 from $19.1 million in 2005. The increase in new equipment sales gross profit is primarily attributable to higher new equipment sales revenue, an improvement of 0.2% in comparative gross margins and the mix of equipment sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit increased $9.7 million, or 36.6%, to $36.1 million in 2006 from $26.4 million in 2005. The increase in used equipment sales gross profit was primarily the result of higher used equipment sales, a 3.2% improvement in comparative gross margins and the mix of used equipment sold. Additionally, Eagle contributed $0.7 million of the increase. Our used equipment sales from the fleet were approximately 145.0% of net book value in 2006 compared to 136.6% for the prior year ended December 31, 2005.
     Parts Sales Gross Profit. Our parts sales revenue gross profit increased $3.7 million, or 18.3%, to $24.2 million in 2006 from $20.5 million in 2005. The increase was primarily attributable to the growth in parts sales revenues from increased customer demand for parts.
     Service Revenues Gross Profit. Our service revenues gross profit increased $8.4 million, or 32.3%, to $34.5 million in 2006 from $26.1 million in 2005. The increase was primarily attributable to the growth in service revenues from increased customer demand for service support. Eagle contributed approximately $0.2 million of the gross profit increase.
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
     Refinancing. On August 4, 2006, we completed the cash tender offer and consent solicitation for our 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”).

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
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash provided by operating activities for the year ended December 31, 2007 was $104.1 million. Our reported net income of $64.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, loss on early extinguishment of debt, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $179.0 million. These cash flows from operating activities were also positively impacted by an increase of $14.7 million in accounts payable, reflecting the growth in our rental fleet and inventories, and a $5.2 million increase in accrued expenses and other liabilities. Prepaid expenses and other assets decreased approximately $0.3 million. Partially offsetting these positive cash flows were increases in our inventories of $57.4 million, reflecting the growth in our inventories over the last year, and an increase of approximately $31.5 million in net accounts receivable due to higher sales volumes. Additionally, we paid obligations related to deferred compensation plans of $1.3 million and manufacturing flooring plans payable decreased $4.9 million.

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
     Cash flow from investing activities. For the year ended December 31, 2007, cash used in our investing activities was approximately $188.6 million. This is a net result of our acquisition of Burress (see note 4 to the consolidated financial statements for further information on the Burress acquisition) resulting in a cash outflow of $100.2 million, combined with rental and non-rental equipment purchases of $212.0 million, which was partially offset by proceeds from the sales of rental and non-rental equipment totaling approximately $123.6 million.
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
     Cash flow from financing activities. For the year ended December 31, 2007, cash provided by our financing activities was approximately $90.0 million. Our total borrowings during the period under our senior secured credit facility were $1.076 billion and total payments under the senior secured credit facility in the same period were $964.4 million. We also purchased $13.4 million of treasury stock and made payments under our related party obligation of $0.3 million. We made principal payments on our notes payable of $0.4 million and payments on capital lease obligations were $2.3 million, which includes our buyout of various capital leases assumed in the Burress acquisition (see note 4 to the consolidated financial statements for further information on the Burress acquisition). On July 31, 2007, we redeemed all of our remaining outstanding 11 1/8% Senior Secured Notes due 2012, having an aggregate principal amount of $4.5 million (see note 12 to the consolidated financial statements for further information on our senior secured notes redemption). We also paid $0.5 million of deferred financing costs in connection with our Second Amended and Restated Credit Agreement (see discussion below regarding amendments to our senior secured credit facility).
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

          For the year ended December 31, 2006, our total borrowings under our senior secured credit facility were $917.0 million and total payments under the senior secured credit facility were $1.0 billion. Total deferred financing costs paid in 2006 in connection with the issuance of our senior unsecured notes and amendments to our senior credit facility totaled $8.8 million. Proceeds from the issuance of notes payable, net of related principal payments were $1.1 million and payment of a related party obligation totaled $0.3 million.
Senior Secured Credit Facility Amendments.
     The following information discusses amendments and other significant events during the years ended December 31, 2007 and 2006 that relate to our senior secured credit facility during the years ended December 31, 2007 and 2006. Also see note 12 to the consolidated financial statements for further information related to our credit facility.
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
     On March 20, 2006, the senior secured credit agreement was further amended to (1) adjust the “Applicable Revolver Index Margin,” the “Applicable Revolver LIBOR Margin” and the “Applicable L/C Margin” to reflect tiered pricing based upon our monthly computed “Leverage Ratio” applied on a prospective basis commencing at least one day after the date of delivery to the “Lenders” of the monthly unaudited “Financial Statements” beginning after March 31, 2006; (2) adjust the “Applicable Unused Line Fee Margin” to reflect tiered pricing based upon our “Excess Availability Percentage” computed on the first day of a calendar month applied on a prospective basis commencing with the first adjustment to the “Applicable Revolver Index Margin” and “Applicable Revolver LIBOR Margin;” (3) eliminate the $16.5 million block on availability of assets; (4) revise the financial covenants to (i) add a covenant requiring maintenance of a minimum “Fixed Charge Coverage Ratio” of 1.10 to 1.00, which is tested at the end of each fiscal month only if a “Covenant Liquidity Event” has occurred and is then continuing and (ii) eliminate all other “Financial Covenants;” and (5) revise the definitions of various other capitalized terms contained within the original senior secured credit agreement. In connection with this amendment, we paid fees to the “Lenders” of $0.2 million.
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
     On August 4, 2006, we entered into an Amended and Restated Credit Agreement (the “Amended Credit

Agreement”), amending and restating our senior secured credit agreement primarily to, (i) increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million, (ii) reduce the applicable unused line fee margin in respect of undrawn commitments to 0.25%, (iii) increase the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value to the lesser of 100% of net book value or 85% of orderly liquidation value, (iv) extend the maturity date of the facility from February 10, 2009 to August 4, 2011 and (v) add H&E Equipment Services (California), LLC as a borrower. Furthermore, the Amended Credit Agreement changed the measurement frequency of our computed “Leverage Ratio” from a monthly calculation to a quarterly calculation. We paid $1.4 million to the “Lenders” in connection with this Amended Credit Agreement and incurred other transaction costs of approximately $0.2 million.
     On September 1, 2007, and in connection with our acquisition of Burress, we entered into a Second Amended and Restated Credit Agreement, by and among the Company, Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., Burress, General Electric Capital Corporation, as Agent, and the “Lenders” (as defined therein) amending and restating our Amended and Restated Credit Agreement dated as of August 4, 2006 and pursuant to which, among other things, (i) the principal amount of availability of the credit facility was increased from $250.0 million to $320.0 million, (ii) an incremental facility, at Agent’s and Company’s mutual agreement, in an aggregate amount of up to $130.0 million at any time after the closing of the amendment, subject to existing and/or new lender approval, was added, and (iii) Burress was added as a guarantor. We paid $0.4 million to the lenders in connection with this transaction and $0.1 million in other transaction costs.
     On November 7, 2007, we amended the Second Amended and Restated Credit Agreement in connection with our stock repurchase program announced on November 8, 2007, to allow such stock repurchase program, subject to certain restrictions.
     As of March 3, 2008, we had $168.8 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
Cash Requirements Related to Operations.
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
     Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In February 2006, we completed the Eagle acquisition and most recently, in September 2007, we completed the Burress acquisition (see note 4 to the consolidated financial statements for further information on each acquisition). In the future, we may pursue additional strategic acquisitions. In addition, we expect to use cash from working capital and/or borrowings under the senior secured credit facility to fund the repurchases of the Company’s common stock pursuant to the stock repurchase program announced on November 8, 2007, under which we may purchase up to $100 million of the Company’s outstanding common stock. Under the terms of the stock repurchase program, as of December 31, 2007, we may purchase up to an additional $87.1 million of our common stock. In connection with the stock repurchase program, we amended our senior secured credit facility to allow such stock repurchase program, subject to certain restrictions. The repurchase program is expected to continue until December 31, 2008 unless extended or shortened by the Board of Directors. We anticipate that the above described uses will be the principal demands on our cash in the future.
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2007 were $258.1 million, including $64.0 million of non-cash transfers from new and used equipment to rental fleet inventory, primarily to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the year ended December 31, 2007 were $18.0 million. We anticipate that our 2008 gross rental fleet capital expenditures will be used to primarily replace the rental fleet equipment we anticipate selling during 2008 as well as to meet increased demand. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash flow from operating activities and from borrowings under our senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Should we pursue any other strategic acquisitions during 2008, we may need to access available borrowings under our senior secured credit facility.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness) and to satisfy our other debt obligations, will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future.
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
Certain Information Concerning Off-Balance Sheet Arrangements
     An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or that engages in leasing, hedging or research and development arrangements with the Company.
     We have no off-balance sheet arrangements as described above. Further, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We have also evaluated our relationships with related parties and determined that none of the related party interests represent variable interest entities pursuant to Financial Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51.”
     In the normal course of our business activities, we may lease real estate, rental equipment and non-rental equipment under operating leases. See Contractual and Commercial Commitments Summary below.

Contractual and Commercial Commitments Summary
     Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2007.

	Payments Due by Year
	Total	2008	2009-2010	2011-2012	Thereafter
	(Amounts in thousands)
Long-term debt (including senior unsecured notes payable)	$251,987	$28	$62	$43	$251,854
Interest payments on senior unsecured notes (1)	188,438	20,938	41,875	41,875	83,750
Senior secured credit facility	120,553	—	—	120,553	—
Interest payments on senior secured credit facility (1)	28,350	7,893	15,786	4,671	—
Related party obligation (including interest) (2)	450	300	150	—	—
Capital lease obligation (including interest) (3)	3,570	252	504	504	2,310
Operating leases (including interest) (4)	73,109	10,064	15,587	11,592	35,866
Other long-term obligations (5)	163,734	34,673	71,391	55,420	2,250

Total contractual cash obligations (6)	$830,191	$74,148	$145,355	$234,658	$376,030

(1)	Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all future periods using rates in effect as of December 31, 2007.

(2)	Payments under the consulting and non-competition agreement with Mr. Thomas Engquist.

(3)	This includes a capital lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the lease.

(4)	This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.

(5)	Includes $162.9 million in manufacturer flooring plans payable, which is used to finance our purchases of inventory and rental equipment.

(6)	As further described below in “Recently Adopted Accounting Pronouncements,” we have an unrecognized tax benefit of approximatley $6.2 million at December 31, 2007. This liability is not included in the table above as any liability subsequently determined and potentially assessed by the Internal Revenue Service would be offset against our Net Operating Losses for the related tax years. Therfore, no cash payment would be required.
     As of December 31, 2007, we have standby letters of credit issued under our senior secured credit facility totaling $6.0 million that expire in January 2009.
Seasonality
     Although we believe our business is not materially impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.
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

Acquisitions
     We completed, effective as of September 1, 2007, and funded on September 4, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”). The Burress purchase price was funded from available cash on hand and borrowings under our senior secured credit facility. Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States. We had no material relationship with Burress prior to the acquisition. The name of Burress was changed to H&E Equipment Services (Mid-Atlantic), Inc., effective September 4, 2007. This acquisition marks our initial entry into three of the four Mid-Atlantic states that Burress operates in and is consistent with our business strategy. See note 4 to the consolidated financial statements of this Annual Report on Form 10-K for further information on this acquisition.
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
Recently Adopted Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“FAS 109”). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The issuance of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” in May 2007 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits.
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
     Consistent with our historical financial reporting, to the extent we generate or incur interest income, interest expense, or penalties related to unrecognized income tax benefits, such items are recorded in “Other income or expense” in our consolidated statement of operations. We did not incur any income tax related interest income, interest expense or penalties related to FIN 48 for the year ended December 31, 2007.
     As of January 1, 2007, we had an unrecognized tax benefit of $6.2 million. The net impact of recording this liability was a reclass between deferred income tax liabilities and deferred income tax assets, resulting in no adjustment to retained earnings. If recognized, there would be no impact to the effective income tax rate. There was no change in the unrecognized tax benefit for the year ended December 31, 2007. At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months related to FIN 48.
     Our U.S. federal tax returns for 2004 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2003 and subsequent years.

Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard do not require any new fair value measurements, but rather, it provides enhanced guidance to other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which FAS 157 is initially applied. FAS 157 became effective for us on January 1, 2008. On February 12, 2008, the FASB issued Financial Statement of Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. In addition, the FASB has agreed to issue a second FSP that will exclude from the scope of FAS 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases” and its related interpretative accounting pronouncements that address leasing transactions. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of FAS 157. We are still evaluating the potential impact of adopting FAS 157, but do not expect it to have a material impact to our consolidated results of operations, cash flows or financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. FAS 159 is effective for fiscal years beginning after November 15, 2007, but is not required to be adopted. We are in the process of determining the financial impact that this will have on our results of operations and financial position, if the fair value option is elected.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces SFAS No. 141 (“FAS 141”). This Statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations. FAS 141R also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Early adoption is prohibited. Management is currently evaluating the impact of adopting FAS 141R, which also requires acquisition transaction costs to be expensed as incurred rather than capitalized as a direct cost of the acquisition, as transaction costs are not considered an element of the fair value of the company acquired. Depending upon the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to our results of operations under FAS 141R.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates due to the fact that interest on our amended senior secured credit facility is calculated based upon LIBOR plus 125 basis points as of December 31, 2007. At December 31, 2007, we had $120.6 million of outstanding borrowings under our senior secured credit facility. The interest rate in effect on those borrowings at December 31, 2007 was approximately 6.6%. A 1.0% increase in the effective interest rate on our outstanding borrowings at December 31, 2007, would increase our interest expense by approximately $1.2 million on an annualized basis. We do not have significant exposure to changing interest rates as of December 31, 2007 on our fixed-rate senior unsecured notes or on our other notes payable.

Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8. Financial Statements and Supplementary Data
     Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries
     See note 20 to the consolidated financial statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
H&E Equipment Services, Inc.
Baton Rouge, Louisiana
We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, members’ deficit and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in Item 15(a)(2) of this annual report on Form 10-K. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As more fully described in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments and in 2007 the Company changed its method of accounting for uncertain tax positions. Also, as more fully described in Note 2 to the consolidated financial statements, in 2007, the Company changed the date of their annual goodwill impairment test.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
March 6, 2008

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
	(Amounts in thousands, except
	share amounts)
Assets
Cash	$14,762	$9,303
Receivables, net of allowance for doubtful accounts of $4,413 and $2,852, respectively	151,148	107,760
Inventories, net of reserve for obsolescence of $992 and $1,326, respectively	143,789	126,737
Prepaid expenses and other assets	6,111	6,122
Rental equipment, net of accumulated depreciation of $186,630 and $158,822, respectively	577,628	440,454
Property and equipment, net of accumulated depreciation and amortization of $26,591 and $27,112, respectively	45,414	29,663
Deferred financing costs, net of accumulated amortization of $6,216 and $4,983, respectively	8,628	9,296
Intangible assets, net of accumulated amortization of $1,046 and $103, respectively	10,642	34
Goodwill	54,731	30,573

Total assets	$1,012,853	$759,942

Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$120,553	$9,134
Accounts payable	84,895	61,486
Manufacturer flooring plans payable	162,939	148,028
Accrued expenses payable and other liabilities	48,957	33,150
Related party obligation	413	653
Notes payable	1,987	2,354
Senior secured notes, net of original issue discount of $23 at December 31, 2006	—	4,477
Senior unsecured notes	250,000	250,000
Capital lease payable	2,411	—
Deferred income taxes	50,681	11,805
Deferred compensation payable	1,939	3,271

Total liabilities	724,775	524,358

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,192,094 shares issued at December 31, 2007 and 2006 and 37,467,848 and 38,192,094 shares outstanding at December 31, 2007 and 2006, respectively	382	382
Additional paid-in capital	205,937	204,638
Treasury stock at cost, 724,246 shares of common stock held at December 31, 2007 and no shares held at December 31, 2006, respectively	(13,431)	—
Retained earnings	95,190	30,564

Total stockholders’ equity	288,078	235,584

Total liabilities and stockholders’ equity	$1,012,853	$759,942

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(Amounts in thousands, except per share
	amounts)
Revenues:
Equipment rentals	$286,573	$251,374	$190,794
New equipment sales	355,178	241,281	156,341
Used equipment sales	148,742	133,897	111,139
Parts sales	102,300	82,106	70,066
Services revenues	64,050	53,699	41,485
Other	46,291	42,012	30,385

Total revenues	1,003,134	804,369	600,210

Cost of revenues:
Rental depreciation	94,211	78,159	54,534
Rental expense	45,374	40,582	47,027
New equipment sales	307,897	211,158	137,169
Used equipment sales	112,351	97,765	84,696
Parts sales	71,791	57,909	49,615
Services revenues	23,076	19,206	15,417
Other	42,394	36,409	30,151

Total cost of revenues	697,094	541,188	418,609

Gross profit	306,040	263,181	181,601

Selling, general and administrative expenses	165,048	143,615	111,409
Gain on sales of property and equipment, net	469	479	91

Income from operations	141,461	120,045	70,283

Other income (expense):
Interest expense	(36,771)	(37,684)	(41,822)
Loss on early extinguishment of debt	(320)	(40,771)	—
Other, net	1,045	818	372

Total other expense, net	(36,046)	(77,637)	(41,450)

Income before provision for income taxes	105,415	42,408	28,833
Provision for income taxes	40,789	9,694	673

Net income	$64,626	$32,714	$28,160

Net income per common share:
Basic	$1.70	$0.89	$1.10

Diluted	$1.70	$0.88	$1.10

Weighted average common shares outstanding:
Basic	38,065	36,933	25,492

Diluted	38,065	36,982	25,492

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Amounts in thousands, except share amounts)

	Common Stock		Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’	Members’
	Issued	Amount	Capital	Stock	Earnings	Equity	Deficit

Balances at December 31, 2004	—	$—	$—	$—	$—	$—	$(33,300)
Net income	—	—	—	—	—	—	28,160

Balances at December 31, 2005	—	—	—	—	—	—	(5,140)
Net income for the period January 1, 2006 through February 2, 2006	—	—	—	—	—	—	2,150
Effect of the Reorganization Transactions	25,492,019	255	(3,245)	—	—	(2,990)	2,990
Common stock issued on February 3, 2006 pursuant to initial public offering, net of $15,915 issue costs	12,578,125	126	206,892	—	—	207,018	—
Issuance of common stock	121,950	1	—	—	—	1	—
Stock-based compensation	—	—	991	—	—	991	—
Net income for the period February 3, 2006 through December 31, 2006	—	—	—	—	30,564	30,564	—

Balances at December 31, 2006	38,192,094	382	204,638	—	30,564	235,584	$—

Stock-based compensation	—	—	1,255	—	—	1,255
Tax benefits associated with stock-based awards	—	—	44	—	—	44
Repurchase of 15,755 shares of restricted stock	—	—	—	(432)	—	(432)
Repurchases of 708,491 shares of common stock	—	—	—	(12,999)	—	(12,999)
Net income	—	—	—	—	64,626	64,626

Balances at December 31, 2007	38,192,094	$382	$205,937	$(13,431)	$95,190	$288,078

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$64,626	$32,714	$28,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	9,010	6,917	5,232
Depreciation on rental equipment	94,211	78,159	54,534
Amortization of loan discounts and deferred financing costs	1,374	2,232	2,744
Amortization of intangible assets	1,060	46	94
Provision for losses on accounts receivable	2,212	1,925	1,508
Provision for inventory obsolescence	90	24	30
Provision for deferred income taxes	38,876	8,968	645
Stock-based compensation expense	1,255	991	—
Loss on early extinguishment of debt	320	40,771	—
Gain on sales of property and equipment, net	(469)	(479)	(91)
Gain on sales of rental equipment, net	(33,536)	(32,785)	(23,343)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	(31,448)	(2,861)	(32,128)
Inventories, net	(57,431)	(69,949)	(44,159)
Prepaid expenses and other assets	336	(6,188)	(335)
Accounts payable	14,651	4,825	14,779
Manufacturer flooring plans payable	(4,876)	54,300	42,530
Accrued expenses payable and other liabilities	5,165	6,570	1,986
Accrued loss from litigation	—	—	(17,434)
Deferred compensation payable	(1,332)	(8,451)	1,152

Net cash provided by operating activities	104,094	117,729	35,904

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(100,177)	(56,962)	—
Purchases of property and equipment	(17,955)	(16,683)	(8,283)
Purchases of rental equipment	(194,054)	(226,093)	(162,780)
Proceeds from sales of property and equipment	940	2,019	960
Proceeds from sales of rental equipment	122,599	105,731	87,028

Net cash used in investing activities	(188,647)	(191,988)	(83,075)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	207,018	—
Excess tax benefits from stock-based awards	44	—	—
Purchases of treasury stock	(13,431)	—	—
Borrowings on senior secured credit facility	1,076,106	917,028	616,518
Payments on senior secured credit facility	(964,416)	(1,014,345)	(565,360)
Proceeds from issuance of senior unsecured notes	—	250,000	—
Principal payments on senior secured notes	(4,752)	(214,608)	—
Principal payments on senior subordinated notes	—	(59,155)	—
Payment of deferred financing costs	(585)	(8,782)	(92)
Payments of related party obligation	(300)	(300)	(300)
Payments of capital lease obligation	(2,287)	—	(1,120)
Proceeds from issuance of notes payable	—	1,271	(206)
Principal payments on notes payable	(367)	(192)	—

Net cash provided by financing activities	90,012	77,935	49,440

Net increase in cash	5,459	3,676	2,269
Cash, beginning of year	9,303	5,627	3,358

Cash, end of year	$14,762	$9,303	$5,627

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(Amounts in thousands)
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$64,040	$25,196	$19,845
Capital lease obligation incurred	$4,698	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$33,232	$28,049	$38,314
Income taxes, net of refunds received	$2,632	$576	$171

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(1) Organization and Nature of Operations
Organization
     In connection with our initial public offering of common stock in February 2006 (see note 3 to the consolidated financial statements for further information regarding our initial public offering), we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in Holdings received shares of our common stock. All references to common stock share and per share amounts included in our consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had taken place as of the beginning of the earliest period presented.
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
(2) Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California) LLC and our recent acquisition, as described in note 4 to the consolidated financial statements, J.W. Burress, Incorporated (“Burress”), now known as H&E Equipment Services (Mid-Atlantic), Inc., consummated on September 1, 2007, collectively referred to herein as “we” or “us” or “our” or the “Company.”
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Reclassifications
     Certain reclassifications have been made to prior year balances to conform to the current year presentation. Specifically, prior year amounts related to other intangible assets are now presented in a separate intangible assets line item in the accompanying consolidated balance sheets.
Revenue Recognition
     In Staff Accounting Bulletin No. 104 (“SAB 104”), the Securities and Exchange Commission Staff believes that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) Persuasive evidence of an arrangement exist; (2) Delivery has occurred or services have been rendered; (3) The seller’s price to the buyer is fixed or determinable; and (4) Collectibility is reasonably assured. Consistent with SAB 104, our policy recognizes revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented. Revenue from the sale of new and used equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectability is reasonably assured. Services revenue is recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges and are recognized at the time an invoice is generated and after the service has been provided.
Inventories
     New and used equipment inventories are stated at the lower of cost or market, with cost determined by specific-identification. Parts and supplies are stated at the lower of the average cost or market.
Rental Equipment
     The rental equipment we purchase is stated at cost and is depreciated over the estimated useful lives of the equipment using the straight-line method. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and industrial lift trucks over a seven year estimated useful life. Attachments and other smaller type equipment become fully depreciated over a three year estimated useful life.
Ordinary repair and maintenance costs and property taxes are charged to operations as incurred. Expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. When rental equipment is sold or disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in our consolidated statements of income. We receive individual offers for fleet on a continual basis, at which time we perform an analysis on whether or not to accept the offer. The rental equipment is not transferred to inventory under the held for sale model as the equipment is used to generate revenues until the equipment is sold.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Impairment of Long-Lived Assets
     When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. We did not record any imparment losses related to our long-lived assets during 2007, 2006 or 2005.
Deferred Financing Costs and Initial Purchasers’ Discounts
     Deferred financing costs include underwriting, legal, accounting and other direct costs incurred in connection with the issuance, and amendments thereto, of the Company’s debt. These costs are amortized over the terms of the related debt using the straight-line method which approximates amortization using the effective interest rate method. Initial purchasers’ discounts are amortized over the terms of the related debt, utilizing the effective interest method. The amortization expense of deferred financing costs and accretion of initial purchasers’ discounts is included in interest expense as an overall cost of the related financings.
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
     Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified two components within our Rental operating segment and have determined that each of our other operating segments (New, Used, Parts and Service) represent a reporting unit, resulting in six total reporting units. To determine if any of our reporting units are impaired, we must determine whether the fair value of our reporting units is greater than their carrying value. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be calculated and compared to its carrying value to measure the amount of impairment, if any. Our evaluation has noted no instances of impairment of goodwill.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2007, 2006 and 2005 were as follows (amounts in thousands):

	Equipment	Equipment
	Rentals	Rentals	New	Used
	Component	Component	Equipment	Equipment	Parts	Service
	1	2	Sales	Sales	Sales	Revenues	Total
Balance at December 31, 2005	$1,150	$2,567	$1,694	$1,084	$841	$1,236	$8,572
Acquisition of Eagle (see note 4)	7,822	9,560	660	1,541	880	1,538	22,001

Balance at December 31, 2006	8,972	12,127	2,354	2,625	1,721	2,774	30,573
Acquisition of Burress (see note 4)	—	7,086	5,474	3,488	4,404	3,706	24,158

Balance at December 31, 2007	$8,972	$19,213	$7,828	$6,113	$6,125	$6,480	$54,731

     As a result of the significance of the Burress acquisition on September 1, 2007, and the impact of the acquisition to our recorded goodwill, management reassessed and changed its annual impairment testing date from December 31 to October 1. We believe this change in testing date is preferable under the circumstances as the change more closely aligns the analysis with our annual budgeting and forecasting process, which leads to increased efficiency in the process and cost savings. We do not believe that this change in annual impairment testing dates will accelerate or delay an impairment charge or otherwise avoid an impairment charge.
Intangible Assets
     Intangible assets include other intangible assets acquired in the Burress acquisition. The intangible assets related to the Burress trade name and its various non-compete agreements are amortized on a straight-line basis with estimated useful lives ranging from one to five years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period. The intangible asset related to the acquired Burress customer relationships is being amortized over a six-year useful life based on the expected cash flows to be derived from the acquired customer base. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a cash flow analysis or other valuation technique. Total amortization expense for the year ended December 31, 2007 totaled $1.1 million and total amortization expense was approximately $0.1 million for each of the years ended December 31, 2006 and 2005. See also note 4 to the consolidated financial statements for further information on our intangible assets as of December 31, 2007.
Reserves for Claims
     We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further,

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2007, our claims reserves related to workers compensation, general liability and automotive liability totaled approximately $4.2 million and our employee health insurance claims reserve totaled $1.6 million.
Sales Taxes
     We impose and collect significant amounts of sales taxes concurrent with our revenue-producing transactions with customers and remit those taxes to the various governmental agencies as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of income on a net basis.
Advertising
     Advertising costs are expensed as incurred and totaled $1.4 million, $1.1 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Shipping and Handling Fees and Costs
     Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues.
Income Taxes
     The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.
Fair Value of Financial Instruments
     The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts for our senior secured credit facility approximates fair value due to the fact that the underlying instrument includes provisions to adjust interest rates to approximate fair market value. The fair value of our letters of credit is based on fees currently charged for similar agreements while the carrying amounts and fair values of our other financial instruments subject to fair value disclosures have been calculated based upon market quotes and present value calculations based on market rates, which are presented in the table below (amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2007
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 8.25%	$162,939	$111,354
Senior unsecured notes with interest computed at 8 3/8%	250,000	225,000
Notes payable to lenders with interest computed at 7.25% to 9.55%	1,987	1,187
Capital lease payable with interest computed at 5.929%	2,411	2,425
Letters of credit	—	74

	December 31, 2006
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 8.25%	$148,028	$104,318
Senior secured notes with interest computed at 11 1/8%	4,477	4,746
Senior unsecured notes with interest computed at 8 3/8%	250,000	261,875
Notes payable to financial institution with interest computed at 4.25%	342	290
Notes payable to lenders with interest computed at 7.25% to 9.55%	2,012	1,057
Letters of credit	—	103
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
     We record trade accounts receivables at sales value and establish specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues. The amounts of the specific reserves estimated by management are based on the following assumptions and variables: the customer’s financial position, age of the customer’s receivables and changes in payment schedules. In addition to the specific reserves, management establishes a non-specific allowance for doubtful accounts by applying specific percentages to the different receivable aging categories (excluding the specifically reserved accounts). The percentage applied against the aging categories increases as the accounts become further past due. The allowance for doubtful accounts is charged with the write-off of uncollectible customer accounts.
     We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2007, we purchased approximately 60.1% from four manufacturers providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.
Earnings per Share
     Earnings per common share for the years ended December 31, 2007, 2006 and 2005 are based on the weighted average number of common shares outstanding during the period and have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had occurred at the beginning of the earliest year presented. The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands, except per share amounts):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2007	2006	2005
Basic net income per share:
Net income	$64,626	$32,714	$28,160
Weighted average number of common shares outstanding	38,065	36,933	25,492
Net income per common share — basic	$1.70	$0.89	$1.10

Diluted net income per share:
Net income	$64,626	$32,714	$28,160
Weighted average number of common shares outstanding	38,065	36,933	25,492
Effect of dilutive securities:
Effect of dilutive stock options	—	14	—
Effect of dilutive non-vested stock	—	35	—

Weighted average number of common shares outstanding — diluted	38,065	36,982	25,492
Net income per common share — diluted	$1.70	$0.88	$1.10

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	—	—

Non-vested stock	81	—	—

Stock-Based Compensation
     We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,411,222 shares as of December 31, 2007.
     We account for our stock-based compensation plan using the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised) (“FAS 123(R)”), “Share-Based Payment.” FAS 123(R) became effective for us at the beginning of the first quarter of our fiscal year ended December 31, 2006. Under the provisions of FAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).
Non-vested Stock
     The following table summarizes our non-vested stock activity for the year ended December 31, 2007:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested stock at January 1, 2007	121,950	$24.60
Granted	—	—
Vested	(40,650)	$24.60
Forfeited	—	—

Non-vested stock at December 31, 2007	81,300	$24.60

     As of December 31, 2007, we have unrecognized compensation expense of $1.1 million related to non-vested stock. The following table summarizes compensation expense included in selling, general and

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Compensation expense	$1,000	$854	$—
We receive a tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended December 31, 2007, we recognized $44 thousand of excess tax benefits associated with the vesting of the above 40,650 shares on February 22, 2007. There was no vesting of non-vested stock prior to 2007.
Stock Options
     We use the Black-Scholes option pricing model to estimate the fair value of stock-based option awards with the following weighted-average assumptions for the indicated periods. No stock options were granted prior to 2006.

	For the Years Ended December 31,
	2007	2006
Risk-free interest rate	5.0%	5.0%
Expected life of options (in years)	6.0	6.0
Expected volatility	33.0% - 35.0%	35.0%
Expected annual dividend yield	—	—
     The assumptions above are based on multiple factors. We determined the expected life of the option awards to be approximately 6.0 years by utilizing the simplified method as allowed by the SEC in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB107”). Since the Company is a public entity with limited historical data on the price of its publicly traded common stock and has no history of share-based exercise activity, we, as provided for in SAB 107, based our estimate of expected volatility on the historical, expected or implied volatility of similar entities within our industry whose share or option prices are publicly available.
     At December 31, 2007, there was $0.3 million of unrecognized compensation cost related to these stock option awards that are expected to be recognized over a weighted-average period of 1.4 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Compensation expense	$255	$138	$—

     The following table represents stock option activity for the year ended December 31, 2007:
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	In Years
Outstanding options at January 1, 2007	45,000	$24.60
Granted	6,000	$26.27
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2007	51,000	$24.80	8.30

Options exercisable at December 31, 2007	15,000	$24.60	8.15

     The closing price of our common stock on December 31, 2007 was $18.88. All options outstanding at December 31, 2007 have grant date fair values which exceed the December 31, 2007 closing stock price.
     The following table summarizes non-vested stock option activity for the year ended December 31, 2007:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock options at January 1, 2007	45,000	$24.60
Granted	6,000	$26.27
Vested	(15,000)	$24.60
Forfeited	—	—

Non-vested stock options at December 31, 2007	36,000	$24.88

Purchases of Company Common Stock
     On November 8, 2007, our Board of Directors authorized a stock repurchase program, under which we may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of our outstanding common stock. The repurchase program is expected to continue until December 31, 2008 unless extended or shortened by the Board of Directors. We expect to fund the repurchases of our common stock with working capital and/or borrowings under the our existing credit facility. On November 7, 2007, we amended the Second Amended and Restated Credit Agreement to permit the stock repurchase program, subject to certain restrictions.
     We purchased during 2007 a total of 708,491 shares of our common stock totaling approximately $13.0 million under the stock repurchase program. Subsequent to December 31, 2007, and as of March 3, 2008, we had repurchased an additional 972,790 shares of our common stock totaling approximately $15.8 million under the stock repurchase program. Purchases of our common stock are accounted for as treasury stock in the accompanying consolidated balance sheets using the cost method. Repurchased stock is included in authorized shares, but is not included in shares outstanding.
Segment Reporting
     We have determined in accordance with SFAS No. 131,“Disclosures about Segments of an Enterprise and Related Information,” that we have five reportable segments. We derive our revenues from five principal business activities: (1) equipment rentals; (2) new equipment sales; (3) used equipment sales; (4) parts sales; and (5) repair and maintenance services. These segments are based upon how we allocate resources and assess performance. See note 21 to the consolidated financial statements regarding our segment information.
Recently Adopted Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“FAS 109”). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Consistent with our historical financial reporting, to the extent we generate or incur interest income, interest expense or penalties related to unrecognized income tax benefits, such items are recorded in “Other income or expense” in our consolidated statements of operations. We did not incur any income tax related interest income, interest expense or penalties related to FIN 48 for the year ended December 31, 2007.
     As of January 1, 2007, we had an unrecognized tax benefit of $6.2 million. The net impact of recording this liability was a reclassification between deferred income tax liabilities and deferred income tax assets, resulting in no adjustment to retained earnings. If recognized, there would be no impact to the effective income tax rate. There was no change in the unrecognized tax benefit for the year ended December 31, 2007. At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months related to FIN 48.
     Our U.S. federal tax returns for 2004 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2003 and subsequent years.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard do not require any new fair value measurements, but rather, it provides enhanced guidance to other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which FAS 157 is initially applied. FAS 157 became effective for us on January 1, 2008. On February 12, 2008, the FASB issued Financial Statement of Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. In addition, the FASB has agreed to issue a second FSP that will exclude from the scope of FAS 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases” and its related interpretative accounting pronouncements that address leasing transactions. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of FAS 157. We are still evaluating the potential impact of adopting FAS 157, but do not expect it to have a material impact to our consolidated results of operations, cash flows or financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the entity’s results of operations. FAS 159 is effective for fiscal years beginning after November 15, 2007, but is not required to be adopted. We are in the process of determining the financial impact that this will have on our results of operations and financial position, if the fair value option is elected.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces SFAS No. 141 (“FAS 141”). This Statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations. FAS 141R also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Early adoption is prohibited. Management is currently evaluating the impact of adopting FAS 141R, which also requires acquisition transaction costs to be expensed as incurred rather than capitalized as a direct cost of the acquistion, as transaction costs are not considered an element of the fair value of the company acquired. Depending upon the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to our results of operations under FAS 141R.
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
     Additionally, we paid $8.0 million to Bruckmann, Rosser, Sherill & Co., L.L.C. (an affiliate of Bruckmann, Rosser, Sherill & Co., L.P. and Bruckmann, Rosser, Sherill & Co. II, L.P., two of our then principal stockholders) in connection with the termination of a management services agreement. The remaining net proceeds of approximately $6.6 million were used for general corporate purposes.
(4) Acquisitions
2007 Acquisition
     We completed, effective as of September 1, 2007, and funded on September 4, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”) for an estimated total consideration of approximately $144.1 million, consisting of cash paid of $97.8 million, liabilities assumed of $39.0 million, liabilities incurred of $5.0 million and transaction costs of approximately $2.4 million. The Burress purchase price was funded from available cash on hand and borrowings under our senior secured credit facility. Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States. We had no material relationship with Burress prior to the acquisition. The name of Burress was changed to H&E Equipment Services (Mid-Atlantic), Inc., effective September 4, 2007. This acquisition marks our initial entry into three of the four Mid-Atlantic states that Burress operates in and is consistent with our business strategy.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Burress acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on an estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Burress to our overall corporate strategy. We estimate that approximately $19.1 million of the goodwill acquired will be tax deductible. Our purchase price allocation is subject to adjustment based on the finalization of any post-closing adjustments and settlement of amounts currently held in escrow. We expect to finalize our purchase price allocation in the first quarter of fiscal 2008. Our operating results for the year ended December 31, 2007 include the operating results of Burress since the date of acquisition, September 1, 2007.
     The purchase price of Burress, among other things, was based on a multiple of historical adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Among the items specifically excluded from the purchase price calculation was EBITDA derived from Burress’ distribution relationship with Hitachi. Upon the consummation of the acquisition, the Burress shareholders received notification from John Deere Construction & Forestry Company (“John Deere”), Hitachi’s North American representative, of termination of the Hitachi dealer agreement (the “Termination Letter”). Pursuant to the Termination Letter, all Hitachi related manufacturer flooring plans payable totaling approximately $9.2 million became due. The possibility that the Hitachi relationship would be terminated was anticipated by the Company and Burress at the time the parties entered into the acquisition agreement and the amount of the outstanding Hitachi manufacturer flooring plans payable was included in the calculation of the purchase price. We paid the approximate $9.2 million of payables during September 2007 with funds available under our senior secured credit facility. Additionally, certain Hitachi rental fleet, new equipment inventory and parts inventory were to be returned to John Deere or other designated Hitachi dealerships within 60 days of the termination notification. We have returned all such Hitachi rental fleet, new equipment inventory and parts inventory to John Deere pursuant to the termination notification. Approximately $0.1 million of credits related to returned parts inventory have not been issued to date by John Deere. We have received all other credits. We expect these pending credits to be issued to us by the end of the first quarter of 2008. Upon our return of the aforementioned equipment to John Deere, approximately $3.2 million of manufacturer flooring plans payable associated with that equipment was canceled and credits were issued for the returned equipment. Accordingly, these items were excluded from the allocation of purchase price to the net assets acquired of Burress.
     In conjunction with the termination of the Hitachi dealer agreement, John Deere commenced an arbitration proceeding against Burress concerning John Deere’s contractual right to terminate the Hitachi dealer agreement and this arbitration proceeding is pending. No decision has been reached in these proceedings to date. The Burress shareholders would have been entitled to receive additional consideration of approximately $15.1 million payable over three years if the consent of Hitachi, meeting the requirements of the acquisition agreement, had been obtained on or before December 29, 2007. However, the consent of Hitachi was not obtained on or before that date; accordingly, the Burress shareholders will not be entitled to any additional consideration related to the previous distribution relationship with Hitachi.
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
     The following table summarizes our preliminary purchase price allocation based on estimated fair values of the Burress assets acquired and liabilities assumed on September 1, 2007 (amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables	$14,423
Inventories	23,751
Rental equipment	62,354
Property and equipment	7,277
Prepaid expenses and other assets	472
Intangible assets (1)	11,688
Goodwill	24,158
Accounts payable	(8,758)
Manufacturer flooring plans payable	(19,787)
Accrued expenses payable and other liabilities	(5,693)
Due to Burress shareholders (2)	(5,010)
Capital leases (3)	(4,698)

Net assets acquired	$100,177

(1)	The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Burress acquisition as of December 31, 2007 are as follows (dollar amounts in thousands):

		Weighted-
		Average	Balances at December 31, 2007
	Gross	Amortization
	Carrying	Period (in	Accumulated	Net Carrying
Acquired Intangible Asset	Amount	Years)	Amortization	Amount

Trade name	$1,370	1.0	$457	$913
Non-compete agreements	788	4.0	65	723
Customer relationships	9,530	6.0	524	9,006

Total	$11,688	5.3	$1,046	$10,642

     Amortization expense is computed over the estimated useful life of the intangible assets acquired on a straight-line basis. The following table presents the expected amortization expense of the above intangible assets as of December 31 for each of the following periods (dollar amounts in thousands):

Year Ending		Non-Compete	Customer
December 31,	Trade Name	Agreements	Relationships	Totals
2008	$913	$197	$1,405	$2,515
2009	—	197	1,787	1,984
2010	—	197	1,763	1,960
2011	—	132	1,613	1,745
2012	—	—	1,504	1,504

(2)	Represents the amount payable to Burress shareholders for the gross up effect related to the Section 338 tax election pursuant to the acquisition agreement.

(3)	Represents the present value of our obligations under various capital leases assumed on the date of acquisition. Subsequent to the acquisition date and during our third quarter ended September 30, 2007, we paid approximately $3.2 million to purchase all vehicles previously held under capital leases. The accompanying consolidated balance sheets reflects the incremental cost basis of the vehicles from the lease buyouts in property and equipment and appropriately reflects no obligation under those vehicle leases as of December 31, 2007. Additionally, Burress previously leased four branch facility locations under capital leases. On August 31, 2007, three of those capital leases related to Burress branch facility locations were amended and these amendments resulted in a lease classification change, pursuant to

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement on Financial Accounting Standard No. 13, “Accounting for Leases”, from capital leases to operating leases as of September 1, 2007, the acquisition date. Therefore, the accompanying consolidated balance sheet as of December 31, 2007 reflects the one remaining capital lease obligation on a Burress branch facility for approximately $2.4 million.
     The following table contains unaudited pro forma consolidated statements of income information for the years ended December 31, 2007 and 2006, as if the Burress transaction had occurred at the beginning of each respective period presented (amounts in thousands, except per share data):

	Year Ended
	December 31,
	2007	2006
Total revenues	$1,116,849	$971,328
Gross profit	$333,102	$303,802
Operating income	$147,759	$135,899
Net income	$65,054	$39,274
Basic net income per common share	$1.71	$1.06
Diluted net income per common share	$1.71	$1.06
     Net income and the resulting net income per common share for the year ended December 31, 2006 include the $40.8 million, or $31.5 million after tax, loss on early extinguishment of debt related to the August 2006 issuance of our senior unsecured notes (see note 12 to the consolidated financial statements for further information).
     The pro forma information above does not include the pro forma effects of our 2006 acquisition as further described below. The above pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the Burress transaction occurred as presented. Further, the above pro forma amounts do not consider any potential synergies or integration costs that may result from the transaction. In addition, future results may vary significantly from the results reflected in such pro forma information.
2006 Acquisition
     We completed, effective as of February 28, 2006, the acquisition of all of the outstanding capital stock of Eagle High Reach Equipment, Inc. (now known as H&E California Holdings, Inc.) and all of the outstanding equity interests of its subsidiary, Eagle High Reach Equipment, LLC (now known as H&E Equipment Services (California) LLC) (collectively, “Eagle”) for consideration of approximately $66.3 million, consisting of cash paid of $59.9 million, liabilities assumed of $3.6 million, liabilities incurred of $2.2 million, and transaction costs of $0.6 million. The Eagle purchase price was determined based on the expected cash flows from the Eagle business and negotiation with the sellers. The purchase price was funded out of the proceeds from our initial public offering (see note 3 to the consolidated financial statements for further information on our initial public offering). Prior to the acquisition, Eagle was a privately-held construction and industrial equipment rental company. Eagle serves the southern California construction and industrial markets out of four locations. This acquisition marked our initial entry into the southern California market and is consistent with our business strategy.
     The Eagle acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on an estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Eagle to the overall corporate strategy. We estimate that approximately $9.9 million of the goodwill acquired will be tax deductible. Our operating results for the years ended December 31, 2007 and 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

     The following table contains unaudited pro forma consolidated statements of operations information for the years ended December 31, 2006 and 2005, as if the Eagle transaction had occurred at the beginning of each respective period presented (amounts in thousands, except per share data):

	Year Ended
	December 31,
	2006	2005
Total revenues	$809,697	$633,816
Gross profit	$264,955	$197,139
Operating income	$119,337	$73,533
Net income	$32,365	$30,451
Basic net income per common share	$0.88	$1.19
Diluted net income per common share	$0.88	$1.19
     Net income and the resulting net income per common share for the year ended December 31, 2006 includes the $40.8 million, or $31.5 million after tax, loss on early extinguishment of debt related to the August 2006 issuance of our senior unsecured notes. See note 12 to the consolidated financial statements for further information.
     The pro forma information above does not include the pro forma effects of the Burress acquisition as described above. The above pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the Eagle transaction occurred as presented. Further, the above pro forma amounts do not consider any potential synergies or integration costs that may result from the transaction. In addition, future results may vary significantly from the results reflected in such pro forma information.
(5) Receivables
     Receivables consisted of the following at December 31, 2007 and 2006 (amounts in thousands):

	December 31,
	2007	2006
Trade receivables	$150,754	$107,016
Unbilled rental revenue	3,925	3,576
Income tax receivables	856	—
Other	26	20

	155,561	110,612
Less allowance for doubtful accounts	(4,413)	(2,852)

Total receivables, net	$151,148	$107,760

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Inventories
     Inventories consisted of the following at December 31, 2007 and 2006 (amounts in thousands):

	December 31,
	2007	2006
New equipment	$106,777	$96,733
Used equipment	11,143	7,915
Parts, supplies and other	25,869	22,089

Total inventories, net	$143,789	$126,737

     The above amounts are net of reserves for inventory obsolescence at December 31, 2007 and 2006 totaling $1.0 million and $1.3 million, respectively.
(7) Property and Equipment
     Net property and equipment consisted of the following at December 31, 2007 and 2006 (amounts in thousands):

	December 31,
	2007	2006
Land	$6,147	$4,726
Transportation equipment	34,822	21,856
Building and leasehold improvements	14,843	11,522
Office and computer equipment	6,664	11,869
Machinery and equipment	7,110	6,802
Property under capital lease	2,419	—

	72,005	56,775
Less accumulated depreciation and amortization	(26,591)	(27,112)

Total net property and equipment	$45,414	$29,663

     Accumulated depreciation and amortization at December 31, 2007 includes $0.1 million in accumulated amortization related to a capital lease. Total depreciation and amortization on property and equipment was $9.0 million, $6.9 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(8) Accounts Payable
     Accounts payable consisted of trade accounts payable in the normal course of business of $84.9 million and $61.5 million at December 31, 2007 and 2006, respectively.
(9) Manufacturer Flooring Plans Payable
     Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranges between zero percent and 1.9 percent plus the Prime Interest Rate. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2007 for each of the next five years ending December 31 are as follows (amounts in thousands):

2008	$34,500
2009	41,020
2010	30,008
2011	38,150
2012	17,010
Thereafter	2,251

Total	$162,939

(10) Accrued Expenses Payable and Other Liabilities
     Accrued expenses payable and other liabilities consisted of the following at December 31, 2007 and 2006 (amounts in thousands):

	December 31,
	2007	2006
Payroll and related liabilities	$14,462	$10,723
Sales, use and property taxes	8,611	5,587
Accrued interest	10,761	8,725
Accrued insurance	4,578	4,620
Deferred revenue	3,091	2,463
Other	7,454	1,032

Total accrued expenses payable and other liabilities	$48,957	$33,150

(11) Notes Payable
     The following table summarizes our notes payable as of December 31, 2007 and 2006 (dollar amounts in thousands):

	December 31,
	2007	2006
Notes payable to a financial institution maturing through 2009:
Payable in monthly installments of approximately $19. Interest is at 4.25%. Notes are collateralized by real estate	$—	$342
Notes payable to lender maturing through 2016:
Payable in monthly installments of approximately $8.8. Interest is at 7.25%. Notes are collateralized by real estate	1,250	1,265
Notes payable to lender maturing through 2029:
Payable in monthly installments of approximately $6.8. Interest is at 9.55%. Notes are collateralized by real estate	737	747

Total notes payable	$1,987	$2,354

     Maturities of notes payable as of December 31, 2007 for each of the next five years ending December 31, are as follows (amounts in thousands):

2008	$28
2009	30
2010	32
2011	27
2012	16
Thereafter	1,854

Total	$1,987

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) Senior Unsecured Notes
     On August 4, 2006, we completed a cash tender offer and consent solicitation for our 11 1/8% senior secured notes due 2012 and 12 1/2% senior subordinated notes due 2013 (collectively, the “Notes”). Additionally, we closed our private offering of $250 million aggregate principal amount of our 8 3/8% senior unsecured notes due 2016 (the “New Notes”).
     Net proceeds to us, after deducting underwriting commissions, totaled approximately $245.3 million. We used the net proceeds of the offering of the New Notes, together with cash on hand and borrowings under our senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior subordinated notes) that were validly tendered pursuant to the tender offer and consent solicitation. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior secured notes was $217.6 million. The total principal amount, accrued and unpaid interest, consent fee amounts and premiums paid for the senior subordinated notes was approximately $60.1 million. Aggregate offering expenses totaled approximately $1.9 million.
     In connection with the above transactions, we recorded a loss on the early extinguishment of debt of approximately $40.8 million, or approximately $31.5 million after-tax, reflecting payment of the $25.3 million of tender premiums and other costs of $0.5 million in connection with the tender offer and consent solicitation, combined with the write off of approximately $5.4 million of unamortized deferred financing costs of the Notes and $9.6 million of remaining unamortized original issue discount on the Notes.
     The amendments to the indentures pursuant to which the Notes were issued which were proposed in connection with the tender offer and consent solicitation became operative on August 4, 2006. The amendments to the indentures eliminate substantially all of the restrictive covenants and eliminate or modify certain events of default and related provisions contained in the indentures.
     The New Notes were issued at par and require semiannual interest payments on January 15th and July 15th of each year, which began on January 15, 2007. No principal payments are due until maturity (January 15, 2016). We may redeem some or all of the New Notes on or after July 15, 2011, at the applicable redemption prices plus accrued and unpaid interest and additional interest, if any, to the date of redemption. Additionally, we may redeem up to 35% of the aggregate principal amount of the notes using net cash proceeds from certain equity offerings completed on or prior to July 15, 2009.
     The New Notes rank equal in right of payment to all of our and our guarantors’ existing and future unsecured senior indebtedness and senior in right of payment to any of our or our guarantors’ future subordinated indebtedness. The New Notes are effectively junior in priority to our and our guarantors’ obligations under all of our existing and future secured indebtedness, including borrowings under our senior secured credit facility and any other secured obligations, in each case, to the extent of the value of the assets securing such obligations. The New Notes are also effectively junior to all liabilities (including trade payables) of our non-guarantor subsidiaries.
     Concurrently with the closing of the private offering on August 4, 2006, we entered into an Amended and Restated Credit Agreement, amending and restating our senior secured credit agreement primarily to, (i) increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million; (ii) reduce the applicable unused line fee margin in respect of undrawn commitments to 0.25%; (iii) increase the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value to the lesser of 100% of net book value or 85% of orderly liquidation value; (iv) extend the maturity date of the facility from February 10, 2009 to August 4, 2011; and (v) add H&E Equipment Services (California), LLC as a borrower. Furthermore, the measurement frequency of our computed “Leverage Ratio” was changed from a monthly calculation to a quarterly calculation. We paid $1.4 million to the “Lenders” in connection with this transaction and incurred other transaction costs of approximately $0.2 million. Subsequently, on September 1, 2007, and in

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
connection with the Burress acquisition, we entered into a Second Amended and Restated Credit Agreement as further discussed in note 4 to the consolidated financial statements.
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
     On July 31, 2007, we redeemed all of our remaining outstanding 11 1/8% Senior Secured Notes due 2012, having an aggregate principal amount of $4.5 million. The redemption price of the Senior Secured Notes was $1,055.63 per $1,000 principal amount, or 105.563% of the principal amount of the redeemed notes, plus accrued interest through and including July 31, 2007. In connection with the transaction, we recorded a loss on the early extinguishment of debt in the year ended December 31, 2007 of approximately $0.3 million.
(13) Senior Secured Credit Facility
     In accordance with our Second Amended and Restated Credit Agreement, as amended, or the senior secured credit facility, we may borrow up to $320.0 million depending upon the availability of borrowing base collateral consisting of eligible trade receivables, inventories, property and equipment, and other assets. Additionally, upon the appropriate lender approval, the Company has access to an incremental facility in an aggregate amount of up to $130.0 million during the term of the senior secured credit facility, which matures August 4, 2011.
     At December 31, 2007, the interest rate on the senior secured credit facility was LIBOR plus 125 basis points, or 6.55%. The senior secured credit facility is senior to all other outstanding debt, secured by substantially all the assets of the Company, and is guaranteed by the Company’s domestic subsidiaries (see note 21 to the consolidated financial statements). The balance outstanding on the senior secured credit facility as of December 31, 2007 was approximately $120.6 million. Additional borrowings available under the terms of the senior secured credit facility as of December 31, 2007, net of $6.0 million of standby letters of credit outstanding, totaled $193.5 million. The average interest rate on outstanding borrowings for the year ended December 31, 2007 was approximately 7.05%. As of December 31, 2007, we were in compliance with our financial covenant under the senior secured credit facility. As of March 3, 2008, we had $168.8 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
     If at any time an event of default exists, the interest rate on the senior secured credit facility will increase by 2.0% per annum. We are also required to pay a commitment fee equal to $0.25% per annum in respect of undrawn commitments.
     The following discussion details in chronological order the various amendments to and significant events affecting our senior secured credit facility for the years ended December 31, 2007 and 2006:
     On February 3, 2006, our senior secured credit agreement, dated June 17, 2002, as amended, was amended primarily to (1) approve the merger of H&E Holdings and H&E LLC with and into H&E Equipment Services, Inc., with H&E Equipment Services, Inc. surviving the reincorporation merger as the operating company, as further described herein as the Reorganization Transactions, and to effectuate H&E Equipment Services, Inc. as a “Borrower” under the terms of the senior secured credit facility; and (2) require the proceeds of certain stock and debt issuances in excess of $1,000,000 in the aggregate be used to prepay amounts outstanding under the senior secured credit facility in an amount equal to such proceeds. We did not pay an amendment fee relating to this amendment.
     In February 2006, we used a portion of the proceeds from our initial public offering to repay $96.6 million of outstanding indebtedness under the senior secured credit facility, and we subsequently paid accrued interest in the amount of $0.2 million in March 2006.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     On March 20, 2006, the senior secured credit agreement was further amended to (1) adjust the “Applicable Revolver Index Margin,” the “Applicable Revolver LIBOR Margin” and the “Applicable L/C Margin” to reflect tiered pricing based upon our monthly computed “Leverage Ratio” applied on a prospective basis commencing at least one day after the date of delivery to the “Lenders” of the monthly unaudited “Financial Statements” beginning after March 31, 2006; (2) adjust the “Applicable Unused Line Fee Margin” to reflect tiered pricing based upon our “Excess Availability Percentage” computed on the first day of a calendar month applied on a prospective basis commencing with the first adjustment to the “Applicable Revolver Index Margin” and “Applicable Revolver LIBOR Margin;” (3) eliminate the $16.5 million block on availability of assets; (4) revise the financial covenants to (i) add a covenant requiring maintenance of a minimum “Fixed Charge Coverage Ratio” of 1.10 to 1.00, which is tested at the end of each fiscal month only if a “Covenant Liquidity Event” has occurred and is then continuing and (ii) eliminate all other “Financial Covenants;” and (5) revise the definitions of various other capitalized terms contained within the original senior secured credit agreement. In connection with this amendment, we paid fees to the “Lenders” of $0.2 million.
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
     On August 4, 2006, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), amending and restating our senior secured credit agreement primarily to, (i) increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million, (ii) reduce the applicable unused line fee margin in respect of undrawn commitments to 0.25%, (iii) increase the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value to the lesser of 100% of net book value or 85% of orderly liquidation value, (iv) extend the maturity date of the facility from February 10, 2009 to August 4, 2011 and (v) add H&E Equipment Services (California), LLC as a borrower. Furthermore, the Amended Credit Agreement changed the measurement frequency of our computed “Leverage Ratio” from a monthly calculation to a quarterly calculation. We paid $1.4 million to the “Lenders” in connection with this Amended Credit Agreement and incurred other transaction costs of approximately $0.2 million.
     On September 1, 2007, and in connection with our acquisition of Burress, we entered into a Second Amended and Restated Credit Agreement, by and among the Company, Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., Burress, General Electric Capital Corporation, as Agent, and the “Lenders” (as defined therein) amending and restating our Amended and Restated Credit Agreement dated as of August 4, 2006 and pursuant to which, among other things, (i) the principal amount of availability of the credit facility was increased from $250.0 million to $320.0 million, (ii) an incremental facility, at Agent’s and Company’s mutual agreement, in an aggregate amount of up to $130.0 million at any time after the closing of the amendment, subject to existing and/or new lender approval, was added, and (iii) Burress was added as a guarantor. We paid $0.4 million to the lenders in connection with this transaction and $0.1 million in other transaction costs.
     On November 7, 2007, we amended the Second Amended and Restated Credit Agreement in connection with our stock repurchase program announced on November 8, 2007, to allow such stock repurchase program, subject to certain restrictions.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) Capital Lease Obligation
     As of December 31, 2007, we have a capital lease obligation, expiring in 2022, related to a branch facility acquired in the Burress acquisition. Future minimum capital lease payments, in the aggregate, existing at December 31, 2007 for each of the next five years ending December 31 are as follows (amounts in thousands):

2008	$252
2009	252
2010	252
2011	252
2012	252
Thereafter	2,310

Total minimum lease payments	3,570
Less: amount representing interest	(1,159)

Present value of minimum lease payments	$2,411

(15) Income Taxes
     Income tax provision for the years ended December 31, 2007, 2006 and 2005, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2007:
U.S. Federal	$1,644	$30,368	$32,012
State	269	8,508	8,777

	$1,913	$38,876	$40,789

Year ended December 31, 2006:
U.S. Federal	$391	$8,261	$8,652
State	335	707	1,042

	$726	$8,968	$9,694

Year ended December 31, 2005:
U.S. Federal	$25	$645	$670
State	3	—	3

	$28	$645	$673

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows (amounts in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accounts receivable	$1,685	$1,048
Inventories	387	504
Net operating losses	17,831	46,484
AMT and general business tax credits	3,185	1,335
Sec 263A costs	1,610	1,382
Accrued liabilities	2,287	2,125
Deferred compensation	538	447
Accrued interest	495	796
Stock-based compensation	486	377
Other assets	471	240

	28,975	54,738

Deferred tax liabilities:
Property and equipment	(76,418)	(63,985)
Investments	(1,560)	(1,520)
Goodwill	(1,678)	(1,038)

	(79,656)	(66,543)

Net deferred tax liabilities	$(50,681)	$(11,805)

     The reconciliation between income taxes computed using the statutory federal income tax rate to the actual tax expense is below for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005
Computed tax at statutory rates	$36,895	$14,842	$9,803
Permanent items — other	446	559	501
Permanent items — excess of tax deductible goodwill	(2,130)	(2,130)	(2,069)
Permanent items — non-deductible interest	—	3,130	—
State income tax, net of federal tax effect	5,705	1,617	1,147
Change in beginning of year valuation allowance	—	(8,246)	(10,853)
Prior year deferred tax revisions	—	—	2,321
Other	(127)	(78)	(177)

	$40,789	$9,694	$673

     At December 31, 2007, we had available federal net operating loss carry forwards of approximately $79.9 million, which expire in varying amounts from 2019 through 2024. We also had federal alternative minimum tax credit carry forwards at December 31, 2007 of approximately $2.8 million which do not expire.
     Management has concluded that it is more likely than not that we will have sufficient taxable income within the carry back and carry forward periods permitted by the current law to allow for the utilization of certain carry forwards and other tax attributes. Therefore, a valuation allowance is not required to reduce the deferred tax assets as of December 31, 2007.
     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follow (in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gross unrecognized tax benefits at January 1, 2007	$6,220
Increases in tax positions taken in prior years	—
Decreases in tax positions taken in prior years	—
Increases in tax positions taken in current year	—
Decreases for tax positions taken in current year	—
Settlements with taxing authorities	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2007	$6,220

     If recognized, there would be no impact to the effective income tax rate. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” We have no accrued interest or penalties related to unrecognized tax benefits at December 31, 2007. At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.
     Our U.S. federal tax returns for 2004 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2003 and subsequent years.
(16) Commitments and Contingencies
Operating Leases
     As of December 31, 2007, we lease certain real estate related to our branch facilities and corporate office, as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2029. Our real estate leases provide for varying terms, including customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property and rental equipment under non-cancelable operating lease agreements for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $9.5 million, $9.4 million and $21.1 million, respectively. As discussed in note 3 to the consolidated financial statements, we used a portion of the proceeds from our initial public offering in 2006 to purchase rental equipment under operating leases.
     Future minimum operating lease payments, in the aggregate, existing at December 31, 2007 for each of the next five years ending December 31 are as follows (amounts in thousands):

2008	$10,064
2009	8,558
2010	7,029
2011	5,164
2012	6,428
Thereafter	35,866

$73,109

Legal Matters
     We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Letters of Credit
     The Company had outstanding letters of credit issued under its senior secured credit facility totaling $6.0 million and $8.3 million as of December 31, 2007 and 2006, with the 2007 amounts expiring in January 2009.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) Employee Benefit Plan
     We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2007, 2006 and 2005, we contributed $1.6 million, $1.2 million and $0.9 million, respectively, to this plan.
(18) Deferred Compensation Plans
     In 2001, we assumed in a business combination nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2007, we had obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2007 calendar plan year was 8.25%. The aggregate deferred compensation payable (including accrued interest of $1.3 million) at December 31, 2007, was $1.9 million.
(19) Related Party Transactions
     John M. Engquist, our Chief Executive Officer and President, and his sister, Kristan Engquist Dunne, each have a 16.7% beneficial ownership interest in a joint venture, from which we lease our Baton Rouge, Louisiana and Kenner, Louisiana branch facilities. Four trusts in the names of the children of John M. Engquist and Kristan Engquist Dunne hold in equal amounts the remaining 16.6% of such joint venture. The remaining 50% interest is held by Tomarlee Commercial Properties, L.L.C., for which Mr. Engquist and Ms. Engquist Dunne each have a 25% interest and Mr. Engquist’s mother has a 50% interest. We paid such entity a total of approximately $0.3 million in each of the years ended December 31, 2007, 2006 and 2005 in lease payments.
     Mr. Engquist has a 62.5% ownership interest in T&J Partnership and J&T Company, from which we lease our Shreveport, Louisiana facility and previously leased our Lake Charles, Louisiana branch facility, respectively. Mr. Engquist’s mother beneficially owns 25% of such entities. Kristan Engquist Dunne owns the remaining 12.5% of such entities. In 2007, 2006 and 2005, we paid such entities a total of approximately $0.2 million each year in lease payments. In January 2005, J&T Company sold the Lake Charles, Louisiana parcel to an unaffiliated third party.
     Mr. Engquist and his wife, Martha Engquist, hold a 51% and 49% ownership interest, respectively, in John Engquist LLC, from which we previously leased our Alexandria, Louisiana branch facility. In 2007, 2006 and 2005, we paid such entity a total of $0.1 million each year in lease payments. In November 2007, John Engquist, LLC sold the Alexandria, Louisiana property to an unaffiliated third party, which executed a new lease with the Company.
     We charter an aircraft from Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. We pay an hourly rate to Gulf Wide Aviation for the use of the aircraft by various members of our management. In addition, a portion of one pilot’s salary was paid by us in 2006 and 2005. In 2007, 2006 and 2005, our payments in respect of charter costs to Gulf Wide Aviation and salary to the pilot totaled approximately $0.5 million, $0.5 million and $0.4 million, respectively. We had a receivable from the charter aircraft company of approximately $0.2 million as of December 31, 2005. We collected the receivable in 2006.
     Mr. Engquist has a 31.25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister each have a 12.5% and 6.25% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. In 2007, 2006 and 2005, commissions

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.9 million, $0.7 million and $0.6 million, respectively.
     We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2007, 2006 and 2005, our purchases totaled approximately $0.1 million, and our sales totaled approximately $14,000, $37,000 and $0.1 million, respectively.
     On July 31, 2004, we entered into a consulting and noncompetition agreement with Gary W. Bagley, our current Chairman of the Board. This agreement provides for an initial term of five years and pays Mr. Bagley a consulting fee of $150,000 annually plus provides certain Company health and welfare benefits. On April 30, 2007, this agreement was terminated by mutual agreement of the parties and we entered into a new five-year consulting agreement with Mr. Bagley which pays Mr. Bagley an initial annual consulting fee of $167,000, which is adjusted 4% per annum each year of the agreement, plus provides certain Company health and welfare benefits. We expensed approximately $0.2 million for each of the years ended December 31, 2007, 2006 and 2005 related to these agreements.
     Dale W. Roesener, Vice President, Aerial Work Platforms, has a 47.6% ownership interest in Aero SRD LLC, from which we lease our Las Vegas, Nevada branch facility. Our lease payments to such entity totaled approximately $0.5 million in each of the years ended December 31, 2007, 2006 and 2005.
     In connection with the recapitalization of Head & Engquist in 1999, we entered into a $3.0 million consulting and non-competition agreement with Thomas R. Engquist, the father of John M. Engquist, our Chief Executive Officer and President. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in the Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs (including John M. Engquist). Due to Mr. Engquist’s passing away during 2003, we will not be provided with any further consulting services. Therefore, we recorded a liability of $1.3 million during 2003 for the present value of the remaining future payments. The total amount paid under this agreement was $0.3 million for each of the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, the present value of the balance for this obligation amounted to approximately $0.3 million.
     In 2001, we entered into a management agreement with BRS and its affiliates, payable in the lesser of $2 million annually or 1.75% of annual earnings before interest, taxes, depreciation and amortization, excluding operating lease expenses, plus all reasonable out-of-pocket expenses. In February 2006, we used a portion of the proceeds from our initial public offering to pay $8.0 million to terminate the BRS management agreement. The total amount paid to BRS and its affiliates under the management agreement for the years ended December 31, 2006 and 2005 was $8.3 million and $2.0 million, respectively.
     During the years ended December 31, 2006 and 2005, we expensed a combined total of $0.1 million and $1.0 million, respectively, for interest earned under a deferred compensation plan for Gary W. Bagley, the Chairman of our Board of Directors, and Kenneth R. Sharp, Jr., a former executive officer of the Company. The respective deferred compensation payable balances were paid in February 2006 from a portion of the proceeds of our initial public offering.
     Mr. Engquist’s son is an employee and received compensation of approximately $0.2 million for the years ended December 31, 2007 and 2006 and $0.1 million for the year ended December 31, 2005.
     Bradley W. Barber’s brother is an employee and received compensation of approximately $0.1 million in each of the years ended December 31, 2007, 2006 and 2005.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(20) Summarized Quarterly Financial Data (Unaudited)
     The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2007 and 2006 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007:
Total revenues	$209,736	$233,145	$270,587	$289,666
Operating income	28,864	32,889	42,387	37,321
Income before provision for income taxes	20,298	24,388	33,348	27,381
Net income	12,134	15,226	20,194	17,072
Basic net income per common share(2)	0.32	0.40	0.53	0.45
Diluted net income per common share(2)	0.32	0.40	0.53	0.45

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter
2006:
Total revenues	$182,210	$202,536	$204,135	$215,488
Operating income	15,079	34,971	34,870	35,125
Income (loss) before provision (benefit) for income taxes	4,987	25,211	(14,716)	26,926
Net income (loss)	3,920	19,803	(11,531)	20,522
Basic net income (loss) per common share(2)	0.12	0.52	(0.30)	0.54
Diluted net income (loss) per common share(2)	0.12	0.52	(0.30)	0.54

(1)	Results for the third quarter of 2006 include the $40.8 million, or $31.5 million after tax, loss on early extinguishment of debt related to the August 2006 issuance of our senior unsecured notes. See note 12 to the consolidated financial statements for further information.

(2)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.
(21) Segment Information
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
     We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Equipment rentals	$286,573	$251,374	$190,794
New equipment sales	355,178	241,281	156,341
Used equipment sales	148,742	133,897	111,139
Parts sales	102,300	82,106	70,066
Services revenues	64,050	53,699	41,485

Total segmented revenues	956,843	762,357	569,825
Non-segmented revenues	46,291	42,012	30,385

Total revenues	$1,003,134	$804,369	$600,210

Gross Profit:
Equipment rentals	$146,988	$132,633	$89,233
New equipment sales	47,281	30,123	19,172
Used equipment sales	36,391	36,132	26,443
Parts sales	30,509	24,197	20,451
Services revenues	40,974	34,493	26,068

Total gross profit from revenues	302,143	257,578	181,367
Non-segmented gross profit	3,897	5,603	234

Total gross profit	$306,040	$263,181	$181,601

	December 31,
	2007	2006
Segment identified assets:
Equipment sales	$117,920	$104,648
Equipment rentals	577,628	440,454
Parts and service	25,869	22,089

Total segment identified assets	721,417	567,191
Non-segment identified assets	291,436	192,751

Total assets	$1,012,853	$759,942

     The Company operates primarily in the United States and our sales to international customers were no greater than 1.7% of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(22) Consolidating Financial Information of Guarantor Subsidiaries
     All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc., H&E Equipment Services (California), LLC (formally known as Eagle High Reach Equipment, LLC), H&E California Holdings, Inc. (formally known as Eagle High Reach Equipment, Inc.) and H&E Equipment Services (Mid-Atlantic), Inc. (formerly known as J.W. Burress, Incorporated). The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.
     The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The financial statements of H&E Equipment Services (California), LLC and H&E California Holdings, Inc. included herein are from the date of our acquisition of Eagle, February 28, 2006. The financial statements of H&E Equipment Services (Mid-Atlantic), Inc., are included from the date of acquisition of Burress, September 1, 2007.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$12,005	$2,757	$—	$14,762
Receivables, net	131,085	20,063	—	151,148
Inventories, net	118,912	24,877	—	143,789
Prepaid expenses and other assets	5,528	583	—	6,111
Rental equipment, net	453,465	124,163	—	577,628
Property and equipment, net	31,557	13,857	—	45,414
Deferred financing costs, net	8,628	—	—	8,628
Intangible assets, net	10,642	—	—	10,642
Investment in guarantor subsidiaries	14,026	—	(14,026)	—
Goodwill	8,571	46,160	—	54,731

Total assets	$794,419	$232,460	$(14,026)	$1,012,853

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$130,205	$(9,652)	$—	$120,553
Accounts payable	83,677	1,218	—	84,895
Manufacturer flooring plans payable	156,937	6,002	—	162,939
Accrued expenses payable and other liabilities	45,603	3,354	—	48,957
Intercompany balance	(214,364)	214,364	—	—
Related party obligation	413	—	—	413
Notes payable	1,250	737	—	1,987
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,411	—	2,411
Deferred income taxes	50,681	—	—	50,681
Deferred compensation payable	1,939	—	—	1,939

Total liabilities	506,341	218,434	—	724,775
Stockholders’ equity	288,078	14,026	(14,026)	288,078

Total liabilities and stockholders’ equity	$794,419	$232,460	$(14,026)	$1,012,853

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$9,214	$89	$—	$9,303
Receivables, net	92,281	15,479	—	107,760
Inventories, net	123,695	3,042	—	126,737
Prepaid expenses and other assets	5,995	127	—	6,122
Rental equipment, net	377,910	62,544	—	440,454
Property and equipment, net	24,369	5,294	—	29,663
Deferred financing costs, net	9,296	—	—	9,296
Intangible assets, net	34	—	—	34
Investment in guarantor subsidiaries	14,469	—	(14,469)	—
Goodwill	30,573	—	—	30,573

Total assets	$687,836	$86,575	$(14,469)	$759,942

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$9,134	$—	$—	$9,134
Accounts payable	61,982	(496)	—	61,486
Manufacturer flooring plans payable	148,028	—	—	148,028
Accrued expenses payable and other liabilities	32,248	902	—	33,150
Intercompany balance	(70,953)	70,953	—	—
Related party obligation	653	—	—	653
Notes payable	1,607	747	—	2,354
Senior secured notes, net of discount	4,477	—	—	4,477
Senior unsecured notes	250,000	—	—	250,000
Deferred income taxes	11,805	—	—	11,805
Deferred compensation payable	3,271	—	—	3,271

Total liabilities	452,252	72,106	—	524,358
Stockholders’ equity	235,584	14,469	(14,469)	235,584

Total liabilities and stockholders’ equity	$687,836	$86,575	$(14,469)	$759,942

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$241,578	$44,995	$—	$286,573
New equipment sales	330,220	24,958	—	355,178
Used equipment sales	127,310	21,432	—	148,742
Parts sales	91,295	11,005	—	102,300
Services revenues	58,372	5,678	—	64,050
Other	40,310	5,981	—	46,291

Total revenues	889,085	114,049	—	1,003,134

Cost of revenues:
Rental depreciation	79,661	14,550	—	94,211
Rental expense	38,188	7,186	—	45,374
New equipment sales	286,272	21,625	—	307,897
Used equipment sales	94,837	17,514	—	112,351
Parts sales	64,247	7,544	—	71,791
Services revenues	21,349	1,727	—	23,076
Other	35,435	6,959	—	42,394

Total cost of revenues	619,989	77,105	—	697,094

Gross profit:
Equipment rentals	123,729	23,259	—	146,988
New equipment sales	43,948	3,333	—	47,281
Used equipment sales	32,473	3,918	—	36,391
Parts sales	27,048	3,461	—	30,509
Services revenues	37,023	3,951	—	40,974
Other	4,875	(978)	—	3,897

Gross profit	269,096	36,944	—	306,040

Selling, general and administrative expenses	137,093	27,955	—	165,048
Equity in loss of guarantor subsidiaries	(443)	—	443	—
Gain on sales of property and equipment	385	84	—	469

Income from operations	131,945	9,073	443	141,461

Other income (expense):
Interest expense	(27,175)	(9,596)	—	(36,771)
Loss on early extinguishment of debt	(320)	—	—	(320)
Other, net	965	80	—	1,045

Total other expense, net	(26,530)	(9,516)	—	(36,046)

Income (loss) before income taxes	105,415	(443)	443	105,415
Provision for income taxes	40,789	—	—	40,789

Net income (loss)	$64,626	$(443)	$443	$64,626

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$215,900	$35,474	$—	$251,374
New equipment sales	233,700	7,581	—	241,281
Used equipment sales	123,751	10,146	—	133,897
Parts sales	79,015	3,091	—	82,106
Services revenues	51,833	1,866	—	53,699
Other	37,201	4,811	—	42,012

Total revenues	741,400	62,969	—	804,369

Cost of revenues:
Rental depreciation	68,249	9,910	—	78,159
Rental expense	34,960	5,622	—	40,582
New equipment sales	204,691	6,467	—	211,158
Used equipment sales	90,787	6,978	—	97,765
Parts sales	55,826	2,083	—	57,909
Services revenues	18,644	562	—	19,206
Other	31,505	4,904	—	36,409

Total cost of revenues	504,662	36,526	—	541,188

Gross profit:
Equipment rentals	112,691	19,942	—	132,633
New equipment sales	29,009	1,114	—	30,123
Used equipment sales	32,964	3,168	—	36,132
Parts sales	23,189	1,008	—	24,197
Services revenues	33,189	1,304	—	34,493
Other	5,696	(93)	—	5,603

Gross profit	236,738	26,443	—	263,181

Selling, general and administrative expenses	129,924	13,691	—	143,615
Equity in earnings of guarantor subsidiaries	7,444	—	(7,444)	—
Gain on sales of property and equipment	325	154	—	479

Income from operations	114,583	12,906	(7,444)	120,045

Other income (expense):
Interest expense	(32,202)	(5,482)	—	(37,684)
Loss on early extinguishment of debt	(40,771)	—	—	(40,771)
Other, net	798	20	—	818

Total other expense, net	(72,175)	(5,462)	—	(77,637)

Income before provision for income taxes	42,408	7,444	(7,444)	42,408
Provision for income taxes	9,694	—	—	9,694

Net income	$32,714	$7,444	$(7,444)	$32,714

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$183,391	$7,403	$—	$190,794
New equipment sales	150,593	5,748	—	156,341
Used equipment sales	103,961	7,178	—	111,139
Parts sales	67,877	2,189	—	70,066
Services revenues	40,176	1,309	—	41,485
Other	29,182	1,203	—	30,385

Total revenues	575,180	25,030	—	600,210

Cost of revenues:
Rental depreciation	52,177	2,357	—	54,534
Rental expense	45,995	1,032	—	47,027
New equipment sales	132,308	4,861	—	137,169
Used equipment sales	79,442	5,254	—	84,696
Parts sales	48,092	1,523	—	49,615
Services revenues	15,035	382	—	15,417
Other	28,940	1,211	—	30,151

Total cost of revenues	401,989	16,620	—	418,609

Gross profit:
Equipment rentals	85,219	4,014	—	89,233
New equipment sales	18,285	887	—	19,172
Used equipment sales	24,519	1,924	—	26,443
Parts sales	19,785	666	—	20,451
Services revenues	25,141	927	—	26,068
Other	242	(8)	—	234

Gross profit	173,191	8,410	—	181,601

Selling, general and administrative expenses	105,982	5,427	—	111,409
Equity in earnings of guarantor subsidiaries	1,787	—	(1,787)	—
Gain on sales of property and equipment	58	33	—	91

Income from operations	69,054	3,016	(1,787)	70,283

Other income (expense):
Interest expense	(40,583)	(1,239)	—	(41,822)
Other, net	362	10	—	372

Total other expense, net	(40,221)	(1,229)	—	(41,450)

Income before provision for income taxes	28,833	1,787	(1,787)	28,833
Provision for income taxes	673	—	—	673

Net income	$28,160	$1,787	$(1,787)	$28,160

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$64,626	$(443)	$443	$64,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	7,212	1,798	—	9,010
Depreciation on rental equipment	79,661	14,550	—	94,211
Amortization of loan discounts and deferred financing costs	11,688	(10,314)	—	1,374
Amortization of intangible assets	1,060	—	—	1,060
Provision for losses on accounts receivable	2,502	(290)	—	2,212
Provision for inventory obsolescence	90	—	—	90
Provision for deferred income taxes	38,876	—	—	38,876
Stock-based compensation expense	1,255	—	—	1,255
Loss on early extinguishment of debt	320	—	—	320
Gain on sales of property and equipment, net	(385)	(84)	—	(469)
Gain on sales of rental equipment, net	(30,137)	(3,399)	—	(33,536)
Equity in loss of guarantor subsidiaries	443	—	(443)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(41,306)	9,858	—	(31,448)
Inventories, net	(29,545)	(27,886)	—	(57,431)
Prepaid expenses and other assets	321	15	—	336
Accounts payable	21,695	(7,044)	—	14,651
Manufacturer flooring plans payable	8,909	(13,785)	—	(4,876)
Accrued expenses payable and other liabilities	13,415	(8,250)	—	5,165
Intercompany balances	(143,411)	143,411	—	—
Deferred compensation payable	(1,332)	—	—	(1,332)

Net cash provided by operating activities	5,957	98,137	—	104,094

Cash flows from investing activities:
Acquistion of businesses, net of cash acquired	—	(100,177)	—	(100,177)
Purchases of property and equipment	(14,628)	(3,327)	—	(17,955)
Purchases of rental equipment	(231,568)	37,514	—	(194,054)
Proceeds from sales of property and equipment	614	326	—	940
Proceeds from sales of rental equipment	140,726	(18,127)	—	122,599

Net cash used in investing activities	(104,856)	(83,791)	—	(188,647)

Cash flows from financing activities:
Excess tax benefits from stock-based awards	44	—	—	44
Purchase of treasury stock	(13,431)	—	—	(13,431)
Borrowings on senior secured credit facility	1,076,106	—	—	1,076,106
Payments on senior secured credit facility	(955,035)	(9,381)	—	(964,416)
Principal payment of senior secured notes	(4,752)	—	—	(4,752)
Payments of deferred financing costs	(585)	—	—	(585)
Payments of related party obligation	(300)	—	—	(300)
Payments on capital lease obligations	—	(2,287)	—	(2,287)
Principal payments of notes payable	(357)	(10)	—	(367)

Net cash provided by (used in) financing activities	101,690	(11,678)	—	90,012

Net increase in cash	2,791	2,668	—	5,459
Cash, beginning of year	9,214	89	—	9,303

Cash, end of year	$12,005	$2,757	$—	$14,762

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2006
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$32,714	$7,444	$(7,444)	$32,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	6,130	787	—	6,917
Depreciation on rental equipment	68,249	9,910	—	78,159
Amortization of loan discounts and deferred financing costs	2,232	—	—	2,232
Amortization of intangible assets	46	—	—	46
Provision for losses on accounts receivable	1,925	—	—	1,925
Provision for inventory obsolescence	24	—	—	24
Provision for deferred income taxes	8,968	—	—	8,968
Stock-based compensation expense	991	—	—	991
Loss on early extinguishment of debt	40,771	—	—	40,771
Gain on sales of property and equipment, net	(325)	(154)	—	(479)
Gain on sales of rental equipment, net	(29,759)	(3,026)	—	(32,785)
Equity in earnings of guarantor subsidiaries	(7,444)	—	7,444	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	1,084	(3,945)	—	(2,861)
Inventories, net	(34,552)	(35,397)	—	(69,949)
Prepaid expenses and other assets	(4,719)	(1,469)	—	(6,188)
Accounts payable	5,809	(984)	—	4,825
Manufacturer flooring plans payable	54,300	—	—	54,300
Accrued expenses payable and other liabilities	5,770	800	—	6,570
Intercompany balances	(62,792)	62,792	—	—
Deferred compensation payable	(8,451)	—	—	(8,451)

Net cash provided by operating activities	80,971	36,758	—	117,729

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,880)	(42,082)	—	(56,962)
Purchases of property and equipment	(14,663)	(2,020)	—	(16,683)
Purchases of rental equipment	(226,652)	559	—	(226,093)
Proceeds from sales of property and equipment	1,842	177	—	2,019
Proceeds from sales of rental equipment	96,327	9,404	—	105,731

Net cash used in investing activities	(158,026)	(33,962)	—	(191,988)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	207,018	—	—	207,018
Borrowings on senior secured credit facility	917,028	—	—	917,028
Payments on senior secured credit facility	(1,010,874)	(3,471)	—	(1,014,345)
Proceeds from issuance of senior unsecured notes	250,000	—	—	250,000
Principal payment of senior secured notes	(214,608)	—	—	(214,608)
Principal payment of senior subordinated notes	(59,155)			(59,155)
Payments of deferred financing costs	(8,782)	—	—	(8,782)
Payments of related party obligation	(300)	—	—	(300)
Proceeds from issuance of notes payable	1,271	—	—	1,271
Principal payments of notes payable	(939)	747	—	(192)

Net cash provided by (used in) financing activities	80,659	(2,724)	—	77,935

Net increase in cash	3,604	72	—	3,676
Cash, beginning of year	5,610	17	—	5,627

Cash, end of year	$9,214	$89	$—	$9,303

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$28,160	$1,787	$(1,787)	$28,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	5,023	209	—	5,232
Depreciation on rental equipment	52,177	2,357	—	54,534
Amortization of loan discounts and deferred financing costs	2,744	—	—	2,744
Amortization of intangible assets	94	—	—	94
Provision for losses on accounts receivable	1,396	112	—	1,508
Provision for inventory obsolescence	30	—	—	30
Provision for deferred income taxes	645	—	—	645
Gain on sales of property and equipment, net	(124)	33	—	(91)
Gain on sales of rental equipment, net	(25,164)	1,821	—	(23,343)
Equity in earnings of guarantor subsidiaries	(1,787)	—	1,787	—
Changes in operating assets and liabilities:
Receivables, net	(30,388)	(1,740)	—	(32,128)
Inventories, net	(33,578)	(10,581)	—	(44,159)
Prepaid expenses and other assets	(335)	—	—	(335)
Accounts payable	14,779	—	—	14,779
Manufacturer flooring plans payable	42,530	—	—	42,530
Accrued expenses payable and other liabilities	1,999	(13)	—	1,986
Intercompany balances	2,463	(2,463)	—	—
Accrued loss from litigation	(17,434)	—	—	(17,434)
Deferred compensation payable	1,152	—	—	1,152

Net cash provided by (used in) operating activities	44,382	(8,478)	—	35,904

Cash flows from investing activities:
Purchases of property and equipment	(7,732)	(551)	—	(8,283)
Purchases of rental equipment	(165,133)	2,353	—	(162,780)
Proceeds from sales of property and equipment	923	37	—	960
Proceeds from sales of rental equipment	80,396	6,632	—	87,028

Net cash provided by (used in) investing activities	(91,546)	8,471	—	(83,075)

Cash flows from financing activities:
Borrowings on senior secured credit facility	616,518	—	—	616,518
Payments on senior secured credit facility	(565,360)	—	—	(565,360)
Payments of deferred financing costs	(92)	—	—	(92)
Payments of related party obligation	(300)	—	—	(300)
Payments on capital lease obligations	(1,120)	—	—	(1,120)
Principal payments of notes payable	(206)	—	—	(206)

Net cash provided by financing activities	49,440	—	—	49,440

Net increase (decrease) in cash	2,276	(7)	—	2,269
Cash, beginning of year	3,334	24	—	3,358

Cash, end of year	$5,610	$17	$—	$5,627

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2007, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s internal controls performed during the fourth quarter ended December 31, 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
     The management of H&E Equipment Services, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Any evaluation or projection of effectiveness to future periods is also subject to risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.
      As permitted by the rules promulgated under the Exchange Act regarding the scope of management’s internal control report, management’s evaluation did not include assessing the effectiveness of internal control over financial reporting at H&E Equipment Services (Mid-Atlantic), Inc., formerly known as J.W. Burress, Incorporated, which was acquired on September 1, 2007. H&E Equipment Services (Mid-Atlantic), Inc. is included in our 2007 consolidated financial statements and constituted $117.0 million of our total assets at December 31, 2007 and $42.5 million of our total revenues for the year ended December 31, 2007.
      The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by BDO Seidman, LLP, an indepent registered public accounting firm, as stated in their report, which is included herein.
Date: March 5, 2008

/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
H&E Equipment Services, Inc.
Baton Rouge, Louisiana
We have audited H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). H&E Equipment Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting”, management’s conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of H&E Equipment Services (Mid-Atlantic), Inc., formerly known as J.W. Burress, Incorporated, which was acquired on September 1, 2007 and is included in the 2007 consolidated financial statements of H&E Equipment Services, Inc. and constituted $117.0 million of their total assets at December 31, 2007 and $42.5 million of their total revenues for the year ended December 31, 2007. Our audit of internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of H&E Equipment Services (Mid-Atlantic), Inc.
In our opinion, H&E Equipment Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, members’ deficit and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 6, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
March 6, 2008

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2007.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated herein by reference from the Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
     (1) Financial Statements
     The Company’s consolidated financial statements listed below have been filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting	97
Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements	53
Consolidated Balance Sheets as of December 31, 2007 and 2006	54
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	55
Consolidated Statements of Members’ Deficit and Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	56
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	57
Notes to Consolidated Financial Statements	59

(2) Financial Statement Schedule for the years ended December 31, 2007, 2006 and 2005:

Schedule II—Valuation and Qualifying Accounts	101
     All other schedules are omitted because they are not applicable or not required, or the information appears in the Company’s consolidated financial statements or notes thereto.
     (3) Exhibits
     See Exhibit Index on pages 103-105.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and	Recoveries	Impact of	End
Description	of Year	Expenses	(Deductions)	Acquisition	of Year
	(Amounts in thousands)
Year Ended December 31, 2007
Allowance for doubtful accounts receivable	$2,852	$2,502	$(941)	$—	$4,413
Allowance for inventory obsolescence	1,326	352	(686)	—	992

	$4,178	$2,854	$(1,627)	$—	$5,405

Year Ended December 31, 2006
Allowance for doubtful accounts receivable	$2,364	$2,062	$(1,574)	$—	$2,852
Allowance for inventory obsolescence	975	503	(152)	—	1,326
Deferred tax asset reserve	8,246	—	(8,246)	—	—

	$11,585	$2,565	$(9,972)	$—	$4,178

Year Ended December 31, 2005
Allowance for doubtful accounts receivable	$2,732	$1,508	$(1,876)	$—	$2,364
Allowance for inventory obsolescence	1,490	30	(545)	—	975
Deferred tax asset reserve	19,099	645	(11,498)	—	8,246

	$23,321	$2,183	$(13,919)	$—	$11,585

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2008.

H&E EQUIPMENT SERVICES, INC.
By:	/s/ John M. Engquist
John M. Engquist
Its: President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ John M. Engquist	President, Chief Executive	March 5, 2008

	John M. Engquist	Officer and Director
(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	March 5, 2008

	Leslie S. Magee	(Principal Financial and
Accounting Officer)

By:	/s/ Gary W. Bagley	Chairman and Director	March 5, 2008

Gary W. Bagley

By:	/s/ Keith E. Alessi	Director	March 3, 2008

Keith E. Alessi

By:		Director

Paul N. Arnold

By:	/s/ Bruce C. Bruckmann	Director	March 5, 2008

Bruce C. Bruckmann

By:	/s/ Lawrence C. Karlson	Director	March 5, 2008

Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	February 29, 2008

John T. Sawyer

Exhibit Index

2.1
Agreement and Plan of Merger, dated February 2, 2006, among the Company, H&E LLC and Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

2.2
Agreement and Plan of Merger, dated as of May 15, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on May 17, 2007).

2.3
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

2.4
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

3.2
Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed June 5, 2007).

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

4.2
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

4.5
Indenture, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 8 3/8% senior notes due 2016 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).

4.6
Registration Rights Agreement, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., GNE Investments, Inc., Greate Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California), LLC, H&E Finance Corp., Credit Suisse Securities (USA) LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).

10.1
Consulting Agreement, dated April 10, 2007, between the Company and Gary W. Bagley (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed April 30, 2007).

10.2
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

10.3
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 7, 2007, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H3&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., H&E Equipment Services (Mid-Atlantic), Inc., General Electric Capital Corporation, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on November 13, 2007).

10.4
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

10.10
Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.11	Stipulation of Settlement dated November 23, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K of H&E Equipment Services L.L.C. (File No. 333-99587), filed November 29, 2005).

10.12
H&E Equipment Services, Inc. 2006 Stock-Based Compensation Incentive Plan (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

10.13	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

18.1	BDO Seidman, LLP Preferability Letter. *

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO Seidman, LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith