Form 10-Q
period 2008-03-31
H&E Equipment Services, Inc.
filed 2008-05-08
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Number of shares of common stock outstanding as of the close of business on May 5, 2008: 36,248,030

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

MARCH 31, 2008

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction activity in the markets where we operate in North America and, in particular, the conditions in our Mid-Atlantic, Southern California and Florida regions as well as the impact of the current conditions of the capital markets and its effect on construction activity and the economy in general;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our substantial leverage;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire, including our recently completed acquisition of J.W. Burress, Incorporated (“Burress”);

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and this Quarterly Report on Form 10-Q.
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash	$12,072	$14,762
Receivables, net of allowance for doubtful accounts of $4,476 and $4,413, respectively	134,575	151,148
Inventories, net of reserves for obsolescence of $994 and $992, respectively	141,662	143,789
Prepaid expenses and other assets	7,081	6,111
Rental equipment, net of accumulated depreciation of $191,491 and $186,630, respectively	574,817	577,628
Property and equipment, net of accumulated depreciation and amortization of $29,096 and $26,591, respectively	45,499	45,414
Deferred financing costs, net of accumulated amortization of $6,580 and $6,216, respectively	8,264	8,628
Intangible assets, net of accumulated amortization of $1,760 and $1,046, respectively	9,928	10,642
Goodwill	55,117	54,731

Total assets	$989,015	$1,012,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Amounts due on senior secured credit facility	$146,586	$120,553
Accounts payable	66,525	84,895
Manufacturer flooring plans payable	140,926	162,939
Accrued expenses payable and other liabilities	43,068	48,957
Related party obligation	349	413
Notes payable	1,980	1,987
Senior unsecured notes	250,000	250,000
Capital lease payable	2,384	2,411
Deferred income taxes	56,136	50,681
Deferred compensation payable	1,975	1,939

Total liabilities	709,929	724,775

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,192,094 shares issued at March 31, 2008 and December 31, 2007 and 36,248,030 and 37,467,848 shares outstanding at March 31, 2008 and December 31, 2007, respectively	382	382
Additional paid-in capital	206,209	205,937
Treasury stock at cost, 1,944,064 shares of common stock held at March 31, 2008 and 724,246 shares of common stock held at December 31, 2007, respectively	(32,904)	(13,431)
Retained earnings	105,399	95,190

Total stockholders’ equity	279,086	288,078

Total liabilities and stockholders’ equity	$989,015	$1,012,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Equipment rentals	$71,211	$63,201
New equipment sales	76,353	67,770
Used equipment sales	41,411	30,940
Parts sales	28,914	23,136
Services revenues	16,588	14,623
Other	11,289	10,066

Total revenues	245,766	209,736

Cost of revenues:
Rental depreciation	26,428	21,343
Rental expense	11,816	10,787
New equipment sales	65,546	58,974
Used equipment sales	30,919	22,520
Parts sales	20,266	16,269
Services revenues	6,141	5,140
Other	11,926	8,992

Total cost of revenues	173,042	144,025

Gross profit	72,724	65,711

Selling, general and administrative expenses	46,684	37,155
Gain on sales of property and equipment, net	139	308

Income from operations	26,179	28,864

Other income (expense):
Interest expense	(10,167)	(8,703)
Other, net	216	137

Total other expense, net	(9,951)	(8,566)

Income before provision for income taxes	16,228	20,298
Provision for income taxes	6,019	8,164

Net income	$10,209	$12,134

Net income per common share:
Basic	$0.28	$0.32

Diluted	$0.28	$0.32

Weighted average common shares outstanding:
Basic	36,684	38,087

Diluted	36,684	38,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$10,209	$12,134
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization on property and equipment	2,821	1,914
Depreciation on rental equipment	26,428	21,343
Amortization of loan discounts and deferred financing costs	365	330
Amortization of intangible assets	713	12
Provision for losses on accounts receivable	647	513
Provision for inventory obsolescence	16	16
Provision for deferred income taxes	5,455	7,345
Stock-based compensation expense	316	310
Gain on sales of property and equipment, net	(139)	(308)
Gain on sales of rental equipment, net	(9,885)	(8,142)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	15,927	(4,956)
Inventories, net	(23,235)	(39,152)
Prepaid expenses and other assets	(1,060)	(2,473)
Accounts payable	(18,370)	12,037
Manufacturer flooring plans payable	(22,013)	(5,216)
Accrued expenses payable and other liabilities	(6,174)	216
Deferred compensation payable	36	(1,447)

Net cash used in operating activities	(17,943)	(5,524)

Cash flows from investing activities:
Purchases of property and equipment	(3,172)	(1,966)
Purchases of rental equipment	(22,649)	(12,746)
Proceeds from sales of property and equipment	406	403
Proceeds from sales of rental equipment	34,263	28,080

Net cash provided by investing activities	8,848	13,771

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	(44)	44
Purchases of treasury stock	(19,473)	(432)
Borrowings on senior secured credit facility	294,974	207,125
Payments on senior secured credit facility	(268,943)	(211,156)
Payments of related party obligation	(75)	(75)
Payments of capital lease obligation	(27)	—
Principal payments on notes payable	(7)	(348)

Net cash provided by (used in) financing activities	6,405	(4,842)

Net increase (decrease) in cash and cash equivalents	(2,690)	3,405
Cash, beginning of period	14,762	9,303

Cash and cash equivalents, end of period	$12,072	$12,708

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2008	2007
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$25,346	$28,589

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,098	$12,155

Income taxes	$—	$207

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization and Nature of Operations
Basis of Presentation
     Our condensed consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California) LLC and H&E Equipment Services (Mid-Atlantic), Inc.
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interm financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2007, from which the balance sheet amounts as of December 31, 2007 were derived.
     All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements. Business combinations accounted for as purchases are included in the condensed consolidated financial statements from the respective dates of acquisition.
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
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. At March 31, 2007, a portion of our available cash on hand was invested in cash equivalents whereas no portion of our available cash on hand at March 31, 2008 or at December 31, 2007 was invested in cash equivalents. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
     Use of Estimates
     We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
amounts of assets and liabilities and related disclosures at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our condensed consolidated financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.
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
     FIN 48 provides that the cumulative effect of applying the provisions is reported as an adjustment to opening retained earnings in the period of adoption. We adopted the provisions of FIN 48 as of January 1, 2007, and in so doing, we analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The cumulative effect of applying this interpretation did not result in any adjustment to our retained earnings as of January 1, 2007.
     Consistent with our historical financial reporting, to the extent we generate or incur interest income, interest expense, or penalties related to unrecognized income tax benefits, such items are recorded in “Other income or expense” in our condensed consolidated statement of operations. We did not incur any income tax related interest income, interest expense or penalties related to FIN 48 for the three month periods ended March 31, 2008 or 2007.
     As of January 1, 2007, the adoption date, we had an unrecognized tax benefit of $6.2 million. The net impact of recording this liability was a reclass between deferred income tax liabilities and deferred income tax assets, resulting in no adjustment to retained earnings. If recognized, there would be no impact to the effective income tax rate. There was no change in the unrecognized tax benefit during the 2007 fiscal year ended December 31, 2007 or during the three month period ended March 31, 2008. At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months related to FIN 48.
     Our U.S. federal tax returns for 2004 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2003 and subsequent years.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of FAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which FAS 157 is initially applied. We adopted the provisions of FAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of FAS 157 did not have a material effect on our financial position or results of operations. We are currently evaluating the impact, if any, that FAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“FAS 159”). FAS 159 provides an entity the option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. On January 1, 2008, we adopted the provisions of

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
FAS 159. We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of FAS 159 did not have a material effect on our financial position or results of operations.
     Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations”. (“FAS 141R”), which replaces SFAS No. 141 (“FAS 141”). This Statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations. FAS 141R also establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R will have upon adoption on our accounting for acquisitions. However, previously any changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141R, transaction related expenses, which were previously capitalized as direct costs of the acquisition, will be expensed as incurred as transaction costs are not considered an element of the fair value of the company acquired under the new guidance. Depending upon the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to our results of operations under FAS 141R.
(3) Acquisitions
     We completed, effective as of September 1, 2007, and funded on September 4, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”) for an estimated total consideration of approximately $144.1 million, consisting of cash paid of $97.8 million, liabilities assumed of $39.0 million, liabilities incurred of $5.3 million and transaction costs of approximately $2.7 million. The Burress purchase price was funded from available cash on hand and borrowings under our senior secured credit facility. Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States. We had no material relationship with Burress prior to the acquisition. The name of Burress was changed to H&E Equipment Services (Mid-Atlantic), Inc., effective September 4, 2007. This acquisition marks our initial entry into three of the four Mid-Atlantic states that Burress operates in and is consistent with our business strategy.
     The Burress acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on an estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Burress to our overall corporate strategy. We expect that all of the $24.5 million of the recorded goodwill acquired, together with the value of certain other intangible assets, will be amortized over a 15-year period for tax purposes and ratably tax deductible over that period. Our purchase price allocation is subject to adjustment based on the finalization of any post-closing adjustments and settlement of amounts currently held in escrow. We expect to finalize our purchase price allocation in the second quarter of fiscal 2008. Our operating results for the three months ended March 31, 2008, include the operating results of Burress for the entire period.
     The purchase price of Burress, among other things, was based on a multiple of historical adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Among the items specifically excluded from the purchase price calculation was EBITDA derived from Burress’ distribution relationship with Hitachi. Upon the consummation of the acquisition, the Burress shareholders received notification from John Deere Construction & Forestry Company (“John Deere”), Hitachi’s North American representative, of termination of the Hitachi dealer agreement (the “Termination Letter”). Pursuant to the Termination Letter, all Hitachi related manufacturer flooring plans payable totaling approximately $9.2 million became due. The possibility that the Hitachi relationship would be terminated was anticipated by the Company and Burress at the time the parties entered into the acquisition agreement and the amount of the outstanding Hitachi manufacturer flooring plans payable was included in the calculation of the purchase price. We paid the approximate $9.2 million of payables during September 2007 with funds available under our senior secured credit facility. Additionally, certain Hitachi rental fleet, new equipment inventory and parts inventory were to be returned to John Deere or other designated Hitachi dealerships within 60 days of the termination notification. We have returned all such Hitachi

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
rental fleet, new equipment inventory and parts inventory to John Deere pursuant to the termination notification and all related credits have been issued by John Deere. Upon our return of the aforementioned equipment to John Deere, approximately $3.2 million of manufacturer flooring plans payable associated with that equipment was canceled and credits were issued for the returned equipment. Accordingly, these items were excluded from the allocation of purchase price to the net assets acquired of Burress.
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
     The following table summarizes our preliminary purchase price allocation based on estimated fair values of the Burress assets acquired and liabilities assumed on September 1, 2007 (amounts in thousands):

Receivables	$14,423
Inventories	23,751
Rental equipment	62,354
Property and equipment	7,277
Prepaid expenses and other assets	382
Intangible assets (1)	11,688
Goodwill	24,544
Accounts payable	(8,758)
Manufacturer flooring plans payable	(19,787)
Accrued expenses payable and other liabilities	(5,693)
Due to Burress shareholders (2)	(5,306)
Capital leases (3)	(4,698)

Net assets acquired	$100,177

(1)	The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Burress acquisition as of March 31, 2008 are as follows (dollar amounts in thousands):

		Weighted-
		Average	Balances at March 31, 2008
	Gross	Amortization		Net
	Carrying	Period	Accumulated	Carrying
Acquired Intangible Asset	Amount	(in Years)	Amortization	Amount
Trade name	$1,370	1.0	$799	$571
Non-compete agreements	788	4.0	115	673
Customer relationships	9,530	6.0	846	8,684

Total	$11,688	5.3	$1,760	$9,928

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Amortization expense for the trade name intangible asset and the non-compete agreements is computed over the estimated useful life of the intangible assets acquired on a straight-line basis. Amortization expense for the customer relationships intangible asset is computed over the estimated useful life of the asset acquired based on the relative annual contribution to estimated Adjusted Earnings Before Interest, Taxes and Amortization. Amortization expense on these intangible assets for the three month period ended March 31, 2008 was approximately $0.7 million.
(2)	Represents the amount payable at March 31, 2008 to the Burress shareholders for the gross up effect related to the Section 338 tax election pursuant to the acquisition agreement, which was paid in the second quarter of fiscal 2008.

(3)	Represents the present value of our obligations under various capital leases assumed on the date of acquisition. Subsequent to the acquisition date and during our third quarter ended September 30, 2007, we paid approximately $3.2 million to purchase all vehicles previously held under capital leases. The accompanying condensed consolidated balance sheets reflect the incremental cost basis of the vehicles, net of accumulated depreciation, from the lease buyouts in property and equipment and appropriately reflect no obligation under those vehicle leases. Additionally, Burress previously leased four branch facility locations under capital leases. On August 31, 2007, three of those capital leases related to Burress branch facility locations were amended and these amendments resulted in a lease classification change, pursuant to Statement on Financial Accounting Standard No. 13, “Accounting for Leases”, from capital leases to operating leases as of September 1, 2007, the acquisition date. Therefore, the accompanying condensed consolidated balance sheet as of March 31, 2008 reflects the one remaining capital lease obligation on a Burress branch facility for approximately $2.4 million.
     Our operating results for the three months ended March 31, 2008 include a full three months of Burress operations. The following table contains unaudited pro forma condensed consolidated statements of income information for the three months ended March 31, 2007, as if the Burress transaction had occurred at the beginning of the period, or January 1, 2007 (amounts in thousands, except per share data):

Three Months Ended
March 31, 2007

Total revenues	$256,078
Gross profit	$76,285
Income from operations	$31,332
Net income	$12,507
Basic net income per common share	$0.33
Diluted net income per common share	$0.33
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(4) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2008 (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2007	38,192,094	$382	$205,937	$(13,431)	$95,190	$288,078
Stock-based compensation	—	—	316	—	—	316
Income tax deficiency from stock-based compensation	—	—	(44)	—	—	(44)
Surrender of 13,436 shares(1)	—	—	—	(213)	—	(213)
Repurchases of 1,206,382 shares of common stock(2)	—	—	—	(19,260)	—	(19,260)
Net income	—	—	—	—	10,209	10,209

Balances at March 31, 2008	38,192,094	$382	$206,209	$(32,904)	$105,399	$279,086

(1)	On February 22, 2008, 40,650 shares of non-vested stock that was issued in 2006 subsequently vested pursuant to the terms of the respective grant agreements. In accordance with the provisions of our 2006 Stock-Based Incentive Compensation Plan, holders of those vested shares returned 13,436 common shares to the Company as payment for their respective employee withholding taxes. This resulted in the recognition of Treasury Stock for those 13,436 shares.

(2)	On November 8, 2007, the Company announced that our Board of Directors authorized a stock repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of the Company’s outstanding common stock. See also note 6 to the condensed consolidated financial statements for further information on our stock repurchase program.
(5) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised) (“FAS 123(R)”), “Share-Based Payment”. Under the provisions of FAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,424,658 shares as of March 31, 2008.
Non-vested Stock
     The following table summarizes our non-vested stock activity for the three months ended March 31, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested stock at December 31, 2007	81,300	$24.60
Granted	—	—
Vested	(40,650)	$24.60
Forfeited	—	—

Non-vested stock at March 31, 2008	40,650	$24.60

     As of March 31, 2008, we have unrecognized compensation expense of $0.9 million related to non-vested stock. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2008 and 2007 (amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Compensation expense	$250	$250
Stock Options
     At March 31, 2008, there was $0.3 million of unrecognized compensation expense related to stock option awards that are expected to be recognized over a weighted-average period of 1.2 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2008 and 2007 (amounts in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Compensation expense	$66	$61
     The following table represents stock option activity for the three months ended March 31, 2008:

Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	In Years
Outstanding options at December 31, 2007	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at March 31, 2008	51,000	$24.80	8.05

Options exercisable at March 31, 2008	30,000	$24.60	7.90

     The closing price of our common stock on March 31, 2008 was $12.57. All options outstanding at March 31, 2008 have grant date fair values which exceed the March 31, 2008 closing stock price.
     The following table summarizes non-vested stock option activity for the three months ended March 31, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested stock options at December 31, 2007	36,000	$24.88
Granted	—	—
Vested	15,000	$24.60
Forfeited	—	—

Non-vested stock options at March 31, 2008	21,000	$25.08

(6) Purchases of Company Common Stock
     On November 8, 2007, our Board of Directors authorized a stock repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of the Company’s outstanding common stock through December 31, 2008, unless extended or shortened by the Board of Directors. The Company’s management determines the timing and amount of stock repurchase based on market conditions and other factors. Repurchases of our common stock are funded with working capital and/or available borrowings under our existing senior secured credit facility. On November 7, 2007, we amended the Second Amended and Restated Credit Agreement to permit the stock repurchase program, subject to certain restrictions.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     We purchased during the fourth quarter of 2007 a total of 708,491 shares of our common stock totaling approximately $13.0 million under the stock repurchase program. During the three month period ended March 31, 2008, we repurchased an additional 1,206,382 shares of our common stock totaling approximately $19.3 million under the stock repurchase program. Purchases of our common stock are accounted for as treasury stock in the accompanying condensed consolidated balance sheets using the cost method. Repurchased stock is included in authorized shares, but is not included in shares outstanding.
(7) Earnings per Share
     Earnings per common share for the three month periods ended March 31, 2008 and 2007 are based on the weighted average number of common shares outstanding during the respective periods. The following table sets forth the computation of basic and diluted net income per common share for the three month periods ended March 31, 2008 and 2007 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Basic net income per share:
Net income	$10,209	$12,134
Weighted average number of common shares outstanding	36,684	38,087
Net income per common share — basic	$0.28	$0.32

Diluted net income per share:
Net income	$10,209	$12,134
Weighted average number of common shares outstanding	36,684	38,087
Effect of dilutive securities:
Effect of dilutive stock options	—	—
Effect of dilutive non-vested stock	—	27

Weighted average number of common shares outstanding — diluted	36,684	38,114

Net income per common share — diluted	$0.28	$0.32

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	45
Non-vested restricted stock	64	—

(8) Senior Secured Credit Facility
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
     At March 31, 2008, the interest rate on the senior secured credit facility was LIBOR plus 150 basis points, or 5.01%. The senior secured credit facility is senior to all other outstanding debt, secured by substantially all the assets of the Company, and is guaranteed by the Company’s domestic subsidiaries (see note 10 to the condensed consolidated financial statements). The balance outstanding on the senior secured credit facility as of March 31, 2008 was approximately $146.6 million. Additional borrowings available under the terms of the senior secured credit facility as of March 31, 2008, net of $7.0 million of standby letters of credit outstanding, totaled $166.4 million. The average interest rate on outstanding borrowings for the three months ended March 31, 2008 was approximately 4.73%. As of March 31, 2008, we were in compliance with our financial covenant under the senior secured credit facility. As of May 5, 2008, we had $177.4 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
(9) Segment Information
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
     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Equipment rentals	$71,211	$63,201
New equipment sales	76,353	67,770
Used equipment sales	41,411	30,940
Parts sales	28,914	23,136
Services revenues	16,588	14,623

Total segmented revenues	234,477	199,670
Non-segmented revenues	11,289	10,066

Total revenues	$245,766	$209,736

Gross Profit:
Equipment rentals	$32,967	$31,071
New equipment sales	10,807	8,796
Used equipment sales	10,492	8,420
Parts sales	8,648	6,867
Services revenues	10,447	9,483

Total segmented gross profit	73,361	64,637
Non-segmented gross profit (loss)	(637)	1,074

Total gross profit	$72,724	$65,711

	Balances at
	March 31,	December 31,
	2008	2007
Segment identified assets:
Equipment sales	$115,574	$117,920
Equipment rentals	574,817	577,628
Parts and services	26,088	25,869

Total segment identified assets	716,479	721,417
Non-segment identified assets	272,536	291,436

Total assets	$989,015	$1,012,853

     The Company operates primarily in the United States and our sales to international customers for the three month comparative periods ended March 31, 2008 and 2007 were no greater than 2.7% of total revenues. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.
(10) Condensed Consolidating Financial Information of Guarantor Subsidiaries
     All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E California Holdings, Inc. and H&E Equipment Services (Mid-Atlantic), Inc. The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.
     The condensed consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the consolidating financial statements

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
because H&E Finance Corp. has no assets or operations. The financial statements of H&E Equipment Services (Mid-Atlantic), Inc., are included from the date of our acquisition of Burress on September 1, 2007. The condensed consolidating balance sheet amounts as of December 31, 2007 included herein were derived from our annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2007.
CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$11,981	$91	$—	$12,072
Receivables, net	118,339	16,236	—	134,575
Inventories, net	123,520	18,142	—	141,662
Prepaid expenses and other assets	6,827	254	—	7,081
Rental equipment, net	453,734	121,083	—	574,817
Property and equipment, net	31,984	13,515	—	45,499
Deferred financing costs, net	8,264	—	—	8,264
Intangible assets, net	9,928	—	—	9,928
Investment in guarantor subsidiaries	9,523	—	(9,523)	—
Goodwill	8,571	46,546	—	55,117

Total assets	$782,671	$215,867	$(9,523)	$989,015

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$146,586	$—	$—	$146,586
Accounts payable	60,428	6,097	—	66,525
Manufacturer flooring plans payable	140,926	—	—	140,926
Accrued expenses payable and other liabilities	41,734	1,334	—	43,068
Intercompany balances	(195,795)	195,795	—	—
Related party obligation	349	—	—	349
Notes payable	1,246	734	—	1,980
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,384	—	2,384
Deferred income taxes	56,136	—	—	56,136
Deferred compensation payable	1,975	—	—	1,975

Total liabilities	503,585	206,344	—	709,929
Stockholders’ equity	279,086	9,523	(9,523)	279,086

Total liabilities and stockholders’ equity	$782,671	$215,867	$(9,523)	$989,015

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$12,005	$2,757	$—	$14,762
Receivables, net	131,085	20,063	—	151,148
Inventories, net	118,912	24,877	—	143,789
Prepaid expenses and other assets	5,528	583	—	6,111
Rental equipment, net	453,465	124,163	—	577,628
Property and equipment, net	31,557	13,857	—	45,414
Deferred financing costs, net	8,628	—	—	8,628
Intangible assets, net	10,642	—	—	10,642
Investment in guarantor subsidiaries	14,026	—	(14,026)	—
Goodwill	8,571	46,160	—	54,731

Total assets	$794,419	$232,460	$(14,026)	$1,012,853

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$130,205	$(9,652)	$—	$120,553
Accounts payable	83,677	1,218	—	84,895
Manufacturer flooring plans payable	156,937	6,002	—	162,939
Accrued expenses payable and other liabilities	45,603	3,354	—	48,957
Intercompany balances	(214,364)	214,364	—	—
Related party obligation	413	—	—	413
Notes payable	1,250	737	—	1,987
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,411	—	2,411
Deferred income taxes	50,681	—	—	50,681
Deferred compensation payable	1,939	—	—	1,939

Total liabilities	506,341	218,434	—	724,775
Stockholders’ equity	288,078	14,026	(14,026)	288,078

Total liabilities and stockholders’ equity	$794,419	$232,460	$(14,026)	$1,012,853

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$61,919	$9,292	$—	$71,211
New equipment sales	62,435	13,918	—	76,353
Used equipment sales	34,030	7,381	—	41,411
Parts sales	23,137	5,777	—	28,914
Services revenues	14,152	2,436	—	16,588
Other	9,602	1,687	—	11,289

Total revenues	205,275	40,491	—	245,766

Cost of revenues:
Rental depreciation	21,632	4,796	—	26,428
Rental expense	9,972	1,844	—	11,816
New equipment sales	53,296	12,250	—	65,546
Used equipment sales	24,600	6,319	—	30,919
Parts sales	16,178	4,088	—	20,266
Services revenues	5,215	926	—	6,141
Other	9,538	2,388	—	11,926

Total cost of revenues	140,431	32,611	—	173,042

Gross profit:
Equipment rentals	30,315	2,652	—	32,967
New equipment sales	9,139	1,668	—	10,807
Used equipment sales	9,430	1,062	—	10,492
Parts sales	6,959	1,689	—	8,648
Services revenues	8,937	1,510	—	10,447
Other	64	(701)	—	(637)

Gross profit	64,844	7,880	—	72,724

Selling, general and administrative expenses	37,624	9,060	—	46,684
Equity in loss of guarantor subsidiaries	(4,503)	—	4,503	—
Gain on sales of property and equipment, net	110	29	—	139

Income (loss) from operations	22,827	(1,151)	4,503	26,179

Other income (expense):
Interest expense	(6,794)	(3,373)	—	(10,167)
Other, net	195	21	—	216

Total other expense, net	(6,599)	(3,352)	—	(9,951)

Income (loss) before provision for income taxes	16,228	(4,503)	4,503	16,228
Provision for income taxes	6,019	—	—	6,019

Net income (loss)	$10,209	$(4,503)	$4,503	$10,209

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$54,180	$9,021	$—	$63,201
New equipment sales	66,548	1,222	—	67,770
Used equipment sales	28,785	2,155	—	30,940
Parts sales	22,154	982	—	23,136
Services revenues	13,887	736	—	14,623
Other	8,900	1,166	—	10,066

Total revenues	194,454	15,282	—	209,736

Cost of revenues:
Rental depreciation	18,354	2,989	—	21,343
Rental expense	9,009	1,778	—	10,787
New equipment sales	57,894	1,080	—	58,974
Used equipment sales	20,961	1,559	—	22,520
Parts sales	15,634	635	—	16,269
Services revenues	4,937	203	—	5,140
Other	7,422	1,570	—	8,992

Total cost of revenues	134,211	9,814	—	144,025

Gross profit:
Equipment rentals	26,817	4,254	—	31,071
New equipment sales	8,654	142	—	8,796
Used equipment sales	7,824	596	—	8,420
Parts sales	6,520	347	—	6,867
Services revenues	8,950	533	—	9,483
Other	1,478	(404)	—	1,074

Gross profit	60,243	5,468	—	65,711

Selling, general and administrative expenses	33,435	3,720	—	37,155
Equity in loss of guarantor subsidiaries	(90)	—	90	—
Gain on sales of property and equipment, net	226	82	—	308

Income from operations	26,944	1,830	90	28,864

Other income (expense):
Interest expense	(6,778)	(1,925)	—	(8,703)
Other, net	132	5	—	137

Total other expense, net	(6,646)	(1,920)	—	(8,566)

Income (loss) before provision for income taxes	20,298	(90)	90	20,298
Provision for income taxes	8,164	—	—	8,164

Net income (loss)	$12,134	$(90)	$90	$12,134

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$10,209	$(4,503)	$4,503	$10,209
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization on property and equipment	1,999	822	—	2,821
Depreciation on rental equipment	21,632	4,796	—	26,428
Amortization of loan discounts and deferred financing costs	751	(386)	—	365
Amortization of intangible assets	713	—	—	713
Provision for losses on accounts receivable	647	—	—	647
Provision for inventory obsolescence	16	—	—	16
Provision for deferred income taxes	5,455	—	—	5,455
Stock-based compensation expense	316	—	—	316
Gain on sales of property and equipment, net	(110)	(29)	—	(139)
Gain on sales of rental equipment, net	(8,884)	(1,001)	—	(9,885)
Equity in loss of guarantor subsidiaries	4,503	—	(4,503)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	12,100	3,827	—	15,927
Inventories, net	(23,383)	148	—	(23,235)
Prepaid expenses and other assets	(1,389)	329	—	(1,060)
Accounts payable	(23,249)	4,879	—	(18,370)
Manufacturer flooring plans payable	(16,011)	(6,002)	—	(22,013)
Accrued expenses payable and other liabilities	(4,154)	(2,020)	—	(6,174)
Intercompany balances	18,569	(18,569)	—	—
Deferred compensation payable	36	—	—	36

Net cash used in operating activities	(234)	(17,709)	—	(17,943)

Cash flows from investing activities:
Purchases of property and equipment	(2,697)	(475)	—	(3,172)
Purchases of rental equipment	(34,312)	11,663	—	(22,649)
Proceeds from sales of property and equipment	382	24	—	406
Proceeds from sales of rental equipment	40,054	(5,791)	—	34,263

Net cash provided by investing activities	3,427	5,421	—	8,848

Cash flows from financing activities:
Tax deficiencies from stock-based awards	(44)	—	—	(44)
Purchase of treasury stock	(19,473)	—	—	(19,473)
Borrowings on senior secured credit facility	294,974	—	—	294,974
Payments on senior secured credit facility	(278,595)	9,652	—	(268,943)
Payments of related party obligation	(75)	—	—	(75)
Payments on capital lease obligations	—	(27)	—	(27)
Principal payments of notes payable	(4)	(3)	—	(7)

Net cash provided by (used in) financing activities	(3,217)	9,622	—	6,405

Net decrease in cash	(24)	(2,666)	—	(2,690)
Cash, beginning of period	12,005	2,757	—	14,762

Cash, end of period	$11,981	$91	$—	$12,072

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$12,134	$(90)	$90	$12,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	1,657	257	—	1,914
Depreciation on rental equipment	18,354	2,989	—	21,343
Amortization of loan discounts and deferred financing costs	330	—	—	330
Amortization of intangible assets	12	—	—	12
Provision for losses on accounts receivable	513	—	—	513
Provision for inventory obsolescence	16	—	—	16
Provision for deferred income taxes	7,345	—	—	7,345
Stock-based compensation expense	310	—	—	310
Gain on sales of property and equipment, net	(226)	(82)	—	(308)
Gain on sales of rental equipment, net	(3,888)	(4,254)	—	(8,142)
Equity in loss of guarantor subsidiaries	90	—	(90)	—
Changes in operating assets and liabilities:
Receivables, net	(10,526)	5,570	—	(4,956)
Inventories, net	(19,471)	(19,681)	—	(39,152)
Prepaid expenses and other assets	(2,485)	12	—	(2,473)
Accounts payable	11,691	346	—	12,037
Manufacturer flooring plans payable	(5,216)	—	—	(5,216)
Accrued expenses payable and other liabilities	259	(43)	—	216
Intercompany balances	(8,687)	8,687	—	—
Deferred compensation payable	(1,447)	—	—	(1,447)

Net cash provided by (used in) operating activities	765	(6,289)	—	(5,524)

Cash flows from investing activities:
Purchases of property and equipment	(1,754)	(212)	—	(1,966)
Purchases of rental equipment	(17,119)	4,373	—	(12,746)
Proceeds from sales of property and equipment	278	125	—	403
Proceeds from sales of rental equipment	26,074	2,006	—	28,080

Net cash provided by investing activities	7,479	6,292	—	13,771

Cash flows from financing activities:
Excess tax benefits from stock-based awards	44	—	—	44
Purchase of treasury stock	(432)	—	—	(432)
Borrowings on senior secured credit facility	207,125	—	—	207,125
Payments on senior secured credit facility	(211,156)	—	—	(211,156)
Payments of related party obligation	(75)	—	—	(75)
Principal payments of notes payable	(345)	(3)	—	(348)

Net cash used in financing activities	(4,839)	(3)	—	(4,842)

Net increase in cash and cash equivalents	3,405	—	—	3,405
Cash, beginning of period	9,303	—	—	9,303

Cash and cash equivalents, end of period	$12,708	$—	$—	$12,708

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2008, and its results of their operations for the three month period ended March 31, 2008, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     As of May 5, 2008, we operated 64 full-service facilities in 21 states throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, presents the accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, stock-based compensation, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.
     Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (equipment usage based on customer demand), rental rate trends and targets, and equipment demand, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for the disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell, and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.
     Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments. For additional information about our business segments, see note 9 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three months ended March 31, 2008, approximately 29.0% of our total revenues were attributable to equipment rentals, 31.1% of our total revenues were attributable to new equipment sales, 16.8% were attributable to used equipment sales, 11.8% were attributable to parts sales, 6.7% were attributable to our services revenues and 4.6% were attributable to non-segmented other revenues.
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
     New Equipment Sales. We seek to optimize revenues from new equipment sales by selling equipment through a professional in-house retail sales force focused by product type. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our status as a leading distributor for some of our key suppliers improves our ability to obtain equipment. New equipment sales are an important component of our integrated model due to customer interaction and service contact and new equipment sales also lead to future parts and services revenues. We recognize revenue from the sale of new equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
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
     Non-Segmented Other Revenues. Our non-segmented other revenue consist of billings to customers for equipment support and activities including: transportation, hauling, parts freight and loss damage waiver charges. We recognize non-segmented other revenues at the time of billing and after the services have been provided.
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2008, our total cost of revenues was approximately $173.0 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three months ended March 31, 2008, our selling, general and administrative expenses were approximately $46.7 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of income are not generally allocated to our reportable segments.
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

     Rental Expense. Rental expense represents the costs associated with rental equipment, including, among other things, the cost of servicing and maintaining our rental equipment, property taxes on our fleet and other miscellaneous costs of rental equipment.
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
     Services Support. Cost of services revenue represent costs attributable to service provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.
     Non-Segmented Other. These expenses include costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other items, drivers wages, fuel costs, shipping costs, and our costs related to damage waiver policies.
      Selling, General and Administrative Expenses:
     Our selling, general and administrative expenses (“SG&A”) include sales and marketing expenses, payroll and related benefit costs, insurance expense, professional fees, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with intangible assets. These expenses are not generally allocated to our reportable segments.
      Interest Expense:
     Interest expense for the periods presented represents the interest on our outstanding debt instruments. Interest expense also includes non-cash interest expense related to the amortization cost of (1) deferred financing costs and (2) original issue discount accretion related to certain debt that was outstanding during a portion of the 2007 fiscal year.
Principal Cash Flows
     We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under our revolving senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures.
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Our rental fleet, as of March 31, 2008, consisted of approximately 19,822 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $798.8 million. As of March 31, 2008, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	14,274	72.0%	$472.4	59.2%	35.4
Cranes	502	2.5%	101.5	12.7%	28.2
Earthmoving	1,558	7.9%	150.3	18.8%	18.8
Industrial Lift Trucks	1,408	7.1%	42.5	5.3%	25.6
Other	2,080	10.5%	32.1	4.0%	17.9

Total	19,822	100.0%	$798.8	100.0%	31.4

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. On average, we decreased the average age of our rental fleet equipment by approximately 0.4 months during the three months ended March 31, 2008. The original acquisition cost of our overall gross rental fleet decreased, through the normal course of business activities, by approximately $4.3 million during the three months ended March 31, 2008. Excluding the impact of Burress, average rental rates for the three month period ended March 31, 2008 were 1.8% lower than last year. The remaining decline is primarily due to weakness in our Florida and Southern California rental markets. The rental equipment mix among our four core product lines remained largely consistent with that of prior year comparable period as a percentage of total units available for rent. However, as a percentage of original acquisition cost, earthmoving equipment increased approximately 6.7% while hi-lift or aerial work platform equipment decreased 6.8% over the comparable periods, reflecting the impact of Burress and the predominance of earthmoving equipment in their rental fleet. As a result of our in-house service capabilities and extensive maintenance program, we believe our rental fleet is well-maintained.
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
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and this Quarterly Report on Form 10-Q:
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
     Our operating results for the three months ended March 31, 2008 and 2007 include the operating results of Burress since the date of acquisition, September 1, 2007. Therefore, our 2008 operating results include a full three months of Burress operations while our operating results for the first three months of 2007 do not include Burress.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
     Revenues.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2008	2007	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$71,211	$63,201	$8,010	12.7%
New equipment sales	76,353	67,770	8,583	12.7%
Used equipment sales	41,411	30,940	10,471	33.8%
Parts sales	28,914	23,136	5,778	25.0%
Services revenues	16,588	14,623	1,965	13.4%
Non-Segmented revenues	11,289	10,066	1,223	12.1%

Total revenues	$245,766	$209,736	$36,030	17.2%

     Total Revenues. Our total revenues were $245.8 million for the three months ended March 31, 2008 compared to $209.7 million for the same period in 2007, an increase of $36.1 million, or 17.2%. Total revenues related to Burress in the current year period were $27.6 million. As discussed below, revenues increased for all reportable segments.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended March 31, 2008 increased $8.0 million, or 12.7%, to approximately $71.2 million from $63.2 million for the same three month period in 2007. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $2.2 million, cranes increased $1.2 million, earthmoving equipment increased $3.2 million, lift trucks increased $0.4 million and other equipment rentals increased $1.0 million. The increase is primarily the result of a larger fleet size available for rent. We had approximately 19,822 pieces of rental fleet equipment at March 31, 2008 compared to 20,079 pieces of rental fleet equipment at December 31, 2007. We had 17,840 pieces of rental fleet equipment at March 31, 2007 compared to 18,132 pieces of equipment at December 31, 2006. Total equipment rental revenues for the current period related to Burress were $2.7 million.
     Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the three months ended March 31, 2008 was approximately 35.5% in 2008 compared to 38.8% in 2007, a decrease of approximately 3.3%. Excluding Burress, our rental equipment dollar utilization for the current year period was 37.4%. The decrease in comparative rental equipment dollar utilization is primarily the result of a 1.8% decrease, excluding Burress, in average rental rates for the comparative periods and the negative impact of Burress and pockets of weakness in the Florida and Southern California rental markets. These decreases were partially offset by a 0.1% increase in rental equipment time utilization (equipment usage based on customer demand) from 64.4% in 2007 to 64.5% in 2008.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended March 31, 2008 increased $8.6 million, or 12.7%, to $76.4 million from $67.8 million for the comparable period in 2007. Sales of new cranes increased $14.6 million and sales of new aerial work platforms increased $1.7 million. The increase in new crane sales is primarily a result of an increase in demand for new cranes. Partially offsetting these increases was a $1.6 million decrease in comparative new equipment sales of new lift trucks, a $5.9 million decrease of new earthmoving equipment sales and a $0.2 million decrease in other new equipment sales. Total new equipment sales revenues for the current year period related to Burress were $12.5 million.
     Used Equipment Sales Revenues. Our used equipment sales increased $10.5 million, or 33.8%, to $41.4 million for the three months ended March 31, 2008, from $30.9 million for the same period in 2007. Sales of used cranes increased $3.6 million while sales of used aerial work platform equipment and used earthmoving equipment increased $3.5 million and $3.4 million, respectively. Of the total $10.5 million increase in used equipment sales for the comparative periods, Burress used equipment sales in 2008 accounted for approximately $5.2 million of the increase.
     Parts Sales Revenues. Our parts sales increased $5.8 million, or 25.0%, to $28.9 million for the three months ended March 31, 2008 from approximately $23.1 million in 2007. Total parts sales revenues in the current year period related to Burress were $4.7 million. The remaining increase was primarily attributable to increased customer demand.
     Services Revenues. Our services revenues for the three months ended March 31, 2008 increased $2.0 million, or 13.4%, to $16.6 million from $14.6 million for the same period last year. Total services revenues for the current year period related to Burress were $1.8 million. The remaining increase is primarily attributable to increased customer demand.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended March 31, 2008, our other revenues increased $1.2 million, or 12.1%, over the same period last year. Total non-segmented other revenues for the current year period related to Burress were $0.7 million. The remaining increase is primarily due to an increase in the volume in these services in conjunction with the growth of our primary business activities.
     Gross Profit.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2008	2007	Change	Change
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$32,967	$31,071	$1,896	6.1%
New equipment sales	10,807	8,796	2,011	22.9%
Used equipment sales	10,492	8,420	2,072	24.6%
Parts sales	8,648	6,867	1,781	25.9%
Services revenues	10,447	9,483	964	10.2%
Non-Segmented gross profit (loss)	(637)	1,074	(1,711)	(159.3)%

Total gross profit	$72,724	$65,711	$7,013	10.7%

     Total Gross Profit. Our total gross profit was $72.7 million for the three months ended March 31, 2008 compared to $65.7 million for the three months ended March 31, 2007, an increase of $7.0 million, or 10.7%. Total gross profit in the current period related to Burress was $3.9 million. Total gross profit margin for the three months ended March 31, 2008 was 29.6%, a decrease of 1.7% from the 31.3% gross profit margin for the same three month period in 2007. Total gross profit margin in the current period related to Burress was 14.0%. Our gross profit increase and gross profit margin decline are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended March 31, 2008 increased $1.9 million, or 6.1%, to approximately $33.0 million from $31.1 million in the same period in 2007. The overall increase is primarily a result of an $8.0 million increase in rental revenues, which was offset by a $1.0 million net increase in rental expenses and a $5.1 million increase in rental equipment depreciation expense. The increase in rental expenses is the result of increases in maintenance and repair costs and other costs as a result of maintaining a larger rental fleet. As a percentage of equipment rental revenues, maintenance and repair costs were 12.3% in 2008, down from 13.0% in the prior year. The increase in current year rental depreciation expense is the result of the higher depreciation expense associated with a larger rental fleet size, including the Burress rental fleet and the impact of higher fleet replacement costs to de-age the fleet. Gross profit margin in 2008 was 46.3%, down 2.9% from 49.2% in the same period last year. This gross profit margin decline is primarily due to higher cost of sales related to depreciation expense combined with the decline in our average rental rates. Rental depreciation expense as a percentage of total equipment rental revenues was 37.1% and 33.8% for the three month periods ended March 31, 2008 and 2007, respectively. Burress rental operations realized a total gross loss in the current period of $0.2 million, resulting in an (8.3)% gross margin. At the time of our acquisition of Burress in September 2007, Burress operated primarily as an equipment distributor and had insignificant rental operations. As part of our business plan, we have begun to integrate our rental operations into the Burress operations. While Burress total equipment revenues for the current period were $2.7 million, the $0.2 million gross loss and resulting gross margin loss is largely the result of significant start-up costs typically associated with new operations.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended March 31, 2008 increased $2.0 million, or 22.9%, to $10.8 million compared to $8.8 million for the same period in 2007. Burress new equipment sales contributed $1.5 million of the gross profit increase for the three month period ended March 31, 2008. The remaining increase in new equipment sales gross profit is primarily attributable to higher new crane sales revenues from increased demand during the current year period, which was partially offset by a decrease in gross profit realized on earthmoving equipment and lift trucks due to a comparative decline in sales revenues. Gross profit margin in 2008 was 14.2%, an increase of 1.2% from 13.0% in the same period last year. The increase in comparative gross margin realized in the current year period is largely the result of improved margins on crane sales due to high market demand for crane equipment and the product mix of equipment sold. Burress gross profit margin realized in the current year period was approximately 12.2%.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended March 31, 2008 increased $2.1 million, or 24.6%, to $10.5 million from the $8.4 million for the same period in 2007. Sales of used cranes and used aerial work platform equipment accounted for approximately $2.0 million of the gross profit increase. Gross profit on Burress used equipment sales was $0.5 million for the three month period ended March 31, 2008. Gross profit margin in 2008 was 25.3%, down 1.9% from

27.2% in the same period last year. The decline in gross profit margin is due to higher used equipment book values that resulted from the fair values assigned to Burress used equipment in purchase accounting as of the acquisition date. Burress used equipment gross profit margin for the current period was 10.5%. Our used equipment sales from the rental fleet for the current year period were approximately 140.6% of net book value compared to 140.8% for the three month period ended March 31, 2007.
     Parts Sales Gross Profit. For the three months ended March 31, 2008, our parts sales revenue gross profit increased approximately $1.7 million, or 25.9%, to $8.6 million from $6.9 million for the same period in 2007, of which Burress contributed $1.4 million of the increase in the current period. Gross profit margin in 2008 was 29.9%, an increase of 0.2% from 29.7% in the same period last year, as a result of the mix of parts sold. Gross profit margin in 2008 related to Burress parts sales was 28.8%.
     Services Revenues Gross Profit. For the three months ended March 31, 2008, our services revenues gross profit increased approximately $0.9 million, or 10.2%, to $10.4 million from $9.5 million for the same period in 2007. Burress contributed $1.1 million of gross profit related to parts sales in current period. Gross profit margin in 2008 was 63.0%, down 1.8% from 64.8% in the same period last year, primarily as a result of the mix of services sold and an increase in service technician wages. Gross profit margin in 2008 related to Burress service revenues was 61.5%.
     Non-Segmented Other Revenues Gross Profit (Loss). For the three months ended March 31, 2008, our non-segmented other revenues realized a gross loss of $(0.6) million, a decrease of $1.7 million, or (159.3)%, compared to a gross profit of $1.1 million for the three months ended March 31, 2007, reflecting increased costs associated with the movement of fleet and higher fuel costs. Burress non-segmented other revenues accounted for $0.4 million of the $0.6 million gross loss. Gross loss margin was (5.6)% in the current year period, down 16.3% from a 10.7% gross profit margin in the comparable period last year. Burress gross loss margin in the current year period was (59.2)%.
     Selling, General and Administrative Expenses. SG&A expenses increased $9.5 million, or 25.5%, to $46.7 million for the three months ended March 31, 2008 compared to $37.2 million for the same period last year. As a percent of total revenues, SG&A expenses were 19.0% over the three months ended March 31, 2008, an increase of 1.3% from 17.7% in the prior year. Included in three months ended March 31, 2008, SG&A is approximately $4.6 million of Burress SG&A costs and an additional $0.7 million of expense associated with the amortization of the intangible assets acquired in the Burress acquisition (see note 3 to the condensed consolidated financial statements for further information on the Burress acquisition and the acquired intangible assets). The remaining increase, exclusive of Burress, is primarily related to a $3.5 million increase in employee salaries and wages and related employee expenses and a $0.5 million increase in facility related expenses, primarily rent expense. These increases reflect additional SG&A costs attributable to the Company’s growth over the past year. Stock-based compensation expense was $0.3 million in each of the three months ended March 31, 2008 and 2007.
     Other Income (Expense). For the three months ended March 31, 2008, our net other expenses increased by $1.4 million to $10.0 million compared to $8.6 million for the same period in 2007. The $1.4 million increase is the result of a $1.5 million net increase in interest expense to $10.2 million for the three months ended March 31, 2008 compared to $8.7 million for the same period last year and a $0.1 million increase in other income. The net increase in interest expense is due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $1.9 million higher in the current year period largely as a result of an increase in our average borrowings under the senior secured credit facility compared to the prior year. Our average borrowings for the three month period ended March 31, 2008 under the senior secured credit facility were approximately $133.9 million compared to approximately $7.7 million for the three month period ended March 31, 2007. This increase in interest expense on our senior secured credit facility was partially offset by a $0.2 million decrease in interest expense on our manufacturing flooring plan payables used to finance inventory purchases. Additionally, included in our prior year expense is $0.2 million of interest expense related to our senior secured notes, which were subsequently redeemed on July 31, 2007.
     Income Taxes. Income tax expense for the three months ended March 31, 2008 decreased approximately $2.2 million to $6.0 million compared to $8.2 million for the three months ended March 31, 2007. The effective income tax rate for the three months ended March 31, 2008 was 37.1% compared to 40.2% for the three months ended March 31, 2007. The decrease is the result of various discrete items recorded in the prior year. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at March 31, 2008 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash used in operating activities for the three months ended March 31, 2008 was $17.9 million. Our reported net income of $10.2 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $37.0 million. These cash flows from operating activities were also positively impacted by a decrease of $15.9 million in net accounts receivable. Partially offsetting these positive cash flows were increases in our inventories of $23.2 million, reflecting the growth in our inventories over the last year, an increase of $1.0 million in prepaid expenses and other assets, an $18.4 million decrease in accounts payable, a $22.0 million decrease in manufacturing flooring plans payable, and a $6.2 million decrease in accrued expenses and other liabilities.
     Our cash used in operating activities for the three month period ended March 31, 2007 was $5.5 million. Our reported net income of $12.1 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, and net gains on the sale of long-lived assets provided positive cash flows of $35.4 million. These cash flows from operating activities were also positively impacted by an increase of $12.0 million in accounts payable. Offsetting these positive cash flows and resulting in net cash used in operating activities were increases in our inventories of $39.2 million, a net decrease of $5.2 million in manufacturer flooring plans payable and a $5.0 million increase in net accounts receivable.
     Cash flow from investing activities. For the three months ended March 31, 2008, cash provided by our investing activities was approximately $8.8 million. This is a net result of proceeds from the sale of rental and non-rental equipment of approximately $34.6 million, which was partially offset by purchases of rental and non-rental equipment totaling $25.8 million. For the three months ended March 31, 2007, cash provided by our investing activities was $13.8 million. This is a net result of proceeds from the sale of rental and non-rental equipment of $28.5 million, which was partially offset by purchases of rental and non-rental equipment totaling $14.7 million.
     Cash flow from financing activities. For the three months ended March 31, 2008, cash provided by our financing activities was approximately $6.4 million. Our total borrowings during the period under our senior secured credit facility were $295.0 million and total payments under the senior secured credit facility in the same period were $268.9 million. We also purchased $19.5 million of treasury stock, which includes $19.3 million of stock repurchases under the Company’s stock repurchase program as further described in note 6 to the condensed consolidated financial statements and Item 2 of this Quarterly Report on Form 10-Q, and made payments under our related party obligation of $0.1 million.
     For the three months ended March 31, 2007, cash used in our financing activities was $4.8 million. For the three months ended March 31, 2007, our total borrowings under our senior secured credit facility were $207.1 million and total payments under the senior secured credit facility in the same period were $211.2 million. We also purchased $0.4 million of treasury stock and principal payments on notes payable were $0.3 million.
Cash Requirements Related to Operations
     Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our senior secured credit facility. Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In September 2007, we completed the Burress acquisition (see note 3 to the condensed consolidated financial statements for further information on each acquisition). In the future, we may pursue additional strategic acquisitions. In addition, we may use cash from working capital and/or borrowings under the senior secured credit facility to fund repurchases of the Company’s common stock pursuant to the Company’s stock repurchase program, under which we may purchase up to $100 million of the Company’s outstanding common stock. Under the terms of the stock repurchase program, as of March 31, 2008, we may purchase up to an additional $67.6 million of our common stock. In connection with the stock repurchase program, we amended our senior secured credit facility to allow such stock repurchase program, subject to certain restrictions. We anticipate that the above described uses will be the principal demands on our cash in the future.
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three months ended March 31, 2008 were $48.0 million, including $25.3 million of non-cash transfers from new and used equipment to rental fleet inventory, primarily to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the three months ended March 31, 2008 were $3.2 million. We anticipate that our 2008 gross rental fleet capital expenditures will be used to primarily replace the rental fleet equipment we anticipate selling during 2008 as well as to meet any increased demand. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash flow from operating activities and from borrowings under our senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Should we pursue any other strategic acquisitions during 2008, we may need to access available borrowings under our senior secured credit facility. As of May 5, 2008, we had $177.4 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
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
     We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the senior unsecured notes, and the senior secured credit facility, contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.
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
Acquisitions
     We completed, effective as of September 1, 2007, and funded on September 4, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”). The Burress purchase price was funded from available cash on hand and borrowings under our senior secured credit facility. Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States. We had no material relationship with Burress prior to the acquisition. The name of Burress was changed to H&E Equipment Services (Mid-Atlantic), Inc., effective September 4, 2007. This acquisition marks our initial entry into three of the four Mid-Atlantic states that Burress operates in and is consistent with our business strategy. See note 3 to the condensed consolidated financial statements for further information on this acquisition.
     We periodically engage in evaluations of potential acquisitions and start-up facilities. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms. For further information regarding our risks related to acquisitions, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual and Commercial Commitments
     There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Off-Balance Sheet Arrangements
     There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates due to the fact that interest on our amended senior secured credit facility is calculated based upon LIBOR plus 150 basis points as of March 31, 2008. At March 31, 2008, we had $146.6 million of outstanding borrowings under our senior secured credit facility. The interest rate in effect on those borrowings at March 31, 2008 was approximately 5.0%. A 1.0% increase in the effective interest rate on our outstanding borrowings at March 31, 2008, would increase our interest expense by approximately $1.5 million on an annualized basis. We do not have significant exposure to changing interest rates as of March 31, 2008 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
     Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A — “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks facing our Company, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     There have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2007, except the addition of the following risk factor:
Issues arising from the implementation of our new enterprise resource planning system could affect our operating results and ability to manage our business effectively.
     We recently began the initial implementation phases of a new enterprise resource planning, or ERP, system to enhance operating efficiencies and provide more effective management of our business operations. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal control over financial reporting and ability to manage our business effectively. While the ERP system is intended to improve and enhance our information systems, large scale implementation of new information systems exposes us to the risks of start up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis. In addition, if we fail to implement the ERP system or fail to implement the ERP system successfully, we will continue to rely on our current ERP and other information systems. Implementation of the new ERP system is expected to be completed in 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities
     The following table provides information with respect to the Company’s repurchases of its common stock during the three months ended March 31, 2008:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value That May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
	Shares Purchased	per Share	Program(1)	Program(1)

January 1, 2008 to January 31, 2008	511,334	$16.49	1,219,825	$78,641,939
February 1, 2008 to February 29, 2008	474,892 (2)	$15.92 (2)	1,681,281	$71,307,250
March 1, 2008 to March 31, 2008	233,592	$14.89	1,914,873	$67,835,224

(1)	On November 8, 2007, our Board of Directors authorized a stock repurchase program, under which the Company may purchase, from time to time, in open market purchases at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of the Company’s outstanding common stock. See also note 6 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information.

(2)	On February 22, 2008, 40,650 shares of non-vested stock that was issued in 2006 vested. In accordance with the provisions of our 2006 Stock-Based Incentive Compensation Plan, holders of those vested shares returned 13,436 common shares to the Company as payment for their respective employee withholding taxes. The shares purchased total and average price paid per share shown above include these 13,436 shares of common stock.
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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.
Dated: May 8, 2008	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2008	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).