Form 10-Q
period 2008-06-30
H&E Equipment Services, Inc.
filed 2008-08-07
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51759

H&E Equipment Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	81-0553291 (I.R.S. Employer Identification No.)

11100 Mead Road, Suite 200
Baton Rouge, Louisiana	70816
(Address of Principal Executive Offices)	(ZIP Code)
(225) 298-5200
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
     Number of shares of common stock outstanding as of the close of business on August 4, 2008: 35,380,446

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

JUNE 30, 2008

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction activity in the markets where we operate in North America and, in particular, the conditions in our Mid-Atlantic, Southern California and Florida regions as well as the impact of the current conditions of the capital markets and its effect on construction activity and the economy in general;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our substantial leverage;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire, including our recently completed acquisition of J.W. Burress, Incorporated (“Burress”);

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash	$8,420	$14,762
Receivables, net of allowance for doubtful accounts of $4,773 and $4,413, respectively	147,506	151,148
Inventories, net of reserves for obsolescence of $1,005 and $992, respectively	144,806	143,789
Prepaid expenses and other assets	6,031	6,111
Rental equipment, net of accumulated depreciation of $196,304 and $186,630, respectively	578,427	577,628
Property and equipment, net of accumulated depreciation and amortization of $31,449 and $26,591, respectively	50,938	45,414
Deferred financing costs, net of accumulated amortization of $6,944 and $6,216, respectively	7,651	8,628
Intangible assets, net of accumulated amortization of $2,514 and $1,046, respectively	9,174	10,642
Goodwill	58,873	54,731

Total assets	$1,011,826	$1,012,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Amounts due on senior secured credit facility	$112,593	$120,553
Accounts payable	94,880	84,895
Manufacturer flooring plans payable	152,540	162,939
Accrued expenses payable and other liabilities	48,160	48,957
Related party obligation	283	413
Notes payable	1,973	1,987
Senior unsecured notes	250,000	250,000
Capital lease payable	2,356	2,411
Deferred income taxes	65,166	50,681
Deferred compensation payable	1,958	1,939

Total liabilities	729,909	724,775

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,288,389 and 38,192,094 shares issued at June 30, 2008 and December 31, 2007, respectively, and 35,380,446 and 37,467,848 shares outstanding at June 30, 2008 and December 31, 2007, respectively	383	382
Additional paid-in capital	206,524	205,937
Treasury stock at cost, 2,907,943 and 724,246 shares of common stock held at June 30, 2008 and December 31, 2007, respectively	(46,507)	(13,431)
Retained earnings	121,517	95,190

Total stockholders’ equity	281,917	288,078

Total liabilities and stockholders’ equity	$1,011,826	$1,012,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Equipment rentals	$75,234	$69,572	$146,445	$132,773
New equipment sales	99,985	78,465	176,338	146,235
Used equipment sales	47,152	34,747	88,563	65,687
Parts sales	29,247	23,951	58,161	47,087
Services revenues	17,730	15,099	34,318	29,722
Other	13,296	11,311	24,585	21,377

Total revenues	282,644	233,145	528,410	442,881

Cost of revenues:
Rental depreciation	26,048	22,321	52,476	43,664
Rental expense	12,130	11,842	23,946	22,629
New equipment sales	87,164	68,378	152,710	127,352
Used equipment sales	36,463	26,354	67,382	48,874
Parts sales	20,740	17,060	41,006	33,329
Services revenues	6,283	5,628	12,424	10,768
Other	13,253	10,352	25,179	19,344

Total cost of revenues	202,081	161,935	375,123	305,960

Gross profit	80,563	71,210	153,287	136,921

Selling, general and administrative expenses	45,857	38,360	92,541	75,515
Gain on sales of property and equipment, net	157	39	296	347

Income from operations	34,863	32,889	61,042	61,753

Other income (expense):
Interest expense	(9,531)	(8,887)	(19,698)	(17,590)
Other, net	265	386	481	523

Total other expense, net	(9,266)	(8,501)	(19,217)	(17,067)

Income before provision for income taxes	25,597	24,388	41,825	44,686
Provision for income taxes	9,479	9,162	15,498	17,326

Net income	$16,118	$15,226	$26,327	$27,360

Net income per common share:
Basic	$0.45	$0.40	$0.72	$0.72

Diluted	$0.45	$0.40	$0.72	$0.72

Weighted average common shares outstanding:
Basic	35,986	38,095	36,335	38,088

Diluted	35,988	38,161	36,339	38,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$26,327	$27,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	5,538	3,946
Depreciation on rental equipment	52,476	43,664
Amortization of loan discounts and deferred financing costs	730	684
Amortization of intangible assets	1,467	12
Provision for losses on accounts receivable	1,521	1,090
Provision for inventory obsolescence	27	25
Provision for deferred income taxes	14,485	16,107
Stock-based compensation expense	631	621
Gain on sales of property and equipment, net	(296)	(347)
Gain on sales of rental equipment, net	(19,274)	(15,713)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	3,531	(7,738)
Inventories, net	(36,521)	(57,113)
Prepaid expenses and other assets	238	(2,344)
Accounts payable	9,985	32,839
Manufacturer flooring plans payable	(10,399)	3,721
Accrued expenses payable and other liabilities	(920)	4,365
Deferred compensation payable	19	(1,406)

Net cash provided by operating activities	49,565	49,773

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(5,306)	—
Purchases of property and equipment	(11,748)	(5,994)
Purchases of rental equipment	(68,474)	(63,791)
Proceeds from sales of property and equipment	982	490
Proceeds from sales of rental equipment	69,939	55,343

Net cash used in investing activities	(14,607)	(13,952)

Cash flows from financing activities:
Excess tax deficiency from stock-based awards	(44)	(44)
Purchases of treasury stock	(33,077)	(432)
Borrowings on senior secured credit facility	536,099	428,086
Payments on senior secured credit facility	(544,059)	(437,220)
Payments of deferred financing costs	—	(43)
Payments of related party obligation	(150)	(150)
Payments of capital lease obligation	(55)	—
Principal payments on notes payable	(14)	(354)

Net cash used in financing activities	(41,300)	(10,157)

Net increase (decrease) in cash and cash equivalents	(6,342)	25,664
Cash, beginning of period	14,762	9,303

Cash and cash equivalents, end of period	$8,420	$34,967

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2008	2007
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$35,465	$49,230

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,895	$15,261

Income taxes, net of refunds received	$1,280	$1,552

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2007, from which the balance sheet amounts as of December 31, 2007 included herein were derived.
     All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements. Business combinations accounted for as purchases are included in the condensed consolidated financial statements from their respective dates of acquisition.
     The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, and consistent with industry practice, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.
Nature of Operations
     As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. By providing equipment sales, rental, on-site parts and repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full-service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal, and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. At June 30, 2007, a portion of our available cash on hand was invested in cash equivalents whereas no portion of our available cash on hand at June 30, 2008 or at December 31, 2007 was invested in cash equivalents. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
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
     Recently Adopted Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“FAS 109”). FIN 48 clarifies the application of FAS 109 by prescribing the recognition threshold that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The issuance of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” in May 2007 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits.
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
     Consistent with our historical financial reporting, to the extent we generate or incur interest income, interest expense or penalties related to unrecognized income tax benefits, such items are recorded in “Other income or expense” in our condensed consolidated statement of operations. We did not incur any income tax related interest income, interest expense or penalties related to FIN 48 for the three and six month periods ended June 30, 2008 or 2007.
     As of January 1, 2007, the adoption date, we had an unrecognized tax benefit of $6.2 million. The net impact of recording this liability was a reclass between deferred income tax liabilities and deferred income tax assets, resulting in no adjustment to retained earnings. If recognized, there would be no impact to our effective income tax rate. There was no change in the unrecognized tax benefit during the 2007 fiscal year ended December 31, 2007 or during the three and six month periods ended June 30, 2008. At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months related to FIN 48.
     Our U.S. federal tax returns for 2004 and subsequent years remain open to potential examination by tax authorities. The Company has been notified by the Internal Revenue Service (the “IRS”) that the Company’s 2006 Federal Tax Return will be subject to a limited scope examination by the IRS. We currently do not expect any material adjustments as a result of the IRS examination. We are also open to potential examination in various state jurisdictions for 2003 and subsequent years.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position on Statement 157, “Effective Date of FASB Statement No.157” (“FSP 157-2”). FSP 157-2 delays the effective date of FAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All valuation adjustments pursuant to FAS 157 are to be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which FAS 157 is initially applied. We adopted the provisions of FAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of FAS 157 did not have a material effect on our financial position or results of operations. We are currently evaluating the impact that FAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 provides an entity the option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. On January 1, 2008, we adopted the provisions of FAS 159. We did not elect to measure any financial instruments or any other items at fair value as permitted by FAS 159 and consequently, the adoption of FAS 159 did not have a material effect on our financial position or results of operations.
     Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces SFAS No. 141 (“FAS 141”). This Statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations. FAS 141R also establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the impact FAS 141R will have upon adoption on our accounting for acquisitions. However, previously any changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141R, transaction related expenses, which were previously capitalized as direct costs of the acquisition, will be expensed as incurred as transaction costs are not considered an element of the fair value of the company acquired under the new guidance. Depending upon the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to our results of operations under FAS 141R.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in fiscal 2009 and early adoption is prohibited. We do not expect the adoption of FSP 142-3 will have a material impact on our financial statements.
     In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of FAS 162 to have a material impact on our financial statements.
(3) Acquisitions
     We completed, effective as of September 1, 2007, and funded on September 4, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”) for an estimated total consideration of approximately $149.6 million, consisting of cash paid of $103.1 million, liabilities assumed of $38.9 million, liabilities incurred of $5.2 million and transaction costs of approximately $2.4 million. The Burress purchase price was funded from available cash on hand and borrowings under our senior secured credit facility. Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States. We had no material relationship with Burress prior to the acquisition. The name of Burress was changed to H&E Equipment Services (Mid-Atlantic), Inc., effective September 4, 2007. This acquisition marks our initial entry into three of the four Mid-Atlantic states that Burress operates in and is consistent with our business strategy.
     The Burress acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on an estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the acquisition was recognized given the expected contribution of Burress to our overall corporate strategy. We expect that all of the $28.3 million of the recorded goodwill acquired, together with the value of certain other intangible assets, will be amortized over a 15-year period for tax purposes and ratably tax deductible over that period.
     The purchase price of Burress, among other things, was based on a multiple of historical adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Among the items specifically excluded from the purchase price calculation was EBITDA derived from Burress’ distribution relationship with Hitachi. Upon the consummation of the acquisition, the Burress shareholders received notification from John Deere Construction & Forestry Company (“John Deere”), Hitachi’s North American representative, of termination of the Hitachi dealer agreement (the “Termination Letter”). Pursuant to the Termination Letter, all Hitachi related manufacturer flooring plans payable totaling approximately $9.2 million became due. The possibility that the Hitachi relationship would be terminated was anticipated by the Company and Burress at the time the parties entered into the acquisition agreement and the amount of the outstanding Hitachi manufacturer flooring plans payable was included in the calculation of the purchase price. We paid the approximate $9.2 million of payables during September 2007 with funds available under our senior secured credit facility. Additionally, certain Hitachi rental fleet, new equipment inventory and parts inventory were to be returned to John Deere or other designated Hitachi dealerships pursuant to the terms of the Termination Letter. We have returned all such Hitachi rental fleet, new equipment inventory and parts inventory to John Deere pursuant to the termination notification and all related credits have been issued by John Deere (see also footnote (b) below related to amounts owed to Burress shareholders in connection with these returns). Upon our return of the aforementioned equipment to John Deere, approximately $3.2 million of manufacturer flooring plans payable associated with that equipment was canceled and credits were issued for the returned equipment.
     Pursuant to the terms of the acquisition agreement, the Burress shareholders would have been entitled to receive additional consideration of approximately $15.1 million payable over three years if the consent of Hitachi, meeting the requirements of the acquisition agreement, had been obtained on or before December 29, 2007. However, the consent of Hitachi was not obtained on or before that date; accordingly, the Burress shareholders will not be entitled to any additional consideration related to the previous distribution relationship with Hitachi.
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
     Our purchase price allocation is subject to further adjustment pending finalization of amounts due the Burress shareholders (see footnote (b) below). We expect to finalize our purchase price allocation in the third quarter of 2008. The following table summarizes the preliminary purchase price allocation based on estimated fair values of the Burress assets acquired and liabilities assumed on September 1, 2007 (amounts in thousands):

Receivables	$15,833
Inventories	23,740
Rental equipment	62,354
Property and equipment	7,277
Prepaid expenses and other assets	382
Intangible assets (a)	11,688
Goodwill	28,300
Accounts payable	(8,758)
Manufacturer flooring plans payable	(19,787)
Accrued expenses payable and other liabilities	(5,693)
Due to Burress shareholders (b)	(5,155)
Capital leases (c)	(4,698)

Net assets acquired	$105,483

(a)	Amount represents certain intangible assets acquired relating to the Burress acquisition. See note 4 to the condensed

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consolidated financial statements for further details regarding these intangible assets.

(b)	Represents the amount payable to the Burress shareholders related to Hitachi equipment and parts inventories returned by the Company to John Deere or their designated Hitachi dealerships as discussed above. These amounts were previously withheld from the seller’s proceeds pending acceptance from John Deere for the returned equipment and parts. The amount due the Burress shareholders is subject to agreement by both the Company and the Burress shareholders. We expect the finalization of the amounts due to the Burress shareholders to occur during the quarter ending September 30, 2008. Any adjustment to the recorded $5.2 million payable is not expected to be material. Upon agreement of the amount by both the Company and the Burress shareholders, the amount will be paid and deemed additional cash consideration paid, thereby increasing the net Burress assets acquired by the amount of the payment.

During the quarter ended June 30, 2008, we paid $5.3 million to the Burress shareholders, pursuant to the acquisition agreement, related to their Section 338 tax election. This amount was previously included in the “Due to Burress shareholders” amount above, but upon payment, was deemed additional cash consideration, resulting in a $5.3 million increase in the total consideration paid and total net Burress assets acquired.

(c)	Represents the present value of our obligations under various capital leases assumed on the date of acquisition. Subsequent to the acquisition date and during our third quarter ended September 30, 2007, we paid approximately $3.2 million to purchase all vehicles previously held under capital leases. The accompanying condensed consolidated balance sheets reflect the incremental cost basis of the vehicles, net of accumulated depreciation, from the lease buyouts in property and equipment and appropriately reflect no obligation under those vehicle leases. Additionally, Burress previously leased four branch facility locations under capital leases. On August 31, 2007, three of those capital leases related to Burress branch facility locations were amended and these amendments resulted in a lease classification change, pursuant to Statement on Financial Accounting Standard No. 13, “Accounting for Leases,” from capital leases to operating leases as of September 1, 2007, the acquisition date. Therefore, the accompanying condensed consolidated balance sheet as of June 30, 2008 reflects the one remaining capital lease obligation on a Burress branch facility for approximately $2.4 million.
     Our operating results for the three and six month periods ended June 30, 2008 include a full three and six months of Burress operations, respectively. The following table contains unaudited pro forma condensed consolidated statements of income information for the three and six month periods ended June 30, 2007, as if the Burress transaction had occurred at the beginning of the period, or January 1, 2007 (amounts in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Total revenues	$271,121	$527,199
Gross profit	$78,935	$155,220
Income from operations	$34,556	$65,888
Net income	$14,820	$27,327
Basic net income per common share	$0.39	$0.72
Diluted net income per common share	$0.39	$0.72
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(4) Goodwill and Intangible Assets
Goodwill
     The change in the carrying amount of goodwill for each of our reporting units for the six months ended June 30, 2008 is as follows (amounts in thousands):

	Balance		Balance
	at December		at June 30,
Reporting Unit	31, 2007	Additions	2008

Equipment Rentals Component 1	$8,972	$—	$8,972
Equipment Rentals Component 2	19,213	1,214	20,427
New Equipment Sales	7,828	939	8,767
Used Equipment Sales	6,113	599	6,712
Parts Sales	6,125	755	6,880
Service Revenues	6,480	635	7,115

Totals	$54,731	$4,142	$58,873

     The additions above are a result of adjustments to the Burress purchase price allocation related to the Burress acquisition since December 31, 2007 (see note 3 to the condensed consolidated financial statements for further information regarding the Burress acquisition and related purchase price allocation).
     We review the valuation of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under the provisions of FAS 142, goodwill is required to be tested for impairment annually in lieu of being amortized. Our annual goodwill impairment testing date is October 1. Furthermore, goodwill is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim goodwill assessment does not change the timing of our annual goodwill impairment test.
     In accordance with FAS 142, we evaluated whether events (“triggering events”) had occurred during the second quarter that would require us to perform an interim period goodwill impairment test in accordance with FAS 142. Among those events and circumstances that we believe to be potential impairment indicators are:
•	Adverse changes in the business climate;

•	Significant negative industry or economic trends;

•	A decline in performance in the Company’s industry sector;

•	A decline in market multiples for competitors in the industry sector; and

•	A significant drop in the Company’s stock price and resulting market capitalization
     Based on the above, as of the end of the second quarter ended June 30, 2008, we believed that triggering events may have occurred, which could reduce the fair value of our reporting units below their respective carrying values. Therefore, we performed an interim goodwill impairment test as of June 30, 2008. The results of our interim goodwill impairment test as of June 30, 2008 resulted in no impairment charge for any of our six reporting units. Multiple valuation techniques can be used to assess the fair value of a reporting unit. All of these techniques require management to make certain assumptions regarding the impact of operating and macroeconomic changes as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins, operating expenses and applicable discount rate. These estimates involve risk and are inherently uncertain. Changes in our estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. However, we believe that our estimates and assumptions are reasonable and represent our most likely future operating results based upon current information available. Additionally, future adverse changes in any of the factors above or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Intangible Assets
     The gross carrying value and accumulated amortization of the major classes of intangible assets are as follows (amounts in thousands):

		Weighted-Average	Balances at June 30, 2008
	Gross	Amortization Period	Accumulated	Net Carrying
Acquired Intangible Asset	Carrying Amount	(in Years)	Amortization	Amount

Trade name	$1,370	1.0	$1,141	$229
Non-compete agreements	788	4.0	164	624
Customer relationships	9,530	6.0	1,209	8,321

Total	$11,688	5.3	$2,514	$9,174

     Amortization expense for the trade name intangible asset and the non-compete agreements is computed over the estimated useful life of the intangible assets acquired on a straight-line basis. Amortization expense for the customer relationships intangible asset is computed over the estimated useful life of the asset acquired based on the relative annual contribution to estimated Adjusted Earnings Before Interest, Taxes and Amortization. Amortization expense on the above intangible assets for the three and six month periods ended June 30, 2008 was approximately $0.8 million and $1.5 million, respectively.
(5) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2008 (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2007	38,192,094	$382	$205,937	$(13,431)	$95,190	$288,078
Stock-based compensation	—	—	631	—	—	631
Income tax deficiency from stock-based compensation	—	—	(44)	—	—	(44)
Surrender of 13,436 shares(1)	—	—	—	(213)	—	(213)
Repurchases of 2,170,261 shares of common stock(2)	—	—	—	(32,863)	—	(32,863)
Issuance of common stock	96,295	1	—	—	—	1
Net income	—	—	—	—	26,327	26,327

Balances at June 30, 2008	38,288,389	$383	$206,524	$(46,507)	$121,517	$281,917

(1)	On February 22, 2008, 40,650 shares of non-vested stock that were issued in 2006 subsequently vested pursuant to the terms of the respective grant agreements. In accordance with the provisions of our 2006 Stock-Based Incentive Compensation Plan, holders of those vested shares returned 13,436 shares of common stock to the Company as payment for their respective employee withholding taxes. This resulted in the recognition of Treasury Stock for those 13,436 shares.

(2)	On November 8, 2007, the Company announced that our Board of Directors authorized a stock repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of the Company’s outstanding common stock. See also note 7 to the condensed consolidated financial statements for further information on our stock repurchase program.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(6) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised) (“FAS 123(R)”) “Share-Based Payment”. Under the provisions of FAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,328,363 shares as of June 30, 2008.
Non-vested Stock
     The following table summarizes our non-vested stock activity for the six months ended June 30, 2008:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value
Non-vested stock at December 31, 2007	81,300	$24.60
Granted	96,295	$12.02
Vested	(40,650)	$24.60
Forfeited	—	—

Non-vested stock at June 30, 2008	136,945	$15.75

     As shown above, we issued non-vested stock grants for 96,295 shares on June 30, 2008. Compensation expense was determined based on the $12.02 market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of June 30, 2008, we have unrecognized compensation expense of $1.8 million related to non-vested stock. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six month periods ended June 30, 2008 and 2007 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Compensation expense	$251	$250	$501	$500
Stock Options
     At June 30, 2008, there was $0.2 million of unrecognized compensation expense related to stock option awards that are expected to be recognized over a weighted-average period of 1.0 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six month periods ended June 30, 2008 and 2007 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Compensation expense	$64	$62	$130	$122

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table represents stock option activity for the six months ended June 30, 2008:

			Weighted Average
	Number	Weighted Average	Contractual Life
	of Shares	Exercise Price	in Years

Outstanding options at December 31, 2007	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at June 30, 2008	51,000	$24.80	7.8

Options exercisable at June 30, 2008	32,000	$24.70	7.7

     The closing price of our common stock on June 30, 2008 was $12.02. All options outstanding at June 30, 2008 have grant date fair values which exceed the June 30, 2008 closing stock price.
     The following table summarizes non-vested stock option activity for the six months ended June 30, 2008:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value
Non-vested stock options at December 31, 2007	36,000	$24.88
Granted	—	—
Vested	(17,000)	$24.80
Forfeited	—	—

Non-vested stock options at June 30, 2008	19,000	$24.95

(7) Purchases of Company Common Stock
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
     During the six month period ended June 30, 2008, we repurchased 2,170,261 shares of our common stock totaling approximately $32.9 million (including trade commissions of approximately $0.1 million) under the stock repurchase program. Purchases of our common stock are accounted for as treasury stock in the accompanying condensed consolidated balance sheets using the cost method. Repurchased stock is included in authorized shares, but is not included in shares outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(8) Earnings per Share
     Earnings per share of common stock for the three and six month periods ended June 30, 2008 and 2007 are based on the weighted average number of shares of common stock outstanding during the respective periods. The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2008 and 2007 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic net income per share:
Net income	$16,118	$15,226	$26,327	$27,360
Weighted average number of shares of common stock outstanding	35,986	38,095	36,335	38,088

Net income per share of common stock — basic	$0.45	$0.40	$0.72	$0.72

Diluted net income per share:
Net income	$16,118	$15,226	$26,327	$27,360
Weighted average number of shares of common stock outstanding	35,986	38,095	36,335	38,088
Effect of dilutive securities:
Effect of dilutive stock options	—	29	—	29
Effect of dilutive non-vested stock	2	37	4	42

Weighted average number of shares of common stock outstanding — diluted	35,988	38,161	36,339	38,159

Net income per share of common stock — diluted	$0.45	$0.40	$0.72	$0.72

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	6	51	6

Non-vested restricted stock	40	—	49	—

(9) Senior Secured Credit Facility
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
     At June 30, 2008, the interest rate on the senior secured credit facility was LIBOR plus 150 basis points, or 4.9%. The senior secured credit facility is senior to all other outstanding debt, secured by substantially all the assets of the Company and is guaranteed by the Company’s domestic subsidiaries (see note 11 to the condensed consolidated financial statements). The balance outstanding on the senior secured credit facility as of June 30, 2008 was approximately $112.6 million. Additional borrowings available under the terms of the senior secured credit facility as of June 30, 2008, net of $7.0 million of standby letters of credit outstanding, totaled $200.4 million. The average interest rate on outstanding borrowings for the six months ended June 30, 2008 was approximately 4.3%. As of June 30, 2008, we were in compliance with our financial covenant under the senior secured credit facility. As of August 4, 2008, we had $205.7 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
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
     We do not compile discrete financial information by segments other than the information presented below. The following tables present information about our reportable segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Equipment rentals	$75,234	$69,572	$146,445	$132,773
New equipment sales	99,985	78,465	176,338	146,235
Used equipment sales	47,152	34,747	88,563	65,687
Parts sales	29,247	23,951	58,161	47,087
Services revenues	17,730	15,099	34,318	29,722

Total segmented revenues	269,348	221,834	503,825	421,504
Non-segmented revenues	13,296	11,311	24,585	21,377

Total revenues	$282,644	$233,145	$528,410	$442,881

Gross Profit:
Equipment rentals	$37,056	$35,409	$70,023	$66,480
New equipment sales	12,821	10,087	23,628	18,883
Used equipment sales	10,689	8,393	21,181	16,813
Parts sales	8,507	6,891	17,155	13,758
Services revenues	11,447	9,471	21,894	18,954

Total segmented gross profit	80,520	70,251	153,881	134,888
Non-segmented gross profit (loss)	43	959	(594)	2,033

Total gross profit	$80,563	$71,210	$153,287	$136,921

	Balances at
	June 30,	December 31,
	2008	2007
Segment identified assets:
Equipment sales	$119,676	$117,920
Equipment rentals	578,427	577,628
Parts and services	25,130	25,869

Total segment identified assets	723,233	721,417
Non-segment identified assets	288,593	291,436

Total assets	$1,011,826	$1,012,853

     The Company operates primarily in the United States and our sales to international customers for the three and six month periods ended June 30, 2008 were 5.2% and 4.1%, respectively, of total revenues compared to 1.1% and 0.9% for the three and six month periods ended June 30, 2007. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$8,319	$101	$—	$8,420
Receivables, net	127,260	20,246	—	147,506
Inventories, net	105,031	39,775	—	144,806
Prepaid expenses and other assets	5,838	193	—	6,031
Rental equipment, net	462,821	115,606	—	578,427
Property and equipment, net	37,446	13,492	—	50,938
Deferred financing costs, net	7,651	—	—	7,651
Intangible assets, net	9,174	—	—	9,174
Investment in guarantor subsidiaries	9,846	—	(9,846)	—
Goodwill	8,571	50,302	—	58,873

Total assets	$781,957	$239,715	$(9,846)	$1,011,826

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$112,593	$—	$—	$112,593
Accounts payable	94,228	652	—	94,880
Manufacturer flooring plans payable	149,339	3,201	—	152,540
Accrued expenses payable and other liabilities	41,606	6,554	—	48,160
Intercompany balances	(216,375)	216,375	—	—
Related party obligation	283	—	—	283
Notes payable	1,242	731	—	1,973
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,356	—	2,356
Deferred income taxes	65,166	—	—	65,166
Deferred compensation payable	1,958	—	—	1,958

Total liabilities	500,040	229,869	—	729,909
Stockholders’ equity	281,917	9,846	(9,846)	281,917

Total liabilities and stockholders’ equity	$781,957	$239,715	$(9,846)	$1,011,826

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$64,237	$10,997	$—	$75,234
New equipment sales	78,065	21,920	—	99,985
Used equipment sales	34,747	12,405	—	47,152
Parts sales	23,894	5,353	—	29,247
Services revenues	15,312	2,418	—	17,730
Other	11,223	2,073	—	13,296

Total revenues	227,478	55,166	—	282,644

Cost of revenues:
Rental depreciation	21,391	4,657	—	26,048
Rental expense	10,049	2,081	—	12,130
New equipment sales	68,337	18,827	—	87,164
Used equipment sales	25,503	10,960	—	36,463
Parts sales	16,944	3,796	—	20,740
Services revenues	5,470	813	—	6,283
Other	10,845	2,408	—	13,253

Total cost of revenues	158,539	43,542	—	202,081

Gross profit (loss):
Equipment rentals	32,797	4,259	—	37,056
New equipment sales	9,728	3,093	—	12,821
Used equipment sales	9,244	1,445	—	10,689
Parts sales	6,950	1,557	—	8,507
Services revenues	9,842	1,605	—	11,447
Other	378	(335)	—	43

Gross profit	68,939	11,624	—	80,563

Selling, general and administrative expenses	37,678	8,179	—	45,857
Equity in earnings of guarantor subsidiaries	323	—	(323)	—
Gain on sales of property and equipment, net	113	44	—	157

Income from operations	31,697	3,489	(323)	34,863

Other income (expense):
Interest expense	(6,334)	(3,197)	—	(9,531)
Other, net	234	31	—	265

Total other expense, net	(6,100)	(3,166)	—	(9,266)

Income before provision for income taxes	25,597	323	(323)	25,597
Provision for income taxes	9,479	—	—	9,479

Net income	$16,118	$323	$(323)	$16,118

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

Gross profit (loss):
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$126,156	$20,289	$—	$146,445
New equipment sales	140,500	35,838	—	176,338
Used equipment sales	68,777	19,786	—	88,563
Parts sales	47,030	11,131	—	58,161
Services revenues	29,465	4,853	—	34,318
Other	20,825	3,760	—	24,585

Total revenues	432,753	95,657	—	528,410

Cost of revenues:
Rental depreciation	43,023	9,453	—	52,476
Rental expense	20,021	3,925	—	23,946
New equipment sales	121,632	31,078	—	152,710
Used equipment sales	50,104	17,278	—	67,382
Parts sales	33,122	7,884	—	41,006
Services revenues	10,685	1,739	—	12,424
Other	20,383	4,796	—	25,179

Total cost of revenues	298,970	76,153	—	375,123

Gross profit (loss):
Equipment rentals	63,112	6,911	—	70,023
New equipment sales	18,868	4,760	—	23,628
Used equipment sales	18,673	2,508	—	21,181
Parts sales	13,908	3,247	—	17,155
Services revenues	18,780	3,114	—	21,894
Other	442	(1,036)	—	(594)

Gross profit	133,783	19,504	—	153,287

Selling, general and administrative expenses	75,302	17,239	—	92,541
Equity in loss of guarantor subsidiaries	(4,180)	—	4,180	—
Gain on sales of property and equipment, net	222	74	—	296

Income from operations	54,523	2,339	4,180	61,042

Other income (expense):
Interest expense	(13,128)	(6,570)	—	(19,698)
Other, net	430	51	—	481

Total other expense, net	(12,698)	(6,519)	—	(19,217)

Income (loss) before provision for income taxes	41,825	(4,180)	4,180	41,825
Provision for income taxes	15,498	—	—	15,498

Net income (loss)	$26,327	$(4,180)	$4,180	$26,327

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

Gross profit (loss):
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$26,327	$(4,180)	$4,180	$26,327
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	4,044	1,494	—	5,538
Depreciation on rental equipment	43,023	9,453	—	52,476
Amortization of loan discounts and deferred financing costs	730	—	—	730
Amortization of intangible assets	1,467	—	—	1,467
Provision for losses on accounts receivable	1,521	—	—	1,521
Provision for inventory obsolescence	27	—	—	27
Provision for deferred income taxes	14,485	—	—	14,485
Stock-based compensation expense	631	—	—	631
Gain on sales of property and equipment, net	(222)	(74)	—	(296)
Gain on sales of rental equipment, net	(17,124)	(2,150)	—	(19,274)
Equity in loss of guarantor subsidiaries	4,180	—	(4,180)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	2,304	1,227	—	3,531
Inventories, net	(3,944)	(32,577)	—	(36,521)
Prepaid expenses and other assets	(62)	300	—	238
Accounts payable	10,551	(566)	—	9,985
Manufacturer flooring plans payable	(7,598)	(2,801)	—	(10,399)
Accrued expenses payable and other liabilities	(3,975)	3,055	—	(920)
Intercompany balances	(2,011)	2,011	—	—
Deferred compensation payable	19	—	—	19

Net cash provided by (used in) operating activities	74,373	(24,808)	—	49,565

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(5,306)	—	(5,306)
Purchases of property and equipment	(10,541)	(1,207)	—	(11,748)
Purchases of rental equipment	(101,576)	33,102	—	(68,474)
Proceeds from sales of property and equipment	830	152	—	982
Proceeds from sales of rental equipment	84,119	(14,180)	—	69,939

Net cash provided by (used in) investing activities	(27,168)	12,561	—	(14,607)

Cash flows from financing activities:
Tax deficiencies from stock-based awards	(44)	—	—	(44)
Purchase of treasury stock	(33,077)	—	—	(33,077)
Borrowings on senior secured credit facility	536,099	—	—	536,099
Payments on senior secured credit facility	(553,711)	9,652	—	(544,059)
Payments of related party obligation	(150)	—	—	(150)
Payments on capital lease obligations	—	(55)	—	(55)
Principal payments of notes payable	(8)	(6)	—	(14)

Net cash provided by (used in) financing activities	(50,891)	9,591	—	(41,300)

Net decrease in cash	(3,686)	(2,656)	—	(6,342)
Cash, beginning of period	12,005	2,757	—	14,762

Cash, end of period	$8,319	$101	$—	$8,420

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$27,360	$781	$(781)	$27,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	3,421	525	—	3,946
Depreciation on rental equipment	40,674	2,990	—	43,664
Amortization of loan discounts and deferred financing costs	684	—	—	684
Amortization of intangible assets	12	—	—	12
Provision for losses on accounts receivable	1,090	—	—	1,090
Provision for inventory obsolescence	25	—	—	25
Provision for deferred income taxes	16,107	—	—	16,107
Stock-based compensation expense	621	—	—	621
Gain on sales of property and equipment, net	(262)	(85)	—	(347)
Gain on sales of rental equipment, net	(14,429)	(1,284)	—	(15,713)
Equity in earnings of guarantor subsidiaries	(781)	—	781	—
Changes in operating assets and liabilities:
Receivables, net	(12,031)	4,293	—	(7,738)
Inventories, net	(26,337)	(30,776)	—	(57,113)
Prepaid expenses and other assets	(2,385)	41	—	(2,344)
Accounts payable	32,138	701	—	32,839
Manufacturer flooring plans payable	3,721	—	—	3,721
Accrued expenses payable and other liabilities	4,375	(10)	—	4,365
Intercompany balances	(13,851)	13,851	—	—
Deferred compensation payable	(1,406)	—	—	(1,406)

Net cash provided by (used in) operating activities	58,746	(8,973)	—	49,773

Cash flows from investing activities:
Purchases of property and equipment	(5,323)	(671)	—	(5,994)
Purchases of rental equipment	(68,343)	4,552	—	(63,791)
Proceeds from sales of property and equipment	343	147	—	490
Proceeds from sales of rental equipment	50,427	4,916	—	55,343

Net cash provided by (used in) investing activities	(22,896)	8,944	—	(13,952)

Cash flows from financing activities:
Excess tax benefits from stock-based awards	(44)	—	—	(44)
Purchases of treasury stock	(432)	—	—	(432)
Borrowings on senior secured credit facility	428,086	—	—	428,086
Payments on senior secured credit facility	(437,220)	—	—	(437,220)
Payments of deferred financing costs	(43)	—	—	(43)
Payments of related party obligation	(150)	—	—	(150)
Principal payments of notes payable	(349)	(5)	—	(354)

Net cash used in financing activities	(10,152)	(5)	—	(10,157)

Net increase (decrease) in cash and cash equivalents	25,698	(34)	—	25,664
Cash, beginning of period	9,214	89	—	9,303

Cash and cash equivalents, end of period	$34,912	$55	$—	$34,967

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2008, and its results of operations for the three and six month periods ended June 30, 2008, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     As of August 4, 2008, we operated 64 full-service facilities in 21 states throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, presents the accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, stock-based compensation, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.
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
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six months ended June 30, 2008, approximately 27.7% of our total revenues were attributable to equipment rentals, 33.4% of our total revenues were attributable to new equipment sales, 16.8% were attributable to used equipment sales, 11.0% were attributable to parts sales, 6.5% were attributable to our services revenues and 4.6% were attributable to non-segmented other revenues.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six months ended June 30, 2008, our total cost of revenues was approximately $375.1 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six months ended June 30, 2008, our selling, general and administrative expenses were approximately $92.5 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of income are not generally allocated to our reportable segments.
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
     Selling, General and Administrative Expenses:
     Our selling, general and administrative expenses (“SG&A”) include sales and marketing expenses, payroll and related benefit costs, insurance expense, professional fees, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with definite-lived intangible assets. These expenses are not generally allocated to our reportable segments.
     Interest Expense:
     Interest expense for the periods presented is primarily comprised of the interest on our debt instruments. Interest expense also includes non-cash interest expense related to the amortization cost of (1) deferred financing costs and (2) original issue discount accretion related to certain debt that was outstanding during a portion of the 2007 fiscal year.
Principal Cash Flows
     We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under our revolving senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures.
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Net rental fleet as shown on our condensed consolidated balance sheet at June 30, 2008 was $578.4 million, or 57.2% of our total assets. Our rental fleet, as of June 30, 2008, consisted of approximately 19,852 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $803.3 million. As of June 30, 2008, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months

Hi-Lift or Aerial Work Platforms	14,279	71.9%	$472.4	58.8%	34.8
Cranes	500	2.5%	100.2	12.5%	29.0
Earthmoving	1,641	8.3%	154.9	19.3%	18.7
Industrial Lift Trucks	1,387	7.0%	43.5	5.4%	26.7
Other	2,045	10.3%	32.3	4.0%	19.2

Total	19,852	100.0%	$803.3	100.0%	31.2

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. On average, the average age of our rental fleet equipment decreased by approximately 0.6 months during the six months ended June 30, 2008. The original acquisition cost of our overall gross rental fleet increased, through the normal course of business activities, by approximately $0.1 million during the six months ended June 30, 2008. Excluding the impact of Burress, average rental rates for the six month period ended June 30, 2008 were 2.3% lower than the comparable period last year. The rental equipment mix among our four core product lines remained largely consistent with that of prior year comparable period as a percentage of total units available for rent. However, as a percentage of original acquisition cost, earthmoving equipment increased approximately 6.3% while hi-lift or aerial work platform equipment decreased 6.4% over the comparable periods, reflecting the impact of the Burress acquisition in September 2007 and the predominance of earthmoving equipment in their rental fleet. As a result of our in-house service capabilities and extensive maintenance program, we believe our rental fleet is well-maintained.
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
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below as well as in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q:
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
     Our operating results for the three and six month periods ended June 30, 2008 and 2007 include the operating results of Burress since the date of acquisition, September 1, 2007. Therefore, our operating results for the three and six month periods ended June 30, 2008 include a full three and six months of Burress operations while our operating results for the three and six month periods ended June 30, 2007 do not include Burress.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$75,234	$69,572	$5,662	8.1%
New equipment sales	99,985	78,465	21,520	27.4%
Used equipment sales	47,152	34,747	12,405	35.7%
Parts sales	29,247	23,951	5,296	22.1%
Services revenues	17,730	15,099	2,631	17.4%
Non-Segmented revenues	13,296	11,311	1,985	17.5%

Total revenues	$282,644	$233,145	$49,499	21.2%

     Total Revenues. Our total revenues were $282.6 million for the three months ended June 30, 2008 compared to $233.1 million for the same period in 2007, an increase of $49.5 million, or 21.2%. Total revenues related to Burress in the current year period were $40.6 million. As further discussed below, revenues increased for all reportable segments.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended June 30, 2008 increased approximately $5.6 million, or 8.1%, to approximately $75.2 million from $69.6 million for the same three month period in 2007. Rental revenues increased for all four core product lines. Revenues from equipment rentals for aerial work platforms increased $0.9 million, cranes increased $1.2 million, earthmoving equipment increased $3.5 million and lift trucks increased $0.3 million. The increase is primarily the result of a larger average fleet size available for rent during the current year three month period. We had approximately 19,852 pieces of rental fleet equipment at June 30, 2008 with an original equipment cost of $803.3 million compared to 19,822 pieces of rental fleet equipment at March 31, 2008 with an original equipment cost of $798.8 million. We had 18,284 pieces of rental fleet equipment at June 30, 2007 with an original equipment cost of $678.1 million compared to 17,840 pieces of equipment at March 31, 2007 with an original equipment cost of $653.1 million. Total equipment rental revenues for the current period related to Burress were $3.7 million.
     Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the three months ended June 30, 2008 was approximately 37.5% compared to 41.5% for the same period last year, a decrease of approximately 4.0%. Excluding Burress, our rental equipment dollar utilization for the current year period was 39.1%, a decrease of 2.4% compared to last year. The decrease in comparative rental equipment dollar utilization is primarily the result of a 2.9% decrease (exclusive of Burress) in average rental rates for the comparative periods and pockets of weakness in the Florida and Southern California markets, combined with the impact of Burress rental operations. Rental equipment time utilization (equipment usage based on customer demand) was 67.9% for the current year period compared to 69.1% last year, a decrease of 1.2%. As discussed in note 3 to the condensed consolidated financial statements, Burress, at the time of acquisition, operated primarily as a distributor and had insignificant rental operations. During 2008, we have begun to integrate our rental operations into the Burress business, which has expectedly resulted in lower average rental rates and lower rental equipment time utilization when compared to the Company exclusive of Burress. We expect Burress’ rental rates and margins to gradually improve over the next 12 to 24 months as our integrated business model is fully integrated into Burress operations.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended June 30, 2008 increased $21.5 million, or 27.4%, to $100.0 million from $78.5 million for the comparable period in 2007. Sales of new cranes increased $21.5 million, sales of new earthmoving equipment increased $2.5 million, sales of new lift trucks increased $1.7 million and sales in other new equipment increased $0.1 million. The increase in new crane sales is primarily a result of an increase in demand for new cranes. Partially offsetting these increases was a $4.3 million decrease of new aerial work platform sales reflecting pockets of weakness in the Florida and Southern California markets. Total new equipment sales revenues for the current year period related to Burress were $20.4 million.
     Used Equipment Sales Revenues. Our used equipment sales increased $12.4 million, or 35.7%, to approximately $47.1 million for the three months ended June 30, 2008, from $34.7 million for the same period in 2007. Sales of used cranes increased $7.2 million while sales of used aerial work platform equipment and used earthmoving equipment also increased $1.4 million and $2.3 million, respectively. Lift truck used equipment sales also increased $1.5 million. Burress used equipment sales for the three months ended June 30, 2008 were $9.5 million.
     Parts Sales Revenues. Our parts sales increased $5.3 million, or 22.1%, to approximately $29.3 million for the three months ended June 30, 2008 from $24.0 million in 2007. Total parts sales revenues in the current year period related to Burress were $4.2 million. The remaining increase was primarily attributable to increased customer demand.
     Services Revenues. Our services revenues for the three months ended June 30, 2008 increased $2.6 million, or 17.4%, to $17.7 million from $15.1 million for the same period last year. Total services revenues for the current year period related to Burress were $1.8 million. The remaining increase is primarily attributable to increased customer demand.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended June 30, 2008, our other revenues increased $2.0 million, or 17.5%, over the same period last year. Total non-segmented other revenues for the current year period related to Burress were $1.0 million. The remaining increase is primarily due to an increase in the volume in these services in conjunction with the revenue growth of our primary business activities.
      Gross Profit.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$37,056	$35,409	$1,647	4.7%
New equipment sales	12,821	10,087	2,734	27.1%
Used equipment sales	10,689	8,393	2,296	27.4%
Parts sales	8,507	6,891	1,616	23.5%
Services revenues	11,447	9,471	1,976	20.9%
Non-Segmented gross profit	43	959	(916)	(95.5)%

Total gross profit	$80,563	$71,210	$9,353	13.1%

     Total Gross Profit. Our total gross profit was $80.6 million for the three months ended June 30, 2008 compared to $71.2 million for the three months ended June 30, 2007, an increase of $9.4 million, or 13.1%. Total gross profit in the current period related to Burress was $6.5 million. Total gross profit margin for the three months ended June 30, 2008 was 28.5%, a decrease of 2.0% from the 30.5% gross profit margin for the same three month period in 2007. Total gross profit margin in the current period related to Burress was 15.9%. Our overall gross profit increase and gross profit margin decline are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended June 30, 2008 increased approximately $1.7 million, or 4.7%, to $37.1 million from $35.4 million in the same period in 2007. Gross profit on Burress rental operations in the current year period was $0.7 million. The overall increase is primarily a result of a $5.6 million increase in rental revenues, which was offset by a $0.3 million net increase in rental expenses and a $3.7 million increase in rental equipment depreciation expense. As a percentage of equipment rental revenues, maintenance and repair costs were 12.4% in 2008, down from 12.7% in the prior year. The increase in current year rental depreciation expense is the result of the higher depreciation expense associated with a larger rental fleet size, including the Burress rental fleet and the impact of higher fleet replacement costs to de-age the fleet. Gross profit margin in 2008 was 49.3%, down 1.6% from 50.9% in the same period last year. This gross profit margin decline is primarily due to higher cost of sales related to depreciation expense combined with the comparative decline in our average rental rates. Rental depreciation expense as a percentage of total equipment rental revenues was 34.6% and 32.1% for the three month periods ended June 30, 2008 and 2007, respectively. Burress gross profit margin was 18.0% for the current year period. Excluding Burress, equipment rentals gross profit margin was 50.9% compared to 50.9% last year.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended June 30, 2008 increased $2.7 million, or 27.1%, to $12.8 million compared to $10.1 million for the same period in 2007. The overall increase is primarily a result of a $2.9 million gross profit increase from Burress new equipment sales for the three month period ended June 30, 2008, which was offset by a $0.2 million decrease in same-store new equipment sales gross profit. Gross profit margin in 2008 was 12.8%, a decrease of 0.1% from 12.9% in the same period last year. Burress gross profit margin realized in the current year period was approximately 14.3%.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended June 30, 2008 increased $2.3 million, or 27.4%, to $10.7 million from the $8.4 million for the same period in 2007. Sales of used cranes and used aerial work platform equipment increased $2.5 million, which was offset by a net $0.2 million decrease in gross profit on sales of used earthmoving equipment, lift trucks and other equipment. Gross profit on Burress used equipment sales was $0.7 million for the three month period ended June 30, 2008. Gross profit margin in 2008 was 22.7%, down 1.5% from 24.2% in the same period last year. The decline in gross profit margin is primarily due to higher used equipment book values that resulted from the fair values assigned to Burress used equipment in purchase accounting as of the acquisition date. Burress used equipment gross profit margin for the current period was 7.2%. Our used equipment sales from the rental fleet for the current year period were approximately 135.7% of net book value compared to 138.5% for the three month period ended June 30, 2007.
     Parts Sales Gross Profit. For the three months ended June 30, 2008, our parts sales revenue gross profit increased approximately $1.6 million, or 23.5%, to $8.5 million from $6.9 million for the same period in 2007, of which Burress contributed $1.2 million of the increase in the current period. Gross profit margin in 2008 was 29.1%, an increase of 0.3% from 28.8% in the same period last year, as a result of the mix of parts sold. Gross profit margin in 2008 related to Burress parts sales was 27.7%.
     Services Revenues Gross Profit. For the three months ended June 30, 2008, our services revenues gross profit increased approximately $2.0 million, or 20.9%, to $11.4 million from $9.4 million for the same period in 2007. Burress contributed $1.2 million of gross profit related to services in current period. Gross profit margin in 2008 was 64.6%, an increase of 1.8% from 62.7% in the same period last year, primarily as a result of the mix of services sold. Gross profit margin in 2008 related to Burress service revenues was 64.1%.
     Non-Segmented Other Revenues Gross Profit. For the three months ended June 30, 2008, our non-segmented other revenues realized a gross profit of less than $0.1 million, a decrease of approximately $0.9 million, or (95.5)%, compared to a gross profit of $1.0 million for the three months ended June 30, 2007, reflecting increased costs associated with the movement of fleet and higher fuel costs and the impact of Burress operations. Gross profit margin was 0.3% in the current year period, down 8.2% from a 8.5% gross profit margin in the comparable period last year. Burress gross loss margin in the current year period was (14.4)%.
     Selling, General and Administrative Expenses. SG&A expenses increased $7.5 million, or 19.5%, to $45.9 million for the three months ended June 30, 2008 compared to $38.4 million for the same period last year. As a percent of total revenues, SG&A expenses were 16.2% over the three months ended June 30, 2008, a decrease of 0.3% from 16.5% in the prior year. Included in three months ended June 30, 2008 are SG&A costs of approximately $4.5 million of Burress SG&A costs and an additional $0.8 million of expense associated with the amortization of the intangible assets acquired in the Burress acquisition (see notes 3 and 4 to the condensed consolidated financial statements for further information on the Burress acquisition and the acquired intangible assets). The remaining increase, exclusive of Burress, is primarily related to a $1.8 million increase in employee salaries and wages and related employee expenses and a $0.6 million increase in facility related expenses, primarily rent expense. These increases reflect additional SG&A costs attributable to the Company’s growth over the past year. Stock-based compensation expense was $0.3 million in each of the three month periods ended June 30, 2008 and 2007.
     Other Income (Expense). For the three months ended June 30, 2008, our net other expenses increased by $0.8 million to $9.3 million compared to $8.5 million for the same period in 2007. The $0.8 million increase is the result of a $0.6 million net increase in interest expense to $9.5 million for the three months ended June 30, 2008 compared to $8.9 million for the same period last year and a $0.2 million decrease in other income. The net increase in interest expense is due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $1.5 million higher in the current year period largely as a result of an increase in our average borrowings under the senior secured credit facility compared to the prior year. Our average borrowings for the three month period ended June 30, 2008 under the senior secured credit facility were approximately $131.1 million compared to approximately $5.4 million for the three month period ended June 30, 2007. The increase in interest expense on our senior secured credit facility was partially offset by a $0.7 million decrease in interest expense on our manufacturing flooring plan payables used to finance inventory purchases. Additionally, included in our prior year interest expense is $0.2 million of interest expense related to our senior secured notes, which were subsequently redeemed on July 31, 2007.
     Income Taxes. Income tax expense for the three months ended June 30, 2008 increased approximately $0.3 million to $9.5 million compared to $9.2 million for the three months ended June 30, 2007. The effective income tax rate for the three months ended June 30, 2008 was 37.0% compared to 37.6% for the three months ended June 30, 2007. The decrease is the result of various discrete items recorded in the prior year. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2008 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$146,445	$132,773	$13,672	10.3%
New equipment sales	176,338	146,235	30,103	20.6%
Used equipment sales	88,563	65,687	22,876	34.8%
Parts sales	58,161	47,087	11,074	23.5%
Services revenues	34,318	29,722	4,596	15.5%
Non-Segmented revenues	24,585	21,377	3,208	15.0%

Total revenues	$528,410	$442,881	$85,529	19.3%

     Total Revenues. Our total revenues were $528.4 million for the six months ended June 30, 2008 compared to $442.9 million for the same period in 2007, an increase of $85.5 million, or 19.3%. Total revenues related to Burress in the current year period were $68.2 million. As further discussed below, revenues increased for all reportable segments.
     Equipment Rental Revenues. Our revenues from equipment rentals for the six months ended June 30, 2008 increased $13.6 million, or 10.3%, to approximately $146.4 million from $132.8 million for the same three month period in 2007. Total equipment rental revenues for the current period related to Burress were $6.5 million. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $3.1 million, cranes increased $2.4 million, earthmoving equipment increased $6.7 million, lift trucks increased $0.6 million and other equipment rentals increased $0.8 million. The increase is primarily the result of a larger average fleet size available for rent during the current year six month period. We had approximately 19,852 pieces of rental fleet equipment at June 30, 2008 with an original equipment cost of $803.3 million compared to 20,079 pieces of rental fleet equipment at December 31, 2007 with an original equipment cost of $803.2 million. We had 18,284 pieces of rental fleet equipment at June 30, 2007 with an original equipment cost of $678.1 million compared to 18,132 pieces of equipment at December 31, 2006 with an original equipment cost of $655.2 million.
     Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the six months ended June 30, 2008 was approximately 36.5% compared to 40.2% for the same period last year, a decrease of approximately 3.7%. Excluding Burress, our rental equipment dollar utilization for the current year period was 38.2%, a decrease of 2.0% compared to last year. The decrease in comparative rental equipment dollar utilization is primarily the result of a 2.3% decrease (exclusive of Burress) in average rental rates for the comparative periods and pockets of weakness in the Florida and Southern California markets, combined with the impact of Burress rental operations. Rental equipment time utilization (equipment usage based on customer demand) was 66.2% for the current year period compared to 66.8% last year, a decrease of 0.6%. As discussed in note 3 to the condensed consolidated financial statements, Burress, at the time of acquisition, operated primarily as a distributor and had insignificant rental operations. During 2008, we have begun to integrate our rental operations into the Burress business, which has expectedly resulted in lower average rental rates and lower rental equipment time utilization when compared to the Company exclusive of Burress. We expect Burress’ rental rates and margins to gradually improve over the next 12 to 24 months as our integrated business model is fully integrated into Burress operations.
     New Equipment Sales Revenues. Our new equipment sales for the six months ended June 30, 2008 increased $30.1 million, or 20.6%, to $176.3 million from $146.2 million for the comparable period in 2007. Sales of new cranes increased $36.2 million, which was primarily a result of an increase in demand for new cranes. Partially offsetting these increases was a $2.7 million decrease in comparative new equipment sales of aerial work platforms, a $3.3 million decrease of new earthmoving equipment sales and a $0.1 million decrease in other new equipment sales. Total new equipment sales revenues for the current year period related to Burress were $32.9 million.
     Used Equipment Sales Revenues. Our used equipment sales increased $22.9 million, or 34.8%, to $88.6 million for the six months ended June 30, 2008, from $65.7 million for the same period in 2007. Sales of used cranes increased $10.9 million while sales of used aerial work platform equipment and used earthmoving equipment increased $4.9 million and $5.5 million, respectively. Lift truck used equipment sales increased $1.8 million while other used equipment sales decreased $0.2 million. Burress used equipment sales for the six months ended June 30, 2008 were $14.6 million.
     Parts Sales Revenues. Our parts sales increased $11.1 million, or 23.5%, to $58.2 million for the six months ended June 30, 2008 from approximately $47.1 million in 2007. Total parts sales revenues in the current year period related to Burress were $8.9 million. The remaining increase was primarily attributable to increased customer demand.
     Services Revenues. Our services revenues for the six months ended June 30, 2008 increased $4.6 million, or 15.5%, to $34.3 million from $29.7 million for the same period last year. Total services revenues for the current year period related to Burress were $3.6 million. The remaining increase is primarily attributable to increased customer demand.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six months ended June 30, 2008, our other revenues increased $3.2 million, or 15.0%, over the same period last year. Total non-segmented other revenues for the current year period related to Burress were $1.7 million. The remaining increase is primarily due to an increase in the volume in these services in conjunction with the revenue growth of our primary business activities.
     Gross Profit.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$70,023	$66,480	$3,543	5.3%
New equipment sales	23,628	18,883	4,745	25.1%
Used equipment sales	21,181	16,813	4,368	26.0%
Parts sales	17,155	13,758	3,397	24.7%
Services revenues	21,894	18,954	2,940	15.5%
Non-Segmented gross profit (loss)	(594)	2,033	(2,627)	(129.2)%

Total gross profit	$153,287	$136,921	$16,366	12.0%

     Total Gross Profit. Our total gross profit was $153.3 million for the six months ended June 30, 2008 compared to $136.9 million for the six months ended June 30, 2007, an increase of $16.4 million, or 12.0%. Total gross profit in the current period related to Burress was $10.3 million. Total gross profit margin for the six months ended June 30, 2008 was 29.0%, a decrease of 1.9% from the 30.9% gross profit margin for the same three month period in 2007. Total gross profit margin in the current period related to Burress was 15.1%. Our overall gross profit increase and gross profit margin decline are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six months ended June 30, 2008 increased $3.5 million, or 5.3%, to approximately $70.0 million from $66.5 million in the same period in 2007. The overall increase is primarily a result of a $13.6 million increase in rental revenues, which was offset by a $1.3 million net increase in rental expenses and an $8.8 million increase in rental equipment depreciation expense. The increase in rental expenses is the result of increases in maintenance and repair costs and other costs as a result of maintaining a larger rental fleet in the current year six month period. As a percentage of equipment rental revenues, maintenance and repair costs were 12.3% in 2008, down 0.5% from 12.8% in the prior year. The increase in current year rental depreciation expense is the result of the higher depreciation expense associated with a larger rental fleet size, including the Burress rental fleet and the impact of higher fleet replacement costs to de-age the fleet. Gross profit margin in 2008 was 47.8%, down 2.3% from 50.1% in the same period last year. This gross profit margin decline is primarily due to higher cost of sales related to depreciation expense combined with the comparative decline in our average rental rates. Rental depreciation expense as a percentage of total equipment rental revenues was 35.8% and 32.9% for the six month periods ended June 30, 2008 and 2007, respectively. Burress rental operations realized a total gross profit in the current period of $0.5 million, resulting in a 7.0% gross margin.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six months ended June 30, 2008 increased $4.7 million, or 25.1%, to $23.6 million compared to $18.9 million for the same period in 2007. Burress new equipment sales contributed $4.4 million of the gross profit increase for the six month period ended June 30, 2008. The remaining increase in new equipment sales gross profit is primarily attributable to higher new crane sales revenues from increased demand during the current year period, which was partially offset by a decrease in gross profit realized on earthmoving equipment and aerial work platforms. Gross profit margin in 2008 was 13.4%, an increase of 0.5% from 12.9% in the same period last year. The increase in comparative gross margin realized in the current year period is largely the result of improved margins on crane sales due to higher comparative market demand for crane equipment and the product mix of equipment sold. Burress gross profit margin realized in the current year period was approximately 13.5%.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six months ended June 30, 2008 increased $4.4 million, or 26.0%, to $21.2 million from the $16.8 million for the same period in 2007. Gross profit on sales of used cranes and used aerial work platform equipment substantially accounted for all of the gross profit increase. Gross profit on Burress used equipment sales was $1.2 million for the six month period ended June 30, 2008. Gross profit margin in 2008 was 23.9%, down 1.7% from 25.6% in the same period last year. The decline in gross profit margin is due to higher used equipment book values that resulted from the fair values assigned to Burress used equipment in purchase accounting as of the acquisition date. Burress used equipment gross profit margin for the current period was 8.4%. Our used equipment sales from the rental fleet for the current year period were approximately 138.0% of net book value compared to 139.6% for the six month period ended June 30, 2007.
     Parts Sales Gross Profit. For the six months ended June 30, 2008, our parts sales revenue gross profit increased approximately $3.4 million, or 24.7%, to $17.2 million from $13.8 million for the same period in 2007, of which Burress contributed $2.5 million of the increase in the current period. Gross profit margin in 2008 was 29.5%, an increase of 0.3% from 29.2% in the same period last year, as a result of the mix of parts sold. Gross profit margin in 2008 related to Burress parts sales was 28.3%.
     Services Revenues Gross Profit. For the six months ended June 30, 2008, our services revenues gross profit increased approximately $3.0 million, or 15.5%, to $21.9 million from approximately $18.9 million for the same period in 2007. Burress contributed $2.3 million of gross profit related to parts sales in current period. Gross profit margin was 63.8% for each of the six month periods ended June 30, 2008 and 2007. Gross profit margin in 2008 related to Burress service revenues was 62.8%.
     Non-Segmented Other Revenues Gross Profit (Loss). For the six months ended June 30, 2008, our non-segmented other revenues realized a gross loss of $(0.6) million, a decrease of $2.6 million, or (129.2)%, compared to a gross profit of $2.0 million for the six months ended June 30, 2007, reflecting increased costs associated with the movement of fleet and higher fuel costs. Burress non-segmented other revenues realized a $0.6 million gross loss. Gross loss margin was (2.4)% in the current year period, down 11.9% from a 9.5% gross profit margin in the comparable period last year. Burress gross loss margin in the current year period was (33.5)%.
     Selling, General and Administrative Expenses. SG&A expenses increased $17.0 million, or 22.5%, to $92.5 million for the six months ended June 30, 2008 compared to $75.5 million for the same period last year. As a percent of total revenues, SG&A expenses were 17.5% for the six months ended June 30, 2008, an increase of 0.5% from 17.0% in the prior year. Included in six months ended June 30, 2008, SG&A is approximately $9.1 million of Burress SG&A costs and an additional $1.5 million of expense associated with the amortization of the intangible assets acquired in the Burress acquisition (see notes 3 and 4 to the condensed consolidated financial statements for further information on the Burress acquisition and the acquired intangible assets). The remaining increase, exclusive of Burress, is primarily related to a $5.4 million increase in employee salaries and wages and related employee expenses and a $0.9 million increase in facility related expenses, primarily rent expense. These increases reflect additional SG&A costs attributable to the Company’s revenue growth over the past year. Stock-based compensation expense was $0.6 million in each of the six month periods ended June 30, 2008 and 2007.
     Other Income (Expense). For the six months ended June 30, 2008, our net other expenses increased by approximately $2.1 million to $19.2 million compared to $17.1 million for the same period in 2007. The $2.1 million increase is substantially the result of a $2.1 million net increase in interest expense to $19.7 million for the six months ended June 30, 2008 compared to $17.6 million for the same period last year. The net increase in interest expense is due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $3.4 million higher in the current year period largely as a result of an increase in our average borrowings under the senior secured credit facility compared to the prior year. Our average borrowings for the six month period ended June 30, 2008 under the senior secured credit facility were approximately $132.5 million compared to approximately $7.4 million for the six month period ended June 30, 2007. The increase in interest expense on our senior secured credit facility was partially offset by a $1.0 million decrease in interest expense on our manufacturing flooring plan payables used to finance inventory purchases. Additionally, included in our prior year interest expense is $0.3 million of interest expense related to our senior secured notes, which were subsequently redeemed on July 31, 2007.
     Income Taxes. Income tax expense for the six months ended June 30, 2008 decreased approximately $1.8 million to $15.5 million compared to $17.3 million for the six months ended June 30, 2007. The effective income tax rate for the six months ended June 30, 2008 was 37.1% compared to 38.8% for the six months ended June 30, 2007. The 1.7% decrease is the result of various discrete items recorded in the prior year. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2008 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash provided by operating activities for the six months ended June 30, 2008 was $49.6 million. Our reported net income of $26.3 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $83.6 million. These cash flows from operating activities were also positively impacted by a decrease of $3.5 million in net accounts receivable, a decrease of $0.3 million in prepaid expenses and other assets and a $10.0 million increase in accounts payable. Partially offsetting these positive cash flows were increases in our inventories of $36.5 million, reflecting the growth in our inventories over the last year, a $10.4 million decrease in manufacturing flooring plans payable and a $0.9 million decrease in accrued expenses and other liabilities.
     For the six months ended June 30, 2007, our cash provided by operating activities was $49.8 million. Our reported net income of $27.4 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $77.5 million. These cash flows from operating activities were also positively impacted by an increase of $32.8 million in accounts payable, a net increase of $3.7 million in manufacturing flooring plans payable and a $4.4 million increase in accrued expenses and other liabilities. Partially offsetting these positive cash flows were increases in our inventories of $57.1 million, an increase of approximately $2.4 million in prepaid expenses and other assets, a $7.7 million increase in net accounts receivable, and a $1.4 million decrease in deferred compensation payable.
     Cash flow from investing activities. For the six months ended June 30, 2008, cash used in our investing activities was approximately $14.6 million. This is a net result of a $5.3 million payment to the Burress shareholders related to the Section 338 tax election pursuant to the acquisition agreement (see note 3 to the condensed consolidated financial statements for further information) combined with purchases of rental and non-rental equipment totaling $80.2 million, which was partially offset by the proceeds from the sale of rental and non-rental equipment of approximately $70.9 million. For the six months ended June 30, 2007, cash used in our investing activities was approximately $14.0 million. This is a net result of purchases of rental and non-rental equipment of $69.8 million, which was partially offset by proceeds from the sale of rental and non-rental equipment totaling $55.8 million.
     Cash flow from financing activities. For the six months ended June 30, 2008, cash used in our financing activities was approximately $41.3 million. Our total borrowings during the period under our senior secured credit facility were $536.1 million and total payments under the senior secured credit facility in the same period were $544.1 million. We also purchased $33.1 million of treasury stock, which included $32.9 million of stock repurchases under the Company’s stock repurchase program as further described in note 7 to the condensed consolidated financial statements and Item 2 of this Quarterly Report on Form 10-Q, and made payments under our related party obligation of $0.2 million.
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
Cash Requirements Related to Operations
     Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our senior secured credit facility. Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In September 2007, we completed the Burress acquisition (see note 3 to the condensed consolidated financial statements for further information on this acquisition). In the future, we may pursue additional strategic acquisitions. In addition, we may use cash from working capital and/or borrowings under the senior secured credit facility to fund repurchases of the Company’s common stock pursuant to the Company’s stock repurchase program, under which we may purchase up to $100 million of the Company’s outstanding common stock. Under the terms of the stock repurchase program, as of June 30, 2008, we may purchase up to an additional $54.3 million of our common stock. In connection with the stock repurchase program, we amended our senior secured credit facility to allow such stock repurchase program, subject to certain restrictions. We anticipate that the above described uses will be the principal demands on our cash in the future.
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six months ended June 30, 2008 were $103.9 million, including $35.5 million of non-cash transfers from new and used equipment to rental fleet inventory, to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the six months ended June 30, 2008 were $11.7 million. We anticipate that our 2008 gross rental fleet capital expenditures will be used to replace the rental fleet equipment we anticipate selling during 2008. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash flow from operating activities and, if necessary, from borrowings under our senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Should we pursue any other strategic acquisitions during 2008, we may need to access available borrowings under our senior secured credit facility. As of August 4, 2008, we had $205.7 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future.
     We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the senior unsecured notes, and the senior secured credit facility, contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our earnings are affected by changes in interest rates due to the fact that interest on our amended senior secured credit facility is calculated based upon LIBOR plus 150 basis points as of June 30, 2008. At June 30, 2008, we had $112.6 million of outstanding borrowings under our senior secured credit facility. The interest rate in effect on those borrowings at June 30, 2008 was approximately 4.9%. A 1.0% increase in the effective interest rate on our outstanding borrowings at June 30, 2008 would increase our interest expense by approximately $1.1 million on an annualized basis. We do not have significant exposure to changing interest rates as of June 30, 2008 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
Item 4. Controls and Procedures.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
     Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     There have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2007, except the addition of the following risk factors:
Issues arising from the implementation of our new enterprise resource planning system could affect our operating results and ability to manage our business effectively.
     In the first quarter of 2008, we began the initial implementation phases of a new enterprise resource planning, or ERP, system to enhance operating efficiencies and provide more effective management of our business operations. Implementation of the new ERP system is expected to be completed in early 2010. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal control over financial reporting and ability to manage our business effectively. While the ERP system is intended to improve and enhance our information systems, large scale implementation of new information systems exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis. In addition, if we fail to implement the ERP system or fail to implement the ERP system successfully, we will continue to rely on our current ERP and other information systems. Further, if we were to discontinue and abandon the ERP system implementation before completion, costs incurred on the implementation that are currently included in Property and Equipment on the Company’s consolidated balance sheet and termination costs, if any, would be charged through operations, which could have a significant impact on our reported net earnings in the period recognized.
If our goodwill becomes impaired, we will be required to recognize a noncash charge which could negatively affect our results of operations and financial position.
     When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. At June 30, 2008, we had recorded goodwill of $58.9 million, which represented approximately 5.8% of our total assets. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test. As further discussed in note 4 to the condensed consolidated financial statements, we conducted an interim goodwill impairment test as of June 30, 2008, which resulted in no impairment charge. However, we may be required to recognize impairments in the future if there is a downward revision in the present value of our estimated future cash flows for a reporting unit resulting in an impairment of goodwill under FAS 142 and a noncash charge would be required. A downward revision in the present value of estimated future cash flows could be caused by a number of factors, including, among others, adverse changes in the business climate, negative industry or economic trends, decline in performance in our industry sector, decline in market multiples for competitors and a significant drop in our stock price. In addition, our estimates regarding future cash flows are inherently uncertain and changes in our underlying assumptions could materially affect the determination of fair value and/or goodwill impairment. We can provide no assurance that a material impairment charge will not occur in a future period. Such a charge could negatively affect our results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities
     The following table provides information with respect to the Company’s repurchases of its common stock during the three months ended June 30, 2008:

			Total Number of
	Total		Shares Purchased as	Approximate Dollar
	Number of	Average	Part of Publicly	Value That May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
	Purchased	per Share	Program(1)	Program(1)

April 1, 2008 to April 30, 2008	—	$—	—	$67,835,224
May 1, 2008 to May 31, 2008	148,207	$13.25	2,063,080	$65,871,222
June 1, 2008 to June 30, 2008	815,672	$14.23	2,878,752	$54,261,334

(1)	On November 8, 2007, our Board of Directors authorized a stock repurchase program, under which the Company may purchase, from time to time, in open market purchases at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of the Company’s outstanding common stock. See also note 7 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     During the quarter ended June 30, 2008, the following matters were submitted by the Company to a vote of its security holders at the 2008 Annual Meeting of the Stockholders of the Company held on June 3, 2008. The proposals and results of the vote on the proposals were as follows:
     (1) Election of seven members to our Board of Directors, each for a one-year term;

	For	Withheld

Mr. Bagley	33,159,236	1,155,465
Mr. Engquist	33,157,986	1,156,715
Mr. Alessi	33,646,688	668,013
Mr. Arnold	33,650,376	664,325
Mr. Bruckmann	33,158,698	1,156,003
Mr. Karlson	33,650,376	664,325
Mr. Sawyer	33,651,026	663,675
     (2) A proposal to ratify the appointment of BDO Seidman, LLP as our Independent Registered Public Accounting Firm;

For	34,236,822
Against	12,342
Abstain	65,537

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

H&E EQUIPMENT SERVICES, INC.
Dated: August 7, 2008	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2008	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).