Form 10-Q
period 2008-09-30
H&E Equipment Services, Inc.
filed 2008-11-06
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 000-51759

H&E Equipment Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	81-0553291 (I.R.S. Employer Identification No.)

11100 Mead Road, Suite 200 Baton Rouge, Louisiana (Address of Principal Executive Offices)	70816 (ZIP Code)
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
     Number of shares of common stock outstanding as of the close of business on November 4, 2008: 34,706,913

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
SEPTEMBER 30, 2008

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction activity in the markets where we operate in North America and, in particular, the conditions in our Mid-Atlantic, Southern California and Florida regions as well as the impact of the current conditions of the capital markets and its effect on construction activity and the economy in general;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our indebtedness;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and under Item IA – “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and Item 1A - “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash	$13,207	$14,762
Receivables, net of allowance for doubtful accounts of $4,648 and $4,413, respectively	143,023	151,148
Inventories, net of reserves for obsolescence of $989 and $992, respectively	120,199	143,789
Prepaid expenses and other assets	10,076	6,111
Rental equipment, net of accumulated depreciation of $202,131 and $186,630, respectively	582,347	577,628
Property and equipment, net of accumulated depreciation and amortization of $33,919 and $26,591, respectively	53,013	45,414
Deferred financing costs, net of accumulated amortization of $7,308 and $6,216, respectively	7,287	8,628
Intangible assets, net of accumulated amortization of $1,784 and $1,046, respectively	8,534	10,642
Goodwill	58,873	54,731

Total assets	$996,559	$1,012,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Amounts due on senior secured credit facility	$106,302	$120,553
Accounts payable	83,207	84,895
Manufacturer flooring plans payable	141,341	162,939
Accrued expenses payable and other liabilities	43,611	48,957
Related party obligation	215	413
Notes payable	1,966	1,987
Senior unsecured notes	250,000	250,000
Capital lease payable	2,328	2,411
Deferred income taxes	75,165	50,681
Deferred compensation payable	1,992	1,939

Total liabilities	706,127	724,775

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,288,389 and 38,192,094 shares issued at September 30, 2008 and December 31, 2007, respectively, and 34,706,913 and 37,467,848 shares outstanding at September 30, 2008 and December 31, 2007, respectively	383	382
Additional paid-in capital	206,936	205,937
Treasury stock at cost, 3,581,476 and 724,246 shares of common stock held at September 30, 2008 and December 31, 2007, respectively	(56,008)	(13,431)
Retained earnings	139,121	95,190

Total stockholders’ equity	290,432	288,078

Total liabilities and stockholders’ equity	$996,559	$1,012,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Equipment rentals	$78,181	$75,598	$224,626	$208,371
New equipment sales	97,797	94,675	274,135	240,910
Used equipment sales	39,873	44,503	128,436	110,190
Parts sales	30,951	26,716	89,112	73,803
Services revenues	18,333	16,877	52,651	46,599
Other	13,512	12,218	38,097	33,595

Total revenues	278,647	270,587	807,057	713,468

Cost of revenues:
Rental depreciation	26,362	24,468	78,838	68,132
Rental expense	12,514	11,173	36,460	33,802
New equipment sales	84,739	81,523	237,449	208,875
Used equipment sales	30,578	33,730	97,960	82,604
Parts sales	21,809	18,895	62,815	52,224
Services revenues	6,592	6,131	19,016	16,899
Other	13,556	10,768	38,735	30,112

Total cost of revenues	196,150	186,688	571,273	492,648

Gross profit	82,497	83,899	235,784	220,820

Selling, general and administrative expenses	45,556	41,609	138,097	117,124
Gain on sales of property and equipment, net	219	97	515	444

Income from operations	37,160	42,387	98,202	104,140

Other income (expense):
Interest expense	(9,495)	(9,007)	(29,193)	(26,597)
Loss on early extinguishment of debt	—	(325)	—	(325)
Other, net	250	293	731	816

Total other expense, net	(9,245)	(9,039)	(28,462)	(26,106)

Income before provision for income taxes	27,915	33,348	69,740	78,034
Provision for income taxes	10,311	13,154	25,809	30,480

Net income	$17,604	$20,194	$43,931	$47,554

Net income per common share:
Basic	$0.50	$0.53	$1.22	$1.25

Diluted	$0.50	$0.53	$1.22	$1.25

Weighted average common shares outstanding:
Basic	35,075	38,095	35,912	38,090

Diluted	35,090	38,095	35,918	38,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$43,931	$47,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	8,329	6,110
Depreciation on rental equipment	78,838	68,132
Amortization of loan discounts and deferred financing costs	1,093	1,019
Amortization of intangible assets	2,108	270
Provision for losses on accounts receivable	1,743	1,712
Provision for inventory obsolescence	39	61
Provision for deferred income taxes	24,484	28,897
Stock-based compensation expense	1,043	938
Loss on early extinguishment of debt	—	325
Gain on sales of property and equipment, net	(515)	(444)
Gain on sales of rental equipment, net	(28,121)	(25,594)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	7,792	(32,498)
Inventories, net	(17,817)	(53,719)
Prepaid expenses and other assets	(3,807)	(1,963)
Accounts payable	(1,688)	38,684
Manufacturer flooring plans payable	(21,598)	(7,317)
Accrued expenses payable and other liabilities	(308)	5,817
Deferred compensation payable	53	(1,368)

Net cash provided by operating activities	95,599	76,616

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,461)	(99,848)
Purchases of property and equipment	(16,526)	(12,325)
Purchases of rental equipment	(113,316)	(128,202)
Proceeds from sales of property and equipment	1,113	651
Proceeds from sales of rental equipment	99,237	91,626

Net cash used in investing activities	(39,953)	(148,098)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	(44)	44
Purchases of treasury stock	(42,577)	(432)
Borrowings on senior secured credit facility	810,223	754,616
Payments on senior secured credit facility	(824,474)	(681,964)
Principal payment of senior secured notes	—	(4,478)
Principal payment of senior subordinated notes	—	(278)
Payments of deferred financing costs	—	(547)
Payments of related party obligation	(225)	(225)
Payments of capital lease obligation	(83)	(2,280)
Principal payments on notes payable	(21)	(361)

Net cash provided by (used in) financing activities	(57,201)	64,095

Net decrease in cash	(1,555)	(7,387)
Cash, beginning of period	14,762	9,303

Cash, end of period	$13,207	$1,916

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$41,357	$59,324

Capital lease obligation incurred	$—	$4,698

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,386	$28,594

Income taxes, net of refunds received	$1,659	$1,873

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2007, from which the balance sheet amounts as of December 31, 2007 included herein were derived.
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
     Consistent with our historical financial reporting, to the extent we generate or incur interest income, interest expense or penalties related to unrecognized income tax benefits, such items are recorded in “Other income or expense” in our consolidated statement of operations. We did not generate or incur any income tax related interest income, interest expense or penalties related to FIN 48 for the three and nine month periods ended September 30, 2008 or 2007.
     As of January 1, 2007, the adoption date, we had an unrecognized tax benefit of $6.2 million. The net impact of recording this liability was a reclass between deferred income tax liabilities and deferred income tax assets, resulting in no adjustment to retained earnings. If recognized, there would be no impact to our effective income tax rate. There was no change in the unrecognized tax benefit during the 2007 fiscal year ended December 31, 2007 or during the three and nine month periods ended September 30, 2008. At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months related to FIN 48.
     Our U.S. federal tax returns for 2005 and subsequent years remain open to potential examination by tax authorities. The Company is currently under a limited scope examination by the Internal Revenue Service (the “IRS”) for the Company’s 2006 Federal Tax Return. We currently do not expect any material adjustments as a result of the IRS examination. We are also open to potential examination in various state jurisdictions for 2003 and subsequent years.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No.157” (“FSP 157-2”). FSP 157-2 delays the effective date of FAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All valuation adjustments pursuant to FAS 157 are to be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which FAS 157 is initially applied. We adopted the provisions of FAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of FAS 157 did not have a material effect on our financial position or results of operations. We are currently evaluating the impact that FAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 provides an entity the option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. On January 1, 2008, we adopted the provisions of FAS 159. We did not elect to measure any financial instruments or any other items at fair value as permitted by FAS 159 and consequently, the adoption of FAS 159 did not have a material effect on our financial position or results of operations.
     Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces Statement of Financial Accounting Standards No. 141 (“FAS 141”). This Statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations. FAS 141R also establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the impact FAS 141R will have upon adoption on our accounting for acquisitions. However, previously any changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed. Additionally, under FAS 141R, transaction related expenses, which were previously capitalized as direct costs of the acquisition, will be expensed as incurred as transaction costs are not considered an element of the fair value of the company acquired under the new guidance. Depending upon the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to our results of operations under FAS 141R.
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
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of FAS 162 to have a material impact on our financial statements.
(3) Acquisitions
     We completed, effective as of September 1, 2007, and funded on September 4, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”) for an estimated total consideration of approximately $149.6 million, consisting of cash paid of $108.3 million, liabilities assumed of $38.9 million and transaction costs of approximately $2.4 million. The Burress purchase price was funded from available cash on hand and borrowings under our senior secured credit facility. Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States. We had no material relationship with Burress prior to the acquisition. The name of Burress was changed to H&E Equipment Services (Mid-Atlantic), Inc., effective September 4, 2007. This acquisition marks our initial entry into three of the four Mid-Atlantic states that Burress operates in and is consistent with our business strategy.
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
     The following table summarizes the final purchase price allocation of the Burress acquisition based on estimated fair values of the Burress assets acquired and liabilities assumed on September 1, 2007 (amounts in thousands):

Receivables	$15,833
Inventories	23,740
Rental equipment	62,354
Property and equipment	7,277
Prepaid expenses and other assets	382
Intangible assets (a)	11,688
Goodwill	28,300
Accounts payable	(8,758)
Manufacturer flooring plans payable	(19,787)
Accrued expenses payable and other liabilities	(5,693)
Capital leases (b)	(4,698)

Net assets acquired (c)	$110,638

(a)	Amount represents certain intangible assets acquired relating to the Burress acquisition. See note 4 to the condensed consolidated financial statements for further details regarding these intangible assets.

(b)	Represents the present value of our obligations under various capital leases assumed on the date of acquisition. Subsequent to the acquisition date and during our third quarter ended September 30, 2007, we paid approximately $3.2 million to purchase

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

all vehicles previously held under capital leases. The accompanying condensed consolidated balance sheets reflect the incremental cost basis of the vehicles, net of accumulated depreciation, from the lease buyouts in property and equipment and appropriately reflect no obligation under those vehicle leases. Additionally, Burress previously leased four branch facility locations under capital leases. On August 31, 2007, three of those capital leases related to Burress branch facility locations were amended and these amendments resulted in a lease classification change, pursuant to Statement on Financial Accounting Standard No. 13, “Accounting for Leases,” from capital leases to operating leases as of September 1, 2007, the acquisition date. Therefore, the accompanying condensed consolidated balance sheet as of September 30, 2008 reflects the one remaining capital lease obligation on a Burress branch facility for approximately $2.3 million.

(c)	The net assets acquired of $110.6 million in the above final purchase price allocation represents an increase of approximately $5.1 million from the net assets acquired of $105.5 million as previously disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2008. The $5.1 million third quarter increase in the net assets acquired represents, as previously disclosed, the amount due the Burress shareholders as of June 30, 2008, which was paid during the three month period ended September 30, 2008, related to Hitachi equipment and parts inventories returned by the Company to John Deere or their designated Hitachi dealerships as discussed above. These amounts were previously withheld from the seller’s proceeds on the acquisition date pending acceptance from John Deere for the returned equipment and parts and agreement by the Company and the Burress shareholders of the amounts owed.
(4) Goodwill and Intangible Assets
Goodwill
     The change in the carrying amount of goodwill for each of our reporting units for the nine months ended September 30, 2008 is as follows (amounts in thousands):

	Balance at		Balance at
	December 31,		September
Reporting Unit	2007	Additions	30, 2008
Equipment Rentals Component 1	$8,972	$—	$8,972
Equipment Rentals Component 2	19,213	1,214	20,427
New Equipment Sales	7,828	939	8,767
Used Equipment Sales	6,113	599	6,712
Parts Sales	6,125	755	6,880
Service Revenues	6,480	635	7,115

Totals	$54,731	$4,142	$58,873

     The additions above are a result of adjustments to the Burress purchase price allocation related to the Burress acquisition since December 31, 2007 (see note 3 to the condensed consolidated financial statements for further information regarding the Burress acquisition and related purchase price allocation).
     We review the valuation of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under the provisions of FAS 142, goodwill is required to be tested for impairment annually in lieu of being amortized. Our annual goodwill impairment testing date is October 1. Goodwill is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As more fully discussed in note 4 to our Form 10-Q for the three months ended June 30, 2008, we performed an interim goodwill impairment test as of June 30, 2008, which resulted in no impairment charge for any of our six reporting units.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Intangible Assets
     The gross carrying value and accumulated amortization of the major classes of intangible assets are as follows (amounts in thousands):

		Weighted-
		Average
	Gross	Amortization	Balances at September 30, 2008
	Carrying	Period (in	Accumulated	Net Carrying
Acquired Intangible Asset	Amount	Years)	Amortization	Amount
Trade name	$1,370	1.0	$1,370	$—
Non-compete agreements	788	4.0	213	575
Customer relationships	9,530	6.0	1,571	7,959

Total	$11,688	5.3	$3,154	$8,534

     Amortization expense for the trade name intangible asset and the non-compete agreements is computed over the estimated useful life of the intangible assets acquired on a straight-line basis. Amortization expense for the customer relationships intangible asset is computed over the estimated useful life of the asset acquired based on the relative annual contribution to estimated Adjusted Earnings Before Interest, Taxes and Amortization. Amortization expense on the above intangible assets for the three and nine month periods ended September 30, 2008 was approximately $0.6 million and $2.1 million, respectively, compared to $0.3 million for the same periods last year. Last year’s expense includes one month of amortization from the acquisition date, September 1, 2007.
(5) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2008 (amounts in thousands, except share data):

	Common Stock
			Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2007	38,192,094	$382	$205,937	$(13,431)	$95,190	$288,078
Stock-based compensation	—	—	1,043	—	—	1,043
Income tax deficiency from stock-based compensation	—	—	(44)	—	—	(44)
Surrender of 13,436 shares(1)	—	—	—	(215)	—	(215)
Repurchases of 2,843,794 shares of common stock(2)	—	—	—	(42,362)	—	(42,362)
Issuance of common stock(3)	96,295	1	—	—	—	1
Net income	—	—	—	—	43,931	43,931

Balances at September 30, 2008	38,288,389	$383	$206,936	$(56,008)	$139,121	$290,432

(1)	On February 22, 2008, 40,650 shares of non-vested stock that were issued in 2006 subsequently vested pursuant to the terms of the respective grant agreements. In accordance with the provisions of our 2006 Stock-Based Incentive Compensation Plan, holders of those vested shares returned 13,436 shares of common stock to the Company as payment for their respective employee withholding taxes. This resulted in the recognition of Treasury Stock for those 13,436 shares.

(2)	On November 8, 2007, the Company announced that our Board of Directors authorized a stock repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of the Company’s outstanding common stock. See also note 7 to the condensed consolidated financial statements for further information on our stock repurchase program.

(3)	See also note 6 to the condensed consolidated financial statements regarding 2008 stock award grants.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(6) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised) (“FAS 123(R)”) “Share-Based Payment.” Under the provisions of FAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,328,363 shares as of September 30, 2008.
Non-vested Stock
     The following table summarizes our non-vested stock activity for the nine months ended September 30, 2008:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested stock at December 31, 2007	81,300	$24.60
Granted	96,295	$12.02
Vested	(40,650)	$24.60
Forfeited	—	—

Non-vested stock at September 30, 2008	136,945	$15.75

     As shown above, we issued non-vested stock grants for 96,295 shares on June 30, 2008. Compensation expense was determined based on the $12.02 market price of our common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of September 30, 2008, we have unrecognized compensation expense of approximately $1.4 million related to non-vested stock. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine month periods ended September 30, 2008 and 2007 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Compensation expense	$344	$250	$845	$750
Stock Options
     At September 30, 2008, there was $0.1 million of unrecognized compensation expense related to stock option awards that are expected to be recognized over a weighted-average period of 0.8 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine month periods ended September 30, 2008 and 2007 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Compensation expense	$68	$67	$198	$188

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table represents stock option activity for the nine months ended September 30, 2008:

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	in Years
Outstanding options at December 31, 2007	51,000	$24.80	8.3
Granted	—	—	—
Exercised	—	—	—
Canceled, forfeited or expired	—	—	—

Outstanding options at September 30, 2008	51,000	$24.80	7.6

Options exercisable at September 30, 2008	32,000	$24.70	7.5

     The closing price of our common stock on September 30, 2008 was $9.66. All options outstanding at September 30, 2008 have grant date fair values which exceed the September 30, 2008 closing stock price.
     The following table summarizes non-vested stock option activity for the nine months ended September 30, 2008:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock options at December 31, 2007	36,000	$24.88
Granted	—	—
Vested	(17,000)	$24.80
Forfeited	—	—

Non-vested stock options at September 30, 2008	19,000	$24.95

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
     During the nine month period ended September 30, 2008, we repurchased 2,843,794 shares of our common stock totaling approximately $42.4 million (including trade commissions of approximately $0.1 million) under the stock repurchase program. Purchases of our common stock are accounted for as treasury stock in the accompanying condensed consolidated balance sheets using the cost method. Repurchased stock is included in authorized shares, but is not included in shares outstanding.
(8) Earnings per Share
     Earnings per share of common stock for the three and nine month periods ended September 30, 2008 and 2007 are based on the weighted average number of shares of common stock outstanding during the respective periods. The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2008 and 2007 (amounts in thousands, except per share amounts):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic net income per share:
Net income	$17,604	$20,194	$43,931	$47,554
Weighted average number of shares of common stock outstanding	35,075	38,095	35,912	38,090

Net income per share of common stock – basic	$0.50	$0.53	$1.22	$1.25

Diluted net income per share:
Net income	$17,604	$20,194	$43,931	$47,554
Weighted average number of shares of common stock outstanding	35,075	38,095	35,912	38,090
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested stock	15	—	6	—

Weighted average number of shares of common stock outstanding – diluted	35,090	38,095	35,918	38,090

Net income per share of common stock – diluted	$0.50	$0.53	$1.22	$1.25

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	132	51	132

Non-vested restricted stock	96	—	32	41

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
     At September 30, 2008, the interest rate on the senior secured credit facility was LIBOR plus 125 basis points, or 4.31%. The senior secured credit facility is senior to all other outstanding debt, secured by substantially all the assets of the Company and is guaranteed by the Company’s domestic subsidiaries (see note 11 to the condensed consolidated financial statements). The balance outstanding on the senior secured credit facility as of September 30, 2008 was approximately $106.3 million. Additional borrowings available under the terms of the senior secured credit facility as of September 30, 2008, net of $7.0 million of standby letters of credit outstanding, totaled $206.7 million. The average interest rate on our outstanding net borrowings during the nine month period ended September 30, 2008 was approximately 4.90%. As of September 30, 2008, we were in compliance with our financial covenant under the senior secured credit facility. As of November 4, 2008, we had $207.4 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     We do not compile discrete financial information by segments other than the information presented below. The following tables present information about our reportable segments (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Equipment rentals	$78,181	$75,598	$224,626	$208,371
New equipment sales	97,797	94,675	274,135	240,910
Used equipment sales	39,873	44,503	128,436	110,190
Parts sales	30,951	26,716	89,112	73,803
Services revenues	18,333	16,877	52,651	46,599

Total segmented revenues	265,135	258,369	768,960	679,873
Non-segmented revenues	13,512	12,218	38,097	33,595

Total revenues	$278,647	$270,587	$807,057	$713,468

Gross Profit:
Equipment rentals	$39,305	$39,957	$109,328	$106,437
New equipment sales	13,058	13,152	36,686	32,035
Used equipment sales	9,295	10,773	30,476	27,586
Parts sales	9,142	7,821	26,297	21,579
Services revenues	11,741	10,746	33,635	29,700

Total segmented gross profit	82,541	82,449	236,422	217,337
Non-segmented gross profit (loss)	(44)	1,450	(638)	3,483

Total gross profit	$82,497	$83,899	$235,784	$220,820

	Balances at
	September 30,	December 31,
	2008	2007
Segment identified assets:
Equipment sales	$95,766	$117,920
Equipment rentals	582,347	577,628
Parts and services	24,433	25,869

Total segment identified assets	702,546	721,417
Non-segment identified assets	294,013	291,436

Total assets	$996,559	$1,012,853

     The Company operates primarily in the United States and our sales to international customers for the three and nine month periods ended September 30, 2008 were 4.9% and 4.3%, respectively, of total revenues compared to 1.7% and 1.2% for the three and nine month periods ended September 30, 2007. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Assets:
Cash	$13,124	$83	$—	$13,207
Receivables, net	117,825	25,198	—	143,023
Inventories, net	85,673	34,526	—	120,199
Prepaid expenses and other assets	9,935	141	—	10,076
Rental equipment, net	480,115	102,232	—	582,347
Property and equipment, net	40,078	12,935	—	53,013
Deferred financing costs, net	7,287	—	—	7,287
Intangible assets, net	—	8,534	—	8,534
Investment in guarantor subsidiaries	9,334	—	(9,334)	—
Goodwill	8,571	50,302	—	58,873

Total assets	$771,942	$233,951	$(9,334)	$996,559

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$106,302	$—	$—	$106,302
Accounts payable	83,995	(788)	—	83,207
Manufacturer flooring plans payable	141,341	—	—	141,341
Accrued expenses payable and other liabilities	42,285	1,326	—	43,611
Intercompany balances	(221,023)	221,023	—	—
Related party obligation	215	—	—	215
Notes payable	1,238	728	—	1,966
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,328	—	2,328
Deferred income taxes	75,165	—	—	75,165
Deferred compensation payable	1,992	—	—	1,992

Total liabilities	481,510	224,617	—	706,127
Stockholders’ equity	290,432	9,334	(9,334)	290,432

Total liabilities and stockholders’ equity	$771,942	$233,951	$(9,334)	$996,559

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$65,090	$13,091	$—	$78,181
New equipment sales	75,500	22,297	—	97,797
Used equipment sales	30,953	8,920	—	39,873
Parts sales	25,426	5,525	—	30,951
Services revenues	15,707	2,626	—	18,333
Other	11,310	2,202	—	13,512

Total revenues	223,986	54,661	—	278,647

Cost of revenues:
Rental depreciation	21,496	4,866	—	26,362
Rental expense	10,228	2,286	—	12,514
New equipment sales	65,335	19,404	—	84,739
Used equipment sales	22,989	7,589	—	30,578
Parts sales	17,812	3,997	—	21,809
Services revenues	5,701	891	—	6,592
Other	10,737	2,819	—	13,556

Total cost of revenues	154,298	41,852	—	196,150

Gross profit (loss):
Equipment rentals	33,366	5,939	—	39,305
New equipment sales	10,165	2,893	—	13,058
Used equipment sales	7,964	1,331	—	9,295
Parts sales	7,614	1,528	—	9,142
Services revenues	10,006	1,735	—	11,741
Other	573	(617)	—	(44)

Gross profit	69,688	12,809	—	82,497

Selling, general and administrative expenses	35,291	10,265	—	45,556
Equity in loss of guarantor subsidiaries	(512)	—	512	—
Gain on sales of property and equipment, net	182	37	—	219

Income from operations	34,067	2,581	512	37,160

Other income (expense):
Interest expense	(6,365)	(3,130)	—	(9,495)
Other, net	213	37	—	250

Total other expense, net	(6,152)	(3,093)	—	(9,245)

Income (loss) before provision for income taxes	27,915	(512)	512	27,915
Provision for income taxes	10,311	—	—	10,311

Net income (loss)	$17,604	$(512)	$512	$17,604

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

Gross profit (loss):
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$191,246	$33,380	$—	$224,626
New equipment sales	216,000	58,135	—	274,135
Used equipment sales	99,730	28,706	—	128,436
Parts sales	72,456	16,656	—	89,112
Services revenues	45,172	7,479	—	52,651
Other	32,135	5,962	—	38,097

Total revenues	656,739	150,318	—	807,057

Cost of revenues:
Rental depreciation	64,520	14,318	—	78,838
Rental expense	30,249	6,211	—	36,460
New equipment sales	186,967	50,482	—	237,449
Used equipment sales	73,092	24,868	—	97,960
Parts sales	50,934	11,881	—	62,815
Services revenues	16,386	2,630	—	19,016
Other	31,120	7,615	—	38,735

Total cost of revenues	453,268	118,005	—	571,273

Gross profit (loss):
Equipment rentals	96,477	12,851	—	109,328
New equipment sales	29,033	7,653	—	36,686
Used equipment sales	26,638	3,838	—	30,476
Parts sales	21,522	4,775	—	26,297
Services revenues	28,786	4,849	—	33,635
Other	1,015	(1,653)	—	(638)

Gross profit	203,471	32,313	—	235,784

Selling, general and administrative expenses	110,593	27,504	—	138,097
Equity in loss of guarantor subsidiaries	(4,692)	—	4,692	—
Gain on sales of property and equipment, net	404	111	—	515

Income from operations	88,590	4,920	4,692	98,202

Other income (expense):
Interest expense	(19,492)	(9,701)	—	(29,193)
Other, net	642	89	—	731

Total other expense, net	(18,850)	(9,612)	—	(28,462)

Income (loss) before provision for income taxes	69,740	(4,692)	4,692	69,740
Provision for income taxes	25,809	—	—	25,809

Net income (loss)	$43,931	$(4,692)	$4,692	$43,931

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

Gross profit (loss):
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$43,931	$(4,692)	$4,692	$43,931
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	6,214	2,115	—	8,329
Depreciation on rental equipment	64,520	14,318	—	78,838
Amortization of loan discounts and deferred financing costs	1,093	—	—	1,093
Amortization of intangible assets	10,642	(8,534)	—	2,108
Provision for losses on accounts receivable	1,743	—	—	1,743
Provision for inventory obsolescence	39	—	—	39
Provision for deferred income taxes	24,484	—	—	24,484
Stock-based compensation expense	1,043	—	—	1,043
Gain on sales of property and equipment, net	(404)	(111)	—	(515)
Gain on sales of rental equipment, net	(24,685)	(3,436)	—	(28,121)
Equity in loss of guarantor subsidiaries	4,692	—	(4,692)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	11,517	(3,725)	—	7,792
Inventories, net	20,816	(38,633)	—	(17,817)
Prepaid expenses and other assets	(4,159)	352	—	(3,807)
Accounts payable	318	(2,006)	—	(1,688)
Manufacturer flooring plans payable	(15,596)	(6,002)	—	(21,598)
Accrued expenses payable and other liabilities	(3,290)	2,982	—	(308)
Intercompany balances	(6,659)	6,659	—	—
Deferred compensation payable	53	—	—	53

Net cash provided by (used in) operating activities	136,312	(40,713)	—	95,599

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(10,461)	—	(10,461)
Purchases of property and equipment	(15,253)	(1,273)	—	(16,526)
Purchases of rental equipment	(132,960)	19,644	—	(113,316)
Proceeds from sales of property and equipment	922	191	—	1,113
Proceeds from sales of rental equipment	78,859	20,378	—	99,237

Net cash provided by (used in) investing activities	(68,432)	28,479	—	(39,953)

Cash flows from financing activities:
Tax deficiencies from stock-based awards	(44)	—	—	(44)
Purchase of treasury stock	(42,577)	—	—	(42,577)
Borrowings on senior secured credit facility	810,223	—	—	810,223
Payments on senior secured credit facility	(834,126)	9,652	—	(824,474)
Payments of related party obligation	(225)	—	—	(225)
Payments on capital lease obligations	—	(83)	—	(83)
Principal payments of notes payable	(12)	(9)	—	(21)

Net cash provided by (used in) financing activities	(66,761)	9,560	—	(57,201)

Net increase (decrease) in cash	1,119	(2,674)	—	(1,555)
Cash, beginning of period	12,005	2,757	—	14,762

Cash, end of period	$13,124	$83	$—	$13,207

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$47,554	$626	$(626)	$47,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	5,252	858	—	6,110
Depreciation on rental equipment	58,222	9,910	—	68,132
Amortization of loan discounts and deferred financing costs	(34,373)	35,392	—	1,019
Amortization of intangible assets	270	—	—	270
Provision for losses on accounts receivable	1,648	64	—	1,712
Provision for inventory obsolescence	61	—	—	61
Provision for deferred income taxes	28,897	—	—	28,897
Stock-based compensation expense	938	—	—	938
Loss on early extinguishment of debt	325	—	—	325
Gain on sales of property and equipment, net	(193)	(251)	—	(444)
Gain on sales of rental equipment, net	(23,355)	(2,239)	—	(25,594)
Equity in earnings of guarantor subsidiaries	(626)	—	626	—
Changes in operating assets and liabilities:
Receivables, net	(38,769)	6,271	—	(32,498)
Inventories, net	(25,515)	(28,204)	—	(53,719)
Prepaid expenses and other assets	(1,787)	(176)	—	(1,963)
Accounts payable	43,591	(4,907)	—	38,684
Manufacturer flooring plans payable	(4,788)	(2,529)	—	(7,317)
Accrued expenses payable and other liabilities	10,038	(4,221)	—	5,817
Intercompany balances	(92,779)	92,779	—	—
Deferred compensation payable	(1,368)	—	—	(1,368)

Net cash provided by (used in) operating activities	(26,757)	103,373	—	76,616

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(99,848)	—	(99,848)
Purchases of property and equipment	(9,330)	(2,995)	—	(12,325)
Purchases of rental equipment	(128,553)	351	—	(128,202)
Proceeds from sales of property and equipment	306	345	—	651
Proceeds from sales of rental equipment	82,444	9,182	—	91,626

Net cash used in investing activities	(55,133)	(92,965)	—	(148,098)

Cash flows from financing activities:
Excess tax benefits from stock-based awards	44	—	—	44
Purchases of treasury stock	(432)	—	—	(432)
Borrowings on senior secured credit facility	754,616	—	—	754,616
Payments on senior secured credit facility	(672,583)	(9,381)	—	(681,964)
Principal payment of senior secured notes	(4,478)	—	—	(4,478)
Principal payment of senior subordinated notes	(278)	—	—	(278)
Payments of deferred financing costs	(547)	—	—	(547)
Payments of related party obligation	(225)	—	—	(225)
Payments on capital lease obligations	—	(2,280)	—	(2,280)
Principal payments of notes payable	(353)	(8)	—	(361)

Net cash provided by (used in) financing activities	75,764	(11,669)	—	64,095

Net decrease in cash	(6,126)	(1,261)	—	(7,387)
Cash, beginning of period	9,214	89	—	9,303

Cash, end of period	$3,088	$(1,172)	$—	$1,916

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2008, and its results of operations for the three and nine month periods ended September 30, 2008, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     As of November 4, 2008, we operated 64 full-service facilities in 21 states throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine months ended September 30, 2008, approximately 27.8% of our total revenues were attributable to equipment rentals, 34.0% of our total revenues were attributable to new equipment sales, 15.9% were attributable to used equipment sales, 11.0% were attributable to parts sales, 6.5% were attributable to our services revenues and 4.8% were attributable to non-segmented other revenues.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine months ended September 30, 2008, our total cost of revenues was $571.3 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine months ended September 30, 2008, our selling, general and administrative expenses were $138.1 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of income are not generally allocated to our reportable segments.
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
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Net rental fleet as shown on our condensed consolidated balance sheet at September 30, 2008 was $582.3 million, or 58.4% of our total assets. Our rental fleet, as of September 30, 2008, consisted of approximately 19,367 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of $806.3 million. As of September 30, 2008, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	13,924	71.9%	$470.4	58.4%	34.5
Cranes	450	2.3%	101.1	12.5%	30.7
Earthmoving	1,696	8.8%	158.3	19.6%	19.5
Industrial Lift Trucks	1,373	7.1%	44.2	5.5%	28.3
Other	1,924	9.9%	32.3	4.0%	20.0

Total	19,367	100.0%	$806.3	100.0%	31.2

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. On average, the average age of our rental fleet equipment decreased by 0.6 months during the nine months ended September 30, 2008. The original acquisition cost of our overall gross rental fleet increased, through the normal course of business activities, by $3.1 million during the nine months ended September 30, 2008. Excluding the impact of Burress, average rental rates for the nine month period ended September 30, 2008 were 2.1% lower than the comparable period last year. The rental equipment mix among our four core product lines remained largely consistent with that of prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost. As a result of our in-house service capabilities and extensive maintenance program, we believe our rental fleet is well-maintained.
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
•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures. Additionally, our business may be impacted by the availability of credit which could affect our customers’ ability to obtain suitable financing.

•	Economic downturns. The demand for our products is dependent on the general economy, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries can cause demand for our products to materially decrease.

•	Adverse weather. Adverse weather in any geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. The adverse weather also has a seasonal impact in parts of our Intermountain region, primarily in the winter months.
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
     Our operating results for the three and nine month periods ended September 30, 2008 and 2007 include the operating results of Burress since the date of acquisition, September 1, 2007. Therefore, our operating results for the three and nine month periods ended September 30, 2008 include a full three and nine months of Burress operations, respectively, while our operating results for the three and nine month periods ended September 30, 2007 each include Burress operations for the one month of September 2007.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     Revenues.

				Total
	Three Months Ended		Total Dollar	Percentage
	September 30,		Change	Change
	2008	2007	Incr/(Decr)	Incr/(Decr)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$78,181	$75,598	$2,583	3.4%
New equipment sales	97.797	94,675	3,122	3.3%
Used equipment sales	39,873	44,503	(4,630)	(10.4)%
Parts sales	30,951	26,716	4,235	15.9%
Services revenues	18,333	16,877	1,456	8.6%
Non-Segmented revenues	13,512	12,218	1,294	10.6%

Total revenues	$278,647	$270,587	$8,060	3.0%

     Total Revenues. Our total revenues were $278.6 million for the three months ended September 30, 2008 compared to $270.6 million for the same period in 2007, an increase of approximately $8.0 million, or 3.0%. Total revenues related to Burress in the current year three month period were $38.8 million compared to $10.1 million for the month of September 2007. Revenues for all of our reportable segments are further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended September 30, 2008 increased $2.6 million, or 3.4%, to $78.2 million from $75.6 million for the same three month period in 2007. Total equipment rental revenues for the current year three month period related to Burress were $4.5 million compared to $1.3 million for the month of September 2007.
     The $2.6 million increase in total rental revenues is the net result of a $3.0 million increase in earthmoving equipment rentals, a $1.0 million increase in crane rentals, a $0.1 million increase in lift truck rentals and decreases in aerial work platform and other rentals of $1.3 million and $0.2 million, respectively. The increase in earthmoving equipment rental revenues is substantially due to the comparative impact of a full three months of Burress rentals in the current year compared to one month last year, while the increase in crane rental revenues reflects an increase in demand combined with the comparative impact of Burress. The $1.3 million decrease in aerial work platform rentals reflects lower demand in our aerial work platform markets, particularly in our Southern California and Florida regions.
     Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the three months ended September 30, 2008 was approximately 38.8% compared to 41.9% for the same period last year, a decrease of approximately 3.1%. Excluding Burress, our rental equipment dollar utilization for the three months ended September 30, 2008 and 2007 was 39.9% and 42.7%, respectively, a decrease of 2.8%. The decrease in comparative rental equipment dollar utilization (exclusive of Burress) is primarily the result of a 2.0% decrease (exclusive of Burress) in average rental rates for the comparative periods and lower time utilization (see discussion below), combined with the impact of Burress rental operations. As discussed in note 3 to the condensed consolidated financial statements, Burress, at the time of acquisition, operated primarily as a distributor and had insignificant rental operations. During 2008, we began to integrate our rental operations into the Burress business, which has expectedly resulted in lower average rental rates and lower rental equipment time utilization when compared to the Company exclusive of Burress. We expect Burress’ rental rates and margins to continue to normalize over the next 12 to 18 months and more closely mirror the Company’s rates and margins as our business model is fully integrated into Burress operations.
     Rental equipment time utilization (equipment usage based on customer demand) was 67.4% for the current year period compared to 70.7% last year, a decrease of 3.3%, which is primarily the result of a decrease in aerial work platform and earthmoving equipment rental demand.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended September 30, 2008 increased $3.1 million, or 3.3%, to $97.8 million from $94.7 million for the comparable period in 2007. Total new equipment sales revenues for the current year three month period related to Burress were $20.5 million compared to $3.1 million for the month of September 2007.
     Sales of new cranes increased $4.1 million, sales of new lift trucks increased $1.9 million and sales of other new equipment increased $0.2 million. The increase in new crane sales is the result of the impact of a full three months of Burress new equipment sales in the current year compared to one month last year, which was offset by lower crane sales at our existing operations, which were negatively impacted by the availability of new cranes from the manufacturer. The increase in new lift truck sales reflects increased demand. Aerial work platform sales decreased $1.9 million and new earthmoving equipment sales decreased $1.2 million, reflecting lower product demand.
     Used Equipment Sales Revenues. Our used equipment sales decreased $4.6 million, or 10.4%, to $39.9 million for the three months ended September 30, 2008, from $44.5 million for the same period in 2007. Burress used equipment sales for the current year three month period were $6.4 million compared to $2.9 million for the month of September 2007.
     Sales of used cranes decreased $2.0 million, while sales of used earthmoving equipment and used other equipment decreased $1.0 million and $0.5 million, respectively. Sales of used aerial work platform equipment decreased $1.4 million. These decreases generally reflect lower used equipment demand with the exception of used cranes, sales of which were controlled by the Company to maintain adequate crane fleet available for rent. Lift truck used equipment sales increased $0.3 million, reflecting the comparative impact of Burress sales operations.
     Parts Sales Revenues. Our parts sales increased $4.2 million, or 15.9%, to approximately $30.9 million for the three months ended September 30, 2008 from $26.7 million in 2007. Total parts sales revenues for the current year three month period related to Burress were $4.4 million compared to $1.8 million for the month of September 2007. The remaining increase was primarily attributable to increased customer demand.
     Services Revenues. Our services revenues for the three months ended September 30, 2008 increased approximately $1.4 million, or 8.6%, to $18.3 million from $16.9 million for the same period last year. Total services revenues for the current year three month period related to Burress were $2.0 million compared to approximately $0.9 million for the month of September 2007. The remaining increase is due to an increase in customer demand.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended September 30, 2008, our non-segmented other revenues increased $1.3 million, or 10.6%, to $13.5 million from $12.2 million for the same period last year. Total non-segmented other revenues for the current year three month period related to Burress were $0.9 million compared to $0.1 million for the month of September 2007. The remaining increase is primarily due to an increase in the volume in these services in conjunction with our primary business activities.
     Gross Profit.

				Total
	Three Months Ended		Total Dollar	Percentage
	September 30,		Change	Change
	2008	2007	Incr/(Decr)	Incr/(Decr)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$39,305	$39,957	$(652)	(1.6)%
New equipment sales	13,058	13,152	(94)	(0.7)%
Used equipment sales	9,295	10,773	(1,478)	(13.7)%
Parts sales	9,142	7,821	1,321	16.9%
Services revenues	11,741	10,746	995	9.3%
Non-Segmented gross profit	(44)	1,450	(1,494)	(103.0)%

Total gross profit	$82,497	$83,899	$(1,402)	(1.7)%

     Total Gross Profit. Our total gross profit was $82.5 million for the three months ended September 30, 2008 compared to $83.9 million for the three months ended September 30, 2007, a decrease of $1.4 million, or 1.7%. Total gross profit related to Burress for the current year three month period was $6.5 million compared to $2.3 million for the month of September 2007. Total gross profit margin for the three months ended September 30, 2008 was 29.6%, a decrease of 1.4% from the 31.0% gross profit margin for the same three month period in 2007. Total gross profit margin in the current year three month period related to Burress was 16.9% compared to 22.4% in the same period last year. Gross profit margin for all reportable segments is further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended September 30, 2008 decreased approximately $0.7 million, or 1.6%, to $39.3 million from $40.0 million in the same period in 2007. Gross profit from Burress rental operations in the current year three month period was $1.1 million compared to $0.4 million for the month of September 2007.

     The decrease in equipment rentals gross profit results from a $2.6 million increase in rental revenues, which was offset by a $1.4 million net increase in rental expenses and a $1.9 million increase in rental equipment depreciation expense. As a percentage of equipment rental revenues, maintenance and repair costs were 11.9% in 2008 compared to 11.2% in the prior year, an increase of 0.7%. The increase in current year rental depreciation expense is the result of the higher depreciation expense associated with a larger rental fleet size in 2008 compared to 2007, including three months of depreciation expense in 2008 related to the Burress rental fleet versus only one month last year, plus the impact of higher fleet replacement costs to de-age the fleet.
     Gross profit margin in 2008 was 50.3%, down 2.6% from 52.9% in the same period last year. This gross profit margin decline is primarily due to higher cost of sales related to depreciation expense combined with the comparative decline in our average rental rates and the impact of Burress rental operations. Rental depreciation expense as a percentage of total equipment rental revenues was 33.7% and 32.4% for the three month periods ended September 30, 2008 and 2007, respectively. Burress gross profit margin was 24.5% for the current year three month period compared to 29.3% for the month of September 2007.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended September 30, 2008 decreased $0.1 million, or 0.7%, to $13.1 million compared to $13.2 million for the same period in 2007. Gross profit on Burress new equipment sales in the current year three month period was $2.7 million compared to $0.4 million for the month of September 2007.
     Gross profit margin in 2008 was 13.4%, a decrease of 0.5% from 13.9% in the same period last year. Burress gross profit margin realized in the current year three month period was approximately 13.2% compared to 12.1% in September 2007. The decline in new equipment sales gross margin is primarily due to the mix of equipment sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended September 30, 2008 decreased $1.5 million, or 13.7%, to $9.3 million from the $10.8 million for the same period in 2007. Gross profit on Burress used equipment sales for the current year three month period was $0.7 million compared to $0.5 million for the month of September 2007.
     Gross profit margin in 2008 was 23.3%, down 0.9% from 24.2% in the same period last year. The decline in gross profit margin is primarily due to higher used equipment book values that resulted from the fair values assigned to Burress used equipment in purchase accounting as of the acquisition date. Burress used equipment gross profit margin for the current year three month period was 11.1% compared to 16.7% for the month of September 2007. Our used equipment sales from the rental fleet for the current year period were approximately 143.3% of net book value compared to 137.4% for the three month period ended September 30, 2007.
     Parts Sales Gross Profit. For the three months ended September 30, 2008, our parts sales revenue gross profit increased $1.3 million, or 16.9%, to $9.1 million from $7.8 million for the same period in 2007. Gross profit on Burress parts sales were $1.2 million for the current year three month period compared to $0.6 million in the same period last year. The remaining increase is due to increased customer demand and the mix of parts sold.
     Gross profit margin in 2008 was 29.5%, an increase of approximately 0.2% from 29.3% in the same period last year, as a result of the mix of parts sold. Gross profit margin in the current year three month period related to Burress parts sales was 27.8% compared to 32.1% for the month of September 2007.
     Services Revenues Gross Profit. For the three months ended September 30, 2008, our services revenues gross profit increased $1.0 million, or 9.3%, to $11.7 million from $10.7 million for the same period in 2007. Burress gross profit related to services in the current year three month period was $1.3 million compared to approximately $0.3 million in the same period last year.
     Gross profit margin in 2008 was approximately 64.0%, an increase of 0.3% from 63.7% in the same period last year, as a result of the mix of services sold. Gross profit margin for the current year three month period related to Burress services revenues was 65.1% compared to 42.2% for the month of September 2007.
     Non-Segmented Other Revenues Gross Profit (Loss). For the three months ended September 30, 2008, our non-segmented other revenues realized a gross loss of less than $0.1 million compared to a gross profit of approximately $1.5 million for the three months ended September 30, 2007, reflecting primarily higher fuel costs combined with the impact of Burress operations. Gross loss margin was (0.3)% in the current year period, down 12.2% from a 11.9% gross profit margin in the comparable period last year.
     Selling, General and Administrative Expenses. SG&A expenses increased approximately $4.0 million, or 9.5%, to approximately $45.6 million for the three months ended September 30, 2008 compared to $41.6 million for the same period last year. Current year SG&A costs related to Burress include costs of $4.8 million compared to $1.2 million for the month of September 2007.

Current year SG&A also includes $0.6 million of expense associated with the amortization of the intangible assets acquired in the Burress acquisition compared to $0.3 million for the month of September 2007 (see notes 3 and 4 to the condensed consolidated financial statements for further information on the Burress acquisition and the acquired intangible assets). Stock-based compensation expense for the three months ended September 30, 2008 and 2007 was $0.4 million and $0.3 million, respectively. As a percentage of total revenues, SG&A expenses were 16.4% for the three months ended September 30, 2008, an increase of 1.0% from 15.4% in the prior year.
     Other Income (Expense). For the three months ended September 30, 2008, our net other expenses increased by $0.2 million to $9.2 million compared to $9.0 million for the same period in 2007. The $0.2 million increase is the result of a $0.5 million net increase in interest expense to approximately $9.5 million for the three months ended September 30, 2008 compared to $9.0 million for the same period last year, which was partially offset by the $0.3 million loss on early extinguishment of debt associated with the redemption of our remaining senior secured notes on July 31, 2007. The net increase in interest expense is due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $0.8 million higher in the current year period largely as a result of an increase in our average borrowings under the senior secured credit facility compared to the prior year. The increase in interest expense on our senior secured credit facility was partially offset by a $0.4 million decrease in interest expense on our manufacturing flooring plan payables used to finance inventory purchases, due primarily to lower average amounts outstanding during the comparative periods and lower average interest rates on amounts outstanding.
     Income Taxes. Income tax expense for the three months ended September 30, 2008 decreased $2.8 million to $10.3 million compared to approximately $13.1 million for the three months ended September 30, 2007. The effective income tax rate for the three months ended September 30, 2008 was 36.9% compared to 39.4% for the three months ended September 30, 2007. The decrease is the result of various discrete items recorded in the prior year. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2008 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2008	2007	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$224,626	$208,371	$16,255	7.8%
New equipment sales	274,135	240,910	33,225	13.8%
Used equipment sales	128,436	110,190	18,246	16.6%
Parts sales	89,112	73,803	15,309	20.7%
Services revenues	52,651	46,599	6,052	13.0%
Non-Segmented revenues	38,097	33,595	4,502	13.4%

Total revenues	$807,057	$713,468	$93,589	13.1%

     Total Revenues. Our total revenues were approximately $807.1 million for the nine months ended September 30, 2008 compared to $713.5 million for the same period in 2007, an increase of $93.6 million, or 13.1%. Total revenues related to Burress for the current year nine month period were $107.0 million compared to $10.1 million for the month of September 2007. As further discussed below, revenues increased for all reportable segments.
     Equipment Rental Revenues. Our revenues from equipment rentals for the nine months ended September 30, 2008 increased $16.3 million, or 7.8%, to $224.6 million from $208.3 million for the same three month period in 2007. Total equipment rental revenues for the current year nine month period related to Burress were $11.0 million compared to $1.3 million for the month of September 2007.
     Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $1.7 million, cranes increased $3.4 million, earthmoving equipment increased approximately $9.9 million, lift trucks increased $0.7 million and other equipment rentals increased $0.6 million. The increase is primarily the result of the comparative impact of Burress’ three months of operations in the current year compared to one month in the prior year, combined with a larger average fleet size available for rent during the current year nine month period. We had approximately 19,367 pieces of rental fleet equipment at September 30, 2008 with an original equipment cost of $806.3 million compared to 20,079 pieces of rental fleet equipment at December 31, 2007 with an original equipment cost of $803.2 million. We had 19,465 pieces of rental fleet equipment at September 30, 2007 with an original equipment cost of $779.9 million compared to 18,132 pieces of equipment at December 31, 2006 with an original equipment cost of $655.2 million.
     Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the nine months ended September 30, 2008 was approximately 37.2% compared to 40.8% for the same period last year, a decrease of 3.6%. Excluding Burress, our rental equipment dollar utilization for the current year period was 38.8%, a decrease of 2.0% compared to last year. The decrease in comparative rental equipment dollar utilization is primarily the result of a 2.1% decrease (exclusive of Burress) in average rental rates for the comparative periods and lower time utilization (see discussion below), combined with the impact of Burress rental operations. As discussed in note 3 to the condensed consolidated financial statements, Burress, at the time of acquisition, operated primarily as a distributor and had insignificant rental operations. During 2008, we began to integrate our rental operations into the Burress business, which has expectedly resulted in lower average rental rates and lower rental equipment time utilization when compared to the Company exclusive of Burress. We expect Burress’ rental rates and margins to continue to normalize over the next 12 to 18 months and more closely mirror the Company’s rates and margins as our business model is fully integrated into Burress operations.
     Rental equipment time utilization (equipment usage based on customer demand) was 66.6% for the current year period compared to 68.1% last year, a decrease of 1.5%. This decrease in time utilization is primarily the result of a decrease in aerial work platform and earthmoving equipment rental demand.
     New Equipment Sales Revenues. Our new equipment sales for the nine months ended September 30, 2008 increased $33.2 million, or 13.8%, to $274.1 million from $240.9 million for the comparable period in 2007. Total new equipment sales revenues for the current year nine month period related to Burress were $53.4 million compared to $3.1 million for the month of September 2007.
     Sales of new cranes increased $40.2 million, reflecting the comparative impact of Burress and higher demand for new cranes. Sales of new lift trucks increased $1.9 million as a result of higher demand and other equipment sales increased $0.1 million. Partially offsetting these increases was a $4.6 million decrease in comparative new equipment sales of aerial work platforms and a $4.4 million decrease in new earthmoving equipment sales, reflecting lower demand for these types of products.
     Used Equipment Sales Revenues. Our used equipment sales increased approximately $18.2 million, or 16.6%, to $128.4 million for the nine months ended September 30, 2008, from $110.2 million for the same period in 2007. Burress used equipment sales for the nine months ended September 30, 2008 were $21.0 million compared to $2.9 million for the month of September 2007.
     Sales of used cranes increased $8.8 million and used earthmoving equipment sales increased $3.5 million, largely as a result of the comparative impact of Burress, while sales of used aerial work platform equipment increased $4.6 million and lift truck used equipment sales increased $2.0 million, reflecting higher demand year over year. Other used equipment sales decreased $0.7 million.
     Parts Sales Revenues. Our parts sales increased $15.3 million, or 20.7%, to $89.1 million for the nine months ended September 30, 2008 from approximately $73.8 million in 2007. Total parts sales revenues in the current year nine month period related to Burress were $13.3 million compared to $1.8 million for the month of September 2007. The remaining increase was primarily attributable to increased customer demand.
     Services Revenues. Our services revenues for the nine months ended September 30, 2008 increased $6.1 million, or 13.0%, to $52.7 million from $46.6 million for the same period last year. Total services revenues for the current year nine month period related to Burress were $5.6 million compared to $0.9 million for the month of September 2007. The remaining increase is primarily attributable to an increase in customer demand.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine months ended September 30, 2008, our non-segmented other revenues increased $4.5 million, or 13.4%, over the same period last year. Total non-segmented other revenues for the current year nine month period related to Burress were $2.7 million compared to $0.1 million in the prior year period. The remaining increase is primarily due to an increase in the volume in these services in conjunction with the revenue growth of our primary business activities over the last year.

     Gross Profit.

				Total
	Nine Months Ended		Total Dollar	Percentage
	September 30,		Change	Change
	2008	2007	Incr/(Decr)	Incr/(Decr)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$109,328	$106,437	$2,891	2.7%
New equipment sales	36,686	32,035	4,651	14.5%
Used equipment sales	30,476	27,586	2,890	10.5%
Parts sales	26,297	21,579	4,718	21.9%
Services revenues	33,635	29,700	3,935	13.2%
Non-Segmented gross profit (loss)	(638)	3,483	(4,121)	(118.3)%

Total gross profit	$235,784	$220,820	$14,964	6.8%

     Total Gross Profit. Our total gross profit was $235.8 million for the nine months ended September 30, 2008 compared to $220.8 million for the nine months ended September 30, 2007, an increase of $15.0 million, or 6.8%. Total gross profit for the current year nine month period related to Burress was $16.9 million compared to $2.3 million for the month of September 2007. Total gross profit margin for the nine months ended September 30, 2008 was 29.2%, a decrease of 1.8% from approximately 31.0% gross profit margin for the same nine month period in 2007. Total gross profit margin in the current year nine month period related to Burress was 15.8% compared to 22.4% in the month of September 2007. Our overall gross profit increase is further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine months ended September 30, 2008 increased $2.9 million, or 2.7%, to $109.3 million from $106.4 million in the same period in 2007. Burress rental operations realized a total gross profit in the current year nine month period of $1.6 million, resulting in a 14.2% gross margin compared to $0.4 million or a 29.3% gross margin for the month of September 2007.
     The increase in equipment rentals gross profit resulted from a $16.3 million increase in rental revenues, which was offset by a $2.7 million net increase in rental expenses and a $10.7 million increase in rental equipment depreciation expense. The increase in rental expenses was the result of increases in maintenance and repair costs and other costs resulting from maintaining a larger rental fleet during the current year nine month period. As a percentage of equipment rental revenues, maintenance and repair costs were 12.2% in 2008, down 0.1% from 12.3% in the prior year. The increase in current year rental depreciation expense is the result of the comparative impact of Burress and higher depreciation expense associated with a larger rental fleet size, and the impact of higher fleet replacement costs to de-age the fleet.
     Gross profit margin in 2008 was 48.7%, down 2.4% from 51.1% in the same period last year. This gross profit margin decline is primarily due to higher cost of sales related to depreciation expense combined with the comparative decline in our average rental rates and the impact of Burress rental operations. Rental depreciation expense as a percentage of total equipment rental revenues was 35.1% and 32.7% for the nine month periods ended September 30, 2008 and 2007, respectively.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine months ended September 30, 2008 increased $4.7 million, or 14.5%, to $36.7 million compared to $32.0 million for the same period in 2007. Burress new equipment sales gross profit for the current year nine month period was $7.1 million compared to $0.4 million for the month of September 2007.
     Gross profit margin in 2008 was 13.4%, an increase of 0.1% from 13.3% in the same period last year. Burress gross profit margin realized in the current year nine month period was 13.4% compared to 12.1% in the month of September 2007.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine months ended September 30, 2008 increased $2.9 million, or 10.5%, to $ 30.5 million from approximately $27.6 million for the same period in 2007. Gross profit on Burress used equipment sales was $1.9 million for the nine month period ended September 30, 2008 compared to $0.5 million for the month of September 2007. Gross profit on sales of used cranes increased $3.0 million, while gross profit on sales of used aerial work platform equipment increased $1.1 million. These gross profit increases were offset by decreases of $0.2 million and $1.0 million in gross profit related to used earthmoving equipment sales and used other equipment sales.
     Gross profit margin in 2008 was 23.7%, down 1.3% from 25.0% in the same period last year. The decline in gross profit margin was primarily due to higher used equipment book values that resulted from the fair values assigned to Burress used equipment in purchase accounting as of the acquisition date. Burress used equipment gross profit margin for the current year nine month period was 9.2%

compared to 16.7% for the month of September 2007. Our used equipment sales from the rental fleet for the nine months ended September 30, 2008 were 139.5% of net book value compared to 138.8% for the nine month period ended September 30, 2007.
     Parts Sales Gross Profit. For the nine months ended September 30, 2008, our parts sales gross profit increased $4.7 million, or 21.9%, to $26.3 million from $21.6 million for the same period in 2007. Burress gross profit on parts sales for the current year nine month period were $3.7 million compared to $0.6 million for the month of September 2007.
     Gross profit margin in 2008 was 29.5%, an increase of 0.3% from 29.2% in the same period last year, as a result of the mix of parts sold. Gross profit margin for the current year nine month period related to Burress parts sales was 28.1% compared to 32.1% for the month of September 2007.
     Services Revenues Gross Profit. For the nine months ended September 30, 2008, our services revenues gross profit increased $3.9 million, or 13.2%, to $33.6 million from approximately $29.7 million for the same period in 2007. Burress gross profit on service revenues for the current year nine month period was $3.6 million compared to approximately $0.3 million for the month of September 2007.
     Gross profit margin was approximately 63.9% for the nine month period ended September 30, 2008 compared to 63.7% for the same period last year. Gross profit margin for the current year nine month period related to Burress service revenues was 63.6% compared to 42.2% for the month of September 2007.
     Non-Segmented Other Revenues Gross Profit (Loss). For the nine months ended September 30, 2008, our non-segmented other revenues realized a gross loss of approximately $0.6 million, a decrease of $4.1 million when compared to the gross profit of $3.5 million for the nine months ended September 30, 2007, reflecting increased costs associated with the movement of the fleet during the first half of the year, higher fuel costs and the impact of Burress operations. Burress non-segmented other revenues realized a $1.1 million gross loss for the current year nine month period compared to $0.1 million of gross profit for the month of September 2007. Gross loss margin was 1.7% in the current year period, down 12.1% from a 10.4% gross profit margin in the comparable period last year.
     Selling, General and Administrative Expenses. SG&A expenses increased $21.0 million, or 17.9%, to $138.1 million for the nine months ended September 30, 2008 compared to $117.1 million for the same period last year. Included in the nine months ended September 30, 2008 SG&A is approximately $13.9 million of Burress SG&A costs compared to $1.2 million for the month of September 2007, and $2.1 million of expense associated with the amortization of the intangible assets acquired in the Burress acquisition in the current year nine month period compared to $0.3 million for the month of September 2007 (see notes 3 and 4 to the condensed consolidated financial statements for further information on the Burress acquisition and the acquired intangible assets). The remaining increase, exclusive of Burress, is primarily related to a $5.3 million increase in employee salaries and wages and related employee expenses and a $0.4 million increase in facility related expenses, primarily rent expense. These increases reflect additional SG&A costs attributable to the Company’s growth. Stock-based compensation expense was $1.0 million in the nine month period ended September 30, 2008 compared to $0.9 million for the same period in 2007. As a percentage of total revenues, SG&A expenses were 17.1% for the three months ended September 30, 2008, an increase of 0.7% from 16.4% in the prior year, reflecting the impact of the higher SG&A costs described above and the fixed cost nature of certain SG&A costs.
     Other Income (Expense). For the nine months ended September 30, 2008, our net other expenses increased by approximately $2.4 million to $28.5 million compared to $26.1 million for the same period in 2007. The $2.4 million increase is the result of a $2.6 million net increase in interest expense to $29.2 million for the nine months ended September 30, 2008 compared to $26.6 million for the same period last year and a $0.1 million decrease in other income. Offsetting these increases is a $0.3 million loss on early extinguishment of debt related to the redemption of our remaining senior secured notes on July 31, 2007. The net increase in interest expense is due to several factors. Comparative interest expense incurred on our senior secured credit facility was $4.2 million higher in the current year period largely as a result of an increase in our average borrowings under the senior secured credit facility compared to the prior year. The increase in interest expense on our senior secured credit facility was partially offset by a $1.4 million decrease in interest expense on our manufacturing flooring plan payables used to finance inventory purchases, due primarily to lower average amounts outstanding during the comparative periods and lower average interest rates on amounts outstanding.
     Income Taxes. Income tax expense for the nine months ended September 30, 2008 decreased $4.7 million to $25.8 million compared to $30.5 million for the nine months ended September 30, 2007. The effective income tax rate for the nine months ended September 30, 2008 was 37.0% compared to 39.1% for the nine months ended September 30, 2007. The 2.1% decrease is the result of various discrete items recorded in the prior year. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2008 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash provided by operating activities for the nine months ended September 30, 2008 was $95.6 million. Our reported net income of $43.9 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $133.0 million. These cash flows from operating activities were also positively impacted by a decrease of $7.8 million in net accounts receivable. Partially offsetting these positive cash flows were increases in our inventories of $17.8 million, a $21.6 million decrease in manufacturing flooring plans payable, a decrease of $3.8 million in prepaid expenses and other assets, a $1.7 million decrease in accounts payable and a $0.3 million decrease in accrued expenses and other liabilities.
     Our cash flows from operating activities for the nine months ended September 30, 2007 resulted in net cash provided by operating activities of $76.6 million. Our reported net income of $47.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, loss on early extinguishment of debt, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $129.0 million. These cash flows from operating activities were also positively impacted by an increase of $38.7 million in accounts payable and a $5.8 million increase in accrued expenses and other liabilities. Partially offsetting these positive cash flows were increases in our inventories of $53.7 million, an increase of $32.5 million in net accounts receivable, an increase of approximately $2.0 million in prepaid expenses and other assets, a $32.5 million increase in net accounts receivable, a $1.4 million decrease in deferred compensation payable and a net decrease of $7.3 million in manufacturing flooring plans payable.
     Cash flow from investing activities. For the nine months ended September 30, 2008, cash used in our investing activities was approximately $39.9 million. Approximately $10.5 million was related to additional cash consideration paid to the Burress shareholders in connection with the acquisition, of which $5.3 million was related to the Section 338 tax election pursuant to the acquisition agreement that was paid in the second quarter ended June 30, 2008, and $5.2 million was related to the settlement of amounts owed the Burress shareholders and paid in the third quarter ended September 30, 2008 for the return of various Hitachi equipment and parts to John Deere (see note 3 to the condensed consolidated financial statements for further information). Also included in these investing activities were purchases of rental and non-rental equipment totaling $129.8 million, which was partially offset by the proceeds from the sale of rental and non-rental equipment of approximately $100.4 million. For the nine months ended September 30, 2007, cash used in our investing activities was approximately $148.1 million. This was a net result of our acquisition of Burress (see note 3 to the condensed consolidated financial statements for further information on the Burress acquisition) resulting in a cash outflow of $99.8 million, combined with rental and non-rental equipment purchases of $140.5 million, which was partially offset by proceeds from the sales of rental and non-rental equipment totaling $92.3 million.
     Cash flow from financing activities. For the nine months ended September 30, 2008, cash used in our financing activities was approximately $57.2 million. Our total borrowings during the period under our senior secured credit facility were $810.2 million and total payments under the senior secured credit facility in the same period were $824.5 million. We also purchased $42.6 million of treasury stock, which included $42.4 million of stock repurchases under the Company’s stock repurchase program as further described in note 7 to the condensed consolidated financial statements and Item 2 of this Quarterly Report on Form 10-Q. We also made payments under our related party obligation of $0.2 million and principal payments under our other debt obligations of $0.1 million.
     For the nine months ended September 30, 2007, cash provided by our financing activities was approximately $64.1 million. Our total borrowings during the period under our senior secured credit facility were $754.6 million and total payments under the senior secured credit facility in the same period were $682.0 million. We also purchased $0.4 million of treasury stock and made payments under our related party obligation of $0.2 million. We made principal payments on our notes payable of $0.4 million and payments on capital lease obligations of $2.3 million. On July 31, 2007, we redeemed all of our remaining outstanding 11 1/8% Senior Secured Notes due 2012, having an aggregate principal amount of $4.5 million. We also paid $0.5 million of deferred financing costs in connection with our Second Amended and Restated Credit Agreement.
Cash Requirements Related to Operations
     Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our senior secured credit facility. Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In September 2007, we completed the Burress acquisition (see note 3 to the condensed consolidated financial statements for further information on this acquisition). In the future, we may pursue additional strategic acquisitions. In addition, we may use cash from working capital and/or borrowings under the senior secured credit facility to fund repurchases of the Company’s common stock pursuant to the Company’s stock repurchase program, under which we may purchase up to $100 million of the Company’s outstanding common stock. Under the terms of the stock repurchase program, as of September 30, 2008, we may purchase up to an additional $44.8 million of our common stock. In connection with the stock repurchase program, we amended our senior secured credit facility to allow such stock repurchase program, subject to certain restrictions. We anticipate that the above described uses will be the principal demands on our cash in the future.
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine months ended September 30, 2008 were $154.7 million, including $41.4 million of non-cash transfers from new and used equipment to rental fleet inventory, to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the nine months ended September 30, 2008 were $16.5 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Given the challenging economic environment we currently operate in, as well as the global credit crisis, we expect to eliminate growth capital expenditures for the rental fleet in the near term and employ a very selective approach toward replacement rental fleet capital expenditures. We anticipate that this approach will allow us to generate cash flow to permit the pay down of debt and/or repurchase of additional shares. Should we pursue any other strategic acquisitions during 2008, we may need to access available borrowings under our senior secured credit facility. As of November 4, 2008, we had $207.4 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our earnings are affected by changes in interest rates due to the fact that interest on our senior secured credit facility is calculated based upon LIBOR plus 125 basis points as of September 30, 2008. At September 30, 2008, we had $106.3 million of outstanding borrowings under our senior secured credit facility. The interest rate in effect on those borrowings at September 30, 2008 was approximately 4.31%. A 1.0% increase in the effective interest rate on our outstanding borrowings at September 30, 2008 would increase our interest expense by approximately $1.1 million on an annualized basis. We do not have significant exposure to changing interest rates as of September 30, 2008 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
     Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A — “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A — “Risk Factors,” in our Quarterly Report on Form 10-Q for the three month period ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the three month period ended June 30, 2008 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     There have been no material changes with respect to the Company’s risk factors previously described on Form 10-K for the year ended December 31, 2007 and on Form 10-Q for the three month period ended June 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     The following table provides information with respect to the Company’s repurchases of its common stock during the three months ended September 30, 2008:

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value
	Total	Average	Part of	That May Yet
	Number of	Price	Publicly	Be Purchased
	Shares	Paid per	Announced	Under the
	Purchased	Share	Program(1)	Program(1)
July 1, 2008 to July 31, 2008	—	$—	—	$54,261,334
August 1, 2008 to August 31, 2008	99,900	$12.53	2,978,652	$53,009,750
September 1, 2008 to September 30, 2008	573,633	$14.34	3,552,285	$44,782,467

(1)	On November 8, 2007, our Board of Directors authorized a stock repurchase program, under which the Company may purchase, from time to time, in open market purchases at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of the Company’s outstanding common stock through December 31, 2008, unless extended or shortened by the Board of Directors. See also note 7 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information.

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

H&E EQUIPMENT SERVICES, INC.
Dated: November 6, 2008	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2008	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).