Form 10-K
period 2008-12-31
H&E Equipment Services, Inc.
filed 2009-03-04
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-51759
H&E EQUIPMENT SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0553291
(State or Other Jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

11100 Mead Road, Suite 200,
Baton Rouge, Louisiana 70816	(225) 298-5200
(Address of Principal Executive Offices,	(Registrant’s Telephone Number, Including Area Code)
including Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $186,127,813 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter).
As of March 2, 2009, there were 34,706,372 shares of common stock, par value $0.01 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2008.

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
•	general economic conditions and construction and industrial activity in the markets where we operate in North America, as well as the impact of current conditions in the global credit markets and its effect on construction spending and the economy in general;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs;

•	our indebtedness;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under Item 1A — Risk Factors or elsewhere in this Annual Report on Form 10-K.
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

PART I
Item 1. Business
The Company
     We are one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment. We rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. We engage in five principal business activities in these equipment categories:
•	equipment rentals;

•	new equipment sales;

•	used equipment sales;

•	parts sales; and

•	repair and maintenance services.
     By providing rental, sales, parts, repair and maintenance functions under one roof, we offer our customers a one-stop solution for their equipment needs. This full-service approach provides us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, new and used equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enables us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we have developed throughout our history as an integrated services company provide us with a competitive advantage over rental-focused companies and equipment distributors. In addition, our focus on four core categories of heavy construction and industrial equipment enables us to offer specialized knowledge and support to our customers. For the year ended December 31, 2008, we generated total revenues of approximately $1.069 billion. The pie charts below illustrate a breakdown of our revenues and gross profits for the year ended December 31, 2008 by business segment (see note 21 to our consolidated financial statements for further information regarding our business segments):

Revenue by Segment	Gross Profit by Segment
($ in millions)	($ in millions)

     We have operated, through our predecessor companies, as an integrated equipment services company for approximately 48 years and have built an extensive infrastructure that includes 64 full-service facilities (as of March 2, 2009) located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.
Products and Services
     Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2008, consisted of 18,871 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $785.6 million and an average age of approximately 33.3 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.
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
     Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2008, approximately 76.6% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and service business for us.
     Parts Sales. We sell new and used parts to customers and also provide parts to our own rental fleet. We maintain an extensive in-house parts inventory in order to provide timely parts and service support to our customers as well as to our own rental fleet. In addition, our parts operations enable us to maintain a high quality rental fleet and provide additional product support to our end users.
     Service Support. We provide maintenance and repair services for our customers’ owned equipment and to our own rental fleet. In addition to repair and maintenance on an as-needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We devote significant resources to training these technical service employees and over time, we have built a full-scale services infrastructure that we believe would be difficult for companies without the requisite resources and lead time to effectively replicate.
     In addition to our principal business activities mentioned above, we provide ancillary equipment support activities including transportation, hauling, parts shipping and loss damage waivers.
Industry Background
     The U.S. construction equipment distribution industry is fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. This industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, and demand for rental equipment. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of rental equipment companies include United Rentals, Hertz Equipment Rental and Rental Service Corporation. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment services company, we rent, sell and provide parts and service support. Although many of the historically pure equipment rental companies have announced plans or have begun to provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our service and sales staff provides.

Our Competitive Strengths
     Integrated Platform of Products and Services. We believe that our operating experience and the extensive infrastructure we have developed through years of operating as an integrated equipment services company provide us with a competitive advantage over rental-focused companies and equipment distributors. Key strengths of our integrated equipment services platform include:
•	Ability to strengthen customer relationships by providing a full-range of products and services;

•	Purchasing power gained through purchases for our new equipment sales and rental operations;

•	High quality rental fleet supported by our strong product support capabilities;

•	Established retail sales network resulting in profitable disposal of our used equipment; and

•	Mix of business activities that enables us to effectively operate through economic cycles.
     Complementary, High Margin Parts and Service Operations. Our parts and service businesses allow us to maintain our rental fleet in excellent condition and to offer our customers high quality rental equipment. Our after-market parts and service businesses together provide us with a relatively stable high-margin revenue source that has proven to be stable throughout a range of economic cycles.
     Specialized, High Quality Equipment Fleet. Our focus on four core types of heavy construction and industrial equipment allows us to better provide the specialized knowledge and support that our customers demand when renting and purchasing equipment. These four types of equipment are attractive because they have a long useful life, high residual value and generally strong industry demand.
     Well-Developed Infrastructure. We have built an infrastructure that as of March 2, 2009 includes a network of 64 full-service facilities, and a workforce that includes a highly-skilled group of 732 service technicians and an aggregate of 240 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.
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
     Experienced Management Team. Our senior management team is led by John M. Engquist, our President and Chief Executive Officer, who has approximately 34 years of industry experience. Our senior and regional managers have an average of approximately 22 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.
Our Business Strategy
     Leverage Our Integrated Business Model. We intend to continue to actively leverage our integrated business model to offer a one-stop solution to our customers’ varied needs with respect to the four categories of heavy construction and industrial equipment on which we focus. We will continue to cross-sell our services to expand and deepen our customer relationships. We believe that our integrated equipment services model provides us with a strong platform for growth and enables us to effectively operate through economic cycles.
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
     Grow Our Parts and Service Operations. Our strong parts and services operations are keystones of our integrated equipment services platform and together provide us with a relatively stable high-margin revenue source. Our parts and service operations help us develop strong, ongoing customer relationships, attract new customers and maintain a high quality rental fleet. We intend to further grow this product support side of our business and further penetrate our customer base.
     Enter Carefully Selected New Markets. We intend to continue our strategy of selectively expanding our network to solidify our presence in attractive and contiguous regions where we operate. We have a proven track record of successfully entering new markets and we look to add new locations in those markets that offer attractive growth opportunities, high demand for construction and heavy equipment, and contiguity to our existing markets.
     Make Selective Acquisitions. The equipment industry is fragmented and includes a large number of relatively small, independent businesses servicing discrete local markets. Some of these businesses may represent attractive acquisition candidates. We intend to evaluate and pursue acquisitions on an opportunistic basis which meet our selection criteria, including favorable financing terms, with the objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position.
History
     Through our predecessor companies, we have been in the equipment services business for approximately 48 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.
     In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and H&E Holdings no longer existed under operation of law pursuant to the reincorporation merger.
     We completed, effective as of February 28, 2006, the acquisition of all the outstanding capital stock of Eagle High Reach Equipment, Inc. (now known as H&E California Holdings, Inc.) and all of the outstanding equity interests of its subsidiary, Eagle High Reach Equipment, LLC (now known as H&E Equipment Services (California) LLC) (collectively, “Eagle”). Prior to the acquisition, Eagle was a privately-held construction and industrial equipment rental company serving the southern California construction and industrial markets out of four branch locations.
     We completed, effective as of September 1, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”) (now known as H&E Equipment Services (Mid-Atlantic), Inc.). Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States.

Customers
     We serve approximately 32,000 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2008, no single customer accounted for more than 1.1% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 8% of our total revenues in 2008.
Sales and Marketing
     We have two distinct, focused sales forces; one specializing in equipment rentals and one focused specifically on new and used equipment sales. We believe maintaining separate sales forces for equipment rental and equipment sales is important to our customer service, allowing us to effectively meet the demands of different types of customers.
     Both our rental sales force and equipment sales force, together comprising approximately 240 sales people as of December 31, 2008, are divided into smaller, product focused teams which enhances the development of in-depth product application and technical expertise. To further develop knowledge and experience, we provide our sales forces with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of new equipment. This training is essential, as our sales personnel regularly call on customers’ job sites, often assisting customers in assessing their immediate and ongoing equipment needs. In addition, we have a commission-based compensation program for our sales force.
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
Suppliers
     We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 69% of our new equipment and rental fleet from four manufacturers during the year ended December 31, 2008. These relationships improve our ability to negotiate equipment acquisition pricing. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and service that in many cases are covered under the manufacturer’s warranty. We are a leading distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat, Yale Material Handling, Grove and Manitowoc. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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
     In the first quarter of 2008, we began the initial implementation phases of a new enterprise resource planning system, or ERP, to further enhance operating efficiencies and provide more effective management of our business operations as well as to provide a platform to effectively support future growth. We expect to begin utilizing the new ERP in certain of our operations in the third quarter of 2009 with a company-wide rollout expected to be completed in the fourth quarter of 2009 or early 2010.
Seasonality
     Although our business is not significantly impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities is directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.
     Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are less affected by changes in demand caused by seasonality.
Competition
     The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and service support. Although there has been some past consolidation within the equipment industry, the equipment industry remains fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals, Hertz Equipment Rental and RSC Equipment Rental) to small, independent businesses with a limited number of locations.
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
Employees
     As of December 31, 2008, we had approximately 1,871 employees. Of these employees, 658 are salaried personnel and 1,213 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to three branch locations cover approximately 93 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.
     Generally, the total number of employees does not significantly fluctuate throughout the year. However, acquisition activity may increase the number of our employees or fluctuations in the level of our business activity could require some staffing level adjustments in response to actual or anticipated customer demand.

Available Information
     We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we have filed with or furnished to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-3330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports for insiders and any amendments to these reports filed with or furnished to the SEC are available free of charge through our Internet site (www.he-equipment.com) as soon as reasonably practicable after filing with the SEC. Additionally, we make available free of charge on our internet website:
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
Risks Related to Our Company
We have significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.
     We have a significant amount of indebtedness. As of December 31, 2008, our total indebtedness was $330.6 million, consisting of the aggregate amounts outstanding under our senior secured credit facility ($76.3 million), senior unsecured notes ($250.0 million), notes payable ($2.0 million) and capital lease obligation ($2.3 million). Our borrowings under the senior secured credit facility as well as letters of credit outstanding under the senior secured credit facility ($7.0 million at December 31, 2008) are first-priority secured debt and effectively senior to our senior unsecured notes. Additionally, the senior unsecured notes were effectively subordinated to our notes payable obligations, capital lease obligation and our obligations under $127.7 million of first-priority secured manufacturer floor plan financings (to the extent of the value of their collateral).
     The level of our indebtedness could have important consequences, including:
•	a portion of our cash flow from operations will be dedicated to debt service and may not be available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to secure favorable lease terms;

•	making us more vulnerable to economic downturns and possibly limiting our ability to withstand competitive pressures; and

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control. An inability to service our indebtedness could lead to a default under our senior secured credit facility and the indenture governing our senior unsecured notes, which may result in an acceleration of our indebtedness.
     To service our indebtedness, we will require a significant amount of cash. Our ability to pay interest and principal in the future on our indebtedness and to fund our capital expenditures and acquisitions will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions, the availability of capital, as well as financial, business and other factors, some of which are beyond our control.
     Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the senior unsecured notes and the senior secured credit facility agreement may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. See also Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
Our senior secured credit facility and the indenture governing our senior unsecured notes contain covenants that limit our ability to finance future operations or capital needs, or to engage in other business activities.
     The operating and financial restrictions and covenants in our debt agreements, including the senior secured credit facility, and the indenture governing our senior unsecured notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio (as defined) in the event that our excess borrowing availability is below $25 million. The imposition of the minimum fixed charge coverage ratio may require that we limit our permitted capital expenditures, take action to reduce debt or act in a manner contrary to our business objectives. In addition, the senior secured credit facility and the indenture governing the senior unsecured notes contain certain covenants that, among other things, restrict our and our restricted subsidiaries’ ability to:
•	incur additional indebtedness, assume a guarantee or issue preferred stock;

•	pay dividends or make other equity distributions or payments to or affecting our subsidiaries;

•	make certain investments;

•	create liens;

•	sell or dispose of assets or engage in mergers or consolidations;

•	engage in certain transactions with subsidiaries and affiliates;

•	enter into sale leaseback transactions; and

•	engage in certain business activities.
     These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions contained in the senior secured credit facility could lead to an event of default, which could result in an acceleration of our indebtedness. Such an acceleration would constitute an event of default under the indenture governing the senior unsecured notes. A failure to comply with the restrictions in the senior unsecured notes indenture could result in an event of default under the indenture. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit facility, the indenture or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the senior unsecured notes. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business financial condition and results of operations could be materially and adversely affected.
If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report financial results or prevent fraud.
     Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate its internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of our internal controls. If we fail to remedy or maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

     In addition, failure to maintain effective internal controls could result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will be able to maintain a system of internal controls that fully complies with the requirements of the Sarbanes-Oxley Act of 2002 or that our management and independent registered public accounting firm will continue to conclude that our internal controls are effective.
Risks Related to Our Business
Our business has been adversely affected by a decline in construction and industrial activities, and further declines could decrease the demand for equipment or depress equipment rental rates and sales prices, resulting in additional declines in our revenues and profitability.
     Our equipment is principally used in connection with construction and industrial activities. Consequently, the current economic downturn, and particularly the weakness in the construction industry and the decrease in industrial activity, may lead to a significant decrease in the demand for our equipment or depress equipment rental rates and the sales prices for the equipment we sell. We have identified below certain other factors which may cause such a downturn, either temporarily or long-term:
•	a reduction in spending levels by customers;

•	adverse changes in federal and local government infrastructure spending;

•	an increase in the cost of construction materials;

•	unfavorable credit markets affecting end-user access to capital;

•	adverse weather conditions which may affect a particular region;

•	an increase in interest rates; or

•	terrorism or hostilities involving the United States.
     During 2008, we have been adversely impacted by a downturn in construction and industrial related activity and the economy in general, resulting in declining revenues and lower gross margins realized on the sale of new inventory. Continued weakness or further deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet.
The current worldwide economic downturn may have an adverse impact on our business and financial condition in ways that we currently cannot predict.
     The current worldwide economic downturn — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may enter into a prolonged recessionary period — make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market share.

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
Fluctuations in the stock market, as well as general economic and market conditions, may impact the market price of our common stock.
     The market price of our common stock has been and may continue to be subject to significant fluctuations in response to general economic changes and other factors including, but not limited to:
•	variations in our quarterly operating results or results that vary from investor expectations;

•	changes in the strategy and actions taken by our competitors, including pricing changes;

•	securities analysts’ elections to discontinue coverage of our common stock, changes in financial estimates by analysts or a downgrade of our common stock or of our sector by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a large supplier;

•	investor perceptions of us and the equipment rental and distribution industry;

•	our ability to successfully integrate acquisitions and consolidations; and

•	national or regional catastrophes or circumstances and natural disasters, hostilities and acts of terrorism.
     Broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including to those listed above and others, may harm the market price of our common stock.

We purchase a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business, as we may be unable to obtain adequate or timely rental and sales equipment.
     We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2008, we purchased approximately 69% of our rental and sales equipment from four manufacturers. Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.
Our suppliers of new equipment may appoint additional distributors, sell directly or unilaterally terminate our distribution agreements, which could have a material adverse effect on our business due to a reduction of, or inability to increase, our revenues.
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
The cost of new equipment that we sell or purchase for use in our rental fleet may increase and therefore we may spend more for such equipment, and in some cases, we may not be able to procure equipment on a timely basis due to supplier constraints.
     The cost of new equipment from manufacturers that we sell or purchase for use in our rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use. These increases could materially impact our financial condition or results of operations in future periods if we were not able to pass such cost increases through to our customers.
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
     We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2008, we sold used equipment from our rental fleet at an average selling price of approximately 141.0% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse affect on our business, financial condition, results of operations or cash flows.

We incur maintenance and repair costs associated with our rental fleet equipment that could have a material adverse effect on our business in the event these costs are greater than anticipated.
     As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, generally increases. Determining the optimal age for our rental fleet equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental fleet equipment, and the maintenance and repair costs, and the market value of used equipment. Our future operating results could be adversely affected because our maintenance and repair costs may be higher than estimated and market values of used equipment may fluctuate.
Fluctuations in fuel costs or reduced supplies of fuel could harm our business.
     We could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us of transporting equipment from one branch to another branch or one region to another region. A significant or protracted disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.
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
     An important element of our growth strategy is to continue to selectively seek additional businesses to acquire in order to add new customers within our existing markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. Competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. Furthermore, general economic conditions or unfavorable global capital and credit markets could limit our ability to successfully acquire new businesses. The difficulties we may face in identifying or completing acquisitions could impede our revenues and profitability.
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
     We are dependent on the experience and continued services of our senior management team, including Mr. Engquist. Mr. Engquist has approximately 34 years of industry experience and has served as an officer of Head and Engquist since 1990, a director of Gulf Wide since 1995, an officer and director of H&E LLC since its formation in June 2002 and an officer and director of H&E Equipment Services, Inc. since its inception. If we lose the services of any member of our senior management team, particularly Mr. Engquist, and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our strategy.
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
Disruptions in the global capital and credit markets may impact business conditions and the availability of credit.
     Disruptions in the global capital and credit markets as a result of the current worldwide economic downturn, uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for business. If the financial institution that has extended line of credit commitments to us is adversely affected by the conditions of the capital and credit markets, it may become unable to fund borrowings under those credit commitments, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, acquisitions, capital expenditures and other corporate purposes.
     Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products and services as well as making it more difficult for our customers to obtain financing and credit on reasonable terms or an increased incidence of customers’ inability to meet their payment obligations. Also, our suppliers may be impacted, causing disruption or delay of product availability. These events could adversely impact our business, financial position, results of operations and cash flows.
We are subject to competition, which may have a material adverse effect on our business by reducing our ability to increase or maintain revenues or profitability.
     The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of availability, quality, reliability, delivery and price. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates or sales prices. Recent competitive pressures and market factors have caused us to reduce our rates to maintain market share, resulting in lowering operating margins realized. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in our current information technology systems, including our customer relationship management system, could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.
     Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in any of these systems, including our customer management system, or the failure of any of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions.
Issues arising from the implementation of our new enterprise resource planning system could affect our operating results and ability to manage our business effectively.
     In the first quarter of 2008, we began the initial implementation phases of a new enterprise resource planning system, or ERP, to further enhance operating efficiencies and provide more effective management of our business operations. Implementation of the new ERP system is expected to be completed in the fourth quarter of 2009 or early 2010. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis. In addition, if we fail to implement the ERP system or fail to implement the ERP system successfully, we will continue to rely on our current ERP and other information systems. Further, if we were to discontinue and abandon the ERP system implementation before completion, capitalized costs incurred on the implementation that are currently included in Property and Equipment on the Company’s consolidated balance sheet and termination costs, if any, would be charged through operations, which could have a significant impact on our reported net earnings in the period recognized. Total ERP implementation costs are expected to approximate $22.0 million, of which approximately $11.7 million has been incurred and capitalized through December 31, 2008.
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

Our results of operations have been negatively affected by non-cash charges for the impairment of our goodwill and the Burress customer relationships intangible asset for the year ended December 31, 2008. Our future operating results and financial position could also be negatively affected by impairment charges to our goodwill, intangible assets or other long-lived assets.
     When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the identifiable tangible and intangible assets of the business we acquire. At December 31, 2008, we had recorded goodwill of approximately $43.0 million. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test. As discussed in note 2 to the consolidated financial statements, we conducted an interim goodwill impairment test as of June 30, 2008, which resulted in no impairment charge. However, in connection with our annual impairment test as of October 1, 2008, we determined that the goodwill associated with our New Equipment and Service reporting units was impaired and recorded a non-cash impairment charge of approximately $15.9 million.
     If the current economic conditions continue to deteriorate causing further declines in the Company’s stock price, or if there are downward revisions in the present value of our estimated future cash flows, additional impairments to one or more reporting units could occur in future periods, and such impairments could be material. A downward revision in the present value of estimated future cash flows could be caused by a number of factors, including, among others, adverse changes in the business climate, negative industry or economic trends, decline in performance in our industry sector, or a decline in market multiples for competitors. Our estimates regarding future cash flows are inherently uncertain and changes in our underlying assumptions and the impact of market conditions on those assumptions could materially affect the determination of fair value and/or goodwill impairment. Future events and changing market conditions may impact our assumptions as to revenues, costs or other factors that may result in changes in our estimates of future cash flows. We can provide no assurance that a material impairment charge will not occur in a future period. Such a charge could negatively affect our results of operations and financial position. We will continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets (see “Critical Accounting Policies and Estimates” in Part II, Item 7).
We could be adversely affected by environmental and safety requirements, which could force us to increase significant capital and other operational costs and may subject us to unanticipated liabilities.
     Our operations, like those of other companies engaged in similar businesses, require the handling, use, storage and disposal of certain regulated materials. As a result, we are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. We may not be in complete compliance with all such requirements at all times. We are subject to potentially significant civil or criminal fines or penalties if we fail to comply with any of these requirements. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.
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
     Our market areas in the Gulf Coast and Mid-Atlantic regions of the United States are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Future hurricanes could result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of March 2, 2009, we had a network of 64 full-service facilities, serving approximately 32,000 customers across 21 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States.
     In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. We own eight our locations and lease 56 locations. Our leases typically provide for varying terms and renewal options. The number of multiple branch locations in each city is indicated by parentheses. The following table provides data on our locations:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama		Mississippi
Birmingham	Leased	Jackson	Leased
Arizona		Montana
Phoenix	Leased	Billings	Leased
Tucson	Leased	Belgrade	Leased
Arkansas		Missoula	Leased
Little Rock	Owned	New Mexico
Springdale	Owned	Albuquerque	Leased
California		Nevada
Bakersfield	Leased	Las Vegas	Leased
La Mirada	Leased	Reno	Leased
San Diego	Leased	North Carolina
Santa Fe Springs	Owned	Arden	Leased
Fontana	Leased	Burlington	Leased
Colorado		Charlotte(2)	Leased
Denver	Leased	Raleigh	Leased
Colorado Springs	Leased	Winston-Salem	Leased
Florida		Oklahoma
Fort Myers	Leased	Oklahoma City	Leased
Fort Pierce	Leased	Tulsa	Leased
Jacksonville	Leased	South Carolina
Orlando	Leased	Charleston	Leased
Pompano Beach	Leased	Columbia	Leased
Tampa	Leased	Greenville	Leased
Georgia		Tennessee
Atlanta	Leased	Memphis	Leased
Idaho		Texas
Boise	Leased	Austin	Leased
Coeur D’Alene	Leased	Corpus Christi	Leased
Louisiana		Dallas(2)	Leased(1) Owned(1)
Alexandria	Leased	Houston(2)	Leased(2)
Baton Rouge	Leased	San Antonio	Owned
Belle Chasse	Leased	Utah
Gonzales	Leased	Ogden	Leased
Kenner	Leased	Salt Lake City	Leased
Lafayette	Leased	St. George	Leased
Lake Charles	Leased	Virginia
Shreveport(2)	Leased(2)	Norfolk	Leased
Maryland		Ashland	Owned
Baltimore	Owned	Roanoke	Owned
		Warrenton	Leased
     Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 5 to 105 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.
     Our corporate headquarters employs approximately 180 people. Our corporate headquarters are located in Baton Rouge, Louisiana, where we occupy approximately 22,400 square feet under a lease that extends until February 28, 2011. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

Item 3. Legal Proceedings
     From time to time, we are party to various legal actions in the normal course of our business. We believe that we are not party to any litigation, that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of our security holders during the fourth quarter of 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
          Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low closing sale prices per share for our common stock as reported by Nasdaq for the years ended December 31, 2007 and 2008.

	High	Low
Year ended December 31, 2007
First quarter	$27.61	$21.30
Second quarter	27.74	20.33
Third quarter	30.47	16.59
Fourth quarter	19.97	15.12
Year ended December 31, 2008
First quarter	$18.98	$11.64
Second quarter	15.04	12.02
Third quarter	15.05	8.98
Fourth quarter	9.67	4.67
Holders
     On March 2, 2009, we had 109 stockholders of record of our common stock.
Dividends
     We have never paid or declared any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to declare and pay dividends is restricted by covenants in our senior secured credit facility and the indenture governing our senior unsecured notes and may be further limited by instruments governing future outstanding indebtedness we or our subsidiaries may incur.

Securities Authorized for Issuance Under Equity Compensation Plans.
     For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Performance Graph
     The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc. common stock for the period January 31, 2006, the date our initial public offering was priced for initial sale, through and including December 31, 2008, with the cumulative return of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc., RSC Holdings, Inc., Hertz Global Holdings, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. RSC Holdings, Inc. is only included in the peer group beginning on May 23, 2007, the date its initial public offering was priced for initial sale.
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

COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN*
Among H&E Equipment Services, Inc., The Russell 2000 Index
And A Peer Group

*	$100 invested on 1/31/06 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

	1/31/06	12/31/06	12/31/07	12/31/08

H&E Equipment Services, Inc.	$100.00	$137.61	$104.89	$42.83
Russell 2000 Index	100.00	108.63	106.93	70.80
Peer Group	100.00	106.06	105.84	45.62
     This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate the information by reference.
Issuer Purchases of Equity Securities.
     There were no stock repurchases or other purchases of equity securities by the Company during the fourth quarter ended December 31, 2008.

Item 6. Selected Financial Data
     The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2005 and 2004 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2008	2007(1)	2006(2)	2005	2004
	(Amounts in thousands, except per share amounts)
Statement of operations data(3):
Revenues:
Equipment rentals	$295,398	$286,573	$251,374	$190,794	$160,342
New equipment sales	374,068	355,178	241,281	156,341	116,907
Used equipment sales	160,780	148,742	133,897	111,139	84,999
Parts sales	118,345	102,300	82,106	70,066	58,014
Services revenues	70,124	64,050	53,699	41,485	33,696
Other	50,254	46,291	42,012	30,385	24,214

Total revenues	1,068,969	1,003,134	804,369	600,210	478,172

Cost of revenues:
Rental depreciation	104,311	94,211	78,159	54,534	49,590
Rental expense	49,481	45,374	40,582	47,027	50,666
New equipment sales	324,472	307,897	211,158	137,169	104,111
Used equipment sales	121,956	112,351	97,765	84,696	67,906
Parts sales	83,561	71,791	57,909	49,615	41,500
Services revenues	25,324	23,076	19,206	15,417	12,865
Other	49,824	42,394	36,409	30,151	28,246

Total cost of revenues	758,929	697,094	541,188	418,609	354,884

Gross profit (loss):
Equipment rentals	141,606	146,988	132,633	89,233	60,086
New equipment sales	49,596	47,281	30,123	19,172	12,796
Used equipment sales	38,824	36,391	36,132	26,443	17,093
Parts sales	34,784	30,509	24,197	20,451	16,514
Services revenues	44,800	40,974	34,493	26,068	20,831
Other	430	3,897	5,603	234	(4,032)

Total gross profit	310,040	306,040	263,181	181,601	123,288

Selling, general and administrative expenses(4)	181,037	165,048	143,615	111,409	97,525
Impairment of goodwill and intangible assets(5)	22,721	—	—	—	—
Gain on sales of property and equipment, net	436	469	479	91	207

Income from operations	106,718	141,461	120,045	70,283	25,970

Other income (expense):
Interest expense(6)	(38,255)	(36,771)	(37,684)	(41,822)	(39,856)
Loss on early extinguishment of debt(7)	—	(320)	(40,771)	—	—
Other, net	934	1,045	818	372	149

Total other expense, net	(37,321)	(36,046)	(77,637)	(41,450)	(39,707)

Income (loss) before income taxes	69,397	105,415	42,408	28,833	(13,737)
Income tax provision	26,101	40,789	9,694	673	—

Net income (loss)	$43,296	$64,626	$32,714	$28,160	$(13,737)

Net income (loss) per common share:
Basic	$1.22	$1.70	$0.89	$1.10	$(0.54)

Diluted	$1.22	$1.70	$0.88	$1.10	$(0.54)

Weighted average common shares outstanding (8):
Basic	35,575	38,065	36,933	25,492	25,492

Diluted	35,583	38,065	36,982	25,492	25,492

	For the Year Ended December 31,
	2008	2007(1)	2006(2)	2005	2004
			(Amounts in thousands)
Other financial data:
Depreciation and amortization(9)	$117,677	$104,281	$85,122	$59,860	$53,527
Statement of cash flows:
Net cash provided by operating activities	120,467	104,094	117,729	35,904	5,639
Net cash used in investing activities	(36,675)	(188,647)	(191,988)	(83,075)	(11,753)
Net cash provided by (used in) financing activities	(87,288)	90,012	77,935	49,440	5,581

	As of December 31,
	2008	2007(1)	2006(2)	2005	2004
	(Amounts in thousands)
Balance sheet data:
Cash	$11,266	$14,762	$9,303	$5,627	$3,358
Rental equipment, net	554,457	577,628	440,454	308,036	243,630
Goodwill(5)	42,991	54,731	30,573	8,572	8,572
Deferred financing costs, net	6,964	8,628	9,296	8,104	10,077
Intangible assets, net(10)	1,579	10,642	34	80	174
Total assets	966,634	1,012,853	759,942	530,697	408,669
Total debt(11)	330,584	374,951	265,965	349,902	299,392
Stockholders’ Equity/(Members’ Deficit)	290,207	288,078	235,584	(5,140)	(33,300)

(1)	Our operating results for the year ended December 31, 2007 include the operating results of J.W. Burress, Incorporated (“Burress”) since the date of acquisition, September 1, 2007.

(2)	Our operating results for the year ended December 31, 2006 include the operating results of Eagle High Reach Equipment, Inc. and Eagle High Reach Equipment, LLC (collectively “Eagle”) since the date of acquisition, February 28, 2006.

(3)	See note 21 to the consolidated financial statements discussing segment information.

(4)	As more fully described in note 2 to the consolidated financial statements, effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment.” Share-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2008, 2007 and 2006 totaled $1.5 million, $1.3 million and $1.0 million, respectively.

(5)	As more fully described in note 2 to the consolidated financial statements, and in connection with our annual 2008 goodwill impairment test, we recorded non-cash goodwill impairments totaling approximately $15.9 million, or $9.9 million after tax, related to our New Equipment and Service reporting units. Additionally, and as more fully described in note 2 to the consolidated financial statements, we recorded a non-cash impairment charge of $6.8 million, or $4.2 million after tax, related to our customer relationships asset.

(6)	Interest expense is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest.

(7)	On August 4, 2006, we used the net proceeds from the issuance of our senior unsecured notes, together with cash on hand and borrowings under our senior secured credit facility, to purchase $195.5 million in aggregate principal amount of the senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of the senior subordinated notes (representing 100% of the previously outstanding senior secured notes). In connection with these transactions, we recorded a loss on the early extinguishment of debt of approximately $40.8 million. Subsequently, on July 31, 2007, we redeemed with available cash on hand, all of our remaining $4.5 million in aggregate principal amount outstanding of the senior secured notes. In connection with the transaction, we recorded a loss on the early extinguishment of debt of approximately $0.3 million. See also note 12 to the consolidated financial statements for information on these transactions.

(8)	In presenting shares of common stock outstanding, we have given retroactive effect to the completion of the Reorganization Transactions as if the 2006 Reorganization Transactions had occurred as of the beginning of the earliest year presented with respect to statement of operations data.

(9)	Excludes amortization of deferred financing costs and accretion of loan discounts included in interest expense.

(10)	As more fully described in note 2 to the consolidated financial statements, we recorded in 2008 a $6.8 million impairment related to the acquired Burress customer relationships intangible asset.

(11)	Total debt represents the amounts outstanding, as applicable for the periods presented, under the senior secured credit facility, senior secured notes, senior subordinated notes, senior unsecured notes, notes payable and capital leases.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.
Overview
Background
     As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.
     As of March 2, 2009, we operated 64 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
     Through our predecessor companies, we have been in the equipment services business for approximately 48 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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
     We completed, effective as of February 28, 2006, the acquisition of all the outstanding capital stock of Eagle High Reach Equipment, Inc. (now known as H&E California Holdings, Inc.) and all of the outstanding equity interests of its subsidiary, Eagle High Reach Equipment, LLC (now known as H&E Equipment Services (California) LLC) (collectively, “Eagle”). Prior to the acquisition, Eagle was a privately-held construction and industrial equipment rental company serving the southern California construction and industrial markets out of four branch locations.
     We completed, effective as of September 1, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”) (now known as H&E Equipment Services (Mid-Atlantic), Inc.). Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States.
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
•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have an extremely well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (equipment usage based on customer demand), rental rate trends and targets, and equipment demand which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.

     Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments.
     You can read more about our business segments under Item 1—Business and in note 21 of the consolidated financial statements in this Annual Report on Form 10-K.
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year end December 31, 2008, approximately 27.6% of our total revenues were attributable to equipment rentals, 35.0% of our total revenues were attributable to new equipment sales, 15.0% were attributable to used equipment sales, 11.1% were attributable to parts sales, 6.6% were attributable to our service revenues and 4.7% were attributable to non-segmented other revenues.

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
Used Equipment Sales. We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet. The remainder of our used equipment sales revenues comes from the sale of inventoried equipment that we acquire through trade-ins from our equipment customers and selective purchases of high-quality used equipment. Our policy is not to offer specified price trade-in arrangements on equipment for sale. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide a profitable distribution channel for the disposal of rental equipment. We recognize revenue for the sale of used equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
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
Services. We derive our services revenues from maintenance and repair services to customers for their owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventative maintenance services to industrial customers. Our after-market service provides a high-margin, relatively stable source of revenue through changing economic cycles. We recognize services revenues at the time services are rendered and collectibility is reasonably assured.
Non-Segmented Revenues. Our non-segmented other revenue consists of billings to customers for equipment support and activities including: transportation, hauling, parts freight and loss damage waiver charges. We recognize non-segmented other revenues at the time of billing and after the related services have been provided.
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2008, our total cost of revenues was approximately $758.9 million. Our operating expenses consist principally of selling, general and administrative expenses. For the fiscal year ended December 31, 2008, our selling, general and administrative expenses were approximately $181.0 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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
Interest Expense:
     Interest expense for the periods presented represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior secured notes due 2012, senior subordinated notes due 2013, senior unsecured notes due 2016, notes payable and our capital lease obligation. See “Refinancing” below as well as note 12 to the consolidated financial statements for further information on the issuance of our senior unsecured notes and the redemption of our senior secured notes and senior subordinated notes. Interest expense also includes non-cash interest expense related to (1) the amortization cost of deferred financing costs and (2) the accretion of original issue discount related to our senior secured notes and senior subordinated notes for the respective periods those debt instruments were outstanding.
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
Principal Cash Flows
     We generate cash primarily from our operating activities and historically, we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under our revolving senior secured credit facility as the primary sources of funds to purchase inventory and to fund working capital and capital expenditures (see also “Liquidity and Capital Resources” below).
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Net rental equipment at December 31, 2008 was $554.5 million, or approximately 57.4% of our total assets. Our rental fleet as of December 31, 2008, consisted of 18,871 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $785.6 million. As of December 31, 2008, our rental fleet composition was as follows:

			Original
		% of	Acquisition	% of Original	Average
		Total	Cost (in	Acquisition	Age in
	Units	Units	millions)	Cost	Months
Hi-Lift or Aerial Work Platforms	13,663	72%	$461.6	59%	36.5
Cranes	442	2%	97.7	12%	30.8
Earthmoving	1,621	9%	152.2	19%	21.9
Industrial Lift Trucks	1,329	7%	43.2	6%	30.1
Other	1,816	10%	30.9	4%	22.3

Total	18,871	100%	$785.6	100%	33.3

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
     On average, we increased the average age of our rental fleet equipment by approximately 1.5 months during the year ended December 31, 2008. The original acquisition cost of our overall gross rental fleet decreased $17.6 million during the year ended December 31, 2008, largely as a result of a $20.7 million fleet reduction (based on original acquisition costs) in the fourth quarter ended December 31, 2008, as part of a planned elimination of rental fleet growth capital expenditures and selective fleet replacement expenditures during the period in response to a challenging economic environment and global credit market conditions (see also “Liquidity and Capital Resources” below). Our average rental rates for the year ended December 31, 2008 were 2.2% lower than the comparative year ended December 31, 2007, excluding the impact of Burress rental operations. The rental equipment mix among our four core product lines remained consistent with that of prior year comparable period as a percentage of total units available for rent. As a result of our in-house service capabilities and extensive maintenance program, we believe our rental fleet is well-maintained.

Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements”, and in Item 1A—Risk Factors in this Annual Report on Form 10-K.
•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures..

•	Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries, as well as adverse credit market conditions, can cause demand for our products to materially decrease.

•	Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. The adverse weather also has a seasonal impact in parts of our Intermountain region, primarily in the winter months.
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
     Revenue Recognition. Our revenue recognition policies vary by reporting segment. Our policy is to recognize revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue earned is appropriately stated in the periods presented. We recognize revenue from new equipment sales, used equipment sales and parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. We recognize services revenues at the time services are rendered. We recognize other revenues for support services at the time we generate an invoice including the charge for such completed services.
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of customer current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. In the past five years, our write-offs have averaged approximately 0.26% of total annual rental revenues. Our write-offs for the years ended December 31, 2008, 2007 and 2006 were 0.29%, 0.25% and 0.24%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.
     Useful Lives of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives (generally three to ten years), after giving effect to an estimated salvage value ranging from 0% to 25% of cost. The useful life of rental equipment is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after such period. We periodically review the assumptions utilized in computing rates of depreciation. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.
     The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three year life, five year life with a 25% salvage value, seven year life and a ten year life. Depreciation expense on our rental fleet for the year ended December 31, 2008 was $104.3 million. For the year ended December 31, 2008, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or			Industrial
	Aerial Work		Earth-	Lift
	Platforms	Cranes	moving	Trucks	Other	Total
			($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2008
Depreciation expense for the year ended December 31, 2008	$51.3	$13.4	$26.5	$7.4	$5.7	$104.3
Increase of 2 years in useful life	38.5	10.8	16.3	4.8	6.2	76.6
Decrease of 2 years in useful life	57.7	16.1	38.1	8.6	5.7	126.2
     For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. As noted in this sensitivity table, in general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of $13.9 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment will give rise to an approximate increase in our annual depreciation expense of $10.9 million.
     As previously mentioned, another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is highly subjective and subject to change upon future actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $1.6 million.

     Purchase Price Allocation. We have made significant acquisitions in the past and we may make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 31, 2008, adjustments to fair value assessments have been recorded to goodwill over the purchase price allocation period (typically not exceeding 12 months).
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
     Goodwill. We have made acquisitions in the past that included the recognition of goodwill. We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Goodwill is tested for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. In general, this means that we must determine whether the fair value of our goodwill reporting units is greater than their carrying value. If the fair value of a reporting unit is less than its carrying value, then we must calculate the implied fair value of goodwill, which is compared to its carrying value to measure the amount of impairment, if any. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified six reporting units pursuant to Statement of Financial Accounting Standards No. 142,

“Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as well as other relevant accounting guidance.
     For purposes of performing the impairment test for goodwill, we estimate the fair value of our reporting units using a discounted cash flow analysis and/or by applying various market multiples. The principal factors used in the discounted cash flow analysis are our projected results of operations, weighted average cost of capital (“WACC”) and terminal value assumptions. The WACC is used to discount future cash flows and takes into account the relative weights of each component of our consolidated capital structure (debt and equity). The WACC represents the expected cost of new capital, adjusted as appropriate for other factors. The terminal value assumptions are applied to the final year of the discounted cash flow model. The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins, and operating expenses. These estimates involve risk and are inherently uncertain. Changes in our estimates and assumptions could materially affect the determination of fair value and/or the amount of goodwill impairment to be recognized. However, we believe that our estimates and assumptions are reasonable and represent our most likely future operating results based upon current information available. Future adverse changes within our industry, further deterioration in our common stock price, downward revisions to our projected cash flows or other factors, some of which are beyond our ability to control, could result in a future impairment charge that could materially impact our future results of operations and financial position in the reporting period identified. As further described in note 2 to the consolidated financial statements, we recorded in 2008 non-cash goodwill impairment charges totaling approximately $15.9 million related to our New Equipment Sales and Services reporting units.
     Long-lived Assets and Intangible Assets. Our long-lived assets principally consist of rental equipment and property and equipment. Our intangible assets consist principally of the intangible assets acquired in the September 1, 2007 Burress acquisition. We review our long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived and intangible assets involves significant estimates and judgment on the part of management. Our estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances. As further described in note 2 to the consolidated financial statements, we recorded in 2008 a non-cash impairment charge of $6.8 million related to our Burress customer relationships intangible asset.
     We evaluate the remaining useful life of our intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining estimated amortization period. As further described in note 2 to the consolidated financial statements, as a result of our review of customer attrition rates and projected cash flows, we revised the remaining estimated amortization period of the Burress customer relationships intangible asset to approximately 3.0 years as of December 31, 2008.
     Inventories. We state our new and used equipment inventories at the lower of cost or market by specific identification. Parts and supplies are stated at the lower of the weighted average cost or market. We maintain allowances for damaged, slow-moving and unmarketable inventory to reflect the difference between the cost of the inventory and the estimated market value. Changes in product demand may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to inventory valuation are inherent in the preparation of financial statements.
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
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarified the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a two-step approach for recognizing and measuring tax benefits, with tax benefits arising from uncertain positions only being recognized when considered to be more likely than not sustained upon examination by the taxing authority. A recognized tax position is then measured at the largest amount of benefit that is more than 50 percent likely to be realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
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
     Our operating results for the year ended December 31, 2007 include the operating results of Burress since the date of acquisition, September 1, 2007. Therefore, our operating results for the year ended December 31, 2007, include only four months of Burress operations. Our operating results for the year ended December 31, 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006. Therefore, our operating results for the year ended December 31, 2006 include approximately 10 months of Eagle operations.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     Revenues.

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2008	2007	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$295,398	$286,573	$8,825	3.1%
New equipment sales	374,068	355,178	18,890	5.3%
Used equipment sales	160,780	148,742	12,038	8.1%
Parts sales	118,345	102,300	16,045	15.7%
Services revenues	70,124	64,050	6,074	9.5%
Non-Segmented revenues	50,254	46,291	3,963	8.6%

Total revenues	$1,068,969	$1,003,134	$65,835	6.6%

     Total Revenues. Our total revenues were $1.069 billion in 2008 compared to $1.003 billion in 2007, an increase of approximately $65.8 million, or 6.6%. Total revenues related to Burress in 2008 were $144.2 million compared to approximately $42.5 million in the four months ended December 31, 2007. Our segment revenues are further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2008 increased $8.8 million, or 3.1%, to $295.4 million from $286.6 million in 2007. Total equipment rental revenues in 2008 related to Burress were $15.2 million compared to $4.9 million for the four months ended December 31, 2007. The $8.8 million increase in total rental revenues is the net result of an $8.4 million increase in earthmoving equipment rentals, a $3.3 million increase in crane rentals and an increase of $0.5 million and $0.6 million in lift truck and other equipment rentals, respectively. These increases were offset by a $4.0 million decrease in aerial work platform equipment rentals. The increase in earthmoving equipment rental revenues is primarily due to the comparative impact of a full year of Burress rentals in the current year compared to four months in 2007. The increase in crane, lift truck and other equipment rental revenues reflects an overall increase in demand in 2008 compared to 2007.
     Rental equipment dollar utilization (annual rental revenues divided by the average quarterly original rental fleet equipment costs) for the year ended December 31, 2008 was approximately 36.8% compared to 40.3% in 2007, a decrease of 3.5%. Excluding Burress, our rental equipment dollar utilization for the years ended December 31, 2008 and 2007 was 38.2% and 39.7%, respectively, a decrease of 1.5%. The decrease in comparative rental equipment dollar utilization (exclusive of Burress) is primarily the result of a 2.2% decrease (exclusive of Burress) in average rental rates for the comparative periods and lower time utilization, combined with the impact of Burress rental operations. As discussed in note 4 to the consolidated financial statements, Burress, at the time of the acquisition, operated primarily as a distributor and had insignificant rental operations. Following the acquisition and through 2008, we began to integrate our rental operations into the Burress business, which has expectedly resulted in lower average rental rates and lower rental equipment time utilization when compared to the Company exclusive of Burress. We expect Burress’ rental rates and margins to continue to normalize and more closely mirror the Company’s rates and margins as our business model is fully integrated into the Burress operations.

     Rental equipment time utilization (equipment usage based on customer demand) was 65.9% for the year ended December 31, 2008 compared to 68.0% for the year ended December 31, 2007, a decrease of 2.1%, which is primarily the result of a decrease in demand for aerial work platform equipment, the largest component of our rental fleet, both as a percentage of total units available for rent and as a percentage of total original acquisition costs.
     New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2008 increased approximately $18.9 million, or 5.3%, to $374.1 million from $355.2 million in 2007. Total new equipment sales revenues in the current year related to Burress were $75.2 million compared to $16.3 million for the four months ended December 31, 2007. Sales of new cranes increased $36.1 million. The increase in new crane sales is primarily the result of the impact of a full year of Burress crane sales compared to four months last year. Our sales of new cranes were negatively impacted by new crane manufacturer supply constraints in the latter half of 2008. Aerial work platform equipment sales decreased $9.3 million and new earthmoving equipment sales decreased $7.6 million, reflecting lower product demand. Sales of lift trucks increased $0.7 million while sales of other new equipment decreased approximately $1.0 million. The declines in new equipment sales generally reflect lower demand.
     Used Equipment Sales Revenues. Our used equipment sales increased $12.0 million, or 8.1%, to $160.8 million for the year ended December 31, 2008, from approximately $148.8 million in 2007. Burress used equipment sales for the current year were $26.3 million compared to $11.0 million for the four months ended December 31, 2007. Sales of used cranes increased $12.1 million, reflecting higher demand for used crane equipment, which was inhibited during the second half of the year as the Company controlled used crane sales to maintain an adequate crane fleet available for rent. Lift truck used equipment sales increased $2.0 million, reflecting higher demand, while used earthmoving equipment sales increased $1.1 million, substantially as a result of the comparative impact of Burress. Aerial work platform used equipment decreased $2.8 million, reflecting lower demand, while other used equipment sales decreased approximately $0.4 million.
     Parts Sales Revenues. Our parts sales increased $16.0 million, or 15.7%, to $118.3 million for the year ended December 31, 2008 from approximately $102.3 million in 2007. Total parts sales revenues in the current year related to Burress were $16.7 million compared to approximately $6.9 million for the four months ended December 31, 2007. The remaining increase was primarily attributable to increased customer demand for equipment parts.
     Services Revenues. Our services revenues for the year ended December 31, 2008 increased $6.1 million, or 9.5%, to $70.1 million from approximately $64.0 million in 2007. Total services revenues for the current year related to Burress were $7.2 million compared to $2.6 million for the four months ended December 31, 2007. The remaining increase was primarily attributable to increased customer demand.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2008, our other revenues increased $4.0 million, or 8.6% to $50.3 million from $46.3 million in 2007. Total non-segmented other revenues in the current year related to Burress were $3.5 million compared to $0.8 million for the four months ended December 31, 2007. The remaining increase was due to an increase in the volume of these services in conjunction with our primary business activities.

     Gross Profit.

			Total	Total
	For the Year Ended		Dollar	Percentage
	December 31,		Change	Change
	2008	2007	Incr/(Decr)	Incr/(Decr)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$141,606	$146,988	$(5,382)	(3.7)%
New equipment sales	49,596	47,281	2,315	4.9%
Used equipment sales	38,824	36,391	2,433	6.7%
Parts sales	34,784	30,509	4,275	14.0%
Services revenues	44,800	40,974	3,826	9.3%
Non-Segmented gross profit	430	3,897	(3,467)	(89.0)%

Total gross profit	$310,040	$306,040	$4,000	1.3%

     Total Gross Profit. Our total gross profit was $310.0 million for the year ended December 31, 2008 compared to approximately $306.0 million in 2007, an increase of $4.0 million, or 1.3%. Total gross profit in the current year related to Burress was $22.6 million compared to $8.9 million for the four months ended December 31, 2007. Total gross profit margin for the year ended December 31, 2008 was 29.0%, a decrease of 1.5% from the 30.5% gross profit margin in 2007. The lower gross margin was largely due to lower margins on equipment rentals and other revenues combined with the comparative impact of Burress. Total gross profit margin in the current year related to Burress was 15.7% compared to 21.0% for the four month period ended December 31, 2007. Gross profit and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2008 decreased $5.4 million, or 3.7%, to $141.6 million from $147.0 million in 2007. Gross profit from Burress rental operations in the current year was $2.4 million compared to $1.8 million for the four months ended December 31 2007.
     The decrease in equipment rentals gross profit was the net result of an $8.8 million increase in rental revenues, which was offset by a $10.1 million increase in rental equipment depreciation expense and a $4.1 million increase in rental expenses. The increase in current year depreciation expense was the result of average higher fleet costs in the current year compared to the prior year. The increase in rental expenses was the result of increases in maintenance and repair costs and other costs resulting from a larger fleet size on average in 2008 compared to 2007. As a percentage of equipment rental revenues, maintenance and repair costs were 13.0% in 2008 compared to 12.6% in the prior year, an increase of 0.4%.
     Gross profit margin in 2008 was approximately 47.9%, down 3.4% from 51.3% in the prior year. This gross profit margin decline was primarily due to higher cost of sales related to depreciation expense combined with the comparative decline in our average rental rates, lower time utilization and the impact of Burress rental operations. Rental depreciation expense as a percentage of total equipment rental revenues was 35.3% and 32.9% for years ended December 31, 2008 and 2007, respectively.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2008 increased $2.3 million, or 4.9%, to $49.6 million compared to $47.3 million in 2007. Burress new equipment sales gross profit for the current year was $9.8 million compared to $2.2 million for the four months ended December 31, 2007.
     Gross profit margin was 13.3% for each of the years ended December 31, 2008 and 2007. Burress gross profit margin realized in the current year was 13.0%, a 0.6% decrease from the 13.6% realized in the four month period ended December 31, 2007.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2008 increased $2.4 million, or 6.7%, to $38.8 million from $36.4 million in 2007. Gross profit on Burress used equipment sales was $2.5 million in 2008 compared to $1.1 million for the four month period ended December 31, 2007. Gross profit on sales of used cranes increased $3.7 million, while gross profit on used aerial work platform equipment decreased $0.9 million. Gross profit on other used equipment and used lift trucks decreased $0.3 million and $0.1 million, respectively.

     Gross profit margin in 2008 was 24.2%, down 0.3% from 24.5% in 2007. The decline in gross profit margin was primarily due to higher used equipment book values that resulted from the fair values assigned to Burress used equipment in purchase accounting as of the acquisition date. Burress used equipment gross profit margin for the current year was 9.3% in 2008 compared to 10.5% for the four months ended December 31, 2007. Our used equipment sales from the fleet were approximately 141.0% of net book value in 2008 compared to 137.6% for the prior year.
     Parts Sales Gross Profit. For the year ended December 31, 2008, our parts sales gross profit increased $4.3 million, or 14.0%, to $34.8 million from $30.5 million in 2007. Burress gross profit on parts sales was $4.7 million in 2008 compared to $2.1 million for the four months ended December 31, 2007.
     Gross profit margin in 2008 was 29.4% compared to 29.8% in 2007, a decrease of 0.4%, resulting from the mix of parts sold and the impact of Burress. Gross profit margin for the current year related to Burress parts sales was 28.0% compared to 30.7% for the four months ended December 31, 2007.
     Services Revenues Gross Profit. For the year ended December 31, 2008, our services revenues gross profit increased $3.8 million, or 9.3%, to $44.8 million from $41.0 million in 2007. Burress gross profit on services revenues for the current year was $4.6 million compared to $1.8 million for the four months ended December 31, 2007.
     Gross profit margin in 2008 was 63.9% compared to 64.0% in 2007. Gross profit margin in 2008 related to Burress services revenues was 63.7% compared to 67.2% for the four months ended December 31, 2007.
     Non-Segmented Other Revenues Gross Profit. For the year ended December 31, 2008, our non-segmented other revenues gross profit decreased $3.5 million, or 89.0%, on an 8.6% improvement in current year revenues compared to the year ended December 31, 2007, reflecting higher fuel costs and the impact of Burress operations. Burress non-segmented other revenues realized a $1.3 million gross loss in the current year compared to a $0.1 million gross loss for the four months ended December 31, 2007. Gross profit margin in 2008 was 0.9% compared to 8.4% in 2007.
     Selling, General and Administrative Expenses. SG&A expenses increased $16.0 million, or 9.7%, to $181.0 million for the year ended December 31, 2008 compared to $165.0 million in the prior year. As a percentage of total revenues, SG&A expenses were 16.9% for the year ended December 31, 2008, an increase of 0.4% from 16.5% in the prior year.
     Included in 2008 SG&A is approximately $18.0 million of Burress SG&A costs compared to $6.5 million for the four months ended December 31, 2007. Also included in SG&A is $2.2 million of current year expense associated with the amortization of the intangible assets acquired in the Burress acquisition compared to $1.0 million in the four months ended December 31, 2007 (see note 2 to the consolidated financial statements for further information related to our intangible assets and note 4 to the consolidated financial statements for further information related to the Burress acquisition). Bad debt expense increased $1.0 million, exclusive of Burress, primarily as a result of the downturn in the economy during 2008. The remaining increase, exclusive of Burress, is related to a $2.1 million net increase in employee salaries and wages and related employee expenses, a $1.4 million increase in facility related expenses, primarily rent expense, a $0.7 million increase in fuel related costs, and a $0.6 million increase in professional fees. These increases reflect additional SG&A costs attributable the Company’s growth. These increases were partially offset by a decrease of $2.2 million in insurance costs, primarily general liability insurance costs, as a result of lower average claim costs and a lower incidence rate. Stock-based compensation expense, included in the employee salaries and wages amounts discussed above, was $1.5 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively.
     Impairment of Goodwill and Intangible Assets. Total impairment charges in 2008 were approximately $22.7 million and consisted of a $15.9 million goodwill impairment charge and a $6.8 million intangible asset impairment charge related to Burress customer relationships. There were no intangible asset impairment charges for the year ended December 31, 2007.

     In connection with our annual goodwill impairment test as of October 1, 2008 and as discussed in note 2 to the consolidated financial statements, we determined that the goodwill associated with our New Equipment Sales and Services reporting units were impaired and recorded, in total, a $15.9 million non-cash goodwill impairment charge. The specific amounts of the goodwill impairment related to the New Equipment Sales and Services revenues reporting units were $8.8 million and $7.1 million, respectively.
     The goodwill impairment charges are largely a result of worsening macroeconomic conditions, declines in market multiples within our industry and an increase in the our cost of capital as a result of recent significant deterioration in the capital markets and the related decline in market value of equity and debt securities. The impairment also reflects a reduction in our near-term earnings outlook. The impairment charges are non-cash items and do not affect our cash flows, liquidity or borrowing capacity under the senior credit facility, and the charge is excluded from the Company’s financial results in evaluating our financial covenant under the senior secured credit facility. There were no goodwill impairment charges for the year ended December 31, 2007.
     As a result of worsening macroeconomic conditions during 2008 in the Mid-Atlantic region where our Burress branch facilities operate, higher than expected customer attrition rates and revised lower projected cash flows for our Burress operations, we tested the Burress customer relationships intangible asset for impairment as of October 1, 2008 and determined that the intangible asset’s then-carrying value of approximately $7.9 million exceeded its undiscounted future cash flows. We then determined, using a discounted cash flow analysis, the intangible asset’s fair value to be approximately $1.1 million as of October 1, 2008, resulting in a non-cash impairment loss of $6.8 million. Fair value of the customer relationships asset was determined using a discounted cash flow analysis. The impairment charge is a non-cash item and will not affect our cash flows, liquidity or borrowing capacity under the senior credit facility, and the charge is excluded from our financial results in evaluating its financial covenant under the senior secured credit facility
     Other Income (Expense). For the year ended December 31, 2008, our net other expenses increased by $1.3 million to $37.3 million compared to $36.0 million in 2007. Interest expense increased $1.5 million to $38.3 million from approximately $36.8 million last year. Other income decreased $0.1 million. Included in last year’s results is a $0.3 million loss on early extinguishment of debt associated with the redemption of our senior secured notes on July 31, 2007 (see note 12 to the consolidated financial statements for further information). Comparative interest expense on our senior secured credit facility was $3.5 million higher in the current year largely as a result of an increase in our average borrowings under the senior secured credit facility, which was partially offset by a comparative lower average interest rate. The increase in interest expense on our senior secured credit facility was partially offset by a $2.0 million decrease in interest expense on our manufacturing flooring plan payables used to finance inventory purchases, due primarily to lower average amounts outstanding during the comparative periods and lower average interest rates on amounts outstanding.
     Income Taxes. Income tax expense for the year ended December 31, 2008 decreased $14.7 million to $26.1 million compared to $40.8 million for the year ended December 31, 2007. The effective income tax rate for the year ended December 31, 2008 was approximately 37.6% compared to 38.7% for the year ended December 31, 2007. The decrease in our effective tax rate was primarily the result of a reduction in the state effective income tax rate in the current year resulting from various discrete items recorded in the prior year. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2008 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Revenues.

	For the Year Ended			Total
	December 31,		Total Dollar	Percentage
	2007	2006	Change	Change
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$286,573	$251,374	$35,199	14.0%
New equipment sales	355,178	241,281	113,897	47.2%
Used equipment sales	148,742	133,897	14,845	11.1%
Parts sales	102,300	82,106	20,194	24.6%
Service revenues	64,050	53,699	10,351	19.3%
Non-Segmented revenues	46,291	42,012	4,279	10.2%

Total revenues	$1,003,134	$804,369	$198,765	24.7%

     Total Revenues. Our total revenues were $1.003 billion in 2007 compared to $804.4 million in 2006, an increase of approximately $198.8 million, or 24.7%. Total revenues related to Eagle for the years ended December 31, 2007 and 2006 were $36.8 million and $33.3 million, respectively. Total revenues related to Burress in the current year were $42.5 million. As discussed below, revenues increased for all reportable segments.
     Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2007 increased $35.2 million, or 14.0%, to approximately $286.6 million from $251.4 million in 2006. Rental revenues increased for all four core product lines. Revenues from aerial work platforms increased $10.9 million, cranes increased $3.9 million, earthmoving equipment increased $13.4 million, lift trucks increased $2.7 million and other equipment rentals increased $4.3 million. Total equipment rental revenues for the year ended December 31, 2007 and 2006 related to Eagle were $27.6 million and $26.0 million, respectively. Total equipment rental revenues for the current year period related to Burress were $4.9 million. The remaining increase was primarily the result of a larger fleet size available for rent. At December 31, 2007, we had approximately 20,079 pieces of rental fleet equipment, or 19,603 pieces of rental fleet equipment, net of Burress, compared to 18,132 pieces of rental fleet equipment at December 31, 2006.
     Rental equipment dollar utilization (annual rental revenues divided by the average quarterly original rental fleet equipment costs) for the year ended December 31, 2007 was approximately 40.3% compared to 41.1% in 2006, a decrease of 0.8%. The decrease in comparative rental equipment dollar utilization was primarily the result of a 0.7% decrease in average rental rates for the comparative periods and a 1.2% decrease in rental equipment time utilization (equipment usage based on customer demand) from 69.2% in the prior year to 68.0% for the year ended December 31, 2007. We believe that the decrease in rental equipment time utilization was the result of several factors. Adverse weather conditions in the first quarter of 2007 primarily in our Gulf Coast and Intermountain regions when compared to the prior year had a negative impact on our rental equipment time utilization. Rental revenues in the first quarter of 2006 also include the impact of strong demand for rental equipment related to the rebuilding efforts in the Gulf Coast region following hurricane Katrina.
     Additionally, our continued strategic focus on disposing of our older rental fleet has impacted rental equipment time utilization. We sometimes sell such equipment in “bulk packages” to international customers. During the second quarter ended June 30, 2007, the Asian markets provided us with an outlet for the profitable disposal of significant quantities of our older aerial work platform fleet. However, these package deals typically require a longer sales process due to additional documentation requirements and the time needed to prepare large quantities of machines for sale and make transportation arrangements. This lag resulted in temporary softness in our rental equipment time utilization during the second quarter of 2007 as our equipment is typically not on rental contract during this “get ready” period.

     Also contributing to our lower equipment time utilization in 2007 was a softer than expected aerial work platform market in our Florida rental operations during 2007. As a result of this market decline, we moved a portion of our Florida aerial work platform rental fleet to other geographic areas where we had operations and demand for that equipment was higher.
     New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2007 increased approximately $113.9 million, or 47.2%, to $355.2 million from $241.3 million in 2006. Total new equipment sales revenues for the year ended December 31, 2007 and 2006 related to Eagle were $1.1 million and $0.8 million, respectively. Total new equipment sales revenues in 2007 related to Burress were $16.3 million. Sales of new cranes increased $109.1 million, new earthmoving equipment sales increased $2.3 million, new aerial work platforms increased $3.3 million and other new equipment sales increased $0.4 million. The increase in new crane sales was primarily the result of an increase in demand for new cranes and improved availability from most of our manufacturers during that year. Partially offsetting these increases was a $1.2 million decrease in comparative new equipment sales of new lift trucks.
     Used Equipment Sales Revenues. Our used equipment sales increased $14.8 million, or 11.1%, to $148.7 million for the year ended December 31, 2007, from $133.9 million in 2006. Total used equipment sales revenues for the year ended December 31, 2007 and 2006 related to Eagle were $2.9 million and $2.5 million, respectively. Total used equipment sales revenues in 2007 related to Burress were $11.0 million. The remaining increase was primarily attributable to an increase in used aerial work platform equipment in the current year.
     Parts Sales Revenues. Our parts sales increased $20.2 million, or 24.6%, to $102.3 million for the year ended December 31, 2007 from approximately $82.1 million in 2006. Total parts sales revenues for the year ended December 31, 2007 and 2006 related to Eagle were $0.9 million and $0.5 million, respectively. Total parts sales revenues in 2007 related to Burress were $6.9 million. The remaining increase was primarily attributable to increased customer demand for equipment parts.
     Services Revenues. Our services revenues for the year ended December 31, 2007 increased $10.4 million, or 19.3%, to $64.1 million from $53.7 million in 2006 and was primarily attributable to increased customer demand. Total services revenues for the year ended December 31, 2007 and 2006 related to Eagle were $1.1 million and $0.3 million, respectively. Total services revenues related to Burress in 2007 were $2.6 million.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2007, our other revenues increased $4.3 million, or 10.2% from 2006. Total non-segmented revenues for the year ended December 31, 2007 and 2006 related to Eagle were $3.2 million in both periods. Total non-segmented other revenues in 2007 related to Burress were $0.8 million. The remaining increase was due to an increase in the volume of these services as a result of increased customer demand and a strategic focus on offering these services to our customers.
     Gross Profit.

	For the Year Ended			Total
	December 31,		Total Dollar	Percentage
			Change	Change
	2007	2006	Incr/(Decr)	Incr/(Decr)
	(in thousands, except for percentages)
Segment Gross Profit:
Equipment rentals	$146,988	$132,633	$14,355	10.8%
New equipment sales	47,281	30,123	17,158	57.0%
Used equipment sales	36,391	36,132	259	0.7%
Parts sales	30,509	24,197	6,312	26.1%
Service revenues	40,974	34,493	6,481	18.8%
Non-Segmented revenues	3,897	5,603	(1,706)	(30.4)%

Total gross profit	$306,040	$263,181	$42,859	16.3%

     Total Gross Profit. Our total gross profit was $306.0 million for the year ended December 31, 2007 compared to $263.2 million in 2006, an approximately $42.8 million, or 16.3%, increase. Total gross profit related to Eagle for the year ended December 31, 2007 and 2006 was $15.1 million and $15.3 million, respectively. Total gross profit in 2007 related to Burress was $8.9 million. Total gross profit margin for the year ended December 31, 2007 was 30.5%, a decrease of 2.2% from the 32.7% gross profit margin in 2006. The decrease in gross profit margin was largely attributable to comparative revenue mix. The revenue mix of our business can have a significant impact on our related gross profit margins. For example, and as indicated below, our gross profit margin on equipment rentals was significantly higher than the gross profit margins we realized on new equipment sales. New equipment sales represented approximately 35.4% of our total revenues in 2007 compared to 30.0% in 2006. Conversely, equipment rentals represented approximately 28.6% of our total revenues in 2007 compared to 31.3% in 2006. This change in revenue mix had a negative impact on our comparative gross profit margins. While the shift in revenue mix had a negative impact on our comparative gross margins, we believe that the improvement in new equipment sales will lead to future incremental parts and services revenues. Our gross profit increase and gross profit margin decline are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2007 increased $14.4 million, or 10.8%, to $147.0 million from $132.6 million in 2006. The increase was primarily a result of a $35.2 million increase in rental revenues, which was offset by a $4.8 million net increase in rental expenses and a $16.0 million increase in rental equipment depreciation expense. Eagle contributed $14.2 million and $14.4 million of the equipment rental gross profit for the years ended December 31, 2007 and 2006, respectively. Burress rental operations contributed $1.8 million of the gross profit in 2007. The increase in rental expenses was the net result of a $1.0 million decrease in operating lease costs and a $5.8 million increase in maintenance and repair costs and other costs as a result of maintaining a larger rental fleet. The decrease in operating lease costs was the result of our payoff of all rental fleet operating leases in the first quarter of 2006 from the proceeds of our initial public offering (see note 3 to the consolidated financial statements for further information on our initial public offering). As a percentage of equipment rental revenues, maintenance and repair costs were 12.0% in 2007, down from 12.5% in the prior year. The increase in current year rental depreciation expense was the result of the incremental depreciation expense incurred on the rental equipment purchased under those operating leases combined with the higher depreciation expense associated with a larger rental fleet size and a full 12 months of depreciation in 2007 related to Eagle compared to approximately 10 months in 2006, the impact of higher fleet replacement costs and incremental depreciation associated with the Burress rental equipment fleet. Gross profit margin in 2007 was 51.3%, down 1.5% from the 52.8% in the prior year. This gross profit margin decline was primarily due to higher cost of sales related to depreciation expense combined with lower rental equipment time utilization as discussed in the Equipment Rental Revenues section above. Rental depreciation expense as a percentage of total equipment rental revenues was 32.9% and 31.1% for years ended December 31, 2007 and 2006, respectively. Additionally, the growth in our distribution (sales) business has resulted in an increase in our rent-to-sell business. Our rent-to-sell business typically realizes a slightly lower margin that our rent-to-rent business.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2007 increased $17.2 million, or 57.0%, to $47.3 million compared to $30.1 million in 2006. Eagle contributed approximately $0.2 million and $0.1 million of the new equipment sales gross profit for the years ended December 31, 2007 and 2006, respectively. Burress new equipment sales contributed $2.2 million of the gross profit in 2007. The increase in new equipment sales gross profit was primarily attributable to higher new crane sales revenues from increased demand and improved availability of crane equipment during the year. Gross profit margin in 2007 was 13.3% compared to 12.5% in the prior year. The increase in comparative gross margin realized in 2007 was primarily a result of improved margins on crane sales due to high market demand for crane equipment and the product mix of cranes sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2007 increased $0.3 million, or 0.7%, to $36.4 million from the $36.1 million in 2006, of which Eagle contributed $0.7 million in both periods. Burress used equipment sales contributed $1.1 million of the gross profit in 2007. Gross profit margin in 2007 was 24.5%, down 2.5% from 27.0% in the prior year. This decrease in gross profit margin was related to the sale of older rental fleet used equipment with less resale value and the mix of used equipment sold, primarily used cranes, which carry a higher net book value (and lower gross profit margin)

due to the de-aging of our crane rental fleet since 2006 and the significantly higher original equipment cost for cranes compared to our other equipment product lines. Also, the gross margin realized on the crane equipment sold in 2007 that was previously being rented under rental purchase option agreements was lower. Our used equipment sales from the fleet were approximately 137.6% of net book value in 2007 compared to 145.0% for the prior year.
     Parts Sales Gross Profit. For the year ended December 31, 2007, our parts sales revenue gross profit increased $6.3 million, or 26.1%, to $30.5 million from $24.2 million in 2006, of which Eagle contributed $0.4 million and $0.2 million, respectively. Burress parts sales contributed $2.1 million of the gross profit in 2007. The remaining increase was primarily attributable to higher parts sales. Gross profit margin in 2007 was 29.8%, an increase of 0.3% from 29.5% in the previous year, as a result of the mix of parts sold.
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
     Non-Segmented Other Revenues Gross Profit. For the year ended December 31, 2007, our non-segmented other revenues gross profit decreased $1.7 million, or 30.4%, on a 10.2% improvement in revenues over the year ended December 31, 2006. This decrease was due to a $1.1 million gross loss in the current year related to Eagle’s non-segmented revenue operations combined with higher hauling costs associated with the de-aging of Eagle’s rental fleet through our fleet rotation process. Gross profit margin in 2007 was 8.4%, down 4.9% from 13.3% in the prior year.
     Selling, General and Administrative Expenses. SG&A expenses increased $21.4 million, or 14.9%, to $165.0 million for the year ended December 31, 2007 compared to $143.6 million for the prior year. Included in SG&A in 2006 was an $8.0 million expense to terminate a management services agreement in connection with our initial public offering of common stock in February 2006 (see note 3 to the consolidated financial statements for further information on our initial public offering). Included in 2007 SG&A was approximately $6.5 million of Burress SG&A costs since the date of acquisition, September 1, 2007, and an additional $1.0 million of expense associated with the amortization of the intangible assets acquired in the Burress acquisition (see note 4 to the consolidated financial statements for further information on the Burress acquisition and the acquired intangible assets). Exclusive of Burress, employee salaries and wages and related employee expenses increased $14.9 million and legal and professional fees increased $0.9 million. Stock-based compensation expense was $1.3 million and $1.0 million for the year ended December 31, 2007 and 2006, respectively. The remaining net increase primarily reflects additional SG&A costs attributable to the Company’s growth since 2006. As a percent of total revenues, SG&A expenses for the year ended December 31, 2007 were 16.5%, down 1.4% from 17.9% in the prior year. The prior year $8.0 million expense described above comprised approximately 1.0% of total prior year SG&A as a percentage of total 2006 revenues. The remaining 0.4% decrease in comparative SG&A reflects the fixed cost nature of certain SG&A costs combined with higher revenues in 2007 compared to 2006.
     Other Income (Expense). For the year ended December 31, 2007, our net other expenses decreased by $41.5 million to $36.1 million compared to $77.6 million in 2006. The $41.5 million decrease was primarily the result of a $40.8 million loss on the early extinguishment of debt associated with our Refinancing in 2006 compared to a $0.3 million loss on the early extinguishment of debt associated with the redemption of our senior secured notes on July 31, 2007 (see note 12 to the consolidated financial statements for further information on these transactions). Interest expense for the year ended December 31, 2007 was $36.8 million compared to $37.6 million in the prior year, a decrease of $0.8 million. The decrease in interest expense was due to several factors. The Refinancing transactions, as further described above, resulted in a net decrease in interest expense for the comparative periods of $5.2 million. These decreases in interest expense were offset by a $4.2 million increase in interest expense related to our manufacturer flooring plans payable used to finance inventory purchases, primarily due to higher average manufacturer flooring plans payable outstanding in 2007. Additionally, comparative interest expense incurred on our senior secured credit facility was approximately $0.4 million higher in 2007, as a result of an increase in our average borrowings under the senior secured credit facility for the comparative years, which was partially offset by a decline in the average interest rate on our borrowings.

     Income Taxes. Effective with the Reorganization Transactions on February 3, 2006, we are a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a C-corporation for income tax purposes.
     Income tax expense for the year ended December 31, 2007 increased approximately $31.1 million to $40.8 million compared to $9.7 million for the year ended December 31, 2006. The effective income tax rate for the year ended December 31, 2007 was 38.7% compared to 22.9% for the year ended December 31, 2006. The increase was a result of our increased taxable income in 2007 and higher state income taxes. Also, our 2006 effective income tax rate was lower due to the impact of the reversal of our deferred tax asset valuation allowance, which created a current year income tax benefit in 2006, thereby lowering our effective tax rate for 2006. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2007 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash Flow from Operating Activities. Our cash provided by operating activities for the year ended December 31, 2008 was $120.5 million. Our reported net income of $43.3 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, impairment of goodwill and intangible assets, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided net positive cash flows of approximately $177.9 million. These cash flows from operating activities were also positively impacted by an increase of $8.8 million in accounts payable and a $3.3 million increase in accrued expenses and other liabilities. Partially offsetting these positive cash flows were increases in our inventories of $28.1 million, a $35.2 million decrease in manufacturing flooring plans payable, an increase of $5.4 million in prepaid expenses and other assets, and a $0.8 million increase in net receivables.
     Our cash provided by operating activities for the year ended December 31, 2007 was $104.1 million. Our reported net income of $64.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, loss on early extinguishment of debt, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $179.0 million. These cash flows from operating activities were also positively impacted by an increase of $14.7 million in accounts payable, reflecting the growth in our rental fleet and inventories, and a $5.2 million increase in accrued expenses and other liabilities. Prepaid expenses and other assets decreased approximately $0.3 million. Partially offsetting these positive cash flows were increases in our inventories of $57.4 million, reflecting the growth in our inventories over the year ended December 31, 2008, and an increase of approximately $31.5 million in net accounts receivable due to higher sales volumes. Additionally, we paid obligations related to deferred compensation plans of $1.3 million and manufacturing flooring plans payable decreased $4.9 million.
     Cash Flow from Investing Activities. For the year ended December 31, 2008, cash used in our investing activities was approximately $36.7 million. Approximately $10.5 million was related to additional cash consideration paid to the Burress shareholders in connection with the acquisition, of which $5.3 million was paid in the second quarter ended June 30, 2008 pursuant to the acquisition agreement in connection with the Company’s Section 338 tax treatment election, and $5.2 million was related to the settlement of amounts owed the Burress shareholders and paid in the third quarter ended September 30, 2008 for the return of various Hitachi equipment and parts to John Deere. Also included in these investing activities were purchases of rental and non-rental equipment totaling $150.5 million, which was partially offset by the proceeds from the sale of rental and non-rental equipment of approximately $124.3 million.
     For the year ended December 31, 2007, cash used in our investing activities was approximately $188.6 million. This was a net result of our acquisition of Burress (see note 4 to the consolidated financial statements for further information on the Burress acquisition) resulting in a cash outflow of $100.2 million, combined with rental and non-rental equipment purchases of $212.0 million, which was partially offset by proceeds from the sales of rental and non-rental equipment totaling approximately $123.6 million.

     Cash Flow from Financing Activities. For the year ended December 31, 2008, cash used in our financing activities was approximately $87.3 million. Our total borrowings during the period under our senior secured credit facility were $1.042 billion and total payments under the senior secured credit facility in the same period were $1.087 billion. We also purchased $42.6 million of treasury stock, which included $42.4 million of stock repurchases under the Company’s stock repurchase program as further described in note 7 to the consolidated financial statements. We also made payments under our related party obligation of $0.3 million and principal payments under our other debt obligations of $0.1 million.
     For the year ended December 31, 2007, cash provided by our financing activities was approximately $90.0 million. Our total borrowings during the period under our senior secured credit facility were $1.076 billion and total payments under the senior secured credit facility in the same period were $964.4 million. We also used $13.4 million to purchase our stock and made payments under our related party obligation of $0.3 million. We made principal payments on our notes payable of $0.4 million and payments on capital lease obligations were $2.3 million, which included our buyout of various capital leases assumed in the Burress acquisition (see note 4 to the consolidated financial statements for further information on the Burress acquisition). On July 31, 2007, we redeemed all of our remaining outstanding 11 1/8% Senior Secured Notes due 2012, having an aggregate principal amount of $4.5 million (see note 12 to the consolidated financial statements for further information on our senior secured notes redemption). We also paid $0.5 million of deferred financing costs in connection with our Second Amended and Restated Credit Agreement (see discussion below regarding amendments to our senior secured credit facility).
Senior Secured Credit Facility.
     On September 1, 2007, and in connection with our acquisition of Burress, we entered into a Second Amended and Restated Credit Agreement, by and among the Company, Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., Burress, General Electric Capital Corporation, as Agent, and the “Lenders” (as defined therein) amending and restating our Amended and Restated Credit Agreement dated as of August 4, 2006 and pursuant to which, among other things, (i) increased the principal amount of availability of the credit facility from $250.0 million to $320.0 million, (ii) added an incremental facility, at Agent’s and Company’s mutual agreement, in an aggregate amount of up to $130.0 million at any time after the closing of the amendment, subject to existing and/or new lender approval, and (iii) added Burress as a guarantor. We paid $0.4 million to the lenders in connection with this transaction and $0.1 million in other transaction costs.
     On November 7, 2007, we amended the Second Amended and Restated Credit Agreement in connection with our stock repurchase program announced on November 8, 2007, to allow such stock repurchase program, subject to certain restrictions.
     As of March 2, 2009, we had $240.0 million of available borrowings under our senior secured credit facility, net of $7.8 million of outstanding letters of credit.
Cash Requirements Related to Operations
     Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our senior secured credit facility. Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In September 2007, we completed the Burress acquisition (see note 4 to the consolidated financial statements for further information on this acquisition). In the future, we may pursue additional strategic acquisitions. In addition, we may use cash from working capital and/or borrowings under the senior secured credit facility should we repurchase Company securities. We anticipate that the above described uses will be the principal demands on our cash in the future.

     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2008 were $168.3 million, including $42.5 million of non-cash transfers from new and used equipment to rental fleet inventory, to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the year ended December 31, 2008 were $24.6 million, which includes approximately $11.7 million related to the implementation of a new enterprise resource planning system that is expected to be completed in the fourth quarter of 2009 or early 2010. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Given the challenging economic environment we currently operate in, as well as the global credit crisis, we expect to eliminate growth capital expenditures for the rental fleet in the near term and employ a very selective approach toward replacement rental fleet capital expenditures. We anticipate that this approach will allow us to generate cash flow to permit the pay down of debt and/or other general corporate purposes. Should we pursue any other strategic acquisitions or repurchase Company securities, we may need to access available borrowings under our senior secured credit facility. As of March 2, 2009, we had $240.0 million of available borrowings under our senior secured credit facility, net of $7.8 million of outstanding letters of credit.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as other financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future.
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
Contractual and Commercial Commitments Summary
     Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2008.

	Payments Due by Year
	Total	2009	2010-2011	2012-2013	Thereafter
	(Amounts in thousands)
Long-term debt (including senior unsecured notes payable)	$251,959	$30	$59	$34	$251,836
Interest payments on senior unsecured notes (1)	167,500	20,937	41,875	41,875	62,813
Senior secured credit facility	76,325	—	76,325	—	—
Interest payments on senior secured credit facility (1)	7,872	3,037	4,835	—	—
Related party obligation (including interest) (2)	150	150	—	—	—
Capital lease obligation (including interest) (3)	3,318	252	504	504	2,058
Operating leases (4)	81,013	10,729	15,563	11,261	43,460
Other long-term obligations (5)	138,610	43,045	62,285	33,280	—

Total contractual cash obligations (6)	$726,747	$78,180	$201,446	$86,954	$360,167

(1)	Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all future periods using rates in effect as of December 31, 2008.

(2)	Payments under the consulting and non-competition agreement with Mr. Thomas Engquist.

(3)	This includes a capital lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the lease.

(4)	This includes total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.

(5)	Amounts include $127.7 million in manufacturer flooring plans payable, which is used to finance our purchases of inventory and rental equipment. Amounts for 2009 include approximately $10.3 million representing the remaining estimated expenditures related to the implementation of a new enterprise resource planning system.

(6)	We have an unrecognized tax benefit of approximately $6.5 million at December 31, 2008. This liability is not included in the table above as approximately $6.3 million of this amount relates to federal income taxes and any liability subsequently determined and potentially assessed by the Internal Revenue Service would be offset against our Net Operating Losses for the related tax years and no cash payment would be required. The remaining $0.2 million relates to state income taxes and would require cash payments should the state taxing authorities determine and assess any tax liability with respect to the benefit.

     As of December 31, 2008, we have a standby letter of credit issued under our senior secured credit facility totaling $7.0 million. On January 1, 2009, we amended and renewed that letter of credit for $7.8 million for one year, expiring on January 1, 2010.
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
Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.
     In February 2008, the FASB issued FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSB 157-1”). FSP 157-1 amends FAS 157 to exclude SFAS 13, “Accounting for Leases” (“FAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS 13. However, the scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under existing purchase accounting guidance regardless of whether those assets and liabilities are related to leases.
     Also in February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of FAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active and expands upon the implementation guidance in FAS 157 for estimating the present value of future cash flows for some hard-to-value financial instruments, such as collateralized debt obligations. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008.
     All valuation adjustments pursuant to FAS 157 are to be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which FAS 157 is initially applied. We adopted the provisions of FAS 157 as of January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities for which the effective date was delayed by one year. The adoption of FAS 157 did not have a material effect on our financial position or results of operations. The implementation of FSP 157-3 did not have a material impact on our consolidated financial statements. FSP 157-2 becomes effective for us on January 1, 2009. We are currently evaluating the impact that FSP 157-2 may have on our future consolidated financial statements related to non-financial assets and liabilities
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 provides an entity the option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. On January 1, 2008, we adopted the provisions of FAS 159. We did not elect to measure any financial instruments or any other items at fair value as permitted by FAS 159 and consequently, the adoption of FAS 159 did not have a material effect on our financial position or results of operations.
Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces Statement of Financial Accounting Standards No. 141 (“FAS 141”). This Statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations. FAS 141R also establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We will adopt FAS 141R beginning in the first quarter of 2009 and will change our accounting treatment for business combinations on a prospective basis. We are currently evaluating the impact FAS 141R will have upon adoption on our accounting for acquisitions. Previously, any changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed. Additionally, under FAS 141R, transaction related expenses, which were previously capitalized as direct costs of the acquisition, will be expensed as incurred, as transaction costs are not considered an element of the fair value of the company acquired under the new guidance. Depending upon the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to our results of operations under FAS 141R.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 will be effective for our interim and annual financial statements beginning in 2009 and early adoption is prohibited. We do not expect the adoption of FSP 142-3 to have a material impact on our financial statements.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. Because FAS 162 applies only to establishing hierarchy, it will not have a material impact on our consolidated financial position, results of operations, or cash flows.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates due to the fact that interest on our amended senior secured credit facility is calculated based upon LIBOR plus 125 basis points as of December 31, 2008. At December 31, 2008, we had $76.3 million of outstanding borrowings under our senior secured credit facility. The interest rate in effect on those borrowings at December 31, 2008 was approximately 4.0%. A 1.0% increase in the effective interest rate on our outstanding borrowings at December 31, 2008 would increase our interest expense by approximately $0.8 million on an annualized basis. We do not have significant exposure to changing interest rates as of December 31, 2008 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8. Financial Statements and Supplementary Data
     Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries
     See note 20 to the consolidated financial statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
H&E Equipment Services, Inc.
Baton Rouge, Louisiana
We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, members’ deficit and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a) (2) of this annual report on Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas
March 3, 2009

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
	(Amounts in thousands, except
	share amounts)
Assets
Cash	$11,266	$14,762
Receivables, net of allowance for doubtful accounts of $5,524 and $4,413, respectively	150,293	151,148
Inventories, net of reserves for obsolescence of $920 and $992, respectively	129,240	143,789
Prepaid expenses and other assets	11,722	6,111
Rental equipment, net of accumulated depreciation of $210,961 and $186,630, respectively	554,457	577,628
Property and equipment, net of accumulated depreciation and amortization of $35,187 and $26,591, respectively	58,122	45,414
Deferred financing costs, net of accumulated amortization of $7,631 and $6,216, respectively	6,964	8,628
Intangible assets, net of accumulated amortization of $1,900 and $1,046, respectively	1,579	10,642
Goodwill	42,991	54,731

Total assets	$966,634	$1,012,853

Liabilities and Stockholders’ Equity

Liabilities:
Amounts due on senior secured credit facility	$76,325	$120,553
Accounts payable	93,667	84,895
Manufacturer flooring plans payable	127,690	162,939
Accrued expenses payable and other liabilities	47,206	48,957
Related party obligation	145	413
Notes payable	1,959	1,987
Senior unsecured notes	250,000	250,000
Capital lease payable	2,300	2,411
Deferred income taxes	75,109	50,681
Deferred compensation payable	2,026	1,939

Total liabilities	676,427	724,775

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,287,848 and 38,192,094 shares issued at December 31, 2008 and 2007, respectively, and 34,706,372 and 37,467,848 shares outstanding at December 31, 2008 and 2007, respectively	383	382
Additional paid-in capital	207,346	205,937
Treasury stock at cost, 3,581,476 and 724,246 shares of common stock held at December 31, 2008 and December 31, 2007, respectively	(56,008))	(13,431))
Retained earnings	138,486	95,190

Total stockholders’ equity	290,207	288,078

Total liabilities and stockholders’ equity	$966,634	$1,012,853

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(Amounts in thousands, except per share amounts)

Revenues:
Equipment rentals	$295,398	$286,573	$251,374
New equipment sales	374,068	355,178	241,281
Used equipment sales	160,780	148,742	133,897
Parts sales	118,345	102,300	82,106
Services revenues	70,124	64,050	53,699
Other	50,254	46,291	42,012

Total revenues	1,068,969	1,003,134	804,369

Cost of revenues:
Rental depreciation	104,311	94,211	78,159
Rental expense	49,481	45,374	40,582
New equipment sales	324,472	307,897	211,158
Used equipment sales	121,956	112,351	97,765
Parts sales	83,561	71,791	57,909
Services revenues	25,324	23,076	19,206
Other	49,824	42,394	36,409

Total cost of revenues	758,929	697,094	541,188

Gross profit	310,040	306,040	263,181

Selling, general and administrative expenses	181,037	165,048	143,615
Impairment of goodwill and intangible assets	22,721	—	—
Gain on sales of property and equipment, net	436	469	479

Income from operations	106,718	141,461	120,045

Other income (expense):
Interest expense	(38,255)	(36,771)	(37,684)
Loss on early extinguishment of debt	—	(320)	(40,771)
Other, net	934	1,045	818

Total other expense, net	(37,321)	(36,046)	(77,637)

Income before provision for income taxes	69,397	105,415	42,408
Provision for income taxes	26,101	40,789	9,694

Net income	$43,296	$64,626	$32,714

Net income per common share:
Basic	$1.22	$1.70 1.70	$0.89

Diluted	$1.22	$1.70 1.70	$0.88

Weighted average common shares outstanding:
Basic	35,575	38,065	36,933

Diluted	35,583	38,065	36,982

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Amounts in thousands, except share amounts)

	Common Stock
			Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders'	Members'
	Issued	Amount	Capital	Stock	Earnings	Equity	Deficit
Balances at December 31, 2005	—	$—	$—	$—	$—	$—	$(5,140)

Net income for the period January 1, 2006 through February 2, 2006	—	—	—	—	—	—	2,150
Effect of the Reorganization Transactions ctions	25,492,019	255	(3,245)	—	—	(2,990)	2,990

Common stock issued on February 3, 2006 pursuant to initial public offering, net of $15,915 issue costs	12,578,125	126	206,892	—	—	207,018	—

Issuance of common stock	121,950	1	—	—	—	1	—

Stock-based compensation	—	—	991	—	—	991	—

Net income for the period February 3, 2006 through December 31, 2006	—	—	—	—	30,564	30,564	—

Balances at December 31, 2006	38,192,094	382	204,638	—	30,564	235,584	$—

Stock-based compensation	—	—	1,255	—	—	1,255

Tax benefits associated with stock-based awards	—	—	44	—	—	44

Repurchases of 15,755 shares of restricted stock	—	—	—	(432)	—	(432)

Repurchases of 708,491 shares of common stock	—	—	—	(12,999)	—	(12,999)

Net income	—	—	—	—	64,626	64,626

Balances at December 31, 2007	38,192,094	382	205,937	(13,431)	95,190	288,078

Stock-based compensation	—	—	1,453	—	—	1,453

Income tax deficiency from stock-based awards	—	—	(44)	—	—	(44)

Repurchases of 13,436 shares of common stock	—	—	—	(215)	—	(215)

Repurchases of 2,843,794 shares of common stock	—	—	—	(42,362)	—	(42,362)

Issuance of common stock	96,295	1	—	—	—	1

Restricted stock forfeitures of 541 shares of common stock	(541)	—	—	—	—	—

Net income					43,296	43,296

Balances at December 31, 2008	38,287,848	$383	$207,346	$(56,008)	$138,486	$290,207

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$43,296	$64,626	$32,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,143	9,010	6,917
Depreciation of rental equipment	104,311	94,211	78,159
Amortization of loan discounts and deferred financing costs	1,417	1,374	2,232
Amortization of intangible assets	2,223	1,060	46
Provision for losses on accounts receivable	3,064	2,212	1,925
Provision for inventory obsolescence	54	90	24
Provision for deferred income taxes	24,428	38,876	8,968
Stock-based compensation expense	1,453	1,255	991
Impairment of goodwill and intangible assets	22,721	—	—
Loss on early extinguishment of debt	—	320	40,771
Gain on sales of property and equipment, net	(436)	(469)	(479)
Gain on sales of rental equipment, net	(35,793)	(33,536)	(32,785)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	(799)	(31,448)	(2,861)
Inventories, net	(28,064)	(57,431)	(69,949)
Prepaid expenses and other assets	(5,452)	336	(6,188)
Accounts payable	8,772	14,651	4,825
Manufacturer flooring plans payable	(35,249)	(4,876)	54,300
Accrued expenses payable and other liabilities	3,291	5,165	6,570
Deferred compensation payable	87	(1,332)	(8,451)

Net cash provided by operating activities	120,467	104,094	117,729

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(10,461)	(100,177)	(56,962)
Purchases of property and equipment	(24,587)	(17,955)	(16,683)
Purchases of rental equipment	(125,871)	(194,054)	(226,093)
Proceeds from sales of property and equipment	1,172	940	2,019
Proceeds from sales of rental equipment	123,072	122,599	105,731

Net cash used in investing activities	(36,675)	(188,647)	(191,988)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issue costs	—	—	207,018
Excess tax benefit (deficiency) from stock-based awards	(44)	44	—
Purchases of treasury stock	(42,577)	(13,431)	—
Borrowings on senior secured credit facility	1,042,821	1,076,106	917,028
Payments on senior secured credit facility	(1,087,049)	(964,416)	(1,014,345)
Proceeds from issuance of senior unsecured notes	—	—	250,000
Principal payments on senior secured notes	—	(4,752)	(214,608)
Principal payments on senior subordinated notes	—	—	(59,155)
Payments of deferred financing costs	—	(585)	(8,782)
Payments of related party obligation	(300)	(300)	(300)
Payments of capital lease obligations	(111)	(2,287)	—
Proceeds from issuance of notes payable	—	—	1,271
Principal payments on notes payable	(28)	(367)	(192)

Net cash provided by (used in) financing activities	(87,288)	90,012	77,935

Net increase in cash	(3,496)	5,459	3,676
Cash, beginning of year	14,762	9,303	5,627

Cash, end of year	$11,266	$14,762	$9,303

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$42,548	$64,040	$25,196
Capital lease obligation incurred	$—	$4,698	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$37,040	$33,232	$28,049
Income taxes, net of refunds received	$1,764	$2,632	$576

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
(1) Organization and Nature of Operations
Organization
     In connection with our initial public offering of common stock in February 2006 (see note 3 to the consolidated financial statements for further information regarding our initial public offering), we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed under operation of law pursuant to the reincorporation merger. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in Holdings received shares of our common stock. All references to common stock share and per share amounts included in our consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had taken place as of the beginning of the earliest period presented.
Nature of Operations
     As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. By providing equipment sales, rental, on-site parts, and repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full-service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.
(2) Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California) LLC and H&E Equipment Services (Mid-Atlantic), Inc., collectively referred to herein as “we” or “us” or “our” or the “Company.”
     All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations accounted for as purchases are included in the consolidated financial statements from their respective dates of acquisition.
     The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, and consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Use of Estimates
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our consolidated financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.
Revenue Recognition
     In Staff Accounting Bulletin No. 104 (“SAB 104”), the SEC Staff believes that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exist; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Consistent with SAB 104, our policy recognizes revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across multiple financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so that rental revenues earned are appropriately stated in the periods presented. Revenue from the sale of new and used equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled, risk of ownership has been transferred and collectibility is reasonably assured. Services revenue is recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges and are recognized at the time an invoice is generated and after the service has been provided.
Inventories
     New and used equipment inventories are stated at the lower of cost or market, with cost determined by specific-identification. Inventories of parts and supplies are stated at the lower of the average cost or market.
Long-lived Assets, Goodwill and Intangible Assets
     Rental Equipment
     The rental equipment we purchase is stated at cost and is depreciated over the estimated useful lives of the equipment using the straight-line method. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and industrial lift trucks over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment.
     Ordinary repair and maintenance costs and property taxes are charged to operations as incurred. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. When rental equipment is sold or disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gains or losses are included in income. We receive individual offers for fleet on a continual basis, at which time we perform an analysis on whether or not to accept the offer. The rental equipment is not transferred to inventory under the held for sale model as the equipment is used to generate revenues until the equipment is sold.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Property and Equipment
     Property and equipment are recorded at cost and are depreciated over the assets’ estimated useful lives using the straight-line method. Ordinary repair and maintenance costs are charged to operations as incurred. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in income.
     We capitalize interest on qualified construction projects. Costs associated with internally developed software are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines the types of costs to be capitalized and those to be expensed.
     We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. Generally, we assign the following estimated useful lives to these categories:

Estimated
Category	Useful Life
Transportation equipment	5 years
Buildings	39 years
Office equipment	5 years
Computer equipment	3 years
Machinery and equipment.	7 years
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), when events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2008, 2007 or 2006.
     Goodwill
     We have used the purchase method of accounting for all of our business combinations through December 31, 2008. Our business acquisitions result in the allocation of purchase price to goodwill and other intangible assets. We allocate the cost of acquired companies first to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we evaluate goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified two components within our Rental operating segment and have determined that each of our other operating segments (New, Used, Parts and Service) represent a reporting unit, resulting in six total reporting units. To determine if any of our

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
reporting units are impaired, we must determine whether the fair value of each of our reporting units is greater than their respective carrying value. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be calculated and compared to its carrying value to measure the amount of impairment. The implied fair value of goodwill is calculated by allocating the fair value of the reporting unit to all assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination (purchase price allocation). The excess of the fair value of the reporting unit over the amounts assigned is the implied fair value of goodwill. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for the excess amount.
     During the second quarter of 2008, we evaluated whether triggering events had occurred that would require us to perform an interim period goodwill impairment test in accordance with FAS 142. Among those events and circumstances that we believe to be potential impairment indicators are:
•	Adverse changes in the business climate;

•	Significant negative industry or economic trends;

•	A decline in performance in the Company’s industry sector;

•	A decline in market multiples for competitors in the industry sector; and

•	A significant drop in the Company’s stock price and resulting market capitalization
     Based on the above considerations, as of the end of the second quarter ended June 30, 2008, we believed that triggering events may have occurred, which could reduce the fair value of our reporting units below their respective carrying values. Therefore, we performed an interim goodwill impairment test as of June 30, 2008. The results of our interim goodwill impairment test as of June 30, 2008 resulted in no impairment charge for any of our six reporting units.
     As a result of our regularly scheduled annual goodwill annual impairment test as of October 1, 2008, we determined that the goodwill associated with our New Equipment Sales and Services reporting units were impaired and recorded in total a $15.9 million, or $9.9 million after tax, non-cash goodwill impairment charge. The specific amounts of the goodwill impairment related to the New Equipment Sales and Services reporting units were $8.8 million and $7.1 million, respectively. The impairment charges eliminated the remaining carrying value for the two reporting units (see goodwill reporting unit rollforward below). The impairment charges are largely due to worsening macroeconomic conditions, declining market multiples within our industry, and an increase in our cost of capital resulting from the significant deterioration in the capital markets and the related decline in market value of equity and debt securities. The impairment also reflects a reduction in our near-term earnings outlook. The impairment charges are non-cash items and will not affect our cash flows, liquidity or borrowing capacity under the senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the senior secured credit facility. There were no impairment charges for the years ended December 31, 2007 or 2006.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2008 and 2007 were as follows (amounts in thousands):

	Equipment	Equipment
	Rentals	Rentals	New	Used
	Component	Component	Equipment	Equipment	Parts	Service
	1	2	Sales	Sales	Sales	Revenues	Total
Balance at January 1, 2007	$8,972	$12,127	$2,354	$2,625	$1,721	$2,774	$30,573
Acquisition of Burress (see note 4)	—	7,086	5,474	3,488	4,404	3,706	24,158

Balance at December 31, 2007	8,972	19,213	7,828	6,113	6,125	6,480	54,731
Additional Burress acquisition costs (see note 4)	—	1,214	939	599	755	635	4,142
Impairment charges	—	—	(8,767)	—	—	(7,115)	(15,882)

Balance at December 31, 2008	$8,972	$20,427	$—	$6,712	$6,880	$—	$42,991

     Intangible Assets
     Our intangible assets include the intangible assets that we acquired in the September 1, 2007 Burress acquisition (see note 4 to the consolidated financial statements for further information on the Burress acquisition). The $1.4 million intangible asset related to the acquired Burress trade name was amortized over a one year useful life from the date of acquisition on a straight-line basis and is fully amortized as of December 31, 2008, while the intangible asset related to the various non-compete agreements are amortized on a straight-line basis with estimated useful lives ranging from three to five years from the date of acquisition. The straight-line method of amortization of these intangible assets reflects an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period.
     The gross carrying values, accumulated amortization and net carrying amounts of our major classes of intangible assets as of December 31, 2008 are as follows (dollar amounts in thousands):

		Weighted-
		Average
	Gross	Amortization		Net
	Carrying	Period (in	Accumulated	Carrying
	Value	years)	Amortization	Amount
Non-compete agreements	$788	2.7	$262	$526
Customer relationships	2,691	3.0	1,638	1,053

Total	$3,479	2.9	$1,900	$1,579

     Intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis or other valuation technique.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As a result of worsening macroeconomic conditions during 2008 in the Mid-Atlantic region where our Burress branch facilities operate, higher than expected customer attrition rates and based on revised lower projected revenues for Burress operations, we tested the Burress customer relationships intangible asset for impairment as of October 1, 2008 and determined that the intangible asset’s then-carrying value of approximately $7.9 million exceeded its undiscounted future cash flows. We then determined, using a discounted cash flow analysis, the intangible asset’s fair value to be approximately $1.1 million as of October 1, 2008, resulting in a non-cash impairment loss of $6.8 million, or $4.2 million after tax. The impairment charge is a non-cash item and will not affect our cash flows, liquidity or borrowing capacity under the senior credit facility, and the charge is excluded from our financial results in evaluating its financial covenant under the senior secured credit facility. There were no impairment charges related to our intangible assets for the years ended December 31, 2007 or 2006.
     At the date of acquisition, we estimated the remaining useful life of the Burress customer relationships to be approximately 6.0 years. Based on our analysis of customer attrition rates and other data as of October 1, 2008, we determined that a revision to the remaining estimated amortization period was appropriate and adjusted the intangible asset’s estimated remaining useful life to approximately 3.3 years at October 1, 2008. Amortization of the customer relationships intangible asset is based on the expected cash flows to be derived from the acquired Burress customer base.
     Total amortization expense for the years ended December 31, 2008, 2007 and 2006 totaled $2.2 million, $1.1 million and $0.1 million, respectively. The following table presents the expected amortization expense for each of the next five years ending December 31 for those intangible assets with remaining carrying value as of December 31, 2008 (dollar amounts in thousands):

	Non-
Year Ending	Compete	Customer
December 31,	Agreements	Relationships	Totals
2009	$197	$395	$592
2010	197	356	553
2011	132	302	434
2012	—	—	—
2013	—	—	—
Deferred Financing Costs and Initial Purchasers’ Discounts
     Deferred financing costs include underwriting, legal, accounting and other direct costs incurred in connection with the issuance, and amendments thereto, of the Company’s debt. These costs are amortized over the terms of the related debt using the straight-line method which approximates amortization using the effective interest method. Initial purchasers’ discounts are accreted over the terms of the related debt, utilizing the effective interest method. The amortization expense of deferred financing costs and accretion of initial purchasers’ discounts is included in interest expense as an overall cost of the related financings.
Reserves for Claims
     We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2008, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled approximately $4.2 million and our health insurance reserves totaled approximately $2.3 million.
Sales Taxes
     We impose and collect significant amounts of sales taxes concurrent with our revenue-producing transactions with customers and remit those taxes to the various governmental agencies as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of income on a net basis.
Advertising
     Advertising costs are expensed as incurred and totaled $1.4 million, $1.4 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Fair Value of Financial Instruments
     The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts for our senior secured credit facility approximates fair value due to the fact that the underlying instrument includes provisions to adjust interest rates to approximate fair market value. The fair value of our letters of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures have been calculated based upon market quotes and present value calculations based on market rates, which are presented in the table below (amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued

	December 31, 2008
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 7.25%	$127,690	$105,053
Senior unsecured notes with interest computed at 8 3/8%	250,000	132,500
Notes payable to lenders with interest computed at 7.25% to 9.55%	1,959	1,249
Capital lease payable with interest computed at 5.929%	2,300	2,210
Letters of credit	—	87

	December 31, 2007
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 8.25%	$162,939	$111,354
Senior unsecured notes with interest computed at 8 3/8%	250,000	225,000
Notes payable to lenders with interest computed at 7.25% to 9.55%	1,987	1,187
Capital lease payable with interest computed at 5.929%	2,411	2,425
Letters of credit	—	74
Concentrations of Credit and Supplier Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Credit risk can be negatively impacted by adverse changes in the economy or by disruptions in the credit markets. However, we believe that credit risk with respect to trade accounts receivable is somewhat mitigated by our large number of geographically diverse customers and our credit evaluation procedures. Although generally no collateral is required, when feasible, mechanics’ liens are filed and personal guarantees are signed to protect the Company’s interests. We maintain reserves for potential losses.
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
     We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2008, we purchased approximately 69% from four manufacturers providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.
Earnings per Share
     Earnings per common share for the years ended December 31, 2008, 2007 and 2006 are based on the weighted average number of common shares outstanding during the period and have been retroactively adjusted to reflect the Reorganization Transactions as if the Reorganization Transactions had occurred at the beginning of the earliest year presented. The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands, except per share amounts):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2008	2007	2006
Basic net income per share:
Net income	$43,296	$64,626	$32,714
Weighted average number of common shares outstanding	35,575	38,065	36,933
Net income per common share — basic	$1.22	$1.70	$0.89

Diluted net income per share:
Net income	$43,296	$64,626	$32,714
Weighted average number of common shares outstanding	35,575	38,065	36,933
Effect of dilutive securities:
Effect of dilutive stock options	—	—	14
Effect of dilutive non-vested stock	9	—	35

Weighted average number of common shares outstanding — diluted	35,583	38,065	36,982
Net income per common share — diluted	$1.22	$1.70	$0.88

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	—
Non-vested stock	48	81	—

Stock-Based Compensation
     We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,350,172 shares as of December 31, 2008.
     We account for our stock-based compensation plan using the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R became effective for us at the beginning of the first quarter of our fiscal year ended December 31, 2006. Under the provisions of FAS 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).
     Non-vested Stock
     From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2008 and 2007:

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested stock at January 1, 2007	121,950	$24.60
Granted	—	—
Vested	(40,650)	$24.60
Forfeited	—	—

Non-vested stock at December 31, 2007	81,300	$24.60
Granted	96,295	$12.02
Vested	(40,650)	$24.60
Forfeited	(541)	$12.02

Non-vested stock at December 31, 2008	136,404	$15.77

     As of December 31, 2008, we have unrecognized compensation expense of $1.1 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.2 years.
     The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Compensation expense	$1,188	$1,000	$854
     We receive a tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. In accordance with FAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.
     Stock Options
     We use the Black-Scholes option pricing model to estimate the fair value of our stock-based option awards with the following weighted-average assumptions for the indicated periods (no stock options were granted during 2008):

	For the Years Ended December 31,
	2007	2006
Risk-free interest rate	5.0%	5.0%
Expected life of options (in years)	6.0	6.0
Expected volatility	33.0% - 35.0%	35.0%
Expected annual dividend yield	—	—
     The assumptions above are based on multiple factors. We determined the expected life of the option awards to be approximately 6.0 years by utilizing the simplified method as allowed by the SEC in Staff Accounting Bulletin No. 110 (“SAB 110”). Since the Company is a public entity with limited historical data on the price of its publicly traded common stock and has no history of share-based exercise activity, we, as provided for in SAB 110, based our estimate of expected volatility on the historical, expected or implied volatility of similar entities within our industry whose share or option prices are publicly available.
     At December 31, 2008, there was $0.1 million of unrecognized compensation cost related to these stock option awards that we expect to be recognized over a weighted-average period of 0.8 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Compensation expense	$265	$255	$138
     The following table represents stock option activity for the years ended December 31, 2008 and 2007:

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	In Years
Outstanding options at January 1, 2007	45,000	$24.60
Granted	6,000	$26.27
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2007	51,000	$24.80	8.3

Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2008	51,000	$24.80	7.3

Options exercisable at December 31, 2008	32,000	$24.70	7.2

     The closing price of our common stock on December 31, 2008 was $7.71. All options outstanding at December 31, 2008 have grant date fair values which exceed our December 31, 2008 closing stock price.
     The following table summarizes non-vested stock option activity for the year ended December 31, 2008 and 2007:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock options at January 1, 2007	45,000	$24.60
Granted	6,000	$26.27
Vested	(15,000)	$24.60
Forfeited	—	—

Non-vested stock options at December 31, 2007	36,000	$24.88
Granted	—	—
Vested	(17,000)	$24.80
Forfeited	—	—

Non-vested stock options at December 31, 2008	19,000	$24.95

     We receive a tax deduction for stock option exercises during the period in which the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.
Purchases of Company Common Stock
     On November 8, 2007, our Board of Directors authorized a stock repurchase program, under which we could purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $100 million of our outstanding common stock. During the years ended December 31, 2008 and 2007, we repurchased 2,843,794 and 708,491 shares, respectively, at a cost of approximately $42.3 million and $13.0 million, respectively. The repurchase program expired by its terms on December 31, 2008.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.
     In February 2008, the FASB issued FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FAS 157-1”). FAS 157-1 amends FAS 157 to exclude SFAS 13, “Accounting for Leases” (“FAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS 13. However, the scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under existing purchase accounting guidance regardless of whether those assets and liabilities are related to leases.
     Also in February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS 157-2”). FAS 157-2 delayed the effective date of FAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FAS 157-3”). FAS 157-3 clarifies the application of FAS 157 in a market that is not active and expands upon the implementation guidance in FAS 157 for estimating the present value of future cash flows for some hard-to-value financial instruments, such as collateralized debt obligations. FAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008.
     All valuation adjustments pursuant to FAS 157 are to be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which FAS 157 is initially applied. We adopted the provisions of FAS 157 as of January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities for which the effective date was delayed by one year. The adoption of FAS 157 did not have a material effect on our financial position or results of operations. The implementation of FAS 157-3 did not have a material impact on our consolidated financial statements. FAS 157-2 becomes effective for us on January 1, 2009. We are currently evaluating the impact that FSP 157-2 may have on our future consolidated financial statements related to non-financial assets and liabilities
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 provides an entity the option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument,

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. On January 1, 2008, we adopted the provisions of FAS 159. We did not elect to measure any financial instruments or any other items at fair value as permitted by FAS 159 and consequently, the adoption of FAS 159 did not have a material effect on our financial position or results of operations.
Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces Statement of Financial Accounting Standards No. 141 (“FAS 141”). This Statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations. FAS 141R also establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We will adopt FAS 141R beginning in the first quarter of 2009 and will change our accounting treatment for business combinations on a prospective basis. We are currently evaluating the impact FAS 141R will have upon adoption on our accounting for acquisitions. Previously, any changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the allowance is reversed. Additionally, under FAS 141R, transaction related expenses, which were previously capitalized as direct costs of the acquisition, will be expensed as incurred, as transaction costs are not considered an element of the fair value of the company acquired under the new guidance. Depending upon the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to our results of operations under FAS 141R.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 will be effective for our interim and annual financial statements beginning in 2009 and early adoption is prohibited. We do not expect the adoption of FSP 142-3 to have a material impact on our financial statements.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. Because FAS 162 applies only to establishing hierarchy, it will not have a material impact on our consolidated financial position, results of operations, or cash flows.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Additionally, we paid $8.0 million to Bruckmann, Rosser, Sherill & Co., L.L.C. (an affiliate of Bruckmann, Rosser, Sherill & Co., L.P. and Bruckmann, Rosser, Sherill & Co. II, L.P. (collectively “BRS), who were two of our principal stockholders at that time, in connection with the termination of a management services agreement, and such amounts were expensed in the accompanying consolidated financial statements. The remaining net proceeds of approximately $6.6 million were used for general corporate purposes.
(4) Acquisitions
     We completed, effective as of September 1, 2007, and funded on September 4, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress”) for an estimated total consideration of approximately $149.6 million, consisting of cash paid of $108.3 million, liabilities assumed of $38.9 million and transaction costs of approximately $2.4 million. The Burress purchase price was funded from available cash on hand and borrowings under our senior secured credit facility. Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States. We had no material relationship with Burress prior to the acquisition. The name of Burress was changed to H&E Equipment Services (Mid-Atlantic), Inc., effective September 4, 2007. The acquisition marked our initial entry into three of the four Mid-Atlantic states that Burress operates in and is consistent with our business strategy.
     The Burress acquisition has been accounted for using the purchase method of accounting as prescribed by FAS 141. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on an estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Burress to our overall corporate strategy. We expect that all of the $28.3 million of the recorded goodwill acquired, together with the value of certain other intangible assets, will be amortized over a 15-year period for tax purposes and ratably tax deductible over that period.
     The purchase price of Burress, among other things, was based on a multiple of historical adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Among the items specifically excluded from the purchase price calculation was EBITDA derived from Burress’ distribution relationship with Hitachi. Upon the consummation of the acquisition, the Burress shareholders received notification from John Deere Construction & Forestry Company (“John Deere”), Hitachi’s North American representative, of termination of the Hitachi dealer agreement (the “Termination Letter”). Pursuant to the Termination Letter, all Hitachi related manufacturer flooring plans payable totaling approximately $9.2 million became due. We paid the approximate $9.2 million of payables during September 2007 with funds available under our senior secured credit facility. The possibility that the Hitachi relationship would be terminated was anticipated by the Company and Burress at the time the parties entered into the acquisition agreement and the amount of the outstanding Hitachi manufacturer flooring plans payable was included in the calculation of the purchase price. Additionally, certain Hitachi rental fleet, new equipment inventory and parts inventory were to be returned to John Deere or other designated Hitachi dealerships pursuant to the terms of the Termination Letter. We timely returned all such Hitachi rental fleet, new equipment inventory and parts inventory to John Deere pursuant to the termination notification and all related credits were issued by John Deere. Upon our return of the aforementioned equipment to John Deere, approximately $3.2 million of manufacturer flooring plans payable associated with that equipment was canceled and credits were issued to us for the returned equipment.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Pursuant to the terms of the acquisition agreement, the Burress shareholders were entitled to receive additional consideration of approximately $15.1 million payable over three years if the consent of Hitachi, meeting the requirements of the acquisition agreement, had been obtained on or before December 29, 2007. However, the consent of Hitachi was not obtained on or before that date and accordingly, the Burress shareholders were not entitled to any additional consideration related to the previous distribution relationship with Hitachi.
     In connection with the Burress acquisition, we entered into a Second Amended and Restated Credit Agreement on September 1, 2007, by and among the Company, Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., J.W. Burress, Incorporated, General Electric Capital Corporation, as Agent, and the “Lenders” (as defined therein) amending and restating our Amended and Restated Credit Agreement, dated as of August 4, 2006, and pursuant to which, among other things, (i) the principal amount of availability of the credit facility was increased from $250.0 million to $320.0 million, (ii) an incremental facility, at Agent’s and Company’s mutual agreement, in an aggregate amount of up to $130.0 million at any time after the closing of the amendment, subject to existing and/or new lender approval, was added, and (iii) Burress was added as a guarantor. We paid $0.4 million to the lenders and also incurred approximately $0.1 million in other transaction costs in connection with the transaction. See also note 13 to the consolidated financial statements for additional information on our senior secured credit facility.
     The following table summarizes the final purchase price allocation of the Burress acquisition based on the estimated fair values of the Burress assets acquired and liabilities assumed on September 1, 2007 (amounts in thousands):

Receivables	$15,833
Inventories	23,740
Rental equipment	62,354
Property and equipment	7,277
Prepaid expenses and other assets	382
Intangible assets (a)	11,688
Goodwill	28,300
Accounts payable	(8,758)
Manufacturer flooring plans payable	(19,787)
Accrued expenses payable and other liabilities	(5,693)
Capital leases (b)	(4,698)

Net assets acquired	$110,638

(a)	Amount represents certain intangible assets acquired relating to the Burress acquisition. See note 2 to the consolidated financial statements for further details regarding these intangible assets.

(b)	Represents the present value of our obligations under various capital leases assumed on the date of acquisition. Subsequent to the acquisition date and during our third quarter ended September 30, 2007, we paid approximately $3.2 million to purchase all vehicles previously held under capital leases. The accompanying consolidated balance sheets reflect the incremental cost basis of the vehicles, net of accumulated depreciation, from the lease buyouts in property and equipment and appropriately reflect no obligation under those vehicle leases. Additionally, Burress previously leased four branch facility locations under capital leases. On August 31, 2007, the terms for three of those capital leases related to Burress branch facility locations were amended, resulting in a lease classification change, pursuant to Statement on Financial Accounting Standard No. 13, “Accounting for Leases,” from capital leases to operating leases as of September 1, 2007, the acquisition date. Therefore, the accompanying consolidated balance sheet as of December 31, 2008 reflects the one remaining capital lease obligation on a Burress branch facility for approximately $2.3 million.

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
     The Eagle acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on an estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Eagle to the overall corporate strategy. We estimate that approximately $9.9 million of the goodwill acquired will be amortized over a 15-year period for tax purposes and ratably tax deductible over that period. Our operating results for the years ended December 31, 2008, 2007 and 2006 include the operating results of Eagle since the date of acquisition, February 28, 2006.

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

     The following table contains unaudited pro forma consolidated statements of operations information for the year ended December 31, 2006, as if the Eagle transaction had occurred at the beginning of the period (amounts in thousands, except per share data):

Year Ended
December
31, 2006
Total revenues	$809,697
Gross profit	$264,955
Operating income	$119,337
Net income	$32,365
Basic net income per common share	$0.88
Diluted net income per common share	$0.88
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
(5) Receivables
     Receivables consisted of the following at December 31, 2008 and 2007 (amounts in thousands):

	December 31,
	2008	2007
Trade receivables	$150,756	$150,754
Unbilled rental revenue	3,985	3,925
Income tax receivables	1,057	856
Other	18	26

	155,817	155,561
Less allowance for doubtful accounts	(5,524)	(4,413)

Total receivables, net	$150,293	$151,148

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Inventories
     Inventories consisted of the following at December 31, 2008 and 2007 (amounts in thousands):

	December 31,
	2008	2007
New equipment	$98,889	$106,777
Used equipment	9,220	11,143
Parts, supplies and other	21,131	25,869

Total inventories, net	$129,240	$143,789

     The above amounts are net of reserves for inventory obsolescence at December 31, 2008 and 2007 totaling $0.9 million and $1.0 million, respectively.
(7) Property and Equipment
     Net property and equipment consisted of the following at December 31, 2008 and 2007 (amounts in thousands):

	December 31,
	2008	2007
Land	$5,947	$6,147
Transportation equipment	40,072	34,822
Building and leasehold improvements	17,954	14,843
Office and computer equipment	19,278	6,664
Machinery and equipment	7,641	7,110
Property under capital lease	2,417	2,419

	93,309	72,005
Less accumulated depreciation and amortization	(35,187)	(26,591)

Total net property and equipment	$58,122	$45,414

     Accumulated depreciation and amortization at December 31, 2008 and 2007 includes approximately $0.1 million in accumulated amortization related to a capital lease. Total depreciation and amortization on property and equipment was $11.1 million, $9.0 million and $6.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the office and computer equipment category above at December 31, 2008 is approximately $11.7 million of capitalized costs, including $0.2 million of capitalized interest, related to the implementation of a new employee resource planning system, which is expected to be available for service in the fourth quarter of 2009 or early 2010.
(8) Accounts Payable
     Accounts payable consisted of trade accounts payable in the normal course of business of $93.7 million and $84.9 million at December 31, 2008 and 2007, respectively.
(9) Manufacturer Flooring Plans Payable
     Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranges between zero percent and 1.0 percent plus the Prime Interest Rate, or 4.25% at December 31, 2008. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.
     Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2008 for each of the next five years ending December 31 are as follows (amounts in thousands):

2009	$32,567
2010	27,465
2011	34,444
2012	14,428
2013	18,786
Thereafter	—

Total	$127,690

(10) Accrued Expenses Payable and Other Liabilities
     Accrued expenses payable and other liabilities consisted of the following at December 31, 2008 and 2007 (amounts in thousands):

	December 31,
	2008	2007
Payroll and related liabilities	$14,875	$14,462
Sales, use and property taxes	7,860	8,611
Accrued interest	10,422	10,761
Accrued insurance	4,805	4,578
Deferred revenue	3,598	3,091
Other	5,646	7,454

Total accrued expenses payable and other liabilities	$47,206	$48,957

(11) Notes Payable
     The following table summarizes our notes payable as of December 31, 2008 and 2007 (dollar amounts in thousands):

	December 31,
	2008	2007
Notes payable to lender maturing through 2016:
Payable in monthly installments of approximately $8.8. Interest is at 7.25%. Notes are collateralized by real estate	$1,234	$1,250

Notes payable to lender maturing through 2029:
Payable in monthly installments of approximately $6.8. Interest is at 9.55%. Notes are collateralized by real estate	725	737

Total notes payable	$1,959	$1,987

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Maturities of notes payable as of December 31, 2008 for each of the next five years ending December 31, are as follows (amounts in thousands):

2009	$30
2010	32
2011	27
2012	16
2013	18
Thereafter	1,836

Total	$1,959

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
     In connection with the above transactions, we recorded a loss on the early extinguishment of debt for the year ended December 31, 2006 of approximately $40.8 million, or approximately $31.5 million after-tax, reflecting payment of the $25.3 million of tender premiums and other costs of $0.5 million in connection with the tender offer and consent solicitation, combined with the write off of approximately $5.4 million of unamortized deferred financing costs of the Notes and $9.6 million of unaccreted original issue discount on the Notes.
     The amendments to the indenture pursuant to which the Notes were issued which were proposed in connection with the tender offer and consent solicitation became operative on August 4, 2006. The amendments to the indenture eliminate substantially all of the restrictive covenants and eliminate or modify certain events of default and related provisions contained in the indenture.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Concurrently with the closing of the private offering on August 4, 2006, we entered into an Amended and Restated Credit Agreement, amending and restating our senior secured credit agreement primarily to, (i) increase the principal amount of availability of the credit facility from $165.0 million to $250.0 million; (ii) reduce the applicable unused line fee margin in respect of undrawn commitments to 0.25%; (iii) increase the advance rate on rental fleet assets from the lesser of 100% of net book value or 80% of orderly liquidation value to the lesser of 100% of net book value or 85% of orderly liquidation value; (iv) extend the maturity date of the facility from February 10, 2009 to August 4, 2011; and (v) add H&E Equipment Services (California), LLC as a borrower. Furthermore, the measurement frequency of our computed “Leverage Ratio” was changed from a monthly calculation to a quarterly calculation. We paid $1.4 million to the “Lenders” in connection with this transaction and incurred other transaction costs of approximately $0.2 million. Subsequently, on September 1, 2007, and in connection with the Burress acquisition, we entered into a Second Amended and Restated Credit Agreement (see notes 4 and 13 to the consolidated financial statements for additional information on the Burress acquisition and our senior secured credit facility, respectively).
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
     At December 31, 2008, the interest rate on the senior secured credit facility was LIBOR plus 125 basis points, or 3.98%. The senior secured credit facility is senior to all other outstanding debt, secured by substantially all the assets of the Company, and is guaranteed by the Company’s domestic subsidiaries (see note 22 to the consolidated financial statements). The balance outstanding on the senior secured credit facility as of December 31, 2008 was approximately $76.3 million. Additional borrowings available under the terms of the senior secured credit facility as of December 31, 2008, net of $7.0 million of standby letters of credit outstanding, totaled $236.7 million. The average interest rate on outstanding borrowings for the year ended December 31, 2008 was approximately 4.86%. As of December 31, 2008, we were in compliance with our financial covenant under the senior secured credit facility. As of March 2, 2009, we had $240.0 million of available borrowings under our senior secured credit facility, net of $7.8 million of outstanding letters of credit.
     If at any time an event of default exists, the interest rate on the senior secured credit facility will increase by 2.0% per annum. We are also required to pay a commitment fee equal to 0.25% per annum in respect of undrawn commitments.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) Capital Lease Obligation
As of December 31, 2008, we have a capital lease obligation, expiring in 2022, related to a branch facility acquired in the Burress acquisition. Future minimum capital lease payments, in the aggregate, existing at December 31, 2008 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2009	$252
2010	252
2011	252
2012	252
2013	252
Thereafter	2.059

Total minimum lease payments	3,319
Less: amount representing interest	(1,019)

Present value of minimum lease payments	$2,300

(15) Income Taxes
     Income tax provision for the years ended December 31, 2008, 2007 and 2006, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2008:
U.S. Federal	$160	$21,549	$21,709
State	1,513	2,879	4,392

	$1,673	$24,428	$26,101

Year ended December 31, 2007:
U.S. Federal	$1,644	$30,368	$32,012
State	269	8,508	8,777

	$1,913	$38,876	$40,789

Year ended December 31, 2006:

U.S. Federal	$391	$8,261	$8,652
State	335	707	1,042

	$726	$8,968	$9,694

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Significant components of our deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows (amounts in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accounts receivable	$2,118	$1,685
Inventories	359	387
Net operating losses	15,686	17,831
AMT and general business tax credits	3,436	3,185
Sec 263A costs	1,429	1,610
Accrued liabilities	2,643	2,287
Deferred compensation	454	538
Accrued interest	535	495
Stock-based compensation	553	486
Goodwill and intangible assets	6,271	—
Other assets	477	471

	33,961	28,975

Deferred tax liabilities:
Property and equipment	(107,506)	(76,418)
Investments	(1,564)	(1,560)
Goodwill	—	(1,678)

	(109,070)	(79,656)

Net deferred tax liabilities	$(75,109)	$(50,681)

     The reconciliation between income taxes computed using the statutory federal income tax rate to the actual tax expense is below for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006
Computed tax at statutory rate of 35%	$24,289	$36,895	$14,842
Permanent items — other	517	446	559
Permanent items — excess of tax deductible goodwill	(2,130)	(2,130)	(2,130)
Permanent items — non-deductible interest	—	—	3,130
Permanent items — impairment of goodwill	537	—	—
State income tax, net of federal tax effect	2,710	5,705	1,617
Change in beginning of year valuation allowance	—	—	(8,246)
Increase in uncertain tax positions	222	—	—
Other	(44)	(127)	(78)

	$26,101	$40,789	$9,694

     At December 31, 2008, we had available federal net operating loss carry forwards of approximately $74.5 million, which expire in varying amounts from 2019 through 2024. We also had federal alternative minimum tax credit carry forwards at December 31, 2008 of approximately $3.2 million which do not expire.
     Management has concluded that it is more likely than not that the deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce the deferred tax assets as of December 31, 2008.
     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follow (in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008	2007
Gross unrecognized tax benefits at January 1	$6,220	$6,220
Increases in tax positions taken in prior years	228	—
Decreases in tax positions taken in prior years	—	—
Increases in tax positions taken in current year	8	—
Decreases for tax positions taken in current year	—	—
Settlements with taxing authorities	—	—
Lapse in statute of limitations	—	—

Gross unrecognized tax benefits at December 31	$6,456	$6,220

     The gross amount of unrecognized tax benefits as of December 31, 2008 includes $0.2 million of net unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” We have accrued $14,000 of interest expense related to unrecognized tax benefits at December 31, 2008. At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.
     Our U.S. federal tax returns for 2005 and subsequent years remain subject to examination by tax authorities. We are currently under a limited scope examination by the Internal Revenue Service (the “IRS”) for our 2006 Federal Tax Return. We currently do not expect any material adjustments resulting from the IRS examination. We are also subject to examination in various state jurisdictions for 2004 and subsequent years.
(16) Commitments and Contingencies
Operating Leases
     As of December 31, 2008, we lease certain real estate related to our branch facilities and corporate office, as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2029. Our real estate leases provide for varying terms, including customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property leases and equipment leases under non-cancelable operating lease agreements for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $11.3 million, $9.5 million and $9.4 million, respectively.
     Future minimum operating lease payments, in the aggregate, existing at December 31, 2008 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2009	$10,729
2010	8,727
2011	6,836
2012	6,037
2013	5,224
Thereafter	43,460

$81,0131

Legal Matters
     We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Letters of Credit
     The Company had outstanding letters of credit issued under its senior secured credit facility totaling $7.0 million and $6.0 million as of December 31, 2008 and 2007, respectively, with the 2008 letter of credit expiring in January 2010.
(17) Employee Benefit Plan
     We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2008, 2007 and 2006, we contributed to the plan $1.8 million, $1.6 million and $1.2 million, respectively.
(18) Deferred Compensation Plans
     In 2001, we assumed in a business combination nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2008, we had obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2008 calendar plan year was 7.25%. The aggregate deferred compensation payable (including accrued interest of $1.3 million) at December 31, 2008, was $2.0 million.
(19) Related Party Transactions
     John M. Engquist, our Chief Executive Officer and President, and his sister, Kristan Engquist Dunne, each have a 16.7% beneficial ownership interest in a joint venture, from which we lease our Baton Rouge, Louisiana and Kenner, Louisiana branch facilities. Four trusts in the names of the children of John M. Engquist and Kristan Engquist Dunne hold in equal amounts interests totaling 16.6% of such joint venture. The remaining 50% interest is held by Tomarlee Commercial Properties, L.L.C., for which Mr. Engquist and Ms. Engquist Dunne each have a 25% interest and Mr. Engquist’s mother has a 50% interest. We paid such entity a total of approximately $0.3 million in each of the years ended December 31, 2008, 2007 and 2006 in lease payments.
     Mr. Engquist has a 62.5% ownership interest in T&J Partnership from which we lease our Shreveport, Louisiana facility. Mr. Engquist’s mother and Kristan Engquist Dunne own 25% and 12.5% of the entity, respectively. In 2008, 2007 and 2006, we paid T&J Partnership a total of approximately $0.2 million each year in lease payments.
     Mr. Engquist and his wife, Martha Engquist, hold a 51% and 49% ownership interest, respectively, in John Engquist LLC, from which we previously leased our Alexandria, Louisiana branch facility. In 2007 and 2006, we paid such entity a total of $0.1 million each year in lease payments. In November 2007, John Engquist, LLC sold the Alexandria, Louisiana property to an unaffiliated third party, which executed a new lease with the Company.
     We charter an aircraft from Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. We pay an hourly rate to Gulf Wide Aviation for the use of the aircraft by various members of our management. In addition, a portion of one pilot’s salary was paid by us in 2006. In each of the years ended December 31, 2008, 2007 and 2006, our payments in respect of charter costs to Gulf Wide Aviation and salary to the pilot totaled approximately $0.5 million each year.
     Mr. Engquist has a 31.25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister each have a 12.5% and 6.25% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
commission a portion of the premiums we pay to the insurance provider. In 2008, 2007 and 2006, commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.7 million, $0.9 million and $0.7 million, respectively.
     We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2008, 2007 and 2006, our purchases totaled approximately $0.1 million, and our sales totaled approximately $39,000, $14,000 and $37,000, respectively.
     On July 31, 2004, we entered into a consulting and non-competition agreement with Gary W. Bagley, our current Chairman of the Board. This agreement provides for an initial term of five years and pays Mr. Bagley a consulting fee of $150,000 annually plus provides certain Company health and welfare benefits. On April 30, 2007, this agreement was terminated by mutual agreement of the parties and we entered into a new five-year consulting agreement with Mr. Bagley which pays Mr. Bagley an initial annual consulting fee of $167,000, which is adjusted 4% per annum each year of the agreement, plus provides certain Company health and welfare benefits. We expensed approximately $0.2 million for each of the years ended December 31, 2008, 2007 and 2006 related to these agreements.
     Dale W. Roesener, Vice President, Aerial Work Platforms, has a 47.6% ownership interest in Aero SRD LLC, from which we lease our Las Vegas, Nevada branch facility. Our lease payments to such entity totaled approximately $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     In connection with the recapitalization of Head & Engquist in 1999, we entered into a $3.0 million consulting and non-competition agreement with Thomas R. Engquist, the father of John M. Engquist, our Chief Executive Officer and President. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in the Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs (including John M. Engquist). Due to Mr. Engquist’s passing away during 2003, we will not be provided with any further consulting services. Therefore, we recorded a liability of $1.3 million during 2003 for the present value of the remaining future payments. The total amount paid under this agreement was $0.3 million for each of the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, the present value of the balance for this obligation amounted to approximately $0.1 million.
     In 2001, we entered into a management agreement with BRS and its affiliates, payable in the lesser of $2.0 million annually or 1.75% of annual earnings before interest, taxes, depreciation and amortization, excluding operating lease expenses, plus all reasonable out-of-pocket expenses. In February 2006, we used a portion of the proceeds from our initial public offering to pay $8.0 million to terminate the BRS management agreement. The total amount paid to BRS and its affiliates under the management agreement, including the termination fee of $8.0 million, for the year ended December 31, 2006 was $8.3 million, which was expensed. No other amounts have been subsequently paid to BRS..
     During the year ended December 31, 2006, we expensed $0.1 million for interest earned under a deferred compensation plan for Gary W. Bagley, the Chairman of our Board of Directors, and Kenneth R. Sharp, Jr., a former executive officer of the Company. The respective deferred compensation payable balances were paid in February 2006 from a portion of the proceeds of our initial public offering.
     Mr. Engquist’s son is an employee and received compensation of approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2008 , 2007 and 2006, respectively.
     Bradley W. Barber’s brother is an employee and received compensation of approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(20) Summarized Quarterly Financial Data (Unaudited)
     The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2008 and 2007 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008:
Total revenues	$245,766	$282,644	$278,647	$261,912
Operating income(1)	26,179	34,863	37,160	8,516
Income (loss) before provision for income taxes(1)	16,228	25,597	27,915	(343)
Net income (loss) (1)	10,209	16,118	17,604	(635)
Basic net income (loss) per common share(2)	0.28	0.45	0.50	(0.02)
Diluted net income (loss) per common share(2)	0.28	0.45	0.50	(0.02)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007(3):
Total revenues	$209,736	$233,145	$270,587	$289,666
Operating income	28,864	32,889	42,387	37,321
Income before provision for income taxes	20,298	24,388	33,348	27,381
Net income	12,134	15,226	20,194	17,072
Basic net income per common share(2)	0.32	0.40	0.53	0.45
Diluted net income per common share(2)	0.32	0.40	0.53	0.45

(1)	During the quarter ended December 31, 2008, we recorded non-cash impairment charges totaling approximately $22.7 million, or 14.4 million after tax, related to the impairment of goodwill and our customer relationships intangible asset. See note 2 to the consolidated financial statements for additional information on the impairment charges.

(2)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.

(3)	Operating results for 2007 include the operating results of Burress since the date of acquisition, September 1, 2007.
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
     We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Equipment rentals	$295,398	$286,573	$251,374
New equipment sales	374,068	355,178	241,281
Used equipment sales	160,780	148,742	133,897
Parts sales	118,345	102,300	82,106
Services revenues	70,124	64,050	53,699

Total segmented revenues	1,018,715	956,843	762,357
Non-segmented revenues	50,254	46,291	42,012

Total revenues	$1,068,969	$1,003,134	$804,369

Gross Profit:
Equipment rentals	$141,606	$146,988	$132,633
New equipment sales	49,596	47,281	30,123
Used equipment sales	38,824	36,391	36,132
Parts sales	34,784	30,509	24,197
Services revenues	44,800	40,974	34,493

Total gross profit from revenues	309,610	302,143	257,578
Non-segmented gross profit	430	3,897	5,603

Total gross profit	$310,040	$306,040	$263,181

	December 31,
	2008	2007
Segment identified assets:
Equipment sales	$108,109	$117,920
Equipment rentals	554,457	577,628
Parts and service	21,131	25,869

Total segment identified assets	683,697	721,417
Non-segment identified assets	282,937	291,436

Total assets	$966,634	$1,012,853

     The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2008, 2007 and 2006 were 4.0%, 1.7% and 0.9%, respectively of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.
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
     The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The financial statements of H&E Equipment Services (California), LLC and H&E California Holdings, Inc. included herein are from the date of our acquisition of Eagle, February 28, 2006. The financial statements of H&E Equipment Services (Mid-Atlantic), Inc., are included from the date of our acquisition of Burress, September 1, 2007.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$11,251	$15	$—	$11,266
Receivables, net	124,757	25,536	—	150,293
Inventories, net	103,540	25,700	—	129,240
Prepaid expenses and other assets	11,467	255	—	11,722
Rental equipment, net	453,320	101,137	—	554,457
Property and equipment, net	45,517	12,605	—	58,122
Deferred financing costs, net	6,964	—	—	6,964
Intangible assets, net	—	1,579	—	1,579
Investment in guarantor subsidiaries	8,448	—	(8,448)	—
Goodwill	5,643	37,348	—	42,991

Total assets	$770,907	$204,175	$(8,448)	$966,634

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$76,325	$—	$—	$76,325
Accounts payable	93,667	—	—	93,667
Manufacturer flooring plans payable	127,690	—	—	127,690
Accrued expenses payable and other liabilities	45,965	1,241	—	47,206
Intercompany balance	(191,461)	191,461	—	—
Related party obligation	145	—	—	145
Notes payable	1,234	725	—	1,959
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,300	—	2,300
Deferred income taxes	75,109	—	—	75,109
Deferred compensation payable	2,026	—	—	2,026

Total liabilities	480,700	195,727	—	676,427
Stockholders’ equity	290,207	8,448	(8,448)	290,207

Total liabilities and stockholders’ equity	$770,907	$204,175	$(8,448)	$966,634

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$250,378	$45,020	$—	$295,398
New equipment sales	292,651	81,417	—	374,068
Used equipment sales	124,076	36,704	—	160,780
Parts sales	97,250	21,095	—	118,345
Services revenues	60,519	9,605	—	70,124
Other	42,364	7,890	—	50,254

Total revenues	867,238	201,731	—	1,068,969

Cost of revenues:
Rental depreciation	85,218	19,093	—	104,311
Rental expense	40,794	8,687	—	49,481
New equipment sales	253,496	70,976	—	324,472
Used equipment sales	90,467	31,489	—	121,956
Parts sales	68,504	15,057	—	83,561
Services revenues	21,948	3,376	—	25,324
Other	40,131	9,693	—	49,824

Total cost of revenues	600,558	158,371	—	785,929

Gross profit:
Equipment rentals	124,366	17,240	—	141,606
New equipment sales	39,155	10,441	—	49,596
Used equipment sales	33,609	5,215	—	38,824
Parts sales	28,746	6,038	—	34,784
Services revenues	38,571	6,229	—	44,800
Other	2,233	(1,803)	—	430

Gross profit	266,680	43,360	—	310,040

Selling, general and administrative expenses	144,604	36,433	—	181,037
Impairment of goodwill and intangible assets	22,721	—	—	22,721
Equity in loss of guarantor subsidiaries	(5,578)	—	5,578	—
Gain on sales of property and equipment	408	28	—	436

Income from operations	94,185	6,955	5,578	106,718
Other income (expense):
Interest expense	(25,613)	(12,642)	—	(38,255)
Other, net	825	109	—	934

Total other expense, net	(24,788)	(12,533)	—	(37,321)

Income (loss) before income taxes	69,397	(5,578)	5,578	69,397
Provision for income taxes	26,101	—	—	26,101

Net income (loss)	$43,296	$(5,578)	$5,578	$43,296

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$43,296	$(5,578)	$5,578	$43,296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	8,401	2,742	—	11,143
Depreciation on rental equipment	85,218	19,093	—	104,311
Amortization of loan discounts and deferred financing costs	1,417	—	—	1,417
Amortization of intangible assets	2,223	—	—	2,223
Provision for losses on accounts receivable	3,064	—	—	3,064
Provision for inventory obsolescence	54	—	—	54
Provision for deferred income taxes	24,428	—	—	24,428
Stock-based compensation expense	1,453	—	—	1,453
Impairment of goodwill and intangible assets	22,721	—	—	22,721
Loss on early extinguishment of debt	—	—	—	—
Gain on sales of property and equipment, net	(408)	(28)	—	(436)
Gain on sales of rental equipment, net	(31,108)	(4,685)	—	(35,793)
Equity in loss of guarantor subsidiaries	5,578	—	(5,577)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	3,264	(4,063)	—	(799)
Inventories, net	3,963	(32,027)	—	(28,064)
Prepaid expenses and other assets	(5,690)	238	—	(5,452)
Accounts payable	9,990	(1,218)	—	8,772
Manufacturer flooring plans payable	(29,247)	(6,002)	—	(35,249)
Accrued expenses payable and other liabilities	394	2,897	—	3,291
Intercompany balances	11,528	(11,528)	—	—
Deferred compensation payable	87	—	—	87

Net cash provided by (used in) operating activities	160,626	(40,159)	—	120,467

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(10,461)	—	(10,461)
Purchases of property and equipment	(22,902)	(1,685)	—	(24,587)
Purchases of rental equipment	(190,655)	64,784	—	(125,871)
Proceeds from sales of property and equipment	949	223	—	1,172
Proceeds from sales of rental equipment	148,045	(24,973)	—	123,072

Net cash provided by (used in) investing activities	(64,563)	27,888	—	(36,675)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	(44)	—	—	(44)
Purchase of treasury stock	(42,577)	—	—	(42,577)
Borrowings on senior secured credit facility	1,042,821	—	—	1,042,821
Payments on senior secured credit facility	(1,096,701)	9,652	—	(1,087,049)
Principal payment of senior secured notes	—	—	—	—
Payments of deferred financing costs	—	—	—	—
Payments of related party obligation	(300)	—	—	(300)
Payments on capital lease obligations	—	(111)	—	(111)
Principal payments of notes payable	(16)	(12)	—	(28)

Net cash provided by (used in) financing activities	(96,817)	9,529	—	(87,288)

Net decrease in cash	(754)	(2,742)	—	(3,496)
Cash, beginning of year	12,005	2,757	—	14,762

Cash, end of year	$11,251	$15	$—	$11,266

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$64,626	$(443)	$443	$64,626
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	7,212	1,798	—	9,010
Depreciation on rental equipment	79,661	14,550	—	94,211
Amortization of loan discounts and deferred financing costs	11,688	(10,314)	—	1,374
Amortization of intangible assets	1,060	—	—	1,060
Provision for losses on accounts receivable	2,502	(290)	—	2,212
Provision for inventory obsolescence	90	—	—	90
Provision for deferred income taxes	38,876	—	—	38,876
Stock-based compensation expense	1,255	—	—	1,255
Loss on early extinguishment of debt	320	—	—	320
Gain on sales of property and equipment, net	(385)	(84)	—	(469)
Gain on sales of rental equipment, net	(30,137)	(3,399)	—	(33,536)
Equity in loss of guarantor subsidiaries	443	—	(443)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(41,306)	9,858	—	(31,448)
Inventories, net	(29,545)	(27,886)	—	(57,431)
Prepaid expenses and other assets	321	15	—	336
Accounts payable	21,695	(7,044)	—	14,651
Manufacturer flooring plans payable	8,909	(13,785)	—	(4,876)
Accrued expenses payable and other liabilities	13,415	(8,250)	—	5,165
Intercompany balances	(143,411)	143,411	—	—
Deferred compensation payable	(1,332)	—	—	(1,332)

Net cash provided by operating activities	5,957	98,137	—	104,094

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(100,177)	—	(100,177)
Purchases of property and equipment	(14,628)	(3,327)	—	(17,955)
Purchases of rental equipment	(231,568)	37,514	—	(194,054)
Proceeds from sales of property and equipment	614	326	—	940
Proceeds from sales of rental equipment	140,726	(18,127)	—	122,599

Net cash used in investing activities	(104,856)	(83,791)	—	(188,647)

Cash flows from financing activities:
Excess tax benefits from stock-based awards	44	—	—	44
Purchase of treasury stock	(13,431)	—	—	(13,431)
Borrowings on senior secured credit facility	1,076,106	—	—	1,076,106
Payments on senior secured credit facility	(955,035)	(9,381)	—	(964,416)
Principal payment of senior secured notes	(4,752)	—	—	(4,752)
Payments of deferred financing costs	(585)	—	—	(585)
Payments of related party obligation	(300)	—	—	(300)
Payments on capital lease obligations	—	(2,287)	—	(2,287)
Principal payments of notes payable	(357)	(10)	—	(367)

Net cash provided by (used in) financing activities	101,690	(11,678)	—	90,012

Net increase in cash	2,791	2,668	—	5,459
Cash, beginning of year	9,214	89	—	9,303

Cash, end of year	$12,005	$2,757	$—	$14,762

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2008, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Date: March 3, 2009

/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
H&E Equipment Services, Inc.
Baton Rouge, Louisiana
We have audited H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). H&E Equipment Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, H&E Equipment Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ deficit and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 3, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
March 3, 2009

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2008.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as part of this report:
     (1) Financial Statements
     The Company’s consolidated financial statements listed below have been filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting	101
Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements	57
Consolidated Balance Sheets as of December 31, 2008 and 2007	58
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	59
Consolidated Statements of Members’ Deficit and Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	60
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	61
Notes to Consolidated Financial Statements	63
     (2) Financial Statement Schedule for the years ended December 31, 2008, 2007 and 2006:

Schedule II—Valuation and Qualifying Accounts	104
     All other schedules are omitted because they are not applicable or not required, or the information appears in the Company’s consolidated financial statements or notes thereto.
     (3) Exhibits
     See Exhibit Index on pages 106-108.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and	Recoveries	Impact of	End
Description	of Year	Expenses	(Deductions)	Acquisition	of Year
	(Amounts in thousands)
Year Ended December 31, 2008
Allowance for doubtful accounts receivable	$4,413	$3,064	$(1,953)	$—	$5,524
Allowance for inventory obsolescence	992	54	(126)	—	920

	$5,405	$3,118	$(2,079)	$—	$6,444

Year Ended December 31, 2007
Allowance for doubtful accounts receivable	$2,852	$2,502	$(941)	$—	$4,413
Allowance for inventory obsolescence	1,326	352	(686)	—	992

	$4,178	$2,854	$(1,627)	$—	$5,405

Year Ended December 31, 2006
Allowance for doubtful accounts receivable	$2,364	$2,062	$(1,574)	$—	$2,852
Allowance for inventory obsolescence	975	503	(152)	—	1,326
Deferred tax asset reserve	8,246	—	(8,246)	—	—

	$11,585	$2,565	$(9,972)	$—	$4,178

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2009.

H&E EQUIPMENT SERVICES, INC.
By:	/s/ John M. Engquist
John M. Engquist
Its: President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ John M. Engquist John M. Engquist	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2009

By:	/s/ Leslie S. Magee Leslie S. Magee	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2009

By:	/s/ Gary W. Bagley	Chairman and Director	March 3, 2009
Gary W. Bagley

By:	/s/ Keith E. Alessi	Director	March 3, 2009
Keith E. Alessi

By:		Director
Paul N. Arnold

By:	/s/ Bruce C. Bruckmann	Director	March 3, 2009
Bruce C. Bruckmann

By:	/s/ Lawrence C. Karlson	Director	March 2, 2009
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	March 3, 2009
John T. Sawyer

Exhibit Index
2.1	Agreement and Plan of Merger, dated February 2, 2006, among the Company, H&E LLC and Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

2.2	Agreement and Plan of Merger, dated as of May 15, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on May 17, 2007.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 31, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

2.4	Acquisition Agreement, dated as of January 4, 2005, among H&E Equipment Services, L.L.C., Eagle Merger Corp., Eagle High Reach Equipment, LLC, Eagle High Reach Equipment, Inc., SBN Eagle LLC, SummitBridge National Investments, LLC and the shareholders of Eagle High Reach Equipment, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K of H&E Equipment Services L.L.C. (File Nos. 333-99587 and 333-99589), filed January 5, 2006).

3.1	Amended and Restated Certificate of Incorporation of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

3.2	Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed June 5, 2007).

3.3	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.4	Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.5	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.6	Certificate of Incorporation of H&E Finance Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.7	Certificate of Incorporation of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.8	Articles of Incorporation of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.9	Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.10	Bylaws of H&E Finance Corp. (incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.11	Bylaws of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.12	Bylaws of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

4.1	Amended and Restated Security Holders Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.2	Amended and Restated Investor Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.3	Amended and Restated Registration Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.4	Form of H&E Equipment Services, Inc. common stock certificate (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 5, 2006).

4.5	Indenture, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 8 3/8% senior notes due 2016 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).

4.6	Registration Rights Agreement, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California), LLC, H&E Finance Corp., Credit Suisse Securities (USA) LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).

10.1	Consulting Agreement, dated April 10, 2007, between the Company and Gary W. Bagley (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed April 30, 2007).

10.2	Second Amended and Restated Credit Agreement, dated as of September 1, 2007, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., J.W. Burress, Incorporated, General Electric Capital Corporation, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

10.3	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 7, 2007, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H3&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., H&E Equipment Services (Mid-Atlantic), Inc., General Electric Capital Corporation, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on November 13, 2007).

10.4	Contribution Agreement and Plan of Reorganization, dated as of June 14, 2002, by and among H&E Holdings, L.L.C., BRSEC Co-Investment II, LLC (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.5	First Amended and Restated Management Agreement, dated as of June 17, 2002, Bruckmann, Rosser, Sherrill & Co., Inc., Bruckmann, Rosser, Sherrill & Co., L.L.C., H&E Holdings L.L.C. and H&E Equipment Services, L.L.C. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.6	Employment Agreement, dated as of June 29, 1999, by and between Gulf Wide Industries, L.L.C., and John M. Engquist (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.7	First Amendment to the Employment Agreement, dated as of August 10, 2001, by and among Gulf Wide Industries, L.L.C. and John M. Engquist (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.8	Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.9	Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).

10.10	Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.11	H&E Equipment Services, Inc. 2006 Stock-Based Compensation Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 28, 2006).

10.12	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

18.1	BDO Seidman, LLP Preferability Letter. (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO Seidman, LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith