Form 10-Q
period 2009-03-31
H&E Equipment Services, Inc.
filed 2009-05-06
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes ☐ No ☐
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
     Yes ☐ No ☑
     As of May 4, 2009, there were 34,691,488 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

MARCH 31, 2009

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction and industrial activity in the markets where we operate in North America, as well as the current macroeconomic downturn and the impact of current conditions in the global credit markets and its effect on construction spending and the economy in general;

•	relationships with new equipment suppliers;

•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;

•	our indebtedness;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash	$10,836	$11,266
Receivables, net of allowance for doubtful accounts of $5,915 and $5,524, respectively	109,867	150,293
Inventories, net of reserves for obsolescence of $929 and $920, respectively	134,903	129,240
Prepaid expenses and other assets	10,000	11,722
Rental equipment, net of accumulated depreciation of $218,552 and $210,961, respectively	526,230	554,457
Property and equipment, net of accumulated depreciation and amortization of $37,748 and $35,187, respectively	62,389	58,122
Deferred financing costs, net of accumulated amortization of $7,986 and $7,631, respectively	6,609	6,964
Intangible assets, net of accumulated amortization of $2,048 and $1,900, respectively	1,431	1,579
Goodwill	42,991	42,991

Total assets	$905,256	$966,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$67,936	$76,325
Accounts payable	60,956	93,667
Manufacturer flooring plans payable	113,686	127,690
Accrued expenses payable and other liabilities	37,728	47,206
Related party obligation	75	145
Notes payable	1,952	1,959
Senior unsecured notes	250,000	250,000
Capital lease payable	2,271	2,300
Deferred income taxes	76,032	75,109
Deferred compensation payable	2,042	2,026

Total liabilities	612,678	676,427

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,287,848 shares issued at March 31, 2009 and December 31, 2008 and 34,691,488 and 34,706,372 shares outstanding at March 31, 2009 and December 31, 2008, respectively	383	383
Additional paid-in capital	207,625	207,346
Treasury stock at cost, 3,596,360 shares of common stock held at March 31, 2009 and 3,581,476 shares of common stock held at December 31, 2008, respectively	(56,094)	(56,008)
Retained earnings	140,664	138,486

Total stockholders’ equity	292,578	290,207

Total liabilities and stockholders’ equity	$905,256	$966,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Equipment rentals	$55,484	$71,211
New equipment sales	64,057	76,353
Used equipment sales	16,093	41,411
Parts sales	26,023	28,914
Services revenues	15,457	16,588
Other	9,082	11,289

Total revenues	186,196	245,766

Cost of revenues:
Rental depreciation	23,785	26,428
Rental expense	11,330	11,816
New equipment sales	55,315	65,546
Used equipment sales	12,688	30,919
Parts sales	18,522	20,266
Services revenues	5,703	6,141
Other	8,573	11,926

Total cost of revenues	135,916	173,042

Gross profit	50,280	72,724

Selling, general and administrative expenses	39,147	46,684
Gain (loss) on sales of property and equipment, net	(18)	139

Income from operations	11,115	26,179

Other income (expense):
Interest expense	(8,181)	(10,167)
Other, net	215	216

Total other expense, net	(7,966)	(9,951)

Income before income taxes	3,149	16,228
Provision for income taxes	971	6,019

Net income	$2,178	$10,209

Net income per common share:
Basic	$0.06	$0.28

Diluted	$0.06	$0.28

Weighted average common shares outstanding:
Basic	34,581	36,684

Diluted	34,597	36,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,178	$10,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	2,795	2,821
Depreciation on rental equipment	23,785	26,428
Amortization of loan discounts and deferred financing costs	355	365
Amortization of intangible assets	148	713
Provision for losses on accounts receivable	1,232	647
Provision for inventory obsolescence	34	16
Provision for deferred income taxes	923	5,455
Stock-based compensation expense	279	316
(Gain) loss on sales of property and equipment, net	18	(139)
Gain on sales of rental equipment, net	(3,101)	(9,885)
Changes in operating assets and liabilities:
Receivables, net	39,194	15,927
Inventories, net	(9,898)	(23,235)
Prepaid expenses and other assets	1,722	(1,060)
Accounts payable	(32,711)	(18,370)
Manufacturer flooring plans payable	(14,004)	(22,013)
Accrued expenses payable and other liabilities	(9,473)	(6,174)
Deferred compensation payable	16	36

Net cash provided by (used in) operating activities	3,492	(17,943)

Cash flows from investing activities:
Purchases of property and equipment	(7,123)	(3,172)
Purchases of rental equipment	(1,538)	(22,649)
Proceeds from sales of property and equipment	43	406
Proceeds from sales of rental equipment	13,282	34,263

Net cash provided by investing activities	4,664	8,848

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	—	(44)
Purchases of treasury stock	(86)	(19,473)
Borrowings on senior secured credit facility	220,835	294,974
Payments on senior secured credit facility	(229,224)	(268,943)
Payments of related party obligation	(75)	(75)
Payments of capital lease obligation	(29)	(27)
Principal payments on notes payable	(7)	(7)

Net cash provided by (used in) financing activities	(8,586)	6,405

Net decrease in cash	(430)	(2,690)
Cash, beginning of period	11,266	14,762

Cash, end of period	$10,836	$12,072

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2009	2008
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$4,201	$25,346

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,117	$15,098

Income taxes paid, net of refunds received	$(354)	$—

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2008, from which the balance sheet amounts as of December 31, 2008 were derived.
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
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three month period ended March 31, 2009, there were no significant changes to those accounting policies.
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

     Accounting Pronouncements Adopted in Fiscal Year 2009
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141 (“SFAS 141”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. SFAS 141R also establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously, under SFAS 141, changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill whereas under SFAS 141R, any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the allowance is reversed. Additionally, under SFAS 141R, transaction related expenses, which were previously capitalized as direct costs of the acquisition, will be expensed as incurred under SFAS 141R. We will apply the provisions of SFAS 141R prospectively to business combinations consummated after January 1, 2009. The impact that SFAS 141R may have on our financial condition, results of operations or cash flows will depend upon the nature, terms and size of the acquisition and changes to the valuation allowances.
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 permitted a one-year deferral for the implementation of the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), with regard to certain non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 became effective for us on January 1, 2009 and did not have a material impact on our condensed consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. FSP 142-3 became effective for us on January 1, 2009 and did not have a material impact on our condensed consolidated financial statements.
     Accounting Pronouncements Not Yet Adopted
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Because SFAS 162 applies only to establishing hierarchy, it will not have a material impact on our financial position, results of operations, or cash flows.
     In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (“APB”) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b” and “APB 28-a,” respectively).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. SFAS 107-b and APB 28-a are not expected to have a material impact on our financial position, results of operations, or cash flows.
     In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS 157-e”).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157.  SFAS

157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  SFAS 157-e is not expected to have a material impact on our financial position, results of operations, cash flows, or disclosures.
(3) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2009 (amounts in thousands, except share data):

	Common Stock
			Additional			Total
	Shares		Paid-in	Stock	Earnings	Stockholders’
	Issued	Amount	Capital	Treasury	Retained	Equity
Balances at December 31, 2008	38,287,848	$383	$207,346	$(56,008)	$138,486	$290,207
Stock-based compensation	—	—	279	—	—	279
Surrender of 14,884 shares(1)	—	—	—	(86)	—	(86)
Net income	—	—	—	—	2,178	2,178

Balances at March 31, 2009	38,287,848	$383	$207,625	$(56,094)	$140,664	$292,578

(1)	On February 22, 2009, 40,650 shares of non-vested stock that were issued in 2006 subsequently vested pursuant to the terms of the respective grant agreements. In accordance with the provisions of our 2006 Stock-Based Incentive Compensation Plan, holders of those vested shares returned 14,884 common shares to the Company as payment for their respective employee withholding taxes. This resulted in an addition of 14,884 shares to Treasury Stock.
(4) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), “Share-Based Payment.” Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,350,172 shares as of March 31, 2009.
Non-vested Stock
     The following table summarizes our non-vested stock activity for the three months ended March 31, 2009:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested stock at December 31, 2008	136,404	$15.77
Granted	—	—
Vested	(40,650)	$24.60
Forfeited	—	—

Non-vested stock at March 31, 2009	95,754	$12.02

     As of March 31, 2009, we have unrecognized compensation expense of $0.8 million related to non-vested stock that we expect to be recognized over a weighted-average period of 2.3 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Compensation expense	$239	$250

Stock Options
     At March 31, 2009, there was approximately $26,000 of unrecognized compensation expense related to stock option awards that are expected to be recognized over a weighted-average period of 1.2 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Compensation expense	$40	$66
     The following table represents stock option activity for the three months ended March 31, 2009:

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	In Years
Outstanding options at December 31, 2008	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at March 31, 2009	51,000	$24.80	7.0

Options exercisable at March 31, 2009	47,000	$24.67	6.9

     The closing price of our common stock on March 31, 2009 was $6.55. All options outstanding at March 31, 2009 have grant date fair values which exceed the March 31, 2009 closing stock price.
     The following table summarizes non-vested stock option activity for the three months ended March 31, 2009:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock options at December 31, 2008	19,000	$24.95
Granted	—	—
Vested	(15,000)	$24.60
Forfeited	—	—

Non-vested stock options at March 31, 2009	4,000	$26.27

(5) Closed Branch Facility Charges
     We continuously monitor and identify branch facilities with revenues and operating margins that consistently fall below Company performance standards. Once identified, we continue to monitor these branches to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with unfavorable long-term prospects. If necessary, branches with unfavorable long-term prospects are closed and the rental fleet and new and used equipment inventory are deployed to more profitable branches within our geographic footprint with higher demand.
     On March 20, 2009, we closed our Charleston, South Carolina branch. Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. In connection with the branch closing, we recorded charges of approximately $0.2 million, which consisted primarily of the writeoff of leasehold improvements and is included within “Gain (loss) on sales of property and equipment, net” in our condensed consolidated statements of income. No other significant lease termination costs, one-time termination benefit costs or other associated costs were incurred in connection with the branch closing.

     In April 2009, we closed our branch location in Fort Pierce, Florida. We do not expect to record significant exit or disposal costs during our second quarter ended June 30, 2009 related to the closing of this branch location.
     Although we do not expect to incur material charges for any additional branch facility closings occurring prior to December 31, 2009, additional charges are possible to the extent that actual settlements differ from our previous estimates of such costs. We cannot predict the extent of future branch location closures or the financial impact of such closings, if any.
(6) Earnings per Share
     Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur upon vesting of restricted stock or exercise of stock options into common stock. The following table sets forth the computation of basic and diluted net income per common share for the three month periods ended March 31, 2009 and 2008 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Basic net income per share:
Net income	$2,178	$10,209
Weighted average number of common shares outstanding	34,581	36,684
Net income per common share — basic	$0.06	$0.28
Diluted net income per share:
Net income	$2,178	$10,209
Weighted average number of common shares outstanding	34,581	36,684
Effect of dilutive securities:
Effect of dilutive stock options	—	—
Effect of dilutive non-vested stock	16	—

Weighted average number of common shares outstanding — diluted	34,597	36,684
Net income per common share — diluted	$0.06	$0.28
Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51
Non-vested restricted stock	96	64
(7) Senior Secured Credit Facility
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
     At March 31, 2009, the interest rate on the senior secured credit facility was LIBOR plus 125 basis points, or 2.76%. The senior secured credit facility is senior to all other outstanding debt, secured by all assets of the Company (except for equipment that is collateralized under manufacturer flooring plan arrangements) and is guaranteed by the Company’s domestic subsidiaries (see note 9 to the condensed consolidated financial statements). The balance outstanding on the senior secured credit facility as of March 31, 2009 was approximately $67.9 million. Additional borrowings available under the terms of the senior secured credit facility as of March 31, 2009, net of $7.8 million of standby letters of credit outstanding, totaled $244.2 million. The average interest rate on outstanding borrowings for the three months ended March 31, 2009 was approximately 2.54%. As of March 31, 2009, we were in compliance with our financial covenant under the senior secured credit facility. As of May 4, 2009, we had $254.9 million of available borrowings under our senior secured credit facility, net of $7.8 million of outstanding letters of credit.
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
     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Equipment rentals	$55,484	$71,211
New equipment sales	64,057	76,353
Used equipment sales	16,093	41,411
Parts sales	26,023	28,914
Services revenues	15,457	16,588

Total segmented revenues	177,114	234,477
Non-segmented revenues	9,082	11,289

Total revenues	$186,196	$245,766

Gross Profit (Loss):
Equipment rentals	$20,369	$32,967
New equipment sales	8,742	10,807
Used equipment sales	3,405	10,492
Parts sales	7,501	8,648
Services revenues	9,754	10,447

Total segmented gross profit	49,771	73,361
Non-segmented gross profit (loss)	509	(637)

Total gross profit	$50,280	$72,724

	Balances at
	March 31,	December 31,
	2009	2008
Segment identified assets:
Equipment sales	$115,373	$108,109
Equipment rentals	526,230	554,457
Parts and services	19,530	21,131

Total segment identified assets	661,133	683,697
Non-segment identified assets	244,123	282,937

Total assets	$905,256	$966,634

     The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2009 and 2008 were 1.2% and 2.7% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.
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
     The condensed consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp. are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The condensed consolidating balance sheet amounts as of December 31, 2008 included herein were derived from our annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2008.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$10,820	$16	$—	$10,836
Receivables, net	95,542	14,325	—	109,867
Inventories, net	108,040	26,863	—	134,903
Prepaid expenses and other assets	9,741	259	—	10,000
Rental equipment, net	425,299	100,931	—	526,230
Property and equipment, net	50,256	12,133	—	62,389
Deferred financing costs, net	6,609	—	—	6,609
Intangible assets, net	—	1,431	—	1,431
Investment in guarantor subsidiaries	4,769	—	(4,769)	—
Goodwill	5,643	37,348	—	42,991

Total assets	$716,719	$193,306	$(4,769)	$905,256

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$67,936	$—	$—	$67,936
Accounts payable	60,956	—	—	60,956
Manufacturer flooring plans payable	113,686	—	—	113,686
Accrued expenses payable and other liabilities	36,348	1,380	—	37,728
Intercompany balances	(184,164)	184,164	—	—
Related party obligation	75	—	—	75
Notes payable	1,230	722	—	1,952
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,271	—	2,271
Deferred income taxes	76,032	—	—	76,032
Deferred compensation payable	2,042	—	—	2,042

Total liabilities	424,141	188,537	—	612,678
Stockholders’ equity	292,578	4,769	(4,769)	292,578

Total liabilities and stockholders’ equity	$716,719	$193,306	$(4,769)	$905,256

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$11,251	$15	$—	$11,266
Receivables, net	124,757	25,536	—	150,293
Inventories, net	103,540	25,700	—	129,240
Prepaid expenses and other assets	11,467	255	—	11,722
Rental equipment, net	453,320	101,137	—	554,457
Property and equipment, net	45,517	12,605	—	58,122
Deferred financing costs, net	6,964	—	—	6,964
Intangible assets, net	—	1,579	—	1,579
Investment in guarantor subsidiaries	8,448	—	(8,448)	—
Goodwill	5,643	37,348	—	42,991

Total assets	$770,907	$204,175	$(8,448)	$966,634

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$76,325	$—	$—	$76,325
Accounts payable	93,667	—	—	93,667
Manufacturer flooring plans payable	127,690	—	—	127,690
Accrued expenses payable and other liabilities	45,965	1,241	—	47,206
Intercompany balances	(191,461)	191,461	—	—
Related party obligation	145	—	—	145
Notes payable	1,234	725	—	1,959
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,300	—	2,300
Deferred income taxes	75,109	—	—	75,109
Deferred compensation payable	2,026	—	—	2,026

Total liabilities	480,700	195,727	—	676,427
Stockholders’ equity	290,207	8,448	(8,448)	290,207

Total liabilities and stockholders’ equity	$770,907	$204,175	$(8,448)	$966,634

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$46,773	$8,711	$—	$55,484
New equipment sales	55,073	8,984	—	64,057
Used equipment sales	13,917	2,176	—	16,093
Parts sales	22,261	3,762	—	26,023
Services revenues	13,608	1,849	—	15,457
Other	7,692	1,390	—	9,082

Total revenues	159,324	26,872	—	186,196

Cost of revenues:
Rental depreciation	19,333	4,452	—	23,785
Rental expense	9,397	1,933	—	11,330
New equipment sales	47,662	7,653	—	55,315
Used equipment sales	10,800	1,888	—	12,688
Parts sales	15,806	2,716	—	18,522
Services revenues	5,053	650	—	5,703
Other	6,934	1,639	—	8,573

Total cost of revenues	114,985	20,931	—	135,916

Gross profit:
Equipment rentals	18,043	2,326	—	20,369
New equipment sales	7,411	1,331	—	8,742
Used equipment sales	3,117	288	—	3,405
Parts sales	6,455	1,046	—	7,501
Services revenues	8,555	1,199	—	9,754
Other	758	(249)	—	509

Gross profit	44,339	5,941	—	50,280

Selling, general and administrative expenses	32,476	6,671	—	39,147
Equity in loss of guarantor subsidiaries	(3,679)	—	3,679	—
Gain (loss) on sales of property and equipment, net	81	(99)	—	(18)

Income (loss) from operations	8,265	(829)	3,679	11,115

Other income (expense):
Interest expense	(5,311)	(2,870)	—	(8,181)
Other, net	195	20	—	215

Total other expense, net	(5,116)	(2,850)	—	(7,966)

Income (loss) before provision for income taxes	3,149	(3,679)	3,679	3,149
Provision for income taxes	971	—	—	971

Net income (loss)	$2,178	$(3,679)	$3,679	$2,178

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$61,919	$9,292	$—	$71,211
New equipment sales	62,435	13,918	—	76,353
Used equipment sales	34,030	7,381	—	41,411
Parts sales	23,137	5,777	—	28,914
Services revenues	14,152	2,436	—	16,588
Other	9,602	1,687	—	11,289

Total revenues	205,275	40,491	—	245,766

Cost of revenues:
Rental depreciation	21,632	4,796	—	26,428
Rental expense	9,972	1,844	—	11,816
New equipment sales	53,296	12,250	—	65,546
Used equipment sales	24,600	6,319	—	30,919
Parts sales	16,178	4,088	—	20,266
Services revenues	5,215	926	—	6,141
Other	9,538	2,388	—	11,926

Total cost of revenues	140,431	32,611	—	173,042

Gross profit:
Equipment rentals	30,315	2,652	—	32,967
New equipment sales	9,139	1,668	—	10,807
Used equipment sales	9,430	1,062	—	10,492
Parts sales	6,959	1,689	—	8,648
Services revenues	8,937	1,510	—	10,447
Other	64	(701)	—	(637)

Gross profit	64,844	7,880	—	72,724

Selling, general and administrative expenses	37,624	9,060	—	46,684
Equity in loss of guarantor subsidiaries	(4,503)	—	4,503	—
Gain on sales of property and equipment, net	110	29	—	139

Income (loss) from operations	22,827	(1,151)	4,503	26,179

Other income (expense):
Interest expense	(6,794)	(3,373)	—	(10,167)
Other, net	195	21	—	216

Total other expense, net	(6,599)	(3,352)	—	(9,951)

Income (loss) before provision for income taxes	16,228	(4,503)	4,503	16,228
Provision for income taxes	6,019	—	—	6,019

Net income (loss)	$10,209	$(4,503)	$4,503	$10,209

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$2,178	$(3,679)	$3,679	$2,178
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	2,237	558	—	2,795
Depreciation on rental equipment	19,333	4,452	—	23,785
Amortization of loan discounts and deferred financing costs	355	—	—	355
Amortization of intangible assets	—	148	—	148
Provision for losses on accounts receivable	1,088	144	—	1,232
Provision for inventory obsolescence	34	—	—	34
Provision for deferred income taxes	923	—	—	923
Stock-based compensation expense	279	—	—	279
(Gain) loss on sales of property and equipment, net	(81)	99	—	18
Gain on sales of rental equipment, net	(775)	(2,326)	—	(3,101)
Equity in loss of guarantor subsidiaries	3,679	—	(3,679)	—
Changes in operating assets and liabilities:
Receivables, net	28,127	11,067	—	39,194
Inventories, net	(8,008)	(1,890)	—	(9,898)
Prepaid expenses and other assets	1,726	(4)	—	1,722
Accounts payable	(32,711)	—	—	(32,711)
Manufacturer flooring plans payable	(14,004)	—	—	(14,004)
Accrued expenses payable and other liabilities	(9,612)	139	—	(9,473)
Intercompany balances	7,297	(7,297)	—	—
Deferred compensation payable	16	—	—	16

Net cash provided by operating activities	2,081	1,411	—	3,492

Cash flows from investing activities:
Purchases of property and equipment	(6,935)	(188)	—	(7,123)
Purchases of rental equipment	1,560	(3,098)	—	(1,538)
Proceeds from sales of property and equipment	40	3	—	43
Proceeds from sales of rental equipment	11,377	1,905	—	13,282

Net cash provided by (used in) investing activities	6,042	(1,378)	—	4,664

Cash flows from financing activities:
Purchase of treasury stock	(86)	—	—	(86)
Borrowings on senior secured credit facility	220,835	—	—	220,835
Payments on senior secured credit facility	(229,224)	—	—	(229,224)
Payments of related party obligation	(75)	—	—	(75)
Payments on capital lease obligations	—	(29)	—	(29)
Principal payments of notes payable	(4)	(3)	—	(7)

Net cash used in financing activities	(8,554)	(32)	—	(8,586)

Net increase (decrease) in cash	(431)	1	—	(430)
Cash, beginning of period	11,251	15	—	11,266

Cash, end of period	$10,820	$16	$—	$10,836

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$10,209	$(4,503)	$4,503	$10,209
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	1,999	822	—	2,821
Depreciation on rental equipment	21,632	4,796	—	26,428
Amortization of loan discounts and deferred financing costs	751	(386)	—	365
Amortization of intangible assets	713	—	—	713
Provision for losses on accounts receivable	647	—	—	647
Provision for inventory obsolescence	16	—	—	16
Provision for deferred income taxes	5,455	—	—	5,455
Stock-based compensation expense	316	—	—	316
Gain on sales of property and equipment, net	(110)	(29)	—	(139)
Gain on sales of rental equipment, net	(8,884)	(1,001)	—	(9,885)
Equity in loss of guarantor subsidiaries	4,503	—	(4,503)	—
Changes in operating assets and liabilities:
Receivables, net	12,100	3,827	—	15,927
Inventories, net	(23,383)	148	—	(23,235)
Prepaid expenses and other assets	(1,389)	329	—	(1,060)
Accounts payable	(23,249)	4,879	—	(18,370)
Manufacturer flooring plans payable	(16,011)	(6,002)	—	(22,013)
Accrued expenses payable and other liabilities	(4,154)	(2,020)	—	(6,174)
Intercompany balances	18,569	(18,569)	—	—
Deferred compensation payable	36	—	—	36

Net cash used in operating activities	(234)	(17,709)	—	(17,943)

Cash flows from investing activities:
Purchases of property and equipment	(2,697)	(475)	—	(3,172)
Purchases of rental equipment	(34,312)	11,663	—	(22,649)
Proceeds from sales of property and equipment	382	24	—	406
Proceeds from sales of rental equipment	40,054	(5,791)	—	34,263

Net cash provided by investing activities	3,427	5,421	—	8,848

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	(44)	—	—	(44)
Purchase of treasury stock	(19,473)	—	—	(19,473)
Borrowings on senior secured credit facility	294,974	—	—	294,974
Payments on senior secured credit facility	(278,595)	9,652	—	(268,943)
Payments of related party obligation	(75)	—	—	(75)
Payments on capital lease obligation	—	(27)		(27)
Principal payments of notes payable	(4)	(3)	—	(7)

Net cash provided by (used in) financing activities	(3,217)	9,622	—	6,405

Net decrease in cash	(24)	(2,666)	—	(2,690)
Cash, beginning of period	12,005	2,757	—	14,762

Cash, end of period	$11,981	$91	$—	$12,072

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2009, and its results of operations for the three month period ended March 31, 2009, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     As of May 4, 2009, we operated 62 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
     Through our predecessor companies, we have been in the equipment services business for approximately 48 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment services companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.
     In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and H&E Holdings no longer existed under operation of law pursuant to the merger reincorporation.
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the quarter ended March 31, 2009. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

     Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three months ended March 31, 2009, approximately 29.8% of our total revenues were attributable to equipment rentals, 34.4% of our total revenues were attributable to new equipment sales, 8.6% were attributable to used equipment sales, 14.0% were attributable to parts sales, 8.3% were attributable to our services revenues and 4.9% were attributable to non-segmented other revenues.
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
     Used Equipment Sales. We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet through our existing branch network and, to a lesser extent through other means, including equipment auctions. The remainder of used equipment sales revenues comes from the sale of inventoried equipment that we acquire through trade-ins from our equipment customers and selective purchases of high-quality used equipment. Our policy is not to offer specified price trade-in arrangements on equipment for sale. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide a profitable distribution channel for disposal of rental equipment. We recognize revenue for the sale of used equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
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
     Non-Segmented Other Revenues. Our non-segmented other revenues consist of billings to customers for equipment support and activities including: transportation, hauling, parts freight and loss damage waiver charges. We recognize non-segmented other revenues at the time of billing and after the services have been provided.
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2009, our total cost of revenues was approximately $135.9 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three months ended March 31, 2009, our selling, general and administrative expenses were approximately $39.1 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of income are not generally allocated to our reportable segments.
     Cost of Revenues:
     Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with an estimated 25% salvage value, and industrial lift-trucks over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated over a three year estimated useful life.
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
     Interest Expense:
     Interest expense for the periods presented represents the interest on our outstanding debt instruments. Interest expense also includes non-cash interest expense related to the amortization cost of deferred financing costs.
Principal Cash Flows
     We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under our revolving senior secured credit facility as the primary sources of funds to purchase our inventory and to fund working capital and capital expenditures (see also “Liquidity and Capital Resources” below).

Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. The net book value of rental equipment at March 31, 2009 was $526.2 million, or approximately 58.1% of our total assets. Our rental fleet, as of March 31, 2009, consisted of approximately 18,088 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $763.2 million. As of March 31, 2009, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	13,088	72.4%	$445.6	58.4%	37.3
Cranes	437	2.4%	97.4	12.8%	32.3
Earthmoving	1,562	8.6%	148.2	19.4%	24.3
Industrial Lift Trucks	1,280	7.1%	42.3	5.5%	32.7
Other	1,721	9.5%	29.7	3.9%	24.6

Total	18,088	100.0%	$763.2	100.0%	34.5

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
     On average, we increased the overall average age of our rental fleet equipment by approximately 1.2 months for the three months ended March 31, 2009. The original acquisition cost of our overall gross rental fleet decreased by $22.4 million for the three months ended March 31, 2009 as part of a planned elimination of rental fleet growth capital expenditures and selective fleet replacement expenditures during the period in response to a challenging economic environment and global credit market conditions (see also “Liquidity and Capital Resources” below).
     Our average rental rates for the three months ended March 31, 2009 were 9.9% lower than the comparative three month period ended March 31, 2008, and 7.5% lower than the previous three month period ended December 31, 2008 (see further discussion on rental rates in “Results of Operations” below). The rental equipment mix among our four core product lines for the three months ended March 31, 2009 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost. As a result of our in-house service capabilities and extensive maintenance program, we believe our rental fleet is well-maintained.
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008:
•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures and by the availability of credit to those customers.

•	Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries, as well as adverse credit market conditions, can cause demand for our products to materially decrease.

•	Adverse weather. Adverse weather in any geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. The adverse weather also has a seasonal impact in parts of our Intermountain region, primarily in the winter months.
     For a discussion of seasonality, see “Seasonality” below.
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results. The revenue and gross margin period-to-period comparisons below have been negatively impacted in the current year by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the current macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Continued weakness or further deterioration in the non-residential construction and industrial sectors could have a material adverse effect on our financial position, results of operations and cash flows in the future.
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     Revenues.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2009	2008	Decrease	Decrease
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$55,484	$71,211	$(15,727)	(22.1)%
New equipment sales	64,057	76,353	(12,296)	(16.1)%
Used equipment sales	16,093	41,411	(25,318)	(61.1)%
Parts sales	26,023	28,914	(2,891)	(10.0)%
Services revenues	15,457	16,588	(1,131)	(6.8)%
Non-Segmented revenues	9,082	11,289	(2,207)	(19.6)%

Total revenues	$186,196	$245,766	$(59,570)	(24.2)%

     Total Revenues. Our total revenues were $186.2 million for the three months ended March 31, 2009 compared to $245.8 million for the same period in 2008, a decrease of $59.6 million, or 24.2%. Revenues decreased for all reportable segments as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended March 31, 2009 decreased $15.7 million, or 22.1%, to approximately $55.5 million from $71.2 million for the same three month period in 2008. Rental revenues decreased for all four core product lines. Revenues from aerial work platforms decreased $10.3 million, cranes decreased $0.9 million, earthmoving equipment decreased $0.8 million, lift trucks decreased $0.9 million and other equipment rentals decreased $2.8 million. These decreases were due to lower demand resulting from the factors discussed above, which resulted in a further decline in our rental rates. Our average rental rates for the three month period ended March 31, 2009 declined 9.9% compared to the same three month period last year.
     Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the three months ended March 31, 2009 was approximately 28.7% in 2009 compared to 35.5% in 2008, a decrease of approximately 6.8%. The decrease in comparative rental equipment dollar utilization was the result of a 9.9% decrease in average rental rates for the comparative periods and an 8.4% decrease in rental equipment time utilization (equipment usage based on customer demand) from 64.5% in 2008 to 56.1% in 2009.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended March 31, 2009 decreased $12.3 million, or 16.1%, to $64.1 million from $76.4 million for the comparable period in 2008. Sales of new cranes increased $3.7 million, largely as a result of crane orders in 2008 that were fulfilled in the first quarter of 2009. Sales of new aerial work platforms decreased $5.2 million, sales of earthmoving equipment decreased $8.1 million, sales of lift trucks decreased $0.8 million and sales of other new equipment decreased $1.9 million, reflecting lower demand for these product lines.
     Used Equipment Sales Revenues. Our used equipment sales decreased $25.3 million, or 61.1%, to $16.1 million for the three months ended March 31, 2009, from $41.4 million for the same period in 2008, primarily as a result of lower demand for used equipment. Sales of used cranes decreased $8.6 million while sales of used aerial work platform equipment, used earthmoving equipment and used lift trucks decreased $9.1 million, $6.6 million and $1.0 million, respectively.
     Parts Sales Revenues. Our parts sales decreased $2.9 million, or 10.0%, to approximately $26.0 million for the three months ended March 31, 2009 from approximately $28.9 million for the same period in 2008. The decrease was due to a decrease in customer demand for parts due to the decline in construction and industrial activity since last year.
     Services Revenues. Our services revenues for the three months ended March 31, 2009 decreased $1.1 million, or 6.8%, to $15.5 million from $16.6 million for the same period last year. The decline was largely due to a decrease in demand for services due to the decline in construction and industrial activity since last year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended March 31, 2009, our other revenues decreased $2.2 million, or 19.6%, over the same period last year. The decrease was primarily due to a decrease in the volume in these services in conjunction with the decline of our primary business activities.
     Gross Profit.

			Total	Total
	Three Months Ended		Dollar	Percentage
	March 31,		Change	Change
	2009	2008	Incr/(Decr)	Incr/(Decr)
		(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$20,369	$32,967	$(12,598)	(38.2)%
New equipment sales	8,742	10,807	(2,065)	(19.1)%
Used equipment sales	3,405	10,492	(7,087)	(67.5)%
Parts sales	7,501	8,648	(1,147)	(13.3)%
Services revenues	9,754	10,447	(693)	(6.6)%
Non-Segmented revenues	509	(637)	1,146	179.9%

Total gross profit	$50,280	$72,724	$(22,444)	(30.9)%

     Total Gross Profit. Our total gross profit was $50.3 million for the three months ended March 31, 2009 compared to $72.7 million for the three months ended March 31, 2008, a decrease of $22.4 million, or 30.9%. Total gross profit margin for the three months ended March 31, 2009 was 27.0%, a decrease of 2.6% from the 29.6% gross profit margin for the same three month period in 2008. Gross profit and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended March 31, 2009 decreased $12.6 million, or 38.2%, to approximately $20.4 million from $33.0 million in the same period in 2008. The decrease in equipment rentals gross profit is the net result of a $15.7 million decrease in rental revenues, which was partially offset by a $0.5 million net decrease in rental expenses and a $2.6 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller fleet size in 2009 compared to 2008. As a percentage of equipment rental revenues, maintenance and repair costs were 14.8% in 2009 compared to 12.3% in 2008 and depreciation expense was 42.9% in 2009 compared to 37.1% in 2008. These percentage increases are primarily attributable to the decline in comparative rental revenues.
     Gross profit margin in 2009 was 36.7%, down 9.6% from 46.3% in the same period in 2008. This gross profit margin decline was primarily due to a 9.9% decline in our average rental rates and the product mix of equipment rented, combined with the increase in rental and depreciation expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended March 31, 2009 decreased $2.1 million, or 19.1%, to $8.7 million compared to $10.8 million for the same period in 2008 on a total new equipment sales decline of $12.3 million. Gross profit margin on new equipment sales for the three months ended March 31, 2009 was 13.6%, a decrease of 0.6% from 14.2% in the same period last year. The decrease in comparative gross margin realized in the current year period was largely the result of the product mix of equipment sold.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended March 31, 2009 decreased $7.1 million, or 67.5%, to $3.4 million from the $10.5 million for the same period in 2008 on a used equipment sales decrease of

$25.3 million. Gross profit margin in 2009 was 21.2%, down 4.1% from 25.3% in the same period last year, as a result of the product mix of used equipment sold and margin contraction due to lower overall demand for used equipment. Our used equipment sales from the rental fleet, which comprised approximately 83% of our used equipment sales for the three month periods ended March 31, 2009 and 2008, were approximately 130.5% of net book value for the three months ended March 31, 2009 compared to 140.6% for the comparable period last year.
     Parts Sales Gross Profit. For the three months ended March 31, 2009, our parts sales revenue gross profit decreased approximately $1.1 million, or 13.3%, to $7.5 million from $8.6 million for the same period in 2008 on a $2.9 million decline in parts sales revenues. Gross profit margin for the three months ended March 31, 2009 was 28.8%, a decrease of 1.1% from 29.9% in the same period last year, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the three months ended March 31, 2009, our services revenues gross profit decreased approximately $0.7 million, or 6.6%, to $9.8 million from $10.5 million for the same period in 2008. Gross profit margin in 2009 was 63.1%, up 0.1% from 63.0% in the same period last year.
     Non-Segmented Other Revenues Gross Profit (Loss). For the three months ended March 31, 2009, our non-segmented other revenues realized a gross profit of $0.5 million, up $1.1 million compared to a gross loss of $(0.6) million for the three month period ended March 31, 2008, primarily as a result of lower fuel and other transportation costs.
     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $7.6 million, or 16.1%, to $39.1 million for the three months ended March 31, 2009 compared to $46.7 million for the same period last year. The net decrease in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses decreased $6.7 million as a result of workforce reductions and other cost control measures instituted by the Company in 2008 combined with lower commissions that resulted from lower rental and sales revenues. Amortization expense related to intangible assets decreased $0.6 million, and fuel, utilities and other supply costs decreased approximately $1.0 million. These decreases were partially offset by a $0.6 million increase in bad debt expense, reflecting some deterioration in our customer accounts receivables, and a $0.6 million increase in outside services costs consisting primarily of professional fees. Stock-based compensation expense was $0.3 million in each of the three months ended March 31, 2009 and 2008. As a percent of total revenues, SG&A expenses were 21.0% for the three months ended March 31, 2009, an increase of 2.0% from 19.0% in the prior year, reflecting the fixed cost nature of certain SG&A expenses.
     Other Income (Expense). For the three months ended March 31, 2009, our net other expenses decreased by approximately $2.0 million to $8.0 million compared to $10.0 million for the same period in 2008. The $2.0 million decrease was substantially the result of a $2.0 million decrease in interest expense to $8.2 million for the three months ended March 31, 2009 compared to $10.2 million for the same period in 2008. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $1.5 million lower in the current year period largely as a result of a decrease in our average borrowings under the senior secured credit facility compared to the prior year and a lower effective average interest rate on those borrowings in the current year. Additionally, other interest expense decreased $0.5 in the current year period, primarily as a result of a $0.4 million decrease in interest expense on our manufacturing flooring plan payables used to finance inventory purchases, as a result of lower outstanding balances on those manufacturing flooring plan payables in the current year period and lower average interest rates, reflecting the decline in the prime interest rate since last year.
     Income Taxes. Income tax expense for the three months ended March 31, 2009 decreased approximately $5.0 million to approximately $1.0 million compared to $6.0 million for the three months ended March 31, 2008. The effective income tax rate for the three months ended March 31, 2009 was 30.8% compared to 37.1% for the same period last year. The decrease in our effective tax rate was the result of lower pre-tax income without a corresponding decrease in the permanent differences, primarily our tax deductible goodwill permanent difference. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at March 31, 2009 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash provided by operating activities for the three months ended March 31, 2009 was $3.5 million. Our reported net income of $2.2 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $28.6 million. These cash flows from operating activities were also positively impacted by a decrease of $39.2 million in net accounts receivable and a $1.7 million decrease in prepaid expenses and other assets. Partially offsetting these positive cash flows were increases in our inventories of $9.9 million, a decrease of $32.7 million in accounts payable, a $14.0 million decrease in manufacturing flooring plans payable, and a $9.5 million decrease in accrued expenses and other liabilities.
     Our cash used in operating activities for the three months ended March 31, 2008 was $17.9 million. Our reported net income of $10.2 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $37.0 million. These cash flows from operating activities were also positively impacted by a decrease of $15.9 million in net accounts receivable. Partially offsetting these positive cash flows were increases in our inventories of $23.2 million, an increase of $1.0 million in prepaid expenses and other assets, an $18.4 million decrease in accounts payable, a $22.0 million decrease in manufacturing flooring plans payable, and a $6.2 million decrease in accrued expenses and other liabilities.
     Cash flow from investing activities. For the three months ended March 31, 2009, cash provided by our investing activities was approximately $4.7 million. This is a net result of proceeds from the sale of rental and non-rental equipment of approximately $13.3 million, which was partially offset by purchases of rental and non-rental equipment totaling approximately $8.6 million.
     For the three months ended March 31, 2008, cash provided by our investing activities was approximately $8.8 million. This is a net result of proceeds from the sale of rental and non-rental equipment of approximately $34.6 million, which was partially offset by purchases of rental and non-rental equipment totaling $25.8 million.
     Cash flow from financing activities. For the three months ended March 31, 2009, cash used in our financing activities was approximately $8.6 million. Our total borrowings during the period under our senior secured credit facility were $220.8 million and total payments under the senior secured credit facility in the same period were $229.2 million. We also made payments under our related party obligation of $0.1 million.
     For the three months ended March 31, 2008, cash provided by our financing activities was approximately $6.4 million. Our total borrowings during the period under our senior secured credit facility were $295.0 million and total payments under the senior secured credit facility in the same period were $268.9 million. We also purchased $19.5 million of treasury stock, which includes $19.3 million of stock repurchases under the Company’s stock repurchase program, which expired on its terms on December 31, 2008, and made payments under our related party obligation of $0.1 million.
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
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three months ended March 31, 2009 were $5.7 million, including $4.2 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three months ended March 31, 2009 were $7.1 million, which includes approximately $6.1 million related to the implementation of a new enterprise resource planning system that is expected to be completed in the fourth quarter of 2009 or early 2010. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Given the challenging economic environment in which we currently operate, as well as the global credit crisis, we expect to eliminate growth capital expenditures for the rental fleet in the near term and employ a very selective approach toward replacement rental fleet capital expenditures. We anticipate that this approach will allow us to generate cash flow to permit the pay down of debt and/or other general corporate purposes. As of May 4, 2009, we had $254.9 million of available borrowings under our senior secured credit facility, net of $7.8 million of outstanding letters of credit.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

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
Contractual and Commercial Commitments
     There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance Sheet Arrangements
     There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates due to the fact that interest on our senior secured credit facility is calculated based upon LIBOR plus 125 basis points. At March 31, 2009, we had $67.9 million of outstanding borrowings under our senior secured credit facility. The interest rate in effect on those borrowings at March 31, 2009 was approximately 2.76%. A 1.0% increase in the effective interest rate on our outstanding borrowings at March 31, 2009 would increase our interest expense by approximately $0.7 million on an annualized basis. We did not have significant exposure to changing interest rates as of March 31, 2009 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on

Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our periodic SEC reports was recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
     Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A — “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     There have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities
     On February 22, 2009, 40,650 shares of non-vested stock that was issued in 2006 vested at $5.75 per share. In accordance with the provisions of our 2006 Stock-Based Incentive Compensation Plan, holders of those vested shares returned 14,884 common shares to the Company as payment for their respective employee withholding taxes. This resulted in an addition of 14,884 shares to Treasury Stock.
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

H&E EQUIPMENT SERVICES, INC.
Dated: May 6, 2009	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2009	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).