Form 10-Q
period 2009-06-30
H&E Equipment Services, Inc.
filed 2009-08-05
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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
     Yes ☐ No ☑
     As of August 3, 2009, there were 34,927,049 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

JUNE 30, 2009

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
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash	$8,868	$11,266
Receivables, net of allowance for doubtful accounts of $5,988 and $5,524, respectively	97,354	150,293
Inventories, net of reserves for obsolescence of $894 and $920, respectively	126,699	129,240
Prepaid expenses and other assets	7,837	11,722
Rental equipment, net of accumulated depreciation of $220,235 and $210,961, respectively	497,402	554,457
Property and equipment, net of accumulated depreciation and amortization of $39,700 and $35,187, respectively	64,831	58,122
Deferred financing costs, net of accumulated amortization of $8,341 and $7,631, respectively	6,255	6,964
Intangible assets, net of accumulated amortization of $2,196 and $1,900, respectively	1,283	1,579
Goodwill	42,991	42,991

Total assets	$853,520	$966,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Amounts due on senior secured credit facility	$44,981	$76,325
Accounts payable	37,830	93,667
Manufacturer flooring plans payable	105,287	127,690
Accrued expenses payable and other liabilities	39,777	47,206
Related party obligation	—	145
Notes payable	1,945	1,959
Senior unsecured notes	250,000	250,000
Capital lease payable	2,241	2,300
Deferred income taxes	76,440	75,109
Deferred compensation payable	2,059	2,026

Total liabilities	560,560	676,427

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,525,688 and 38,287,848 shares issued at June 30, 2009 and December 31, 2008, respectively, and 34,927,049 and 34,706,372 shares outstanding at June 30, 2009 and December 31, 2008, respectively	385	383
Additional paid-in capital	207,763	207,346
Treasury stock at cost, 3,598,639 and 3,581,476 shares of common stock held at June 30, 2009 and December 31, 2008, respectively	(56,115)	(56,008)
Retained earnings	140,927	138,486

Total stockholders’ equity	292,960	290,207

Total liabilities and stockholders’ equity	$853,520	$966,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Equipment rentals	$50,077	$75,234	$105,561	$146,445
New equipment sales	59,268	99,985	123,325	176,338
Used equipment sales	20,463	47,152	36,556	88,563
Parts sales	26,335	29,247	52,358	58,161
Services revenues	15,482	17,730	30,939	34,318
Other	8,616	13,296	17,698	24,585

Total revenues	180,241	282,644	366,437	528,410

Cost of revenues:
Rental depreciation	22,899	26,048	46,684	52,476
Rental expense	10,902	12,130	22,232	23,946
New equipment sales	51,655	87,164	106,970	152,710
Used equipment sales	16,725	36,463	29,413	67,382
Parts sales	18,865	20,740	37,387	41,006
Services revenues	5,710	6,283	11,413	12,424
Other	8,979	13,253	17,552	25,179

Total cost of revenues	135,735	202,081	271,651	375,123

Gross profit	44,506	80,563	94,786	153,287

Selling, general and administrative expenses	36,122	45,857	75,269	92,541
Gain on sales of property and equipment, net	201	157	183	296

Income from operations	8,585	34,863	19,700	61,042

Other income (expense):
Interest expense	(8,011)	(9,531)	(16,192)	(19,698)
Other, net	180	265	395	481

Total other expense, net	(7,831)	(9,266)	(15,797)	(19,217)

Income before provision for income taxes	754	25,597	3,903	41,825
Provision for income taxes	491	9,479	1,462	15,498

Net income	$263	$16,118	$2,441	$26,327

Net income per common share:
Basic	$0.01	$0.45	$0.07	$0.72

Diluted	$0.01	$0.45	$0.07	$0.72

Weighted average common shares outstanding:
Basic	34,596	35,986	34,588	36,335

Diluted	34,596	35,988	34,595	36,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,441	$26,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	5,552	5,538
Depreciation on rental equipment	46,684	52,476
Amortization of loan discounts and deferred financing costs	709	730
Amortization of intangible assets	296	1,467
Provision for losses on accounts receivable	2,053	1,521
Provision for inventory obsolescence	39	27
Provision for deferred income taxes	1,331	14,485
Stock-based compensation expense	417	631
Gain on sales of property and equipment, net	(183)	(296)
Gain on sales of rental equipment, net	(6,638)	(19,274)
Changes in operating assets and liabilities:
Receivables, net	50,886	3,531
Inventories, net	(3,979)	(36,521)
Prepaid expenses and other assets	3,885	238
Accounts payable	(55,837)	9,985
Manufacturer flooring plans payable	(22,403)	(10,399)
Accrued expenses payable and other liabilities	(7,422)	(920)
Deferred compensation payable	33	19

Net cash provided by operating activities	17,864	49,565

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(5,306)
Purchases of property and equipment	(12,394)	(11,748)
Purchases of rental equipment	(4,877)	(68,474)
Proceeds from sales of property and equipment	316	982
Proceeds from sales of rental equipment	28,367	69,939

Net cash provided by (used in) investing activities	11,412	(14,607)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	—	(44)
Purchases of treasury stock	(107)	(33,077)
Borrowings on senior secured credit facility	387,311	536,099
Payments on senior secured credit facility	(418,655)	(544,059)
Payments of related party obligation	(150)	(150)
Payments of capital lease obligation	(59)	(55)
Principal payments on notes payable	(14)	(14)

Net cash used in financing activities	(31,674)	(41,300)

Net decrease in cash	(2,398)	(6,342)
Cash, beginning of period	11,266	14,762

Cash, end of period	$8,868	$8,420

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2009	2008
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$6,481	$35,465

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,678	$18,895

Income taxes, net of refunds received	$259	$1,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization and Nature of Operations
Basis of Presentation
     Our condensed consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries: H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California) LLC and H&E Equipment Services (Mid-Atlantic), Inc., collectively referred to herein as “we” or “us” or “our” or the “Company.”
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2008, from which the balance sheet amounts as of December 31, 2008 were derived.
     All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements. Business combinations accounted for as acquisitions are included in the condensed consolidated financial statements from their respective dates of acquisition.
     We have evaluated all subsequent events through August 5, 2009, the date the condensed condensed consolidated financial statements were issued.
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
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes to those accounting policies during the three and six month periods ended June 30, 2009.
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
     Accounting Pronouncements Adopted in Fiscal Year 2009
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141 (“SFAS 141”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. SFAS 141R also establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously, under SFAS 141, changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill whereas under SFAS 141R, any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the allowance is reversed. Under SFAS 141R, transaction related expenses, which were previously capitalized as direct costs of the acquisition, will be expensed as incurred under SFAS 141R. In April 2009, the FASB also released FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), to address some of the application issues under SFAS 141R. FSP 141R-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. We will apply the provisions of SFAS 141R and FSP 141R-1 prospectively to business combinations consummated after January 1, 2009. The impact that SFAS 141R and FSP 141R-1 may have on our financial condition, results of operations or cash flows will depend upon the nature, terms and size of the acquisition and changes to the valuation allowances.
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 permitted a one-year deferral for the implementation of the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), with regard to certain non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP157-2 became effective for us on January 1, 2009 and did not have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When Volume and Level of Activity or the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance under SFAS 157 on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 became effective for us in the quarter ended June 30, 2009 and did not have a material impact on our condensed consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. FSP 142-3 became effective for us on January 1, 2009 and did not have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1,” respectively). FSP 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. We adopted FSP 107-1 and APB 28-1 during our quarter ended June 30, 2009 and have provided the additional disclosures required in this Quarterly Report on Form 10-Q.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for us for the quarter ended June 30, 2009 and did not have a material effect on our condensed consolidated financial statements.
     Accounting Pronouncements Not Yet Adopted
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement is effective for us beginning in fiscal 2010. We are still assessing the potential impact of adoption.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, aside from those issued by the SEC. SFAS 168 becomes effective for us in our third quarter ending September 30, 2009. The Codification is not expected to have material impact on the Company’s financial statements.
     (3) Fair Value of Financial Instruments
     Pursuant to our adoption of FSB 107-1 and APB 28-1, the following information provides the additional disclosures concerning our financial instruments.
     The carrying value of financial instruments reported in our accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount for our senior secured credit facility approximates fair value because the underlying instrument includes provisions to adjust our interest rates based on current market rates. The determination of the fair value of our letters of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures have been calculated based upon market quotes and present value calculations based on our current estimated incremental borrowing rates for similar types of borrowing arrangements, which are presented in the table below (amounts in thousands):

	June 30, 2009
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 7.00%	$105,287	$90,154
Senior unsecured notes with interest compounded at 8.375%	250,000	202,500
Notes payable to lenders with interest computed at 7.25% to 9.55%	1,945	1,451
Capital lease payable with interest computed at 5.929%	2,241	2,052
Letters of credit	—	98

	December 31, 2008
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 7.25%	$127,690	$105,053
Senior unsecured notes with interest compounded at 8.375%	250,000	132,500
Notes payable to lenders with interest computed at 7.25% to 9.55%	1,959	1,249
Capital lease payable with interest computed at 5.929%	2,300	2,210
Letters of credit	—	87

(4) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2009 (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2008	38,287,848	$383	$207,346	$(56,008)	$138,486	$290,207
Stock-based compensation	—	—	417	—	—	417
Surrender of 17,163 shares(1)	—	—	—	(107)	—	(107)
Issuance of common stock	237,840	2	—	—	—	2
Net income	—	—	—	—	2,441	2,441

Balances at June 30, 2009	38,525,688	$385	$207,763	$(56,115)	$140,927	$292,960

(1)	On February 22, 2009, 40,650 shares of non-vested stock that were issued in 2006 subsequently vested pursuant to the terms of the respective grant agreements. On June 30, 2009, 31,919 shares of non-vested stock that were issued in 2008 subsequently vested pursuant to the terms of the respective grant agreements. In accordance with the provisions of our 2006 Stock-Based Incentive Compensation Plan, holders of those vested shares returned in total 17,163 common shares to the Company as payment for their respective employee withholding taxes. This resulted in an addition of 17,163 shares to Treasury Stock.
(5) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised) (“SFAS 123R”), Share-Based Payment. Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,112,332 shares of common stock as of June 30, 2009.
Non-vested Restricted Stock
     The following table summarizes our non-vested stock activity for the six months ended June 30, 2009:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested restricted stock at December 31, 2008	136,404	$15.77
Granted	237,840	$7.07
Vested	(72,569)	$19.07
Forfeited	—	—

Non-vested restricted stock at June 30, 2009	301,675	$7.78

     On June 1 and June 2, 2009, we issued non-vested restricted stock grants for 227,260 shares and 10,580 shares, respectively. Compensation expense was determined based on the $6.62 and $7.09 market price of our stock on the June 1, 2009 and June 2, 2009 grant dates, respectively, applied to the total number of shares that were anticipated to fully vest. As of June 30, 2009, we have unrecognized compensation expense of $2.2 million related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.6 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six month periods ended June 30, 2009 and 2008 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Compensation expense	$133	$251	$372	$501

Stock Options
     At June 30, 2009, there was $21,000 of unrecognized compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.0 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six month periods ended June 30, 2009 and 2008 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Compensation expense	$5	$64	$45	$130
     The following table represents stock option activity for the six months ended June 30, 2009:

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	in Years
Outstanding options at December 31, 2008	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at June 30, 2009	51,000	$24.80	6.8

Options exercisable at June 30, 2009	49,000	$24.74	6.7

     The closing price of our common stock on June 30, 2009 was $9.35. All options outstanding at June 30, 2009 have grant date fair values which exceed the June 30, 2009 closing stock price.
     The following table summarizes non-vested stock option activity for the six months ended June 30, 2009:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock options at December 31, 2008	19,000	$24.95
Granted	—	—
Vested	(17,000)	$24.80
Forfeited	—	—

Non-vested stock options at June 30, 2009	2,000	$26.27

(6) Closed Branch Facility Charges
     We continuously monitor and identify branch facilities with revenues and operating margins that consistently fall below Company performance standards. Once identified, we continue to monitor these branches to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with unfavorable long-term prospects. If necessary, branches with unfavorable long-term prospects are closed and the rental fleet and new and used equipment inventories are deployed to more profitable branches within our geographic footprint where demand is higher.
     During the six months ended June 30, 2009, we closed or consolidated two branches. Under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. In connection with the branch closings, we recorded charges of approximately $0.1 million and $0.3 million, respectively, for the three and six month periods ended June 30, 2009. These charges consist primarily of the writeoff of leasehold improvements and the estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company. These estimated lease costs represent the fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although we do not expect to incur material charges for branch closures occurring prior to June 30, 2009, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs.
(7) Earnings per Share
     Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur upon vesting of restricted stock or exercise of stock options into common stock. The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2009 and 2008 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic net income per share:
Net income	$263	$16,118	$2,441	$26,327
Weighted average number of shares of common stock outstanding	34,596	35,986	34,588	36,335

Net income per share of common stock — basic	$0.01	$0.45	$0.07	$0.72

Diluted net income per share:
Net income	$263	$16,118	$2,441	$26,327
Weighted average number of shares of common stock outstanding	34,596	35,986	34,588	36,335
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested stock	—	2	7	4

Weighted average number of shares of common stock outstanding — diluted	34,596	35,988	34,595	36,339

Net income per share of common stock — diluted	$0.01	$0.45	$0.07	$0.72

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	167	51	130	51

Stock options	51	40	51	49

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
     At June 30, 2009, the interest rate on the senior secured credit facility was LIBOR plus 125 basis points, or approximately 2.62%. The senior secured credit facility is senior to all other outstanding debt, secured by all assets of the Company (except for equipment that is collateralized under manufacturer flooring plan arrangements) and is guaranteed by the Company’s domestic subsidiaries (see note 10 to the condensed consolidated financial statements). The balance outstanding on the senior secured credit facility as of June 30, 2009 was approximately $45.0 million. Additional borrowings available under the terms of the senior secured credit facility as of June 30, 2009, net of $7.8 million of standby letters of credit outstanding, totaled $267.2 million. The average interest rate on our outstanding borrowings for the three and six month periods ended June 30, 2009 was approximately 2.08% and 2.35%, respectively. As of June 30, 2009, we were in compliance with our financial covenant under the senior secured credit facility.

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
     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Equipment rentals	$50,077	$75,234	$105,561	$146,445
New equipment sales	59,268	99,985	123,325	176,338
Used equipment sales	20,463	47,152	36,556	88,563
Parts sales	26,335	29,247	52,358	58,161
Services revenues	15,482	17,730	30,939	34,318

Total segmented revenues	171,625	269,348	348,739	503,825
Non-segmented revenues	8,616	13,296	17,698	24,585

Total revenues	$180,241	$282,644	$366,437	$528,410

Gross Profit:
Equipment rentals	$16,276	$37,056	$36,645	$70,023
New equipment sales	7,613	12,821	16,355	23,628
Used equipment sales	3,738	10,689	7,143	21,181
Parts sales	7,470	8,507	14,971	17,155
Services revenues	9,772	11,447	19,526	21,894

Total segmented gross profit	44,869	80,520	94,640	153,881
Non-segmented gross profit (loss)	(363)	43	146	(594)

Total gross profit	$44,506	$80,563	$94,786	$153,287

	Balances at
	June 30,	December 31,
	2009	2008
Segment identified assets:
Equipment sales	$108,214	$108,109
Equipment rentals	497,402	554,457
Parts and services	18,485	21,131

Total segment identified assets	624,101	683,697
Non-segment identified assets	229,419	282,937

Total assets	$853,520	$966,634

     The Company operates primarily in the United States and our sales to international customers for the three and six month periods ended June 30, 2009 were 7.5% and 4.3%, respectively, of total revenues compared to 5.2% and 4.1% for the three and six month periods ended June 30, 2008. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.
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
CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$8,857	$11	$—	$8,868
Receivables, net	84,566	12,788	—	97,354
Inventories, net	99,457	27,242	—	126,699
Prepaid expenses and other assets	7,578	259	—	7,837
Rental equipment, net	395,190	102,212	—	497,402
Property and equipment, net	53,080	11,751	—	64,831
Deferred financing costs, net	6,255	—	—	6,255
Intangible assets, net	—	1,283	—	1,283
Investment in guarantor subsidiaries	2,137	—	(2,137)	—
Goodwill	5,643	37,348	—	42,991

Total assets	$662,763	$192,894	$(2,137)	$853,520

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$44,981	$—	$—	$44,981
Accounts payable	37,725	105	—	37,830
Manufacturer flooring plans payable	105,287	—	—	105,287
Accrued expenses payable and other liabilities	38,257	1,520	—	39,777
Intercompany balances	(186,172)	186,172	—	—
Notes payable	1,226	719	—	1,945
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,241	—	2,241
Deferred income taxes	76,440	—	—	76,440
Deferred compensation payable	2,059	—	—	2,059

Total liabilities	369,803	190,757	—	560,560
Stockholders’ equity	292,960	2,137	(2,137)	292,960

Total liabilities and stockholders’ equity	$662,763	$192,894	$(2,137)	$853,520

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$11,251	$15	$—	$11,266
Receivables, net	124,757	25,536	—	150,293
Inventories, net	103,540	25,700	—	129,240
Prepaid expenses and other assets	11,467	255	—	11,722
Rental equipment, net	453,320	101,137	—	554,457
Property and equipment, net	45,517	12,605	—	58,122
Deferred financing costs, net	6,964	—	—	6,964
Intangible assets, net	—	1,579	—	1,579
Investment in guarantor subsidiaries	8,448	—	(8,448)	—
Goodwill	5,643	37,348	—	42,991

Total assets	$770,907	$204,175	$(8,448)	$966,634

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$76,325	$—	$—	$76,325
Accounts payable	93,667	—	—	93,667
Manufacturer flooring plans payable	127,690	—	—	127,690
Accrued expenses payable and other liabilities	45,965	1,241	—	47,206
Intercompany balances	(191,461)	191,461	—	—
Related party obligation	145	—	—	145
Notes payable	1,234	725	—	1,959
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,300	—	2,300
Deferred income taxes	75,109	—	—	75,109
Deferred compensation payable	2,026	—	—	2,026

Total liabilities	480,700	195,727	—	676,427
Stockholders’ equity	290,207	8,448	(8,448)	290,207

Total liabilities and stockholders’ equity	$770,907	$204,175	$(8,448)	$966,634

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$40,956	$9,121	$—	$50,077
New equipment sales	48,480	10,788	—	59,268
Used equipment sales	17,651	2,812	—	20,463
Parts sales	22,393	3,942	—	26,335
Services revenues	13,572	1,910	—	15,482
Other	7,065	1,551	—	8,616

Total revenues	150,117	30,124	—	180,241

Cost of revenues:
Rental depreciation	18,378	4,521	—	22,899
Rental expense	8,808	2,094	—	10,902
New equipment sales	42,276	9,379	—	51,655
Used equipment sales	14,253	2,472	—	16,725
Parts sales	16,039	2,826	—	18,865
Services revenues	5,083	627	—	5,710
Other	7,107	1,872	—	8,979

Total cost of revenues	111,944	23,791	—	135,735

Gross profit (loss):
Equipment rentals	13,770	2,506	—	16,276
New equipment sales	6,204	1,409	—	7,613
Used equipment sales	3,398	340	—	3,738
Parts sales	6,354	1,116	—	7,470
Services revenues	8,489	1,283	—	9,772
Other	(42)	(321)	—	(363)

Gross profit	38,173	6,333	—	44,506

Selling, general and administrative expenses	30,215	5,907	—	36,122
Equity in loss of guarantor subsidiaries	(2,631)	—	2,631	—
Gain on sales of property and equipment, net	158	43	—	201

Income from operations	5,485	469	2,631	8,585

Other income (expense):
Interest expense	(4,903)	(3,108)	—	(8,011)
Other, net	172	8	—	180

Total other expense, net	(4,731)	(3,100)	—	(7,831)

Income (loss) before provision for income taxes	754	(2,631)	2,631	754
Provision for income taxes	491	—	—	491

Net income (loss)	$263	$(2,631)	$2,631	$263

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$64,237	$10,997	$—	$75,234
New equipment sales	78,065	21,920	—	99,985
Used equipment sales	34,747	12,405	—	47,152
Parts sales	23,894	5,353	—	29,247
Services revenues	15,312	2,418	—	17,730
Other	11,223	2,073	—	13,296

Total revenues	227,478	55,166	—	282,644

Cost of revenues:
Rental depreciation	21,391	4,657	—	26,048
Rental expense	10,049	2,081	—	12,130
New equipment sales	68,337	18,827	—	87,164
Used equipment sales	25,503	10,960	—	36,463
Parts sales	16,944	3,796	—	20,740
Services revenues	5,470	813	—	6,283
Other	10,845	2,408	—	13,253

Total cost of revenues	158,539	43,542	—	202,081

Gross profit (loss):
Equipment rentals	32,797	4,259	—	37,056
New equipment sales	9,728	3,093	—	12,821
Used equipment sales	9,244	1,445	—	10,689
Parts sales	6,950	1,557	—	8,507
Services revenues	9,842	1,605	—	11,447
Other	378	(335)	—	43

Gross profit	68,939	11,624	—	80,563

Selling, general and administrative expenses	37,678	8,179	—	45,857
Equity in earnings of guarantor subsidiaries	323	—	(323)	—
Gain on sales of property and equipment, net	113	44	—	157

Income from operations	31,697	3,489	(323)	34,863

Other income (expense):
Interest expense	(6,334)	(3,197)	—	(9,531)
Other, net	234	31	—	265

Total other expense, net	(6,100)	(3,166)	—	(9,266)

Income before provision for income taxes	25,597	323	(323)	25,597
Provision for income taxes	9,479	—	—	9,479

Net income	$16,118	$323	$(323)	$16,118

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$87,729	$17,832	$—	$105,561
New equipment sales	103,554	19,771	—	123,325
Used equipment sales	31,568	4,988	—	36,556
Parts sales	44,654	7,704	—	52,358
Services revenues	27,180	3,759	—	30,939
Other	14,756	2,942	—	17,698

Total revenues	309,441	56,996	—	366,437

Cost of revenues:
Rental depreciation	37,710	8,974	—	46,684
Rental expense	18,205	4,027	—	22,232
New equipment sales	89,939	17,031	—	106,970
Used equipment sales	25,054	4,359	—	29,413
Parts sales	31,844	5,543	—	37,387
Services revenues	10,136	1,277	—	11,413
Other	14,041	3,511	—	17,552

Total cost of revenues	226,929	44,722	—	271,651

Gross profit (loss):
Equipment rentals	31,814	4,831	—	36,645
New equipment sales	13,615	2,740	—	16,355
Used equipment sales	6,514	629	—	7,143
Parts sales	12,810	2,161	—	14,971
Services revenues	17,044	2,482	—	19,526
Other	715	(569)	—	146

Gross profit	82,512	12,274	—	94,786

Selling, general and administrative expenses	62,691	12,578	—	75,269
Equity in loss of guarantor subsidiaries	(6,311)	—	6,311	—
Gain (loss) on sales of property and equipment, net	239	(56)	—	183

Income (loss) from operations	13,749	(360)	6,311	19,700

Other income (expense):
Interest expense	(10,214)	(5,978)	—	(16,192)
Other, net	368	27	—	395

Total other expense, net	(9,846)	(5,951)	—	(15,797)

Income (loss) before provision for income taxes	3,903	(6,311)	6,311	3,903
Provision for income taxes	1,462	—	—	1,462

Net income (loss)	$2,441	$(6,311)	$6,311	$2,441

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$126,156	$20,289	$—	$146,445
New equipment sales	140,500	35,838	—	176,338
Used equipment sales	68,777	19,786	—	88,563
Parts sales	47,030	11,131	—	58,161
Services revenues	29,465	4,853	—	34,318
Other	20,825	3,760	—	24,585

Total revenues	432,753	95,657	—	528,410

Cost of revenues:
Rental depreciation	43,023	9,453	—	52,476
Rental expense	20,021	3,925	—	23,946
New equipment sales	121,632	31,078	—	152,710
Used equipment sales	50,104	17,278	—	67,382
Parts sales	33,122	7,884	—	41,006
Services revenues	10,685	1,739	—	12,424
Other	20,383	4,796	—	25,179

Total cost of revenues	298,970	76,153	—	375,123

Gross profit (loss):
Equipment rentals	63,112	6,911	—	70,023
New equipment sales	18,868	4,760	—	23,628
Used equipment sales	18,673	2,508	—	21,181
Parts sales	13,908	3,247	—	17,155
Services revenues	18,780	3,114	—	21,894
Other	442	(1,036)	—	(594)

Gross profit	133,783	19,504	—	153,287

Selling, general and administrative expenses	75,302	17,239	—	92,541
Equity in losses of guarantor subsidiaries	(4,180)	—	4,180	—
Gain on sales of property and equipment, net	222	74	—	296

Income from operations	54,523	2,339	4,180	61,042

Other income (expense):
Interest expense	(13,128)	(6,570)	—	(19,698)
Other, net	430	51	—	481

Total other expense, net	(12,698)	(6,519)	—	(19,217)

Income (loss) before provision for income taxes	41,825	(4,180)	4,180	41,825
Provision for income taxes	15,498	—	—	15,498

Net income (loss)	$26,327	$(4,180)	$4,180	$26,327

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$2,441	$(6,311)	$6,311	$2,441
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	4,471	1,081	—	5,552
Depreciation on rental equipment	37,710	8,974	—	46,684
Amortization of loan discounts and deferred financing costs	709	—	—	709
Amortization of intangible assets	—	296	—	296
Provision for losses on accounts receivable	1,788	265	—	2,053
Provision for inventory obsolescence	39	—	—	39
Provision for deferred income taxes	1,331	—	—	1,331
Stock-based compensation expense	417	—	—	417
(Gain) loss on sales of property and equipment, net	(239)	56	—	(183)
Gain on sales of rental equipment, net	(6,032)	(606)	—	(6,638)
Equity in loss of guarantor subsidiaries	6,311	—	(6,311)	—
Changes in operating assets and liabilities:
Receivables, net	38,403	12,483	—	50,886
Inventories, net	(688)	(3,291)	—	(3,979)
Prepaid expenses and other assets	3,889	(4)	—	3,885
Accounts payable	(55,942)	105	—	(55,837)
Manufacturer flooring plans payable	(22,403)	—	—	(22,403)
Accrued expenses payable and other liabilities	(7,701)	279	—	(7,422)
Intercompany balances	5,289	(5,289)	—	—
Deferred compensation payable	33	—	—	33

Net cash provided by operating activities	9,826	8,038	—	17,864

Cash flows from investing activities:
Purchases of property and equipment	(12,023)	(371)	—	(12,394)
Purchases of rental equipment	6,401	(11,278)	—	(4,877)
Proceeds from sales of property and equipment	228	88	—	316
Proceeds from sales of rental equipment	24,783	3,584	—	28,367

Net cash provided by (used in) investing activities	19,389	(7,977)	—	11,412

Cash flows from financing activities:
Purchases of treasury stock	(107)	—	—	(107)
Borrowings on senior secured credit facility	387,311	—	—	387,311
Payments on senior secured credit facility	(418,655)	—	—	(418,655)
Payments of related party obligation	(150)	—	—	(150)
Payments on capital lease obligations	—	(59)	—	(59)
Principal payments of notes payable	(8)	(6)	—	(14)

Net cash used in financing activities	(31,609)	(65)	—	(31,674)

Net decrease in cash	(2,394)	(4)	—	(2,398)
Cash, beginning of period	11,251	15	—	11,266

Cash, end of period	$8,857	$11	$—	$8,868

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$26,327	$(4,180)	$4,180	$26,327
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	4,044	1,494	—	5,538
Depreciation on rental equipment	43,023	9,453	—	52,476
Amortization of loan discounts and deferred financing costs	730	—	—	730
Amortization of intangible assets	1,467	—	—	1,467
Provision for losses on accounts receivable	1,521	—	—	1,521
Provision for inventory obsolescence	27	—	—	27
Provision for deferred income taxes	14,485	—	—	14,485
Stock-based compensation expense	631	—	—	631
Gain on sales of property and equipment, net	(222)	(74)	—	(296)
Gain on sales of rental equipment, net	(17,124)	(2,150)	—	(19,274)
Equity in loss of guarantor subsidiaries	4,180	—	(4,180)	—
Changes in operating assets and liabilities:
Receivables, net	2,304	1,227	—	3,531
Inventories, net	(3,944)	(32,577)	—	(36,521)
Prepaid expenses and other assets	(62)	300	—	238
Accounts payable	10,551	(566)	—	9,985
Manufacturer flooring plans payable	(7,598)	(2,801)	—	(10,399)
Accrued expenses payable and other liabilities	(3,975)	3,055	—	(920)
Intercompany balances	(2,011)	2,011	—	—
Deferred compensation payable	19	—	—	19

Net cash provided by (used in) operating activities	74,373	(24,808)	—	49,565

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(5,306)	—	(5,306)
Purchases of property and equipment	(10,541)	(1,207)	—	(11,748)
Purchases of rental equipment	(101,576)	33,102	—	(68,474)
Proceeds from sales of property and equipment	830	152	—	982
Proceeds from sales of rental equipment	84,119	(14,180)	—	69,939

Net cash provided by (used in) investing activities	(27,168)	12,561	—	(14,607)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	(44)	—	—	(44)
Purchases of treasury stock	(33,077)	—	—	(33,077)
Borrowings on senior secured credit facility	536,099	—	—	536,099
Payments on senior secured credit facility	(553,711)	9,652	—	(544,059)
Payments of related party obligation	(150)	—	—	(150)
Payments on capital lease obligation	—	(55)	—	(55)
Principal payments of notes payable	(8)	(6)	—	(14)

Net cash provided by (used in) financing activities	(50,891)	9,591	—	(41,300)

Net decrease in cash	(3,686)	(2,656)	—	(6,342)
Cash, beginning of period	12,005	2,757	—	14,762

Cash, end of period	$8,319	$101	$—	$8,420

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2009, and its results of operations for the three and six month periods ended June 30, 2009, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     As of August 3, 2009, we operated 62 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.
     Through our predecessor companies, we have been in the equipment services business for approximately 48 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment services companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region and ICM operated 16 facilities in the Intermountain region of the United States.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the three and six month periods ended June 30, 2009. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six months ended June 30, 2009, approximately 28.8% of our total revenues were attributable to equipment rentals, 33.7% of our total revenues were attributable to new equipment sales, 10.0% were attributable to used equipment sales, 14.3% were attributable to parts sales, 8.4% were attributable to our services revenues and 4.8% were attributable to non-segmented other revenues.
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

     Equipment Rentals. Revenues from equipment rentals depend on rental rates. Because rental rates are impacted by competition in specific regions and markets, we continuously monitor and adjust our rental rates. Equipment rental revenue is also impacted by the availability of equipment and by time utilization (equipment usage based on customer demand). We generate reports on, among other things, time utilization, demand pricing (rental rate pricing based on physical utilization), and rental rate trends on a piece-by-piece basis for our rental fleet. We recognize revenues from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of billing to customers.
     New Equipment Sales. We seek to optimize revenues from new equipment sales by selling equipment through a professional in-house retail sales force focused by product type. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our status as a leading distributor for some of our key suppliers improves our ability to obtain equipment. New equipment sales are an important component of our integrated model due to customer interaction and service contact, and new equipment sales also lead to future parts and services revenues. We recognize revenue from the sale of new equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six months ended June 30, 2009, our total cost of revenues was approximately $271.7 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six months ended June 30, 2009, our selling, general and administrative expenses were approximately $75.3 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of income are not generally allocated to our reportable segments.

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
     Non-Segmented Other. These expenses include costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other items, drivers’ wages, fuel costs, shipping costs, and our costs related to damage waiver policies.
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

Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. The net book value of rental equipment at June 30, 2009 was $497.4 million, or approximately 58.3% of our total assets. Our rental fleet, as of June 30, 2009, consisted of approximately 17,404 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $732.9 million. As of June 30, 2009, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	12,639	72.6%	$428.1	58.4%	38.5
Cranes	415	2.4%	94.3	12.9%	32.0
Earthmoving	1,478	8.5%	140.9	19.2%	25.9
Industrial Lift Trucks	1,216	7.0%	40.8	5.6%	34.9
Other	1,656	9.5%	28.8	3.9%	26.5

Total	17,404	100.0%	$732.9	100.0%	35.9

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. The mix and age of our rental fleet, as well as our cash flows, are impacted by the normal sales of equipment from our rental fleet, which are influenced by used equipment pricing at the retail and secondary auction market levels, and the capital expenditures to acquire new rental fleet equipment. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated useful life of the specific equipment, among other things.
     On average, we increased the overall average age of our rental fleet equipment by approximately 2.6 months for the six months ended June 30, 2009. The original acquisition cost of our overall gross rental fleet decreased by $52.7 million, or approximately 6.7%, for the six months ended June 30, 2009 as part of a planned elimination of rental fleet growth capital expenditures and selective fleet replacement expenditures during the period in response to a challenging economic environment and global credit market conditions (see also “Liquidity and Capital Resources” below).
     Our average rental rates for the six months ended June 30, 2009 were 12.8% lower than the comparative six month period ended June 30, 2008 (see further discussion on rental rates in “Results of Operations” below). The rental equipment mix among our four core product lines for the six months ended June 30, 2009 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost. As a result of our in-house service capabilities and extensive maintenance program, we believe our rental fleet is well-maintained.
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008:
•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures and by the availability of credit to those customers.

•	Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries, as well as adverse credit market conditions, can cause demand for our products to materially decrease. The current macroeconomic downturn, including current conditions in the global credit markets, is a principal factor currently affecting our business.

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
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results. The revenue and gross margin period-to-period comparisons below have been negatively impacted in the current year by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the current macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Continued weakness or further deterioration in the non-residential construction and industrial sectors could have a material adverse effect on our financial position, results of operations and cash flows in the future. We continue to proactively respond to the economic slowdown through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to branches with higher demand; minimizing capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt.
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
     Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2009	2008	Decrease	Decrease
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$50,077	$75,234	$(25,157)	(33.4)%
New equipment sales	59,268	99,985	(40,717)	(40.7)%
Used equipment sales	20,463	47,152	(26,689)	(56.6)%
Parts sales	26,335	29,247	(2,912)	(10.0)%
Services revenues	15,482	17,730	(2,248)	(12.7)%
Non-Segmented revenues	8,616	13,296	(4,680)	(35.2)%

Total revenues	$180,241	$282,644	$(102,403)	(36.2)%

     Total Revenues. Our total revenues were $180.2 million for the three months ended June 30, 2009 compared to $282.6 million for the same period in 2008, a decrease of $102.4 million, or 36.2%. Revenues decreased for all reportable segments as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended June 30, 2009 decreased approximately $25.1 million, or 33.4%, to approximately $50.1 million from $75.2 million for the same three month period in 2008. Rental revenues decreased for all four core product lines. Revenues from aerial work platforms decreased $16.6 million, cranes decreased $1.8 million, earthmoving equipment decreased $3.7 million, lift trucks decreased $1.5 million and other equipment rentals decreased $1.5 million. These decreases were due to lower demand resulting from the factors discussed above, which negatively impacted our rental rates. Our average rental rates for the three month period ended June 30, 2009 declined 15.8% compared to the same three month period last year and declined 7.4% on a sequential basis from the three month period ended March 31, 2009.
     Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the three months ended June 30, 2009 was approximately 27.1% in 2009 compared to 37.5% in 2008, a decrease of approximately 10.4%. The decrease in comparative rental equipment dollar utilization was the result of the 15.8% decrease in average rental rates for the comparative periods and a 12.6% decrease in rental equipment time utilization (equipment usage based on customer demand). Rental equipment time utilization was 55.3% for the three months ended June 30, 2009 compared to 67.9% for the same period in 2008.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended June 30, 2009 decreased $40.7 million, or 40.7%, to $59.3 million from $100.0 million for the comparable period in 2008. Sales of new equipment decreased for all four core product lines. Sales of new cranes decreased $20.1 million, while sales of new aerial work platforms decreased $3.9 million, sales of earthmoving equipment decreased $11.2 million, sales of lift trucks decreased $3.2 million and sales of other new equipment decreased $2.3 million, reflecting lower demand for these product lines.
     Used Equipment Sales Revenues. Our used equipment sales decreased $26.7 million, or 56.6%, to $20.5 million for the three months ended June 30, 2009, from approximately $47.2 million for the same period in 2008, primarily as a result of lower demand for used equipment. Sales of used cranes decreased $10.3 million while sales of used aerial work platform equipment, used earthmoving equipment and used lift trucks decreased $9.6 million, $4.1 million and $2.2 million, respectively. Sales of other used equipment decreased $0.5 in the comparable three month periods.
     Parts Sales Revenues. Our parts sales decreased $2.9 million, or 10.0%, to approximately $26.3 million for the three months ended June 30, 2009 from approximately $29.3 million for the same period in 2008. The decrease was due to a decrease in customer demand for parts due to the decline in construction and industrial activity since last year.
     Services Revenues. Our services revenues for the three months ended June 30, 2009 decreased approximately $2.2 million, or 12.7%, to $15.5 million from $17.7 million for the same period last year. The decline was largely due to a decrease in demand for services due to the decline in construction and industrial activity since last year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended June 30, 2009, our other revenues decreased $4.7 million, or 35.2%, over the same period last year. The decrease was primarily due to a decrease in the volume in these services in conjunction with the decline of our primary business activities.
     Gross Profit (Loss).

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2009	2008	Decrease	Decrease
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$16,276	$37,056	$(20,780)	(56.1)%
New equipment sales	7,613	12,821	(5,208)	(40.6)%
Used equipment sales	3,738	10,689	(6,951)	(65.0)%
Parts sales	7,470	8,507	(1,037)	(12.2)%
Services revenues	9,772	11,447	(1,675)	(14.6)%
Non-Segmented gross profit (loss)	(363)	43	(406)	(944.2)%

Total gross profit	$44,506	$80,563	$(36,057)	(44.8)%

     Total Gross Profit. Our total gross profit was $44.5 million for the three months ended June 30, 2009 compared to $80.6 million for the three months ended June 30, 2008, a decrease of $36.1 million, or 44.8%. Total gross profit margin for the three months ended June 30, 2009 was 24.7%, a decrease of 3.8% from the 28.5% gross profit margin for the same three month period in 2008. Gross profit and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended June 30, 2009 decreased $20.8 million, or 56.1%, to approximately $16.3 million from $37.1 million in the same period in 2008. The decrease in equipment rentals gross profit is the net result of a $25.1 million decrease in rental revenues, which was partially offset by a $1.2 million net decrease in rental expenses and a $3.1 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller fleet size in 2009 compared to 2008. As a percentage of equipment rental revenues, maintenance and repair costs were 15.4% in 2009 compared to 12.4% in 2008 and depreciation expense was 45.7% in 2009 compared to 34.6% in 2008. These percentage increases are primarily attributable to the decline in comparative rental revenues.
     Gross profit margin in 2009 was 32.5%, down 16.8% from 49.3% in the same period in 2008. This gross profit margin decline was primarily due to the 15.8% decline in our average rental rates and the product mix of equipment rented, combined with the increase in rental and depreciation expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended June 30, 2009 decreased $5.2 million, or 40.6%, to $7.6 million compared to $12.8 million for the same period in 2008 on a total new equipment sales decline of $40.7 million. Gross profit margin on new equipment sales for the three months ended June 30, 2009 and 2008 was 12.8% in both periods.

     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended June 30, 2009 decreased $7.0 million, or 65.0%, to $3.7 million from $10.7 million for the same period in 2008 on a used equipment sales decrease of $26.7 million. Gross profit margin for the three months ended June 30, 2009 was 18.3%, down 4.4% from 22.7% in the same period last year, as a result of margin contraction due to lower overall demand for used equipment combined with the impact of pass-thru’s of trade-in inventory. Used equipment sales include sales of both used inventory and rental fleet equipment. Our used equipment sales from the rental fleet, which comprised approximately 73.7% and 75.7% of our used equipment sales for the three month periods ended June 30, 2009 and 2008, respectively, were approximately 130.6% of net book value for the three months ended June 30, 2009 compared to 135.7% for the comparable period last year. Gross margins on used equipment sales from used inventory in the current period were 3.7% compared to 11.3% last year.
     Parts Sales Gross Profit. For the three months ended June 30, 2009, our parts sales gross profit decreased approximately $1.0 million, or 12.2%, to $7.5 million from $8.5 million for the same period in 2008 on a $2.9 million decline in parts sales revenues. Gross profit margin for the three months ended June 30, 2009 was 28.4%, a decrease of 0.7% from 29.1% in the same period last year, primarily as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the three months ended June 30, 2009, our services revenues gross profit decreased approximately $1.7 million, or 14.6%, to $9.8 million from $11.5 million for the same period in 2008. Gross profit margin in 2009 was 63.1%, down 1.5% from 64.6% in the same period last year.
     Non-Segmented Other Revenues Gross Profit. For the three months ended June 30, 2009, our non-segmented other revenues realized a gross loss of $0.4 million compared to a gross profit of $43,000 for the three month period ended June 30, 2008, primarily as a result of the decline in non-segmented revenues related to damage waivers on rental equipment.
     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $9.7 million, or 21.3%, to $36.1 million for the three months ended June 30, 2009 compared to approximately $45.8 million for the same period last year. The net decrease in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses decreased $7.4 million as a result of workforce reductions and other cost control measures instituted by the Company, including an 8.7% workforce headcount reduction since the beginning of 2009, combined with lower incentive compensation that resulted from lower rental and sales revenues. Insurance expenses decreased approximately $0.8 million due to lower employee counts and reduced loss exposures, while warranty related expenses decreased $0.6 million. Amortization expense related to intangible assets decreased $0.6 million. Stock-based compensation expense was $0.1 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively. As a percent of total revenues, SG&A expenses were 20.0% for the three months ended June 30, 2009, an increase of 3.8% from 16.2% in the prior year, reflecting the fixed cost nature of certain SG&A expenses and the 36.2% decline in comparative total revenues.
     Other Income (Expense). For the three months ended June 30, 2009, our net other expenses decreased by approximately $1.4 million to $7.8 million compared to approximately $9.2 million for the same period in 2008. The decrease was substantially the result of a $1.5 million decrease in interest expense to $8.0 million for the three months ended June 30, 2009 compared to $9.5 million for the same period in 2008. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $1.2 million lower in the current year period as a result of a $79.8 million decrease in our average borrowings under the senior secured credit facility compared to the prior year and a lower effective average interest rate on those borrowings in the current year. Additionally, other interest expense decreased $0.3 in the current year period, primarily due to lower interest expense incurred on our manufacturing flooring plan payables used to finance inventory purchases, resulting from lower outstanding balances on those manufacturing flooring plan payables in the current year period, and lower average interest rates, reflecting the decline in the prime interest rate since last year.
     Income Taxes. Income tax expense for the three months ended June 30, 2009 decreased $9.0 million to $0.5 million compared to $9.5 million for the three months ended June 30, 2008. The effective income tax rate for the three months ended June 30, 2009 was 65.1% compared to 37.0% for the same period last year. Our effective tax rate increased as a result of lower pre-tax income in relation to the permanent differences and the decrease of a permanent benefit related to tax deductible goodwill amortization, for which no deferred taxes can be recognized until realized, in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2009 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
     Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2009	2008	Decrease	Decrease
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$105,561	$146,445	$(40,884)	(27.9)%
New equipment sales	123,325	176,338	(53,013)	(30.1)%
Used equipment sales	36,556	88,563	(52,007)	(58.7)%
Parts sales	52,358	58,161	(5,803)	(10.0)%
Services revenues	30,939	34,318	(3,379)	(9.8)%
Non-Segmented revenues	17,698	24,585	(6,887)	(28.0)%

Total revenues	$366,437	$528,410	$(161,973)	(30.7)%

     Total Revenues. Our total revenues were $366.4 million for the six months ended June 30, 2009 compared to $528.4 million for the same period in 2008, a decrease of $162.0 million, or 30.7%. Revenues decreased for all reportable segments as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the six months ended June 30, 2009 decreased $40.9 million, or 27.9%, to $105.6 million from $146.5 million for the same six month period in 2008. Rental revenues decreased for all four core product lines. Revenues from aerial work platforms decreased $26.8 million, cranes decreased $2.8 million, earthmoving equipment decreased $4.5 million, lift trucks decreased $2.4 million and other equipment rentals decreased approximately $4.4 million. These decreases were due to lower demand, which resulted in a further decline in our rental rates. Our average rental rates for the six month period ended June 30, 2009 declined 12.8% compared to the same six month period last year.
     Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the six months ended June 30, 2009 was 27.9% in 2009 compared to 36.5% in 2008, a decrease of approximately 8.6%. The decrease in comparative rental equipment dollar utilization was the result of the 12.8% decrease in average rental rates for the comparative periods and a 10.4% decrease in rental equipment time utilization (equipment usage based on customer demand) from 66.2% in 2008 to 55.8% in 2009.
     New Equipment Sales Revenues. Our new equipment sales for the six months ended June 30, 2009 decreased $53.0 million, or 30.1%, to $123.3 million from $176.3 million for the comparable period in 2008. Sales of new cranes decreased $16.5 million, while sales of new aerial work platforms decreased $9.0 million, sales of earthmoving equipment decreased $19.3 million, sales of lift trucks decreased $4.1 million and sales of other new equipment decreased $4.1 million, reflecting lower demand for these product lines.
     Used Equipment Sales Revenues. Our used equipment sales decreased $52.0 million, or 58.7%, to $36.6 million for the six months ended June 30, 2009, from $88.6 million for the same period in 2008, as a result of lower demand for used equipment. Sales of used cranes decreased $19.0 million while sales of used aerial work platform equipment, used earthmoving equipment and used lift trucks decreased approximately $18.5 million, $10.6 million and $3.3 million, respectively. Other used equipment sales revenues decreased $0.6 million in the comparative six months periods.
     Parts Sales Revenues. Our parts sales decreased $5.8 million, or 10.0%, to $52.4 million for the six months ended June 30, 2009 from approximately $58.2 million for the same period in 2008. The decrease was due to a decrease in customer demand for parts due to the decline in construction and industrial activity since last year.
     Services Revenues. Our services revenues for the six months ended June 30, 2009 decreased $3.4 million, or 9.8%, to $30.9 million from $34.3 million for the same period last year. The decline was largely due to a decrease in demand for services due to the decline in construction and industrial activity since last year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six months ended June 30, 2009, our other revenues decreased $6.9 million, or 28.0%, over the same period last year. The decrease was primarily due to a decrease in the volume of these services in conjunction with the decline of our primary business activities.

     Gross Profit (Loss).

			Total	Total
	Six Months Ended		Dollar	Percentage
	June 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$36,645	$70,023	$(33,378)	(47.7)%
New equipment sales	16,355	23,628	(7,273)	(30.8)%
Used equipment sales	7,143	21,181	(14,038)	(66.3)%
Parts sales	14,971	17,155	(2,184)	(12.7)%
Services revenues	19,526	21,894	(2,368)	(10.8)%
Non-Segmented gross profit (loss)	146	(594)	740	124.6%

Total gross profit	$94,786	$153,287	$(58,501)	(38.2)%

     Total Gross Profit. Our total gross profit was $94.8 million for the six months ended June 30, 2009 compared to $153.3 million for the six months ended June 30, 2008, a decrease of $58.5 million, or 38.2%. Total gross profit margin for the six months ended June 30, 2009 was 25.9%, a decrease of 3.1% from the 29.0% gross profit margin for the same six month period in 2008. Gross profit and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six months ended June 30, 2009 decreased $33.4 million, or 47.7%, to $36.6 million from $70.0 million in the same period in 2008. The decrease in equipment rentals gross profit is the net result of an approximately $40.9 million decrease in rental revenues, which was partially offset by a $1.7 million net decrease in rental expenses and a $5.8 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller fleet size in 2009 compared to 2008. As a percentage of equipment rental revenues, maintenance and repair costs were 15.1% in 2009 compared to 12.3% in 2008 and depreciation expense was 44.2% in 2009 compared to 35.8% in 2008. These percentage increases are primarily attributable to the decline in comparative rental revenues.
     Gross profit margin for the six months ended June 30, 2009 was 34.7%, down 13.1% from 47.8% in the same period in 2008. This gross profit margin decline was primarily due to a 12.8% decline in our average rental rates combined with the increase in rental and depreciation expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six months ended June 30, 2009 decreased $7.3 million, or 30.8%, to approximately $16.3 million compared to $23.6 million for the same period in 2008 on a total new equipment sales decline of $53.0 million. Gross profit margin on new equipment sales for the six months ended June 30, 2009 was 13.3%, a decrease of 0.1% from 13.4% in the same period last year.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six months ended June 30, 2009 decreased $14.0 million, or 66.3%, to approximately $7.2 million from the $21.2 million for the same period in 2008 on a used equipment sales decrease of $52.0 million. Gross profit margin in 2009 was 19.5%, down 4.4% from 23.9% in the same period last year, as a result of the product mix of used equipment sold and margin contraction due to lower overall demand for used equipment. Our used equipment sales from the rental fleet, which comprised approximately 77.6% and 79.0% of our used equipment sales for the six month periods ended June 30, 2009 and 2008, respectively, were approximately 130.5% of net book value for the six months ended June 30, 2009 compared to 138.0% for the comparable period last year.
     Parts Sales Gross Profit. For the six months ended June 30, 2009, our parts sales revenue gross profit decreased approximately $2.2 million, or 12.7%, to $15.0 million from $17.2 million for the same period in 2008 on a $5.8 million decline in parts sales revenues. Gross profit margin for the six months ended June 30, 2009 was 28.6%, a decrease of 0.9% from 29.5% in the same period last year, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the six months ended June 30, 2009, our services revenues gross profit decreased $2.4 million, or 10.8%, to $19.5 million from $21.9 million for the same period in 2008 on a $3.4 million decline in services revenues. Gross profit margin in 2009 was 63.1%, down 0.7% from 63.8% in the same period last year.

     Non-Segmented Other Revenues Gross Profit (Loss). For the six months ended June 30, 2009, our non-segmented other revenues realized a gross profit of $0.1 million, up $0.7 million compared to a gross loss of $0.6 million for the six month period ended June 30, 2008. The improvement in gross margin is largely the result of lower fuel and other transportation costs.
     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $17.2 million, or 18.6%, to $75.3 million for the six months ended June 30, 2009 compared to $92.5 million for the same period last year. The net decrease in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses decreased $14.2 million as a result of workforce reductions and other cost control measures instituted by the Company, including a 9% workforce headcount reduction since the beginning of 2009, combined with lower commissions that resulted from lower rental and sales revenues and insurance expenses decreased approximately $0.8 million due to lower employee counts and reduced loss exposures, while warranty related expenses decreased $0.8 million. Fuel costs and utility expenses decreased $1.0 million and supplies and other corporate overhead expenses decreased $1.1 million. Amortization expense related to intangible assets decreased $1.2 million. These decreases were partially offset by a $1.0 million increase in legal and professional fees and a $0.6 million increase in our reserve for bad debt expense. Stock-based compensation expense was $0.4 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. As a percent of total revenues, SG&A expenses were 20.5% for the six months ended June 30, 2009, an increase of 3.0% from 17.5% in the prior year, reflecting the fixed cost nature of certain SG&A expenses and the 30.7% decline in comparative total revenues.
     Other Income (Expense). For the six months ended June 30, 2009, our net other expenses decreased by $3.4 million to $15.8 million compared to $19.2 million for the same period in 2008. The decrease was substantially the result of a $3.5 million decrease in interest expense to $16.2 million for the six months ended June 30, 2009 compared to $19.7 million for the same period in 2008. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $2.7 million lower in the current year period largely as a result of a decrease in our average borrowings under the senior secured credit facility compared to the prior year and a lower effective average interest rate on those borrowings in the current year. Additionally, interest expense on our manufacturing flooring plan payables used to finance inventory purchases decreased $0.8 million in the current year period, as a result of lower outstanding balances on those manufacturing flooring plan payables in the current year period and lower average interest rates, reflecting the decline in the prime interest rate since last year.
     Income Taxes. Income tax expense for the six months ended June 30, 2009 decreased $14.0 million to $1.5 million compared to $15.5 million for the six months ended June 30, 2008. The effective income tax rate for the three months ended June 30, 2009 was 37.5% compared to 37.1% for the same period last year. The increase in our effective tax rate was the result of unrealized tax deductible goodwill amortization, for which no deferred taxes can be recognized in accordance with SFAS 109. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2009 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash provided by operating activities for the six months ended June 30, 2009 was $17.9 million. Our reported net income of $2.4 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $52.7 million. These cash flows from operating activities were also positively impacted by a decrease of $50.9 million in net accounts receivable and a $3.9 million decrease in prepaid expenses and other assets. Partially offsetting these positive cash flows were increases in our inventories of $4.0 million, a decrease of $55.8 million in accounts payable, a $22.4 million decrease in manufacturing flooring plans payable, and a $7.4 million decrease in accrued expenses and other liabilities.
     Our cash provided by operating activities for the six months ended June 30, 2008 was $49.6 million. Our reported net income of $26.3 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $83.6 million. These cash flows from operating activities were also positively impacted by a decrease of $3.5 million in net accounts receivable, a decrease of $0.3 million in prepaid expenses and other assets and a $10.0 million increase in accounts payable. Partially offsetting these positive cash flows were increases in our inventories of $36.5 million, a $10.4 million decrease in manufacturing flooring plans payable and a $0.9 million decrease in accrued expenses and other liabilities.
     Cash flow from investing activities. For the six months ended June 30, 2009, cash provided by our investing activities was $11.4 million. This is a net result of proceeds from the sale of rental and non-rental equipment of $28.7 million, which was partially offset by purchases of rental and non-rental equipment totaling $17.3 million.

     For the six months ended June 30, 2008, cash used in our investing activities was $14.6 million. This is a net result of a $5.3 million payment related to our acquisition of J. W. Burress, Inc., combined with purchases of rental and non-rental equipment totaling $80.2 million, which was partially offset by the proceeds from the sale of rental and non-rental equipment of $70.9 million.
     Cash flow from financing activities. For the six months ended June 30, 2009, cash used in our financing activities was approximately $31.6 million. Our total borrowings during the period under our senior secured credit facility were $387.3 million and total payments under the senior secured credit facility in the same period were $418.7 million. We also made payments under our related party obligation and notes payable and capital lease obligations of $0.2 million and acquired $0.1 million of treasury stock.
     For the six months ended June 30, 2008, cash used in our financing activities was approximately $41.3 million. Our total borrowings during the period under our senior secured credit facility were $536.1 million and total payments under the senior secured credit facility in the same period were $544.1 million. We also purchased $33.1 million of treasury stock, which included $32.9 million of stock repurchases under the Company’s 2008 stock repurchase program and made payments under our related party obligation of $0.2 million.
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
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six months ended June 30, 2009 were approximately $11.4 million, including $6.5 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six months ended June 30, 2009 were $12.4 million, which includes approximately $11.5 million related to the implementation of a new enterprise resource planning system that is expected to be completed in early 2010. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Given the challenging economic environment in which we currently operate, as well as the global credit crisis, we expect to eliminate growth capital expenditures for the rental fleet in the near term and employ a very selective approach toward replacement rental fleet capital expenditures. This approach will allow us to generate cash flow to permit the pay down of debt and/or for other general corporate purposes.
     On July 31, 2009, the Company sold to Arnold Machinery Company its Yale® lift truck assets in our rental fleet, new and used equipment inventories and parts inventories located in the Intermountain region of the United States, resulting in total proceeds of approximately $16.3 million, subject to any post-closing adjustments. At June 30, 2009, these lift trucks comprised, based on net book value, approximately 71% of our total lift trucks in the rental fleet and approximately 3.5% of our total rental fleet. The Yale® brand accounted for less than 5.0% of our total revenues for the six months ended June 30, 2009.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. As of August 3, 2009, we had $279.7 million of available borrowings under our senior secured credit facility, net of $7.8 million of outstanding letters of credit.
     We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the senior unsecured notes, and the senior secured credit facility, contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
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
     Our earnings are affected by changes in interest rates due to the fact that interest on our senior secured credit facility is calculated based upon LIBOR plus 125 basis points. At June 30, 2009, we had $45.0 million of outstanding borrowings under our senior secured credit facility. The interest rate in effect on those borrowings at June 30, 2009 was approximately 2.62%. A 1.0% increase in the effective interest rate on our outstanding borrowings at June 30, 2009 would increase our interest expense by approximately $0.4 million on an annualized basis. We did not have significant exposure to changing interest rates as of June 30, 2009 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our periodic SEC reports was recorded, processed, summarized and reported within the time periods specified in rules and forms.

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
     Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Issuer Purchases of Equity Securities
     On June 30, 2009, 31,919 shares of non-vested stock that were issued in 2008 vested at $9.35 per share. Holders of those vested shares returned 2,279 shares of common stock to the Company as payment for their respective employee withholding taxes. This resulted in an addition of 2,279 shares to Treasury Stock. No other purchases of Company securities occurred in the second quarter of 2009.

Item 3.	Defaults upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     During the quarter ended June 30, 2009, the following matters were submitted by the Company to a vote of its security holders at the 2009 Annual Meeting of the Stockholders of the Company held on June 2, 2009. The proposals and results of the vote on the proposals were as follows:
     (1) Election of seven members to our Board of Directors, each for a one-year term;

	For	Withheld
Mr. Bagley	31,221,814	844,521
Mr. Engquist	31,264,036	802,299
Mr. Alessi	22,644,266	9,422,069
Mr. Arnold	31,786,794	279,541
Mr. Bruckmann	30,556,085	1,510,250
Mr. Karlson	31,255,190	811,145
Mr. Sawyer	31,747,905	318,430
(2) A proposal to ratify the appointment of BDO Seidman, LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009;

For	32,029,849
Against	34,486
Abstain	2,000

Item 5.	Other Information.
     None.

Item 6.	Exhibits.
     A. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.
Dated: August 5, 2009	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2009	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).