Form 10-Q
period 2009-09-30
H&E Equipment Services, Inc.
filed 2009-11-04
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 000-51759

H&E Equipment Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0553291
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

11100 Mead Road, Suite 200
Baton Rouge, Louisiana	70816
(Address of Principal Executive Offices)	(ZIP Code)
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
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐   No ☑
     As of November 2, 2009, there were 34,908,871 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

September 30, 2009

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash	$8,699	$11,266
Receivables, net of allowance for doubtful accounts of $5,905 and $5,524, respectively	89,722	150,293
Inventories, net of reserves for obsolescence of $870 and $920, respectively	109,544	129,240
Prepaid expenses and other assets	7,068	11,722
Rental equipment, net of accumulated depreciation of $217,798 and $210,961, respectively	460,459	554,457
Property and equipment, net of accumulated depreciation and amortization of $39,847 and $35,187, respectively	64,437	58,122
Deferred financing costs, net of accumulated amortization of $8,695 and $7,631, respectively	5,900	6,964
Intangible assets, net of accumulated amortization of $2,344 and $1,900, respectively	1,135	1,579
Goodwill	42,991	42,991

Total assets	$789,955	$966,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Amounts due on senior secured credit facility	$3,020	$76,325
Accounts payable	28,063	93,667
Manufacturer flooring plans payable	99,992	127,690
Accrued expenses payable and other liabilities	35,357	47,206
Related party obligation	—	145
Notes payable	1,937	1,959
Senior unsecured notes	250,000	250,000
Capital lease payable	2,211	2,300
Deferred income taxes	76,543	75,109
Deferred compensation payable	1,926	2,026

Total liabilities	499,049	676,427

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,525,688 and 38,287,848 shares issued at September 30, 2009 and December 31, 2008, respectively, and 34,920,251 and 34,706,372 shares outstanding at September 30, 2009 and December 31, 2008, respectively	385	383
Additional paid-in capital	207,989	207,346
Treasury stock at cost, 3,605,437 and 3,581,476 shares of common stock held at September 30, 2009 and December 31, 2008, respectively	(56,115)	(56,008)
Retained earnings	138,647	138,486

Total stockholders’ equity	290,906	290,207

Total liabilities and stockholders’ equity	$789,955	$966,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Equipment rentals	$45,108	$78,181	$150,669	$224,626
New equipment sales	48,685	97,797	172,010	274,135
Used equipment sales	32,698	39,873	69,254	128,436
Parts sales	25,786	30,951	78,144	89,112
Services revenues	15,225	18,333	46,164	52,651
Other	8,126	13,512	25,824	38,097

Total revenues	175,628	278,647	542,065	807,057

Cost of revenues:
Rental depreciation	21,105	26,362	67,789	78,838
Rental expense	10,209	12,514	32,441	36,460
New equipment sales	43,549	84,739	150,519	237,449
Used equipment sales	27,069	30,578	56,482	97,960
Parts sales	18,952	21,809	56,339	62,815
Services revenues	5,646	6,592	17,059	19,016
Other	9,131	13,556	26,683	38,735

Total cost of revenues	135,661	196,150	407,312	571,273

Gross profit	39,967	82,497	134,753	235,784

Selling, general and administrative expenses	35,073	45,556	110,342	138,097
Gain on sales of property and equipment, net	289	219	472	515

Income from operations	5,183	37,160	24,883	98,202

Other income (expense):
Interest expense	(7,847)	(9,495)	(24,039)	(29,193)
Other, net	123	250	518	731

Total other expense, net	(7,724)	(9,245)	(23,521)	(28,462)

Income (loss) before provision (benefit) for income taxes	(2,541)	27,915	1,362	69,740
Provision (benefit) for income taxes	(261)	10,311	1,201	25,809

Net income (loss)	$(2,280)	$17,604	$161	$43,931

Net income (loss) per common share:
Basic	$(0.07)	$0.50	$—	$1.22

Diluted	$(0.07)	$0.50	$—	$1.22

Weighted average common shares outstanding:
Basic	34,625	35,075	34,601	35,912

Diluted	34,625	35,090	34,638	35,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$161	$43,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	8,250	8,329
Depreciation on rental equipment	67,789	78,838
Amortization of loan discounts and deferred financing costs	1,064	1,093
Amortization of intangible assets	444	2,108
Provision for losses on accounts receivable	2,761	1,743
Provision for inventory obsolescence	47	39
Provision for deferred income taxes	1,434	24,484
Stock-based compensation expense	645	1,043
Gain on sales of property and equipment, net	(472)	(515)
Gain on sales of rental equipment, net	(12,023)	(28,121)
Changes in operating assets and liabilities:
Receivables, net	57,810	7,792
Inventories, net	10,685	(17,817)
Prepaid expenses and other assets	4,654	(3,807)
Accounts payable	(65,604)	(1,688)
Manufacturer flooring plans payable	(27,698)	(21,598)
Accrued expenses payable and other liabilities	(11,844)	(308)
Deferred compensation payable	(100)	53

Net cash provided by operating activities	38,003	95,599

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(10,461)
Purchases of property and equipment	(15,428)	(16,526)
Purchases of rental equipment	(10,222)	(113,316)
Proceeds from sales of property and equipment	1,335	1,113
Proceeds from sales of rental equipment	57,418	99,237

Net cash provided by (used in) investing activities	33,103	(39,953)

Cash flows from financing activities:
Excess tax deficiency from stock-based awards	—	(44)
Purchases of treasury stock	(107)	(42,577)
Borrowings on senior secured credit facility	534,373	810,223
Payments on senior secured credit facility	(607,678)	(824,474)
Payments of related party obligation	(150)	(225)
Payments of capital lease obligation	(89)	(83)
Principal payments on notes payable	(22)	(21)

Net cash used in financing activities	(73,673)	(57,201)

Net decrease in cash	(2,567)	(1,555)
Cash, beginning of period	11,266	14,762

Cash, end of period	$8,699	$13,207

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$8,964	$41,357

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,408	$33,386

Income taxes, net of refunds received	$275	$1,659

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2008, from which the balance sheet amounts as of December 31, 2008 were derived.
     All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements. Business combinations accounted for as acquisitions are included in the condensed consolidated financial statements from their respective dates of acquisition.
     We have evaluated all subsequent events through November 4, 2009, the date the condensed consolidated financial statements were issued.
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
     Use of Estimates
     We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our condensed consolidated financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.
     Subsequent Events
     Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from September 30, 2009 through November 4, 2009, the date our condensed consolidated financial statements were issued. We did not have any material recognizable subsequent events during this period.
     Accounting Pronouncements Adopted in Fiscal Year 2009
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). ASC 805 replaces prior guidance on business combinations and establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously, under prior guidance, changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill whereas under ASC 805, any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the allowance is reversed. Under ASC 805 transaction related expenses, which were previously capitalized as direct costs of the acquisition, will be expensed as incurred. We will apply the provisions of ASC 805 prospectively to business combinations consummated after January 1, 2009. The impact that ASC 805 may have on our financial condition, results of operations or cash flows will depend upon the nature, terms and size of the acquisition and changes to the valuation allowances.
     In April 2009, the FASB issued updated guidance related to business combinations, which is now codified as FASB ASC 805-20, Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact that ASC 805-20 may have on our financial condition, results of operations or cash flows will depend upon the nature of the related acquisition contingency.
     In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our condensed consolidated results of operations or financial condition.
     Effective April 1, 2009, we adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on our condensed consolidated results of operations or financial condition.
     Effective July 1, 2009, we adopted FASB Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.

ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on our condensed consolidated results of operations or financial condition.
     In April 2008, the FASB issued updated guidance now codified as FASB ASC 350-30, Determination of the Useful Life of Intangible Assets (“ASC 350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, Goodwill and Other Intangible Assets. The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350-10 and the period of expected cash flows used to measure the fair value of the asset under ASC 350-10 and other generally accepted accounting principles. Our adoption of ASC 350-30 effective January 1, 2009 did not have a material impact on our condensed consolidated financial statements.
     Effective April 1, 2009, we adopted FASB ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. See note 3 to the condensed consolidated financial statements included herein for these related disclosures.
     Effective April 1, 2009, we adopted FASB ASC 855-10, Subsequent Events — Overall (“ASC 855-10”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855-10 did not have a material effect on our condensed consolidated financial statements. See note 1 to the condensed consolidated financial statements included herein for disclosure required under ASC 855-10.
     In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. ASC 105 became effective for us in our third quarter ending September 30, 2009. The adoption of ASC 105 did not have a material impact on our financial position, results of operations or cash flows, but does impact our financial reporting process by eliminating all references to pre-codification standards.
     Accounting Pronouncements Not Yet Adopted
     In June 2009, the FASB issued Statement of FAS No. 167, Amendments to FASB Interpretation No. 46(R), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when or if an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements, if any, upon adoption.
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

(3) Fair Value of Financial Instruments
     Pursuant to our adoption of ASC 825-10-65, the following information provides additional disclosures concerning our financial instruments.
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

	September 30, 2009
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 7.00%	$99,992	$84,873
Senior unsecured notes with interest compounded at 8.375%	250,000	232,500
Notes payable to lenders with interest computed at 7.25% to 9.55%	1,937	1,432
Capital lease payable with interest computed at 5.929%	2,211	2,011
Letters of credit	—	118

	December 31, 2008
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 7.25%	$127,690	$105,053
Senior unsecured notes with interest compounded at 8.375%	250,000	132,500
Notes payable to lenders with interest computed at 7.25% to 9.55%	1,959	1,249
Capital lease payable with interest computed at 5.929%	2,300	2,210
Letters of credit	—	87
(4) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2009 (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2008	38,287,848	$383	$207,346	$(56,008)	$138,486	$290,207
Stock-based compensation	—	—	643	—	—	643
Surrendered shares	—	—	—	(107)	—	(107)
Issuance of non-vested common stock	237,840	2	—	—	—	2
Net income	—	—	—	—	161	161

Balances at September 30, 2009	38,525,688	$385	$207,989	$(56,115)	$138,647	$290,906

(5) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of FASB ASC Topic 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). There were 4,112,332 shares of common stock available for future stock-based payment awards under our Stock Incentive Plan as of September 30, 2009.
Non-vested Restricted Stock
     The following table summarizes our non-vested stock activity for the nine months ended September 30, 2009:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested restricted stock at December 31, 2008	136,404	$15.77
Granted	237,840	$6.64
Vested	(72,569)	$19.07
Forfeited	(6,798)	$7.75

Non-vested restricted stock at September 30, 2009	294,877	$7.78

     On June 1 and June 2, 2009, we issued non-vested restricted stock grants for 227,260 shares and 10,580 shares, respectively. Compensation expense was determined based on the $6.62 and $7.09 quoted market price of our common stock on the June 1, 2009 and June 2, 2009 grant dates, respectively, applied to the total number of shares that were anticipated to fully vest. As of September 30, 2009, we have unrecognized compensation expense of $2.0 million related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.4 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation expense	$220	$344	$594	$845
Stock Options
     At September 30, 2009, there was $15,000 of unrecognized compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.0 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation expense	$6	$68	$51	$198

     The following table represents stock option activity for the nine months ended September 30, 2009:

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	in Years
Outstanding options at December 31, 2008	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at September 30, 2009	51,000	$24.80	6.5

Options exercisable at September 30, 2009	49,000	$24.74	6.5

     The closing price of our common stock on September 30, 2009 was $11.33. All options outstanding at September 30, 2009 have grant date fair values which exceed the September 30, 2009 closing stock price.
     The following table summarizes non-vested stock option activity for the nine months ended September 30, 2009:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested stock options at December 31, 2008	19,000	$24.95
Granted	—	—
Vested	(17,000)	$24.80
Forfeited	—	—

Non-vested stock options at September 30, 2009	2,000	$26.27

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
     During the nine months ended September 30, 2009, we closed or consolidated four branches. Under FASB ASC Topic 420, Exit or Disposal Cost Obligations, exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. In connection with these branch closings, we recorded charges of approximately $0.2 million and $0.5 million, respectively, for the three and nine month periods ended September 30, 2009. These charges consist primarily of the writeoff of leasehold improvements and the estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company. These estimated lease costs represent the fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although we do not expect to incur material charges for branch closures occurring prior to September 30, 2009, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs.
(7) Earnings (Loss) Per Share
     Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur upon vesting of restricted stock or exercise of stock options into common stock. The potential dilution that could occur upon the vesting of restricted stock or exercise of stock options into common stock is not included in the computation of diluted loss per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine month periods ended September 30, 2009 and 2008 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic net income (loss) per share:
Net income (loss)	$(2,280)	$17,604	$161	$43,931
Weighted average number of shares of common stock outstanding	34,625	35,075	34,601	35,912

Net income (loss) per share of common stock — basic	$(0.07)	$0.50	$—	$1.22

Diluted net income (loss) per share:
Net income (loss)	$(2,280)	$17,604	$161	$43,931
Weighted average number of shares of common stock outstanding	34,625	35,075	34,601	35,912
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested stock	—	15	37	6

Weighted average number of shares of common stock outstanding — diluted	34,625	35,090	34,638	35,918

Net income (loss) per share of common stock — diluted	$(0.07)	$0.50	$—	$1.22

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51	51

Non-vested restricted stock	291	96	61	32

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
     At September 30, 2009, the interest rate on the senior secured credit facility was LIBOR plus 150 basis points, or approximately 2.77%. The senior secured credit facility is senior to all other outstanding debt, secured by all assets of the Company (except for equipment that is collateralized under manufacturer flooring plan arrangements) and is guaranteed by the Company’s domestic subsidiaries (see note 10 to the condensed consolidated financial statements). The balance outstanding on the senior secured credit facility as of September 30, 2009 was approximately $3.0 million. Additional borrowings available under the terms of the senior secured credit facility as of September 30, 2009, net of approximately $7.8 million of standby letters of credit outstanding, totaled $309.2 million. The average interest rate on our outstanding borrowings for the three and nine month periods ended September 30, 2009 was approximately 2.35% and 2.33%, respectively. As of September 30, 2009, we were in compliance with our financial covenant under the senior secured credit facility.
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
     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Equipment rentals	$45,108	$78,181	$150,669	$224,626
New equipment sales	48,685	97,797	172,010	274,135
Used equipment sales	32,698	39,873	69,254	128,436
Parts sales	25,786	30,951	78,144	89,112
Services revenues	15,225	18,333	46,164	52,651

Total segmented revenues	167,502	265,135	516,241	768,960
Non-segmented revenues	8,126	13,512	25,824	38,097

Total revenues	$175,628	$278,647	$542,065	$807,057

Gross profit (loss):
Equipment rentals	$13,794	$39,305	$50,439	$109,328
New equipment sales	5,136	13,058	21,491	36,686
Used equipment sales	5,629	9,295	12,772	30,476
Parts sales	6,834	9,142	21,805	26,297
Services revenues	9,579	11,741	29,105	33,635

Total segmented gross profit	40,972	82,541	135,612	236,422
Non-segmented gross loss	(1,005)	(44)	(859)	(638)

Total gross profit	$39,967	$82,497	$134,753	$235,784

	Balances at
	September 30,	December 31,
	2009	2008
Segment identified assets:
Equipment sales	$93,477	$108,109
Equipment rentals	460,459	554,457
Parts and services	16,067	21,131

Total segment identified assets	570,003	683,697
Non-segment identified assets	219,952	282,937

Total assets	$789,955	$966,634

     The Company operates primarily in the United States and our sales to international customers for the three and nine month periods ended September 30, 2009 were approximately 1.2% and 4.9%, respectively, of total revenues compared to 4.9% and 4.3% for the three and nine month periods ended September 30, 2008. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.
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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Assets:
Cash	$8,689	$10	$—	$8,699
Receivables, net	76,611	13,111	—	89,722
Inventories, net	81,520	28,024	—	109,544
Prepaid expenses and other assets	6,921	147	—	7,068
Rental equipment, net	354,365	106,094	—	460,459
Property and equipment, net	52,772	11,665	—	64,437
Deferred financing costs, net	5,900	—	—	5,900
Intangible assets, net	—	1,135	—	1,135
Investment in guarantor subsidiaries	(949)	—	949	—
Goodwill	5,643	37,348	—	42,991

Total assets	$591,472	$197,534	$949	$789,955

Liabilities and Stockholders’ Equity (Deficit):
Amount due on senior secured credit facility	$3,020	$—	$—	$3,020
Accounts payable	27,561	502	—	28,063
Manufacturer flooring plans payable	99,992	—	—	99,992
Accrued expenses payable and other liabilities	33,912	1,445	—	35,357
Intercompany balances	(193,609)	193,609	—	—
Notes payable	1,221	716	—	1,937
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,211	—	2,211
Deferred income taxes	76,543	—	—	76,543
Deferred compensation payable	1,926	—	—	1,926

Total liabilities	300,566	198,483	—	499,049
Stockholders’ equity (deficit)	290,906	(949)	949	290,906

Total liabilities and stockholders’ equity	$591,472	$197,534	$949	$789,955

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$11,251	$15	$—	$11,266
Receivables, net	124,757	25,536	—	150,293
Inventories, net	103,540	25,700	—	129,240
Prepaid expenses and other assets	11,467	255	—	11,722
Rental equipment, net	453,320	101,137	—	554,457
Property and equipment, net	45,517	12,605	—	58,122
Deferred financing costs, net	6,964	—	—	6,964
Intangible assets, net	—	1,579	—	1,579
Investment in guarantor subsidiaries	8,448	—	(8,448)	—
Goodwill	5,643	37,348	—	42,991

Total assets	$770,907	$204,175	$(8,448)	$966,634

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$76,325	$—	$—	$76,325
Accounts payable	93,667	—	—	93,667
Manufacturer flooring plans payable	127,690	—	—	127,690
Accrued expenses payable and other liabilities	45,965	1,241	—	47,206
Intercompany balances	(191,461)	191,461	—	—
Related party obligation	145	—	—	145
Notes payable	1,234	725	—	1,959
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,300	—	2,300
Deferred income taxes	75,109	—	—	75,109
Deferred compensation payable	2,026	—	—	2,026

Total liabilities	480,700	195,727	—	676,427
Stockholders’ equity	290,207	8,448	(8,448)	290,207

Total liabilities and stockholders’ equity	$770,907	$204,175	$(8,448)	$966,634

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$35,724	$9,384	$—	$45,108
New equipment sales	37,087	11,598	—	48,685
Used equipment sales	30,338	2,360	—	32,698
Parts sales	21,503	4,283	—	25,786
Services revenues	13,441	1,784	—	15,225
Other	6,516	1,610	—	8,126

Total revenues	144,609	31,019	—	175,628

Cost of revenues:
Rental depreciation	16,425	4,680	—	21,105
Rental expense	8,142	2,067	—	10,209
New equipment sales	32,944	10,605	—	43,549
Used equipment sales	25,014	2,055	—	27,069
Parts sales	15,835	3,117	—	18,952
Services revenues	5,026	620	—	5,646
Other	7,077	2,054	—	9,131

Total cost of revenues	110,463	25,198	—	135,661

Gross profit (loss):
Equipment rentals	11,157	2,637	—	13,794
New equipment sales	4,143	993	—	5,136
Used equipment sales	5,324	305	—	5,629
Parts sales	5,668	1,166	—	6,834
Services revenues	8,415	1,164	—	9,579
Other	(561)	(444)	—	(1,005)

Gross profit	34,146	5,821	—	39,967
Selling, general and administrative expenses	29,137	5,936	—	35,073
Equity in loss of guarantor subsidiaries	(3,086)	—	3,086	—
Gain on sales of property and equipment, net	180	109	—	289

Income (loss) from operations	2,103	(6)	3,086	5,183

Other income (expense):
Interest expense	(4,729)	(3,118)	—	(7,847)
Other, net	85	38	—	123

Total other expense, net	(4,644)	(3,080)	—	(7,724)

Loss before benefit for income taxes	(2,541)	(3,086)	3,086	(2,541)
Benefit for income taxes	(261)	—	—	(261)

Net loss	$(2,280)	$(3,086)	$3,086	$(2,280)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$65,090	$13,091	$—	$78,181
New equipment sales	75,500	22,297	—	97,797
Used equipment sales	30,953	8,920	—	39,873
Parts sales	25,426	5,525	—	30,951
Services revenues	15,707	2,626	—	18,333
Other	11,310	2,202	—	13,512

Total revenues	223,986	54,661	—	278,647

Cost of revenues:
Rental depreciation	21,496	4,866	—	26,362
Rental expense	10,228	2,286	—	12,514
New equipment sales	65,335	19,404	—	84,739
Used equipment sales	22,989	7,589	—	30,578
Parts sales	17,812	3,997	—	21,809
Services revenues	5,701	891	—	6,592
Other	10,737	2,819	—	13,556

Total cost of revenues	154,298	41,852	—	196,150

Gross profit (loss):
Equipment rentals	33,366	5,939	—	39,305
New equipment sales	10,165	2,893	—	13,058
Used equipment sales	7,964	1,331	—	9,295
Parts sales	7,614	1,528	—	9,142
Services revenues	10,006	1,735	—	11,741
Other	573	(617)	—	(44)

Gross profit	69,688	12,809	—	82,497
Selling, general and administrative expenses	35,291	10,265	—	45,556
Equity in loss of guarantor subsidiaries	(512)	—	512	—
Gain on sales of property and equipment, net	182	37	—	219

Income from operations	34,067	2,581	512	37,160

Other income (expense):
Interest expense	(6,365)	(3,130)	—	(9,495)
Other, net	213	37	—	250

Total other expense, net	(6,152)	(3,093)	—	(9,245)

Income (loss) before provision for income taxes	27,915	(512)	512	27,915
Provision for income taxes	10,311	—	—	10,311

Net income (loss)	$17,604	$(512)	$512	$17,604

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$123,452	$27,217	$—	$150,669
New equipment sales	140,640	31,370	—	172,010
Used equipment sales	61,907	7,347	—	69,254
Parts sales	66,157	11,987	—	78,144
Services revenues	40,621	5,543	—	46,164
Other	21,273	4,551	—	25,824

Total revenues	454,050	88,015	—	542,065

Cost of revenues:
Rental depreciation	54,135	13,654	—	67,789
Rental expense	26,347	6,094	—	32,441
New equipment sales	122,882	27,637	—	150,519
Used equipment sales	50,068	6,414	—	56,482
Parts sales	47,679	8,660	—	56,339
Services revenues	15,162	1,897	—	17,059
Other	21,118	5,565	—	26,683

Total cost of revenues	337,391	69,921	—	407,312

Gross profit (loss):
Equipment rentals	42,970	7,469	—	50,439
New equipment sales	17,758	3,733	—	21,491
Used equipment sales	11,839	933	—	12,772
Parts sales	18,478	3,327	—	21,805
Services revenues	25,459	3,646	—	29,105
Other	155	(1,014)	—	(859)

Gross profit	116,659	18,094	—	134,753

Selling, general and administrative expenses	91,828	18,514	—	110,342
Equity in loss of guarantor subsidiaries	(9,397)	—	9,397	—
Gain on sales of property and equipment, net	419	53	—	472

Income (loss) from operations	15,853	(367)	9,397	24,883

Other income (expense):
Interest expense	(14,942)	(9,097)	—	(24,039)
Other, net	451	67	—	518

Total other expense, net	(14,491)	(9,030)	—	(23,521)

Income (loss) before provision for income taxes	1,362	(9,397)	9,397	1,362
Provision for income taxes	1,201	—	—	1,201

Net income (loss)	$161	$(9,397)	$9,397	$161

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$191,246	$33,380	$—	$224,626
New equipment sales	216,000	58,135	—	274,135
Used equipment sales	99,730	28,706	—	128,436
Parts sales	72,456	16,656	—	89,112
Services revenues	45,172	7,479	—	52,651
Other	32,135	5,962	—	38,097

Total revenues	656,739	150,318	—	807,057

Cost of revenues:
Rental depreciation	64,520	14,318	—	78,838
Rental expense	30,249	6,211	—	36,460
New equipment sales	186,967	50,482	—	237,449
Used equipment sales	73,092	24,868	—	97,960
Parts sales	50,934	11,881	—	62,815
Services revenues	16,386	2,630	—	19,016
Other	31,120	7,615	—	38,735

Total cost of revenues	453,268	118,005	—	571,273

Gross profit (loss):
Equipment rentals	96,477	12,851	—	109,328
New equipment sales	29,033	7,653	—	36,686
Used equipment sales	26,638	3,838	—	30,476
Parts sales	21,522	4,775	—	26,297
Services revenues	28,786	4,849	—	33,635
Other	1,015	(1,653)	—	(638)

Gross profit	203,471	32,313	—	235,784

Selling, general and administrative expenses	110,593	27,504	—	138,097
Equity in loss of guarantor subsidiaries	(4,692)	—	4,692	—
Gain on sales of property and equipment, net	404	111	—	515

Income from operations	88,590	4,920	4,692	98,202

Other income (expense):
Interest expense	(19,492)	(9,701)	—	(29,193)
Other, net	642	89	—	731

Total other expense, net	(18,850)	(9,612)	—	(28,462)

Income (loss) before provision for income taxes	69,740	(4,692)	4,692	69,740
Provision for income taxes	25,809	—	—	25,809

Net income (loss)	$43,931	$(4,692)	$4,692	$43,931

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$161	$(9,397)	$9,397	$161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	6,600	1,650	—	8,250
Depreciation on rental equipment	54,135	13,654	—	67,789
Amortization of loan discounts and deferred financing costs	1,064	—	—	1,064
Amortization of intangible assets	—	444	—	444
Provision for losses on accounts receivable	2,360	401	—	2,761
Provision for inventory obsolescence	47	—	—	47
Provision for deferred income taxes	1,434	—	—	1,434
Stock-based compensation expense	645	—	—	645
Gain on sales of property and equipment, net	(419)	(53)	—	(472)
Gain on sales of rental equipment, net	(11,125)	(898)	—	(12,023)
Equity in loss of guarantor subsidiaries	9,397	—	(9,397)	—
Changes in operating assets and liabilities:
Receivables, net	45,786	12,024	—	57,810
Inventories, net	15,719	(5,034)	—	10,685
Prepaid expenses and other assets	4,546	108	—	4,654
Accounts payable	(66,106)	502	—	(65,604)
Manufacturer flooring plans payable	(27,698)	—	—	(27,698)
Accrued expenses payable and other liabilities	(12,048)	204	—	(11,844)
Intercompany balances	(2,148)	2,148	—	—
Deferred compensation payable	(100)	—	—	(100)

Net cash provided by operating activities	22,250	15,753	—	38,003

Cash flows from investing activities:
Purchases of property and equipment	(14,959)	(469)	—	(15,428)
Purchases of rental equipment	10,452	(20,674)	—	(10,222)
Proceeds from sales of property and equipment	1,523	(188)	—	1,335
Proceeds from sales of rental equipment	51,747	5,671	—	57,418

Net cash provided by (used in) investing activities	48,763	(15,660)	—	33,103

Cash flows from financing activities:
Purchases of treasury stock	(107)	—	—	(107)
Borrowings on senior secured credit facility	534,373	—	—	534,373
Payments on senior secured credit facility	(607,678)	—	—	(607,678)
Payments of related party obligation	(150)	—	—	(150)
Payments on capital lease obligations	—	(89)	—	(89)
Principal payments of notes payable	(13)	(9)	—	(22)

Net cash used in financing activities	(73,575)	(98)	—	(73,673)

Net decrease in cash	(2,562)	(5)	—	(2,567)
Cash, beginning of period	11,251	15	—	11,266

Cash, end of period	$8,689	$10	$—	$8,699

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$43,931	$(4,692)	$4,692	$43,931
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	6,214	2,115	—	8,329
Depreciation on rental equipment	64,520	14,318	—	78,838
Amortization of loan discounts and deferred financing costs	1,093	—	—	1,093
Amortization of intangible assets	10,642	(8,534)	—	2,108
Provision for losses on accounts receivable	1,743	—	—	1,743
Provision for inventory obsolescence	39	—	—	39
Provision for deferred income taxes	24,484	—	—	24,484
Stock-based compensation expense	1,043	—	—	1,043
Gain on sales of property and equipment, net	(404)	(111)	—	(515)
Gain on sales of rental equipment, net	(24,685)	(3,436)	—	(28,121)
Equity in loss of guarantor subsidiaries	4,692	—	(4,692)	—
Changes in operating assets and liabilities:
Receivables, net	11,517	(3,725)	—	7,792
Inventories, net	20,816	(38,633)	—	(17,817)
Prepaid expenses and other assets	(4,159)	352	—	(3,807)
Accounts payable	318	(2,006)	—	(1,688)
Manufacturer flooring plans payable	(15,596)	(6,002)	—	(21,598)
Accrued expenses payable and other liabilities	(3,290)	2,982	—	(308)
Intercompany balances	(6,659)	6,659	—	—
Deferred compensation payable	53	—	—	53

Net cash provided by (used in) operating activities	136,312	(40,713)	—	95,599

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(10,461)	—	(10,461)
Purchases of property and equipment	(15,253)	(1,273)	—	(16,526)
Purchases of rental equipment	(132,960)	19,644	—	(113,316)
Proceeds from sales of property and equipment	922	191	—	1,113
Proceeds from sales of rental equipment	78,859	20,378	—	99,237

Net cash provided by (used in) investing activities	(68,432)	28,479	—	(39,953)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	(44)	—	—	(44)
Purchases of treasury stock	(42,577)	—	—	(42,577)
Borrowings on senior secured credit facility	810,223	—	—	810,223
Payments on senior secured credit facility	(834,126)	9,652	—	(824,474)
Payments of related party obligation	(225)	—	—	(225)
Payments on capital lease obligation	—	(83)	—	(83)
Principal payments of notes payable	(12)	(9)	—	(21)

Net cash provided by (used in) financing activities	(66,761)	9,560	—	(57,201)

Net increase (decrease) in cash	1,119	(2,674)	—	(1,555)
Cash, beginning of period	12,005	2,757	—	14,762

Cash, end of period	$13,124	$83	$—	$13,207

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2009, and its results of operations for the three and nine month periods ended September 30, 2009, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     As of November 2, 2009, we operated 63 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no material changes to these critical accounting policies and estimates during the three and nine month periods ended September 30, 2009. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine months ended September 30, 2009, approximately 27.8% of our total revenues were attributable to equipment rentals, 31.7% of our total revenues were attributable to new equipment sales, 12.8% were attributable to used equipment sales, 14.4% were attributable to parts sales, 8.5% were attributable to our services revenues and 4.8% were attributable to non-segmented other revenues.
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
     New Equipment Sales. We seek to optimize revenues from new equipment sales by selling equipment through a professional in-house retail sales force focused by product type. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our status as a leading distributor for some of our key suppliers improves our ability to obtain equipment. New equipment sales are an important component of our integrated model due to customer interaction and customer service contact, and new equipment sales also lead to future parts and services revenues. We recognize revenue from the sale of new equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine months ended September 30, 2009, our total cost of revenues was approximately $407.3 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine months ended September 30, 2009, our selling, general and administrative expenses were approximately $110.3 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of income are not generally allocated to our reportable segments.
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

Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. The net book value of rental equipment at September 30, 2009 was $460.5 million, or approximately 58.3% of our total assets. Our rental fleet, as of September 30, 2009, consisted of approximately 16,290 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $694.1 million. As of September 30, 2009, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months

Hi-Lift or Aerial Work Platforms	12,448	76.4%	$420.7	60.6%	40.7
Cranes	395	2.4%	90.8	13.1%	32.2
Earthmoving	1,432	8.8%	136.6	19.7%	27.6
Industrial Lift Trucks	422	2.6%	18.5	2.7%	35.0
Other	1,593	9.8%	27.5	3.9%	28.8

Total	16,290	100.0%	$694.1	100.0%	38.0

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
     On average, we increased the overall average age of our rental fleet equipment by approximately 4.7 months for the nine months ended September 30, 2009. The original acquisition cost of our overall gross rental fleet decreased by $91.5 million, or approximately 11.6%, for the nine months ended September 30, 2009, as part of a planned elimination of rental fleet growth capital expenditures and selective fleet replacement expenditures during the period in response to a challenging economic environment and global credit market conditions (see also “Liquidity and Capital Resources” below), combined with the impact from the sale of our Yale® lift truck assets on July 31, 2009 (see “Results of Operations” below for a description of the transaction).
     Our average rental rates for the nine months ended September 30, 2009 were 15.1% lower than the comparative nine month period ended September 30, 2008 (see further discussion on rental rates in “Results of Operations” below). The rental equipment mix among our four core product lines for the nine months ended September 30, 2009 was largely consistent with that of the prior year, as a percentage of total units available for rent and as a percentage of original acquisition cost. However, the sale of certain of our Yale® lift truck assets on July 31, 2009 did result in an approximate 3% to 5% shift in our rental fleet composition from lift trucks to primarily aerial work platform equipment as a percentage of total units available for rent and as a percentage of original acquisition cost.
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
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results. The revenue and gross margin period-to-period comparisons below have been negatively impacted in the current year by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the current macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Continued weakness or further deterioration in the non-residential construction and industrial sectors could have a material adverse effect on our financial position, results of operations and cash flows in the future. We continue to proactively respond to the economic slowdown through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or opening branches in new markets where demand is higher; minimizing capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt.
     Our results of operations for the three and nine months ended September 30, 2009 include the sale of a substantial portion of our Yale® lift truck assets. On July 31, 2009, the Company sold its Yale® lift truck assets in its rental fleet, new and used equipment inventories and parts inventories located in the Intermountain region of the United States to Arnold Machinery Company (the “Arnold Transaction”) for total cash proceeds of approximately $15.7 million. At the time of the sale, these Yale® lift trucks comprised approximately 71% of the total lift trucks in our rental fleet and approximately 3.5% of our total rental fleet assets (based on net book value). The Yale brand accounted for less than 5% of our total revenues in 2009 through the date of the Arnold Transaction. Details of the Arnold Transaction are presented below (amounts in thousands):

Revenues:
New equipment sales	$1,161
Used equipment sales	13,437	(1)
Parts sales	1,061
Service revenues	895	(2)

Total revenues	$16,554

Cost of revenues:
New equipment sales	$1,125
Used equipment sales	12,830	(1)
Parts sales	1,011

Total cost of revenues	14,966

Gross profit	$1,588

(1)	— Amounts include revenues and cost of revenues related to Yale® lift truck rental fleet assets of $12.7 million and $12.2 million, respectively.

(2)	— Represents the recognition of deferred revenue associated with the termination of related Yale® lift truck maintenance and repair contracts.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
     Revenues.

	Three Months Ended
	September 30,		Total Dollar	Total Percentage
	2009	2008	Decrease	Decrease
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$45,108	$78,181	$(33,073)	(42.3)%
New equipment sales	48,685	97,797	(49,112)	(50.2)%
Used equipment sales	32,698	39,873	(7,175)	(18.0)%
Parts sales	25,786	30,951	(5,165)	(16.7)%
Services revenues	15,225	18,333	(3,108)	(17.0)%
Non-Segmented revenues	8,126	13,512	(5,386)	(39.9)%

Total revenues	$175,628	$278,647	$(103,019)	(37.0)%

     Total Revenues. Our total revenues were $175.6 million for the three months ended September 30, 2009 compared to $278.6 million for the same period in 2008, a decrease of $103.0 million, or 37.0%. Included in total revenues for the three months ended September 30, 2009 were revenues of $16.6 million from the Arnold Transaction. Revenues decreased for all reportable segments as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three months ended September 30, 2009 decreased $33.1 million, or 42.3%, to $45.1 million from $78.2 million for the same three month period in 2008. Rental revenues decreased for all four core product lines. Revenues from aerial work platforms decreased $20.1 million, cranes decreased $2.5 million, earthmoving equipment decreased $6.4 million, lift trucks decreased $2.4 million and other equipment rentals decreased $1.7 million. These decreases were due to lower demand resulting from the factors discussed above, which negatively impacted our rental rates. Our average rental rates for the three month period ended September 30, 2009 declined 19.1% compared to the same three month period last year and declined 3.4% on a sequential basis from the three month period ended June 30, 2009.
     Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the three months ended September 30, 2009 was approximately 25.5% in 2009 compared to 38.8% in 2008, a decrease of approximately 13.3%. The decrease in comparative rental equipment dollar utilization was the result of the 19.1% decrease in average rental rates in the comparative periods and a 13.1% decrease in rental equipment time utilization (equipment usage based on customer demand). Rental equipment time utilization was 54.3% for the three months ended September 30, 2009 compared to 67.4% for the same period in 2008 and 55.3% for the three month period ended June 30, 2009.
     New Equipment Sales Revenues. Our new equipment sales for the three months ended September 30, 2009 decreased $49.1 million, or 50.2%, to $48.7 million from $97.8 million for the comparable period in 2008. The Arnold Transaction accounted for $1.2 million of new lift truck equipment sales revenues for the three month period ended September 30, 2009. Sales of new cranes decreased $28.1 million, sales of new aerial work platforms decreased $5.2 million, sales of new earthmoving equipment decreased $11.2 million, sales of new lift trucks decreased $3.0 million and sales of other new equipment decreased $1.6 million. The decrease in new equipment sales reflect lower demand for these product lines.
     Used Equipment Sales Revenues. Our used equipment sales decreased approximately $7.2 million, or 18.0%, to $32.7 million for the three months ended September 30, 2009, from $39.9 million for the same period in 2008, primarily as a result of lower demand for used equipment. The Arnold Transaction accounted for $13.4 million of used lift truck sales revenues for the three month period ended September 30, 2009. Sales of used cranes decreased $8.7 million while sales of used aerial work platform equipment and used earthmoving equipment decreased $8.4 million and $2.3 million, respectively. Inclusive of the sales revenues from the Arnold Transaction, used lift truck sales increased $12.2 million.
     Parts Sales Revenues. Our parts sales decreased $5.2 million, or 16.7%, to $25.8 million for the three months ended September 30, 2009 from $31.0 million for the same period in 2008. Parts revenues related to the Arnold Transaction totaled $1.1 million. The decline in parts revenues was due to a decrease in customer demand for parts due to the decline in construction and industrial activity since last year.

     Services Revenues. Our services revenues for the three months ended September 30, 2009 decreased approximately $3.1 million, or 17.0%, to $15.2 million from $18.3 million for the same period last year. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the current period related to the termination of related lift truck maintenance and repair contracts. The decline in service revenues was largely due to a decrease in demand for services due to the decline in construction and industrial activity since last year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three months ended September 30, 2009, our other revenues were $8.1 million, a decrease of $5.4 million, or 39.9%, from $13.5 million in the same period last year. The decrease was primarily due to a decrease in the volume of these services in conjunction with the decline of our primary business activities.
     Gross Profit (Loss).

	Three Months Ended
	September 30,		Total Dollar	Total Percentage
	2009	2008	Decrease	Decrease
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$13,794	$39,305	$(25,511)	(64.9)%
New equipment sales	5,136	13,058	(7,922)	(60.7)%
Used equipment sales	5,629	9,295	(3,666)	(39.4)%
Parts sales	6,834	9,142	(2,308)	(25.2)%
Services revenues	9,579	11,741	(2,162)	(18.4)%
Non-Segmented gross loss	(1,005)	(44)	(961)	(2,184.1)%

Total gross profit	$39,967	$82,497	$(42,530)	(51.6)%

     Total Gross Profit. Our total gross profit was $40.0 million for the three months ended September 30, 2009 compared to $82.5 million for the three months ended September 30, 2008, a decrease of $42.5 million, or 51.6%. Total gross profit margin for the three months ended September 30, 2009 was 22.8%, a decrease of 6.8% from the 29.6% gross profit margin for the same three month period in 2008. The Arnold Transaction, inclusive of the $0.9 million of deferred services revenues recognized as discussed above, contributed $1.6 million in total gross profit on a total gross profit margin of 9.6% for the three month period ended September 30, 2009. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three months ended September 30, 2009 decreased $25.5 million, or 64.9%, to $13.8 million from $39.3 million in the same period in 2008. The decrease in equipment rentals gross profit is the net result of a $33.1 million decrease in rental revenues for the three months ended September 30, 2009, which was partially offset by a $2.3 million net decrease in rental expenses and a $5.3 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller fleet size in 2009 compared to 2008. As a percentage of equipment rental revenues, maintenance and repair costs were 15.4% in 2009 compared to 11.9% in 2008 and depreciation expense was 46.8% in 2009 compared to 33.7% in 2008. These percentage increases are primarily attributable to the decline in comparative rental revenues.
     Gross profit margin in 2009 was 30.6%, down 19.7% from 50.3% in the same period in 2008. This gross profit margin decline was primarily due to the 19.1% decline in our average rental rates and the product mix of equipment rented, combined with the increase in rental and depreciation expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended September 30, 2009 decreased $7.9 million, or 60.7%, to $5.1 million compared to approximately $13.0 million for the same period in 2008 on a total new equipment sales decline of $49.1 million. Gross profit margin on new equipment sales for the three months ended September 30, 2009 was 10.5%, down 2.9% from 13.4% in the same period last year, reflecting lower demand for new equipment and lower margins on new crane sales. The Arnold Transaction accounted for new equipment sales gross profit of $36,000 on a gross profit margin of 3.2% for the three month period ended September 30, 2009.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended September 30, 2009 decreased $3.7 million, or 39.4%, to $5.6 million from $9.3 million for the same period in 2008 on a used equipment sales decrease of $7.2 million. Gross profit margin for the three months ended September 30, 2009 was 17.2%, down 6.1% from 23.3% in the same period last year, as a result of margin contraction due to the impact of the Arnold Transaction and pricing pressures due to lower overall demand. The Arnold Transaction accounted for $0.6 million in gross profit in the current period with a gross profit margin of

4.5%. Used equipment sales include sales of both used inventory and rental fleet equipment. Our used equipment sales from the rental fleet, which comprised approximately 88.8% and 73.5% of our used equipment sales for the three month periods ended September 30, 2009 and 2008, respectively, were approximately 122.8% of net book value for the three months ended September 30, 2009 compared to 143.3% for the comparable period last year. Gross margin on rental fleet sales, excluding the above impact of the Arnold Transaction, was 29.5% compared to 30.2% in the same period last year.
     Parts Sales Gross Profit. For the three months ended September 30, 2009, our parts sales gross profit decreased approximately $2.3 million, or 25.2%, to $6.8 million from $9.1 million for the same period in 2008 on a $5.2 million decline in parts sales revenues. Gross profit margin for the three months ended September 30, 2009 was 26.5%, a decrease of 3.0% from 29.5% in the same period last year, primarily as a result of the mix of parts sold and the impact of the Arnold Transaction, which accounted for approximately $50,000 in gross profit on a gross profit margin of 4.7% in the three month period ended September 30, 2009.
     Services Revenues Gross Profit. For the three months ended September 30, 2009, our services revenues gross profit decreased approximately $2.1 million, or 18.4%, to $9.6 million from $11.7 million for the same period in 2008. Gross profit margin in 2009 was 62.9%, down 1.1% from 64.0% in the same period last year. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the current period related to the termination of related lift truck maintenance and repair contracts.
     Non-Segmented Other Revenues Gross Loss. For the three months ended September 30, 2009, our non-segmented other revenues realized a gross loss of $1.0 million compared to a gross loss of $44,000 for the three month period ended September 30, 2008, primarily as a result of declines in damage waiver income and environmental fees on equipment rentals.
     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $10.5 million, or 23.0%, to $35.1 million for the three months ended September 30, 2009 compared to approximately $45.6 million for the same period last year. The net decrease in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses decreased $8.5 million as a result of prior workforce reductions and other cost control measures instituted by the Company since the beginning of 2009, combined with lower incentive compensation that resulted from lower rental and sales revenues. Fuel costs and utility expenses decreased $0.7 million, while marketing related expenses decreased $0.7 million. Supplies and other corporate overhead costs decreased $0.6 million. Amortization expense related to intangible assets decreased $0.5 million. Stock-based compensation expense was $0.2 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively. These decreases were partially offset by an increase in legal and professional fees of $0.7 million. As a percent of total revenues, SG&A expenses were 20.0% for the three months ended September 30, 2009, an increase of 3.7% from 16.3% in the prior year, reflecting the fixed cost nature of certain SG&A expenses and the 37.0% decline in comparative total revenues.
     Other Income (Expense). For the three months ended September 30, 2009, our net other expenses decreased by $1.5 million to $7.7 million compared to approximately $9.2 million for the same period in 2008. The decrease was substantially the result of a $1.6 million decrease in interest expense to $7.8 million for the three months ended September 30, 2009 compared to $9.4 million for the same period in 2008. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $1.1 million lower in the current year period as a result of an $87.6 million decrease in our average borrowings under the senior secured credit facility compared to the prior year and a lower effective average interest rate on those borrowings in the current year. Additionally, other interest expense decreased $0.5 in the current year period, primarily due to lower interest expense incurred on our manufacturing flooring plan payables used to finance inventory purchases, resulting from lower outstanding balances on those manufacturing flooring plan payables in the current year period, and lower average interest rates, reflecting the decline in the prime interest rate since last year.
     Income Taxes. We recognized an income tax benefit for the three months ended September 30, 2009 of approximately $0.3 million compared to income tax expense of $10.3 million for the three months ended September 30, 2008, a decrease of $10.6 million. Our effective income tax rate for the three months ended September 30, 2009 was 10.3% compared to 36.9% for the same period last year. Our effective tax rate decreased as a result of lower pre-tax income in relation to the permanent differences and the decrease of a permanent benefit related to tax deductible goodwill amortization, for which no deferred taxes can be recognized until realized, in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2009 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations. Due to low pre-tax income, a small change in our estimated ordinary income could produce a significant change in the annual effective tax rate, which cannot be reliably estimated. In accordance with ASC 740, the actual effective year-to-date tax rate was applied in the third quarter.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
     Revenues.

	Nine Months Ended
	September 30,		Total Dollar	Total Percentage
	2009	2008	Decrease	Decrease
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$150,669	$224,626	$(73,957)	(32.9)%
New equipment sales	172,010	274,135	(102,125)	(37.3)%
Used equipment sales	69,254	128,436	(59,182)	(46.1)%
Parts sales	78,144	89,112	(10,968)	(12.3)%
Services revenues	46,164	52,651	(6,487)	(12.3)%
Non-Segmented revenues	25,824	38,097	(12,273)	(32.2)%

Total revenues	$542,065	$807,057	$(264,992)	(32.8)%

     Total Revenues. Our total revenues were $542.1 million for the nine months ended September 30, 2009 compared to $807.1 million for the same period in 2008, a decrease of $265.0 million, or 32.8%. Included in total revenues for the nine months ended September 30, 2009 were revenues of $16.6 million from the Arnold Transaction. Revenues decreased for all reportable segments as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the nine months ended September 30, 2009 decreased approximately $73.9 million, or 32.9%, to $150.7 million from $224.6 million for the same nine month period in 2008. Rental revenues decreased for all four core product lines. Revenues from aerial work platforms decreased $46.9 million, cranes decreased $5.2 million, earthmoving equipment decreased $11.0 million, lift trucks decreased $4.8 million and other equipment rentals decreased approximately $6.0 million. These decreases were due to lower demand, which resulted in a further decline in our rental rates. Our average rental rates for the nine month period ended September 30, 2009 declined 15.1% compared to the same nine month period last year.
     Rental equipment dollar utilization (quarterly rental revenues divided by the average original rental fleet equipment costs) for the nine months ended September 30, 2009 was 27.1% in 2009 compared to 37.2% in 2008, a decrease of 10.1%. The decrease in comparative rental equipment dollar utilization was the result of the 15.1% decrease in average rental rates for the comparative periods and a 11.3% decrease in rental equipment time utilization (equipment usage based on customer demand) from 66.6% in 2008 to 55.3% in 2009.
     New Equipment Sales Revenues. Our new equipment sales for the nine months ended September 30, 2009 decreased $102.1 million, or 37.3%, to $172.0 million from $274.1 million for the comparable period in 2008. The Arnold Transaction accounted for $1.1 million of new lift truck equipment sales revenues in the current period. Sales of new cranes decreased $44.5 million, sales of new aerial work platforms decreased $14.2 million, sales of earthmoving equipment decreased $30.6 million, sales of lift trucks decreased $7.1 million and sales of other new equipment decreased $5.7 million. The decrease in new equipment sales reflects lower demand for these product lines.
     Used Equipment Sales Revenues. Our used equipment sales decreased $59.2 million, or 46.1%, to approximately $69.2 million for the nine months ended September 30, 2009, from $128.4 million for the same period in 2008, as a result of lower demand for used equipment. The Arnold Transaction accounted for $13.4 million of used lift truck sales revenues in the current period. Sales of used cranes decreased $27.6 million while sales of used aerial work platform equipment and used earthmoving equipment decreased $27.0 million and $13.0 million, respectively. Sales of other used equipment decreased $0.5 million in the comparable nine month period. Inclusive of the sales revenues from the Arnold Transaction, used lift truck sales increased $8.9 million.
     Parts Sales Revenues. Our parts sales decreased $11.0 million, or 12.3%, to $78.1 million for the nine months ended September 30, 2009 from $89.1 million for the same period in 2008. Parts revenues related to the Arnold Transaction totaled $1.1 million. The decrease was due to a decrease in customer demand for parts due to the decline in construction and industrial activity since last year.
     Services Revenues. Our services revenues for the nine months ended September 30, 2009 decreased $6.5 million, or 12.3%, to $46.2 million from $52.7 million for the same period last year. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the current period related to the termination of related lift truck maintenance and repair contracts. The decline was largely due to a decrease in demand for services due to the decline in construction and industrial activity since last year.

     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine months ended September 30, 2009, our other revenues decreased $12.3 million, or 32.2%, to $25.8 million from $38.1 million in the nine month period last year. The decrease was primarily due to a decrease in the volume of these services in conjunction with the decline of our primary business activities.
     Gross Profit (Loss).

	Nine Months Ended
	September 30,		Total Dollar	Total Percentage
	2009	2008	Decrease	Decrease
		(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$50,439	$109,328	$(58,889)	(53.9)%
New equipment sales	21,491	36,686	(15,195)	(41.4)%
Used equipment sales	12,772	30,476	(17,704)	(58.1)%
Parts sales	21,805	26,297	(4,492)	(17.1)%
Services revenues	29,105	33,635	(4,530)	(13.5)%
Non-Segmented gross loss	(859)	(638)	(221)	(34.6)%

Total gross profit	$134,753	$235,784	$(101,031)	(42.8)%

     Total Gross Profit. Our total gross profit was $134.8 million for the nine months ended September 30, 2009 compared to $235.8 million for the nine months ended September 30, 2008, a decrease of $101.0 million, or 42.8%. Total gross profit margin for the nine months ended September 30, 2009 was 24.9%, a decrease of 4.3% from the 29.2% gross profit margin for the same nine month period in 2008. The Arnold Transaction contributed $1.6 million in gross profit on a total gross profit margin of 9.6% for the current period. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine months ended September 30, 2009 decreased $58.9 million, or 53.9%, to $50.4 million from $109.3 million in the same period in 2008. The decrease in equipment rentals gross profit is the net result of an approximately $73.9 million decrease in rental revenues for the nine months ended September 30, 2009, which was partially offset by a $4.0 million net decrease in rental expenses and an $11.0 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller fleet size in 2009 compared to 2008. As a percentage of equipment rental revenues, maintenance and repair costs were 15.2% in 2009 compared to 12.2% in 2008 and depreciation expense was 45.0% in 2009 compared to 35.1% in 2008. These percentage increases are primarily attributable to the decline in comparative rental revenues.
     Gross profit margin for the nine months ended September 30, 2009 was 33.5%, down 15.2% from 48.7% in the same period in 2008. This gross profit margin decline was primarily due to a 15.1% decline in our average rental rates combined with the increase in rental and depreciation expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine months ended September 30, 2009 decreased $15.2 million, or 41.4%, to $21.5 million compared to $36.7 million for the same period in 2008 on a total new equipment sales decline of $102.1 million. Gross profit margin on new equipment sales for the nine months ended September 30, 2009 was 12.5%, a decrease of 0.9% from 13.4% in the same period last year, reflecting lower demand for new equipment and lower margins on new crane sales. The Arnold Transaction accounted for new equipment sales gross profit of $36,000 on a gross profit margin of 3.2% in the current period.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine months ended September 30, 2009 decreased $17.7 million, or 58.1%, to $12.8 million from $30.5 million for the same period in 2008 on a used equipment sales decrease of $59.2 million. Gross profit margin in 2009 was 18.4%, down 5.3% from 23.7% in the same period last year, as a result of the product mix of used equipment sold and margin contraction due to lower overall demand for used equipment combined with the impact of the Arnold Transaction. The Arnold Transaction accounted for $0.6 million in gross profit with a gross profit margin of 4.5%. Our used equipment sales from the rental fleet, which comprised approximately 82.9% and 77.3% of our used equipment sales for the nine month periods ended September 30, 2009 and 2008, respectively, were approximately 126.5% of net book value for the nine months ended September 30, 2009 compared to 139.5% for the comparable period last year.
     Parts Sales Gross Profit. For the nine months ended September 30, 2009, our parts sales revenue gross profit decreased $4.5 million, or 17.1%, to $21.8 million from $26.3 million for the same period in 2008 on an $11.0 million decline in parts sales revenues. Gross profit margin for the nine months ended September 30, 2009 was 27.9%, a decrease of 1.6% from 29.5% in the same period last year, as a result of the mix of parts sold and the impact of the Arnold Transaction, which accounted for approximately $50,000 in gross profit on a gross profit margin of 4.7% in the current period.
     Services Revenues Gross Profit. For the nine months ended September 30, 2009, our services revenues gross profit decreased $4.5 million, or 13.5%, to $29.1 million from $33.6 million for the same period in 2008 on a $6.5 million decline in services revenues. Gross profit margin in 2009 was 63.0%, down approximately 0.9% from 63.9% in the same period last year. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the current period related to the termination of related lift truck maintenance and repair contracts.
     Non-Segmented Other Revenues Gross Loss. For the nine months ended September 30, 2009, our non-segmented other revenues realized a gross loss of $0.9 million, a decrease of $0.3 million compared to a gross loss of $0.6 million for the nine month period ended September 30, 2008, primarily as a result of declines in damage waiver income and environment fees on equipment rentals.
     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $27.8 million, or 20.1%, to $110.3 million for the nine months ended September 30, 2009 compared to $138.1 million for the same period last year. The net decrease in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses decreased $22.6 million as a result of prior workforce reductions and other cost control measures instituted by the Company, including a 9% workforce headcount reduction since the beginning of 2009, combined with lower commissions that resulted from lower rental and sales revenues. In addition, insurance expenses decreased approximately $0.9 million due to lower employee counts and reduced loss exposures, while warranty related expenses decreased $1.3 million. Fuel costs and utility expenses decreased $1.8 million and supplies and other corporate overhead expenses decreased $1.1 million. Amortization expense related to intangible assets decreased $1.7 million. These decreases were partially offset by a $1.7 million increase in legal and professional fees and a $1.1 million increase in our reserve for bad debt expense. Stock-based compensation expense was $0.6 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively. As a percent of total revenues, SG&A expenses were 20.4% for the nine months ended September 30, 2009, an increase of 3.3% from 17.1% in the prior year, reflecting the fixed cost nature of certain SG&A expenses and the 32.8% decline in comparative total revenues.
     Other Income (Expense). For the nine months ended September 30, 2009, our net other expenses decreased by approximately $5.0 million to $23.5 million compared to $28.5 million for the same period in 2008. The decrease was the result of a $5.2 million decrease in interest expense to $24.0 million for the nine months ended September 30, 2009 compared to $29.2 million for the same period in 2008, which was partially offset by a $0.2 million increase in other income. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $3.7 million lower in the current year period largely as a result of a $75.5 million decrease in our average borrowings under the senior secured credit facility compared to the prior year and a lower effective average interest rate on those borrowings in the current year. Additionally, interest expense on our manufacturing flooring plan payables used to finance inventory purchases decreased $1.5 million in the current year period, as a result of lower outstanding balances on those manufacturing flooring plan payables in the current year period and lower average interest rates, reflecting the decline in the prime interest rate since last year.
     Income Taxes. Income tax expense for the nine months ended September 30, 2009 decreased $24.6 million to $1.2 million compared to $25.8 million for the nine months ended September 30, 2008. Our effective income tax rate for the nine months ended September 30, 2009 was 88.2% compared to 37.0% for the same period last year. The increase in our effective tax rate was the result of a permanent difference resulting from unrealized tax deductible goodwill amortization, for which no deferred tax benefit can be recognized in accordance with ASC 740. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2009 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations. Due to low pre-tax income, a small change in our estimated ordinary income could produce a significant change in the annual effective tax rate, which cannot be reliably estimated. In accordance with ASC 740, the actual effective year-to-date tax rate was applied in the third quarter.
Liquidity and Capital Resources
     Cash flow from operating activities. Our cash provided by operating activities for the nine months ended September 30, 2009 was $38.0 million. Our reported net income of approximately $0.2 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $70.1 million. These cash flows from operating activities were also positively impacted by a decrease of $57.8 million in net accounts receivable, a $4.7 million decrease in prepaid expenses and other assets and a $10.7 million decrease in inventories. Partially offsetting these positive cash flows were a decrease of $65.6 million in accounts payable, a $27.7 million decrease in manufacturing flooring plans payable, and an $11.8 million decrease in accrued expenses and other liabilities.
     Our cash provided by operating activities for the nine months ended September 30, 2008 was $95.6 million. Our reported net income of $43.9 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $133.0 million. These cash flows from operating activities were also positively impacted by a decrease of $7.8 million in net accounts receivable. Partially offsetting these positive cash flows were increases in our inventories of $17.8 million, a $21.6 million decrease in manufacturing flooring plans payable, an increase of $3.8 million in prepaid expenses and other assets, a $1.7 million decrease in accounts payable and a $0.3 million decrease in accrued expenses and other liabilities.
     Cash flow from investing activities. For the nine months ended September 30, 2009, cash provided by our investing activities was $33.1 million. This is a net result of proceeds from the sale of rental and non-rental equipment of $58.8 million, which includes approximately $13.3 million in cash proceeds related to the Arnold Transaction. Partially offsetting these cash flows were purchases of rental and non-rental equipment totaling $25.7 million.
     For the nine months ended September 30, 2008, cash used in our investing activities was approximately $40.0 million. Approximately $10.5 million was related to additional cash consideration paid to the Burress shareholders in connection with our acquisition of J.W. Burress, Inc. in September 2007. Also included in these investing activities were purchases of rental and non-rental equipment totaling $129.8 million, which was partially offset by the proceeds from the sale of rental and non-rental equipment of approximately $100.4 million.
     Cash flow from financing activities. For the nine months ended September 30, 2009, cash used in our financing activities was approximately $73.7 million. Our total borrowings during the period under our senior secured credit facility were $534.4 million and total payments under the senior secured credit facility in the same period were $607.7 million. We also made payments under our related party obligation and notes payable and capital lease obligations totaling $0.2 million and acquired $0.1 million of treasury stock.
     For the nine months ended September 30, 2008, cash used in our financing activities was approximately $57.2 million. Our total borrowings during the period under our senior secured credit facility were $810.2 million and total payments under the senior secured credit facility in the same period were $824.5 million. We purchased $42.6 million of treasury stock, which included $42.4 million of stock repurchases under the Company’s 2008 stock repurchase program. We made payments under our related party obligation of $0.2 million and principal payments under our other debt obligations of $0.1 million.
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
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine months ended September 30, 2009 were approximately $19.2 million, including approximately $9.0 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine months ended September 30, 2009 were $11.6 million, which includes approximately $15.0 million in the current year related to the implementation of a new enterprise resource planning system that is expected to be completed in early 2010 and subsequently deployed for use throughout the Company in three “go live” phases, with an expected completed implementation by the end of the 2010 second quarter.
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

     On July 31, 2009, the Company sold to Arnold Machinery Company its Yale® lift truck assets in our rental fleet, new and used equipment inventories and parts inventories located in the Intermountain region of the United States, resulting in total cash proceeds of approximately $15.7 million. At the time of the sale, these lift trucks comprised, based on net book value, approximately 71% of our total lift trucks in the rental fleet and approximately 3.5% of our total rental fleet. The Yale® brand accounted for less than 5.0% of our total revenues in 2009 through the date of the transaction.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. As of November 2, 2009, we had $312.2 million of available borrowings under our senior secured credit facility, net of $7.8 million of outstanding letters of credit.
     We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the indenture governing the senior unsecured notes, and the senior secured credit facility, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our earnings are affected by changes in interest rates due to the fact that interest on our senior secured credit facility is calculated based upon LIBOR plus 150 basis points. At September 30, 2009, we had $3.0 million of outstanding borrowings under our senior secured credit facility. The interest rate in effect on those borrowings at September 30, 2009 was approximately 2.77%. A 1.0% increase in the effective interest rate on our outstanding borrowings at September 30, 2009 would increase our interest expense by approximately $30,000 on an annualized basis. We did not have significant exposure to changing interest rates as of September 30,

2009 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our periodic SEC reports was recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
     Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

H&E EQUIPMENT SERVICES, INC.
Dated: November 4, 2009	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2009	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).