Form 10-K
period 2009-12-31
H&E Equipment Services, Inc.
filed 2010-03-05
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51759
H&E EQUIPMENT SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0553291
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11100 Mead Road, Suite 200, Baton Rouge, Louisiana 70816	(225) 298-5200
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $257,244,652 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter).
As of March 1, 2010, there were 34,897,865 shares of common stock, par value $0.01 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2009.

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
•	general economic conditions and construction and industrial activity in the markets where we operate in North America, as well as the depth and duration of the current macroeconomic downturn and related decreases in construction and industrial activities, which may continue to significantly affect our revenues and operating results;
•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;
•	relationships with new equipment suppliers;
•	increased maintenance and repair costs;
•	our indebtedness;
•	the risks associated with the expansion of our business;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and
•	other factors discussed under Item 1A — Risk Factors or elsewhere in this Annual Report on Form 10-K.
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
     By providing rental, sales, parts, repair and maintenance functions under one roof, we offer our customers a one-stop solution for their equipment needs. This full-service approach provides us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, new and used equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enables us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we have developed throughout our history as an integrated services company provide us with a competitive advantage over rental-focused companies and equipment distributors. In addition, our focus on four core categories of heavy construction and industrial equipment enables us to offer specialized knowledge and support to our customers. For the year ended December 31, 2009, we generated total revenues of approximately $679.7 million. The pie charts below illustrate a breakdown of our revenues and gross profits for the year ended December 31, 2009 by business segment (see note 20 to our consolidated financial statements for further information regarding our business segments):

Revenue by Segment ($ in millions)	Gross Profit (Loss) by Segment ($ in millions)

     We have operated, through our predecessor companies, as an integrated equipment services company for approximately 49 years and have built an extensive infrastructure that includes 66 full-service facilities (as of March 1, 2010) located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.
Products and Services
     Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2009, consisted of 16,003 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $675.1 million and an average age of approximately 40.0 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.
     New Equipment Sales. We sell new heavy construction and industrial equipment in all four core equipment categories, and are a leading distributor for nationally-recognized suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, and Bobcat. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. Our new equipment sales operation is a source of new customers for our parts sales and service support activities, as well as for used equipment sales.
     Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2009, approximately 81.6% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and service business for us.
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
Industry Background
     The U.S. construction equipment distribution industry is fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. This industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, and demand for rental equipment and has been adversely affected by the economic downturn and the decline in construction and industrial activities. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of rental equipment companies include United Rentals, Hertz Equipment Rental and Rental Service Corporation. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment services company, we rent, sell and provide parts and service support. Although many of the historically pure equipment rental companies also provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our service and sales staff provides.
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
     Complementary, High Margin Parts and Service Operations. Our parts and service businesses allow us to maintain our rental fleet in excellent condition and to offer our customers high quality rental equipment. Our after-market parts and service businesses together provide us with a high-margin revenue source that has proven to be relatively stable throughout a range of economic cycles.
     Specialized, High Quality Equipment Fleet. Our focus on four core types of heavy construction and industrial equipment allows us to better provide the specialized knowledge and support that our customers demand when renting and purchasing equipment. These four types of equipment are attractive because they have a long useful life, high residual value and generally strong industry demand.
     Well-Developed Infrastructure. We have built an infrastructure that as of March 1, 2010 included a network of 66 full-service facilities, and a workforce that included a highly-skilled group of approximately 449 service technicians and an aggregate of 213 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.
     Leading Distributor for Suppliers. We are a leading distributor for nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu and Bobcat. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs.
     Customized Information Technology Systems. Our information systems allow us to actively manage our business and our rental fleet. Our customer relationship management system provides our sales force with real-time access to customer and sales information.
     Experienced Management Team. Our senior management team is led by John M. Engquist, our President and Chief Executive Officer, who has approximately 35 years of industry experience. Our senior and regional managers have an average of approximately 22 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.
Our Business Strategy
     Our business strategy includes, among other things, leveraging our integrated business model, managing our rental equipment, further developing our parts and services operations and selectively entering new markets and pursuing acquisitions. However, the timing and extent to which we implement these various aspects of our strategy depend on a variety of factors, many of which are outside our control, such as general economic conditions and construction activity in the United States. During 2009, we faced various economic and business challenges, including (i) a recessionary environment reflected by weak demand for our products and services, (ii) unfavorable credit markets which limited our customers’ access to capital, and (iii) continuing economic uncertainty into 2010. Please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview for a discussion of the actions we took in response to these challenges.
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
     Enter Carefully Selected New Markets. We intend to continue our strategy of selectively expanding our network to solidify our presence in attractive and contiguous regions where we operate. We have a proven track record of successfully entering new markets and we look to add new locations in those markets that offer attractive growth opportunities, high demand for construction and heavy equipment, and contiguity to our existing markets. During 2009, we opened new branch facilities in Sacramento, Nashville and Baltimore. During the first quarter of 2010, we opened new branch facilities in Indianapolis, Louisville and Pasco (Washington).
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
History
     Through our predecessor companies, we have been in the equipment services business for approximately 49 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.
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
Customers
     We serve approximately 29,500 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2009, no single customer accounted for more than 3.5% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 12.8% of our total revenues in 2009.
Sales and Marketing
     We have two distinct, focused sales forces; one specializing in equipment rentals and one focused specifically on new and used equipment sales. We believe maintaining separate sales forces for equipment rental and equipment sales is important to our customer service, allowing us to effectively meet the demands of different types of customers.
     Both our rental sales force and equipment sales force are divided into smaller, product focused teams which enhances the development of in-depth product application and technical expertise. To further develop knowledge and experience, we provide our sales forces with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of new equipment. This training is essential, as our sales personnel regularly call on customers’ job sites, often assisting customers in assessing their immediate and ongoing equipment needs. In addition, we have a commission-based compensation program for our sales force.
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

Suppliers
     We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 79% of our new equipment and rental fleet from three manufacturers during the year ended December 31, 2009. These relationships improve our ability to negotiate equipment acquisition pricing. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and service that in many cases are covered under the manufacturer’s warranty. We are a leading distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat, Grove and Manitowoc. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.
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
     In the first quarter of 2010, we began the first “go live” deployment of a new enterprise resource planning (ERP) system to further enhance operating efficiencies and provide more effective management of our business operations, as well as to provide a platform to effectively support future growth. We expect to complete the company-wide implementation of the ERP by the end of the second quarter of 2010.
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
Employees
     As of December 31, 2009, we had approximately 1,568 employees. Of these employees, 616 are salaried personnel and 952 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to two branch locations cover approximately 58 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.
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

Available Information
     We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we have filed with or furnished to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-3330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports for insiders and any amendments to these reports filed with or furnished to the SEC are available free of charge through our Internet site (www.he-equipment.com) as soon as reasonably practicable after filing with the SEC. Additionally, we make available free of charge on our internet website:
•	our Code of Conduct and Ethics;

•	the charter of our Corporate Governance and Nominating Committee;

•	the charter of our Compensation Committee; and

•	the charter of our Audit Committee.

Item 1A.	Risk Factors
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
Our business has been adversely affected by the economic downturn and a decline in construction and industrial activities, and continued decreased demand for equipment or depressed equipment rental rates and sales prices could result in additional declines in our revenues and operating results.
     Our equipment is principally used in connection with construction and industrial activities. Consequently, the economic downturn, and particularly the weakness in the construction industry and the decrease in industrial activity, has led to a significant decrease in the demand for our new and used equipment and has depressed equipment rental rates and the sales prices for the equipment we sell. Our business may also be negatively impacted, either temporarily or long-term, by:
•	a reduction in spending levels by customers;

•	unfavorable credit markets affecting end-user access to capital;

•	adverse changes in federal and local government infrastructure spending;

•	an increase in the cost of construction materials;

•	adverse weather conditions which may affect a particular region;

•	an increase in interest rates; or

•	terrorism or hostilities involving the United States.
     The economic downturn and the decline in construction and industrial related activity has adversely affected our revenues and our operating results, as reflected in declining revenues and lower gross margins realized on our equipment rentals and on the sale of new and used inventory. Continued weakness or further deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet.
The economic downturn makes it difficult for us to forecast trends, which may have an adverse impact on our business and financial condition.
     The economic downturn — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may enter into a prolonged recessionary period — make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market share when the economy improves.
Current unfavorable conditions or further disruptions in the capital and credit markets may continue to adversely impact business conditions and the availability of credit.
     Disruptions in the global capital and credit markets as a result of the current economic downturn, continuing economic uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. Additionally, unfavorable market conditions could continue and impede the rate of economic recovery, which may continue to depress demand for our products and services or make it more difficult for our customers to obtain financing and credit on reasonable terms. Also more of our customers may be unable to meet their payment obligations to us, increasing delinquencies and credit losses. Moreover, our suppliers may be adversely impacted, causing disruption or delay of product availability. These events could negatively impact our business, financial position, results of operations and cash flows.
     In addition, if the financial institution that has extended line of credit commitments to us is adversely affected by the conditions of the capital and credit markets, it may become unable to fund borrowings under those credit commitments, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, acquisitions, capital expenditures and other corporate purposes.
We have, and may incur, significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.
     We have a significant amount of indebtedness and may incur additional indebtedness. As of December 31, 2009, our total indebtedness was $254.1 million, consisting of the aggregate amounts outstanding under our senior unsecured notes ($250.0 million), notes payable ($1.9 million) and a capital lease obligation ($2.2 million). Although we currently have no amounts outstanding under our senior secured credit facility, we have borrowing availability under the senior secured credit facility of $312.2 million, and may be able to incur additional other indebtedness. Although the indenture for our senior unsecured notes contains a fixed charge coverage ratio test that limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indenture does not impose any limitation on our incurrence of certain liabilities that are not considered “Indebtedness” under the indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “Unrestricted Securities” under the indenture.
     All borrowings under the senior secured credit facility as well as letters of credit outstanding under the senior secured credit facility ($7.8 million at December 31, 2009) are first-priority secured debt and effectively senior to our senior unsecured notes. Additionally, our senior unsecured notes are effectively subordinated to our notes payable obligations, capital lease obligation and our obligations under $92.9 million of first-priority secured manufacturer floor plan financings (to the extent of the value of their collateral).
     The level of our indebtedness could have important consequences, including:
•	a portion of our cash flow from operations is dedicated to debt service and may not be available for other purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	limiting our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to secure favorable lease terms;
•	making us more vulnerable to economic downturns and possibly limiting our ability to withstand competitive pressures; and
•	placing us at a competitive disadvantage compared to our competitors with less indebtedness.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control. An inability to service our indebtedness could lead to a default under our senior secured credit facility and the indenture governing our senior unsecured notes, which may result in an acceleration of our indebtedness.
     To service our indebtedness, we will require a significant amount of cash. Our ability to pay interest and principal in the future on our indebtedness and to fund our capital expenditures and acquisitions will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions, the availability of capital, as well as financial, business and other factors, some of which are beyond our control. For example, the current economic downturn and decline in construction and industrial activities have adversely affected our business and our revenues.
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
     The operating and financial restrictions and covenants in our debt agreements, including the senior secured credit facility, and the indenture governing our senior unsecured notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio (as defined therein) in the event that our excess borrowing availability is below $25 million. Our borrowing availability under the senior secured credit facility as of December 31, 2009 was $312.2 million, net of $7.8 million of letters of credit outstanding. The imposition of the minimum fixed charge coverage ratio may require that we limit our permitted capital expenditures, take action to reduce debt or act in a manner contrary to our business objectives. In addition, the senior secured credit facility and the indenture governing the senior unsecured notes contain certain covenants that, among other things, restrict our and our restricted subsidiaries’ ability to:
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
     These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions contained in the senior secured credit facility could lead to an event of default, which could result in an acceleration of our indebtedness. Such an acceleration would constitute an event of default under the indenture governing the senior unsecured notes. A failure to comply with the restrictions in the senior unsecured notes indenture could result in an event of default under the indenture. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit facility, the indenture or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the senior unsecured notes. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business financial condition and results of operations could be materially and adversely affected. We are currently in compliance with the applicable covenants under our senior secured credit facility and our senior unsecured notes.
Our business could be hurt if we are unable to obtain additional capital as required, resulting in a decrease in our revenues and profitability.
     The cash that we generate from our business, together with cash that we may borrow under our senior secured credit facility, may not be sufficient to fund our capital requirements. In addition, our senior secured credit facility matures in August 2011. We may require additional financing to obtain capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and refinancing existing indebtedness. We may not be able to replace or refinance our senior secured credit facility on favorable terms or at all. Any additional indebtedness that we incur will make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures. Moreover, we may not be able to obtain additional capital on acceptable terms, if at all. If we are unable to obtain sufficient additional financing in the future, our business could be adversely affected by reducing our ability to increase revenues and profitability.
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
     Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:
•	general economic conditions in the markets where we operate;
•	the cyclical nature of our customers’ business, particularly our construction customers;
•	seasonal sales and rental patterns of our construction customers, with sales and rental activity tending to be lower in the winter months;
•	severe weather and seismic conditions temporarily affecting the regions where we operate;
•	changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;
•	the effectiveness of integrating acquired businesses and new start-up locations; and
•	timing of acquisitions and new location openings and related costs.
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
     The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of availability, quality, reliability, delivery and price. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates or sales prices. The market downturn and increased competitive pressures have caused us to significantly reduce our rates to maintain market share, resulting in lower operating margins and profitability. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.
We purchase a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business, as we may be unable to obtain adequate or timely rental and sales equipment.
     We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2009, we purchased approximately 79% of our rental and sales equipment from three manufacturers. Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.
Our suppliers of new equipment may appoint additional distributors, sell directly or unilaterally terminate our distribution agreements, which could have a material adverse effect on our business due to a reduction of, or inability to increase, our revenues.
     We are a distributor of new equipment and parts supplied by leading, nationally-known OEMs. Under our distribution agreements with these OEMs, manufacturers retain the right to appoint additional dealers and sell directly to national accounts and government agencies. In most instances, they may unilaterally terminate their distribution agreements with us at any time without cause. We have both written and oral distribution agreements with our new equipment suppliers. Under our oral agreements with the OEMs, we operate under our established course of dealing with the supplier and are subject to the applicable state law regarding such relationship. Any such actions could have a material adverse effect on our business, financial condition and results of operations due to a reduction of, or an inability to increase, our revenues.

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
     The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:
•	the market price for new equipment of a like kind;

•	wear and tear on the equipment relative to its age;

•	the time of year that it is sold (prices are generally higher during the construction season);

•	worldwide and domestic demands for used equipment;

•	the supply of used equipment on the market; and

•	general economic conditions.
     We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2009, we sold used equipment from our rental fleet at an average selling price of approximately 128.4% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse affect on our business, financial condition, results of operations or cash flows.
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
     An important element of our growth strategy is to selectively pursue on an opportunistic basis acquisitions of additional businesses in order to add new customers within our existing markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. Competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. Furthermore, general economic conditions or unfavorable global capital and credit markets could affect the timing and extent to which we implement our strategy and limit our ability to successfully acquire new businesses. The difficulties we may face in identifying or completing acquisitions could impede our revenues and profitability.
We may be unsuccessful in integrating any future acquisitions, which may decrease our profitability and make it more difficult for us to grow our business.
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
     We are dependent on the experience and continued services of our senior management team, including Mr. Engquist. Mr. Engquist has approximately 35 years of industry experience and has served as an officer of Head and Engquist since 1990, a director of Gulf Wide since 1995, an officer and director of H&E LLC since its formation in June 2002 and an officer and director of H&E Equipment Services, Inc. since its inception. If we lose the services of any member of our senior management team, particularly Mr. Engquist, and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our strategy.
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

Issues arising from the implementation of our new enterprise resource planning system could adversely affect our operating results and ability to manage our business effectively.
     In 2008 we began the initial design implementation phases of a new enterprise resource planning (ERP) system to further enhance operating efficiencies and provide more effective management of our business operations. The new ERP system will be deployed for use throughout the Company in a number of “go live” phases, the first of which was completed February 1, 2010, with company-wide deployment expected to be completed by the end of the second quarter of 2010. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis.
If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report financial results or prevent fraud.
     Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of our internal controls. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.
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

Our future operating results and financial position could be negatively affected by impairment charges to our goodwill, intangible assets or other long-lived assets.
     When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the identifiable tangible and intangible assets of the business we acquire. At December 31, 2009, we had goodwill of approximately $34.0 million. In accordance with Accounting Standards Codification 350, Intangibles—Goodwill & Other, we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test. In connection with our annual impairment test as of October 1, 2009 and 2008, and as further discussed in note 2 to the consolidated financial statements included herein, we recorded non-cash goodwill impairments of $9.0 million and $15.9 million, respectively.
     If the current economic conditions continue or further deteriorate resulting in significant declines in the Company’s stock price, or if there are significant downward revisions in the present value of our estimated future cash flows, additional impairments to one or more reporting units could occur in future periods, and such impairments could be material. A downward revision in the present value of estimated future cash flows could be caused by a number of factors, including, among others, adverse changes in the business climate, negative industry or economic trends, decline in performance in our industry sector, or a decline in market multiples for competitors. Our estimates regarding future cash flows are inherently uncertain and changes in our underlying assumptions and the impact of market conditions on those assumptions could materially affect the determination of fair value and/or goodwill impairment. Future events and changing market conditions may impact our assumptions as to revenues, costs or other factors that may result in changes in our estimates of future cash flows. We can provide no assurance that a material impairment charge will not occur in a future period. Such a charge could negatively affect our results of operations and financial position. We will continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets (see “Critical Accounting Policies and Estimates” in Part II, Item 7).
Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.
     We currently have approximately 60 employees in Utah, a significant territory in our geographic footprint, who are covered by collective bargaining agreements and approximately 1,510 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility. In addition, proposed federal legislation would make it easier for unions to organize by requiring employers to recognize unions based on card check authorization rather than by secret ballot election, and would impose arbitration to settle first-time collective bargaining agreements if the parties have not reached agreement within 120 days of recognition. The enactment of such legislation could significantly increase labor costs in ways that are difficult to predict.
We have operations throughout the United States, which exposes us to multiple state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
     Our over 60 branch locations in the United States are located in 24 different states, which exposes us to a host of different state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and generally otherwise impact our operations in adverse ways.

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
     Our market areas in the Gulf Coast and Mid-Atlantic regions of the United States are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Future hurricanes could result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. In addition, climate change could lead to an increase in intensity or occurrence of hurricanes or other adverse weather events. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of March 1, 2010, we had a network of 66 full-service facilities, serving approximately 29,500 customers across 24 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States.
     In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. We own eight of our locations and lease 58 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama		Maryland
Birmingham	Leased	Baltimore(2)	Leased(1) Owned(1)
Arizona		Mississippi
Phoenix	Leased	Jackson	Leased
Tucson	Leased	Montana
Arkansas		Billings	Leased
Little Rock	Owned	Belgrade	Leased
Springdale	Owned	Missoula	Leased
California		New Mexico
Bakersfield	Leased	Albuquerque	Leased
La Mirada	Leased	Nevada
Sacramento	Leased	Las Vegas	Leased
San Diego	Leased	Reno	Leased
Santa Fe Springs	Owned	North Carolina
Fontana	Leased	Arden	Leased
Colorado		Charlotte(2)	Leased(2)
Denver	Leased	Raleigh	Leased
Colorado Springs	Leased	Winston-Salem	Leased
Florida		Oklahoma
Fort Myers	Leased	Oklahoma City	Leased
Jacksonville	Leased	Tulsa	Leased
Orlando	Leased	South Carolina
Pompano Beach	Leased	Columbia	Leased
Tampa	Leased	Greenville	Leased
Georgia		Tennessee
Atlanta	Leased	Memphis	Leased
Idaho		Nashville	Leased
Boise	Leased	Texas
Coeur D’Alene	Leased	Austin	Leased
Indiana		Corpus Christi	Leased
Indianapolis	Leased	Dallas(2)	Leased(1) Owned(1)
Kentucky		Houston(2)	Leased(2)
Louisville	Leased	San Antonio	Owned
Louisiana		Utah
Alexandria	Leased	Salt Lake City	Leased
Baton Rouge	Leased	St. George	Leased
Belle Chasse	Leased	Virginia
Gonzales	Leased	Norfolk	Leased
Kenner	Leased	Ashland	Owned
Lafayette	Leased	Roanoke	Owned
Lake Charles	Leased	Warrenton	Leased
Shreveport(2)	Leased(2)	Washington
		Pasco	Leased
     Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 8 to 89 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

     Our corporate headquarters employs approximately 180 people. Our corporate headquarters are located in four separate locations in Baton Rouge, Louisiana, where we occupy a total of approximately 35,450 square feet under four separate leases that extend through varying dates ending April 30, 2011. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.
Item 3. Legal Proceedings
     From time to time, we are party to various legal actions in the normal course of our business. We believe that we are not party to any litigation, that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 4. (Removed and Reserved)
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low closing sale prices per share for our common stock as reported by Nasdaq for the years ended December 31, 2008 and 2009.

	High	Low
Year ended December 31, 2008
First quarter	$18.98	$11.64
Second quarter	15.04	12.02
Third quarter	15.05	8.98
Fourth quarter	9.67	4.67
Year ended December 31, 2009
First quarter	$7.76	$4.77
Second quarter	9.49	6.16
Third quarter	11.62	9.00
Fourth quarter	12.50	9.26
Holders
     On March 1, 2010, we had 178 stockholders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
     For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph
     The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc. common stock for the period January 31, 2006, the date our initial public offering was priced for initial sale, through and including December 31, 2009, with the cumulative return of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc., RSC Holdings, Inc., Hertz Global Holdings, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. RSC Holdings, Inc. is only included in the peer group beginning on May 23, 2007, the date its initial public offering was priced for initial sale.
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

*	$100 invested on 1/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	1/31/06	12/31/06	12/31/07	12/31/08	12/31/09

H&E Equipment Services, Inc.	$100.00	$137.61	$104.89	$42.83	$58.33
Russell 2000 Index	100.00	108.63	106.93	70.80	90.04
Peer Group	100.00	105.84	104.93	45.93	73.84
     This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate this information by reference.
Issuer Purchases of Equity Securities
     There were no stock repurchases or other purchases of equity securities by the Company during the fourth quarter ended December 31, 2009.
Item 6. Selected Financial Data
     The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2006 and 2005 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2009	2008	2007(1)	2006(2)	2005
		(Amounts in thousands, except per share amounts)
Statement of operations data(3):
Revenues:
Equipment rentals	$191,512	$295,398	$286,573	$251,374	$190,794
New equipment sales	208,916	374,068	355,178	241,281	156,341
Used equipment sales	86,982	160,780	148,742	133,897	111,139
Parts sales	100,500	118,345	102,300	82,106	70,066
Services revenues	58,730	70,124	64,050	53,699	41,485
Other	33,092	50,254	46,291	42,012	30,385

Total revenues	679,732	1,068,969	1,003,134	804,369	600,210

Cost of revenues:
Rental depreciation	87,902	104,311	94,211	78,159	54,534
Rental expense	42,086	49,481	45,374	40,582	47,027
New equipment sales	183,885	324,472	307,897	211,158	137,169
Used equipment sales	70,305	121,956	112,351	97,765	84,696
Parts sales	72,786	83,561	71,791	57,909	49,615
Services revenues	21,825	25,324	23,076	19,206	15,417
Other	35,445	49,824	42,394	36,409	30,151

Total cost of revenues	514,234	758,929	697,094	541,188	418,609

Gross profit (loss):
Equipment rentals	61,524	141,606	146,988	132,633	89,233
New equipment sales	25,031	49,596	47,281	30,123	19,172
Used equipment sales	16,677	38,824	36,391	36,132	26,443
Parts sales	27,714	34,784	30,509	24,197	20,451
Services revenues	36,905	44,800	40,974	34,493	26,068
Other	(2,353)	430	3,897	5,603	234

Total gross profit	165,498	310,040	306,040	263,181	181,601

Selling, general and administrative expenses(4)	144,460	181,037	165,048	143,615	111,409
Impairment of goodwill and intangible assets(5)	8,972	22,721	—	—	—
Gain from sales of property and equipment, net	533	436	469	479	91

Income from operations	12,599	106,718	141,461	120,045	70,283

Other income (expense):
Interest expense(6)	(31,339)	(38,255)	(36,771)	(37,684)	(41,822)
Loss on early extinguishment of debt(7)	—	—	(320)	(40,771)	—
Other, net	619	934	1,045	818	372

Total other expense, net	(30,720)	(37,321)	(36,046)	(77,637)	(41,450)

Income (loss) before income taxes	(18,121)	69,397	105,415	42,408	28,833
Income tax provision (benefit)	(6,178)	26,101	40,789	9,694	673

Net income (loss)	$(11,943)	$43,296	$64,626	$32,714	$28,160

Net income (loss) per common share:
Basic	$(0.35)	$1.22	$1.70	$0.89	$1.10

Diluted	$(0.35)	$1.22	$1.70	$0.88	$1.10

Weighted average common shares outstanding (8):
Basic	34,607	35,575	38,065	36,933	25,492

Diluted	34,607	35,583	38,065	36,982	25,492

	For the Year Ended December 31,
	2009	2008	2007(1)	2006(2)	2005
		(Amounts in thousands)
Other financial data:
Depreciation and amortization(9)	$99,293	$117,677	$104,281	$85,122	$59,860
Statement of cash flows:
Net cash provided by operating activities	72,901	120,467	104,094	117,729	35,904
Net cash provided by (used in) investing activities	37,900	(36,675)	(188,647)	(191,988)	(83,075)
Net cash provided by (used in) financing activities	(76,731)	(87,288)	90,012	77,935	49,440

	As of December 31,
	2009	2008	2007(1)	2006(2)	2005
		(Amounts in thousands)
Balance sheet data:
Cash	$45,336	$11,266	$14,762	$9,303	$5,627
Rental equipment, net	437,407	554,457	577,628	440,454	308,036
Goodwill(5)	34,019	42,991	54,731	30,573	8,572
Deferred financing costs, net	5,545	6,964	8,628	9,296	8,104
Intangible assets, net(10)	988	1,579	10,642	34	80
Total assets	763,084	966,634	1,012,853	759,942	530,697
Total debt(11)	254,110	330,584	374,951	265,965	349,902
Stockholders’ Equity/(Members’ Deficit)	278,882	290,207	288,078	235,584	(5,140)

(1)	Our operating results for the years ended December 31, 2007, 2008 and 2009 include the operating results of J.W. Burress, Incorporated (“Burress”) since the date of acquisition, September 1, 2007.

(2)	Our operating results for the years ended December 31, 2006, 2007, 2008 and 2009 include the operating results of Eagle High Reach Equipment, Inc. and Eagle High Reach Equipment, LLC (collectively “Eagle”) since the date of acquisition, February 28, 2006.

(3)	See note 20 to the consolidated financial statements discussing segment information.

(4)	Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification 718, Stock Compensation. Stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2009, 2008, 2007 and 2006 totaled $0.7 million, $1.5 million, $1.3 million and $1.0 million, respectively.

(5)	As more fully described in note 2 to the consolidated financial statements, and in connection with our impairment test, we recorded a non-cash goodwill impairment in 2009 of approximately $9.0 million, or $5.5 million after tax, related to our Equipment Rentals Component 1 reporting unit. In 2008, we recorded non-cash goodwill impairments totaling approximately $15.9 million, or $9.9 million after tax, related to our New Equipment and Service Revenues reporting units. Also in 2008, we recorded a non-cash impairment charge of $6.8 million, or $4.2 million after tax, related to our customer relationship intangible asset.

(6)	Interest expense is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest.

(7)	On August 4, 2006, we used the net proceeds from the issuance of our senior unsecured notes, together with cash on hand and borrowings under our senior secured credit facility, to purchase $195.5 million in aggregate principal amount of our then outstanding senior secured notes (representing approximately 97.8% of the previously outstanding senior secured notes), and the $53.0 million in aggregate principal amount of our then outstanding senior subordinated notes (representing 100% of the previously outstanding senior secured notes). In connection with these transactions, we recorded a loss on the early extinguishment of debt of approximately $40.8 million. Subsequently, on July 31, 2007, we redeemed with available cash on hand, all of our remaining $4.5 million in aggregate principal amount outstanding of the senior secured notes. In connection with the transaction, we recorded a loss on the early extinguishment of debt of approximately $0.3 million.

(8)	In presenting shares of common stock outstanding, we have given retroactive effect to the completion of the Reorganization Transactions as if the 2006 Reorganization Transactions had occurred as of the beginning of the earliest year presented with respect to statement of operations data.

(9)	Excludes amortization of deferred financing costs and accretion of loan discounts, which are both included in interest expense.

(10)	As more fully described in note 2 to the consolidated financial statements, we recorded a $6.8 million impairment, or $4.2 million after tax, in 2008 related to the acquired Burress customer relationships intangible asset.

(11)	Total debt represents the amounts outstanding, as applicable for the periods presented, under the senior secured credit facility, senior secured notes, senior subordinated notes, senior unsecured notes, notes payable and capital leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
     During 2009, we faced various economic and business challenges in connection with the macroeconomic downturn, including (i) weak demand for our products and services, (ii) unfavorable credit markets which limited our customers’ access to capital, and (iii) continuing economic uncertainty into 2010. In response to these extraordinary challenges, we focused our efforts in 2009 to scale our business to adapt to market conditions and strengthen our balance sheet through cash generation. These included (i) downsizing our rental fleet by reducing capital expenditures on our rental fleet, (ii) monitoring and reducing our inventory carrying levels based on lower demand, (iii) reducing operating and selling, general and administrative costs, including workforce reductions, and (iv) using excess cash to pay down debt and improve our leverage. As a result, we fully repaid our senior secured credit facility during 2009, leaving approximately $312.2 million of borrowing availability as of December 31, 2009 under the credit facility, net of approximately $7.8 million of outstanding standby letters of credit (see “Liquidity and Capital Resources” below). As many of these unfavorable economic conditions and business challenges appear to be continuing into 2010, we remain focused on managing our fleet, debt reduction and cash generation, with a view to positioning us to take advantage of future opportunities when the economic and business recovery occurs.
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
     As of March 1, 2010, we operated 66 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
     Through our predecessor companies, we have been in the equipment services business for approximately 49 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.
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
     You can read more about our business segments under Item 1—Business and in note 20 of the consolidated financial statements in this Annual Report on Form 10-K.
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year ended December 31, 2009, approximately 28.2% of our total revenues were attributable to equipment rentals, 30.7% of our total revenues were attributable to new equipment sales, 12.8% were attributable to used equipment sales, 14.8% were attributable to parts sales, 8.6% were attributable to our service revenues and 4.9% were attributable to non-segmented other revenues.
     The pie charts below illustrate a breakdown of our revenues and gross profits for the year ended December 31, 2009 by business segment (see note 20 to our consolidated financial statements for further information regarding our business segments):

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
Equipment Rentals. Revenues from equipment rentals depend on rental rates. Because rental rates are impacted by competition in specific regions and markets, we continuously monitor and adjust our rental rates. Equipment rental revenue is also impacted by the availability of equipment and by time utilization (equipment usage based on customer demand). We generate reports on, among other things, time utilization and rental rate trends on a piece-by-piece basis for our rental fleet. We recognize revenues from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of billing to customers.

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

Parts Sales. We generate revenues from the sale of new and used parts for equipment that we rent or sell, as well as for other makes of equipment. Our product support sales representatives are instrumental in generating our parts revenues. They are product specialists and receive performance incentives for achieving certain sales levels. Most of our parts sales come from our extensive in-house parts inventory. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to the economic cycles that tend to affect our rental and equipment sales operations. We recognize revenues from parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.

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

Non-Segmented Revenues. Our non-segmented other revenue consists of billings to customers for equipment support and activities including: transportation, hauling, parts freight, environmental fees and loss damage waiver charges. We recognize non-segmented other revenues at the time of billing and after the related services have been provided.
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2009, our total cost of revenues was approximately $514.2 million. Our operating expenses consist principally of selling, general and administrative expenses. For the year ended December 31, 2009, our selling, general and administrative expenses were approximately $144.5 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.
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

Services Support. Cost of services revenues represents costs attributable to service provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.

Non-Segmented Other. These expenses include costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other items, drivers wages, fuel costs, shipping costs, and our costs related to damage waiver policies.
Selling, General and Administrative Expenses:
     Our selling, general and administrative expenses (“SG&A”) include sales and marketing expenses, payroll and related benefit costs, insurance expenses, professional fees, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with the intangible assets acquired in the Burress acquisition (see note 3 to the consolidated financial statements for further information on the Burress acquisition). These expenses are not generally allocated to our reportable segments.
Interest Expense:
     Interest expense for the periods presented represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior unsecured notes due 2016, notes payable and our capital lease obligation. See note 11 to the consolidated financial statements for further information on our senior unsecured notes. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. See note 9 to the consolidated financial statements for further information on our manufacturer flooring plans payable. Non-cash interest expense related to the amortization cost of deferred financing costs is also included in interest expense.
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
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Net rental equipment at December 31, 2009 was $437.4 million, or approximately 57.3% of our total assets. Our rental fleet as of December 31, 2009, consisted of 16,003 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $675.1 million. As of December 31, 2009, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	12,231	76%	$413.8	61%	42.8
Cranes	361	2%	82.0	12%	32.5
Earthmoving	1,412	9%	133.7	20%	29.6
Industrial Lift Trucks	444	3%	18.7	3%	34.8
Other	1,555	10%	26.9	4%	30.7

Total	16,003	100%	$675.1	100%	40.0

     Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. The mix and age of our rental fleet, as well as our cash flows, are impacted by sales of equipment from the rental fleet, which are influenced by used equipment pricing at the retail and secondary auction market levels, and the capital expenditures to acquire new rental fleet equipment. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated useful life of the specific equipment, among other things. Our rental fleet is well-maintained as a result of our in-house service capabilities and extensive maintenance program.
     On average, we increased the average age of our rental fleet equipment by approximately 6.7 months during the year ended December 31, 2009. The original acquisition cost of our overall gross rental fleet decreased approximately $110.4 million, or approximately 14.1%, during the year ended December 31, 2009, mostly due to a planned elimination of rental fleet growth capital expenditures and selective fleet replacement expenditures during the year in response to a challenging economic environment and credit market conditions (see also “Liquidity and Capital Resources” below), and to the impact from the sale of certain of our Yale® lift truck assets on July 31, 2009 (see “Results of Operations” below for a description of the transaction). Our average rental rates for the year ended December 31, 2009 were 15.5% lower than the comparative year ended December 31, 2008. The rental equipment mix among our four core product lines for the year ended December 31, 2009 remained largely consistent with that of the prior year comparable period both as a percentage of total units available for rent and as a percentage of original acquisition cost. However, the sale of certain of our Yale® lift truck assets on July 31, 2009 resulted in an approximate 3% to 4% shift in our rental fleet composition from lift trucks to primarily aerial work platform equipment as a percentage of total units available for rent and as a percentage of original acquisition cost.
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10-K.
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
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of customer current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. In the past five years, our write-offs have averaged approximately 0.29% of total annual rental revenues. Our write-offs for the years ended December 31, 2009, 2008 and 2007 were 0.48%, 0.29% and 0.25%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.
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

     The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2009 was $87.9 million. For the year ended December 31, 2009, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or Aerial Work		Earth-	Industrial Lift
	Platforms	Cranes	moving	Trucks	Other	Total
			($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2009
Depreciation expense for the year ended December 31, 2009	$44.2	$11.6	$22.1	$5.3	$4.7	$87.9
Increase of 2 years in useful life	34.5	9.3	14.3	2.1	5.4	65.6
Decrease of 2 years in useful life	51.7	14.0	33.4	3.8	4.7	107.6
     For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. As noted in this sensitivity table, in general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of $11.2 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment will give rise to an approximate increase in our annual depreciation expense of $9.9 million.
     As previously mentioned, another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is highly subjective and subject to change upon future actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $1.5 million.
     Purchase Price Allocation. We have made significant acquisitions in the past and we may make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 (“ASC 350”), Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 31, 2009, adjustments to fair value assessments have been recorded to goodwill over the purchase price allocation period (typically not exceeding 12 months).
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

     In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these assets and liabilities generally approximate the carrying values reflected on the acquired entities balance sheets. However, when appropriate, we adjust these carrying values for factors such as collectibility and existence. The intangible assets that we have acquired generally consist primarily of the goodwill recognized. Depending upon the applicable purchase agreement and the particular facts and circumstances of the business acquired, we may identify other intangible assets, such as trade names or trademarks, non-compete agreements and customer-related intangibles (specifically customer relationships). A trademark has a fair value equal to the present value of the royalty income attributable to it. The royalty income attributable to a trademark represents the hypothetical cost savings that are derived from owning the trademark instead of paying royalties to license the trademark from another owner. When specifically negotiated by the parties in the applicable purchase agreements, we base the value of non-compete agreements on the amounts assigned to them in the purchase agreements as these amounts represent the amounts negotiated in an arm’s length transaction. When not negotiated by the parties in the applicable purchase agreements, the fair value of non-compete agreements is estimated based on an income approach since their values are representative of the current and future revenue and profit erosion protection they provide. Customer relationships are generally valued based on an excess earnings or income approach with consideration to projected cash flows. We use an independent third party valuation firm to assist us with estimating the fair values of our acquired intangible assets.
     Goodwill. We have made acquisitions in the past that included the recognition of goodwill. Pursuant to ASC 350, goodwill is the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. We evaluate goodwill for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability.
     Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Pursuant to ASC 350 and ASC 280, Segment Reporting, and other relevant guidance, we have identified two components within our Rental operating segment (Equipment Rentals Component 1 and Equipment Rentals Component 2) and have determined that each of our other four operating segments (New Equipment, Used Equipment, Parts, and Service segments) represents a reporting unit, resulting in six total reporting units.
     We review goodwill for impairment utilizing a two-step process. As the first step of the impairment test, we determine whether the fair value of our goodwill reporting units is greater than their carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. However, if the fair value of a reporting unit is less than its carrying value, then the second step of the impairment test is performed to determine the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss for the excess amount.
     For purposes of performing the first step of the impairment test described above,,we estimate the fair value of our reporting units using a discounted cash flow analysis and/or by applying various market multiples. The principal factors used in the discounted cash flow analysis are our internal projected results of operations, weighted average cost of capital (“WACC”) and terminal value assumptions.
     Our internal projected results of operations serve as key inputs for developing our cash flow projections for a planning period of twelve years. Beyond this period, we also determine an assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream is expected to grow. These rates are used to calculate the terminal value of our reporting units and are added to the cash flows projected during the twelve year planning period. In connection with our fourth quarter 2009 goodwill impairment testing, we utilized a long-term growth rate of three percent, which we believe is reasonable. The WACC is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise and represents the expected cost of new capital likely to be used by market participants. The WACC is used to discount our combined future cash flows. In connection with our 2009 goodwill impairment testing, we utilized a WACC of between 11.0% to 16.0%, which we believe is reasonable.
     During the fourth quarter of 2009, and as further discussed in note 2 to our consolidated financial statements, we recognized a non-cash goodwill impairment charge of approximately $9.0 million related to our Equipment Rentals Component 1 reporting unit. The impairment charge represented a 100% write down of the pre-impairment charge carrying value for the reporting unit. As of December 31, 2009, our remaining goodwill was comprised of the following carrying values of three reporting units (amounts in thousands):

Carrying Value
Reporting Unit	at 12/31/09
Equipment Rentals Component 2	$20,427
Used Equipment Sales	6,712
Parts Sales	6,880

Total Goodwill	$34,019

     As of our most recent goodwill impairment test, the estimated fair value of each of these three reporting units exceeded its respective carrying value by the following percentages:

% Excess of Estimated
Fair Value over Carrying
Reporting Unit	Value
Equipment Rentals Component 2	16.0%
Used Equipment Sales	128.8%
Parts Sales	64.3%

Total	30.7%

     The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins, and operating expenses. These estimates involve risk and are inherently uncertain. Changes in our estimates and assumptions could materially affect the determination of fair value and/or the amount of goodwill impairment to be recognized. However, we believe that our estimates and assumptions are reasonable and represent our most likely future operating results based upon current information available. Future deterioration in the macroeconomic environment, adverse changes within our industry, further deterioration in our common stock price, downward revisions to our projected cash flows based on new information, or other factors, some of which are beyond our ability to control, could result in a future impairment charge that could materially impact our future results of operations and financial position in the reporting period identified.
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
     We evaluate the remaining useful life of our intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining estimated amortization period. As further described in note 2 to the consolidated financial statements, as a result of our review of customer attrition rates and projected cash flows, we revised the remaining estimated amortization period of the Burress customer relationships intangible asset to approximately 3.3 years as of October 1, 2008, the date of our impairment testing.
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
     Income Taxes. We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with ASC 740, Income Taxes (“ASC 740”), which takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.
     Effective January 1, 2007, we adopted the provisions of ASC 740 related to the accounting for uncertainty in income taxes, which clarified the accounting for uncertainty in income taxes recognized in financial statements. ASC 740 prescribes a two-step approach for recognizing and measuring tax benefits, with tax benefits arising from uncertain positions only being recognized when considered to be more likely than not sustained upon examination by the taxing authority. A recognized tax position is then measured at the largest amount of benefit that is more than 50 percent likely to be realized upon settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

     We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based on probable outcomes of such matters.
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues. The period-to-period comparisons of our financial results are not necessarily indicative of future results. The revenue and gross profit/margin period-to-period comparisons below for the years ended December 31, 2009 and 2008 have been negatively impacted in the most recent year by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the current macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins have slowly trended downward since the year ended December 31, 2006, the rate of total gross profit margin decline has been the most significant in the year ended December 31, 2009 as a result of the above factors. Accordingly, we cannot forecast whether, or to what extent, we will continue to experience any further decline, or whether our responses to unfavorable business conditions will be meaningful in mitigating or reversing this decline. Continued weakness or further deterioration in the non-residential construction and industrial sectors could result in continuing declining revenues and gross profits/margins and may have a material adverse effect on our financial position, results of operations and cash flows in the future. We continue to proactively respond to these unfavorable business factors through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or to branches in new markets where demand is higher; minimizing capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using some of the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt. We believe that these measures strengthen our balance sheet by improving our cash position and reducing our leverage. While we cannot predict the timing or impact of an economic recovery and/or improved conditions within the construction and industrial sectors, we believe that our efforts position us to take advantage of future opportunities when an economic and business recovery occurs.
     Our operating results for the year ended December 31, 2009 reflect the sale of a substantial portion of our Yale® lift truck assets. On July 31, 2009, the Company sold certain of its Yale® lift truck assets in its rental fleet, new and used equipment inventories and parts inventories located in the Intermountain region of the United States to Arnold Machinery Company (the “Arnold Transaction”) for total cash proceeds of approximately $15.7 million. At the time of the sale, these Yale® lift trucks comprised approximately 71% of the total lift trucks in our rental fleet and approximately 3.5% of our total rental fleet assets (based on net book value). The Yale brand accounted for less than 5% of our total revenues in 2009 through the date of the Arnold Transaction. Details of the Arnold Transaction are presented below (amounts in thousands):

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
     Our operating results for the year ended December 31, 2007 include the operating results of Burress since the date of acquisition, September 1, 2007. Therefore, our operating results for the year ended December 31, 2007 include only four months of Burress operations compared to a full 12 months for the years ended December 31, 2009 and 2008.
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
     Revenues.

	For the Year Ended
	December 31,		Total	Total
			Dollar	Percentage
	2009	2008	Decrease	Decrease
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$191,512	$295,398	$(103,886)	(35.2)%
New equipment sales	208,916	374,068	(165,152)	(44.2)%
Used equipment sales	86,982	160,780	(73,798)	(45.9)%
Parts sales	100,500	118,345	(17,845)	(15.1)%
Services revenues	58,730	70,124	(11,394)	(16.2)%
Non-Segmented revenues	33,092	50,254	(17,162)	(34.2)%

Total revenues	$679,732	$1,068,969	$(389,237)	(36.4)%

     Total Revenues. Our total revenues were $679.7 million in 2009 compared to $1.069 billion in 2008, a decrease of approximately $389.2 million, or 36.4%. Included in total revenues for the year ended December 31, 2009 were revenues of $16.6 million from the Arnold Transaction as further described above. Revenues decreased for all reportable segments as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2009 decreased $103.9 million, or 35.2%, to $191.5 million from $295.4 million in 2008. Rental revenues decreased for all four core product lines. Revenues from aerial work platforms decreased $64.5 million, cranes decreased $8.5 million, earthmoving equipment decreased $16.2 million, lift trucks decreased $7.7 million and other equipment rentals decreased $7.0 million. These decreases were due to lower demand resulting from the macroeconomic downturn and the other factors discussed above, which also negatively impacted our rental rates. Our average rental rates for the year ended December 31, 2009 declined 15.5% compared to the same period last year.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2009 was approximately 26.4% in 2009 compared to 36.8% in 2008, a decrease of approximately 10.4%. The decrease in comparative rental equipment dollar utilization was the result of the 15.5% decrease in average rental rates in the comparative period and an 11.1% decrease in rental equipment time utilization (equipment usage based on customer demand). Rental equipment time utilization was 54.8% for the year ended December 31, 2009 compared to 65.9% for the same period in 2008.
     New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2009 decreased $165.2 million, or 44.2%, to $208.9 million from $374.1 million for the comparable period in 2008. Sales of new cranes decreased $92.3 million, sales of new aerial work platforms decreased $18.4 million, sales of new earthmoving equipment decreased $37.5 million, sales of new lift trucks decreased $9.9 million and sales of other new equipment decreased $7.1 million. The decrease in new equipment sales reflects lower demand for these product lines due to the macroeconomic downturn and the other factors discussed above.

     Used Equipment Sales Revenues. Our used equipment sales decreased approximately $73.8 million, or 45.9%, to $87.0 million for the year ended December 31, 2009, from $160.8 million for the same period in 2008, primarily as a result of lower demand for used equipment. The Arnold Transaction accounted for $13.4 million of used equipment sales revenues for the year ended December 31, 2009. Sales of used cranes decreased $31.0 million while sales of used aerial work platform equipment and used earthmoving equipment decreased $30.6 million and $17.7 million, respectively. Inclusive of the sales revenues from the Arnold Transaction, used lift truck sales increased $7.4 million. Other used equipment sales decreased $1.9 million.
     Parts Sales Revenues. Our parts sales decreased $17.8 million, or 15.1%, to $100.5 million for the year ended December 31, 2009 from $118.3 million for the same period in 2008. The decline in parts revenues was due to a decrease in customer demand for parts due to the decline in construction and industrial activity in the past year.
     Services Revenues. Our services revenues for the year ended December 31, 2009 decreased $11.4 million, or 16.2%, to $58.7 million from $70.1 million for the same period last year. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the current period related to the termination of related lift truck maintenance and repair contracts. The decline in service revenues was largely due to a decrease in demand for services due to the decline in construction and industrial activity in the past year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2009, our other revenues were $33.1 million, a decrease of $17.2 million, or 34.2%, from $50.3 million in the same period last year. The decrease was primarily due to a decrease in the volume of these services in conjunction with the decline of our primary business activities.
     Gross Profit.

	For the Year Ended		Total Dollar	Total Percentage
	December 31,		Change	Change
	2009	2008	Decrease	Decrease
		(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$61,524	$141,606	$(80,082)	(56.6)%
New equipment sales	25,031	49,596	(24,565)	(49.5)%
Used equipment sales	16,677	38,824	(22,147)	(57.0)%
Parts sales	27,714	34,784	(7,070)	(20.3)%
Services revenues	36,905	44,800	(7,895)	(17.6)%
Non-Segmented gross profit (loss)	(2,353)	430	(2,783)	(647.2)%

Total gross profit	$165,498	$310,040	$(144,542)	(46.6)%

     Total Gross Profit. Our total gross profit was approximately $165.5 million for the year ended December 31, 2009 compared to approximately $310.0 million in 2008, a decrease of $144.5 million, or 46.6%. Total gross profit margin for the year ended December 31, 2009 was approximately 24.3%, a decrease of 4.7% from the 29.0% gross profit margin for the same period in 2008. The Arnold Transaction, inclusive of the $0.9 million of deferred services revenues recognized discussed above, contributed $1.6 million in total gross profit on a total gross profit margin of 9.6% for the year ended December 31, 2009. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2009 decreased $80.1 million, or 56.6%, to $61.5 million from $141.6 million in the same period in 2008. The decrease in equipment rentals gross profit is the net result of a $103.9 million decrease in rental revenues for the year ended December 31, 2009, which was partially offset by a $7.4 million net decrease in rental expenses and a $16.4 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller fleet size in 2009 compared to 2008. As a percentage of equipment rental revenues, maintenance and repair costs were 15.4% in 2009 compared to 12.5% in 2008 and depreciation expense was 45.9% in 2009 compared to 35.3% in 2008. These percentage increases were primarily attributable to the decline in comparative rental revenues.
     Gross profit margin in 2009 was 32.1%, down 15.8% from 47.9% in the same period in 2008. This gross profit margin decline was primarily due to the 15.5% decline in our average rental rates and the product mix of equipment rented, combined with the current year increase in rental and depreciation expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2009 decreased $24.6 million, or 49.5%, to $25.0 million compared to $49.6 million for the same period in 2008 on a total new equipment sales decline of $165.2 million. Gross profit margin on new equipment sales for the year ended December 31, 2009 was 12.0%, a decrease of 1.3% from 13.3% in the same period last year, reflecting lower demand for new equipment and lower margins on new crane sales.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2009 decreased $22.1 million, or 57.0%, to $16.7 million from $38.8 million for the same period in 2008 on a used equipment sales decrease of $73.8 million. Gross profit margin in 2009 was 19.2%, down 5.0% from 24.2% in the same period last year, as a result of the product mix of used equipment sold and margin contraction due to lower overall demand for used equipment, combined with the impact of the Arnold Transaction. The Arnold Transaction accounted for $0.6 million in gross profit with a gross profit margin of 4.5% on $13.4 million of used equipment sales. Our used equipment sales from the rental fleet, which comprised approximately 81.6% and 76.6% of our used equipment sales for the years ended December 31, 2009 and 2008, respectively, were approximately 128.4% of net book value for the year ended December 31, 2009 compared to 141.0% for the comparable period last year.
     Parts Sales Gross Profit. For the year ended December 31, 2009, our parts sales revenue gross profit decreased $7.1 million, or 20.3%, to $27.7 million from $34.8 million for the same period in 2008 on a $17.8 million decline in parts sales revenues. Gross profit margin for the year ended December 31, 2009 was 27.6%, a decrease of 1.8% from 29.4% in the same period last year, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the year ended December 31, 2009, our services revenues gross profit decreased $7.9 million, or 17.6%, to $36.9 million from $44.8 million for the same period in 2008 on an $11.4 million decline in services revenues. Gross profit margin in 2009 was 62.8%, down approximately 1.1% from 63.9% in the same period last year. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues and gross profit in the most recent year related to the termination of related lift truck maintenance and repair contracts.
     Non-Segmented Other Revenues Gross Profit. For the year ended December 31, 2009, our non-segmented other revenues realized a gross loss of approximately $2.4 million, a decrease of $2.8 million compared to a gross profit of $0.4 million for the year ended December 31, 2008, primarily as a result of declines in damage waiver income and environmental fees on lower equipment rental revenues.
     Selling, General and Administrative Expenses. SG&A expenses decreased $36.5 million, or 20.2%, to $144.5 million for the year ended December 31, 2009 compared to $181.0 million for the same period last year. The net decrease in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses decreased $27.8 million as a result of workforce reductions in late 2008 and 2009 and other cost control measures instituted by the Company, including a 15.7% workforce headcount reduction since the beginning of 2009, combined with lower commissions that resulted from lower rental and sales revenues. In addition, insurance expenses decreased approximately $0.8 million due to reduced loss exposures, while warranty related expenses decreased $1.6 million. Fuel costs and utility expenses decreased $2.3 million and supplies and other corporate overhead expenses, including marketing and promotional expenses, decreased $3.6 million. Amortization expense related to intangible assets decreased $0.8 million. These decreases were partially offset by a $1.6 million increase in legal and professional fees resulting primarily from data conversion costs and other consulting fees related to our enterprise resource planning system implementation. Stock-based compensation expense was $0.7 million and $1.5 million for the years ended December 31, 2009 and 2008, respectively. As a percent of total revenues, SG&A expenses were 21.3% for the year ended December 31, 2009, an increase of 4.4% from 16.9% in the prior year, reflecting the fixed cost nature of certain SG&A expenses and the 36.4%

decline in comparative total revenues.
     Impairment of Goodwill and Intangible Assets. We recorded a goodwill impairment charge of $9.0 million in 2009 compared to total goodwill impairment charges in 2008 of approximately $15.9 million. Additionally, in 2008, we recorded a $6.8 million non-cash intangible asset impairment charge related to Burress customer relationships.
     In connection with our annual impairment test as of October 1, 2009 and as discussed further in note 2 to the consolidated financial statements, we determined that the goodwill associated with our Equipment Rentals Component 1 reporting unit was impaired and recorded a $9.0 million non-cash goodwill impairment charge. In connection with our annual goodwill impairment test as of October 1, 2008, we determined that the goodwill associated with our New Equipment Sales and Services reporting units were impaired and recorded, in total, a $15.9 million non-cash goodwill impairment charge. The specific amounts of the goodwill impairment related to the New Equipment Sales and Service Revenues reporting units were $8.8 million and $7.1 million, respectively.
     These goodwill impairment charges are largely a result of worsening macroeconomic conditions, declines in market multiples within our industry and an increase in our cost of capital as a result of recent significant deterioration in the capital markets and the related decline in market value of equity and debt securities. The impairment also reflects a reduction in our projected cash flows. The impairment charges are non-cash items and do not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charge is excluded from the Company’s financial results in evaluating our financial covenant under the senior secured credit facility.
     During the fourth quarter of 2008 and as a result of worsening macroeconomic conditions in the Mid-Atlantic region where our Burress branch facilities operate, higher than expected customer attrition rates and revised lower projected cash flows for our Burress operations, we tested the Burress customer relationships intangible asset for impairment as of October 1, 2008 and determined that the intangible asset’s then-carrying value of approximately $7.9 million exceeded its undiscounted future cash flows. We then determined, using a discounted cash flow analysis, the intangible asset’s fair value to be approximately $1.1 million as of October 1, 2008, resulting in a non-cash impairment loss of $6.8 million. Fair value of the customer relationships asset was determined using a discounted cash flow analysis. The impairment charge is a non-cash item and will not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the senior secured credit facility
     Other Income (Expense). For the year ended December 31, 2009, our net other expenses decreased $6.6 million to $30.7 million compared to $37.3 million for the same period in 2008. The decrease was the net result of a $6.9 million decrease in interest expense to $31.3 million for the year ended December 31, 2009 compared to $38.3 million for the same period in 2008, which was partially offset by a $0.3 million increase in other income. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $4.7 million lower in the most recent year period largely as a result of a $81.5 million decrease in our average borrowings under the senior secured credit facility compared to the prior year and a lower effective average interest rate on those borrowings in the most recent year. Additionally, interest expense on our manufacturing flooring plan payables used to finance inventory purchases decreased approximately $2.2 million in the most recent year period, as a result of lower outstanding balances on those manufacturing flooring plan payables in the most recent year period and lower average interest rates, reflecting the decline in the prime interest rate since the prior year.
     Income Taxes. We recorded an income tax benefit of approximately $6.2 million for the year ended December 31, 2009 compared to income tax expense of $26.1 million for the year ended December 31, 2008. Our effective income tax rate for the year ended December 31, 2009 was approximately 34.1% compared to 37.6% for the year ended December 31, 2008. The effective income tax (benefit) rate for 2009 of 34.1% approximates the federal statutory rate of 35.0%. The decrease in our effective tax rate was the result of lower pre-tax income in relation to the permanent differences and the decrease of a permanent benefit related to tax deductible goodwill amortization, for which no deferred taxes can be recognized until realized, in accordance with ASC 740. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2009 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     Revenues.

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2008	2007	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$295,398	$286,573	$8,825	3.1%
New equipment sales	374,068	355,178	18,890	5.3%
Used equipment sales	160,780	148,742	12,038	8.1%
Parts sales	118,345	102,300	16,045	15.7%
Services revenues	70,124	64,050	6,074	9.5%
Non-Segmented revenues	50,254	46,291	3,963	8.6%

Total revenues	$1,068,969	$1,003,134	$65,835	6.6%

     Total Revenues. Our total revenues were $1.069 billion in 2008 compared to $1.003 billion in 2007, an increase of approximately $65.8 million, or 6.6%. Total revenues related to Burress in 2008 were $144.2 million compared to approximately $42.5 million in the four months ended December 31, 2007. Our segment revenues are further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2008 increased $8.8 million, or 3.1%, to $295.4 million from $286.6 million in 2007. Total equipment rental revenues in 2008 related to Burress were $15.2 million compared to $4.9 million for the four months ended December 31, 2007. The $8.8 million increase in total rental revenues was the net result of an $8.4 million increase in earthmoving equipment rentals, a $3.3 million increase in crane rentals and an increase of $0.5 million and $0.6 million in lift truck and other equipment rentals, respectively. These increases were offset by a $4.0 million decrease in aerial work platform equipment rentals. The increase in earthmoving equipment rental revenues is primarily due to the comparative impact of a full year of Burress rentals in the current year compared to four months in 2007. The increase in crane, lift truck and other equipment rental revenues reflects an overall increase in demand in 2008 compared to 2007.
     Rental equipment dollar utilization (annual rental revenues divided by the average quarterly original rental fleet equipment costs) for the year ended December 31, 2008 was approximately 36.8% compared to 40.3% in 2007, a decrease of 3.5%. Excluding Burress, our rental equipment dollar utilization for the years ended December 31, 2008 and 2007 was 38.2% and 39.7%, respectively, a decrease of 1.5%. The decrease in comparative rental equipment dollar utilization (exclusive of Burress) was primarily the result of a 2.2% decrease (exclusive of Burress) in average rental rates for the comparative periods and lower time utilization, combined with the impact of Burress rental operations. As discussed in note 4 to the consolidated financial statements, Burress, at the time of the acquisition, operated primarily as a distributor and had insignificant rental operations. Following the acquisition and through 2008, we began to integrate our rental operations into the Burress business, which has expectedly resulted in lower average rental rates and lower rental equipment time utilization when compared to the Company with fully integrated and normalized Burress operations.
     Rental equipment time utilization (equipment usage based on customer demand) was 65.9% for the year ended December 31, 2008 compared to 68.0% for the year ended December 31, 2007, a decrease of 2.1%, which was primarily the result of a decrease in demand for aerial work platform equipment, the largest component of our rental fleet, both as a percentage of total units available for rent and as a percentage of total original acquisition costs.
     New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2008 increased approximately $18.9 million, or 5.3%, to $374.1 million from $355.2 million in 2007. Total new equipment sales revenues in the current year related to Burress were $75.2 million compared to $16.3 million for the four months ended December 31, 2007. Sales of new cranes increased $36.1 million. The increase in new crane sales was primarily the result of the impact of a full year of Burress crane sales compared to four months last year. Our sales of new cranes were negatively impacted by new crane manufacturer supply constraints in the latter half of 2008. Aerial work platform equipment sales decreased $9.3 million and new earthmoving equipment sales decreased $7.6 million, reflecting lower product demand. Sales of lift trucks increased $0.7 million while sales of other new equipment decreased approximately $1.0 million. The declines in new equipment sales generally reflect lower demand.
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
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2008, our other revenues increased $4.0 million, or 8.6% to $50.3 million from $46.3 million in 2007. Total non-segmented other revenues in 2008 related to Burress were $3.5 million compared to $0.8 million for the four months ended December 31, 2007. The remaining increase was due to an increase in the volume of these services in conjunction with our primary business activities.
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
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2008 decreased $5.4 million, or 3.7%, to $141.6 million from $147.0 million in 2007. Gross profit from Burress rental operations in 2008 was $2.4 million compared to $1.8 million for the four months ended December 31, 2007.
     The decrease in equipment rentals gross profit was the net result of an $8.8 million increase in rental revenues, which was offset by a $10.1 million increase in rental equipment depreciation expense and a $4.1 million increase in rental expenses. The increase in depreciation expense in 2008 was the result of average higher fleet costs in 2008 compared to the prior year. The increase in rental expenses was the result of increases in maintenance and repair costs and other costs resulting from a larger fleet size on average in 2008 compared to 2007. As a percentage of equipment rental revenues, maintenance and repair costs were 13.0% in 2008 compared to 12.6% in the prior year, an increase of 0.4%.
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
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2008 increased $2.3 million, or 4.9%, to $49.6 million compared to $47.3 million in 2007. Burress new equipment sales gross profit for 2008 was $9.8 million compared to $2.2 million for the four months ended December 31, 2007.
     Gross profit margin was 13.3% for each of the years ended December 31, 2008 and 2007. Burress gross profit margin realized in 2008 was 13.0%, a 0.6% decrease from the 13.6% realized in the four month period ended December 31, 2007.
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
     Gross profit margin in 2008 was 24.2%, down 0.3% from 24.5% in 2007. The decline in gross profit margin was primarily due to higher used equipment book values that resulted from the fair values assigned to Burress used equipment in purchase accounting as of the acquisition date. Burress used equipment gross profit margin for the full year was 9.3% in 2008 compared to 10.5% for the four months ended December 31, 2007. Our used equipment sales from the fleet were approximately 141.0% of net book value in 2008 compared to 137.6% for the prior year.
     Parts Sales Gross Profit. For the year ended December 31, 2008, our parts sales gross profit increased $4.3 million, or 14.0%, to $34.8 million from $30.5 million in 2007. Burress gross profit on parts sales was $4.7 million in 2008 compared to $2.1 million for the four months ended December 31, 2007.
     Gross profit margin in 2008 was 29.4% compared to 29.8% in 2007, a decrease of 0.4%, resulting from the mix of parts sold and the impact of Burress. Gross profit margin for 2008 related to Burress parts sales was 28.0% compared to 30.7% for the four months ended December 31, 2007.
     Services Revenues Gross Profit. For the year ended December 31, 2008, our services revenues gross profit increased $3.8 million, or 9.3%, to $44.8 million from $41.0 million in 2007. Burress gross profit on services revenues for 2008 was $4.6 million compared to $1.8 million for the four months ended December 31, 2007.

     Gross profit margin in 2008 was 63.9% compared to 64.0% in 2007. Gross profit margin in 2008 related to Burress services revenues was 63.7% compared to 67.2% for the four months ended December 31, 2007.
     Non-Segmented Other Revenues Gross Profit. For the year ended December 31, 2008, our non-segmented other revenues gross profit decreased $3.5 million, or 89.0%, on an 8.6% improvement in current year revenues compared to the year ended December 31, 2007, reflecting higher fuel costs and the impact of Burress operations. Burress non-segmented other revenues realized a $1.3 million gross loss in 2008 compared to a $0.1 million gross loss for the four months ended December 31, 2007. Gross profit margin in 2008 was 0.9% compared to 8.4% in 2007.
     Selling, General and Administrative Expenses. SG&A expenses increased $16.0 million, or 9.7%, to $181.0 million for the year ended December 31, 2008 compared to $165.0 million in the prior year. As a percentage of total revenues, SG&A expenses were 16.9% for the year ended December 31, 2008, an increase of 0.4% from 16.5% in the prior year.
     Included in 2008 SG&A is approximately $18.0 million of Burress SG&A costs compared to $6.5 million for the four months ended December 31, 2007. Also included in SG&A is $2.2 million of 2008 expense associated with the amortization of the intangible assets acquired in the Burress acquisition compared to $1.0 million in the four months ended December 31, 2007 (see note 2 to the consolidated financial statements for further information related to our intangible assets and note 3 to the consolidated financial statements for further information related to the Burress acquisition). Bad debt expense increased $1.0 million, exclusive of Burress, primarily as a result of the downturn in the economy during 2008. The remaining increase, exclusive of Burress, was related to a $2.1 million net increase in employee salaries and wages and related employee expenses, a $1.4 million increase in facility related expenses, primarily rent expense, a $0.7 million increase in fuel related costs, and a $0.6 million increase in professional fees. These increases reflect additional SG&A costs attributable to the Company’s growth. These increases were partially offset by a decrease of $2.2 million in insurance costs, primarily general liability insurance costs, as a result of lower average claim costs and a lower incidence rate. Stock-based compensation expense, included in the employee salaries and wages amounts discussed above, was $1.5 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively.
     Impairment of Goodwill and Intangible Assets. Total impairment charges in 2008 were approximately $22.7 million and consisted of a $15.9 million goodwill impairment charge and a $6.8 million intangible asset impairment charge related to Burress customer relationships. There were no intangible asset impairment charges for the year ended December 31, 2007.
     In connection with our annual goodwill impairment test as of October 1, 2008 and as discussed in note 2 to the consolidated financial statements, we determined that the goodwill associated with our New Equipment Sales and Services reporting units were impaired and recorded, in total, a $15.9 million non-cash goodwill impairment charge. The specific amounts of the goodwill impairment related to the New Equipment Sales and Service Revenues reporting units were $8.8 million and $7.1 million, respectively.
     The goodwill impairment charges are largely a result of worsening macroeconomic conditions, declines in market multiples within our industry and an increase in our cost of capital as a result of recent significant deterioration in the capital markets and the related decline in market value of equity and debt securities. The impairment also reflects a reduction in our near-term earnings outlook. The impairment charges are non-cash items and do not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charge is excluded from the Company’s financial results in evaluating our financial covenant under the senior secured credit facility. There were no goodwill impairment charges for the year ended December 31, 2007.
     As a result of worsening macroeconomic conditions during 2008 in the Mid-Atlantic region where our Burress branch facilities operate, higher than expected customer attrition rates and revised lower projected cash flows for our Burress operations, we tested the Burress customer relationships intangible asset for impairment as of October 1, 2008 and determined that the intangible asset’s then-carrying value of approximately $7.9 million exceeded its undiscounted future cash flows. We then determined, using a discounted cash flow analysis, the intangible asset’s fair value to be approximately $1.1 million as of October 1, 2008, resulting in a non-cash impairment loss of $6.8 million. Fair value of the customer relationships asset was determined using a discounted cash flow analysis. The impairment charge is a non-cash item and will not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the senior secured credit facility
     Other Income (Expense). For the year ended December 31, 2008, our net other expenses increased by $1.3 million to $37.3 million compared to $36.0 million in 2007. Interest expense increased $1.5 million to $38.3 million from approximately $36.8 million the prior year. Other income decreased $0.1 million. Included in the 2008 results is a $0.3 million loss on early extinguishment of debt associated with the redemption of our senior secured notes on July 31, 2007. Comparative interest expense on our senior secured credit facility was $3.5 million higher in 2008 largely as a result of an increase in our average borrowings under the senior secured credit facility, which was partially offset by a comparative lower average interest rate. The increase in interest expense on our senior secured credit facility was partially offset by a $2.0 million decrease in interest expense on our manufacturing flooring plan payables used to finance inventory purchases, due primarily to lower average amounts outstanding during the comparative periods and lower average interest rates on amounts outstanding.
     Income Taxes. Income tax expense for the year ended December 31, 2008 decreased $14.7 million to $26.1 million compared to $40.8 million for the year ended December 31, 2007. The effective income tax rate for the year ended December 31, 2008 was approximately 37.6% compared to 38.7% for the year ended December 31, 2007. The decrease in our effective tax rate was primarily the result of a reduction in the state effective income tax rate in 2008 resulting from various discrete items recorded in the prior year. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2008 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash Flow from Operating Activities. Our cash provided by operating activities for the year ended December 31, 2009 was $72.9 million. Our reported net loss of approximately $11.9 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, goodwill impairment and net gains on the sale of long-lived assets, provided positive cash flows of approximately $79.6 million. These cash flows from operating activities were also positively impacted by a decrease of $75.0 million in net accounts receivable, a $4.7 million decrease in prepaid expenses and other assets and a $23.2 million decrease in inventories. Partially offsetting these positive cash flows were a decrease of $64.8 million in accounts payable, a $34.8 million decrease in manufacturing flooring plans payable, and a $9.9 million decrease in accrued expenses and other liabilities.
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
     Cash Flow from Investing Activities. For the year ended December 31, 2009, cash provided by our investing activities was $37.9 million. This was a net result of proceeds from the sale of rental and non-rental equipment of $72.4 million, which includes approximately $13.3 million in cash proceeds related to the Arnold Transaction. Partially offsetting these cash flows were purchases of rental and non-rental equipment totaling $34.5 million.
     For the year ended December 31, 2008, cash provided by our investing activities was offset by cash used to fund investing activities, resulting in net cash used of approximately $36.7 million. Proceeds from the sale of rental and non-rental equipment provided cash from investing activities of approximately $124.3 million.

Offsetting these cash flows were purchases of rental and non-rental equipment totaling $150.5 million and payment of $10.5 million of additional cash consideration to the Burress shareholders in connection with the acquisition.
     Of the $10.5 million paid to the Burress shareholders, $5.3 million was paid in the second quarter ended June 30, 2008 pursuant to the acquisition agreement in connection with the Company’s Section 338 tax treatment election, and $5.2 million was related to the settlement of amounts owed the Burress shareholders and paid in the third quarter ended September 30, 2008 for the return of various Hitachi equipment and parts to John Deere.
     Cash Flow from Financing Activities. For the year ended December 31, 2009, cash provided by our financing activities was offset by cash used in financing activities, resulting in net cash used of approximately $76.7 million. Our total borrowings under our senior secured credit facility during the year ended December 31, 2009 were $536.3 million and total payments under the senior secured credit facility in the same period were $612.6 million. We also made payments under our related party obligation, notes payable and capital lease obligation totaling $0.3 million and acquired $0.1 million of treasury stock.
     For the year ended December 31, 2008, cash provided by our financing activities was offset by cash used in financing activities, resulting in net cash used of approximately $87.3 million. Our total borrowings under our senior secured credit facility during the year ended December 31, 2008 were $1.042 billion and total payments under the senior secured credit facility in the same period were $1.087 billion. We also purchased $42.6 million of treasury stock, which included $42.4 million of stock repurchases under the Company’s stock repurchase program as further described in note 2 to the consolidated financial statements. We also made payments under our related party obligation of $0.3 million and principal payments under our other debt obligations of $0.1 million.
Senior Secured Credit Facility
     We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein, that matures on August 4, 2011. The revolving loans under this credit facility bear interest, at our option, either at the index rate or LIBOR rate, in each case plus an applicable margin ranging from 0.25% to 2.00% based on our leverage ratio.
     Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $25 million. At March 1, 2010, we had $312.0 million of available borrowings under our senior secured credit facility, net of $8.0 million of outstanding letters of credit, and were in compliance with this covenant.
     In 2009, we took a number of actions in response to the impact on our business of the current macroeconomic downturn. We used excess cash to reduce outstanding debt with a view toward strengthening our balance sheet and fully repaid our senior secured credit facility.
Senior Unsecured Notes
     We currently have outstanding $250.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2016. The senior unsecured notes are guaranteed, jointly and severally, on an unsecured senior basis by all of our existing and future domestic restricted subsidiaries.
     We may redeem (i) up to 35% of the aggregate principal amount of the senior unsecured notes using net cash proceeds from equity offerings completed on or prior to July 15, 2009 and (ii) the senior unsecured notes at any time on or after July 15, 2011 at specified redemption prices plus accrued and unpaid interest and additional interest. In addition, if we experience a change of control, we will be required to make an offer to repurchase the senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest.
     The indenture governing our senior secured notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidation; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications.
Cash Requirements Related to Operations
     Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our senior secured credit facility. Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions. In addition, we may use cash from working capital and/or borrowings under our senior secured credit facility should we repurchase Company securities. In 2009 our principal use of cash was to repay outstanding debt under our senior secured credit facility. We anticipate that the above described uses will be the principal demands on our cash in the future.
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2009 were approximately $26.1 million, including approximately $11.0 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2009 were $19.4 million, which includes approximately $18.0 million in the most recent year related to the implementation of a new enterprise resource planning system that is now being deployed for use throughout the Company in a number of “go live” phases, with an expected completed implementation by the end of the second quarter of 2010.
     In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Given the challenging economic environment in which we currently operate, we expect to eliminate growth capital expenditures for the rental fleet in the near term and employ a very selective approach toward replacement rental fleet capital expenditures. This approach will allow us to generate cash flow to further generate cash flow to permit the pay down of debt and/or for other general corporate purposes.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. In 2009, we fully repaid our senior secured credit facility. As of March 1, 2010, we had $312.0 million of available borrowings under our senior secured credit facility, net of $8.0 million of outstanding letters of credit.
     We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the indenture governing our senior unsecured notes, and our senior secured credit facility, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
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
     We have no off-balance sheet arrangements as described above. Further, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We have also evaluated our relationships with related parties and determined that none of the related party interests represent variable interest entities pursuant to ASC 810, Consolidation.
     In the normal course of our business activities, we may lease real estate, rental equipment and non-rental equipment under operating leases. See “Contractual and Commercial Commitments Summary” below.
Contractual and Commercial Commitments Summary
     Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2009.

	Payments Due by Year
	Total	2010	2011-2012	2013-2014	Thereafter
	(Amounts in thousands)
Long-term debt (including senior unsecured notes payable)	$251,929	$32	$43	$38	$251,816
Interest payments on senior unsecured notes (1)	146,563	20,937	41,875	41,875	41,876
Capital lease obligation (including interest) (2)	3,066	252	504	504	1,806
Operating leases (3)	84,146	10,722	16,395	11,538	45,491
Other long-term obligations (4)	93,311	29,558	48,880	14,873	—

Total contractual cash obligations (5)	$579,015	$61,501	$107,697	$68,828	$340,989

(1)	Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity.

(2)	This includes a capital lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the lease.

(3)	This includes total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.

(4)	Amounts include $92.9 million in manufacturer flooring plans payable, which is used to finance our purchases of inventory and rental equipment.

(5)	We had an unrecognized tax benefit of approximately $6.5 million at December 31, 2009. This liability is not included in the table above as approximately $6.3 million of this amount relates to federal income taxes and any liability subsequently determined and potentially assessed by the Internal Revenue Service would be offset against our Net Operating Losses for the related tax years and no cash payment would be required. The remaining $0.2 million relates to state income taxes and would require cash payments should the state taxing authorities determine and assess any tax liability with respect to the benefit.
     As of December 31, 2009, we had a standby letter of credit issued under our senior secured credit facility totaling $7.8 million. On January 1, 2010, we amended and renewed that letter of credit for approximately $8.0 million for a one-year term, expiring on January 1, 2011.
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
Acquisitions and Start-up Facilities
     We periodically engage in evaluations of potential acquisitions and start-up facilities. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms. For further information regarding our risks related to acquisitions, see Item 1A of Part I of this Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal Year 2009
     In December 2007, the FASB issued guidance now codified as ASC 805, Business Combinations (“ASC 805”). ASC 805 replaces prior guidance on business combinations and establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Under prior guidance, changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill, whereas under ASC 805, any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the allowance is reversed. Under ASC 805 transaction related expenses, which were previously capitalized as direct costs of the acquisition, will be expensed as incurred. We will apply the provisions of ASC 805 prospectively to business combinations consummated after January 1, 2009. The impact that ASC 805 may have on our financial condition, results of operations or cash flows will depend upon the nature, terms and size of the acquisition and changes to the valuation allowances.
     In April 2009, the FASB issued updated guidance related to business combinations, which is now codified as ASC 805-20, Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact that ASC 805-20 may have on our financial condition, results of operations or cash flows will depend upon the nature of the related acquisition contingency.
     In February 2008, the FASB issued updated guidance related to fair value measurements, which is now codified as ASC 820-10, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our consolidated results of operations or financial condition.
     Effective April 1, 2009, we adopted ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on our consolidated results of operations or financial condition.
     Effective July 1, 2009, we adopted FASB Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on our consolidated results of operations or financial condition.
     In April 2008, the FASB issued updated guidance now codified as ASC 350-30, Determination of the Useful Life of Intangible Assets (“ASC 350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, Goodwill and Other Intangible Assets. The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350-10 and the period of expected cash flows used to measure the fair value of the asset under ASC 350-10 and other generally accepted accounting principles. Our adoption of ASC 350-30 effective January 1, 2009 did not have a material impact on our consolidated financial statements.
     Effective April 1, 2009, we adopted ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. See note 2 to the condensed consolidated financial statements included herein for these related disclosures.
     Effective April 1, 2009, we adopted ASC 855-10, Subsequent Events — Overall (“ASC 855-10”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855-10 did not have a material effect on our condensed consolidated financial statements. On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.
     In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles (“ASC 105”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. ASC 105 became effective for us in our third quarter ending September 30, 2009. The adoption of ASC 105 did not have a material impact on our financial position, results of operations or cash flows, but does impact our financial reporting process by eliminating all references to pre-codification standards.
Recently Issued Accounting Pronouncements
     In June 2009, the FASB issued Statement of FAS No. 167, Amendments to FASB Interpretation No. 46(R), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosure of variable interest entities. Specifically, it changes how a reporting entity determines when or if an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements, if any, upon adoption.
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to ASC 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the prime rate plus 50 basis points for revolving credit advances under the facility and LIBOR plus 150 basis points for swing line loans under the facility. At December 31, 2009, we had no outstanding borrowings under our senior secured credit facility. Further, we did not have significant exposure to changing interest rates as of December 31, 2009 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
Item 8. Financial Statements and Supplementary Data
     Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries
     See note 19 to the consolidated financial statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
H&E Equipment Services, Inc.
Baton Rouge, Louisiana
We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a) (2) of this annual report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
March 5, 2010

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
	(Amounts in thousands, except share amounts)
Assets
Cash	$45,336	$11,266
Receivables, net of allowance for doubtful accounts of $5,736 and $5,524, respectively	72,001	150,293
Inventories, net of reserves for obsolescence of $824 and $920, respectively	94,987	129,240
Prepaid expenses and other assets	6,999	11,722
Rental equipment, net of accumulated depreciation of $224,881and $210,961, respectively	437,407	554,457
Property and equipment, net of accumulated depreciation and amortization of $42,086 and $35,187, respectively	65,802	58,122
Deferred financing costs, net of accumulated amortization of $9,050 and $7,631, respectively	5,545	6,964
Intangible assets, net of accumulated amortization of $2,492 and $1,900, respectively	988	1,579
Goodwill	34,019	42,991

Total assets	$763,084	$966,634

Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$—	$76,325
Accounts payable	28,866	93,667
Manufacturer flooring plans payable	92,868	127,690
Accrued expenses payable and other liabilities	37,271	47,206
Related party obligation	—	145
Notes payable	1,929	1,959
Senior unsecured notes	250,000	250,000
Capital lease payable	2,181	2,300
Deferred income taxes	69,146	75,109
Deferred compensation payable	1,941	2,026

Total liabilities	484,202	676,427

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,525,688 and 38,287,848 shares issued at December 31, 2009 and 2008, respectively, and 34,904,597 and 34,706,372 shares outstanding at December 31, 2009 and 2008, respectively	385	383
Additional paid-in capital	208,072	207,346
Treasury stock at cost, 3,621,091 and 3,581,476 shares of common stock held at December 31, 2009 and 2008, respectively	(56,118)	(56,008)
Retained earnings	126,543	138,486

Total stockholders’ equity	278,882	290,207

Total liabilities and stockholders’ equity	$763,084	$966,634

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$191,512	$295,398	$286,573
New equipment sales	208,916	374,068	355,178
Used equipment sales	86,982	160,780	148,742
Parts sales	100,500	118,345	102,300
Services revenues	58,730	70,124	64,050
Other	33,092	50,254	46,291

Total revenues	679,732	1,068,969	1,003,134

Cost of revenues:
Rental depreciation	87,902	104,311	94,211
Rental expense	42,086	49,481	45,374
New equipment sales	183,885	324,472	307,897
Used equipment sales	70,305	121,956	112,351
Parts sales	72,786	83,561	71,791
Services revenues	21,825	25,324	23,076
Other	35,445	49,824	42,394

Total cost of revenues	514,234	758,929	697,094

Gross profit	165,498	310,040	306,040

Selling, general and administrative expenses	144,460	181,037	165,048
Impairment of goodwill and intangible assets	8,972	22,721	—
Gain from sales of property and equipment, net	533	436	469

Income from operations	12,599	106,718	141,461

Other income (expense):
Interest expense	(31,339)	(38,255)	(36,771)
Loss on early extinguishment of debt	—	—	(320)
Other, net	619	934	1,045

Total other expense, net	(30,720)	(37,321)	(36,046)

Income (loss) before provision (benefit) for income taxes	(18,121)	69,397	105,415
Provision (benefit) for income taxes	(6,178)	26,101	40,789

Net income (loss)	$(11,943)	$43,296	$64,626

Net income (loss) per common share:
Basic	$(0.35)	$1.22	$1.70

Diluted	$(0.35)	$1.22	$1.70

Weighted average common shares outstanding:
Basic	34,607	35,575	38,065

Diluted	34,607	35,583	38,065

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Amounts in thousands, except share amounts)

	Common Stock
			Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2006	38,192,094	$382	$204,638	$—	$30,564	$235,584

Stock-based compensation	—	—	1,255	—	—	1,255
Tax benefits associated with stock-based awards	—	—	44	—	—	44
Repurchases of 15,755 shares of restricted common stock	—	—	—	(432)	—	(432)
Repurchases of 708,491 shares of common stock	—	—	—	(12,999)	—	(12,999)
Net income	—	—	—	—	64,626	64,626

Balances at December 31, 2007	38,192,094	382	205,937	(13,431)	95,190	288,078

Stock-based compensation	—	—	1,453	—	—	1,453
Income tax deficiency from stock-based awards	—	—	(44)	—	—	(44)
Repurchases of 13,436 shares of restricted common stock	—	—	—	(215)	—	(215)
Repurchases of 2,843,794 shares of common stock	—	—	—	(42,362)	—	(42,362)

Issuance of common stock	96,295	1	—	—	—	1
Restricted stock forfeitures of 541 shares of common stock	(541)	—	—	—	—	—
Net income	—	—	—	—	43,296	43,296

Balances at December 31, 2008	38,287,848	383	207,346	(56,008)	138,486	290,207
Stock-based compensation	—	—	726	—	—	726
Surrendered restricted common stock	—	—	—	(110)	—	(110)
Issuance of non-vested restricted common stock	237,840	2	—	—	—	2
Net loss	—	—	—	—	(11,943)	(11,943)

Balances at December 31, 2009	38,525,688	$385	$208,072	$(56,118)	$126,543	$278,882

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(11,943)	$43,296	$64,626
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,800	11,143	9,010
Depreciation of rental equipment	87,902	104,311	94,211
Amortization of loan discounts and deferred financing costs	1,419	1,417	1,374
Amortization of intangible assets	591	2,223	1,060
Provision for losses on accounts receivable	3,246	3,064	2,212
Provision for inventory obsolescence	48	54	90
Provision for deferred income taxes	(5,963)	24,428	38,876
Stock-based compensation expense	726	1,453	1,255
Impairment of goodwill and intangible assets	8,972	22,721	—
Loss on early extinguishment of debt	—	—	320
Gain from sales of property and equipment, net	(533)	(436)	(469)
Gain from sales of rental equipment, net	(15,676)	(35,793)	(33,536)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	75,046	(799)	(31,448)
Inventories, net	23,182	(28,064)	(57,431)
Prepaid expenses and other assets	4,722	(5,452)	336
Accounts payable	(64,801)	8,772	14,651
Manufacturer flooring plans payable	(34,822)	(35,249)	(4,876)
Accrued expenses payable and other liabilities	(9,930)	3,291	5,165
Deferred compensation payable	(85)	87	(1,332)

Net cash provided by operating activities	72,901	120,467	104,094

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(10,461)	(100,177)
Purchases of property and equipment	(19,395)	(24,587)	(17,955)
Purchases of rental equipment	(15,121)	(125,871)	(194,054)
Proceeds from sales of property and equipment	1,448	1,172	940
Proceeds from sales of rental equipment	70,968	123,072	122,599

Net cash provided by (used in) investing activities	37,900	(36,675)	(188,647)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	—	(44)	44
Purchases of treasury stock	(110)	(42,577)	(13,431)
Borrowings on senior secured credit facility	536,311	1,042,821	1,076,106
Payments on senior secured credit facility	(612,633)	(1,087,049)	(964,416)
Principal payments on senior secured notes	—	—	(4,752)
Payments of deferred financing costs	—	—	(585)
Payments of related party obligation	(150)	(300)	(300)
Payments of capital lease obligations	(119)	(111)	(2,287)
Principal payments on notes payable	(30)	(28)	(367)

Net cash provided by (used in) financing activities	(76,731)	(87,288)	90,012

Net increase (decrease) in cash	34,070	(3,496)	5,459
Cash, beginning of year	11,266	14,762	9,303

Cash, end of year	$45,336	$11,266	$14,762

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$11,023	$42,548	$64,040
Capital lease obligation incurred	$—	$—	$4,698

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$30,110	$37,040	$33,232
Income taxes, net of refunds received	$(567)	$1,764	$2,632

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(1) Organization and Nature of Operations
Organization
     In connection with our initial public offering of common stock in February 2006, we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed under operation of law pursuant to the reincorporation merger. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in Holdings received shares of our common stock.
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
     All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations are included in the consolidated financial statements from their respective dates of acquisition.
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
     We capitalize interest on qualified construction projects. Total interest costs capitalized in connection with the implementation of a new enterprise resource planning system during the years ended December 31, 2009 and 2008 were $0.4 million and $0.2 million, respectively. Costs associated with internally developed software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software (“ASC 350-40”), which provides guidance for the treatment of costs associated with computer software development and defines the types of costs to be capitalized and those to be expensed.
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
     In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), when events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2009, 2008 or 2007.
     Goodwill
     We have made acquisitions in the past that included the recognition of goodwill, which was determined based upon previous accounting principles. Pursuant to ASC 350, Intangibles-Goodwill and Other (“ASC 350”), beginning January 1, 2009, we will record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.
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
     We determine the fair value of our reporting units using a discounted cash flow analysis or by applying various market multiples or a combination thereof. As a result of our annual goodwill impairment test as of October 1, 2009, we determined that the goodwill associated with our Equipment Rentals Component 1 reporting unit was impaired and recorded a $9.0 million, or $5.5 million after tax, non-cash goodwill impairment charge. In connection with our annual goodwill annual impairment test as of October 1, 2008, we determined that the goodwill associated with our New Equipment Sales and Services reporting units were impaired and recorded in total a $15.9 million, or $9.9 million after tax, non-cash goodwill impairment charge. The impairment charges eliminated the pre-impairment remaining carrying value for these reporting units (see goodwill reporting unit rollforward below). The impairment charges are largely due to worsening macroeconomic conditions in 2008 and 2009 and declining market multiples within our industry in 2008. The impairments also reflect a decrease in projected cash flows. The impairment charges are non-cash items and will not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the senior secured credit facility. There were no impairment charges for the year ended December 31, 2007.
     The changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2009 and 2008 were as follows (amounts in thousands):

	Equipment	Equipment
	Rentals	Rentals	New	Used
	Component	Component	Equipment	Equipment	Parts	Service
	1	2	Sales	Sales	Sales	Revenues	Total
Balance at January 1, 2008	$8,972	$19,213	$7,828	$6,113	$6,125	$6,480	$54,731
Additional Burress acquisition costs (see note 3)	—	1,214	939	599	755	635	4,142

Impairment charges	—	—	(8,767)	—	—	(7,115)	(15,882)

Balance at December 31, 2008	8,972	20,427	—	6,712	6,880	—	42,991
Impairment charges	(8,972)	—	—	—	—	—	(8,972)

Balance at December 31, 2009	$—	$20,427	$—	$6,712	$6,880	$—	$34,019

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Intangible Assets
     Our intangible assets are comprised of the intangible assets that we acquired in the September 1, 2007 Burress acquisition (see note 3 to the consolidated financial statements for further information on the Burress acquisition). The gross carrying values, accumulated amortization and net carrying amounts of our major classes of intangible assets as of December 31, 2009 were as follows (dollar amounts in thousands):

		Weighted-
		Average
	Gross	Amortization		Net
	Carrying	Period (in	Accumulated	Carrying
	Value	years)	Amortization	Amount
Non-compete agreements	$788	2.3	$458	$330
Customer relationships	2,691	2.0	2,033	658

Total	$3,479	2.1	$2,491	$988

     The intangible asset related to various non-compete agreements are amortized on a straight-line basis with estimated useful lives ranging from three to five years from the date of the Burress acquisition. The straight-line method of amortization of these intangible assets reflects an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period.
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
     As a result of worsening macroeconomic conditions during 2008 in the Mid-Atlantic region where our Burress branch facilities operate, higher than expected customer attrition rates and based on revised lower projected revenues for Burress operations, we tested the Burress customer relationships intangible asset for impairment as of October 1, 2008 and determined that the intangible asset’s then-carrying value of approximately $7.9 million exceeded its undiscounted future cash flows. We then determined, using a discounted cash flow analysis, the intangible asset’s fair value to be approximately $1.1 million as of October 1, 2008, resulting in a non-cash impairment loss of $6.8 million, or $4.2 million after tax. The impairment charge was a non-cash item and did not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the senior secured credit facility.
     At the date of the acquisition of Burress, September 1, 2007, we estimated the remaining useful life of the Burress customer relationships to be approximately 6.0 years. Based on our analysis of customer attrition rates and other data as of October 1, 2008, we determined that a revision to the remaining estimated amortization period was appropriate and adjusted the intangible asset’s estimated remaining useful life to approximately 3.3 years at October 1, 2008. Amortization of the customer relationships intangible asset is based on the expected cash flows to be derived from the acquired Burress customer base.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Total amortization expense for the years ended December 31, 2009, 2008 and 2007 totaled $0.6 million, $2.2 million and $1.1 million, respectively. The following table presents the expected amortization expense for each of the next five years ending December 31 for those intangible assets with remaining carrying value as of December 31, 2009 (dollar amounts in thousands):

	Non-
Year Ending	Compete	Customer
December 31,	Agreements	Relationships	Totals
2010	$164	$356	$520
2011	99	302	401
2012	67	—	67
2013	—	—	—
2014	—	—	—
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
     As a result of the downturn in construction and industrial activities and its impact on our business, we closed or consolidated four branches during the year ended December 31, 2009 in markets where long-term prospects did not support continued operations. Under ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. In connection with these branch closings, we recorded charges of approximately $0.7 million for the year ended December 31, 2009. These charges consist of (i) approximately $0.2 million of leasehold improvement impairments, which is included in “Income from sales of property and equipment — net” in the accompanying consolidated statement of operations, and (ii) $0.5 million of estimated costs, which is included in SG&A expenses in the accompanying consolidated statement of operations, that will continue to be incurred under operating leases that have no future economic benefit to the Company. These estimated lease costs represent the fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although we do not expect to incur material charges for branch closures occurring prior to December 31, 2009, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs. As of the date of this Annual Report on Form 10-K, the Company has not identified any other branch facilities with a more than likely probability of closing where the associated costs pursuant to ASC 420 are expected to be material.
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
Reserves for Claims

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2009, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled $3.4 million and our health insurance reserves totaled $2.0 million. At December 31, 2008, our claims reserves related to workers compensation, general liability and automobile liability totaled $4.2 million and our health insurance reserves totaled $2.3 million.
Sales Taxes
     We impose and collect significant amounts of sales taxes concurrent with our revenue-producing transactions with customers and remit those taxes to the various governmental agencies as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of operations on a net basis.
Advertising
     Advertising costs are expensed as incurred and totaled $0.6 million, $1.4 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Shipping and Handling Fees and Costs
     Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues.
Income Taxes
     The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
     In accordance with ASC 740, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax provisions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.
     Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.
Fair Value of Financial Instruments
     The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts for our senior secured credit facility approximates fair value due to the fact that the underlying instrument includes provisions to adjust interest rates to approximate fair market value. The fair value of our letters of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	December 31, 2009
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 6.75%	$92,868	$82,082
Senior unsecured notes with interest computed at 8.375%	250,000	247,500
Notes payable to lenders with interest computed at 7.25% to 9.55%	1,929	1,476
Capital lease payable with interest computed at 5.929%	2,181	1,944
Letters of credit	—	98

	December 31, 2008
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 7.25%	$127,690	$105,053
Senior unsecured notes with interest computed at 8.375%	250,000	132,500
Notes payable to lenders with interest computed at 7.25% to 9.55%	1,959	1,249
Capital lease payable with interest computed at 5.929%	2,300	2,210
Letters of credit	—	87
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
     We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2009, we purchased approximately 79% from three manufacturers providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.
Earnings per Share
     Earnings per common share for the years ended December 31, 2009, 2008 and 2007 are based on the weighted average number of common shares outstanding during the period. The effect of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Basic net income (loss) per share:
Net income (loss)	$(11,943)	$43,296	$64,626
Weighted average number of common shares outstanding	34,607	35,575	38,065
Net income (loss) per common share — basic	$(0.35)	$1.22	$1.70

Diluted net income (loss) per share:
Net income (loss)	$(11,943)	$43,296	$64,626
Weighted average number of common shares outstanding	34,607	35,575	38,065
Effect of dilutive securities:
Effect of dilutive non-vested stock	—	9	—

Weighted average number of common shares outstanding — diluted	34,607	35,583	38,065
Net income (loss) per common share — diluted	$(0.35)	$1.22	$1.70

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51
Non-vested stock	180	48	81

Stock-Based Compensation
     We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,112,332 shares of common stock as of December 31, 2009.
     We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Non-vested Stock
     From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2009 and 2008:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock at January 1, 2008	81,300	$24.60
Granted	96,295	$—
Vested	(40,650)	$24.60
Forfeited	(541)	$12.02

Non-vested stock at December 31, 2008	136,404	$15.77
Granted	237,840	$6.64
Vested	(72,569)	$19.07
Forfeited	(22,452)	$7.60

Non-vested stock at December 31, 2009	279,223	$7.79

     As of December 31, 2009, we had unrecognized compensation expense of $1.6 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.1 years.
     The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Compensation expense	$669	$1,188	$1,000
     We receive a tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. In accordance with ASC 718, we are required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.
     Stock Options
     On June 5, 2007, we granted options to purchase 6,000 shares of common stock with a grant date fair value of $26.27 per share. We use the Black-Scholes option pricing model to estimate the fair value of our stock-based option awards with the following weighted-average assumptions for our 2007 fiscal year (no stock options were granted during 2009 or 2008):

Year Ended December 31, 2007
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Compensation expense	$57	$265	$255
     The following table represents stock option activity for the years ended December 31, 2009 and 2008:

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	In Years
Outstanding options at January 1, 2008	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2008	51,000	$24.80	7.3
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2009	51,000	$24.80	6.3

Options exercisable at December 31, 2009	49,000	$24.75	6.2

     The closing price of our common stock on December 31, 2009 was $10.50. All options outstanding at December 31, 2009 have grant date fair values which exceed our December 31, 2009 closing stock price.
     The following table summarizes non-vested stock option activity for the years ended December 31, 2009 and 2008:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock options at January 1, 2008	36,000	$24.88
Granted	—	—
Vested	(17,000)	$24.80
Forfeited	—	—

Non-vested stock options at December 31, 2008	19,000	$24.95
Granted	—	—
Vested	(17,000)	$24.80
Forfeited	—	—

Non-vested stock options at December 31, 2009	2,000	$26.27

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
Segment Reporting
     We have determined in accordance with ASC 280, Segment Reporting (“ASC 280”) that we have five reportable segments. We derive our revenues from five principal business activities: (1) equipment rentals; (2) new equipment sales; (3) used equipment sales; (4) parts sales; and (5) repair and maintenance services. These segments are based upon how we allocate resources and assess performance. See note 20 to the consolidated financial statements regarding our segment information.
Recently Adopted Accounting Pronouncements
     Accounting Pronouncements Adopted in Fiscal Year 2009
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as ASC 805, Business Combinations (“ASC 805”). ASC 805 replaces prior guidance on business combinations and establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Under prior guidance, changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill, whereas under ASC 805, any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the allowance is reversed. Under ASC 805 transaction related expenses, which were previously capitalized as direct costs of the acquisition, will be expensed as incurred. We will apply the provisions of ASC 805 prospectively to business combinations consummated after January 1, 2009. The impact that ASC 805 may have on our financial condition, results of operations or cash flows will depend upon the nature, terms and size of the acquisition and changes to the valuation allowances.
     In April 2009, the FASB issued updated guidance related to business combinations, which is now codified as ASC 805-20, Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact that ASC 805-20 may have on our financial condition, results of operations or cash flows will depend upon the nature of the related acquisition contingency.
     In February 2008, the FASB issued updated guidance related to fair value measurements, which is now codified as ASC 820-10, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our consolidated results of operations or financial condition.
     Effective April 1, 2009, we adopted ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on our consolidated results of operations or financial condition.
     Effective July 1, 2009, we adopted FASB Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on our consolidated results of operations or financial condition.
     In April 2008, the FASB issued updated guidance now codified as ASC 350-30, Determination of the Useful Life of Intangible Assets (“ASC 350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, Goodwill and Other Intangible Assets. The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350-10 and the period of expected cash flows used to measure the fair value of the asset under ASC 350-10 and other generally accepted accounting principles. Our adoption of ASC 350-30 effective January 1, 2009 did not have a material impact on our consolidated financial statements.
     Effective April 1, 2009, we adopted ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. See note 2 to the consolidated financial statements included herein for these related disclosures.
     Effective April 1, 2009, we adopted ASC 855-10, Subsequent Events — Overall (“ASC 855-10”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855-10 did not have a material effect on our consolidated financial statements. On February 24, 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.
     In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles (“ASC 105”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. ASC 105 became effective for us in our third quarter ending September 30, 2009. The adoption of ASC 105 did not have a material impact on our financial position, results of operations or cash flows, but does impact our financial reporting process by eliminating all references to pre-codification standards.
Recently Issued Accounting Pronouncements
     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosure of variable interest entities.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Specifically, it changes how a reporting entity determines when or if an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact, if any, of this guidance on our consolidated financial statements, if any, upon adoption.
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to ASC 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.
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
     The Burress acquisition was accounted for using the purchase method of accounting as prescribed by pre-codification SFAS No. 141, Business Combinations. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on an estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired has been allocated to goodwill. Goodwill generated from the acquisition was recognized given the expected contribution of Burress to our overall corporate strategy. We expect that all of the $28.3 million of the recorded goodwill acquired, together with the value of certain other intangible assets, will be amortized over a 15-year period for tax purposes and ratably tax deductible over that period.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     In connection with the Burress acquisition, we entered into a Second Amended and Restated Credit Agreement on September 1, 2007, by and among the Company, Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., J.W. Burress, Incorporated, General Electric Capital Corporation, as Agent, and the “Lenders” (as defined therein) amending and restating our Amended and Restated Credit Agreement, dated as of August 4, 2006, and pursuant to which, among other things, (i) the principal amount of availability of the credit facility was increased from $250.0 million to $320.0 million, (ii) an incremental facility, at Agent’s and Company’s mutual agreement, in an aggregate amount of up to $130.0 million at any time after the closing of the amendment, subject to existing and/or new lender approval, was added, and (iii) Burress was added as a guarantor. We paid $0.4 million to the lenders and also incurred approximately $0.1 million in other transaction costs in connection with the transaction. See also note 12 to the consolidated financial statements for additional information on our senior secured credit facility.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASC 840, Leases, from capital leases to operating leases as of September 1, 2007, the acquisition date. Therefore, the accompanying consolidated balance sheet as of December 31, 2009 reflects the one remaining capital lease obligation on a Burress branch facility for approximately $2.2 million.
     The following table contains unaudited pro forma consolidated statements of operations information for the year ended December 31, 2007, as if the Burress transaction had occurred on January 1, 2007 (amounts in thousands, except per share data):

Year Ended
December 31,
2007
Total revenues	$1,116,849
Gross profit	$333,102
Operating income	$147,759
Net income	$65,054
Basic net income per common share	$1.71
Diluted net income per common share	$1.71
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
(4) Receivables
     Receivables consisted of the following at December 31, 2009 and 2008 (amounts in thousands):

	December 31,
	2009	2008
Trade receivables	$74,972	$150,756
Unbilled rental revenue	2,240	3,985
Income tax receivables	518	1,057
Other	7	18

	77,737	155,817
Less allowance for doubtful accounts	(5,736)	(5,524)

Total receivables, net	$72,001	$150,293

(5) Inventories
     Inventories consisted of the following at December 31, 2009 and 2008 (amounts in thousands):

	December 31,
	2009	2008
New equipment	$71,017	$98,889
Used equipment	10,005	9,220
Parts, supplies and other	13,964	21,131

Total inventories, net	$94,986	$129,240

     The above amounts are net of reserves for inventory obsolescence at December 31, 2009 and 2008 totaling $0.8 million and $0.9 million, respectively.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Property and Equipment
     Net property and equipment consisted of the following at December 31, 2009 and 2008 (amounts in thousands):

	December 31,
	2009	2008
Land	$5,947	$5,947
Transportation equipment	37,241	40,072
Building and leasehold improvements	18,501	17,954
Office and computer equipment	36,059	19,278
Machinery and equipment	7,723	7,641
Property under capital lease	2,417	2,417

	107,888	93,309
Less accumulated depreciation and amortization	(42,086)	(35,187)

Total net property and equipment	$65,802	$58,122

     Total depreciation and amortization on property and equipment was $10.8 million, $11.1 million and $9.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in the office and computer equipment category above at December 31, 2009 and 2008 is approximately $27.1 million and $11.7 million, respectively, of capitalized costs, including $0.4 million and $0.2 million, respectively, of capitalized interest, related to the implementation of a new employee resource planning system, which was substantially complete and ready for its intended use on or around January 19, 2010.
(7) Accounts Payable
     Accounts payable consisted of trade accounts payable in the normal course of business of $28.9 million and $93.7 million at December 31, 2009 and 2008, respectively.
(8) Manufacturer Flooring Plans Payable
     Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged between the prime rate (3.25% at December 31, 2009) and 7.9% at December 31, 2009. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.
     Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2009 for each of the next five years ending December 31 are as follows (amounts in thousands):

2010	$29,373
2011	33,921
2012	14,702
2013	14,755
2014	117
Thereafter	—

Total	$92,868

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9) Accrued Expenses Payable and Other Liabilities
     Accrued expenses payable and other liabilities consisted of the following at December 31, 2009 and 2008 (amounts in thousands):

	December 31,
	2009	2008
Payroll and related liabilities	$10,772	$14,875
Sales, use and property taxes	6,600	7,860
Accrued interest	10,145	10,422
Accrued insurance	3,723	4,805
Deferred revenue	2,755	3,598
Other	3,276	5,646

Total accrued expenses payable and other liabilities	$37,271	$47,206

(10) Notes Payable
     The following table summarizes our notes payable as of December 31, 2009 and 2008 (dollar amounts in thousands):

	December 31,
	2009	2008
Notes payable to lender maturing through 2016:
Payable in monthly installments of approximately $8.8. Interest is at 7.25%. Notes are collateralized by real estate	$1,216	$1,234

Notes payable to lender maturing through 2029:
Payable in monthly installments of approximately $6.8. Interest is at 9.55%. Notes are collateralized by real estate	713	725

Total notes payable	$1,929	$1,959

     Maturities of notes payable as of December 31, 2009 for each of the next five years ending December 31, are as follows (amounts in thousands):

2010	$32
2011	27
2012	16
2013	18
2014	20
Thereafter	1,816

Total	$1,929

(11) Senior Unsecured Notes
     We currently have outstanding $250.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2016. The senior unsecured notes are guaranteed, jointly and severally, on an unsecured senior basis by all of our existing and future domestic restricted subsidiaries.
     The senior unsecured notes were issued at par and require semiannual interest payments on January 15th and July 15th of each year, beginning on January 15, 2007. No principal payments are due until maturity (July 15, 2016). We may redeem (i) up to 35% of the aggregate principal amount of the senior unsecured notes using net cash proceeds from equity offerings completed on or prior to July 15, 2009 and (ii) the senior unsecured notes at any time on or after July 15, 2011 at specified redemption prices plus accrued and unpaid interest and

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
additional interest. In addition, if we experience a change of control, we will be required to make an offer to repurchase the senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest.
     The senior unsecured notes rank equal in right of payment to all of our and our guarantors’ existing and future unsecured senior indebtedness and senior in right of payment to any of our or our guarantors’ future subordinated indebtedness and are effectively junior in priority to our and our guarantors’ obligations under all of our existing and future secured indebtedness, including borrowings under our senior secured credit facility and any other secured obligations, in each case, to the extent of the value of the assets securing such obligations. The senior unsecured notes are also effectively junior to all liabilities (including trade payables) of our non-guarantor subsidiaries.
     The indenture governing our senior secured notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidation; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2009, we were in compliance with these covenants.
(12) Senior Secured Credit Facility
     We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein, that matures on August 4, 2011. The senior secured credit facility is senior to all of our other outstanding debt, secured by substantially all the assets of the Company, and is guaranteed by the Company’s domestic subsidiaries (see note 21 to the consolidated financial statements). Under the senior secured credit facility, we may borrow up to $320.0 million depending upon the availability of borrowing base collateral consisting of eligible trade receivables, inventories, property and equipment, and other assets. Additionally, upon the appropriate lender approval, the Company has access to an incremental facility in an aggregate amount of up to $130.0 million during the term of the senior secured credit facility.
     Revolving loans under this credit facility bear interest, at our option, either at the index rate or LIBOR rate, in each case plus an applicable margin ranging from 0.25% to 2.00% based on our leverage ratio. Average borrowings in 2009 under the senior secured credit facility were $37.9 million and the average interest rate on those outstanding borrowings for the year ended December 31, 2009 was approximately 2.35%. We are also required to pay a commitment fee equal to 0.25% per annum in respect of undrawn commitments.
     We had no outstanding balances under our senior secured credit facility as of December 31, 2009. Borrowing availability under the terms of the senior secured credit facility as of December 31, 2009, net of $7.8 million of standby letters of credit outstanding, totaled $312.2 million.
     Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $25 million. As of December 31, 2009, we were in compliance with our financial covenant under the senior secured credit facility. If at any time an event of default exists, the interest rate on the senior secured credit facility will increase by 2.0% per annum.
(13) Capital Lease Obligation
     As of December 31, 2009, we had a capital lease obligation, expiring in 2022, related to a branch facility acquired in the Burress acquisition. Future minimum capital lease payments, in the aggregate, existing at December 31, 2009 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2010	$252
2011	252
2012	252
2013	252
2014	252
Thereafter	1,806

Total minimum lease payments	3,066
Less: amount representing interest	(885)

Present value of minimum lease payments	$2,181

(14) Income Taxes
     Income tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2009:
U.S. Federal	$(199)	$(5,455)	$(5,654)
State	(16)	(508)	(524)

	$(215)	$(5,963)	$(6,178)

Year ended December 31, 2008:
U.S. Federal	$160	$21,549	$21,709
State	1,513	2,879	4,392

	$1,673	$24,428	$26,101

Year ended December 31, 2007:
U.S. Federal	$1,644	$30,368	$32,012
State	269	8,508	8,777

	$1,913	$38,876	$40,789

     Significant components of our deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows (amounts in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable	$2,201	$2,118
Inventories	321	359
Net operating losses	26,622	15,686
AMT and general business tax credits	3,237	3,436
Sec 263A costs	1,061	1,429
Accrued liabilities	2,747	2,643
Deferred compensation	441	454
Accrued interest	519	535
Stock-based compensation	260	553
Goodwill and intangible assets	8,508	6,271
Other assets	170	477

	46,087	33,961

Deferred tax liabilities:
Property and equipment	(113,660)	(107,506)
Investments	(1,573)	(1,564)

	(115,233)	(109,070)

Net deferred tax liabilities	$(69,146)	$(75,109)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The reconciliation between income taxes computed using the statutory federal income tax rate of 35% to the actual income tax expense (benefit) is below for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007
Computed tax at statutory rates	$(6,342)	$24,289	$36,895
Permanent items — other	589	517	446
Permanent items — excess of tax deductible goodwill	—	(2,130)	(2,130)
Permanent items — impairment of goodwill	—	537	—
State income tax (benefit), net of federal tax effect	(340)	2,710	5,705
Increase in uncertain tax positions	—	222	—
Other	(85)	(44)	(127))

	$(6,178)	$26,101	$40,789

     At December 31, 2009, we had available federal net operating loss carry forwards of approximately $108.6 million, which expire in varying amounts from 2022 through 2029. We also had federal alternative minimum tax credit carry forwards at December 31, 2009 of approximately $3.0 million which do not expire.
     Management has concluded that it is more likely than not that the deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce the deferred tax assets as of December 31, 2009.
     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follow (in thousands):

	2009	2008	2007
Gross unrecognized tax benefits at January 1	$6,456	$6,220	$6,220
Increases in tax positions taken in prior years	23	228	—
Decreases in tax positions taken in prior years	—	—	—
Increases in tax positions taken in current year	—	8	—
Decreases for tax positions taken in current year	—	—	—
Settlements with taxing authorities	—	—	—
Lapse in statute of limitations	—	—	—

Gross unrecognized tax benefits at December 31	$6,478	$6,456	$6,220

     The gross amount of unrecognized tax benefits as of December 31, 2009 includes $0.2 million of net unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” We have accrued $36,000 and $14,000 of interest expense related to unrecognized tax benefits at December 31, 2009 and 2008, respectively (no accrual existed at December 31, 2007). At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.
     Our U.S. federal tax returns for 2006 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2005 and subsequent years.
(15) Commitments and Contingencies
Operating Leases
     As of December 31, 2009, we lease certain real estate related to our branch facilities and corporate office, as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2029. Our real estate leases provide for varying terms, including customary renewal options and base

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property leases and equipment leases under non-cancelable operating lease agreements for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $11.5 million, $11.3 million and $9.5 million, respectively.
     Future minimum operating lease payments, in the aggregate, existing at December 31, 2009 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2010	$10,722
2011	8,691
2012	7,704
2013	6,174
2014	5,364
Thereafter	45,491

$84,146

Legal Matters
     We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Letters of Credit
     The Company had outstanding letters of credit issued under its senior secured credit facility totaling $7.8 million and $7.0 million as of December 31, 2009 and 2008, respectively. The 2009 letter of credit expired in January 2010 and was renewed for $8.0 million, expiring in January 2011.
(16) Employee Benefit Plan
     We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2009, 2008 and 2007, we contributed to the plan $1.4 million, $1.8 million and $1.6 million, respectively.
(17) Deferred Compensation Plans
     In 2001, we assumed in a business combination nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2009, we had obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2009 calendar plan year was 3.25%. The aggregate deferred compensation payable (including accrued interest of $1.3 million) at December 31, 2009 was $1.9 million.
(18) Related Party Transactions
     John M. Engquist, our Chief Executive Officer and President, and his sister, Kristan Engquist Dunne, each have a 16.7% beneficial ownership interest in a joint venture, from which we lease our Baton Rouge, Louisiana and Kenner, Louisiana branch facilities. Four trusts in the names of the children of John M. Engquist and Kristan

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Engquist Dunne hold in equal amounts interests totaling 16.6% of such joint venture. The remaining 50% interest is held by Tomarlee Commercial Properties, L.L.C., for which Mr. Engquist and Ms. Engquist Dunne each have a 25% interest and Mr. Engquist’s mother has a 50% interest. We paid such entity a total of approximately $0.3 million in each of the years ended December 31, 2009, 2008 and 2007 in lease payments.
     Mr. Engquist has a 62.5% ownership interest in T&J Partnership from which we lease our Shreveport, Louisiana facility. Mr. Engquist’s mother and Kristan Engquist Dunne own 25% and 12.5% of the entity, respectively. In 2009, 2008 and 2007, we paid T&J Partnership a total of approximately $0.2 million each year in lease payments.
     Mr. Engquist and his wife, Martha Engquist, hold a 51% and 49% ownership interest, respectively, in John Engquist LLC, from which we previously leased our Alexandria, Louisiana branch facility. In November 2007, John Engquist, LLC sold the Alexandria, Louisiana property to an unaffiliated third party, which executed a new lease with the Company. In 2007, we paid such entity a total of $0.1 million in lease payments.
     We charter an aircraft from Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. We pay an hourly rate to Gulf Wide Aviation for the use of the aircraft by various members of our management. In each of the years ended December 31, 2009, 2008 and 2007, our payments in respect of charter costs to Gulf Wide Aviation totaled approximately $0.4 million, $0.5 million and $0.5 million, respectively.
     Mr. Engquist has a 31.25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister each have a 12.5% and 6.25% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. In 2009, 2008 and 2007, commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.7 million, $0.7 million and $0.9 million, respectively.
     We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2009, 2008 and 2007, our purchases totaled approximately $0.2 million, $0.1 million and $0.1 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.6 million, $39,000 and $14,000, respectively.
     On July 31, 2004, we entered into a consulting and non-competition agreement with Gary W. Bagley, our current Chairman of the Board. This agreement provided for an initial term of five years and pays Mr. Bagley a consulting fee of $150,000 annually plus provides certain Company health and welfare benefits. On April 30, 2007, this agreement was terminated by mutual agreement of the parties and we entered into a new five-year consulting agreement with Mr. Bagley which pays Mr. Bagley an initial annual consulting fee of $167,000, which is adjusted 4% per annum each year of the agreement, plus provides certain Company health and welfare benefits. We expensed approximately $0.2 million for each of the years ended December 31, 2009, 2008 and 2007 related to these agreements.
     Dale W. Roesener, Vice President, Aerial Work Platforms, has a 47.6% ownership interest in Aero SRD LLC, from which we lease our Las Vegas, Nevada branch facility. Our lease payments to such entity totaled approximately $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     In connection with the recapitalization of Head & Engquist in 1999, we entered into a $3.0 million consulting and non-competition agreement with Thomas R. Engquist, the father of John M. Engquist, our Chief Executive Officer and President. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in the Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs (including John M. Engquist). Due to Mr. Engquist’s passing away during 2003, we will not be provided with any further consulting services. Therefore, we recorded a

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     liability of $1.3 million during 2003 for the present value of the remaining future payments. The total amount paid under this agreement was $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007. The agreement expired on its terms on June 30, 2009.
(19) Summarized Quarterly Financial Data (Unaudited)
     The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2009 and 2008 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009:
Total revenues	$186,196	$180,241	$175,628	$137,667
Operating income (loss) (1)	11,115	8,585	5,183	(12,284)
Income (loss) before provision (benefit) for income taxes(1)	3,149	754	(2,541)	(19,483)
Net income (loss) (1)	2,178	263	(2,280)	(12,104)
Basic net income (loss) per common share(2)	0.06	0.01	(0.07)	(0.35)
Diluted net income (loss) per common share(2)	0.06	0.01	(0.07)	(0.35)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008:
Total revenues	$245,766	$282,644	$278,647	$261,912
Operating income(3)	26,179	34,863	37,160	8,516
Income (loss) before provision for income taxes(3)	16,228	25,597	27,915	(343)
Net income (loss) (3)	10,209	16,118	17,604	(635)
Basic net income (loss) per common share(2)	0.28	0.45	0.50	(0.02)
Diluted net income (loss) per common share(2)	0.28	0.45	0.50	(0.02)

(1)	During the quarter ended December 31, 2009, we recorded a non-cash impairment charge of approximately $9.0 million, or $5.5 million after tax, related to the impairment of goodwill. See note 2 to the consolidated financial statements for additional information on the impairment charge.

(2)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.

(3)	During the quarter ended December 31, 2008, we recorded non-cash impairment charges totaling approximately $22.7 million, or $14.4 million after tax, related to the impairment of goodwill and our customer relationships intangible asset. See note 2 to the consolidated financial statements for additional information on the impairment charges.
(20) Segment Information
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
     We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2009	2008	2007
Segment Revenues:
Equipment rentals	$191,512	$295,398	$286,573
New equipment sales	208,916	374,068	355,178
Used equipment sales	86,982	160,780	148,742
Parts sales	100,500	118,345	102,300
Services revenues	58,730	70,124	64,050

Total segmented revenues	646,640	1,018,715	956,843
Non-Segmented revenues	33,092	50,254	46,291

Total revenues	$679,732	$1,068,969	$1,003,134

Segment Gross Profit (Loss):
Equipment rentals	$61,524	$141,606	$146,988
New equipment sales	25,031	49,596	47,281
Used equipment sales	16,677	38,824	36,391
Parts sales	27,714	34,784	30,509
Services revenues	36,905	44,800	40,974

Total gross profit from revenues	167,851	309,610	302,143
Non-Segmented gross profit (loss)	(2,353)	430	3,897

Total gross profit	$165,498	$310,040	$306,040

	December 31,
	2009	2008
Segment identified assets:
Equipment sales	$81,022	$108,109
Equipment rentals	437,407	554,457
Parts and service	13,964	21,131

Total segment identified assets	532,393	683,697
Non-Segmented identified assets	230,691	282,937

Total assets	$763,084	$966,634

     The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2009, 2008 and 2007 were 3.1%, 4.0% and 1.7%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(21) Consolidating Financial Information of Guarantor Subsidiaries
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Assets:
Cash	$45,326	$10	$—	$45,336
Receivables, net	58,405	13,596	—	72,001
Inventories, net	72,508	22,479	—	94,987
Prepaid expenses and other assets	6,876	123	—	6,999
Rental equipment, net	346,107	91,300	—	437,407
Property and equipment, net	54,672	11,130	—	65,802
Deferred financing costs, net	5,545	—	—	5,545
Intangible assets, net	—	988	—	988
Investment in guarantor subsidiaries	(4,537)	—	4,537	—
Goodwill	4,493	29,526	—	34,019

Total assets	$589,395	$169,152	$4,537	$763,084

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$—	$—	$—	$—
Accounts payable	28,866	—	—	28,866
Manufacturer flooring plans payable	92,868	—	—	92,868
Accrued expenses payable and other liabilities	35,689	1,582	—	37,271
Intercompany balance	(169,213)	169,213	—	—
Notes payable	1,216	713	—	1,929
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,181	—	2,181
Deferred income taxes	69,146	—	—	69,146
Deferred compensation payable	1,941	—	—	1,941

Total liabilities	310,513	173,689	—	484,202
Stockholders’ equity (deficit)	278,882	(4,537)	4,537	278,882

Total liabilities and stockholders’ equity	$589,395	$169,152	$4,537	$763,084

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$155,583	$35,929	$—	$191,512
New equipment sales	173,494	35,422	—	208,916
Used equipment sales	75,862	11,120	—	86,982
Parts sales	85,043	15,457	—	100,500
Services revenues	51,657	7,073	—	58,730
Other	27,076	6,016	—	33,092

Total revenues	568,715	111,017	—	679,732

Cost of revenues:
Rental depreciation	69,791	18,111	—	87,902
Rental expense	33,997	8,089	—	42,086
New equipment sales	152,640	31,245	—	183,885
Used equipment sales	61,264	9,041	—	70,305
Parts sales	61,597	11,189	—	72,786
Services revenues	19,403	2,422	—	21,825
Other	27,855	7,590	—	35,445

Total cost of revenues	426,547	87,687	—	514,234

Gross profit (loss):
Equipment rentals	51,795	9,729	—	61,524
New equipment sales	20,854	4,177	—	25,031
Used equipment sales	14,598	2,079	—	16,677
Parts sales	23,446	4,268	—	27,714
Services revenues	32,254	4,651	—	36,905
Other	(779)	(1,574)	—	(2,353)

Gross profit	142,168	23,330	—	165,498

Selling, general and administrative expenses	119,920	24,540	—	144,460
Impairment of goodwill	8,972	—	—	8,972
Equity in loss of guarantor subsidiaries	(12,985)	—	12,985	—
Gain from sales of property and equipment	455	78	—	533

Income (loss) from operations	746	(1,132)	12,985	12,599
Other income (expense):
Interest expense	(19,415)	(11,924)	—	(31,339)
Other, net	548	71	—	619

Total other expense, net	(18,867)	(11,853)	—	(30,720)

Loss before income taxes	(18,121)	(12,985)	12,985	(18,121)
Income tax benefit	(6,178)	—	—	(6,178)

Net loss	$(11,943)	$(12,985)	$12,985	$(11,943)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$250,378	$45,020	$—	$295,398
New equipment sales	292,651	81,417	—	374,068
Used equipment sales	124,076	36,704	—	160,780
Parts sales	97,250	21,095	—	118,345
Services revenues	60,519	9,605	—	70,124
Other	42,364	7,890	—	50,254

Total revenues	867,238	201,731	—	1,068,969

Cost of revenues:
Rental depreciation	85,218	19,093	—	104,311
Rental expense	40,794	8,687	—	49,481
New equipment sales	253,496	70,976	—	324,472
Used equipment sales	90,467	31,489	—	121,956
Parts sales	68,504	15,057	—	83,561
Services revenues	21,948	3,376	—	25,324
Other	40,131	9,693	—	49,824

Total cost of revenues	600,558	158,371	—	785,929

Gross profit:
Equipment rentals	124,366	17,240	—	141,606
New equipment sales	39,155	10,441	—	49,596
Used equipment sales	33,609	5,215	—	38,824
Parts sales	28,746	6,038	—	34,784
Services revenues	38,571	6,229	—	44,800
Other	2,233	(1,803)	—	430

Gross profit	266,680	43,360	—	310,040

Selling, general and administrative expenses	144,604	36,433	—	181,037
Impairment of goodwill and intangible assets	22,721	—	—	22,721
Equity in loss of guarantor subsidiaries	(5,578)	—	5,578	—
Gain from sales of property and equipment	408	28	—	436

Income from operations	94,185	6,955	—	106,718

Other income (expense):
Interest expense	(25,613)	(12,642)	—	(38,255)
Other, net	825	109	—	934

Total other expense, net	(24,788)	(12,533)	—	(37,321)

Income (loss) before income taxes	69,397	(5,578)	5,578	69,397
Provision for income taxes	26,101	—	—	26,101

Net income (loss)	$43,296	$(5,578)	$5,578	$43,296

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$241,578	$44,995	$—	$286,573
New equipment sales	330,220	24,958	—	355,178
Used equipment sales	127,310	21,432	—	148,742
Parts sales	91,295	11,005	—	102,300
Services revenues	58,372	5,678	—	64,050
Other	40,310	5,981	—	46,291

Total revenues	889,085	114,049	—	1,003,134

Cost of revenues:
Rental depreciation	79,661	14,550	—	94,211
Rental expense	38,188	7,186	—	45,374
New equipment sales	286,272	21,625	—	307,897
Used equipment sales	94,837	17,514	—	112,351
Parts sales	64,247	7,544	—	71,791
Services revenues	21,349	1,727	—	23,076
Other	35,435	6,959	—	42,394

Total cost of revenues	619,989	77,105	—	697,094

Gross profit:
Equipment rentals	123,729	23,259	—	146,988
New equipment sales	43,948	3,333	—	47,281
Used equipment sales	32,473	3,918	—	36,391
Parts sales	27,048	3,461	—	30,509
Services revenues	37,023	3,951	—	40,974
Other	4,875	(978)	—	3,897

Gross profit	269,096	36,944	—	306,040

Selling, general and administrative expenses	137,093	27,955	—	165,048
Equity in loss of guarantor subsidiaries	(443)	—	443	—
Gain from sales of property and equipment	385	84	—	469

Income from operations	131,945	9,073	443	141,461

Other income (expense):
Interest expense	(27,175)	(9,596)	—	(36,771)
Loss on early extinguishment of debt	(320)	—	—	(320)
Other, net	965	80	—	1,045

Total other expense, net	(26,530)	(9,516)	—	(36,046)

Income (loss) before provision for income taxes	105,415	(443)	443	105,415
Provision for income taxes	40,789	—	—	40,789

Net income (loss)	$64,626	$(443)	$443	$64,626

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(11,943)	$(12,985)	$12,985	$(11,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization on property and equipment	8,611	2,189	—	10,800
Depreciation on rental equipment	69,791	18,111	—	87,902
Amortization of loan discounts and deferred financing costs	1,419	—	—	1,419
Amortization of intangible assets	—	591	—	591
Provision for losses on accounts receivable	3,246	—	—	3,246
Provision for inventory obsolescence	48	—	—	48
Provision for deferred income taxes	(5,963)	—	—	(5,963)
Stock-based compensation expense	726	—	—	726
Impairment of goodwill	1,150	7,822	—	8,972
Gain from sales of property and equipment, net	(455)	(78)	—	(533)
Gain from sales of rental equipment, net	(13,735)	(1,941)	—	(15,676)
Equity in loss of guarantor subsidiaries	12,985	—	(12,985)	—
Changes in operating assets and liabilities:
Receivables, net	63,106	11,940	—	75,046
Inventories, net	24,047	(865)	—	23,182
Prepaid expenses and other assets	4,590	132	—	4,722
Accounts payable	(64,801)	—	—	(64,801)
Manufacturer flooring plans payable	(34,822)	—	—	(34,822)
Accrued expenses payable and other liabilities	(10,271)	341	—	(9,930)
Intercompany balances	22,248	(22,248)	—	—
Deferred compensation payable	(85)	—	—	(85)

Net cash provided by operating activities	69,892	3,009	—	72,901

Cash flows from investing activities:
Purchases of property and equipment	(18,816)	(579)	—	(19,395)
Purchases of rental equipment	(4,080)	(11,041)	—	(15,121)
Proceeds from sales of property and equipment	1,505	(57)	—	1,448
Proceeds from sales of rental equipment	62,174	8,794	—	70,968

Net cash provided by (used in) investing activities	40,783	(2,883)	—	37,900

Cash flows from financing activities:
Purchase of treasury stock	(110)	—	—	(110)
Borrowings on senior secured credit facility	536,311	—	—	536,311
Payments on senior secured credit facility	(612,633)	—	—	(612,633)
Payments of related party obligation	(150)	—	—	(150)
Payments on capital lease obligations	—	(119)	—	(119)
Principal payments of notes payable	(18)	(12)	—	(30)

Net cash used in financing activities	(76,600)	(131)	—	(76,731)

Net increase (decrease) in cash	34,075	(5)	—	34,070
Cash, beginning of year	11,251	15	—	11,266

Cash, end of year	$45,326	$10	$—	$45,336

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$43,296	$(5,578)	$5,578	$43,296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	8,401	2,742	—	11,143
Depreciation on rental equipment	85,218	19,093	—	104,311
Amortization of loan discounts and deferred financing costs	1,417	—	—	1,417
Amortization of intangible assets	2,223	—	—	2,223
Provision for losses on accounts receivable	3,064	—	—	3,064
Provision for inventory obsolescence	54	—	—	54
Provision for deferred income taxes	24,428	—	—	24,428
Stock-based compensation expense	1,453	—	—	1,453
Impairment of goodwill and intangible assets	22,721	—	—	22,721
Gain from sales of property and equipment, net	(408)	(28)	—	(436)
Gain from sales of rental equipment, net	(31,108)	(4,685)	—	(35,793)
Equity in loss of guarantor subsidiaries	5,578	—	(5,578)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	3,264	(4,063)	—	(799)
Inventories, net	3,963	(32,027)	—	(28,064)
Prepaid expenses and other assets	(5,690)	238	—	(5,452)
Accounts payable	9,990	(1,218)	—	8,772
Manufacturer flooring plans payable	(29,247)	(6,002)	—	(35,249)
Accrued expenses payable and other liabilities	394	2,897	—	3,291
Intercompany balances	11,528	(11,528)	—	—
Deferred compensation payable	87	—	—	87)

Net cash provided by (used in) operating activities	160,626	(40,159)	—	120,467

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(10,461)	—	(10,461)
Purchases of property and equipment	(22,902)	(1,685)	—	(24,587)
Purchases of rental equipment	(190,655)	64,784	—	(125,871)
Proceeds from sales of property and equipment	949	223	—	1,172
Proceeds from sales of rental equipment	148,045	(24,973)	—	123,072

Net cash provided by (used in) investing activities	(64,563)	27,888	—	(36,675)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	(44)	—	—	(44)
Purchase of treasury stock	(42,577)	—	—	(42,577)
Borrowings on senior secured credit facility	1,042,821	—	—	1,042,821
Payments on senior secured credit facility	(1,096,701)	9,652	—	(1,087,049)
Payments of related party obligation	(300)	—	—	(300)
Payments on capital lease obligations	—	(111)	—	(111)
Principal payments of notes payable	(16)	(12)	—	(28)

Net cash provided by (used in) financing activities	(96,817)	9,529	—	(87,288)

Net decrease in cash	(754)	(2,742)	—	(3,496)
Cash, beginning of year	12,005	2,757	—	14,762

Cash, end of year	$11,251	$15	$—	$11,266

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2007
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$64,626	$(443)	$443	$64,626
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	7,212	1,798	—	9,010
Depreciation on rental equipment	79,661	14,550	—	94,211
Amortization of loan discounts and deferred financing costs	11,688	(10,314)	—	1,374
Amortization of intangible assets	1,060	—	—	1,060
Provision for losses on accounts receivable	2,502	(290)	—	2,212
Provision for inventory obsolescence	90	—	—	90
Provision for deferred income taxes	38,876	—	—	38,876
Stock-based compensation expense	1,255	—	—	1,255
Loss on early extinguishment of debt	320	—	—	320
Gain from sales of property and equipment, net	(385)	(84)	—	(469)
Gain from sales of rental equipment, net	(30,137)	(3,399)	—	(33,536)
Equity in loss of guarantor subsidiaries	443	—	(443)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(41,306)	9,858	—	(31,448)
Inventories, net	(29,545)	(27,886)	—	(57,431)
Prepaid expenses and other assets	321	15	—	336
Accounts payable	21,695	(7,044)	—	14,651
Manufacturer flooring plans payable	8,909	(13,785)	—	(4,876)
Accrued expenses payable and other liabilities	13,415	(8,250)	—	5,165
Intercompany balances	(143,411)	143,411	—	—
Deferred compensation payable	(1,332)	—	—	(1,332)

Net cash provided by operating activities	5,957	98,137	—	104,094

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(100,177)	—	(100,177)
Purchases of property and equipment	(14,628)	(3,327)	—	(17,955)
Purchases of rental equipment	(231,568)	37,514	—	(194,054)
Proceeds from sales of property and equipment	614	326	—	940
Proceeds from sales of rental equipment	140,726	(18,127	—	122,599

Net cash used in investing activities	(104,856)	(83,791)	—	(188,647)

Cash flows from financing activities:
Excess tax benefits from stock-based awards	44	—	—	44
Purchase of treasury stock	(13,431)	—		(13,431
Borrowings on senior secured credit facility	1,076,106	—	—	1,076,106
Payments on senior secured credit facility	(955,035)	(9,381)	—	(964,416)
Principal payment of senior secured notes	(4,752)	—	—	(4,752)
Payments of deferred financing costs	(585)	—	—	(585)
Payments of related party obligation	(300)	—	—	(300)
Payments on capital lease obligations	—	(2,287)	—	(2,287)
Principal payments of notes payable	(357)	(10)	—	(367)

Net cash provided by (used in) financing activities	101,690	(11,678)	—	90,012

Net increase in cash	2,791	2,668	—	5,459
Cash, beginning of year	9,214	89	—	9,303

Cash, end of year	$12,005	$2,757	$—	$14,762

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2009, our current disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Date: March 3, 2010

/s/ John M. Engquist

John M. Engquist
President and Chief Executive Officer

/s/ Leslie S. Magee

Leslie S. Magee
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
H&E Equipment Services, Inc.
Baton Rouge, Louisiana
We have audited H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). H&E Equipment Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, H&E Equipment Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 5, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
March 5, 2010

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2009.
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

PART I
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
     (3) Exhibits
     See Exhibit Index on pages 104-106.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

		Additions			Balance
	Balance at	Charged to			at
	Beginning	Costs and	Recoveries	Impact of	End
Description	of Year	Expenses	(Deductions)	Acquisition	of Year
	(Amounts in thousands)
Year Ended December 31, 2009
Allowance for doubtful accounts receivable	$5,524	$3,245	$(3,033)	$—	$5,736
Allowance for inventory obsolescence	920	48	(144)	—	824

	$6,444	$3,293	$(3,177)	$—	$6,560

Year Ended December 31, 2008
Allowance for doubtful accounts receivable	$4,413	$3,064	$(1,953)	$—	$5,524
Allowance for inventory obsolescence	992	54	(126)	—	920

	$5,405	$3,118	$(2,079)	$—	$6,444

Year Ended December 31, 2007
Allowance for doubtful accounts receivable	$2,852	$2,502	$(941)	$—	$4,413
Allowance for inventory obsolescence	1,326	352	(686)	—	992

	$4,178	$2,854	$(1,627)	$—	$5,405

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2010.

H&E EQUIPMENT SERVICES, INC.
By:	/s/ John M. Engquist
John M. Engquist
Its: President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Signature	Capacity	Date
By:	/s/ John M. Engquist	President, Chief Executive	March 3, 2010

	John M. Engquist	Officer and Director
(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	March 3, 2010

	Leslie S. Magee	(Principal Financial and
Accounting Officer)

By:	/s/ Gary W. Bagley	Chairman and Director	March 3, 2010

Gary W. Bagley

By:	/s/ Keith E. Alessi	Director	March 3, 2010

Keith E. Alessi

By:	/s/ Paul N. Arnold	Director	March 4, 2010

Paul N. Arnold

By:	/s/ Bruce C. Bruckmann	Director	March 3, 2010

Bruce C. Bruckmann

By:	/s/ Lawrence C. Karlson	Director	March 3, 2010

Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	March 3, 2010

John T. Sawyer

Exhibit Index

2.1	Agreement and Plan of Merger, dated February 2, 2006, among the Company, H&E LLC and Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

2.2	Agreement and Plan of Merger, dated as of May 15, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on May 17, 2007.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 31, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

2.4	Acquisition Agreement, dated as of January 4, 2005, among H&E Equipment Services, L.L.C., Eagle Merger Corp., Eagle High Reach Equipment, LLC, Eagle High Reach Equipment, Inc., SBN Eagle LLC, SummitBridge National Investments, LLC and the shareholders of Eagle High Reach Equipment, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K of H&E Equipment Services L.L.C. (File Nos. 333-99587 and 333-99589), filed January 5, 2006).

3.1	Amended and Restated Certificate of Incorporation of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

3.2	Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed June 5, 2007).

3.3	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.4	Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.5	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.6	Certificate of Incorporation of H&E Finance Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.7	Certificate of Incorporation of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.8	Articles of Incorporation of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.9	Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.10	Bylaws of H&E Finance Corp. (incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.11	Bylaws of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.12	Bylaws of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

4.1	Amended and Restated Security Holders Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.2	Amended and Restated Investor Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.3	Amended and Restated Registration Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.4	Form of H&E Equipment Services, Inc. common stock certificate (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 5, 2006).

4.5	Indenture, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 8 3/8% senior notes due 2016 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).

4.6	Registration Rights Agreement, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California), LLC, H&E Finance Corp., Credit Suisse Securities (USA) LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).

10.1	Consulting Agreement, dated April 10, 2007, between the Company and Gary W. Bagley (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed April 30, 2007).**

10.2	Second Amended and Restated Credit Agreement, dated as of September 1, 2007, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., J.W. Burress, Incorporated, General Electric Capital Corporation, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

10.3	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 7, 2007, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H3&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., H&E Equipment Services (Mid-Atlantic), Inc., General Electric Capital Corporation, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on November 13, 2007).

10.4	Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).**

10.5	Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).

10.6	Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.7	H&E Equipment Services, Inc. 2006 Stock-Based Compensation Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 28, 2006).**

10.8	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).**

10.9	Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc.* **

18.1	BDO Seidman, LLP Preferability Letter. (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO Seidman, LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Management contract or compensatory plan or arrangement