Form 10-Q
period 2010-03-31
H&E Equipment Services, Inc.
filed 2010-05-07
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number: 000-51759

H&E Equipment Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0553291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Mead Road, Suite 200, Baton Rouge, Louisiana	70816
(Address of Principal Executive Offices)	(ZIP Code)
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
     Yes ☐ No ☑
     As of May 3, 2010, there were 34,897,865 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

MARCH 31, 2010

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction and industrial activity in the markets where we operate in North America, as well as the depth and duration of the recent macroeconomic downturn and related decreases in construction and industrial activities, which may continue to significantly affect our revenues and operating results;
•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;
•	relationships with new equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness;
•	the risks associated with the expansion of our business;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$43,758	$45,336
Receivables, net of allowance for doubtful accounts of $5,495 and $5,736, respectively	70,691	72,001
Inventories, net of reserves for obsolescence of $860 and $824, respectively	86,813	94,987
Prepaid expenses and other assets	9,834	6,999
Rental equipment, net of accumulated depreciation of $232,421 and $224,881, respectively	415,926	437,407
Property and equipment, net of accumulated depreciation and amortization of $45,260 and $42,086, respectively	63,028	65,802
Deferred financing costs, net of accumulated amortization of $9,405 and $9,050, respectively	5,190	5,545
Intangible assets, net of accumulated amortization of $2,640 and $2,492, respectively	840	988
Goodwill	34,019	34,019

Total assets	$730,099	$763,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$34,031	$28,866
Manufacturer flooring plans payable	80,059	92,868
Accrued expenses payable and other liabilities	30,133	37,271
Notes payable	710	1,929
Senior unsecured notes	250,000	250,000
Capital lease payable	2,150	2,181
Deferred income taxes	64,046	69,146
Deferred compensation payable	1,957	1,941

Total liabilities	463,086	484,202

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,525,688 shares issued at March 31, 2010 and December 31, 2009 and 34,897,865 and 34,904,597 shares outstanding at March 31, 2010 and December 31, 2009, respectively	385	385
Additional paid-in capital	208,281	208,072
Treasury stock at cost, 3,627,823 shares of common stock held at March 31, 2010 and 3,621,091 shares of common stock held at December 31, 2009, respectively	(56,118)	(56,118)
Retained earnings	114,465	126,543

Total stockholders’ equity	267,013	278,882

Total liabilities and stockholders’ equity	$730,099	$763,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Equipment rentals	$36,453	$55,484
New equipment sales	27,293	64,057
Used equipment sales	13,431	16,093
Parts sales	19,632	26,023
Services revenues	11,483	15,457
Other	6,394	9,082

Total revenues	114,686	186,196

Cost of revenues:
Rental depreciation	19,279	23,785
Rental expense	9,247	11,330
New equipment sales	24,910	55,315
Used equipment sales	10,745	12,688
Parts sales	14,247	18,522
Services revenues	4,376	5,703
Other	7,997	8,573

Total cost of revenues	90,801	135,916

Gross profit	23,885	50,280

Selling, general and administrative expenses	35,874	39,147
Gain (loss) on sales of property and equipment, net	64	(18)

Income (loss) from operations	(11,925)	11,115

Other income (expense):
Interest expense	(7,291)	(8,181)
Other, net	50	215

Total other expense, net	(7,241)	(7,966)

Income (loss) before income taxes	(19,166)	3,149
Provision (benefit) for income taxes	(7,088)	971

Net income (loss)	$(12,078)	$2,178

Net income (loss) per common share:
Basic	$(0.35)	$0.06

Diluted	$(0.35)	$0.06

Weighted average common shares outstanding:
Basic	34,625	34,581

Diluted	34,625	34,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(12,078)	$2,178
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	3,432	2,795
Depreciation on rental equipment	19,279	23,785
Amortization of loan discounts and deferred financing costs	355	355
Amortization of intangible assets	148	148
Provision for losses on accounts receivable	580	1,232
Provision for inventory obsolescence	61	34
Increase (decrease) in deferred income taxes	(5,100)	923
Stock-based compensation expense	209	279
(Gain) loss on sales of property and equipment, net	(64)	18
Gain on sales of rental equipment, net	(2,569)	(3,101)
Changes in operating assets and liabilities:
Receivables, net	730	39,194
Inventories, net	2,158	(9,898)
Prepaid expenses and other assets	(2,835)	1,722
Accounts payable	5,165	(32,711)
Manufacturer flooring plans payable	(12,809)	(14,004)
Accrued expenses payable and other liabilities	(7,138)	(9,473)
Deferred compensation payable	16	16

Net cash provided by (used in) operating activities	(10,460)	3,492

Cash flows from investing activities:
Purchases of property and equipment	(670)	(7,123)
Purchases of rental equipment	(167)	(1,538)
Proceeds from sales of property and equipment	76	43
Proceeds from sales of rental equipment	10,893	13,282

Net cash provided by investing activities	10,132	4,664

Cash flows from financing activities:
Purchases of treasury stock	—	(86)
Borrowings on senior secured credit facility	—	220,835
Payments on senior secured credit facility	—	(229,224)
Payments of related party obligation	—	(75)
Payments of capital lease obligation	(31)	(29)
Principal payments on notes payable	(1,219)	(7)

Net cash used in financing activities	(1,250)	(8,586)

Net decrease in cash	(1,578)	(430)
Cash, beginning of period	45,336	11,266

Cash, end of period	$43,758	$10,836

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$5,955	$4,201

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,174	$13,117

Income taxes paid, net of refunds received	$(38)	$(354)

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2009, from which the balance sheet amounts as of December 31, 2009 were derived.
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
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. During the three month period ended March 31, 2010, there were no significant changes to those accounting policies.
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
     Accounting Pronouncements Adopted in Fiscal Year 2009
     In June 2009, the FASB issued Statement of FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which has not yet been codified in the Accounting Standards Codification (“ASC”). This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosure of variable interest entities. Specifically, it changes how a reporting entity determines when or if an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. We adopted the provisions of FAS 167 effective January 1, 2010, and such adoption did not have a material impact on our condensed consolidated financial statements for the quarter ended March 31, 2010.
     Accounting Pronouncements Not Yet Adopted
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

	March 31, 2010
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 6.75%	$80,059	$69,035
Senior unsecured notes with interest compounded at 8.375%	250,000	242,500
Notes payable to lenders with interest computed at 7.25% to 9.55%	710	443
Capital lease payable with interest computed at 5.929%	2,150	1,893
Letters of credit	—	120

	December 31, 2009
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 6.75%	$92,868	$82,082
Senior unsecured notes with interest compounded at 8.375%	250,000	247,500
Notes payable to lenders with interest computed at 7.25% to 9.55% .	1,929	1,476
Capital lease payable with interest computed at 5.929%	2,181	1,944
Letters of credit	—	98

(4)	Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2010 (amounts in thousands, except share data):

	Common Stock
			Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2009	38,525,688	$385	$208,072	$(56,118)	$126,543	$278,882
Stock-based compensation	—	—	209	—	—	209
Net loss	—	—	—	—	(12,078)	(12,078)

Balances at March 31, 2010	38,525,688	$385	$208,281	$(56,118)	$114,465	$267,013

(5) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our Stock Incentive Plan were 4,112,332 shares as of March 31, 2010.
Non-vested Stock
     The following table summarizes our non-vested stock activity for the three months ended March 31, 2010:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested stock at December 31, 2009	279,223	$7.79
Granted	—	—
Vested	—	—
Forfeited	(6,732)	$7.96

Non-vested stock at March 31, 2010	272,491	$7.79

     As of March 31, 2010, we had unrecognized compensation expense of $1.4 million related to non-vested stock that we expect to be recognized over a weighted-average period of 1.9 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Compensation expense	$204	$239
Stock Options
     At March 31, 2010, there was approximately $4,000 of unrecognized compensation expense related to stock option awards that are expected to be recognized over a weighted-average period of 0.3 years. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Compensation expense	$5	$40

The following table represents stock option activity for the three months ended March 31, 2010:

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	In Years
Outstanding options at December 31, 2009	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at March 31, 2010	51,000	$24.80	6.0

Options exercisable at March 31, 2010	49,000	$24.75	6.0

     The closing price of our common stock on March 31, 2010 was $10.78. All options outstanding at March 31, 2010 have grant date fair values which exceed the March 31, 2010 closing stock price.
     The following table summarizes non-vested stock option activity for the three months ended March 31, 2010:

Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock options at December 31, 2009	2,000	$26.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested stock options at March 31, 2010	2,000	$26.27

(6)	Earnings per Share
     Earnings per common share for the three months ended March 31, 2010 and 2009 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three month periods ended March 31, 2010 and 2009 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Basic net income per share:
Net income (loss)	$(12,078)	$2,178
Weighted average number of common shares outstanding	34,625	34,581
Net income (loss) per common share — basic	$(0.35)	$0.06
Diluted net income (loss) per share:
Net income (loss)	$(12,078)	$2,178
Weighted average number of common shares outstanding	34,625	34,581
Effect of dilutive securities:
Effect of dilutive stock options	—	—
Effect of dilutive non-vested stock	—	16

Weighted average number of common shares outstanding — diluted	34,625	34,597
Net income (loss) per common share — diluted	$(0.35)	$0.06
Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51
Non-vested restricted stock	272	96

(7)	Segment Information
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
     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Equipment rentals	$36,453	$55,484
New equipment sales	27,293	64,057
Used equipment sales	13,431	16,093
Parts sales	19,632	26,023
Services revenues	11,483	15,457

Total segmented revenues	108,292	177,114
Non-segmented revenues	6,394	9,082

Total revenues	$114,686	$186,196

Gross Profit (Loss):
Equipment rentals	$7,927	$20,369
New equipment sales	2,383	8,742
Used equipment sales	2,686	3,405
Parts sales	5,385	7,501
Services revenues	7,107	9,754

Total segmented gross profit	25,488	49,771
Non-segmented gross profit (loss)	(1,603)	509

Total gross profit	$23,885	$50,280

	Balances at
	March 31,	December 31,
	2010	2009
Segment identified assets:
Equipment sales	$73,073	$81,022
Equipment rentals	415,925	437,407
Parts and services	13,740	13,964

Total segment identified assets	502,738	532,393
Non-segment identified assets	227,361	230,691

Total assets	$730,099	$763,084

     The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2010 and 2009 were approximately 2.5% and 1.2% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.
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
     The condensed consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp. are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The condensed consolidating balance sheet amounts as of December 31, 2009 included herein were derived from our annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2009.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$43,758	$—	$—	$43,758
Receivables, net	58,727	11,964	—	70,691
Inventories, net	65,697	21,116	—	86,813
Prepaid expenses and other assets	9,566	268	—	9,834
Rental equipment, net	329,174	86,752	—	415,926
Property and equipment, net	52,424	10,604	—	63,028
Deferred financing costs, net	5,190	—	—	5,190
Intangible assets, net	—	840	—	840
Investment in guarantor subsidiaries	(9,157)	—	9,157	—
Goodwill	4,493	29,526	—	34,019

Total assets	$559,872	$161,070	$9,157	$730,099

Liabilities and Stockholders’ Equity:
Accounts payable	$33,249	$782	—	$34,031
Manufacturer flooring plans payable	80,048	11	—	80,059
Accrued expenses payable and other liabilities	35,836	(5,703)	—	30,133
Intercompany balances	(172,987)	172,987	—	—
Notes payable	710	—	—	710
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,150	—	2,150
Deferred income taxes	64,046	—	—	64,046
Deferred compensation payable	1,957	—	—	1,957

Total liabilities	292,859	170,227	—	463,086
Stockholders’ equity (deficit)	267,013	(9,157)	9,157	267,013

Total liabilities and stockholders’ equity	$559,872	$161,070	$9,157	$730,099

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$45,326	$10	$—	$45,336
Receivables, net	58,405	13,596	—	72,001
Inventories, net	72,508	22,479	—	94,987
Prepaid expenses and other assets	6,876	123	—	6,999
Rental equipment, net	346,107	91,300	—	437,407
Property and equipment, net	54,672	11,130	—	65,802
Deferred financing costs, net	5,545	—	—	5,545
Intangible assets, net	—	988	—	988
Investment in guarantor subsidiaries	(4,537)	—	(4,537)	—
Goodwill	4,493	29,526	—	34,019

Total assets	$589,395	$169,152	$(4,537)	$763,084

Liabilities and Stockholders’ Equity:
Accounts payable	$28,866	$—	$—	$28,866
Manufacturer flooring plans payable	92,868	—	—	92,868
Accrued expenses payable and other liabilities	35,689	1,582	—	37,271
Intercompany balances	(169,213)	169,213	—	—
Notes payable	1,216	713	—	1,929
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,181	—	2,181
Deferred income taxes	69,146	—	—	69,146
Deferred compensation payable	1,941	—	—	1,941

Total liabilities	310,513	173,689	—	484,202
Stockholders’ equity (deficit)	278,882	(4,537)	4,537	278,882

Total liabilities and stockholders’ equity	$589,395	$169,152	$4,537	$763,084

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$29,471	$6,982	$—	$36,453
New equipment sales	24,042	3,251	—	27,293
Used equipment sales	11,051	2,380	—	13,431
Parts sales	16,435	3,197	—	19,632
Services revenues	9,888	1,595	—	11,483
Other	5,090	1,304	—	6,394

Total revenues	95,977	18,709	—	114,686

Cost of revenues:
Rental depreciation	15,177	4,102	—	19,279
Rental expense	7,505	1,742	—	9,247
New equipment sales	21,956	2,954	—	24,910
Used equipment sales	8,859	1,886	—	10,745
Parts sales	11,942	2,305	—	14,247
Services revenues	3,877	499	—	4,376
Other	6,301	1,696	—	7,997

Total cost of revenues	75,617	15,184	—	90,801

Gross profit (loss):
Equipment rentals	6,789	1,138	—	7,927
New equipment sales	2,086	297	—	2,383
Used equipment sales	2,192	494	—	2,686
Parts sales	4,493	892	—	5,385
Services revenues	6,011	1,096	—	7,107
Other	(1,211)	(392)	—	(1,603)

Gross profit	20,360	3,525	—	23,885

Selling, general and administrative expenses	30,260	5,614	—	35,874
Equity in loss of guarantor subsidiaries	(4,620)	—	4,620	—
Gain on sales of property and equipment, net	64	—	—	64

Loss from operations	(14,456)	(2,089)	4,620	(11,925)

Other income (expense):
Interest expense	(4,755)	(2,536)	—	(7,291)
Other, net	45	5	—	50

Total other expense, net	(4,710)	(2,531)	—	(7,241)

Loss before income taxes	(19,166)	(4,620)	4,620	(19,166)
Income tax benefit	(7,088)	—	—	(7,088)

Net loss	$(12,078)	$(4,620)	$4,620	$(12,078)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$46,773	$8,711	$—	$55,484
New equipment sales	55,073	8,984	—	64,057
Used equipment sales	13,917	2,176	—	16,093
Parts sales	22,261	3,762	—	26,023
Services revenues	13,608	1,849	—	15,457
Other	7,692	1,390	—	9,082

Total revenues	159,324	26,872	—	186,196

Cost of revenues:
Rental depreciation	19,333	4,452	—	23,785
Rental expense	9,397	1,933	—	11,330
New equipment sales	47,662	7,653	—	55,315
Used equipment sales	10,800	1,888	—	12,688
Parts sales	15,806	2,716	—	18,522
Services revenues	5,053	650	—	5,703
Other	6,934	1,639	—	8,573

Total cost of revenues	114,985	20,931	—	135,916

Gross profit:
Equipment rentals	18,043	2,326	—	20,369
New equipment sales	7,411	1,331	—	8,742
Used equipment sales	3,117	288	—	3,405
Parts sales	6,455	1,046	—	7,501
Services revenues	8,555	1,199	—	9,754
Other	758	(249)	—	509

Gross profit	44,339	5,941	—	50,280

Selling, general and administrative expenses	32,476	6,671	—	39,147
Equity in loss of guarantor subsidiaries	(3,679)	—	3,679	—
Gain on sales of property and equipment, net	81	(99)	—	(18)

Income (loss) from operations	8,265	(829)	3,679	11,115

Other income (expense):
Interest expense	(5,311)	(2,870)	—	(8,181)
Other, net	195	20	—	215

Total other expense, net	(5,116)	(2,850)	—	(7,966)

Income (loss) before provision for income taxes	3,149	(3,679)	3,679	3,149
Provision for income taxes	971	—	—	971

Net income (loss)	$2,178	$(3,679)	$3,679	$2,178

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(12,078)	$(4,620)	$4,620	$12,078
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	2,916	516	—	3,432
Depreciation on rental equipment	15,177	4,102	—	19,279
Amortization of loan discounts and deferred financing costs	355	—	—	355
Amortization of intangible assets	—	148	—	148
Provision for losses on accounts receivable	580	—	—	580
Provision for inventory obsolescence	61	—	—	61
Decrease in deferred income taxes	(5,100)	—	—	(5,100)
Stock-based compensation expense	209	—	—	209
(Gain) loss on sales of property and equipment, net	(163)	99	—	(64)
Gain on sales of rental equipment, net	(2,074)	(495)	—	(2,569)
Equity in loss of guarantor subsidiaries	4,620	—	(4,620)	—
Changes in operating assets and liabilities:
Receivables, net	(902)	1,632	—	730
Inventories, net	1,810	348	—	2,158
Prepaid expenses and other assets	(2,690)	(145)	—	(2,835)
Accounts payable	4,383	782	—	5,165
Manufacturer flooring plans payable	(12,820)	11	—	(12,809)
Accrued expenses payable and other liabilities	147	(7,285)	—	(7,138)
Intercompany balances	(3,774)	3,774	—	—
Deferred compensation payable	16	—	—	16

Net cash used in operating activities	(9,327)	(1,133)	—	(10,460)

Cash flows from investing activities:
Purchases of property and equipment	(631)	(39)	—	(670)
Purchases of rental equipment	(3)	(164)	—	(167)
Proceeds from sales of property and equipment	126	(50)	—	76
Proceeds from sales of rental equipment	8,773	2,120	—	10,893

Net cash provided by investing activities	8,265	1,867	—	10,132

Cash flows from financing activities:
Payments on capital lease obligations		(31)	—	(31)
Principal payments of notes payable	(506)	(713)	—	(1,219)

Net cash used in financing activities	(506)	(744)	—	(1,250)

Net increase (decrease) in cash	(1,568)	(10)	—	(1,578)
Cash, beginning of period	45,326	10	—	45,336

Cash, end of period	$43,758	$—	$—	$43,758

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$2,178	$(3,679)	$3,679	$2,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	2,237	558	—	2,795
Depreciation on rental equipment	19,333	4,452	—	23,785
Amortization of loan discounts and deferred financing costs	355	—	—	355
Amortization of intangible assets	—	148	—	148
Provision for losses on accounts receivable	1,088	144	—	1,232

Provision for inventory obsolescence	34	—	—	34
Provision for deferred income taxes	923	—	—	923
Stock-based compensation expense	279	—	—	279
Gain on sales of property and equipment, net	(81)	99	—	18
Gain on sales of rental equipment, net	(775)	(2,326)	—	(3,101)
Equity in loss of guarantor subsidiaries	3,679	—	(3,679)	—
Changes in operating assets and liabilities:
Receivables, net	28,127	11,067	—	39,194
Inventories, net	(8,008)	(1,890)	—	(9,898)
Prepaid expenses and other assets	1,726	(4)	—	1,722
Accounts payable	(32,711)	—	—	(32,711)
Manufacturer flooring plans payable	(14,004)	—	—	(14,004)
Accrued expenses payable and other liabilities	(9,612)	139	—	(9,473)
Intercompany balances	7,297	(7,297)	—	—
Deferred compensation payable	16	—	—	16

Net cash provided by operating activities	2,081	1,411	—	3,492

Cash flows from investing activities:
Purchases of property and equipment	(6,935)	(188)	—	(7,123)
Purchases of rental equipment	1,560	(3,098)	—	(1,538)
Proceeds from sales of property and equipment	40	3	—	43
Proceeds from sales of rental equipment	11,377	1,905	—	13,282

Net cash provided by (used in) investing activities	6,042	(1,378)	—	4,664

Cash flows from financing activities:
Purchase of treasury stock	(86)	—	—	(86)
Borrowings on senior secured credit facility	220,835	—	—	220,835
Payments on senior secured credit facility	(229,224)	—	—	(229,224)
Payments of related party obligation	(75)	—	—	(75)
Payments on capital lease obligation	—	(29)		(29)
Principal payments of notes payable	(4)	(3)	—	(7)

Net cash used in financing activities	(8,554)	(32)	—	(8,586)

Net decrease in cash	(431)	1	—	(430)
Cash, beginning of period	11,251	15	—	11,266

Cash, end of period	$10,820	$16	$—	$10,836

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2010, and its results of operations for the three month period ended March 31, 2010, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     As of May 3, 2010, we operated 67 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the quarter ended March 31, 2010. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

     Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (equipment usage based on the number of rental equipment units available for rent), rental rate trends and targets, and equipment demand, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell, and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.
     Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments. For additional information about our business segments, see note 7 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Revenue Sources
     We generate all of our revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three months ended March 31, 2010, approximately 31.8% of our total revenues were attributable to equipment rentals, 23.8% of our total revenues were attributable to new equipment sales, 11.7% were attributable to used equipment sales, 17.1% were attributable to parts sales, 10.0% were attributable to our services revenues and 5.6% were attributable to non-segmented other revenues.
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

     Equipment Rentals. Revenues from equipment rentals depend on rental rates. Because rental rates are impacted by competition in specific regions and markets, we continuously monitor and adjust rental rates. Equipment rental revenue is also impacted by the availability of equipment and by time utilization (equipment usage based on the number of rental equipment units available for rent). We generate reports on, among other things, time utilization, demand pricing (rental rate pricing based on physical utilization), and rental rate trends on a piece-by-piece basis for our rental fleet. We recognize revenues from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of billing to customers.
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
     Parts Sales. We generate revenues from the sale of new and used parts for equipment that we rent or sell, as well as for other makes of equipment. Our product support sales representatives are instrumental in generating our parts revenues. They are product specialists and receive performance incentives for achieving certain sales levels. Most of our parts sales come from our extensive in-house parts inventory. Our parts sales provide us with a relatively stable revenue stream that tends to be less sensitive to the economic cycles that generally affect our rental and equipment sales operations. We recognize revenues from parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
     Services. We derive our services revenues from maintenance and repair services to customers for their owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventive maintenance services to industrial customers. Our after-market services provide a high-margin, relatively stable source of revenue through changing economic cycles. We recognize services revenues at the time such services are rendered and collectibility is reasonably assured.
     Non-Segmented Other Revenues. Our non-segmented other revenues consist of billings to customers for equipment support and activities including: transportation, hauling, parts freight and loss damage waiver charges. We recognize non-segmented other revenues at the time of billing and after the services have been provided.
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2010, our total cost of revenues was approximately $90.8 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three months ended March 31, 2010, our selling, general and administrative expenses were approximately $35.9 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of operations are not generally allocated to our reportable segments.
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
     Selling, General and Administrative Expenses:
     Our selling, general and administrative (“SG&A”) expenses include sales and marketing expenses, payroll and related benefit costs, insurance expense, professional fees, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with intangible assets. These expenses are not generally allocated to our reportable segments.
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

Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. The net book value of rental equipment at March 31, 2010 was $415.9 million, or approximately 57.0% of our total assets. Our rental fleet, as of March 31, 2010, consisted of approximately 15,664 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $660.0 million. As of March 31, 2010, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	12,189	77.8%	$408.2	61.8%	44.6
Cranes	358	2.3%	80.3	12.2%	34.4
Earthmoving	1,438	9.2%	138.4	21.0%	31.9
Industrial Lift Trucks	450	2.9%	18.4	2.8%	34.8
Other	1,229	7.8%	14.7	2.2%	30.6

Total	15,664	100.0%	$660.0	100.0%	41.8

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
     On average, we increased the overall average age of our rental fleet equipment by approximately 1.8 months for the three months ended March 31, 2010. The original acquisition cost of our overall gross rental fleet decreased by $15.1 million, or approximately 2.2%, for the three months ended March 31, 2010, mostly due to a planned elimination of rental fleet growth capital expenditures and selective fleet replacement expenditures during the period in response to a challenging economic environment and credit market conditions (see also “Liquidity and Capital Resources” below).
     Our average rental rates for the three months ended March 31, 2010 were 13.9% lower than the comparative three month period ended March 31, 2009, and 2.2% lower than the previous three month period ended December 31, 2009 (see further discussion on rental rates in “Results of Operations” below). The rental equipment mix among our four core product lines for the three months ended March 31, 2010 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost, except for the impact of the sale of our Yale lift trucks to Arnold Machinery Company, as further described in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Arnold Transaction”), which resulted in an approximately 5% shift in rental fleet composition from lift trucks to primarily aerial work platform equipment.
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009:
•	Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries, as well as adverse credit market conditions, can cause demand for our products to materially decrease. The recent macroeconomic downturn, including recent conditions in the global credit markets, is a principal factor currently affecting our business.

•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures and by the availability of credit to those customers.
•	Adverse weather. Adverse weather in any geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. The adverse weather also has a seasonal impact in parts of our Intermountain region, primarily in the winter months.
     We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” below.
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2010 and 2009. The period-to-period comparisons of our financial results are not necessarily indicative of future results. The revenue and gross profit/margin period-to-period comparisons below for the three month periods ended March 31, 2010 and 2009 have been negatively impacted in the most recent year by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the recent macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins have slowly trended downward since the year ended December 31, 2006, the rate of total gross profit margin decline has been the most significant in the year ended December 31, 2009, as further described in our Annual Report on Form 10-K, and the subsequent three month period ended March 31, 2010 as a result of the above factors. Accordingly, we cannot forecast whether, or to what extent, we will continue to experience any further decline, or whether our responses to unfavorable business conditions will be meaningful in mitigating or reversing this decline. Continued weakness or further deterioration in the non-residential construction and industrial sectors could result in continuing declining revenues and gross profits/margins and may have a material adverse effect on our financial position, results of operations and cash flows in the future. We have proactively responded to these unfavorable business factors through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or to branches in new markets where demand is higher; minimizing capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using some of the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt. We believe that these measures strengthen our balance sheet by improving our cash position and reducing our leverage. We will continue to evaluate and respond to business conditions as appropriate. While we cannot predict the timing or impact of an economic recovery and/or improved conditions within the construction and industrial sectors, we believe that our efforts position us to take advantage of future opportunities when an economic and business recovery occurs.
     In 2008, we began the initial design implementation phases of a new enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations. On February 1, 2010, we implemented the new enterprise resource planning (“ERP”) system in 14 of the Company’s branches, as well as in the Company’s centralized corporate accounting operations. Subsequently, on April 1, 2010, we implemented the new ERP in 26 branches and our remaining 27 branches are scheduled to implement the ERP system on June 1, 2010.
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Revenues.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2010	2009	Decrease	Decrease
		(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$36,453	$55,484	$(19,031)	(34.3)%
New equipment sales	27,293	64,057	(36,764)	(57.4)%
Used equipment sales	13,431	16,093	(2,662)	(16.5)%
Parts sales	19,632	26,023	(6,391)	(24.6)%
Services revenues	11,483	15,457	(3,974)	(25.7)%
Non-Segmented revenues	6,394	9,082	(2,688)	(29.6)%

Total revenues	$114,686	$186,196	$(71,510)	(38.4)%

     Total Revenues. Our total revenues were $114.7 million for the three month period ended March 31, 2010 compared to $186.2 million for the same three month period in 2009, a decrease of approximately $71.5 million, or 38.4%. Revenues decreased for all reportable segments as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended March 31, 2010 decreased $19.0 million, or 34.3%, to $36.5 million from $55.5 million in the same three month period in 2009. Rental revenues decreased for all four core product lines. Revenues from aerial work platforms decreased $12.3 million, cranes decreased $3.3 million, earthmoving equipment decreased $1.6 million, and lift trucks decreased $2.5 million. These decreases were due to lower demand resulting from the macroeconomic downturn and the other factors discussed above, which also negatively impacted our rental rates. Our average rental rates for the three month period ended March 31, 2010 declined 13.9% compared to the same three month period in 2009. Rental revenues from lift trucks decreased $2.5 million, primarily as a result of the Arnold Transaction. Partially offsetting these decreases in rental revenues was a $0.7 million increase in other equipment rentals.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2010 was approximately 22.0% for the three month period ended March 31, 2010 compared to 28.7% for the three month period in 2009, a decrease of approximately 6.7%. The decrease in comparative rental equipment dollar utilization was the result of the 13.9% decrease in average rental rates in the comparative period and a 6.4% decrease in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent). Rental equipment time utilization was 49.7% for the three month period ended March 31, 2010 compared to 56.1% for the same three month period in 2009.
     New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2010 decreased $36.8 million, or 57.4%, to $27.3 million from $64.1 million for the comparable period in 2009. Sales of new cranes decreased $37.3 million, reflecting lower demand due to the macroeconomic downturn and the other factors discussed above. Sales of new lift trucks decreased $1.1 million largely as a result of the Arnold Transaction, while sales of new other equipment decreased $0.3 million. Partially offsetting these new equipment sales decreases were increases in the sales of new aerial work platforms of $1.3 million and sales of new earthmoving equipment of $0.6 million.
     Used Equipment Sales Revenues. Our used equipment sales decreased approximately $2.7 million, or 16.5%, to $13.4 million for the three month period ended March 31, 2010, from $16.1 million for the same three month period in 2009, primarily as a result of lower demand for used equipment. Sales of used aerial work platform equipment and used earthmoving equipment decreased $1.9 million and $0.2 million, respectively. Used lift truck sales decreased $0.6 million and other used equipment sales decreased $0.2 million. Sales of used cranes increased $0.2 million.
     Parts Sales Revenues. Our parts sales decreased $6.4 million, or 24.6%, to $19.6 million for the three month period ended March 31, 2010 from $26.0 million for the same three month period in 2009. The decline in parts revenues was due to a decrease in customer demand for parts due to the decline in construction and industrial activity in the past year.
     Services Revenues. Our services revenues for the three month period ended March 31, 2010 decreased $4.0 million, or 25.7%, to $11.5 million from $15.5 million for the same three month period last year. The decline in service revenues was largely due to a decrease in demand for services due to the decline in construction and industrial activity in the past year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended March 31, 2010, our other revenues were $6.4 million, a decrease of $2.7 million, or 29.6%, from $9.1 million in the same three month period in 2009. The decrease was primarily due to a decrease in the volume of these services in conjunction with the decline of our primary business activities.
     Gross Profit.

			Total	Total
	Three Months Ended		Dollar	Percentage
	March 31,		Change	Change
	2010	2009	Decrease	Decrease
		(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$7,927	$20,369	$(12,442)	(61.1)%
New equipment sales	2,383	8,742	(6,359)	(72.7)%
Used equipment sales	2,686	3,405	(719)	(21.1)%
Parts sales	5,385	7,501	(2,116)	(28.2)%
Services revenues	7,107	9,754	(2,647)	(27.1)%
Non-Segmented revenues	(1,603)	509	(2,112)	(414.9)%

Total gross profit	$23,885	$50,280	$(26,395)	(52.5)%

     Total Gross Profit. Our total gross profit was approximately $23.9 million for the three month period ended March 31, 2010 compared to $50.3 million for the same three month period in 2009, a decrease of $26.4 million, or 52.5%. Total gross profit margin for the three month period ended March 31, 2010 was approximately 20.8%, a decrease of 6.2% from the 27.0% gross profit margin for the same three month period in 2009. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended March 31, 2010 decreased $12.4 million, or 61.1%, to $7.9 million from $20.4 million in the same three month period in 2009. The decrease in equipment rentals gross profit is the net result of a $19.0 million decrease in rental revenues for the three month period ended March 31, 2010, which was partially offset by a $2.1 million net decrease in rental expenses and a $4.5 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller fleet size in 2010 compared to 2009. As a percentage of equipment rental revenues, maintenance and repair costs were 17.7% for the three month period ended March 31, 2010 compared to 14.8% for the same three month period in 2009 and depreciation expense was 53.4% for the three month period ended March 31, 2010 compared to 42.9% for the same three month period in 2009. These percentage increases were primarily attributable to the decline in comparative rental revenues.
     Gross profit margin for the three month period ended March 31, 2010 was 21.7%, down 15.0% from 36.7% in the same three month period in 2009. This gross profit margin decline was primarily due to the 13.9% decline in our average rental rates and the product mix of equipment rented, combined with the current year increase in rental and depreciation expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2010 decreased $6.4 million, or 72.7%, to $2.4 million compared to $8.7 million for the same three month period in 2009 on a total new equipment sales decline of $36.8 million. Gross profit margin on new equipment sales for the three month period ended March 31, 2010 was 8.7%, a decrease of 4.9% from 13.6% in the same three month period in 2009, reflecting lower demand for new equipment and lower margins on new crane sales.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2010 decreased $0.7 million, or 21.1%, to $2.7 million from $3.4 million for the same three month period in 2009 on a used equipment sales decrease of $2.7 million. Gross profit margin for the three month period ended March 31, 2010 was 20.0%, down 1.2% from 21.2% in the same three month period in 2009, as a result of the product mix of used equipment sold and margin contraction due to lower overall demand for used equipment. Our used equipment sales from the rental fleet, which comprised approximately 81.1% and 82.5% of our used equipment sales for the three month periods ended March 31, 2010 and 2009, respectively, were approximately 130.9% of net book value for the three month period ended March 31, 2010 compared to 130.5% for the same three month period in 2009.
     Parts Sales Gross Profit. For the three month period ended March 31, 2010, our parts sales revenue gross profit decreased approximately $2.1 million, or 28.2%, to $5.4 million from $7.5 million for the same three month period in 2009 on a $6.4 million decline in parts sales revenues. Gross profit margin for the three month period ended March 31, 2010 was 27.4%, a decrease of 1.4% from 28.8% in the same three month period in 2009, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the three month period ended March 31, 2010, our services revenues gross profit decreased $2.7 million, or 27.1%, to $7.1 million from $9.8 million for the same three month period in 2009 on a $4.0 million decline in services revenues. Gross profit margin for the three month period ended March 31, 2010 was 61.9%, down 1.2% from 63.1% in the same three month period in 2009.
     Non-Segmented Other Revenues Gross Profit (Loss). For the three month period ended March 31, 2010, our non-segmented other revenues realized a gross loss of approximately $1.6 million, a decrease of $2.1 million compared to a gross profit of $0.5 million for the same three month period in 2009 as a result of declines in transportation, hauling and freight revenues and service related revenues associated with lower revenues in our primary business activities.
     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $3.2 million, or 8.2%, to $35.9 million for the three month period ended March 31, 2010 compared to $39.1 million for the same three month period in 2009. The net decrease in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses decreased $3.9 million as a result of cost control measures instituted by the Company, including workforce headcount reductions since the beginning of 2009, combined with lower commissions that resulted from lower rental and sales revenues. Bad debt expense decreased $0.6 million as a result of some deterioration in our accounts receivable agings in the first quarter of last year combined with lower receivables in the current year period compared to last year as a result of lower revenues. Other corporate overhead expenses decreased $0.3 million. These decreases were partially offset by a $0.8 million increase in legal and professional fees resulting primarily from data conversion costs and other consulting fees related to our ERP system implementation. Additionally, depreciation expense increased $0.8 million, primarily related to the depreciation of the ERP system, which was substantially complete and ready for its intended use in January 2010. Stock-based compensation expense was $0.2 million and $0.3 million for the three month periods ended March 31, 2010 and 2009, respectively. As a percent of total revenues, SG&A expenses were 31.3% for the three months ended March 31, 2010, an increase of 10.3% from 21.0% for the same three month period in 2009, reflecting the fixed cost nature of certain SG&A expenses and the 38.4% decline in comparative total revenues.
     Other Income (Expense). For the three month period ended March 31, 2010, our net other expenses decreased approximately $0.8 million to $7.2 million compared to $8.0 million for the same three month period in 2009. The decrease was the net result of a $0.9 million decrease in interest expense to $7.3 million for the three month period ended March 31, 2010 compared to $8.2 million for the same three month period in 2009, which was partially offset by a $0.2 million increase in other income. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $0.5 million lower in the three month period ended March 31, 2010 compared to the same period in 2009. We had no borrowings under our senior secured credit facility for the three month period ended March 31, 2010, but incurred approximately $0.4 million in interest costs related to the amortization of deferred financing costs, commitment fees and letter of credit fees. For the three month period ended March 31, 2009, we incurred approximately $0.8 million in interest expense related to the senior secured credit facility for borrowings under the facility, amortization of deferred financing costs, commitment fees and letter of credit fees. Additionally, interest expense on our manufacturing flooring plan payables used to finance inventory purchases decreased approximately $0.4 million in the most recent year period, as a result of lower outstanding balances on those manufacturing flooring plan payables in the most recent year period and lower average interest rates, reflecting the decline in the prime interest rate since the prior year.
     Income Taxes. We recorded an income tax benefit of approximately $7.1 million for the three month period ended March 31, 2010 compared to income tax expense of approximately $1.0 million for the three month period ended March 31, 2009. Our effective income tax rate for the three month period ended March 31, 2010 was approximately 37.0% compared to 30.8% for the same three month period in 2009. The increase in our effective tax rate was the result of the decrease of a permanent benefit related to tax deductible goodwill amortization, for which no deferred taxes can be recognized until realized, in accordance with ASC 740. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at March 31, 2010 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. For the three month period ended March 31, 2010, our cash provided by our operating activities was exceeded by our cash used in our operating activities, resulting in net cash used in our operating activities of approximately $10.5 million. Our reported net loss of approximately $12.1 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $4.3 million. These cash flows from operating activities were also positively impacted by a decrease of $0.7 million in net accounts receivable, a $2.2 million decrease in net inventories and a $5.2 million increase in accounts payable. Offsetting these positive cash flows were an increase of $2.8 million in prepaid expenses and other assets, a $12.8 million decrease in manufacturing flooring plans payable, and a $7.1 million decrease in accrued expenses and other liabilities.
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
     Cash flow from investing activities. For the three months ended March 31, 2010, cash provided by our investing activities was approximately $10.1 million. This was a net result of proceeds from the sale of rental and non-rental equipment of $11.0 million. Partially offsetting these cash flows were purchases of rental and non-rental equipment totaling $0.8 million.
     For the three months ended March 31, 2009, cash provided by our investing activities was approximately $4.7 million. This is a net result of proceeds from the sale of rental and non-rental equipment of approximately $13.3 million, which was partially offset by purchases of rental and non-rental equipment totaling approximately $8.6 million.
     Cash flow from financing activities. For the three month period ended March 31, 2010, cash used in our financing activities was approximately $1.2 million, representing payments of our notes payable and capital lease obligation.
     For the three months ended March 31, 2009, cash provided by our financing activities was offset by cash used in financing activities, resulting in net cash used of approximately $8.6 million. Our total borrowings during the period under our senior secured credit facility were $220.8 million and total payments under the senior secured credit facility in the same period were $229.2 million. We also made payments under our related party obligation of $0.1 million.
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
     Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $25 million. At May 3, 2010, we had $312.0 million of available borrowings under our senior secured credit facility, net of $8.0 million of outstanding letters of credit, and were in compliance with this covenant.
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

     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2010 were approximately $6.1 million, including approximately $6.0 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2010 were $0.7 million.
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
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. In 2009, we fully repaid our senior secured credit facility. As of May 3, 2010, we had $312.0 million of available borrowings under our senior secured credit facility, net of $8.0 million of outstanding letters of credit.
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
     Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Typically, parts and service activities are less affected by changes in demand caused by seasonality.
Contractual and Commercial Commitments
     There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Off-Balance Sheet Arrangements
     There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the prime rate plus 50 basis points for revolving credit advances under the facility and LIBOR plus 150 basis points for swing line loans under the facility. At March 31, 2010, we had no outstanding borrowings under our senior secured credit facility. Further, we did not have significant exposure to changing interest rates as of March 31, 2010 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2010, our current disclosure controls and procedures were effective.
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
     Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2010, as part of the Company’s on-going ERP project, our ERP system was implemented in 14 of the Company’s branches, as well as in the Company’s centralized corporate accounting operations. As a result, various internal controls related to our business processes, user security, account structure, system reporting and approval procedures were modified and redesigned to conform to the new ERP system. Although management believes internal controls have been maintained or enhanced by the ERP system implemented during the quarter ended March 31, 2010, the design and operating effectiveness of the controls in the newly upgraded environments have not been completely assessed. As such, there is a risk that deficiencies may exist that have not yet been identified that could be deemed significant deficiencies or, in the aggregate, a material weakness. In 2010, management will continue its assessment of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) relating to the new ERP system in these branches, as well as in the 26 branches for which the ERP system was implemented in April 2010 and the remaining 27 branches currently scheduled for ERP implementation on June 1, 2010. Otherwise, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A — “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.
     There have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3.	Defaults upon Senior Securities.
     None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.
Dated: May 7, 2010	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2010	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).