Form 10-Q
period 2010-06-30
H&E Equipment Services, Inc.
filed 2010-08-06
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51759

H&E Equipment Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-0553291 (I.R.S. Employer Identification No.)

11100 Mead Road, Suite 200,
Baton Rouge, Louisiana	70816
(Address of Principal Executive Offices)	(ZIP Code)
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
     Yes ☐ No ☑
     As of August 2, 2010, there were 35,035,023 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

JUNE 30, 2010

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
     Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$47,220	$45,336
Receivables, net of allowance for doubtful accounts of $5,661 and $5,736, respectively	79,164	72,001
Inventories, net of reserves for obsolescence of $860 and $824, respectively	84,615	94,987
Prepaid expenses and other assets	9,173	6,999
Rental equipment, net of accumulated depreciation of $240,641 and $224,881, respectively	406,831	437,407
Property and equipment, net of accumulated depreciation and amortization of $48,252 and $42,086, respectively	60,233	65,802
Deferred financing costs, net of accumulated amortization of $9,759 and $9,050, respectively	4,836	5,545
Intangible assets, net of accumulated amortization of $2,788 and $2,492, respectively	692	988
Goodwill	34,019	34,019

Total assets	$726,783	$763,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$39,782	$28,866
Manufacturer flooring plans payable	77,346	92,868
Accrued expenses payable and other liabilities	35,174	37,271
Notes payable	706	1,929
Senior unsecured notes	250,000	250,000
Capital lease payable	2,119	2,181
Deferred income taxes	59,705	69,146
Deferred compensation payable	1,973	1,941

Total liabilities	466,805	484,202

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,699,666 and 38,525,633 shares issued at June 30, 2010 and December 31, 2009, respectively, and 35,045,754 and 34,904,597 shares outstanding at June 30, 2010 and December 31, 2009, respectively	386	385
Additional paid-in capital	208,512	208,072
Treasury stock at cost, 3,653,912 shares of common stock held at June 30, 2010 and 3,621,091 shares of common stock held at December 31, 2009, respectively	(56,292)	(56,118)
Retained earnings	107,372	126,543

Total stockholders’ equity	259,978	278,882

Total liabilities and stockholders’ equity	$726,783	$763,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Equipment rentals	$41,675	$50,077	$78,128	$105,561
New equipment sales	28,962	59,268	56,255	123,325
Used equipment sales	17,931	20,463	31,362	36,556
Parts sales	22,782	26,335	42,414	52,358
Services revenues	12,571	15,482	24,054	30,939
Other	7,085	8,616	13,479	17,698

Total revenues	131,006	180,241	245,692	366,437

Cost of revenues:
Rental depreciation	19,353	22,899	38,632	46,684
Rental expense	9,372	10,902	18,619	22,232
New equipment sales	26,103	51,655	51,013	106,970
Used equipment sales	13,862	16,725	24,607	29,413
Parts sales	16,847	18,865	31,094	37,387
Services revenues	4,252	5,710	8,628	11,413
Other	8,838	8,979	16,835	17,552

Total cost of revenues	98,627	135,735	189,428	271,651

Gross profit	32,379	44,506	56,264	94,786

Selling, general and administrative expenses	36,765	36,122	72,639	75,269
Gain on sales of property and equipment, net	135	201	199	183

Income (loss) from operations	(4,251)	8,585	(16,176)	19,700

Other income (expense):
Interest expense	(7,203)	(8,011)	(14,494)	(16,192)
Other, net	106	180	156	395

Total other expense, net	(7,097)	(7,831)	(14,338)	(15,797)

Income (loss) before provision for income taxes	(11,348)	754	(30,514)	3,903
Provision (benefit) for income taxes	(4,255)	491	(11,343)	1,462

Net income (loss)	$(7,093)	$263	$(19,171)	$2,441

Net income (loss) per common share:
Basic	$(0.20)	$0.01	$(0.55)	$0.07

Diluted	$(0.20)	$0.01	$(0.55)	$0.07

Weighted average common shares outstanding:
Basic	34,642	34,596	34,634	34,588

Diluted	34,642	34,596	34,634	34,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(19,171)	$2,441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	6,707	5,552
Depreciation on rental equipment	38,632	46,684
Amortization of loan discounts and deferred financing costs	710	709
Amortization of intangible assets	295	296
Provision for losses on accounts receivable	1,518	2,053
Provision for inventory obsolescence	70	39
Increase (decrease) in deferred income taxes	(9,441)	1,331
Stock-based compensation expense	440	417
Gain on sales of property and equipment, net	(199)	(183)
Gain on sales of rental equipment, net	(5,951)	(6,638)
Changes in operating assets and liabilities:
Receivables, net	(8,681)	50,886
Inventories, net	(3,282)	(3,979)
Prepaid expenses and other assets	(2,174)	3,885
Accounts payable	10,916	(55,837)
Manufacturer flooring plans payable	(15,522)	(22,403)
Accrued expenses payable and other liabilities	(2,094)	(7,422)
Deferred compensation payable	32	33

Net cash provided by (used in) operating activities	(7,195)	17,864

Cash flows from investing activities:
Purchases of property and equipment	(1,179)	(12,394)
Purchases of rental equipment	(11,537)	(4,877)
Proceeds from sales of property and equipment	240	316
Proceeds from sales of rental equipment	23,016	28,367

Net cash provided by investing activities	10,540	11,412

Cash flows from financing activities:
Purchases of treasury stock	(176)	(107)
Borrowings on senior secured credit facility	—	387,311
Payments on senior secured credit facility	—	(418,655)
Payments of related party obligation	—	(150)
Payments of capital lease obligation	(62)	(59)
Principal payments on notes payable	(1,223)	(14)

Net cash used in financing activities	(1,461)	(31,674)

Net increase (decrease) in cash	1,884	(2,398)
Cash, beginning of period	45,336	11,266

Cash, end of period	$47,220	$8,868

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2010	2009
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$13,584	$6,481

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,088	$15,678

Income taxes paid, net of refunds received	$64	$259

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization and Nature of Operations
Basis of Presentation
     Our condensed consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California), LLC and H&E Equipment Services (Mid-Atlantic), Inc., collectively referred to herein as “we” or “us” or “our” or the “Company.”
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2009, from which the balance sheet amounts as of December 31, 2009 were derived.
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
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. During the three and six month periods ended June 30, 2010, there were no significant changes to those accounting policies.
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
Accounting Pronouncements Adopted in Fiscal Year 2010
     In June 2009, the FASB issued Statement of FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which has not yet been codified in the Accounting Standards Codification (“ASC”). This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosure of variable interest entities. Specifically, it changes how a reporting entity determines when or if an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. We adopted the provisions of FAS 167 effective January 1, 2010, and such adoption did not have a material impact on our condensed consolidated financial statements.
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

	June 30, 2010
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 6.75%	$77,346	$66,914
Senior unsecured notes with interest compounded at 8.375%	250,000	237,500
Notes payable to lenders with interest computed at 9.55%	706	408
Capital lease payable with interest computed at 5.929%	2,119	1,876
Letters of credit	—	120

	December 31, 2009
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 6.75%	$92,868	$82,082
Senior unsecured notes with interest compounded at 8.375%	250,000	247,500
Notes payable to lenders with interest computed at 7.25% to 9.55%	1,929	1,476
Capital lease payable with interest computed at 5.929%	2,181	1,944
Letters of credit	—	98

(4)	Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2010 (amounts in thousands, except share data):

	Common Stock
			Additional			Total
			Paid-in	Treasury	Retained	Stockholders’
	Shares Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2009	38,525,688	$385	$208,072	$(56,118)	$126,543	$278,882
Stock-based compensation	—	—	440	—	—	440
Issuance of common stock	173,978	1	—	—	—	1
Repurchase of 18,344 shares of restricted common stock	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	(19,171)	(19,171)

Balances at June 30, 2010	38,699,666	$386	$208,512	$(56,292)	$107,372	$259,978

(5) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,938,354 shares as of June 30, 2010.
Non-vested Stock
     The following table summarizes our non-vested stock activity for the six month period ended June 30, 2010:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Non-vested stock at December 31, 2009	279,223	$7.79
Granted	173,978	$9.54
Vested	(97,650)	$8.20
Forfeited	(14,477)	$7.87

Non-vested stock at June 30, 2010	341,074	$8.56

     As of June 30, 2010, we had unrecognized compensation expense of $2.4 million related to non-vested stock that we expect to be recognized over a weighted-average period of 2.3 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six month period ended June 30, 2010 and 2009 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Compensation expense	$227	$133	$431	$372
Stock Options
     At June 30, 2010, we had no unrecognized compensation expense related to prior stock option awards. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Compensation expense	$4	$5	$9	$45

     The following table represents stock option activity for the six month period ended June 30, 2010:

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	In Years
Outstanding options at December 31, 2009	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at June 30, 2010	51,000	$24.80	6.0

Options exercisable at June 30, 2010	51,000	$24.80	6.0

     The closing price of our common stock on June 30, 2010 was $7.49. All options outstanding at June 30, 2010 have grant date fair values which exceed the June 30, 2010 closing stock price.
     The following table summarizes non-vested stock option activity for the six month period ended June 30, 2010:

Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock options at December 31, 2009	2,000	$26.27
Granted	—	—
Vested	2,000	$26.27
Forfeited	—	—

Non-vested stock options at June 30, 2010	—	—

(6) Earnings (Loss) per Share
     Earnings (loss) per common share for the three and six month periods ended June 30, 2010 and 2009 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2010 and 2009 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic net income per share:
Net income (loss)	$(7,093)	$263	$(19,171)	$2,441
Weighted average number of shares of common stock outstanding	34,642	34,596	34,634	34,588

Net income (loss) per share of common stock – basic	$(0.20)	$0.01	$(0.55)	$0.07

Diluted net income (loss) per share:
Net income (loss)	$(7,093)	$263	$(19,171)	$2,441
Weighted average number of shares of common stock outstanding	34,642	34,596	34,634	34,588
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested restricted stock	—	—	—	7

Weighted average number of shares of common stock outstanding – diluted	34,642	34,596	34,634	34,595

Net income (loss) per share of common stock – diluted	$(0.20)	$0.01	$(0.55)	$0.07

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51	51

Non-vested restricted stock	242	167	253	130

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
     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Equipment rentals	$41,675	$50,077	$78,128	$105,561
New equipment sales	28,962	59,268	56,255	123,325
Used equipment sales	17,931	20,463	31,362	36,556
Parts sales	22,782	26,335	42,414	52,358
Services revenues	12,571	15,482	24,054	30,939

Total segmented revenues	123,921	171,625	232,213	348,739
Non-segmented revenues	7,085	8,616	13,479	17,698

Total revenues	$131,006	$180,241	$245,692	$366,437

Gross Profit (Loss):
Equipment rentals	$12,950	$16,276	$20,877	$36,645
New equipment sales	2,859	7,613	5,242	16,355
Used equipment sales	4,069	3,738	6,755	7,143
Parts sales	5,935	7,470	11,320	14,971
Services revenues	8,319	9,772	15,426	19,526

Total segmented gross profit	34,132	44,869	59,620	94,640
Non-segmented gross profit (loss)	(1,753)	(363)	(3,356)	146

Total gross profit	$32,379	$44,506	$56,264	$94,786

	Balances at
	June 30,	December 31,
	2010	2009
Segment identified assets:
Equipment sales	$69,050	$81,022
Equipment rentals	406,831	437,407
Parts and services	15,565	13,964

Total segment identified assets	491,446	532,393
Non-segment identified assets	235,337	230,691

Total assets	$726,783	$763,084

     The Company operates primarily in the United States and our sales to international customers for the three and six month periods ended June 30, 2010 were 1.4% and 1.9%, respectively, of total revenues compared to 7.5% and 4.3% for the three and six month periods ended June 30, 2009. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

(8) Condensed Consolidating Financial Information of Guarantor Subsidiaries
     All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc. and H&E Equipment Services (Mid-Atlantic), Inc. The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.
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
CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$47,220	$—	$—	$47,220
Receivables, net	70,235	8,929	—	79,164
Inventories, net	69,281	15,334	—	84,615
Prepaid expenses and other assets	8,920	253	—	9,173
Rental equipment, net	320,741	86,090	—	406,831
Property and equipment, net	50,056	10,177	—	60,233
Deferred financing costs, net	4,836	—	—	4,836
Intangible assets, net	—	692	—	692
Investment in guarantor subsidiaries	(12,643)	—	12,643	—
Goodwill	4,493	29,526	—	34,019

Total assets	$563,139	$151,001	$12,643	$726,783

Liabilities and Stockholders’ Equity:
Accounts payable	$38,753	$1,029	$—	$39,782
Manufacturer flooring plans payable	77,239	107	—	77,346
Accrued expenses payable and other liabilities	33,243	1,931	—	35,174
Intercompany balances	(157,752)	157,752	—	—
Notes payable	—	706	—	706
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,119	—	2,119
Deferred income taxes	59,705	—	—	59,705
Deferred compensation payable	1,973	—	—	1,973

Total liabilities	303,161	163,644	—	466,805
Stockholders’ equity (deficit)	259,978	(12,643)	12,643	259,978

Total liabilities and stockholders’ equity	$563,139	$151,001	$12,643	$726,783

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$45,326	$10	$—	$45,336
Receivables, net	58,405	13,596	—	72,001
Inventories, net	72,508	22,479	—	94,987
Prepaid expenses and other assets	6,876	123	—	6,999
Rental equipment, net	346,107	91,300	—	437,407
Property and equipment, net	54,672	11,130	—	65,802
Deferred financing costs, net	5,545	—	—	5,545
Intangible assets, net	—	988	—	988
Investment in guarantor subsidiaries	(4,537)	—	4,537	—
Goodwill	4,493	29,526	—	34,019

Total assets	$589,395	$169,152	$4,537	$763,084

Liabilities and Stockholders’ Equity:
Accounts payable	$28,866	$—	$—	$28,866
Manufacturer flooring plans payable	92,868	—	—	92,868
Accrued expenses payable and other liabilities	35,689	1,582	—	37,271
Intercompany balances	(169,213)	169,213	—	—
Notes payable	1,216	713	—	1,929
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,181	—	2,181
Deferred income taxes	69,146	—	—	69,146
Deferred compensation payable	1,941	—	—	1,941

Total liabilities	310,513	173,689	—	484,202
Stockholders’ equity (deficit)	278,882	(4,537)	4,537	278,882

Total liabilities and stockholders’ equity	$589,395	$169,152	$4,537	$763,084

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$32,760	$8,915	$—	$41,675
New equipment sales	25,054	3,908	—	28,962
Used equipment sales	15,573	2,358	—	17,931
Parts sales	19,453	3,329	—	22,782
Services revenues	11,181	1,390	—	12,571
Other	5,812	1,273	—	7,085

Total revenues	109,833	21,173	—	131,006

Cost of revenues:
Rental depreciation	15,227	4,126	—	19,353
Rental expense	7,582	1,790	—	9,372
New equipment sales	22,450	3,653	—	26,103
Used equipment sales	12,126	1,736	—	13,862
Parts sales	14,363	2,484	—	16,847
Services revenues	3,820	432	—	4,252
Other	6,912	1,926	—	8,838

Total cost of revenues	82,480	16,147	—	98,627

Gross profit (loss):
Equipment rentals	9,951	2,999	—	12,950
New equipment sales	2,604	255	—	2,859
Used equipment sales	3,447	622	—	4,069
Parts sales	5,090	845	—	5,935
Services revenues	7,361	958	—	8,319
Other	(1,100)	(653)	—	(1,753)

Gross profit	27,353	5,026	—	32,379

Selling, general and administrative expenses	30,522	6,243	—	36,765
Equity in loss of guarantor subsidiaries	(3,486)	—	3,486	—
Gain on sales of property and equipment, net	92	43	—	135

Loss from operations	(6,563)	(1,174)	3,486	(4,251)

Other income (expense):
Interest expense	(4,894)	(2,309)	—	(7,203)
Other, net	109	(3)	—	106

Total other expense, net	(4,785)	(2,312)	—	(7,097)

Loss before income taxes	(11,348)	(3,486)	3,486	(11,348)
Income tax benefit	(4,255)	—	—	(4,255)

Net loss	$(7,093)	$(3,486)	$3,486	$(7,093)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$40,956	$9,121	$—	$50,077
New equipment sales	48,480	10,788	—	59,268
Used equipment sales	17,651	2,812	—	20,463
Parts sales	22,393	3,942	—	26,335
Services revenues	13,572	1,910	—	15,482
Other	7,065	1,551	—	8,616

Total revenues	150,117	30,124	—	180,241

Cost of revenues:
Rental depreciation	18,378	4,521	—	22,899
Rental expense	8,808	2,094	—	10,902
New equipment sales	42,276	9,379	—	51,655
Used equipment sales	14,253	2,472	—	16,725
Parts sales	16,039	2,826	—	18,865
Services revenues	5,083	627	—	5,710
Other	7,107	1,872	—	8,979

Total cost of revenues	111,944	23,791	—	135,735

Gross profit (loss):
Equipment rentals	13,770	2,506	—	16,276
New equipment sales	6,204	1,409	—	7,613
Used equipment sales	3,398	340	—	3,738
Parts sales	6,354	1,116	—	7,470
Services revenues	8,489	1,283	—	9,772
Other	(42)	(321)	—	(363)

Gross profit	38,173	6,333	—	44,506

Selling, general and administrative expenses	30,215	5,907	—	36,122
Equity in loss of guarantor subsidiaries	(2,631)	—	2,631	—
Gain on sales of property and equipment, net	158	43	—	201

Income from operations	5,485	469	2,631	8,585

Other income (expense):
Interest expense	(4,903)	(3,108)	—	(8,011)
Other, net	172	8	—	180

Total other expense, net	(4,731)	(3,100)	—	(7,831)

Income (loss) before provision for income taxes	754	(2,631)	2,631	754
Provision for income taxes	491	—	—	491

Net income (loss)	$263	$(2,631)	$2,631	$263

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$62,231	$15,897	$—	$78,128
New equipment sales	49,096	7,159	—	56,255
Used equipment sales	26,624	4,738	—	31,362
Parts sales	35,888	6,526	—	42,414
Services revenues	21,069	2,985	—	24,054
Other	10,902	2,577	—	13,479

Total revenues	205,810	39,882	—	245,692

Cost of revenues:
Rental depreciation	30,404	8,228	—	38,632
Rental expense	15,087	3,532	—	18,619
New equipment sales	44,406	6,607	—	51,013
Used equipment sales	20,985	3,622	—	24,607
Parts sales	26,305	4,789	—	31,094
Services revenues	7,697	931	—	8,628
Other	13,213	3,622	—	16,835

Total cost of revenues	158,097	31,331	—	189,428

Gross profit (loss):
Equipment rentals	16,740	4,137	—	20,877
New equipment sales	4,690	552	—	5,242
Used equipment sales	5,639	1,116	—	6,755
Parts sales	9,583	1,737	—	11,320
Services revenues	13,372	2,054	—	15,426
Other	(2,311)	(1,045)	—	(3,356)

Gross profit	47,713	8,551	—	56,264

Selling, general and administrative expenses	60,782	11,857	—	72,639
Equity in loss of guarantor subsidiaries	(8,106)	—	8,106	—
Gain on sales of property and equipment, net	156	43	—	199

Loss from operations	(21,019)	(3,263)	8,106	(16,176)

Other income (expense):
Interest expense	(9,649)	(4,845)	—	(14,494)
Other, net	154	2	—	156

Total other expense, net	(9,495)	(4,843)	—	(14,338)

Loss before income taxes	(30,514)	(8,106)	8,106	(30,514)
Income tax benefit	(11,343)	—	—	(11,343)

Net loss	$(19,171)	$ (8,106)	$8,106	$(19,171)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$87,729	$17,832	$—	$105,561
New equipment sales	103,554	19,771	—	123,325
Used equipment sales	31,568	4,988	—	36,556
Parts sales	44,654	7,704	—	52,358
Services revenues	27,180	3,759	—	30,939
Other	14,756	2,942	—	17,698

Total revenues	309,441	56,996	—	366,437

Cost of revenues:
Rental depreciation	37,710	8,974	—	46,684
Rental expense	18,205	4,027	—	22,232
New equipment sales	89,939	17,031	—	106,970
Used equipment sales	25,054	4,359	—	29,413
Parts sales	31,844	5,543	—	37,387
Services revenues	10,136	1,277	—	11,413
Other	14,041	3,511	—	17,552

Total cost of revenues	226,929	44,722	—	271,651

Gross profit (loss):
Equipment rentals	31,814	4,831	—	36,645
New equipment sales	13,615	2,740	—	16,355
Used equipment sales	6,514	629	—	7,143
Parts sales	12,810	2,161	—	14,971
Services revenues	17,044	2,482	—	19,526
Other	715	(569)	—	146

Gross profit	82,512	12,274	—	94,786

Selling, general and administrative expenses	62,691	12,578	—	75,269
Equity in loss of guarantor subsidiaries	(6,311)	—	6,311	—
Gain (loss) on sales of property and equipment, net	239	(56)	—	183

Income (loss) from operations	13,749	(360)	6,311	19,700

Other income (expense):
Interest expense	(10,214)	(5,978)	—	(16,192)
Other, net	368	27	—	395

Total other expense, net	(9,846)	(5,951)	—	(15,797)

Income (loss) before provision for income taxes	3,903	(6,311)	6,311	3,903
Provision for income taxes	1,462	—	—	1,462

Net income (loss)	$2,441	$(6,311)	$6,311	$2,441

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(19,171)	$(8,106)	$8,106	$(19,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	5,713	994	—	6,707
Depreciation on rental equipment	30,404	8,228	—	38,632
Amortization of loan discounts and deferred financing costs	710	—	—	710
Amortization of intangible assets	—	295	—	295
Provision for losses on accounts receivable	1,518	—	—	1,518
Provision for inventory obsolescence	70	—	—	70
Decrease in deferred income taxes	(9,441)	—	—	(9,441)
Stock-based compensation expense	440	—	—	440
(Gain) loss on sales of property and equipment, net	(156)	(43)	—	(199)
Gain on sales of rental equipment, net	(4,846)	(1,105)	—	(5,951)
Equity in loss of guarantor subsidiaries	8,106	—	(8,106)	—
Changes in operating assets and liabilities:
Receivables, net	(13,348)	4,667	—	(8,681)
Inventories, net	(6,686)	3,404	—	(3,282)
Prepaid expenses and other assets	(2,044)	(130)	—	(2,174)
Accounts payable	9,887	1,029	—	10,916
Manufacturer flooring plans payable	(15,629)	107	—	(15,522)
Accrued expenses payable and other liabilities	(2,444)	350	—	(2,094)
Intercompany balances	11,461	(11,461)	—	—
Deferred compensation payable	32	—	—	32

Net cash used in operating activities	(5,424)	(1,771)	—	(7,195)

Cash flows from investing activities:
Purchases of property and equipment	(1,124)	(55)	—	(1,179)
Purchases of rental equipment	(8,953)	(2,584)	—	(11,537)
Proceeds from sales of property and equipment	183	57	—	240
Proceeds from sales of rental equipment	18,604	4,412	—	23,016

Net cash provided by investing activities	8,710	1,830	—	10,540

Cash flows from financing activities:
Purchases of treasury stock	(176)	—	—	(176)
Payments on capital lease obligations	—	(62)	—	(62)
Principal payments of notes payable	(1,216)	(7)	—	(1,223)

Net cash used in financing activities	(1,392)	(69)	—	(1,461)

Net increase (decrease) in cash	1,894	(10)	—	1,884
Cash, beginning of period	45,326	10	—	45,336

Cash, end of period	$47,220	$—	$—	$47,220

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$2,441	$(6,311)	$6,311	$2,441
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	4,471	1,081	—	5,552
Depreciation on rental equipment	37,710	8,974	—	46,684
Amortization of loan discounts and deferred financing costs	709	—	—	709
Amortization of intangible assets	—	296	—	296
Provision for losses on accounts receivable	1,788	265	—	2,053
Provision for inventory obsolescence	39	—	—	39
Provision for deferred income taxes	1,331	—	—	1,331
Stock-based compensation expense	417	—	—	417
Gain on sales of property and equipment, net	(239)	56	—	(183)
Gain on sales of rental equipment, net	(6,032)	(606)	—	(6,638)
Equity in loss of guarantor subsidiaries	6,311	—	(6,311)	—
Changes in operating assets and liabilities:
Receivables, net	38,403	12,483	—	50,886
Inventories, net	(688)	(3,291)	—	(3,979)
Prepaid expenses and other assets	3,889	(4)	—	3,885
Accounts payable	(55,942)	105	—	(55,837)
Manufacturer flooring plans payable	(22,403)	—	—	(22,403)
Accrued expenses payable and other liabilities	(7,701)	279	—	(7,422)
Intercompany balances	5,289	(5,289)	—	—
Deferred compensation payable	33	—	—	33

Net cash provided by operating activities	9,826	8,038	—	17,864

Cash flows from investing activities:
Purchases of property and equipment	(12,023)	(371)	—	(12,394)
Purchases of rental equipment	6,401	(11,278)	—	(4,877)
Proceeds from sales of property and equipment	228	88	—	316
Proceeds from sales of rental equipment	24,783	3,584	—	28,367

Net cash provided by (used in) investing activities	19,389	(7,977)	—	11,412

Cash flows from financing activities:
Purchase of treasury stock	(107)	—	—	(107)
Borrowings on senior secured credit facility	387,311	—	—	387,311
Payments on senior secured credit facility	(418,655)	—	—	(418,655)
Payments of related party obligation	(150)	—	—	(150)
Payments on capital lease obligation	—	(59)		(59)
Principal payments of notes payable	(8)	(6)	—	(14)

Net cash used in financing activities	(31,609)	(65)	—	(31,674)

Net decrease in cash	(2,394)	(4)	—	(2,398)
Cash, beginning of period	11,251	15	—	11,266

Cash, end of period	$8,857	$11	$—	$8,868

(9) Subsequent Event
     We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein. On July 29, 2010, we amended and restated the credit facility to, among other things, (i) extend the maturity date of the credit facility from August 4, 2011 to July 29, 2015, (ii) add a financial covenant requiring maintenance of a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40.0 million (as adjusted if the incremental facility is exercised), (iii) modify the existing financial covenant requiring maintenance of a fixed charge coverage ratio so that the excess availability level at which such ratio is tested increases from excess availability of less than $25.0 million to excess availability of less than $40.0 million (as adjusted if the incremental facility is exercised), (iv) require a daily sweep of cash from the Company’s blocked accounts in the event that excess availability is less than $65.0 million (as adjusted if the incremental facility is exercised) and (v) increases the unused commitment fee from         .25% to .50%. The amended and restated credit facility also increases the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 1.50% to 2.25% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 2.50% to 3.25%, depending on the leverage ratio.
     The credit facility, as amended and restated, continues to provide, among other things, a $320.0 million senior secured asset based revolver, including a $30.0 million letter of credit facility, a $130.0 million incremental facility and a guaranty by the Company and each of its subsidiaries of the obligations under the credit facility. In addition, the borrowers under the credit facility remain the same and the credit facility remains secured by substantially all of the assets of the Company and its subsidiaries.
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2010, and its results of operations for the three and six month periods ended June 30, 2010, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     As of August 2, 2010, we operated 68 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the three and six month periods ended June 30, 2010. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.
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
Revenue Sources
     We generate all of our revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six month period ended June 30, 2010, approximately 31.8% of our total revenues were attributable to equipment rentals, 22.9% of our total revenues were attributable to new equipment sales, 12.7% were attributable to used equipment sales, 17.3% were attributable to parts sales, 9.8% were attributable to our services revenues and 5.5% were attributable to non-segmented other revenues.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2010, our total cost of revenues was approximately $189.4 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2010, our selling, general and administrative expenses were approximately $72.6 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of operations are not generally allocated to our reportable segments.
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
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. The net book value of rental equipment at June 30, 2010 was $406.8 million, or approximately 56.0% of our total assets. Our rental fleet, as of June 30, 2010, consisted of approximately 15,554 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $657.7 million. As of June 30, 2010, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	12,070	77.6%	$404.3	61.5%	46.3
Cranes	351	2.3%	79.2	12.0%	36.4
Earthmoving	1,498	9.6%	142.2	21.6%	31.1
Industrial Lift Trucks	440	2.8%	17.5	2.7%	36.6
Other	1,195	7.7%	14.5	2.2%	31.8

Total	15,554	100.0%	$657.7	100.0%	43.2

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
     On average, we increased the overall average age of our rental fleet equipment by approximately 3.2 months for the six month period ended June 30, 2010. The original acquisition cost of our overall gross rental fleet decreased by approximately $17.4 million, or approximately 2.6%, for the six month period ended June 30, 2010, mostly due to a planned elimination of rental fleet growth capital expenditures and selective fleet replacement expenditures during the period in response to a challenging economic environment and credit market conditions (see also “Liquidity and Capital Resources” below).
     Our average rental rates for the six month period ended June 30, 2010 were 11.5% lower than the comparative six month period ended June 30, 2009 (see further discussion on rental rates in “Results of Operations” below). The rental equipment mix among our four core product lines for the six month period ended June 30, 2010 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost, except for the impact of the sale of our Yale lift trucks to Arnold Machinery Company on July 31, 2009, as further described in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Arnold Transaction”), which resulted in an approximately 5.0% shift in rental fleet composition from lift trucks to primarily aerial work platform equipment.
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
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six month periods ended June 30, 2010 and 2009. The period-to-period comparisons of our financial results are not necessarily indicative of future results. The revenue and gross profit/margin period-to-period comparisons below for the three and six month periods ended June 30, 2010 and 2009 have been negatively impacted in the most recent year by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the recent macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins have slowly trended downward since the year ended December 31, 2006, the rate of total gross profit margin decline has been the most significant in the year ended December 31, 2009, as further described in our Annual Report on Form 10-K, and in the first quarter of fiscal 2010, as further described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as a result of the above factors.
     During the second quarter of fiscal 2010, our operating segments realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative basis. Our time utilization on rental equipment improved during the second quarter on a sequential basis and continues to improve during the early stages of the third quarter. However, we cannot forecast whether these gross profit margin improvements during the second quarter are indicative of the beginnings of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any further declines, or whether our responses to unfavorable business conditions will be meaningful in mitigating or reversing the gross profit margin declines for the foreseeable future. Continued weakness or further deterioration in the non-residential construction and industrial sectors could result in continuing declining revenues and gross profits/margins and may have a material adverse effect on our financial position, results of operations and cash flows in the future. We have proactively responded to these unfavorable business factors through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or to branches in new markets where demand is higher; minimizing capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using some of the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt. We believe that these measures strengthen our balance sheet by improving our cash position. We will continue to evaluate and respond to business conditions as appropriate. While we cannot predict the timing or impact of an economic recovery and/or substantially improved conditions within the construction and industrial sectors, we believe that our efforts position us to take advantage of future opportunities when an economic and business recovery occurs.
     In 2008, we began the initial design implementation phases of a new enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations. On February 1, 2010, we implemented the new enterprise resource planning (“ERP”) system in 14 of the Company’s branches, as well as in the Company’s centralized corporate accounting operations. Subsequently, on April 1, 2010, we implemented the new ERP in 26 branches. On June 1, 2010, we completed the ERP implementation in our remaining 27 branches.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Revenues.

	Three Months Ended
	June 30,		Total Dollar	Total Percentage
	2010	2009	Decrease	Decrease
		(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$41,675	$50,077	$(8,402)	(16.8)%
New equipment sales.	28,962	59,268	(30,306)	(51.1)%
Used equipment sales	17,931	20,463	(2,532)	(12.4)%
Parts sales	22,782	26,335	(3,553)	(13.5)%
Services revenues	12,571	15,482	(2,911)	(18.8)%
Non-Segmented revenues.	7,085	8,616	(1,531)	(17.8)%

Total revenues	$131,006	$180,241	$(49,235)	(27.3)%

     Total Revenues. Our total revenues were $131.0 million for the three month period ended June 30, 2010 compared to $180.2 million for the same three month period in 2009, a decrease of approximately $49.2 million, or 27.3%. Revenues decreased for all reportable segments as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended June 30, 2010 decreased $8.4 million, or 16.8%, to $41.7 million from $50.1 million in the same three month period in 2009. Revenues from aerial work platforms decreased $5.8 million and cranes decreased $2.3 million. These decreases were due to lower demand resulting from the macroeconomic downturn and the other factors discussed above. Rental revenues from lift trucks decreased $2.0 million, primarily as a result of the Arnold Transaction. These decreases were partially offset by an increase in earthmoving equipment rentals of $1.0 million and an increase of approximately $0.7 million in other equipment rentals. Our average rental rates for the three month period ended June 30, 2010 declined 9.3% compared to the same three month period in 2009.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2010 was approximately 25.3% compared to 27.1% for the same three month period in 2009, a decrease of 1.8%. The decrease in comparative rental equipment dollar utilization was the result of the 9.3% decrease in average rental rates in the comparative period and a 0.4% decrease in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent). Rental equipment time utilization was 54.9% for the three month period ended June 30, 2010 compared to 55.3% for the same three month period in 2009.
     New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2010 decreased $30.3 million, or 51.1%, to $29.0 million from $59.3 million for the comparable period in 2009. Sales of new cranes decreased $27.5 million, reflecting lower demand due to the macroeconomic downturn and the other factors discussed above. Sales of new lift trucks decreased $1.2 million largely as a result of the Arnold Transaction. Sales of new earthmoving equipment decreased $1.3 million, while sales of new other equipment decreased approximately $0.5 million. Partially offsetting these new equipment sales decreases were increases in the sales of new aerial work platforms of $0.2 million.
     Used Equipment Sales Revenues. Our used equipment sales decreased approximately $2.5 million, or 12.4%, to $17.9 million for the three month period ended June 30, 2010, from approximately $20.4 million for the same three month period in 2009, primarily as a result of lower demand for used equipment. Sales of used aerial work platform equipment and used cranes decreased $2.5 million and $0.4 million, respectively, while sales of used other equipment decreased approximately $0.3 million. These decreases were partially offset by an increase in sales of used earthmoving equipment of $0.7 million.
     Parts Sales Revenues. Our parts sales decreased approximately $3.5 million, or 13.5%, to $22.8 million for the three month period ended June 30, 2010 from $26.3 million for the same three month period in 2009. The decline in parts revenues was due to a decrease in customer demand for parts due to the decline in construction and industrial activity in the past year.
     Services Revenues. Our services revenues for the three month period ended June 30, 2010 decreased $2.9 million, or 18.8%, to $12.6 million from $15.5 million for the same three month period last year. The decline in service revenues was largely due to a decrease in demand for services due to the decline in construction and industrial activity in the past year.

     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended June 30, 2010, our other revenues were $7.1 million, a decrease of $1.5 million, or 17.8%, from $8.6 million in the same three month period in 2009. The decrease was primarily due to a decrease in the volume of these services in conjunction with the decline of our primary business activities.
     Gross Profit.

				Total Percentage
	Three Months Ended		Total Dollar Change	Change
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
		(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$12,950	$16,276	$(3,326)	(20.4)%
New equipment sales	2,859	7,613	(4,754)	(62.4)%
Used equipment sales	4,069	3,738	331	8.9%
Parts sales	5,935	7,470	(1,535)	(20.6)%
Services revenues	8,319	9,772	(1,453)	(14.9)%
Non-Segmented revenues	(1,753)	(363)	(1,390)	(382.9)%

Total gross profit	$32,379	$44,506	$(12,127)	(27.3)%

     Total Gross Profit. Our total gross profit was $32.4 million for the three month period ended June 30, 2010 compared to $44.5 million for the same three month period in 2009, a decrease of $12.1 million, or 27.3%. Total gross profit margin was 24.7% for both three month periods ended June 30, 2010 and 2009. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended June 30 2010 decreased $3.3 million, or 20.4%, to approximately $13.0 million from $16.3 million in the same three month period in 2009. The decrease in equipment rentals gross profit is the net result of an $8.4 million decrease in rental revenues for the three month period ended June 30, 2010, which was partially offset by a $1.5 million net decrease in rental expenses and a $3.5 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller fleet size in 2010 compared to 2009. As a percentage of equipment rental revenues, maintenance and repair costs were 14.9% for the three month period ended June 30, 2010 compared to 15.4% for the same three month period in 2009 and depreciation expense was 46.4% for the three month period ended June 30, 2010 compared to 45.7% for the same three month period in 2009.
     Gross profit margin for the three month period ended June 30, 2010 was 31.1%, down 1.4% from 32.5% in the same three month period in 2009. This gross profit margin decline was primarily due to the 9.3% decline in our average rental rates and the product mix of equipment rented, combined with the current year increase in depreciation expenses as a percentage of equipment rental revenues, which was partially offset by the current year decrease in maintenance and repair costs as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2010 decreased approximately $4.7 million, or 62.4%, to $2.9 million compared to $7.6 million for the same three month period in 2009 on a total new equipment sales decline of $30.3 million. Gross profit margin on new equipment sales for the three month period ended June 30, 2010 was 9.9%, a decrease of 2.9% from 12.8% in the same three month period in 2009, reflecting lower demand for new equipment and lower margins on new crane sales.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2010 increased $0.3 million, or 8.9%, to approximately $4.0 million from $3.7 million for the same three month period in 2009 on a used equipment sales decrease of $2.5 million. Gross profit margin for the three month period ended June 30, 2010 was 22.7%, up 4.4% from 18.3% in the same three month period in 2009, as a result of the impact of pass thru’s of trade-in inventory in the prior year period. Our used equipment sales from the rental fleet, which comprised approximately 67.6% and 73.7% of our used equipment sales for the three month periods ended June 30, 2010 and 2009, respectively, were approximately 138.7% of net book value for the three month period ended June 30, 2010 compared to 130.6% for the same three month period in 2009.
     Parts Sales Gross Profit. For the three month period ended June 30, 2010, our parts sales gross profit decreased $1.5 million, or 20.6%, to $5.9 million from approximately $7.4 million for the same three month period in 2009 on an approximately $3.5 million decline in parts sales revenues. Gross profit margin for the three month period ended June 30, 2010 was 26.1%, a decrease of 2.3% from 28.4% in the same three month period in 2009, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the three month period ended June 30, 2010, our services revenues gross profit decreased $1.5 million, or 14.9%, to $8.3 million from $9.8 million for the same three month period in 2009 on a $2.9 million decline in services revenues. Gross profit margin for the three month period ended June 30, 2010 was 66.2%, up 3.1% from 63.1% in the same three month period in 2009 due to revenue mix.
     Non-Segmented Other Revenues Gross Loss. For the three month period ended June 30, 2010, our non-segmented other revenues realized a gross loss of approximately $1.8 million compared to a gross loss of $0.4 million for the same three month period in 2009, a $1.4 million increase in gross loss, as a result of declines in transportation, hauling and freight revenues and service related revenues associated with lower revenues in our primary business activities.
     Selling, General and Administrative Expenses. SG&A expenses increased approximately $0.7 million, or 1.8%, to $36.8 million for the three month period ended June 30, 2010 compared to $36.1 million for the same three month period in 2009. The net increase in SG&A expenses was attributable to several factors. Depreciation expense increased $0.8 million, primarily related to the depreciation of the ERP system, which was substantially complete and ready for its intended use in January 2010. Other corporate overhead expenses increased $0.2 million and legal and professional fees increased by $0.2 million. Partially offsetting these SG&A increases was a $0.5 million decrease in employee salaries and wages and related employee expenses, resulting from lower commissions and incentive based pay. Stock-based compensation expense was $0.2 million and $0.1 million for the three month periods ended June 30, 2010 and 2009, respectively. As a percent of total revenues, SG&A expenses were 28.1% for the three month period ended June 30, 2010, an increase of 8.1% from 20.0% for the same three month period in 2009, reflecting the higher depreciation expense described above, the fixed cost nature of certain SG&A expenses and the 27.3% decline in comparative total revenues.
     Other Income (Expense). For the three month period ended June 30, 2010, our net other expenses decreased approximately $0.7 million to $7.1 million compared to $7.8 million for the same three month period in 2009. The decrease was the net result of a $0.8 million decrease in interest expense to $7.2 million for the three month period ended June 30, 2010 compared to $8.0 million for the same three month period in 2009, which was partially offset by a $0.1 million decrease in other income. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $0.2 million lower in the three month period ended June 30, 2010 compared to the same period in 2009. We had no borrowings under our senior secured credit facility for the three month period ended June 30, 2010, but incurred approximately $0.4 million in interest costs related to the amortization of deferred financing costs, commitment fees and letter of credit fees. For the three month period ended June 30, 2009, we incurred approximately $0.6 million in interest expense related to the senior secured credit facility for borrowings under the facility, amortization of deferred financing costs, commitment fees and letter of credit fees. Additionally, interest expense on our manufacturing flooring plan payables used to finance inventory purchases decreased approximately $0.5 million in the most recent year period, as a result of lower outstanding balances on those manufacturing flooring plan payables in the most recent year period and lower average interest rates, reflecting the decline in the prime interest rate since the prior year.
     Income Taxes. We recorded an income tax benefit of approximately $4.3 million for the three month period ended June 30, 2010 compared to income tax expense of $0.5 million for the three month period ended June 30, 2009. Our effective income tax rate for the six month period ended June 30, 2010 was approximately 37.5% compared to 65.1% for the same three month period in 2009. The higher effective income tax rate in the three month period ended June 30, 2009 was the result of the decrease of a permanent benefit related to tax deductible goodwill amortization, for which no deferred taxes can be recognized until realized, in accordance with ASC 740. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2010 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Revenues.

	Six Months Ended
	June 30,		Total Dollar	Total Percentage
	2010	2009	Decrease	Decrease
		(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$78,128	$105,561	$(27,433)	(26.0)%
New equipment sales	56,255	123,325	(67,070)	(54.4)%
Used equipment sales	31,362	36,556	(5,194)	(14.2)%
Parts sales	42,414	52,358	(9,944)	(19.0)%
Services revenues	24,054	30,939	(6,885)	(22.3)%
Non-Segmented revenues	13,479	17,698	(4,219)	(23.8)%

Total revenues	$245,692	$366,437	$(120,745)	(33.0)%

     Total Revenues. Our total revenues were $245.7 million for the six month period ended June 30, 2010 compared to $366.4 million for the same six month period in 2009, a decrease of $120.7 million, or 33.0%. Revenues decreased for all reportable segments as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the six month period ended June 30, 2010 decreased $27.4 million, or 26.0%, to $78.1 million from approximately $105.5 million in the same six month period in 2009. Rental revenues decreased for all four core product lines. Revenues from aerial work platforms decreased $18.2 million, cranes decreased $5.5 million, earthmoving equipment decreased $0.6 million. These decreases were due to lower demand resulting from the macroeconomic downturn and the other factors discussed above, which also negatively impacted our rental rates. Our average rental rates for the six month period ended June 30, 2010 declined 11.5% compared to the same six month period in 2009. Rental revenues from lift trucks decreased $4.5 million, primarily as a result of the Arnold Transaction. Partially offsetting these decreases in rental revenues was a $1.4 million increase in other equipment rentals.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2010 was approximately 23.6% compared to 27.9% for the same six month period in 2009, a decrease of approximately 4.3%. The decrease in comparative rental equipment dollar utilization was the result of the 11.5% decrease in average rental rates in the comparative period and a 3.5% decrease in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent). Rental equipment time utilization was 52.3% for the six month period ended June 30, 2010 compared to 55.8% for the same six month period in 2009.
     New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2010 decreased $67.1 million, or 54.4%, to approximately $56.2 million from $123.3 million for the comparable period in 2009. Sales of new cranes decreased $64.8 million, reflecting lower demand due to the macroeconomic downturn and the other factors discussed above. Sales of used earthmoving equipment decreased $0.7 million. Sales of new lift trucks decreased $2.2 million largely as a result of the Arnold Transaction, while sales of new other equipment decreased approximately $1.0 million. Partially offsetting these new equipment sales decreases was a $1.6 million increase in the sales of new aerial work platforms.
     Used Equipment Sales Revenues. Our used equipment sales decreased approximately $5.2 million, or 14.2%, to $31.4 million for the six month period ended June 30, 2010, from $36.6 million for the same six month period in 2009, primarily as a result of lower demand for used equipment. Sales of used aerial work platform equipment and used cranes decreased $4.5 million and $0.3 million, respectively. Used lift truck sales decreased $0.5 million and other used equipment sales decreased approximately $0.4 million. Sales of used earthmoving equipment increased $0.5 million.
     Parts Sales Revenues. Our parts sales decreased $9.9 million, or 19.0%, to $42.4 million for the six month period ended June 30, 2010 from approximately $52.3 million for the same six month period in 2009. The decline in parts revenues was due to a decrease in customer demand for parts due to the decline in construction and industrial activity in the past year.
     Services Revenues. Our services revenues for the six month period ended June 30, 2010 decreased $6.9 million, or 22.3%, to approximately $24.0 million from $30.9 million for the same six month period last year. The decline in service revenues was largely due to a decrease in demand for services due to the decline in construction and industrial activity in the past year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six month period ended June 30, 2010, our other revenues were $13.5 million, a decrease of $4.2 million, or 23.8%, from $17.7 million in the same six month period in 2009. The decrease was primarily due to a decrease in the volume of these services in conjunction with the decline of our primary business activities.
     Gross Profit.

	Six Months Ended			Total Percentage
	June 30,		Total Dollar Change	Change
	2010	2009	Decrease	Decrease
		(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$20,877	$36,645	$(15,768)	(43.0)%
New equipment sales	5,242	16,355	(11,113)	(67.9)%
Used equipment sales	6,755	7,143	(388)	(5.4)%
Parts sales	11,320	14,971	(3,651)	(24.4)%
Services revenues	15,426	19,526	(4,100)	(21.0)%
Non-Segmented revenues	(3,356)	146	(3,502)	(2,398.6)%

Total gross profit	$56,264	$94,786	$(38,522)	(40.6)%

     Total Gross Profit. Our total gross profit was $56.3 million for the six month period ended June 30, 2010 compared to $94.8 million for the same six month period in 2009, a decrease of $38.5 million, or 40.6%. Total gross profit margin for the six month period ended June 30, 2010 was approximately 22.9%, a decrease of 3.0% from the 25.9% gross profit margin for the same six month period in 2009. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six month period ended June 30 2010 decreased approximately $15.7 million, or 43.0%, to $20.9 million from $36.6 million in the same six month period in 2009. The decrease in equipment rentals gross profit is the net result of a $27.4 million decrease in rental revenues for the six month period ended June 30, 2010, which was partially offset by a $3.6 million net decrease in rental expenses and a $8.1 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller fleet size in 2010 compared to 2009. As a percentage of equipment rental revenues, maintenance and repair costs were approximately 16.3% for the six month period ended June 30, 2010 compared to 15.1% for the same six month period in 2009 and depreciation expense was 49.4% for the six month period ended June 30, 2010 compared to 44.2% for the same six month period in 2009. These percentage increases were primarily attributable to the decline in comparative rental revenues.
     Gross profit margin for the six month period ended June 30, 2010 was 26.7%, down 8.0% from 34.7% in the same six month period in 2009. This gross profit margin decline was primarily due to the 11.5% decline in our average rental rates and the product mix of equipment rented, combined with the current year increase in rental and depreciation expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2010 decreased $11.1 million, or 67.9%, to $5.2 million compared to approximately $16.3 million for the same six month period in 2009 on a total new equipment sales decline of $67.1 million. Gross profit margin on new equipment sales for the six month period ended June 30, 2010 was 9.3%, a decrease of 4.0% from 13.3% in the same six month period in 2009, reflecting lower demand for new equipment and lower margins on new crane sales.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2010 decreased $0.4 million, or 5.4%, to approximately $6.7 million from $7.1 million for the same six month period in 2009 on a used equipment sales decrease of $5.2 million. Gross profit margin for the six month period ended June 30, 2010 was 21.5%, up 2.0% from 19.5% in the same six month period in 2009, as a result of the impact of pass thru’s of trade-in inventory in the prior year second quarter. Our used equipment sales from the rental fleet, which comprised approximately 73.4% and 77.6% of our used equipment sales for the six month periods ended June 30, 2010 and 2009, respectively, were approximately 134.9% of net book value for the six month period ended June 30, 2010 compared to 130.5% for the same three month period in 2009.
     Parts Sales Gross Profit. For the six month period ended June 30, 2010, our parts sales revenue gross profit decreased $3.7 million, or 24.4%, to $11.3 million from $15.0 million for the same six month period in 2009 on a $9.9 million decline in parts sales revenues. Gross profit margin for the six month period ended June 30, 2010 was 26.7%, a decrease of 1.9% from 28.6% in the same six month period in 2009, as a result of the mix of parts sold.

     Services Revenues Gross Profit. For the six month period ended June 30, 2010, our services revenues gross profit decreased $4.1 million, or 21.0%, to $15.4 million from $19.5 million for the same six month period in 2009 on a $6.9 million decline in services revenues. Gross profit margin for the six month period ended June 30, 2010 was 64.1%, up 1.0% from 63.1% in the same six month period in 2009 due to revenue mix.
     Non-Segmented Other Revenues Gross Profit (Loss). For the six month period ended June 30, 2010, our non-segmented other revenues realized a gross loss of approximately $3.4 million, a decrease of $3.5 million compared to a gross profit of $0.1 million for the same six month period in 2009, as a result of declines in transportation, hauling and freight revenues and service related revenues associated with lower revenues in our primary business activities.
     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $2.6 million, or 3.5%, to $72.6 million for the six month period ended June 30, 2010 compared to approximately $75.2 million for the same six month period in 2009. The net decrease in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses decreased $4.4 million as a result of cost control measures instituted by the Company, including workforce headcount reductions since the beginning of 2009, combined with lower commissions that resulted from lower rental and sales revenues. Bad debt expense decreased $0.6 million as a result of some deterioration in our accounts receivable agings in the first quarter of last year combined with lower receivables in the current year period compared to last year as a result of lower revenues. Other corporate overhead expenses decreased $0.4 million. These decreases were partially offset by a $1.1 million increase in legal and professional fees resulting primarily from data conversion costs and other consulting fees related to our ERP system implementation. Additionally, depreciation expense increased $1.6 million, primarily related to the depreciation of the ERP system, which was substantially complete and ready for its intended use in January 2010. Stock-based compensation expense was $0.4 million in each of the six month periods ended June 30, 2010 and 2009. As a percent of total revenues, SG&A expenses were 29.6% for the six month period ended June 30, 2010, an increase of 9.1% from 20.5% for the same six month period in 2009, reflecting the higher depreciation expense described above, the fixed cost nature of certain SG&A expenses and the 33.0% decline in comparative total revenues.
     Other Income (Expense). For the six month period ended June 30, 2010, our net other expenses decreased approximately $1.5 million to $14.3 million compared to $15.8 million for the same six month period in 2009. The decrease was the net result of a $1.7 million decrease in interest expense to $14.5 million for the six month period ended June 30, 2010 compared to $16.2 million for the same six month period in 2009, which was partially offset by a $0.2 million decrease in other income. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $0.7 million lower in the six month period ended June 30, 2010 compared to the same period in 2009. We had no borrowings under our senior secured credit facility for the six month period ended June 30, 2010, but incurred approximately $0.8 million in interest costs related to the amortization of deferred financing costs, commitment fees and letter of credit fees. For the six month period ended June 30, 2009, we incurred approximately $1.5 million in interest expense related to the senior secured credit facility for borrowings under the facility, amortization of deferred financing costs, commitment fees and letter of credit fees. Additionally, interest expense on our manufacturing flooring plan payables used to finance inventory purchases decreased approximately $1.0 million in the most recent year period, as a result of lower outstanding balances on those manufacturing flooring plan payables in the most recent year period and lower average interest rates, reflecting the decline in the prime interest rate since the prior year.
     Income Taxes. We recorded an income tax benefit of approximately $11.3 million for the six month period ended June 30, 2010 compared to income tax expense of $1.5 million for the six month period ended June 30, 2009. Our effective income tax rate for the six month period ended June 30, 2010 was approximately 37.2% compared to 37.5% for the same six month period in 2009. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2010 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. For the six month period ended June 30, 2010, our cash provided by our operating activities was exceeded by our cash used in our operating activities, resulting in net cash used in our operating activities of approximately $7.2 million. Our reported net loss of $19.2 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $13.6 million. These cash flows from operating activities were also positively impacted by an increase of $10.9 million in accounts payable. Offsetting these positive cash flows were a $15.5 million decrease in manufacturing flooring plans payable, an $8.7 million increase net accounts receivable, a $3.3 million increase in net inventories, a $2.2 million increase in prepaid expenses and other assets and a $2.1 million decrease in accrued expenses payable and other liabilities.
     Our cash provided by operating activities for the six month period ended June 30, 2009 was $17.9 million. Our reported net income of $2.4 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $52.7 million. These cash flows from operating activities were also positively impacted by a decrease of $50.9 million in net accounts receivable and a $3.9 million decrease in prepaid expenses and other assets. Partially offsetting these positive cash flows were increases in our inventories of $4.0 million, a decrease of $55.8 million in accounts payable, a $22.4 million decrease in manufacturing flooring plans payable, and a $7.4 million decrease in accrued expenses and other liabilities.
     Cash flow from investing activities. For the six month period ended June 30, 2010, cash provided by our investing activities was $10.5 million. This was a net result of proceeds from the sale of rental and non-rental equipment of $23.3 million and purchases of rental and non-rental equipment totaling $12.7 million.
     For the six month period ended June 30, 2009, cash provided by our investing activities was $11.4 million. This is a net result of proceeds from the sale of rental and non-rental equipment of $28.7 million, which was partially offset by purchases of rental and non-rental equipment totaling $17.3 million.
     Cash flow from financing activities. For the six month period ended June 30, 2010, cash used in our financing activities was approximately $1.5 million, representing payments of our notes payable and capital lease obligation and purchases of treasury stock of $1.2 million, $0.1 million and $0.2 million, respectively.
     For the six month period ended June 30, 2009, cash used in our financing activities was approximately $31.7 million. Our total borrowings during the period under our senior secured credit facility were $387.3 million and total payments under the senior secured credit facility in the same period were approximately $418.6 million. We also made payments under our related party obligation and notes payable and capital lease obligations of $0.2 million and acquired $0.1 million of treasury stock.
Senior Secured Credit Facility
     We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein. On July 29, 2010, we amended and restated the credit facility to, among other things, extend the facility’s maturity date to July 29, 2015. The revolving loans under the credit facility bear interest, at our option, either at (i) the index rate plus an applicable margin ranging from 1.50% to 2.25% depending on our leverage ratio or (ii) the LIBOR rate plus an applicable margin of 2.50% to 3.25% depending on our leverage ratio. The unused commitment fee under the senior secured credit facility is .50%.
     Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $40.0 million (as adjusted if the incremental facility is exercised). The credit facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40 million (as adjusted if the incremental facility is exercised). At August 2, 2010, we had $312.0 million of available borrowings under our senior secured credit facility, net of $8.0 million of outstanding letters of credit, and were in compliance with these covenants.
Senior Unsecured Notes
     We currently have outstanding $250.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2016. The senior unsecured notes are guaranteed, jointly and severally, on an unsecured senior basis by all of our existing and future domestic restricted subsidiaries.
     We may redeem the senior unsecured notes at any time on or after July 15, 2011 at specified redemption prices plus accrued and unpaid interest and additional interest. In addition, if we experience a change of control, we will be required to make an offer to repurchase the senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest.
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
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six month period ended June 30, 2010 were approximately $25.1 million, including approximately $14.7 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six month period ended June 30, 2010 were $1.2 million.
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
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. In 2009, we fully repaid our senior secured credit facility. As of August 2, 2010, we had $312.0 million of available borrowings under our senior secured credit facility, net of $8.0 million of outstanding letters of credit.
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

Contractual and Commercial Commitments
     As of June 30, 2010, there were no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     On July 29, 2010, we amended and restated our $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein, to, among other things, extend the facility’s maturity date to July 29, 2015. We have no outstanding balances under the credit facility.
Off-Balance Sheet Arrangements
     There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the prime rate plus 50 basis points for revolving credit advances under the facility and LIBOR plus 175 basis points for swing line loans under the facility. At June 30, 2010, we had no outstanding borrowings under our senior secured credit facility. Further, we did not have significant exposure to changing interest rates as of June 30, 2010 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2010, our current disclosure controls and procedures were effective.
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
     Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2010, as part of the Company’s on-going ERP project, our ERP system was implemented in 14 of the Company’s branches, as well as in the Company’s centralized corporate accounting operations. During the quarter ended June 30, 2010, the ERP system was implemented in our 53 remaining branches and will be implemented in subsequent new branch openings. As a result, various internal controls related to our business processes, user security, account structure, system reporting and approval procedures were modified and redesigned to conform to the new ERP system. Although management believes internal controls have been maintained or enhanced by the ERP system implemented, the design and operating effectiveness of the controls in the newly upgraded environments have not been completely assessed as of June 30, 2010. As such, there is a risk that deficiencies may exist that have not yet been identified that could be deemed significant deficiencies or, in the aggregate, a material weakness. In

2010 management will continue its assessment of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) relating to the new ERP system. Otherwise, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Issuer Purchases of Equity Securities
     On June 1, 2010, 65,906 shares of non-vested stock that were issued in 2009 vested at $9.65 per share. Holders of those vested shares returned 18,344 shares of common stock to the Company as payment for their respective employee withholding taxes. This resulted in an addition of 18,344 shares to Treasury Stock.

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

H&E EQUIPMENT SERVICES, INC.
Dated: August 6, 2010	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2010	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).