Form 10-Q
period 2010-09-30
H&E Equipment Services, Inc.
filed 2010-11-05
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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
     Yes ☐ No ☑
     As of November 1, 2010, there were 35,033,292 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2010

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$26,856	$45,336
Receivables, net of allowance for doubtful accounts of $5,953 and $5,736, respectively	97,966	72,001
Inventories, net of reserves for obsolescence of $982 and $824, respectively	92,472	94,987
Prepaid expenses and other assets	9,245	6,999
Rental equipment, net of accumulated depreciation of $245,411 and $224,881, respectively	412,126	437,407
Property and equipment, net of accumulated depreciation and amortization of $51,189 and $42,086, respectively	59,008	65,802
Deferred financing costs, net of accumulated amortization of $10,109 and $9,050, respectively	7,374	5,545
Intangible assets, net of accumulated amortization of $2,927 and $2,492, respectively	552	988
Goodwill	34,019	34,019

Total assets	$739,618	$763,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$61,942	$28,866
Manufacturer flooring plans payable	75,503	92,868
Accrued expenses payable and other liabilities	33,231	37,271
Notes payable	703	1,929
Senior unsecured notes	250,000	250,000
Capital lease payable	2,087	2,181
Deferred income taxes	57,703	69,146
Deferred compensation payable	1,988	1,941

Total liabilities	483,157	484,202

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,699,666 and 38,525,688 shares issued at September 30, 2010 and December 31, 2009, respectively, and 35,033,292 and 34,904,597 shares outstanding at September 30, 2010 and December 31, 2009, respectively	386	385
Additional paid-in capital	208,813	208,072
Treasury stock at cost, 3,666,374 shares of common stock held at September 30, 2010 and 3,621,091 shares of common stock held at December 31, 2009, respectively	(56,330)	(56,118)
Retained earnings	103,592	126,543

Total stockholders’ equity	256,461	278,882

Total liabilities and stockholders’ equity	$739,618	$763,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Equipment rentals	$48,272	$45,108	$126,400	$150,669
New equipment sales	47,697	48,685	103,952	172,010
Used equipment sales	14,700	32,698	46,062	69,254
Parts sales	22,599	25,786	65,013	78,144
Services revenues	12,412	15,225	36,466	46,164
Other	8,164	8,126	21,643	25,824

Total revenues	153,844	175,628	399,536	542,065

Cost of revenues:
Rental depreciation	19,628	21,105	58,260	67,789
Rental expense	10,552	10,209	29,171	32,441
New equipment sales	42,979	43,549	93,992	150,519
Used equipment sales	11,083	27,069	35,690	56,482
Parts sales	16,710	18,952	47,804	56,339
Services revenues	5,177	5,646	13,805	17,059
Other	9,795	9,131	26,630	26,683

Total cost of revenues	115,924	135,661	305,352	407,312

Gross profit	37,920	39,967	94,184	134,753

Selling, general and administrative expenses	36,594	35,073	109,233	110,342
Gain on sales of property and equipment, net	125	289	324	472

Income (loss) from operations	1,451	5,183	(14,725)	24,883

Other income (expense):
Interest expense	(7,287)	(7,847)	(21,781)	(24,039)
Other, net	10	123	166	518

Total other expense, net	(7,277)	(7,724)	(21,615)	(23,521)

Income (loss) before provision for income taxes	(5,826)	(2,541)	(36,340)	1,362
Provision (benefit) for income taxes	(2,046)	(261)	(13,389)	1,201

Net income (loss)	$(3,780)	$(2,280)	$(22,951)	$161

Net income (loss) per common share:
Basic	$(0.11)	$(0.07)	$(0.66)	$—

Diluted	$(0.11)	$(0.07)	$(0.66)	$—

Weighted average common shares outstanding:
Basic	34,700	34,625	34,656	34,601

Diluted	34,700	34,625	34,656	34,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(22,951)	$161
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	9,946	8,250
Depreciation on rental equipment	58,260	67,789
Amortization of loan discounts and deferred financing costs	1,060	1,064
Amortization of intangible assets	435	444
Provision for losses on accounts receivable	2,425	2,761
Provision for inventory obsolescence	192	47
Increase (decrease) in deferred income taxes	(11,443)	1,434
Stock-based compensation expense	741	645
Gain on sales of property and equipment, net	(324)	(472)
Gain on sales of rental equipment, net	(9,327)	(12,023)
Changes in operating assets and liabilities:
Receivables, net	(28,390)	57,810
Inventories, net	(24,092)	10,685
Prepaid expenses and other assets	(2,246)	4,654
Accounts payable	33,076	(65,604)
Manufacturer flooring plans payable	(17,365)	(27,698)
Accrued expenses payable and other liabilities	(4,039)	(11,844)
Deferred compensation payable	47	(100)

Net cash provided by (used in) operating activities	(13,995)	38,003

Cash flows from investing activities:
Purchases of property and equipment	(3,262)	(15,428)
Purchases of rental equipment	(31,942)	(10,222)
Proceeds from sales of property and equipment	434	1,335
Proceeds from sales of rental equipment	34,705	57,418

Net cash provided by (used in) investing activities	(65)	33,103

Cash flows from financing activities:
Purchases of treasury stock	(212)	(107)
Borrowings on senior secured credit facility	—	534,373
Payments on senior secured credit facility	—	(607,678)
Payments of deferred financing costs	(2,888)	—
Payments of related party obligation	—	(150)
Payments of capital lease obligation	(94)	(89)
Principal payments on notes payable	(1,226)	(22)

Net cash used in financing activities	(4,420)	(73,673)

Net decrease in cash	(18,480)	(2,567)
Cash, beginning of period	45,336	11,266

Cash, end of period	$26,856	$8,699

Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$26,415	$8,964

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,925	$28,408

Income taxes paid, net of refunds received	$64	$275

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2009, from which the balance sheet amounts as of December 31, 2009 were derived.
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
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. During the three and nine month periods ended September 30, 2010, there were no significant changes to those accounting policies.
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
     Accounting Pronouncements Adopted in Fiscal Year 2010
     In June 2009, the FASB issued Statement of FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which has been codified into Accounting Standards Codification (“ASC”) 810: Consolidations. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosure of variable interest entities. Specifically, it changes how a reporting entity determines when or if an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. We adopted the provisions of FAS 167 effective January 1, 2010, and such adoption did not have a material impact on our condensed consolidated financial statements.
     Accounting Pronouncements Not Yet Adopted
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to ASC 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and requires entities to allocate revenue in an arrangement containing more than one unit of accounting using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.
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

	September 30, 2010
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 6.75%	$75,503	$62,658
Senior unsecured notes with interest compounded at 8.375%	250,000	250,000
Notes payable to lenders with interest computed at 9.55%	703	350
Capital lease payable with interest computed at 5.929%	2,087	1,898
Letters of credit	—	220

	December 31, 2009
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 6.75%	$92,868	$82,082
Senior unsecured notes with interest compounded at 8.375%	250,000	247,500
Notes payable to lenders with interest computed at 7.25% to 9.55% .	1,929	1,476
Capital lease payable with interest computed at 5.929%	2,181	1,944
Letters of credit	—	98

(4) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2010 (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2009	38,525,688	$385	$208,072	$(56,118)	$126,543	$278,882
Stock-based compensation	—	—	741	—	—	741
Issuance of common stock	173,978	1	—	—	—	1
Repurchase of 23,157 shares of restricted common stock
	—	—	—	(212)	—	(212)
Net loss	—	—	—	—	(22,951)	(22,951)

Balances at September 30, 2010	38,699,666	$386	$208,813	$(56,330)	$103,592	$256,461

(5) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,938,354 shares as of September 30, 2010.
     Non-vested Stock
     The following table summarizes our non-vested stock activity for the nine month period ended September 30, 2010:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested stock at December 31, 2009	279,223	$7.79
Granted	173,978	$9.54
Vested	(97,650)	$8.20
Forfeited	(22,126)	$8.12

Non-vested stock at September 30, 2010	333,425	$8.57

     As of September 30, 2010, we had unrecognized compensation expense of $2.1 million related to non-vested stock that we expect to be recognized over a weighted-average period of 2.1 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine month period ended September 30, 2010 and 2009 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Compensation expense	$301	$220	$732	$594
Stock Options
     At September 30, 2010, we had no unrecognized compensation expense related to prior stock option awards. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Compensation expense	$—	$6	$9	$51

     The following table represents stock option activity for the nine month period ended September 30, 2010:

			Weighted Average
	Number	Weighted Average	Contractual Life
	of Shares	Exercise Price	In Years
Outstanding options at December 31, 2009	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at September 30, 2010	51,000	$24.80	5.8

Options exercisable at September 30, 2010	51,000	$24.80	5.8

     The closing price of our common stock on September 30, 2010 was $7.97. All options outstanding at September 30, 2010 have grant date fair values which exceed the September 30, 2010 closing stock price.
     The following table summarizes non-vested stock option activity for the nine month period ended September 30, 2010:

Weighted Average
	Number	Grant Date Fair
	of Shares	Value
Non-vested stock options at December 31, 2009	2,000	$26.27
Granted	—	—
Vested	2,000	$26.27
Forfeited	—	—

Non-vested stock options at September 30, 2010	—	—

(6)  Earnings (Loss) per Share
     Earnings (loss) per common share for the three and nine month periods ended September 30, 2010 and 2009 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine month periods ended September 30, 2010 and 2009 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic net income (loss) per share:
Net income (loss)	$(3,780)	$(2,280)	$(22,951)	$161
Weighted average number of shares of common stock outstanding	34,700	34,625	34,656	34,601

Net income (loss) per share of common stock — basic	$(0.11)	$(0.07)	$(0.66)	$—

Diluted net income (loss) per share:
Net income (loss)	$(3,780)	$(2,280)	$(22,951)	$161
Weighted average number of shares of common stock outstanding	34,700	34,625	34,656	34,601
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested restricted stock	—	—	—	37

Weighted average number of shares of common stock outstanding — diluted	34,700	34,625	34,656	34,638

Net income (loss) per share of common stock — diluted	$(0.11)	$(0.07)	$(0.66)	$—

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51	51

Non-vested restricted stock	167	291	224	61

(7) Senior Secured Credit Facility
     We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein. On July 29, 2010, we amended and restated the credit facility to, among other things, (i) extend the maturity date of the credit facility from August 4, 2011 to July 29, 2015, (ii) add a financial covenant requiring maintenance of a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40.0 million (as adjusted if the incremental facility is exercised), (iii) modify the existing financial covenant requiring maintenance of a fixed charge coverage ratio so that the excess availability level at which such ratio is tested increases from excess availability of less than $25.0 million to excess availability of less than $40.0 million (as adjusted if the incremental facility is exercised), (iv) require a daily sweep of cash from the Company’s blocked accounts in the event that excess availability is less than $65.0 million (as adjusted if the incremental facility is exercised) and (v) increase the unused commitment fee from .25% to .50%. The amended and restated credit facility also increases the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 1.50% to 2.25% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 2.50% to 3.25%, depending on the leverage ratio.
     The credit facility, as amended and restated, continues to provide, among other things, a $320.0 million senior secured asset based revolver, including a $30.0 million letter of credit facility, a $130.0 million incremental facility and a guaranty by the Company and each of its subsidiaries of the obligations under the credit facility. In addition, the borrowers under the credit facility remain the same and the credit facility remains secured by substantially all of the assets of the Company and its subsidiaries. We paid transaction costs of approximately $2.9 million in connection with the amendment and restatement of the credit facility.
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
     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Equipment rentals	$48,272	$45,108	$126,400	$150,669
New equipment sales	47,697	48,685	103,952	172,010
Used equipment sales	14,700	32,698	46,062	69,254
Parts sales	22,599	25,786	65,013	78,144
Services revenues	12,412	15,225	36,466	46,164

Total segmented revenues	145,680	167,502	377,893	516,241
Non-segmented revenues	8,164	8,126	21,643	25,824

Total revenues	$153,844	$175,628	$399,536	$542,065

Gross Profit (Loss):
Equipment rentals	$18,092	$13,794	$38,969	$50,439
New equipment sales	4,718	5,136	9,960	21,491
Used equipment sales	3,617	5,629	10,372	12,772
Parts sales	5,889	6,834	17,209	21,805
Services revenues	7,235	9,579	22,661	29,105

Total segmented gross profit	39,551	40,972	99,171	135,612
Non-segmented gross loss	(1,631)	(1,005)	(4,987)	(859)

Total gross profit	$37,920	$39,967	$94,184	$134,753

	Balances at
	September 30,	December 31,
	2010	2009
Segment identified assets:
Equipment sales	$77,883	$81,022
Equipment rentals	412,126	437,407
Parts and services	14,589	13,964

Total segment identified assets	504,598	532,393
Non-segment identified assets	235,020	230,691

Total assets	$739,618	$763,084

     The Company operates primarily in the United States and our sales to international customers for the three and nine month periods ended September 30, 2010 were 1.8% and 1.2%, respectively, of total revenues compared to 2.5% and 4.9% for the three and nine month periods ended September 30, 2009. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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
CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$26,856	$—	$—	$26,856
Receivables, net	86,503	11,463	—	97,966
Inventories, net	75,975	16,497	—	92,472
Prepaid expenses and other assets	9,015	230	—	9,245
Rental equipment, net	326,878	85,248	—	412,126
Property and equipment, net	49,068	9,940	—	59,008
Deferred financing costs, net	7,374	—	—	7,374
Intangible assets, net	—	552	—	552
Investment in guarantor subsidiaries	(15,263)	—	15,263	—
Goodwill	4,493	29,526	—	34,019

Total assets	$570,899	$153,456	$15,263	$739,618

Liabilities and Stockholders’ Equity:
Accounts payable	$57,833	$4,109	$—	$61,942
Manufacturer flooring plans payable	75,139	364	—	75,503
Accrued expenses payable and other liabilities	31,443	1,788	—	33,231
Intercompany balances	(159,668)	159,668	—	—
Notes payable	—	703	—	703
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,087	—	2,087
Deferred income taxes	57,703	—	—	57,703
Deferred compensation payable	1,988	—	—	1,988

Total liabilities	314,438	168,719	—	483,157
Stockholders’ equity (deficit)	256,461	(15,263)	15,263	256,461

Total liabilities and stockholders’ equity	$570,899	$153,456	$15,263	$739,618

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$45,326	$10	$—	$45,336
Receivables, net	58,405	13,596	—	72,001
Inventories, net	72,508	22,479	—	94,987
Prepaid expenses and other assets	6,876	123	—	6,999
Rental equipment, net	346,107	91,300	—	437,407
Property and equipment, net	54,672	11,130	—	65,802
Deferred financing costs, net	5,545	—	—	5,545
Intangible assets, net	—	988	—	988
Investment in guarantor subsidiaries	(4,537)	—	4,537	—
Goodwill	4,493	29,526	—	34,019

Total assets	$589,395	$169,152	$4,537	$763,084

Liabilities and Stockholders’ Equity:
Accounts payable	$28,866	$—	$—	$28,866
Manufacturer flooring plans payable	92,868	—	—	92,868
Accrued expenses payable and other liabilities	35,689	1,582	—	37,271
Intercompany balances	(169,213)	169,213	—	—
Notes payable	1,216	713	—	1,929
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,181	—	2,181
Deferred income taxes	69,146	—	—	69,146
Deferred compensation payable	1,941	—	—	1,941

Total liabilities	310,513	173,689	—	484,202
Stockholders’ equity (deficit)	278,882	(4,537)	4,537	278,882

Total liabilities and stockholders’ equity	$589,395	$169,152	$4,537	$763,084

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$37,617	$10,655	$—	$48,272
New equipment sales	44,125	3,572	—	47,697
Used equipment sales	13,034	1,666	—	14,700
Parts sales	19,055	3,544	—	22,599
Services revenues	10,951	1,461	—	12,412
Other	6,732	1,432	—	8,164

Total revenues	131,514	22,330	—	153,844

Cost of revenues:
Rental depreciation	15,229	4,399	—	19,628
Rental expense	8,371	2,181	—	10,552
New equipment sales	39,841	3,138	—	42,979
Used equipment sales	9,839	1,244	—	11,083
Parts sales	14,115	2,595	—	16,710
Services revenues	4,623	554	—	5,177
Other	7,639	2,156	—	9,795

Total cost of revenues	99,657	16,267	—	115,924

Gross profit (loss):
Equipment rentals	14,017	4,075	—	18,092
New equipment sales	4,284	434	—	4,718
Used equipment sales	3,195	422	—	3,617
Parts sales	4,940	949	—	5,889
Services revenues	6,328	907	—	7,235
Other	(907)	(724)	—	(1,631)

Gross profit	31,857	6,063	—	37,920

Selling, general and administrative expenses	30,331	6,263	—	36,594
Equity in loss of guarantor subsidiaries	(2,620)	—	2,620	—
Gain on sales of property and equipment, net	108	17	—	125

Income (loss) from operations	(986)	(183)	2,620	1,451

Other income (expense):
Interest expense	(4,845)	(2,442)	—	(7,287)
Other, net	5	5	—	10

Total other expense, net	(4,840)	(2,437)	—	(7,277)

Loss before income taxes	(5,826)	(2,620)	2,620	(5,826)
Income tax benefit	(2,046)	—	—	(2,046)

Net loss	$(3,780)	$(2,620)	$2,620	$(3,780)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$35,724	$9,384	$—	$45,108
New equipment sales	37,087	11,598	—	48,685
Used equipment sales	30,338	2,360	—	32,698
Parts sales	21,503	4,283	—	25,786
Services revenues	13,441	1,784	—	15,225
Other	6,516	1,610	—	8,126

Total revenues	144,609	31,019	—	175,628

Cost of revenues:
Rental depreciation	16,425	4,680	—	21,105
Rental expense	8,142	2,067	—	10,209
New equipment sales	32,944	10,605	—	43,549
Used equipment sales	25,014	2,055	—	27,069
Parts sales	15,835	3,117	—	18,952
Services revenues	5,026	620	—	5,646
Other	7,077	2,054	—	9,131

Total cost of revenues	110,463	25,198	—	135,661

Gross profit (loss):
Equipment rentals	11,157	2,637	—	13,794
New equipment sales	4,143	993	—	5,136
Used equipment sales	5,324	305	—	5,629
Parts sales	5,668	1,166	—	6,834
Services revenues	8,415	1,164	—	9,579
Other	(561)	(444)	—	(1,005)

Gross profit	34,146	5,821	—	39,967

Selling, general and administrative expenses	29,137	5,936	—	35,073
Equity in loss of guarantor subsidiaries	(3,086)	—	3,086	—
Gain on sales of property and equipment, net	180	109	—	289

Income (loss) from operations	2,103	(6)	3,086	5,183

Other income (expense):
Interest expense	(4,729)	(3,118)	—	(7,847)
Other, net	85	38	—	123

Total other expense, net	(4,644)	(3,080)	—	(7,724)

Loss before benefit for income taxes	(2,541)	(3,086)	3,086	(2,541)
Income tax benefit	(261)	—	—	(261)

Net loss	$(2,280)	$(3,086)	$3,086	$(2,280)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$99,849	$26,551	$—	$126,400
New equipment sales	93,221	10,731	—	103,952
Used equipment sales	39,658	6,404	—	46,062
Parts sales	54,942	10,071	—	65,013
Services revenues	32,020	4,446	—	36,466
Other	17,634	4,009	—	21,643

Total revenues	337,324	62,212	—	399,536

Cost of revenues:
Rental depreciation	45,631	12,629	—	58,260
Rental expense	23,458	5,713	—	29,171
New equipment sales	84,247	9,745	—	93,992
Used equipment sales	30,824	4,866	—	35,690
Parts sales	40,420	7,384	—	47,804
Services revenues	12,320	1,485	—	13,805
Other	20,852	5,778	—	26,630

Total cost of revenues	257,752	47,600	—	305,352

Gross profit (loss):
Equipment rentals	30,760	8,209	—	38,969
New equipment sales	8,974	986	—	9,960
Used equipment sales	8,834	1,538	—	10,372
Parts sales	14,522	2,687	—	17,209
Services revenues	19,700	2,961	—	22,661
Other	(3,218)	(1,769)	—	(4,987)

Gross profit	79,572	14,612	—	94,184

Selling, general and administrative expenses	91,114	18,119	—	109,233
Equity in loss of guarantor subsidiaries	(10,726)	—	10,726	—
Gain on sales of property and equipment, net	264	60	—	324

Loss from operations	(22,004)	(3,447)	10,726	(14,725)

Other income (expense):
Interest expense	(14,494)	(7,287)	—	(21,781)
Other, net	158	8	—	166

Total other expense, net	(14,336)	(7,279)	—	(21,615)

Loss before income taxes	(36,340)	(10,726)	10,726	(36,340)
Income tax benefit	(13,389)	—	—	(13,389)

Net loss	$(22,951)	$(10,726)	$10,726	$(22,951)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$123,452	$27,217	$—	$150,669
New equipment sales	140,640	31,370	—	172,010
Used equipment sales	61,907	7,347	—	69,254
Parts sales	66,157	11,987	—	78,144
Services revenues	40,621	5,543	—	46,164
Other	21,273	4,551	—	25,824

Total revenues	454,050	88,015	—	542,065

Cost of revenues:
Rental depreciation	54,135	13,654	—	67,789
Rental expense	26,347	6,094	—	32,441
New equipment sales	122,882	27,637	—	150,519
Used equipment sales	50,068	6,414	—	56,482
Parts sales	47,679	8,660	—	56,339
Services revenues	15,162	1,897	—	17,059
Other	21,118	5,565	—	26,683

Total cost of revenues	337,391	69,921	—	407,312

Gross profit (loss):
Equipment rentals	42,970	7,469	—	50,439
New equipment sales	17,758	3,733	—	21,491
Used equipment sales	11,839	933	—	12,772
Parts sales	18,478	3,327	—	21,805
Services revenues	25,459	3,646	—	29,105
Other	155	(1,014)	—	(859)

Gross profit	116,659	18,094	—	134,753

Selling, general and administrative expenses	91,828	18,514	—	110,342
Equity in loss of guarantor subsidiaries	(9,397)	—	9,397	—
Gain on sales of property and equipment, net	419	53	—	472

Income (loss) from operations	15,853	(367)	9,397	24,883

Other income (expense):
Interest expense	(14,942)	(9,097)	—	(24,039)
Other, net	451	67	—	518

Total other expense, net	(14,491)	(9,030)	—	(23,521)

Income (loss) before provision for income taxes	1,362	(9,397)	9,397	1,362
Provision for income taxes	1,201	—	—	1,201

Net income (loss)	$161	$(9,397)	$9,397	$161

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(22,951)	$(10,726)	$10,726	$(22,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	8,385	1,561	—	9,946
Depreciation on rental equipment	45,631	12,629	—	58,260
Amortization of loan discounts and deferred financing costs	1,060	—	—	1,060
Amortization of intangible assets	—	435	—	435
Provision for losses on accounts receivable	2,519	(94)	—	2,425
Provision for inventory obsolescence	192	—	—	192
Decrease in deferred income taxes	(11,443)	—	—	(11,443)
Stock-based compensation expense	741	—	—	741
Gain on sales of property and equipment, net	(264)	(60)	—	(324)
Gain on sales of rental equipment, net	(7,860)	(1,467)	—	(9,327)
Equity in loss of guarantor subsidiaries	10,726	—	(10,726)	—
Changes in operating assets and liabilities:
Receivables, net	(30,617)	2,227	—	(28,390)
Inventories, net	(24,063)	(29)	—	(24,092)
Prepaid expenses and other assets	(2,139)	(107)	—	(2,246)
Accounts payable	28,967	4,109	—	33,076
Manufacturer flooring plans payable	(17,729)	364	—	(17,365)
Accrued expenses payable and other liabilities	(4,246)	207	—	(4,039)
Intercompany balances	9,545	(9,545)	—	—
Deferred compensation payable	47	—	—	47

Net cash used in operating activities	(13,499)	(496)	—	(13,995)

Cash flows from investing activities:
Purchases of property and equipment	(2,876)	(386)	—	(3,262)
Purchases of rental equipment	(27,022)	(4,920)	—	(31,942)
Proceeds from sales of property and equipment	359	75	—	434
Proceeds from sales of rental equipment	28,884	5,821	—	34,705

Net cash provided by (used in) investing activities	(655)	590	—	(65)

Cash flows from financing activities:
Purchases of treasury stock	(212)	—	—	(212)
Payments of deferred financing costs	(2,888)	—	—	(2,888)
Payments on capital lease obligations	—	(94)	—	(94)
Principal payments of notes payable	(1,216)	(10)	—	(1,226)

Net cash used in financing activities	(4,316)	(104)	—	(4,420)

Net decrease in cash	(18,470)	(10)	—	(18,480)
Cash, beginning of period	45,326	10	—	45,336

Cash, end of period	$26,856	$—	$—	$26,856

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$161	$(9,397)	$9,397	$161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	6,600	1,650	—	8,250
Depreciation on rental equipment	54,135	13,654	—	67,789
Amortization of loan discounts and deferred financing costs	1,064	—	—	1,064
Amortization of intangible assets	—	444	—	444
Provision for losses on accounts receivable	2,360	401	—	2,761
Provision for inventory obsolescence	47	—	—	47
Provision for deferred income taxes	1,434	—	—	1,434
Stock-based compensation expense	645	—	—	645
Gain on sales of property and equipment, net	(419)	(53)	—	(472)
Gain on sales of rental equipment, net	(11,125)	(898)	—	(12,023)
Equity in loss of guarantor subsidiaries	9,397	—	(9,397)	—
Changes in operating assets and liabilities:
Receivables, net	45,786	12,024	—	57,810
Inventories, net	15,719	(5,034)	—	10,685
Prepaid expenses and other assets	4,546	108	—	4,654
Accounts payable	(66,106)	502	—	(65,604)
Manufacturer flooring plans payable	(27,698)	—	—	(27,698)
Accrued expenses payable and other liabilities	(12,048)	204	—	(11,844)
Intercompany balances	(2,148)	2,148	—	—
Deferred compensation payable	(100)	—	—	(100)

Net cash provided by operating activities	22,250	15,753	—	38,003

Cash flows from investing activities:
Purchases of property and equipment	(14,959)	(469)	—	(15,428)
Purchases of rental equipment	10,452	(20,674)	—	(10,222)
Proceeds from sales of property and equipment	1,523	(188)	—	1,335
Proceeds from sales of rental equipment	51,747	5,671	—	57,418

Net cash provided by (used in) investing activities	48,763	(15,660)	—	33,103

Cash flows from financing activities:
Purchase of treasury stock	(107)	—	—	(107)
Borrowings on senior secured credit facility	534,373	—	—	534,373
Payments on senior secured credit facility	(607,678)	—	—	(607,678)
Payments of related party obligation	(150)	—	—	(150)
Payments on capital lease obligation	—	(89)	—	(89)
Principal payments of notes payable	(13)	(9)	—	(22)

Net cash used in financing activities	(73,575)	(98)	—	(73,673)

Net decrease in cash	(2,562)	(5)	—	(2,567)
Cash, beginning of period	11,251	15	—	11,266

Cash, end of period	$8,689	$10	$—	$8,699

ITEM 2.	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2010, and its results of operations for the three and nine month periods ended September 30, 2010, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     As of November 1, 2010, we operated 68 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the three and nine month periods ended September 30, 2010. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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
•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze: (1) as equipment usage based on the number of rental equipment units available for rent and (2) as a percentage of original equipment cost), rental rate trends and targets, rental equipment dollar utilization and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell, and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.
     Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments. For additional information about our business segments, see note 8 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Revenue Sources
     We generate all of our revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine month period ended September 30, 2010, approximately 31.7% of our total revenues were attributable to equipment rentals, 26.0% of our total revenues were attributable to new equipment sales, 11.5% were attributable to used equipment sales, 16.3% were attributable to parts sales, 9.1% were attributable to our services revenues and 5.4% were attributable to non-segmented other revenues.
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
     Equipment Rentals. Revenues from equipment rentals depend on rental rates. Because rental rates are impacted by competition in specific regions and markets, we continuously monitor and adjust rental rates. Equipment rental revenue is also impacted by the availability of equipment and by time utilization, which we analyze: (1) as equipment usage based on the number of rental equipment units available for rent and (2) as a percentage of original equipment cost. We generate reports on, among other things, time utilization, demand pricing (rental rate pricing based on physical utilization), and rental rate trends on a piece-by-piece basis for our rental fleet. We recognize revenues from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of billing to customers.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2010, our total cost of revenues was approximately $305.4 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2010, our selling, general and administrative expenses were approximately $109.2 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our condensed consolidated statements of operations are not generally allocated to our reportable segments.

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
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. The net book value of rental equipment at September 30, 2010 was $412.1 million, or approximately 55.7% of our total assets. Our rental fleet, as of September 30, 2010, consisted of approximately 15,823 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $665.5 million. As of September 30, 2010, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	12,050	76.2%	$405.1	60.9%	47.0
Cranes	349	2.2%	80.4	12.1%	36.7
Earthmoving	1,610	10.2%	146.9	22.1%	29.7
Industrial Lift Trucks	430	2.7%	17.0	2.5%	38.5
Other	1,384	8.7%	16.1	2.4%	27.5

Total	15,823	100.0%	$665.5	100.0%	43.0

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
     On average, we increased the overall average age of our rental fleet equipment by approximately 3.0 months for the nine month period ended September 30, 2010. The original acquisition cost of our overall gross rental fleet decreased by approximately $9.7 million, or approximately 1.4%, for the nine month period ended September 30, 2010, mostly due to a planned elimination of rental fleet growth capital expenditures and selective fleet replacement expenditures during the first half of the year in response to a challenging economic environment and credit market conditions. In response to improved equipment time utilization during the third quarter of 2010, we grew our rental fleet equipment size from 15,554 units with an original acquisition cost of $657.7 million at June 30, 2010 to 15,823 units with an original acquisition cost of $665.5 million at September 30, 2010. On average, the overall average age of our rental fleet decreased by approximately 0.2 months for the three month period ended September 30, 2010.
     Our average rental rates for the nine month period ended September 30, 2010 were 9.6% lower than the comparative nine month period ended September 30, 2009 and 5.9% lower than the comparative three month period ended September 30, 2010 (see further discussion on rental rates in “Results of Operations” below). On a sequential basis, our average rental rates for the three month period ended September 30, 2010 increased 1.8% compared to the three month period ended June 30, 2010.
     The rental equipment mix among our four core product lines for the nine month period ended September 30, 2010 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.
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
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine month periods ended September 30, 2010 and 2009. The period-to-period comparisons of our financial results are not necessarily indicative of future results. The revenue and gross profit/margin period-to-period comparisons below for the three and nine month periods ended September 30, 2010 and 2009 have been negatively impacted in the most recent year by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the recent macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins have slowly trended downward since the year ended December 31, 2006, the rate of total gross profit margin decline has been the most significant in the year ended December 31, 2009, as further described in our Annual Report on Form 10-K, and in the first quarter of fiscal 2010, as further described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as a result of the above factors.
     During the second and third quarters of 2010, our operating segments generally realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative quarterly basis. Our time utilization on rental equipment improved during the second and third quarters on a sequential basis and continues to improve during the early stages of the fourth quarter. We cannot forecast whether these gross profit margin improvements during the second and third quarters are indicative of the beginnings of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any further declines, or whether our responses to ongoing or future unfavorable business conditions will be meaningful in mitigating or reversing the gross profit margin declines for the foreseeable future.
     While our equipment rentals operating segment realized revenue growth for the third quarter of 2010 compared to the third quarter of 2009, our other operating segments continued to experience revenue declines for each of the first three comparative quarters of 2010. Continued weakness or further deterioration in the non-residential construction and industrial sectors could result in continuing declining revenues and gross profits/margins and may have a material adverse effect on our financial position, results of operations and cash flows in the future. We have proactively responded to these unfavorable business factors in 2009 and early 2010 through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or to branches in new markets where demand is higher; minimizing rental fleet capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using some of the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt. We believe that these measures strengthen our balance sheet by improving our cash position. We will continue to evaluate and respond to business conditions as appropriate. While we cannot predict the timing or impact of an economic recovery and/or substantially improved conditions within the construction and industrial sectors, we believe that our efforts position us to take advantage of future opportunities when an economic and business recovery occurs.

     Our operating results for the three and nine months ended September 30, 2009 and the related period-to-period comparisons below were impacted by the sale of a substantial portion of our Yale® lift truck assets. On July 31, 2009, the Company sold certain of its Yale® lift truck assets in its rental fleet, new and used equipment inventories and parts inventories located in the Intermountain region of the United States to Arnold Machinery Company (the “Arnold Transaction”) for total cash proceeds of approximately $15.7 million. At the time of the sale, these Yale® lift trucks comprised approximately 71% of the total lift trucks in our rental fleet and approximately 3.5% of our total rental fleet assets (based on net book value). The Yale brand accounted for less than 5% of our total revenues in 2009 through the date of the Arnold Transaction. Details of the Arnold Transaction are presented below (amounts in thousands):

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
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Revenues.

			Total	Total
	Three Months Ended		Dollar	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$48,272	$45,108	$3,164	7.0%
New equipment sales	47,697	48,685	(988)	(2.0)%
Used equipment sales	14,700	32,698	(17,998)	(55.0)%
Parts sales	22,599	25,786	(3,187)	(12.4)%
Services revenues	12,412	15,225	(2,813)	(18.5)%
Non-Segmented revenues	8,164	8,126	38	0.5%

Total revenues	$153,844	$175,628	$(21,784)	(12.4)%

     Total Revenues. Our total revenues were $153.8 million for the three month period ended September 30, 2010 compared to $175.6 million for the same three month period in 2009, a decrease of $21.8 million, or 12.4%. Included in total revenues for the three months ended September 30, 2009 were revenues of $16.6 million from the Arnold Transaction. Revenues for all reportable segments and non-segmented revenues are further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended September 30, 2010 increased $3.2 million, or 7.0%, to $48.3 million from $45.1 million in the same three month period in 2009. Rental revenues from earthmoving equipment increased $3.9 million while rental revenues from aerial work platforms and other equipment increased $1.1 million and $0.2 million, respectively. These increases were offset by decreases in crane and lift truck rental revenues of $1.2 million and $0.8 million, respectively. Our average rental rates for the three month period ended September 30, 2010 declined 5.9% compared to the same three month period in 2009.

     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2010 improved to 29.2% compared to 25.5% for the same three month period in 2009, an increase of 3.7%. The increase in comparative rental equipment dollar utilization was the net result of an 8.0% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), which was partially offset by the 5.9% decrease in average rental rates in the comparative period. Rental equipment time utilization based on the number of rental equipment units available for rent was 62.3% for the three month period ended September 30, 2010 compared to 54.3% for the same three month period in 2009. Rental equipment time utilization as a percentage of original equipment cost was 65.9% for the three months ended September 30, 2010 compared to approximately 57.0% for the same three month period in 2009, an increase of 8.9%.
     New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2010 decreased $1.0 million, or 2.0%, to $47.7 million from $48.7 million for the comparable period in 2009. The Arnold Transaction accounted for $1.2 million of new lift truck equipment sales revenues for the three month period ended September 30, 2009. Sales of new cranes decreased $9.2 million, reflecting lower demand due to the macroeconomic downturn and the other factors discussed above. Sales of new lift trucks decreased $1.2 million largely as a result of the Arnold Transaction. Sales of new earthmoving equipment increased $4.6 million, while sales of aerial work platforms increased $4.2 million and sales of other equipment increased $0.6 million.
     Used Equipment Sales Revenues. Our used equipment sales decreased $18.0 million, or 55.0%, to $14.7 million for the three month period ended September 30, 2010, from $32.7 million for the same three month period in 2009. The Arnold Transaction accounted for $13.4 million of used lift truck sales revenues for the three month period ended September 30, 2009. The remaining decrease is primarily as a result of lower demand for used equipment. Sales of used cranes decreased $2.6 million, while sales of used earthmoving equipment and other equipment decreased $1.1 million and $0.6 million, respectively. Inclusive of the sales revenues from the Arnold Transaction in 2009, used lift truck sales decreased approximately $13.8 million.
     Parts Sales Revenues. Our parts sales decreased approximately $3.2 million, or 12.4%, to $22.6 million for the three month period ended September 30, 2010 from $25.8 million for the same three month period in 2009. Parts revenues related to the Arnold Transaction totaled $1.1 million for the three month period ended September 30, 2009. The remaining decline in parts revenues was due to a decrease in customer demand for parts.
     Services Revenues. Our services revenues for the three month period ended September 30, 2010 decreased $2.8 million, or 18.5%, to $12.4 million from $15.2 million for the same three month period last year. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the three month period ended September 30, 2009 related to the termination of related lift truck maintenance and repair contracts. The remaining decline in service revenues was largely due to a decrease in demand for services related to the decline in construction and industrial activity in the past year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended September 30, 2010, our other revenues were approximately $8.2 million compared to $8.1 million in the same three month period in 2009.
     Gross Profit.

			Total	Total
			Dollar	Percentage
	Three Months Ended		Change	Change
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$18,092	$13,794	$4,298	31.2%
New equipment sales	4,718	5,136	(418)	(8.1)%
Used equipment sales	3,617	5,629	(2,012)	(35.7)%
Parts sales	5,889	6,834	(945)	(13.8)%
Services revenues	7,235	9,579	(2,344)	(24.5)%
Non-Segmented revenues	(1,631)	(1,005)	(626)	(62.3)%

Total gross profit	$37,920	$39,967	$(2,047)	(5.1)%

     Total Gross Profit. Our total gross profit was $37.9 million for the three month period ended September 30, 2010 compared to $40.0 million for the same three month period in 2009, a decrease of approximately $2.1 million, or 5.1%. Total gross profit margin for the three month period ended September 30, 2010 improved to 24.6%, up 1.8% from the 22.8% gross margin in 2009. The Arnold Transaction, inclusive of the $0.9 million of deferred services revenues recognized as discussed above, contributed $1.6 million in total gross profit on a total gross profit margin of 9.6% for the three month period ended September 30, 2009. Gross profit (loss) and gross margin for all reportable segments and non-segmented revenues are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended September 30, 2010 increased $4.3 million, or 31.2%, to $18.1 million from $13.8 million in the same three month period in 2009. The increase in equipment rentals gross profit is the net result of a $3.2 million increase in rental revenues for the three month period ended September 30, 2010 and a $1.5 decrease in rental equipment depreciation expense due to a smaller fleet size in 2010 compared to 2009, which was partially offset by a $0.3 million net increase in rental expenses. As a percentage of equipment rental revenues, maintenance and repair costs were 15.5% for the three month period ended September 30, 2010 compared to approximately 15.4% for the same three month period in 2009 and depreciation expense was 40.7% for the three month period ended September 30, 2010 compared to 46.8% for the same three month period in 2009.
     Gross profit margin for the three month period ended September 30, 2010 was 37.5%, up 6.9% from 30.6% in the same three month period in 2009. The gross profit margin increase was primarily due to the higher rental equipment dollar utilization, the current year decrease in depreciation expense as a percentage of equipment rental revenues and the product mix of equipment rented, which was partially offset by the 5.9% decrease in average comparative rental rates and the slight increase in current year maintenance and repair costs as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2010 decreased approximately $0.4 million, or 8.1%, to $4.7 million compared to $5.1 million for the same three month period in 2009 on a total new equipment sales decline of $1.0 million. Gross profit margin on new equipment sales for the three month period ended September 30, 2010 was 9.9%, a decrease of 0.6% from 10.5% in the same three month period in 2009, reflecting lower margins on new crane sales and aerial work platforms. The Arnold Transaction accounted for new equipment sales gross profit of $36,000 on a gross profit margin of 3.2% for the three month period ended September 30, 2009.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2010 decreased $2.0 million, or 35.7%, to $3.6 million from $5.6 million for the same three month period in 2009 on a used equipment sales decrease of $18.0 million. Gross profit margin for the three month period ended September 30, 2010 was 24.6%, up 7.4% from 17.2% in the same three month period in 2009. The Arnold Transaction accounted for $0.6 million in gross profit in the prior year period with a gross profit margin of 4.5%. Gross profit margin, excluding the impact of the Arnold Transaction, was 26.1% for the three month period ended September 30, 2009. Our used equipment sales from the rental fleet, which comprised approximately 79.5% and 88.8% of our used equipment sales for the three month periods ended September 30, 2010 and 2009, respectively, were approximately 140.6% of net book value for the three month period ended September 30, 2010 compared to 122.8% for the same three month period in 2009.
     Parts Sales Gross Profit. For the three month period ended September 30, 2010, our parts sales gross profit decreased $0.9 million, or 13.8%, to $5.9 million from $6.8 million for the same three month period in 2009 on a $3.2 million decline in parts sales revenues. Gross profit margin for the three month period ended September 30, 2010 was 26.1%, a decrease of 0.4% from 26.5% in the same three month period in 2009, as a result of the mix of parts sold. The Arnold Transaction accounted for approximately $50,000 in gross profit on a gross profit margin of 4.7% in the three month period ended September 30, 2009.
     Services Revenues Gross Profit. For the three month period ended September 30, 2010, our services revenues gross profit decreased $2.3 million, or 24.5%, to $7.2 million from approximately $9.5 million for the same three month period in 2009 on a $2.8 million decline in services revenues. Gross profit margin for the three month period ended September 30, 2010 was 58.3%, down 4.6% from 62.9% in the same three month period in 2009 due to revenue mix. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the prior year period related to the termination of related lift truck maintenance and repair contracts. Excluding the Arnold Transaction, gross margin was approximately 60.6% in the prior year period.
     Non-Segmented Other Revenues Gross Loss. For the three month period ended September 30, 2010, our non-segmented other revenues realized a gross loss of approximately $1.6 million compared to a gross loss of $1.0 million for the same three month period in 2009, a $0.6 million increase in gross loss, as a result of higher fuel and outside hauling costs.
     Selling, General and Administrative Expenses. SG&A expenses increased approximately $1.5 million, or 4.3%, to $36.6 million for the three month period ended September 30, 2010 compared to $35.1 million for the same three month period in 2009. The net increase in SG&A expenses was attributable to several factors. Depreciation expense increased $0.7 million, primarily related to the depreciation of the ERP system, which was substantially complete and ready for its intended use in January 2010. Employee salaries and wages and related employee expenses increased $0.5 million while bad debt expense increased $0.2 million and other corporate overhead expenses increased $0.4 million. These increases were offset by a $0.3 million decrease in legal and professional fees. Stock-based compensation expense was $0.3 million and $0.2 million for the three month periods ended September 30, 2010 and 2009, respectively. As a percent of total revenues, SG&A expenses were 23.8% for the three month period ended September 30, 2010, an increase of 3.8% from 20.0% for the same three month period in 2009, reflecting the expense increases described above, the fixed cost nature of certain SG&A expenses and the 12.4% decline in comparative total revenues.
     Other Income (Expense). For the three month period ended September 30, 2010, our net other expenses decreased approximately $0.4 million to $7.3 million compared to $7.7 million for the same three month period in 2009. The decrease was the net result of a $0.5 million decrease in interest expense to $7.3 million for the three month period ended September 30, 2010 compared to $7.8 million for the same three month period in 2009, which was partially offset by a $0.1 million decrease in other income. Comparative interest expense incurred on our senior secured credit facility was approximately $0.1 million lower in the three month period ended September 30, 2010 compared to the same period in 2009. Interest expense on our manufacturing flooring plan payables used to finance inventory purchases decreased approximately $0.4 million, primarily as a result of lower outstanding balances on those manufacturing flooring plan payables in the most recent year period.
     Income Taxes. We recorded an income tax benefit of approximately $2.0 million for the three month period ended September 30, 2010 compared to an income tax benefit of $0.3 million for the three month period ended September 30, 2009. Our effective income tax rate for the three month period ended September 30, 2010 was approximately 35.1% compared to 10.3% for the same three month period in 2009. The lower effective income tax rate for the three month period ended September 30, 2009 was the result of the lower pre-tax income in 2009 in relation to the permanent differences and the decrease of a permanent benefit related to tax deductible goodwill amortization, for which no deferred income taxes can be recognized until realized, in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). In accordance with ASC 740, the actual effective year-to-date tax rate was applied in the prior year third quarter. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2010 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2010	2009	Decrease	Decrease
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$126,400	$150,669	$(24,269)	(16.1)%
New equipment sales	103,952	172,010	(68,058)	(39.6)%
Used equipment sales	46,062	69,254	(23,192)	(33.5)%
Parts sales	65,013	78,144	(13,131)	(16.8)%
Services revenues	36,466	46,164	(9,698)	(21.0)%
Non-Segmented revenues	21,643	25,824	(4,181)	(16.2)%

Total revenues	$399,536	$542,065	$(142,529)	(26.3)%

     Total Revenues. Our total revenues were $399.5 million for the nine month period ended September 30, 2010 compared to $542.1 million for the same nine month period in 2009, a decrease of approximately $142.5 million, or 26.3%. Included in total revenues for the nine months ended September 30, 2009 were revenues of $16.6 million from the Arnold Transaction. Revenues decreased for all reportable segments and non-segmented revenues as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the nine month period ended September 30, 2010 decreased $24.3 million, or 16.1%, to $126.4 million from $150.7 million in the same nine month period in 2009. Revenues from aerial work platforms decreased $17.0 million, cranes decreased $6.8 million. These decreases were due to lower demand resulting from the macroeconomic downturn and the other factors discussed above, which also negatively impacted our rental rates. Our average rental rates for the nine month period ended September 30, 2010 declined 9.6% compared to the same nine month period in 2009. Rental revenues from lift trucks decreased $5.3 million, primarily as a result of the Arnold Transaction. Partially offsetting these decreases in rental revenues were a $3.3 million increase in earthmoving equipment rentals and a $1.5 million increase in other equipment rentals.

     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2010 was 25.5% compared to 27.1% for the same nine month period in 2009, a decrease of 1.6%. The decrease in comparative rental equipment dollar utilization was the net result of the 9.6% decrease in average rental rates in the comparative period and a 0.3% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent). Rental equipment time utilization was 55.6% for the nine month period ended September 30, 2010 compared to 55.3% for the same nine month period in 2009. Rental equipment time utilization as a percentage of original equipment cost was 58.4% for the nine months ended September 30, 2010 compared to 57.5% for the same nine month period ended September 30, 2009, an increase of 0.9%.
     New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2010 decreased approximately $68.0 million, or 39.6%, to $104.0 million from $172.0 million for the comparable period in 2009. The Arnold Transaction accounted for $1.1 million of new lift truck equipment sales revenues in the prior year period. Sales of new cranes decreased $74.0 million, reflecting lower demand due to the macroeconomic downturn and the other factors discussed above. Sales of new lift trucks decreased $3.4 million largely as a result of the Arnold Transaction, while sales of new other equipment decreased approximately $0.4 million. Partially offsetting these new equipment sales decreases was a $5.8 million increase in the sales of new aerial work platforms and a $4.0 million increase in sales of new earthmoving equipment.
     Used Equipment Sales Revenues. Our used equipment sales decreased $23.2 million, or 33.5%, to $46.1 million for the nine month period ended September 30, 2010, from $69.3 million for the same nine month period in 2009, primarily as a result of lower demand for used equipment. The Arnold Transaction accounted for $13.4 million of used lift truck sales revenues in the prior year period. Sales of used aerial work platform equipment and used cranes decreased $4.5 million and $2.9 million, respectively. Used lift truck sales decreased $14.3 million and other used equipment sales decreased approximately $1.1 million while sales of used earthmoving equipment decreased $0.5 million.
     Parts Sales Revenues. Our parts sales decreased $13.1 million, or 16.8%, to $65.0 million for the nine month period ended September 30, 2010 from $78.1 million for the same nine month period in 2009. Parts revenues related to the Arnold Transaction totaled $1.1 million in the prior year period. The decline in parts revenues was due to a decrease in customer demand for parts due to the decline in construction and industrial activity in the past year.
     Services Revenues. Our services revenues for the nine month period ended September 30, 2010 decreased $9.7 million, or 21.0%, to approximately $36.5 million from $46.2 million for the same nine month period last year. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the prior year period related to the termination of related lift truck maintenance and repair contracts. The decline in service revenues was largely due to a decrease in demand for services due to the decline in construction and industrial activity in the past year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine month period ended September 30, 2010, our other revenues were $21.6 million, a decrease of $4.2 million, or 16.2%, from $25.8 million in the same nine month period in 2009. The decrease was primarily due to a decrease in the volume of these services in conjunction with the decline of our primary business activities.

     Gross Profit.

			Total	Total
	Nine Months Ended		Dollar	Percentage
	September 30,		Change	Change
	2010	2009	Decrease	Decrease
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$38,969	$50,439	$(11,470)	(22.7)%
New equipment sales	9,960	21,491	(11,531)	(53.7)%
Used equipment sales	10,372	12,772	(2,400)	(18.8)%
Parts sales	17,209	21,805	(4,596)	(21.1)%
Services revenues	22,661	29,105	(6,444)	(22.1)%
Non-Segmented revenues	(4,987)	(859)	(4,128)	(480.6)%

Total gross profit	$94,184	$134,753	$(40,569)	(30.1)%

     Total Gross Profit. Our total gross profit was $94.2 million for the nine month period ended September 30, 2010 compared to $134.8 million for the same nine month period in 2009, a decrease of $40.6 million, or 30.1%. Total gross profit margin for the nine month period ended September 30, 2010 was 23.6%, a decrease of 1.3% from the 24.9% gross profit margin for the same nine month period in 2009. The Arnold Transaction contributed $1.6 million in gross profit on a total gross profit margin of 9.6% in the prior year period. Gross profit (loss) and gross margin for all reportable segments and non-segmented revenues are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine month period ended September 30, 2010 decreased approximately $11.5 million, or 22.7%, to $39.0 million from approximately $50.5 million in the same nine month period in 2009. The decrease in equipment rentals gross profit is the net result of a $24.3 million decrease in rental revenues for the nine month period ended September 30, 2010, which was partially offset by a $3.3 million net decrease in rental expenses and a $9.5 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller fleet size in 2010 compared to 2009. As a percentage of equipment rental revenues, maintenance and repair costs were approximately 16.1% for the nine month period ended September 30, 2010 compared to 15.2% for the same nine month period in 2009 and depreciation expense was 46.1% for the nine month period ended September 30, 2010 compared to 45.0% for the same nine month period in 2009. These percentage increases were primarily attributable to the decline in comparative rental revenues.
     Gross profit margin for the nine month period ended September 30, 2010 was 30.9%, down 2.5% from 33.4% in the same nine month period in 2009. This gross profit margin decline was primarily due to the 9.6% decline in our average rental rates and the product mix of equipment rented, combined with the current year increase in rental and depreciation expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2010 decreased $11.5 million, or 53.7%, to $10.0 million compared to $21.5 million for the same nine month period in 2009 on a total new equipment sales decline of $68.1 million. Gross profit margin on new equipment sales for the nine month period ended September 30, 2010 was 9.5%, a decrease of 3.0% from 12.5% in the same nine month period in 2009, reflecting lower demand for new equipment and lower margins on new crane sales. The Arnold Transaction accounted for new equipment sales gross profit of $36,000 on a gross profit margin of 3.2% in the prior year period.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2010 decreased $2.4 million, or 18.8%, to $10.4 million from $12.8 million for the same nine month period in 2009 on a used equipment sales decrease of $23.2 million. Gross profit margin for the nine month period ended September 30, 2010 was 22.6%, up 4.0% from 18.6% in the same nine month period in 2009, as a result of the impact of lower demand for used equipment and pass thru’s of trade-in inventory in the prior year second quarter combined with the impact of the Arnold Transaction in the third quarter of last year. The Arnold Transaction accounted for $0.6 million in gross profit with a gross profit margin of 4.5%. Our used equipment sales from the rental fleet, which comprised approximately 75.3% and 82.9% of our used equipment sales for the nine month periods ended September 30, 2010 and 2009, respectively, were approximately 136.8% of net book value for the nine month period ended September 30, 2010 compared to 126.5% for the same nine month period in 2009.
     Parts Sales Gross Profit. For the nine month period ended September 30, 2010, our parts sales gross profit decreased $4.6 million, or 21.1%, to $17.2 million from $21.8 million for the same nine month period in 2009 on a $13.1 million decline in parts sales. Gross profit margin for the nine month period ended September 30, 2010 was 26.5%, a decrease of 1.4% from 27.9% in the same nine month period in 2009, as a result of the mix of parts sold. The Arnold Transaction accounted for approximately $50,000 in gross profit on a gross profit margin of 4.7% in the prior year period.
     Services Revenues Gross Profit. For the nine month period ended September 30, 2010, our services revenues gross profit decreased $6.4 million, or 22.1%, to $22.7 million from $29.1 million for the same nine month period in 2009 on a $9.7 million decline in services revenues. Gross profit margin for the nine month period ended September 30, 2010 was 62.2%, down 0.8% from 63.0% in the same nine month period in 2009 due to revenue mix. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the prior year period related to the termination of related lift truck maintenance and repair contracts. Excluding the Arnold Transaction, gross margin was approximately 62.3% in the prior year period
     Non-Segmented Other Revenues Gross Profit (Loss). For the nine month period ended September 30, 2010, our non-segmented other revenues realized a gross loss of approximately $5.0 million compared to a gross loss of approximately $0.9 million for the same nine month period in 2009, as a result of declines in transportation, hauling and freight revenues and service related revenues associated with lower revenues in our primary business activities.
     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $1.1 million, or 1.0%, to $109.2 million for the nine month period ended September 30, 2010 compared to approximately $110.3 million for the same nine month period in 2009. The net decrease in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses decreased $3.9 million as a result of cost control measures instituted by the Company, including workforce headcount reductions since the beginning of 2009, combined with lower commissions in the current nine month period that resulted from lower rental and sales revenues. Bad debt expense decreased $0.4 million as a result of some deterioration in our accounts receivable agings in the first quarter of last year. These decreases were partially offset by a $0.8 million increase in legal and professional fees resulting primarily from data conversion costs and other consulting fees related to our ERP system implementation. Additionally, depreciation expense increased $2.4 million, primarily related to the depreciation of the ERP system, which was substantially complete and ready for its intended use in January 2010. Stock-based compensation expense was $0.7 million and $0.6 million for the nine month periods ended September 30, 2010 and 2009, respectively. As a percent of total revenues, SG&A expenses were 27.3% for the nine month period ended September 30, 2010, an increase of 6.9% from 20.4% for the same nine month period in 2009, reflecting the higher expenses described above, the fixed cost nature of certain SG&A expenses and the 26.3% decline in comparative total revenues.
     Other Income (Expense). For the nine month period ended September 30, 2010, our net other expenses decreased $1.9 million to $21.6 million compared to $23.5 million for the same nine month period in 2009. The decrease was the net result of a $2.2 million decrease in interest expense to approximately $21.8 million for the nine month period ended September 30, 2010 compared to $24.0 million for the same nine month period in 2009, which was partially offset by a $0.4 million decrease in other income. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $0.8 million lower in the nine month period ended September 30, 2010 compared to the same period in 2009. We had no borrowings under our senior secured credit facility for the nine month period ended September 30, 2010, but incurred approximately $1.4 million in interest costs related to the amortization of deferred financing costs, commitment fees and letter of credit fees. For the nine month period ended September 30, 2009, we incurred approximately $2.3 million in interest expense related to the senior secured credit facility for borrowings under the facility, amortization of deferred financing costs, commitment fees and letter of credit fees. Additionally, interest expense on our manufacturing flooring plan payables used to finance inventory purchases decreased approximately $1.4 million in the most recent year period, as a result of lower outstanding balances on those manufacturing flooring plan payables.
     Income Taxes. We recorded an income tax benefit of $13.4 million for the nine month period ended September 30, 2010 compared to income tax expense of $1.2 million for the nine month period ended September 30, 2009. Our effective income tax rate for the nine month period ended September 30, 2010 was approximately 36.8% compared to 88.2% for the same nine month period in 2009. The higher effective tax rate for the nine month period September 30, 2009 was the result of a permanent difference resulting from unrealized tax deductible goodwill amortization, for which no deferred tax benefit can be recognized in accordance with ASC 740. In accordance with ASC 740, the actual effective year-to-date tax rate was applied in the prior year third quarter. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2010 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources
     Cash flow from operating activities. For the nine month period ended September 30, 2010, our cash provided by our operating activities was exceeded by our cash used in our operating activities, resulting in net cash used in our operating activities of $14.0 million. Our reported net loss of approximately $23.0 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $29.0 million. These cash flows from operating activities were also positively impacted by an increase of $33.1 million in accounts payable. Offsetting these positive cash flows were a $17.4 million decrease in manufacturing flooring plans payable, an $28.4 million increase net accounts receivable, a $24.1 million increase in net inventories, a $2.2 million increase in prepaid expenses and other assets and a $4.0 million decrease in accrued expenses payable and other liabilities.
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
     Cash flow from investing activities. For the nine month period ended September 30, 2010, our cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $0.1 million. This was a net result of purchases of rental and non-rental equipment of $35.2 million and proceeds from the sales of rental and non-rental equipment totaling $35.1 million.
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
     Cash flow from financing activities. For the nine month period ended September 30, 2010, cash used in our financing activities was approximately $4.4 million, representing payments of our notes payable and capital lease obligation and purchases of treasury stock of $1.2 million, $0.1 million and $0.2 million, respectively, and transactions costs of $2.9 million associated with our amended and restated senior secured credit facility (see note 7 to these condensed consolidated financial statements for further information).
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
     Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $40.0 million (as adjusted if the incremental facility is exercised). The credit facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40 million (as adjusted if the incremental facility is exercised). We paid transaction costs of approximately $2.9 million in connection with the amendment and restatement of the credit facility. At November 1, 2010, we had $312.0 million of available borrowings under our senior secured credit facility, net of $8.0 million of outstanding letters of credit, and were in compliance with these covenants.

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
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2010 were approximately $58.4 million, including $26.4 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2010 were $3.3 million. In response to changing economic conditions (either positive or negative), we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.
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
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. In 2009, we fully repaid our senior secured credit facility. As of November 1, 2010, we had $312.0 million of available borrowings under our senior secured credit facility, net of $8.0 million of outstanding letters of credit.
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
Contractual and Commercial Commitments
     On July 29, 2010, we amended and restated our $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein, to, among other things, extend the facility’s maturity date from August 4, 2011 to July 29, 2015 (see also note 7 to the condensed consolidated financial statements for further information). We have no outstanding balances under the credit facility. As of September 30, 2010, there were no other material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Off-Balance Sheet Arrangements
     There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the index rate plus an applicable margin of 1.50% to 2.25%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.50% to 3.25%, depending on the leverage ratio, in the case of LIBOR revolving loans. At September 30, 2010, we had no outstanding borrowings under our senior secured credit facility. Further, we did not have significant exposure to changing interest rates as of September 30, 2010 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2010, our current disclosure controls and procedures were effective.
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
     Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2010, as part of the Company’s on-going ERP project, our ERP system was implemented in 14 of the Company’s branches, as well as in the Company’s centralized corporate accounting operations. During the quarter ended June 30, 2010, the ERP system was implemented in our 53 remaining branches and will be implemented in subsequent new branch openings. As a result, various internal controls related to our business processes, user security, account structure, system reporting and approval procedures were modified and redesigned to conform to the new ERP system. Although management believes internal controls have been maintained or enhanced by the ERP system implemented, the design and operating effectiveness of the controls in the newly upgraded environments have not been completely assessed as of September 30, 2010. As such, there is a risk that deficiencies may exist that have not yet been identified that could be deemed significant deficiencies or, in the aggregate, a material weakness. In 2010 management will continue its assessment of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) relating to the new ERP system. Otherwise, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities
     On June 30, 2010, 27,551 shares of non-vested stock that were issued in 2009 vested at $7.49 per share. On July 7, 2010, holders of those vested shares returned 4,813 shares of common stock to the Company as payment for their respective employee withholding taxes. This resulted in an addition of 4,813 shares to Treasury Stock.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.

Item 6. Exhibits.

10.1	Third Amended and Restated Credit Agreement, dated as of July 29, 2010, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., H&E Equipment Services (Mid-Atlantic), Inc., General Electric Capital Corporation, as Agent, Bank of America, N.A. as co-syndication agent, documentation agent, joint lead arranger and joint bookrunner and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 3, 2010).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.
Dated: November 5, 2010	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2010	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Third Amended and Restated Credit Agreement, dated as of July 29, 2010, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., H&E Equipment Services (Mid-Atlantic), Inc., General Electric Capital Corporation, as Agent, Bank of America, N.A. as co-syndication agent, documentation agent, joint lead arranger and joint bookrunner and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 3, 2010).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).