Form 10-K
period 2010-12-31
H&E Equipment Services, Inc.
filed 2011-03-03
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $206,531,994 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter).
As of March 1, 2011, there were 35,029,804 shares of common stock, par value $0.01 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.
Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2010.

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction and industrial activity in the markets where we operate in North America, as well as the depth and duration of the recent macroeconomic downturn and related decreases in construction and industrial activities, which may continue to significantly affect our revenues and operating results;

•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;

•	relationships with equipment suppliers;

•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;

•	our indebtedness;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under Item 1A — Risk Factors or elsewhere in this Annual Report on Form 10-K.
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
SPECIAL NOTE REGARDING THE REGISTRANT
     In connection with our initial public offering of our common stock in February 2006, we converted H&E Equipment Services L.L.C. (“H&E LLC”), a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“H&E Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and a wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of the initial public offering on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed under operation of law pursuant to the reincorporation merger. In these transactions, holders of preferred limited liability company interests and holders of common limited liability company interests in H&E Holdings received shares of our common stock. We refer to these transactions collectively in this Annual Report on Form 10-K as the “Reorganization Transactions.” Unless we state otherwise, the information in this Annual Report on Form 10-K gives effect to these Reorganization Transactions. Also, except where specifically noted, references in this Annual Report on Form 10-K to “the Company,” “we” or “us” mean H&E Equipment Services L.L.C. for periods prior to February 3, 2006, and H&E Equipment Services, Inc. for periods on or after February 3, 2006.

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
     By providing rental, sales, parts, repair and maintenance functions under one roof, we offer our customers a one-stop solution for their equipment needs. This full-service approach provides us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, new and used equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enables us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we have developed throughout our history as an integrated services company provide us with a competitive advantage over rental-focused companies and equipment distributors. In addition, our focus on four core categories of heavy construction and industrial equipment enables us to offer specialized knowledge and support to our customers. For the year ended December 31, 2010, we generated total revenues of approximately $574.2 million. The pie charts below illustrate a breakdown of our revenues and gross profit (loss) for the year ended December 31, 2010 by business segment (see note 18 to our consolidated financial statements for further information regarding our business segments):

Revenue by Segment ($ in millions)	Gross Profit (Loss) in Segments ($ in millions)

     We have operated, through our predecessor companies, as an integrated equipment services company for approximately 50 years and have built an extensive infrastructure that includes 67 full-service facilities (as of March 1, 2011) located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.
Products and Services
     Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2010, consisted of 16,270 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $685.1 million and an average age of approximately 43.1 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.
     New Equipment Sales. We sell new heavy construction and industrial equipment in all four core equipment categories, and are a leading U.S. distributor for nationally recognized suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, and Bobcat. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. Our new equipment sales operation is a source of new customers for our parts sales and service support activities, as well as for used equipment sales.
     Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2010, approximately 76.5% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and service business for us.
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
Industry Background
     The U.S. construction equipment distribution industry is fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. This industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, and demand for rental equipment and has been adversely affected by the recent economic downturn and the related decline in construction and industrial activities. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of rental equipment companies include United Rentals, Hertz

Equipment Rental and Rental Service Corporation. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment services company, we rent, sell and provide parts and service support. Although many of the historically pure equipment rental companies also provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our service and sales staff provides.
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
     Well-Developed Infrastructure. We have built an infrastructure that as of March 1, 2011 included a network of 67 full-service facilities, and a workforce that included a highly-skilled group of approximately 509 service technicians and an aggregate of 228 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.
     Leading Distributor for Suppliers. We are a leading U.S. distributor for nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu and Bobcat. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs.
     Customized Information Technology Systems. Our information systems allow us to actively manage our business and our rental fleet. We have a customer relationship management system that provides our sales force with real-time access to customer and sales information. In addition, our new enterprise resource planning system (“ERP”) implemented in 2010 expands our ability to provide more timely and meaningful information to manage our business.
     Experienced Management Team. Our senior management team is led by John M. Engquist, our President and Chief Executive Officer, who has approximately 36 years of industry experience. Our senior and regional managers have an average of approximately 23 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.

Our Business Strategy
     During 2009 and 2010, we have faced unprecedented economic and business challenges, including (i) a recessionary environment reflected by weak demand for our products and services and (ii) unfavorable credit markets which limited our customers’ access to capital; and we face continuing economic uncertainty into 2011. Please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview for a discussion of some of the actions we took in response to these economic challenges.
     Our business strategy includes, among other things, leveraging our integrated business model, managing the life cycle of our rental equipment, further developing our parts and services operations and selectively entering new markets and pursuing acquisitions. However, the timing and extent to which we implement these various aspects of our strategy depend on a variety of factors, many of which are outside our control, such as general economic conditions and construction activity in the United States.
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
     Enter Carefully Selected New Markets. We intend to continue our strategy of selectively expanding our network to solidify our presence in attractive and contiguous regions where we operate. We look to add new locations in those markets that offer attractive growth opportunities, high demand for construction and heavy equipment, and contiguity to our existing markets. During 2009, we opened new branch facilities in Sacramento, Nashville and Baltimore. During 2010, we opened new branch facilities in Indianapolis, Louisville, Huntsville (Alabama) and Pasco (Washington).
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
History
     Through our predecessor companies, we have been in the equipment services business for approximately 50 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head &

Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.
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
     We completed, effective as of February 28, 2006, the acquisition of all the outstanding capital stock of Eagle High Reach Equipment, Inc. (now known as H&E California Holdings, Inc.) and all of the outstanding equity interests of its subsidiary, Eagle High Reach Equipment, LLC (now known as H&E Equipment Services (California) LLC) (collectively, “Eagle” or the “Eagle Acquisition”). Prior to the acquisition, Eagle was a privately-held construction and industrial equipment rental company serving the southern California construction and industrial markets out of four branch locations.
     We completed, effective as of September 1, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress” or the “Burress Acquisition”) (now known as H&E Equipment Services (Mid-Atlantic), Inc.). Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States.
Customers
     We serve approximately 28,500 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2010, no single customer accounted for more than 1.8% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 9.6% of our total revenues in 2010.
Sales and Marketing
     We have two distinct, focused sales forces; one specializing in equipment rentals and one focused specifically on new and used equipment sales. We believe maintaining separate sales forces for equipment rental and equipment sales is important to our customer service, allowing us to effectively meet the demands of different types of customers.
     Both our rental sales force and equipment sales force are divided into smaller, product focused teams which enhances the development of in-depth product application and technical expertise. To further develop knowledge and experience, we provide our sales forces with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of new equipment. This training is essential, as our sales personnel regularly call on customers’ job sites, often assisting customers in assessing their immediate and ongoing equipment needs. In addition, we have a commission-based compensation program for our sales forces.

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
Suppliers
     We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 73% of our new equipment and rental fleet from three manufacturers (Grove/Manitowoc, Komatsu, and Genie) during the year ended December 31, 2010. These relationships improve our ability to negotiate equipment acquisition pricing. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and service that in many cases are covered under the manufacturer’s warranty. We are a leading U.S. distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat, and Grove/Manitowoc. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.
Information Technology Systems
     We have specialized information systems that track (1) rental inventory utilization statistics; (2) maintenance and repair costs; (3) returns on investment for specific equipment types; and (4) detailed operational and financial information for each piece of equipment. These systems enable us to closely monitor our performance and actively manage our business, and include features that were custom designed to support our integrated services platform. The point-of-sale aspect of our systems enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. In addition, our systems include, among other features, on-line contract generation, automated billing, applicable sales tax computation and automated rental purchase option calculation. We customized our customer relationship management system to enable us to more effectively manage our sales territories and sales representatives’ activity. This customer relationship management system provides sales and customer information, available rental fleet and inventory information, a quote system and other organizational tools to assist our sales forces. We maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers’ owned-equipment and enables us to more effectively provide parts and service to meet their needs. All of our critical systems run on servers and other equipment that is current technology and available from major suppliers and serviceable through existing maintenance agreements.
     In the first quarter of 2010, our new ERP system was implemented in 14 of the Company’s branches, as well as in the Company’s centralized corporate accounting operations. During the quarter ended June 30, 2010, the ERP system was implemented in our 53 remaining branches and it will be implemented in new branches as they open.
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
     We believe that participants in the equipment rental industry generally compete on the basis of availability, quality, reliability, delivery and price. In general, large operators enjoy substantial competitive advantages over small, independent rental businesses due to a distinct price advantage. Many rental equipment companies’ parts and service offerings are limited and may prove difficult to expand due to the training, infrastructure and management resources necessary to develop the breadth of service offerings and depth of knowledge our service technicians are able to provide. Some of our competitors have significantly greater financial, marketing and other resources than we do.
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

Employees
     As of December 31, 2010, we had approximately 1,616 employees. Of these employees, 639 are salaried personnel and 977 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to two branch locations cover approximately 61 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.
     Generally, the total number of employees does not significantly fluctuate throughout the year. However, acquisition activity or the opening of new branches may increase the number of our employees or fluctuations in the level of our business activity could require some staffing level adjustments in response to actual or anticipated customer demand.
Available Information
     We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we have filed with or furnished to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-3330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports for insiders and any amendments to these reports filed with or furnished to the SEC are available free of charge through our internet website (www.he-equipment.com) as soon as reasonably practicable after filing with the SEC. Additionally, we make available free of charge on our internet website:
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
Our business has been adversely affected by the recent economic downturn and the related decline in construction and industrial activities, and continued decreased demand for equipment or depressed equipment rental rates and sales prices could result in additional declines in our revenues and operating results.
     Our equipment is principally used in connection with construction and industrial activities. Consequently, the recent economic downturn, and particularly the weakness in the construction industry and the decrease in industrial activity, has led to a significant decrease in the demand for our new and used equipment and has depressed equipment rental rates and the sales prices for the equipment we sell. Our business may also be negatively impacted, either temporarily or long-term, by:
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
     The recent economic downturn and the decline in construction and industrial related activity has adversely affected our revenues and our operating results in 2009 and 2010, as reflected in declining revenues and lower gross margins realized on our equipment rentals and on the sale of new and used inventory. Although we have seen some recent improvements in our revenues and gross margins, continued weakness or further deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet.
The recent economic downturn makes it difficult for us to forecast trends, which may have an adverse impact on our business and financial condition.
     The recent economic downturn — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may enter into a prolonged recessionary period — make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market share as the current economy improves.
Unfavorable conditions or further disruptions in the capital and credit markets may continue to adversely impact business conditions and the availability of credit.

     Disruptions in the global capital and credit markets as a result of the recent economic downturn, continuing economic uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. Additionally, unfavorable market conditions could continue and impede the rate of economic recovery, which may continue to depress demand for our products and services or make it more difficult for our customers to obtain financing and credit on reasonable terms. Also more of our customers may be unable to meet their payment obligations to us, increasing delinquencies and credit losses. Moreover, our suppliers may be adversely impacted, causing disruption or delay of product availability. These events could negatively impact our business, financial position, results of operations and cash flows.
     In addition, if the financial institutions that have extended line of credit commitments to us are adversely affected by the conditions of the capital and credit markets, it may become unable to fund borrowings under those credit commitments, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, acquisitions, capital expenditures and other corporate purposes.
We have, and may incur, significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.
     We have a significant amount of indebtedness and may incur additional indebtedness. As of December 31, 2010, our total indebtedness was $252.8 million, consisting of the aggregate amounts outstanding under our senior unsecured notes ($250.0 million) and capital lease obligations ($2.8 million). Although the indenture for our senior unsecured notes limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indenture does not impose any limitation on our incurrence of certain liabilities that are not considered “Indebtedness” under the indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “Unrestricted Securities” under the indenture.
     At December 31, 2010, we had no outstanding borrowings under our secured credit facility and had $312.0 million of borrowing availability. At March 1, 2011, we had no outstanding borrowings under our senior secured credit facility and had borrowing availability under the senior secured credit facility of $313.0 million and we may be able to incur additional other indebtedness. All borrowings under the senior secured credit facility as well as letters of credit outstanding under the senior secured credit facility ($8.0 million at December 31, 2010) are first-priority secured debt and effectively senior to our senior unsecured notes. Additionally, our senior unsecured notes are effectively subordinated to our capital lease obligations and our obligations under $75.1 million of first-priority secured manufacturer floor plan financings (to the extent of the value of their collateral).
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
     To service our indebtedness, we will require a significant amount of cash. Our ability to pay interest and principal in the future on our indebtedness and to fund our capital expenditures and acquisitions will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions, the availability of capital, as well as financial, business and other factors, some of which are beyond our control. For example, the recent economic downturn and decline in construction and industrial activities have adversely affected our business and our revenues.
     Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the senior unsecured notes and the senior secured credit facility agreement, may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. See also Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
Our senior secured credit facility and the indenture governing our senior unsecured notes contain covenants that limit our ability to finance future operations or capital needs, or to engage in other business activities.
     The operating and financial restrictions and covenants in our debt agreements, including the senior secured credit facility and the indenture governing our senior unsecured notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio (as defined therein) and a maximum total leverage ratio (as defined therein), in each case, in the event that our excess borrowing availability is below $40 million. Our borrowing availability under the senior secured credit facility as of December 31, 2010 was $312.0 million, net of $8.0 million of letters of credit outstanding. The imposition of the minimum fixed charge coverage ratio and maximum total leverage ratio may require that we limit our permitted capital expenditures, take action to reduce debt or act in a manner contrary to our business objectives. In addition, the senior secured credit facility and the indenture governing the senior unsecured notes contain certain covenants that, among other things, restrict our and our restricted subsidiaries’ ability to:
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
     The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of availability, quality, reliability, delivery and price. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates or sales prices. The recent market downturn and increased competitive pressures have caused us to significantly reduce our rates to maintain market share, resulting in lower operating margins and profitability. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.
We purchase a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business, as we may be unable to obtain adequate or timely rental and sales equipment.
     We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2010, we purchased approximately 73% of our rental and sales equipment from three manufacturers (Grove/Manitowoc, Komatsu, and Genie). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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
     The cost of new equipment from manufacturers that we sell or purchase for use in our rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use. These increases could materially impact our financial condition or results of operations in future periods if we are not able to pass such cost increases through to our customers.
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
     We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2010, we sold used equipment from our rental fleet at an average selling price of approximately 137.2% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse affect on our business, financial condition, results of operations or cash flows.
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
     We are dependent on the experience and continued services of our senior management team, including Mr. Engquist. Mr. Engquist has approximately 36 years of industry experience and has served as an officer of Head and Engquist since 1990, a director of Gulf Wide since 1995, an officer and director of H&E LLC since its formation in June 2002 and an officer and director of H&E Equipment Services, Inc. since its inception. If we lose the services of any member of our senior management team, particularly Mr. Engquist, and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our strategy.
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
We are exposed to various risks related to legal proceedings or claims that could adversely affect our operating results. The nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage and thereby not fully protect us.
     We are a party to lawsuits in the normal course of our business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect our business, results of operations, or financial condition, and we could incur substantial monetary liability and/or be required to change our business practices.
     Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent or sell and from injuries caused in motor vehicle accidents in which our delivery and service personnel are involved and other employee related matters. Additionally, we could be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal, state or local levels, such as those relating to the protection of persons with disabilities, employment, health, safety, security and other regulations under which we operate.
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
     When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the identifiable tangible and intangible assets of the business we acquire. At December 31, 2010, we had goodwill of approximately $34.0 million. In accordance with Accounting Standards Codification 350, Intangibles—Goodwill & Other, we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test. In connection with our annual impairment test as of October 1, 2009 and 2008, and as further discussed in note 2 to the consolidated financial statements included herein, we recorded non-cash goodwill impairments of $9.0 million and $15.9 million, respectively. Also in 2008, we recorded non-cash intangible asset impairments of approximately $6.8 million (see note 2 to the consolidated financial statements for additional information).
     If economic conditions deteriorate and result in significant declines in the Company’s stock price, or if there are significant downward revisions in the present value of our estimated future cash flows, additional impairments to one or more reporting units could occur in future periods, and such impairments could be material. A downward revision in the present value of estimated future cash flows could be caused by a number of factors, including, among others, adverse changes in the business climate, negative industry or economic trends, decline in performance in our industry sector, or a decline in market multiples for competitors. Our estimates regarding future cash flows are inherently uncertain and changes in our underlying assumptions and the impact of market conditions on those assumptions could materially affect the determination of fair value and/or goodwill impairment. Future events and changing market conditions may impact our assumptions as to revenues, costs or other factors that may result in changes in our estimates of future cash flows. We can provide no assurance that a material impairment charge will not occur in a future period. Such a charge could negatively affect our results of operations and financial position. We will continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets (see “Critical Accounting Policies and Estimates” in Part II, Item 7).
Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.
     We currently have approximately 61 employees in Utah, a significant territory in our geographic footprint, who are covered by collective bargaining agreements and approximately 1,515 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility. In addition, proposed federal legislation would make it easier for unions to organize by requiring employers to recognize unions based on card check authorization rather than by secret ballot election, and would impose arbitration to settle first-time collective bargaining agreements if the parties have not reached agreement within 120 days of recognition. The enactment of such legislation could significantly increase labor costs in ways that are difficult to predict.
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
Hurricanes, other adverse weather events, national or regional catastrophes or natural disasters could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.
     Our market areas in the Gulf Coast and Mid-Atlantic regions of the United States are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Future hurricanes could result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. In addition, climate change could lead to an increase in intensity or occurrence of hurricanes or other adverse weather events. Future occurrences of these events, as well as regional or national catastrophes or natural disasters, and their effects may adversely impact our business or results of operations.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of March 1, 2011, we had a network of 67 full-service facilities, serving approximately 28,500 customers across 24 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States.
     In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 67 total facilities, we own nine of our locations and lease 58 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama		Mississippi
Birmingham	Leased	Jackson	Leased
Huntsville	Leased	Montana
Arizona		Billings	Leased
Phoenix	Leased	Belgrade	Leased
Tucson	Leased	Missoula	Leased
Arkansas		New Mexico
Little Rock	Owned	Albuquerque	Leased
Springdale	Owned	Nevada
California		Las Vegas	Leased
Bakersfield	Leased	Reno	Leased
La Mirada	Leased	North Carolina
Sacramento	Leased	Arden	Leased
San Diego	Leased	Burlington	Leased
Santa Fe Springs	Owned	Charlotte(2)	Leased(2)
Fontana	Leased	Raleigh	Leased
Colorado		Winston-Salem	Leased
Denver	Leased	Oklahoma
Colorado Springs	Leased	Oklahoma City	Leased
Florida		Tulsa	Leased
Fort Myers	Leased	South Carolina
Orlando	Leased	Columbia	Leased
Pompano Beach	Leased	Greenville	Leased
Tampa	Leased	Tennessee
Georgia		Memphis	Leased
Atlanta	Leased	Nashville	Leased
Idaho		Texas
Boise	Leased	Austin	Leased
Coeur D’Alene	Leased	Corpus Christi	Leased
Indiana		Dallas(2)	Leased(1) Owned(1)
Indianapolis	Leased	Houston(2)	Leased(2)
Kentucky		San Antonio	Owned
Louisville	Leased	Utah
Louisiana		Salt Lake City	Leased
Alexandria	Leased	St. George	Leased
Baton Rouge	Leased	Virginia
Belle Chasse	Leased	Norfolk	Leased
Gonzales	Leased	Ashland	Owned
Kenner	Owned	Roanoke	Owned
Lafayette	Leased	Warrenton	Leased
Lake Charles	Leased	Washington
Shreveport(2)	Leased(2)	Pasco	Leased
Maryland
Baltimore(2)	Leased(1) Owned(1)
     Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately six to 92 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.
     Our corporate headquarters employs approximately 188 people. Our corporate headquarters are located in four separate locations in Baton Rouge, Louisiana, where we occupy a total of approximately 31,232 square feet under four separate leases that extend through varying dates ending October 10, 2013. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.
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
Market Information
     Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low closing sale prices per share for our common stock as reported by Nasdaq for the years ended December 31, 2009 and 2010.

	High	Low
Year ended December 31, 2009
First quarter	$7.76	$4.77
Second quarter	9.49	6.16
Third quarter	11.62	9.00
Fourth quarter	12.50	9.26
Year ended December 31, 2010
First quarter	$11.55	$9.15
Second quarter	12.51	7.49
Third quarter	9.80	6.78
Fourth quarter	12.14	7.54
Holders
     On March 1, 2011, we had 201 stockholders of record of our common stock.
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
Performance Graph
     The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc. common stock for the period January 31, 2006, the date our initial public offering was priced for initial sale and each subsequent quarter period end through and including December 31, 2010, with the cumulative return of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc., RSC Holdings, Inc., Hertz Global Holdings, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. RSC Holdings, Inc. is only included in the peer group beginning on May 23, 2007, the date its initial public offering was priced for initial sale.
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
*$100 invested on 1/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	1/31/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

H&E Equipment Services, Inc.	$100.00	$137.61	$104.89	$42.83	$58.33	$64.28
Russell 2000 Index	100.00	108.63	106.93	70.80	90.04	114.21
Peer Group	100.00	106.06	105.84	45.57	73.84	107.65
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
Issuer Purchases of Equity Securities
     There were no stock repurchases or other purchases of equity securities by the Company during the fourth quarter ended December 31, 2010.
Item 6. Selected Financial Data
     The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2007 and 2006 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2010	2009	2008	2007(1)	2006(2)
	(Amounts in thousands, except per share amounts)
Statement of operations data(3):
Revenues:
Equipment rentals	$177,970	$191,512	$295,398	$286,573	$251,374
New equipment sales	167,303	208,916	374,068	355,178	241,281
Used equipment sales	62,286	86,982	160,780	148,742	133,897
Parts sales	86,686	100,500	118,345	102,300	82,106
Services revenues	49,629	58,730	70,124	64,050	53,699
Other	30,280	33,092	50,254	46,291	42,012

Total revenues	574,154	679,732	1,068,969	1,003,134	804,369

Cost of revenues:
Rental depreciation	78,583	87,902	104,311	94,211	78,159
Rental expense	40,194	42,086	49,481	45,374	40,582
New equipment sales	150,665	183,885	324,472	307,897	211,158
Used equipment sales	48,269	70,305	121,956	112,351	97,765
Parts sales	63,902	72,786	83,561	71,791	57,909
Services revenues	18,751	21,825	25,324	23,076	19,206
Other	37,851	35,445	49,824	42,394	36,409

Total cost of revenues	438,215	514,234	758,929	697,094	541,188

Gross profit (loss):
Equipment rentals	59,193	61,524	141,606	146,988	132,633
New equipment sales	16,638	25,031	49,596	47,281	30,123
Used equipment sales	14,017	16,677	38,824	36,391	36,132
Parts sales	22,784	27,714	34,784	30,509	24,197
Services revenues	30,878	36,905	44,800	40,974	34,493
Other	(7,571)	(2,353)	430	3,897	5,603

Total gross profit	135,939	165,498	310,040	306,040	263,181

Selling, general and administrative expenses(4)	148,277	144,460	181,037	165,048	143,615
Impairment of goodwill and intangible assets(5)	—	8,972	22,721	—	—
Gain from sales of property and equipment, net	443	533	436	469	479

Income (loss) from operations	(11,895)	12,599	106,718	141,461	120,045

Other income (expense):
Interest expense(6)	(29,076)	(31,339)	(38,255)	(36,771)	(37,684)
Loss on early extinguishment of debt(7)	—	—	—	(320)	(40,771)
Other, net	591	619	934	1,045	818

Total other expense, net	(28,485)	(30,720)	(37,321)	(36,046)	(77,637)

Income (loss) before income taxes	(40,380)	(18,121)	69,397	105,415	42,408
Income tax provision (benefit)	(14,920)	(6,178)	26,101	40,789	9,694

Net income (loss)	$(25,460)	$(11,943)	$43,296	$64,626	$32,714

Net income (loss) per common share:
Basic	$(0.73)	$(0.35)	$1.22	$1.70	$0.89

Diluted	$(0.73)	$(0.35)	$1.22	$1.70	$0.88

Weighted average common shares outstanding (8):
Basic	34,668	34,607	35,575	38,065	36,933

Diluted	34,668	34,607	35,583	38,065	36,982

	For the Year Ended December 31,
	2010	2009	2008	2007(1)	2006(2)
	(Amounts in thousands)
Other financial data:
Depreciation and amortization(9)	$92,266	$99,293	$117,677	$104,281	$85,122
Statement of cash flows:
Net cash provided by operating activities	17,938	72,901	120,467	104,094	117,729
Net cash provided by (used in) investing activities	(29,669)	37,900	(36,675)	(188,647)	(191,988)
Net cash provided by (used in) financing activities	(4,456)	(76,731)	(87,288)	90,012	77,935

	As of December 31,
	2010	2009	2008	2007(1)	2006(2)
	(Amounts in thousands)
Balance sheet data:
Cash	$29,149	$45,336	$11,266	$14,762	$9,303
Rental equipment, net	426,637	437,407	554,457	577,628	440,454
Goodwill(5)	34,019	34,019	42,991	54,731	30,573
Deferred financing costs, net	7,027	5,545	6,964	8,628	9,296
Intangible assets, net(10)	429	988	1,579	10,642	34
Total assets	734,421	763,084	966,634	1,012,853	759,942
Total debt(11)	252,754	254,110	330,584	374,951	265,965
Stockholders’ Equity	254,250	278,882	290,207	288,078	235,584

(1)	Our operating results for the years ended December 31, 2007, 2008, 2009 and 2010 include the operating results of H&E Equipment Services (Mid-Atlantic) since September 1, 2007, the date of our acquisition of J.W. Burress, Incorporated.

(2)	Our operating results for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 include the operating results of H&E California Holdings, Inc. and H&E Equipment Services (California), LLC since February 28, 2006, the date of our acquisition of Eagle High Reach Equipment, Inc and Eagle High Reach Equipment, LLC.

(3)	See note 18 to the consolidated financial statements discussing segment information.

(4)	Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification 718, Stock Compensation. Stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 totaled $1.0 million, $0.7 million, $1.5 million, $1.3 million and $1.0 million, respectively.

(5)	As more fully described in note 2 to the consolidated financial statements, and in connection with our annual impairment test, we recorded in 2009 a non-cash goodwill impairment of approximately $9.0 million, or $5.5 million after tax, related to our Equipment Rentals Component 1 reporting unit. In 2008, we recorded non-cash goodwill impairments totaling approximately $15.9 million, or $9.9 million after tax, related to our New Equipment and Service Revenues reporting units. Also in 2008, and as more fully described in note 2 to the consolidated financial statements, we recorded a non-cash impairment charge of $6.8 million, or $4.2 million after tax, related to our customer relationship intangible asset.

(6)	Interest expense is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest.

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
(8)	In presenting shares of common stock outstanding, we have given retroactive effect to the completion of the Reorganization Transactions as if the 2006 Reorganization Transactions had occurred as of the beginning of the earliest year presented with respect to the above statement of operations data.
(9)	Excludes amortization of deferred financing costs and accretion of loan discounts, which are both included in interest expense.
(10)	As more fully described in note 2 to the consolidated financial statements, we recorded a $6.8 million impairment, or $4.2 million after tax, in 2008 related to the acquired Burress customer relationships intangible asset.
(11)	Total debt represents the amounts outstanding, as applicable for the periods presented, under the senior secured credit facility, senior secured notes, senior subordinated notes, senior unsecured notes, notes payable and capital leases.
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
Overview
     During the last two years, we have faced unprecedented economic and business challenges, including (i) a recessionary environment reflected by weak demand for our products and services and (ii) unfavorable credit markets which limited our customers’ access to capital; and we face continuing economic uncertainty into 2011. In response to these extraordinary challenges, we focused our efforts in 2009 and the first half of 2010 to scale our business to adapt to market conditions and strengthen our balance sheet through cash generation. These included (i) downsizing our rental fleet by reducing capital expenditures on our rental fleet, (ii) monitoring and reducing our inventory carrying levels based on lower demand, (iii) reducing operating and selling, general and administrative costs, including workforce reductions, and (iv) using excess cash to pay down debt and improve our leverage. As a result, we fully repaid our senior secured credit facility during 2009. At December 31, 2010, we had $312.0 million of borrowing availability, net of $8.0 million of outstanding standby letters of credit (see “Liquidity and Capital Resources” below).
     Beginning in the latter half of 2010, we saw signs that the general economy and the non-residential construction industry were beginning to improve. For example, our rental business began delivering year-over-year gains with improving utilization trends. Used equipment pricing is improving and demand for earthmoving equipment, aerial work platform equipment and cranes is increasing. Demand for new equipment is improving and our parts and service businesses also appear to be stabilizing. While these signs are encouraging, there is no certainty that these favorable trends will continue. The non-residential construction industry remained relatively weak at the end of 2010. It is expected that non-residential construction will lag the recovery of the general economy. Lending for non-residential construction projects and equipment purchases remains tight. If the pace of the recent recovery slows or non-residential construction activities decline, our revenues and operating results may be adversely affected (see also Item 1A, “Risk Factors” above in this Annual Report on Form 10-K).

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
     As of March 1, 2011, we operated 67 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
     Through our predecessor companies, we have been in the equipment services business for approximately 50 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.
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
     We completed, effective as of February 28, 2006, the acquisition of all the outstanding capital stock of Eagle High Reach Equipment, Inc. (now known as H&E California Holdings, Inc.) and all of the outstanding equity interests of its subsidiary, Eagle High Reach Equipment, LLC (now known as H&E Equipment Services (California) LLC) (collectively, “Eagle” or the “Eagle Acquisition”). Prior to the acquisition, Eagle was a privately-held construction and industrial equipment rental company serving the southern California construction and industrial markets out of four branch locations.
     We completed, effective as of September 1, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (“Burress” or the “Burress Acquisition”) (now known as H&E Equipment Services (Mid-Atlantic), Inc.). Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States.
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
•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) the number of rental equipment units available for rent, and (2) as a percentage of original equipment cost), rental rate trends and targets, rental equipment dollar utilization and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.
     Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments.
     You can read more about our business segments under Item 1—Business and in note 18 of the consolidated financial statements in this Annual Report on Form 10-K.
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year ended December 31, 2010, approximately 31.0% of our total revenues were attributable to equipment rentals, 29.1% of our total revenues were attributable to new equipment sales, 10.8% were attributable to used equipment sales, 15.1% were attributable to parts sales, 8.6% were attributable to our service revenues and 5.4% were attributable to non-segmented other revenues.
     The pie charts below illustrate a breakdown of our revenues and gross profits for the year ended December 31, 2010 by business segment (see note 18 to our consolidated financial statements for further information regarding our business segments):

Revenue by Segment ($ in millions)	Gross Profit (Loss) in Segments ($ in millions)

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
Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze: (1) as equipment usage based on the number of rental equipment units available for rent and (2) as a percentage of original equipment cost), rental rate trends and targets, rental equipment dollar utilization and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations. We recognize revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2010, our total cost of revenues was approximately $438.2 million. Our operating expenses consist principally of selling, general and administrative expenses. For the year ended December 31, 2010, our selling, general and administrative expenses were approximately $148.3 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.
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
Interest Expense:
     Interest expense for the periods presented represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior unsecured notes due 2016, notes payable and our capital lease obligations. See note 9 to the consolidated financial statements for further information on our senior unsecured notes. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. See note 6 to the consolidated financial statements for further information on our manufacturer flooring plans payable. Non-cash interest expense related to the amortization cost of deferred financing costs is also included in interest expense.
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
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. Net rental equipment at December 31, 2010 was $426.6 million, or approximately 58.1% of our total assets. Our rental fleet as of December 31, 2010, consisted of 16,270 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $685.1 million. As of December 31, 2010, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	12,178	74.8%	$414.0	60.5%	47.6
Cranes	356	2.2%	85.8	12.5%	37.5
Earthmoving	1,722	10.6%	152.0	22.2%	29.3
Industrial Lift Trucks	420	2.6%	16.6	2.4%	40.1
Other	1,594	9.8%	16.7	2.4%	25.3

Total	16,270	100.0%	$685.1	100.0%	43.1

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
     The original acquisition cost of our gross rental fleet increased by $10.0 million, or 1.5%, for the year ended December 31, 2010, primarily due to rental equipment purchases during the third and fourth quarters of 2010 in response to improved equipment time utilization. The average age of our rental fleet equipment increased by approximately 3.1 months for the year ended December 31, 2010.
     Our average rental rates for the year ended December 31, 2010 were 7.7% lower than the comparative year ended December 31, 2009 (see further discussion on rental rates in “Results of Operations” below). On a sequential basis, our average rental rates for the three month period ended December 31, 2010 increased 2.2% compared to the three month period ended September 30, 2010.
     The rental equipment mix among our four core product lines for the year ended December 31, 2010 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10-K.
•	Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries, as well as adverse credit market conditions, can cause demand for our products to materially decrease. The recent macroeconomic downturn, including current conditions in the global credit markets, is a principal factor currently affecting our business.

•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures and by the availability of credit to those customers.

•	Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. Adverse weather also has a seasonal impact in parts of our Intermountain region, primarily in the winter months.
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
     Revenue Recognition. Our revenue recognition policies vary by reporting segment. Our policy is to recognize revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue earned is appropriately stated in the periods presented. We recognize revenue from new equipment sales, used equipment sales and parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. We recognize services revenues at the time services are rendered. We recognize other revenues for support services at the time we generate an invoice including the charge for such completed services. See also “Revenue Sources” above.
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of customer current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense for the years ended December 31, 2010, 2009 and 2008 were 0.55%, 0.48% and 0.29%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.
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
     The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2010 was $78.6 million. For the year ended December 31, 2010, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or			Industrial
	Aerial Work		Earth-	Lift
	Platforms	Cranes	moving	Trucks	Other	Total
			($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2010
Depreciation expense for the year ended December 31, 2010	$41.7	$9.2	$22.1	$2.5	$3.1	$78.6
Increase of 2 years in useful life	34.2	6.9	15.3	1.9	3.9	62.2
Decrease of 2 years in useful life	51.4	10.2	35.7	3.5	3.1	103.9
     For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. As noted in this sensitivity table, in general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of $8.2 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of $12.7 million.
     Another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is highly subjective and subject to change upon future actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $1.4 million.
     Purchase Price Allocation. We have made significant acquisitions in the past and we may make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 (“ASC 350”), Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 31, 2010, adjustments to fair value assessments have been recorded to goodwill over the purchase price allocation period (typically not exceeding 12 months).
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
     Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Pursuant to ASC 350 and ASC 280, Segment Reporting, and other relevant guidance, we have identified two components within our Rental operating segment (Equipment Rentals Component 1 and Equipment Rentals Component 2) and have determined that each of our other four operating segments (New Equipment, Used Equipment, Parts, and Service segments) represents a reporting unit, resulting in six total reporting units.
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
     Our internal projected results of operations serve as key inputs for developing our cash flow projections for a planning period of twelve years. Beyond this period, we also determine an assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream is expected to grow. These rates are used to calculate the terminal value of our reporting units and are added to the cash flows projected during the twelve year planning period. In connection with our fourth quarter 2010 goodwill impairment testing, we utilized a long-term growth rate of 3.0%, which we believe is reasonable. The WACC is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise and represents the expected cost of new capital likely to be used by market participants. The WACC is used to discount our combined future cash flows. In connection with our 2010 goodwill impairment testing, we utilized a WACC of between 11.0% to 17.0%, which we believe is reasonable.

     As of December 31, 2010, our goodwill was comprised of the following carrying values of three reporting units (amounts in thousands):

Carrying Value
Reporting Unit	at 12/31/10
Equipment Rentals Component 2	$20,427
Used Equipment Sales	6,712
Parts Sales	6,880

Total Goodwill	$34,019

     As of our most recent goodwill impairment test, the estimated fair value of each of these three reporting units exceeded its respective carrying value by the following percentages:

% Excess of Estimated
Fair Value over Carrying
Reporting Unit	Value
Equipment Rentals Component 2	142.4%
Used Equipment Sales	163.4%
Parts Sales	11.3%

Total	128.6%

     The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes, as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins and operating expenses. These estimates involve risk and are inherently uncertain. Changes in our estimates and assumptions could materially affect the determination of fair value and/or the amount of goodwill impairment to be recognized. However, we believe that our estimates and assumptions are reasonable and represent our most likely future operating results based upon current information available. Future deterioration in the macroeconomic environment, adverse changes within our industry, further deterioration in our common stock price, downward revisions to our projected cash flows based on new information, or other factors, some of which are beyond our ability to control, could result in a future impairment charge that could materially impact our future results of operations and financial position in the reporting period identified.
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
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues. The period-to-period comparisons of our financial results are not necessarily indicative of future results. The revenue and gross profit/margin period-to-period comparisons below for the years ended December 31, 2010 and 2009 have been negatively impacted by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the recent macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins have slowly trended downward since the year ended December 31, 2006, the rate of total gross profit margin decline has been the most significant in the year ended December 31, 2009, as further described in our 2009 Annual Report on Form 10-K, and in the first quarter of fiscal 2010, as further described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as a result of the above factors.

     During the second, third and fourth quarters of 2010, our operating segments generally realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative quarterly basis. Our time utilization on rental equipment improved during the second, third and fourth quarters on a sequential basis. We cannot forecast with certainty whether these gross profit margin improvements during the recent quarters are indicative of the beginnings of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any further declines, or whether our responses to ongoing or future unfavorable business conditions will be meaningful in mitigating or reversing the gross profit margin declines for the foreseeable future.
     Further deterioration or a continuation of current levels in the non-residential construction industry and the industrial sectors we serve could result in continuing declining revenues and gross profits/margins and may have a material adverse effect on our financial position, results of operations and cash flows in the future. During the recent economic downturn, we proactively responded to these unfavorable business factors in 2009 and early 2010 through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or to branches in new markets where demand is higher; minimizing rental fleet capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using some of the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt. We believe that these measures strengthened our balance sheet by improving our cash position. We will continue to evaluate and respond to business conditions as appropriate. While we cannot predict the timing, duration or the impact of an economic recovery and/or improved conditions within the construction and industrial sectors, we believe that our efforts have positioned us to take advantage of future opportunities when a prolonged economic and business recovery occurs.
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

Revenues:
New equipment sales	$1,161
Used equipment sales	13,437	(1)
Parts sales	1,061
Service revenues	895	(2)

Total revenues	$16,554

Cost of revenues:
New equipment sales	$1,125
Used equipment sales	12,830	(1)
Parts sales	1,011

Total cost of revenues	14,966

Gross profit	$1,588

(1)	— Amounts include revenues and cost of revenues related to Yale® lift truck rental fleet assets of $12.7 million and $12.2 million, respectively.

(2)	— Represents the recognition of deferred revenue associated with the termination of related Yale® lift truck maintenance and repair contracts.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
     Revenues.

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2010	2009	Decrease	Decrease
		(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$177,970	$191,512	$(13,542)	(7.1)%
New equipment sales	167,303	208,916	(41,613)	(19.9)%
Used equipment sales	62,286	86,982	(24,696)	(28.4)%
Parts sales	86,686	100,500	(13,814)	(13.7)%
Services revenues	49,629	58,730	(9,101)	(15.5)%
Non-Segmented revenues	30,280	33,092	(2,812)	(8.5)%

Total revenues	$574,154	$679,732	$(105,578)	(15.5)%

     Total Revenues. Our total revenues were approximately $574.2 million for the year ended December 31, 2010 compared to $679.7 million in 2009, a decrease of approximately $105.6 million, or 15.5%. Included in total revenues for the year ended December 31, 2009 were revenues of $16.6 million from the Arnold Transaction as further described above. Revenues decreased for all reportable segments as further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2010 decreased $13.5 million, or 7.1%, to $178.0 million from $191.5 million in 2009. Revenues from aerial work platforms decreased $11.9 million and cranes decreased $6.0 million. These decreases were due to lower demand resulting from the macroeconomic downturn and the other factors discussed above, which also negatively impacted our rental rates. Our average rental rates for the year ended December 31, 2010 declined 7.7% compared to last year. In addition, rental revenues from lift trucks decreased $5.5 million, primarily as a result of the Arnold Transaction. Partially offsetting these decreases in equipment rental revenues were a $6.9 million increase in earthmoving equipment rentals and a $3.0 million increase in other equipment rentals.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2010 was 26.7% compared to 26.4% in 2009, an increase of 0.3%. The increase in comparative rental equipment dollar utilization was the net result of the 7.7% decrease in average rental rates in the comparative period and a 2.6% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent). Rental equipment time utilization was 57.4% for the year ended December 31, 2010 compared to 54.8% for the same period in 2009. Rental equipment time utilization as a percentage of original equipment cost was 60.5% for the year ended December 31, 2010 compared to 57.0% in 2009, an increase of 3.5%.
     New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2010 decreased $41.6 million, or 19.9%, to $167.3 million from $208.9 million for the comparable period in 2009. The Arnold Transaction accounted for approximately $1.1 million of new lift truck equipment sales revenues in the prior year period. Sales of new cranes decreased $58.2 million, reflecting lower demand due to the macroeconomic downturn and the other factors discussed above. Sales of new lift trucks decreased $3.0 million largely as a result of the Arnold Transaction, while sales of new other equipment decreased approximately $0.5 million. Partially offsetting these new equipment sales decreases was a $9.0 million increase in the sales of new aerial work platforms and an $11.1 million increase in sales of new earthmoving equipment.
     Used Equipment Sales Revenues. Our used equipment sales decreased $24.7 million, or 28.4%, to $62.3 million for the year ended December 31, 2010, from $87.0 million for the same period in 2009, primarily as a result of lower demand for used equipment. The Arnold Transaction accounted for $13.4 million of used lift truck sales revenues in the prior year period. Sales of used cranes and used aerial work platform equipment decreased $6.5 million and $2.9 million, respectively. Used lift truck sales decreased $14.3 million, primarily as a result of the Arnold Transaction, and other used equipment sales decreased approximately $0.5 million, while sales of used earthmoving equipment decreased $0.5 million.
     Parts Sales Revenues. Our parts sales decreased $13.8 million, or 13.7%, to $86.7 million for the year ended December 31, 2010 from $100.5 million for the same period in 2009. Parts revenues related to the Arnold Transaction totaled $1.1 million in the prior year period. The decline in parts revenues was due to a decrease in customer demand for parts due to the decline in construction and industrial activity during the past year.
     Services Revenues. Our services revenues for the year ended December 31, 2010 decreased $9.1 million, or 15.5%, to $49.6 million from $58.7 million for the same period last year. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the prior year period related to the termination of related lift truck maintenance and repair contracts. The decline in service revenues was largely due to a decrease in demand for services due to the decline in construction and industrial activity during the past year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2010, our other revenues were $30.3 million, a decrease of $2.8 million, or 8.5%, from $33.1 million in the same period last year. The decrease was primarily due to a decrease in the volume of these services in conjunction with the decline of our primary business activities.
     Gross Profit.

	For the Year Ended			Total
	December 31,		Total Dollar	Percentage
			Change	Change
	2010	2009	Decrease	Decrease
		(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$59,193	$61,524	$(2,331)	(3.8)%
New equipment sales	16,638	25,031	(8,393)	(33.5)%
Used equipment sales	14,017	16,677	(2,660)	(16.0)%
Parts sales	22,784	27,714	(4,930)	(17.8)%
Services revenues	30,878	36,905	(6,027)	(16.3)%
Non-Segmented gross loss	(7,571)	(2,353)	(5,218)	(221.8)%

Total gross profit	$135,939	$165,498	$(29,559)	(17.9)%

     Total Gross Profit. Our total gross profit was $135.9 million for the year ended December 31, 2010 compared to $165.5 million in 2009, a decrease of $29.6 million, or 17.9%. Total gross profit margin for the year ended December 31, 2010 was approximately 23.7%, a decrease of 0.6% from a gross profit margin of approximately 24.3% for the same period in 2009. The Arnold Transaction contributed $1.6 million in gross profit on a total gross profit margin of 9.6% in the prior year period. Gross profit (loss) and gross margin for all reportable segments and non-segmented revenues are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2010 decreased $2.3 million, or 3.8%, to $59.2 million from $61.5 million in the same period in 2009. The decrease in equipment rentals gross profit is the net result of a $13.5 million decrease in rental revenues for the year ended December 31, 2010, which was partially offset by a $2.0 million decrease in rental expenses and a $9.3 million decrease in rental equipment depreciation expense. The net decrease in rental expenses and rental equipment depreciation expense was primarily due to a smaller average fleet size in 2010 compared to 2009. As a percentage of equipment rental revenues, maintenance and repair costs were approximately 15.9% for the year ended December 31, 2010 compared to 15.4% in 2009, an increase of 0.5%, primarily as a result of the decline in comparative revenues. Depreciation expense was 44.2% for the year ended December 31, 2010 compared to 45.9% for the same period in 2009, a decrease of 1.7%, primarily as a result of a smaller average fleet size in 2010.
     Gross profit margin for the year ended December 31, 2010 was approximately 33.2%, up 1.1% from 32.1% in 2009. This gross profit margin increase was due to lower depreciation expenses as a percentage of equipment rental revenues and the product mix of equipment rented, which was partially offset by the 7.7% decline in our average rental rates and the increase in other rental expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2010 decreased $8.4 million, or 33.5%, to $16.6 million compared to $25.0 million for the same period in 2009 on a total new equipment sales decline of $41.6 million. Gross profit margin on new equipment sales for the year ended December 31, 2010 was 9.9%, a decrease of approximately 2.1% from 12.0% in 2009, reflecting lower demand for new equipment and lower margins on new crane sales. The Arnold Transaction accounted for new equipment sales gross profit of $36,000 on a gross profit margin of 3.2% in the prior year period.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2010 decreased $2.7 million, or 16.0%, to $14.0 million from $16.7 million for the same period in 2009 on a used equipment sales decrease of $24.7 million. Gross profit margin for the year ended December 31, 2010 was 22.5%, up 3.3% from 19.2% in 2009, as a result of the impact of lower demand for used equipment and pass thru’s of trade-in inventory in the prior year second quarter combined with the impact of the Arnold Transaction in the third quarter of last year. The Arnold Transaction accounted for $0.6 million in gross profit with a gross profit margin of 4.5%. Our used equipment sales from the rental fleet, which comprised approximately 76.4% and 81.6% of our used equipment sales for the years ended December 31, 2010 and 2009, respectively, were approximately 137.2% of net book value for the year ended December 31, 2010 compared to 128.4% for the same period in 2009.
     Parts Sales Gross Profit. For the year ended December 31, 2010, our parts sales gross profit decreased $4.9 million, or 17.8%, to $22.8 million from $27.7 million for the same period in 2009 on a $13.8 million decline in parts sales. Gross profit margin for the year ended December 31, 2010 was 26.3%, a decrease of 1.3% from 27.6% in 2009, as a result of the mix of parts sold. The Arnold Transaction accounted for approximately $50,000 in gross profit on a gross profit margin of 4.7% in the prior year period.
     Services Revenues Gross Profit. For the year ended December 31, 2010, our services revenues gross profit decreased $6.0 million, or 16.3%, to $30.9 million from $36.9 million for the same period in 2009 on a $9.1 million decline in services revenues. Gross profit margin for the year ended December 31, 2010 was 62.2%, down 0.6% from 62.8% in 2009 due to revenue mix. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in the prior year period related to the termination of related lift truck maintenance and repair contracts. Excluding the Arnold Transaction, gross profit margin was approximately 62.3% in the prior year period.
     Non-Segmented Other Revenues Gross Loss. For the year ended December 31, 2010, our non-segmented other revenues realized a gross loss of approximately $7.6 million compared to a gross loss of approximately $2.4 million for the same period in 2009, as a result of declines in transportation, hauling and freight revenues and service related revenues associated with the lower revenues in our primary business activities combined with an increase in field costs.
     Selling, General and Administrative Expenses. SG&A expenses increased approximately $3.8 million, or 2.6%, to $148.3 million for the year ended December 31, 2010 compared to approximately $144.5 million for the same period in 2009. The net increase in SG&A expenses was attributable to several factors. Legal and professional fees increased $1.5 million in 2010, primarily as a result of fees associated with data conversion costs and other consulting fees related to our ERP system implementation. Additionally, depreciation expense increased $3.1 million, primarily related to the depreciation of the ERP system, which was substantially complete and ready for its intended use in January 2010. Facility expenses, primarily rent and utilities expenses related to our branch facilities, increased $1.1 million and other corporate overhead expenses increased $1.1 million. Partially offsetting these increases were a $2.3 decrease in employee salaries and wages and related employee expenses as a result of cost control measures instituted by the Company, including workforce headcount reductions since the beginning of 2009, combined with lower commissions in the current twelve month period that resulted from lower rental and sales revenues. Insurance expense decreased $0.5 million as a result of improvements in the number and severity of workers compensation and general liability claims. Warranty expenses decreased $0.2 million. Stock-based compensation expense was $1.0 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively. As a percent of total revenues, SG&A expenses were 25.8% for the year ended December 310, 2010, an increase of 4.5% from 21.3% in 2009, reflecting the higher expenses described above, the fixed cost nature of certain SG&A expenses and the 15.5% decline in comparative total revenues.
     Other Income (Expense). For the year ended December 31, 2010, our net other expenses decreased $2.2 million to $28.5 million compared to $30.7 million for the same period in 2009. The decrease was substantially due to a $2.2 million decrease in interest expense to approximately $29.1 million for the year ended December 31, 2010 compared to $31.3 million for the same period in 2009. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $0.5 million lower in the year ended December 31, 2010 compared to the same period in 2009. We had no borrowings under our senior secured credit facility for the year ended December 31, 2010, but incurred approximately $2.0 million in interest costs related to the amortization of deferred financing costs, commitment fees and letter of credit fees. For the year ended December 31, 2009, we incurred approximately $2.5 million in interest expense related to the senior secured credit facility for borrowings under the facility, amortization of deferred financing costs, commitment fees and letter of credit fees. Additionally, interest expense on our manufacturing flooring plan payables used to finance inventory purchases decreased approximately $1.6 million in the most recent year period, as a result of lower outstanding balances on those manufacturing flooring plan payables.
     Income Taxes. We recorded an income tax benefit of $14.9 million for the year ended December 31, 2010 compared to an income tax benefit of $6.2 million for the same period in 2009. Our effective income tax rate for the year ended December 31, 2010 was approximately 37.0% compared to 34.1% for the same period in 2009. The lower effective tax rate for the year ended December 31, 2009 was the result of lower pre-tax income in relation to the permanent differences and the decrease of a permanent benefit related to tax deductible goodwill amortization, for which no deferred taxes can be recognized until realized, in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2010 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
     Revenues.

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2009	2008	Decrease	Decrease
		(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$191,512	$295,398	$(103,886)	(35.2)%
New equipment sales	208,916	374,068	(165,152)	(44.2)%
Used equipment sales	86,982	160,780	(73,798)	(45.9)%
Parts sales	100,500	118,345	(17,845)	(15.1)%
Services revenues	58,730	70,124	(11,394)	(16.2)%
Non-Segmented revenues	33,092	50,254	(17,162)	(34.2)%

Total revenues	$679,732	$1,068,969	$(389,237)	(36.4)%

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

Our average rental rates for the year ended December 31, 2009 declined 15.5% compared to the same period in the prior year.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2009 was approximately 26.4% in 2009 compared to 36.8% in 2008, a decrease of approximately 10.4%. The decrease in comparative rental equipment dollar utilization was the result of the 15.5% decrease in average rental rates in the comparative period and an 11.1% decrease in rental equipment time utilization (equipment usage based on customer demand). Rental equipment time utilization was 54.8% for the year ended December 31, 2009 compared to 65.9% for the same period in 2008, a decrease of 11.1%. Rental equipment time utilization as a percentage of original equipment cost was 57.0% for the year ended December 31, 2009 compared to 67.5% in 2008, a decrease of 10.5%.
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
     Parts Sales Revenues. Our parts sales decreased $17.8 million, or 15.1%, to $100.5 million for the year ended December 31, 2009 from $118.3 million for the same period in 2008. The decline in parts revenues was due to a decrease in customer demand for parts due to the decline in construction and industrial activity in 2009.
     Services Revenues. Our services revenues for the year ended December 31, 2009 decreased $11.4 million, or 16.2%, to $58.7 million from $70.1 million for the same period in 2008. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues in 2009 related to the termination of related lift truck maintenance and repair contracts. The decline in service revenues was largely due to a decrease in demand for services due to the decline in construction and industrial activity in the past year.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2009, our other revenues were $33.1 million, a decrease of $17.2 million, or 34.2%, from $50.3 million in the same period in 2008. The decrease was primarily due to a decrease in the volume of these services in conjunction with the decline of our primary business activities.

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
     Gross profit margin in 2009 was 32.1%, down 15.8% from 47.9% in the same period in 2008. This gross profit margin decline was primarily due to the 15.5% decline in our average rental rates and the product mix of equipment rented, combined with the increase in 2009 in rental and depreciation expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2009 decreased $24.6 million, or 49.5%, to $25.0 million compared to $49.6 million for the same period in 2008 on a total new equipment sales decline of $165.2 million. Gross profit margin on new equipment sales for the year ended December 31, 2009 was 12.0%, a decrease of 1.3% from 13.3% in the same period in 2008, reflecting lower demand for new equipment and lower margins on new crane sales.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2009 decreased $22.1 million, or 57.0%, to $16.7 million from $38.8 million for the same period in 2008 on a used equipment sales decrease of $73.8 million. Gross profit margin in 2009 was 19.2%, down 5.0% from 24.2% in the same period in 2008, as a result of the product mix of used equipment sold and margin contraction due to lower overall demand for used equipment, combined with the impact of the Arnold Transaction. The Arnold Transaction accounted for $0.6 million in gross profit with a gross profit margin of 4.5% on $13.4 million of used equipment sales. Our used equipment sales from the rental fleet, which comprised approximately 81.6% and 76.6% of our used equipment sales for the years ended December 31, 2009 and 2008, respectively, were approximately 128.4% of net book value for the year ended December 31, 2009 compared to 141.0% for the comparable period in 2008.
     Parts Sales Gross Profit. For the year ended December 31, 2009, our parts sales revenue gross profit decreased $7.1 million, or 20.3%, to $27.7 million from $34.8 million for the same period in 2008 on a $17.8 million decline in parts sales revenues. Gross profit margin for the year ended December 31, 2009 was 27.6%, a decrease of 1.8% from 29.4% in the same period in 2008, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the year ended December 31, 2009, our services revenues gross profit decreased $7.9 million, or 17.6%, to $36.9 million from $44.8 million for the same period in 2008 on an $11.4 million decline in services revenues. Gross profit margin in 2009 was 62.8%, down approximately 1.1% from 63.9% in the same period in 2008. The Arnold Transaction resulted in the recognition of $0.9 million in deferred services revenues and gross profit in 2009 related to the termination of related lift truck maintenance and repair contracts.
     Non-Segmented Other Revenues Gross Profit. For the year ended December 31, 2009, our non-segmented other revenues realized a gross loss of approximately $2.4 million, a decrease of $2.8 million compared to a gross profit of $0.4 million for the year ended December 31, 2008, primarily as a result of declines in damage waiver income and environmental fees on lower equipment rental revenues.
     Selling, General and Administrative Expenses. SG&A expenses decreased $36.5 million, or 20.2%, to $144.5 million for the year ended December 31, 2009 compared to $181.0 million for the same period in 2008. The net decrease in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses decreased $27.8 million as a result of workforce reductions in late 2008 and 2009 and other cost control measures instituted by the Company, including a 15.7% workforce headcount reduction since the beginning of 2009, combined with lower commissions that resulted from lower rental and sales revenues. In addition, insurance expenses decreased approximately $0.8 million due to reduced loss exposures, while warranty related expenses decreased $1.6 million. Fuel costs and utility expenses decreased $2.3 million and supplies and other corporate overhead expenses, including marketing and promotional expenses, decreased $3.6 million. Amortization expense related to intangible assets decreased $0.8 million. These decreases were partially offset by a $1.6 million increase in legal and professional fees resulting primarily from data conversion costs and other consulting fees related to our ERP system implementation. Stock-based compensation expense was $0.7 million and $1.5 million for the years ended December 31, 2009 and 2008, respectively. As a percent of total revenues, SG&A expenses were 21.3% for the year ended December 31, 2009, an increase of 4.4% from 16.9% in 2008, reflecting the fixed cost nature of certain SG&A expenses and the 36.4% decline in comparative total revenues.
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
     These goodwill impairment charges were largely a result of worsening macroeconomic conditions, declines in market multiples within our industry and an increase in our cost of capital as a result of recent significant deterioration in the capital markets and the related decline in market value of equity and debt securities. The impairment also reflected a reduction in our projected cash flows. The impairment charges were non-cash items and did not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charges were excluded from the Company’s financial results in evaluating our financial covenant under the senior secured credit facility.
     During the fourth quarter of 2008 and as a result of worsening macroeconomic conditions in the Mid-Atlantic region where our Burress branch facilities operate, higher than expected customer attrition rates and revised lower projected cash flows for our Burress operations, we tested the Burress customer relationships intangible asset for impairment as of October 1, 2008 and determined that the intangible asset’s then-carrying value of approximately $7.9 million exceeded its undiscounted future cash flows. We then determined, using a discounted cash flow analysis, the intangible asset’s fair value to be approximately $1.1 million as of October 1, 2008, resulting in a non-cash impairment loss of $6.8 million. Fair value of the customer relationships asset was determined using a discounted cash flow analysis. The impairment charge was a non-cash item and did not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charge was excluded from our financial results in evaluating our financial covenant under the senior secured credit facility
     Other Income (Expense). For the year ended December 31, 2009, our net other expenses decreased $6.6 million to $30.7 million compared to $37.3 million for the same period in 2008. The decrease was the net result of a $6.9 million decrease in interest expense to $31.3 million for the year ended December 31, 2009 compared to $38.3 million for the same period in 2008, which was partially offset by a $0.3 million increase in other income. The decrease in interest expense was due to several factors. Comparative interest expense incurred on our senior secured credit facility was approximately $4.7 million lower in 2009, largely as a result of a $81.5 million decrease in our average borrowings under the senior secured credit facility compared to the prior year and a lower effective average interest rate on those borrowings in 2009. Additionally, interest expense on our manufacturing flooring plan payables used to finance inventory purchases and rental equipment decreased approximately $2.2 million in 2009, as a result of lower outstanding balances on those manufacturing flooring plan payables in 2009 and lower average interest rates, reflecting the decline in the prime interest rate since 2008.
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
Liquidity and Capital Resources
     Cash Flow from Operating Activities. For the year ended December 31, 2010, our cash provided by our operating activities was $17.9 million. Our reported net loss of approximately $25.5 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on receivables, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $46.1 million. These cash flows from operating activities were also positively impacted by an increase of $29.6 million in accounts payable. Offsetting these positive cash flows were a $17.8 million decrease in manufacturing flooring plans payable, a $30.3 million increase in net accounts receivable, a $6.8 million increase in net inventories, a $1.7 million increase in prepaid expenses and other assets and a $1.3 million decrease in accrued expenses payable and other liabilities.
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
     Cash Flow from Investing Activities. For the year ended December 31, 2010, our cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $29.7 million. This was a net result of purchases of rental and non-rental equipment of $77.9 million and proceeds from the sales of rental and non-rental equipment totaling $48.2 million.
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
     Cash Flow from Financing Activities. For the year ended December 31, 2010, cash used in our financing activities was approximately $4.5 million, representing payments of our notes payable and capital lease obligation and purchases of treasury stock of $1.2 million, $0.1 million and $0.2 million, respectively, and transactions costs of $2.9 million associated with our amended and restated senior secured credit facility (see note 10 to these consolidated financial statements for further information).
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
Senior Secured Credit Facility
     We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein. On July 29, 2010, we amended and restated the credit facility to, among other things, extend the facility’s maturity date to July 29, 2015. The revolving loans under the credit facility bear interest, at our option, either at (i) the index rate plus an applicable margin ranging from 1.50% to 2.25% depending on our leverage ratio or (ii) the LIBOR rate plus an applicable margin of 2.50% to 3.25% depending on our leverage ratio. The unused commitment fee under the senior secured credit facility is 0.50%.
     Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $40.0 million (as adjusted if the incremental facility is exercised). The credit facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40 million (as adjusted if the incremental facility is exercised). We paid transaction costs of approximately $2.9 million in connection with the amendment and restatement of the credit facility. At March 1, 2011, we had $313.0 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit, and were in compliance with these covenants.
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
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2010 were approximately $102.5 million, including $29.3 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2010 were approximately $4.7 million. In response to changing economic conditions (either positive or negative), we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.
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
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. As of March 1, 2011, we had $313.0 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
     We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given recent and current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the indenture governing our senior unsecured notes, and our senior secured credit facility, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

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
Contractual and Commercial Commitments Summary
     Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2010.

	Payments Due by Year
	Total	2011	2012-2013	2014-2015	Thereafter
		(Amounts in thousands)
Long-term debt (including senior unsecured notes payable)	$250,000	$—	$—	$—	$250,000
Interest payments on senior unsecured notes (1)	125,625	20,937	41,875	41,875	20,938
Capital lease obligations (including interest) (2)	4,294	333	666	666	2,629
Operating leases (3)	90,968	11,458	18,972	14,415	46,123
Other long-term obligations (4)	75,316	6,521	52,403	16,392	—

Total contractual cash obligations (5)	$546,203	$39,249	$113,916	$73,348	$319,690

(1)	Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity.

(2)	This includes a capital lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the lease.

(3)	This includes total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.

(4)	Amounts include $75.1 million in manufacturer flooring plans payable, which is used to finance our purchases of inventory and rental equipment.

(5)	We had an unrecognized tax benefit of approximately $6.5 million at December 31, 2010. This liability is not included in the table above as approximately $6.3 million of this amount relates to federal income taxes and any liability subsequently determined and potentially assessed by the Internal Revenue Service would be offset against our Net Operating Losses for the related tax years and no cash payment would be required. The remaining $0.2 million relates to state income taxes and would require cash payments should the state taxing authorities determine and assess any tax liability with respect to the benefit.

     As of December 31, 2010, we had a standby letter of credit issued under our senior secured credit facility totaling $8.0 million. On January 3, 2011, we amended and renewed that letter of credit for approximately $7.0 million for a one-year term, expiring on January 3, 2012.
Seasonality
     Although we believe our business is not materially impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities. Adverse weather has a seasonal impact in parts of our Intermountain region, particulary in the winter months.
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
Recent Accounting Pronouncements
     Accounting Pronouncements Adopted in Fiscal Year 2010
     In June 2009, the FASB issued Statement of FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which has been codified into Accounting Standards Codification (“ASC”) 810: Consolidations (“ASC 810”). This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosure of variable interest entities. Specifically, it changes how a reporting entity determines when or if an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. We adopted the provisions of ASC 810 effective January 1, 2010, and such adoption did not have a material impact on our condensed consolidated financial statements.
     Accounting Pronouncements Not Yet Adopted
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to ASC 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and requires entities to allocate revenue in an arrangement containing more than one unit of accounting using estimated selling prices of the delivered goods and services based on a selling price hierarchy. These amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.
     In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. We plan to adopt the new disclosures in the first quarter of fiscal 2011, however, as we currently do not have any reporting units with a zero or negative carrying amount, we do not expect the adoption of this guidance to have an impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the index rate plus an applicable margin of 1.50% to 2.25%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.50% to 3.25%, depending on the leverage ratio, in the case of LIBOR revolving loans. At December 31, 2010, we had no outstanding borrowings under our senior secured credit facility. Further, we did not have significant exposure to changing interest rates as of December 31, 2010 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
Item 8. Financial Statements and Supplementary Data
     Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries
     See note 18 to the consolidated financial statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
H&E Equipment Services, Inc.
Baton Rouge, Louisiana
We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a) (2) of this annual report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2011 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Dallas, Texas
March 3, 2011

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2010	2009
	(Amounts in thousands, except share
	amounts)
Assets
Cash	$29,149	$45,336
Receivables, net of allowance for doubtful accounts of $6,004 and $5,736, respectively	99,139	72,001
Inventories, net of reserves for obsolescence of $1,105 and $824, respectively	72,156	94,987
Prepaid expenses and other assets	8,679	6,999
Rental equipment, net of accumulated depreciation of $254,662 and $224,881, respectively	426,637	437,407
Property and equipment, net of accumulated depreciation and amortization of $53,941 and $42,086, respectively	57,186	65,802
Deferred financing costs, net of accumulated amortization of $10,456 and $9,050, respectively	7,027	5,545
Intangible assets, net of accumulated amortization of $3,050 and $2,492, respectively	429	988
Goodwill	34,019	34,019

Total assets	$734,421	$763,084

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$58,437	$28,866
Manufacturer flooring plans payable	75,058	92,868
Accrued expenses payable and other liabilities	35,999	37,271
Note payable	—	1,216
Senior unsecured notes	250,000	250,000
Capital leases payable	2,754	2,894
Deferred income taxes	55,919	69,146
Deferred compensation payable	2,004	1,941

Total liabilities	480,171	484,202

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,699,666 and 38,525,688 shares issued at December 31, 2010 and 2009, respectively, and 35,029,804 and 34,904,597 shares outstanding at December 31, 2010 and 2009, respectively	386	385
Additional paid-in capital	209,111	208,072
Treasury stock at cost, 3,669,862 and 3,621,091 shares of common stock held at December 31, 2010 and 2009, respectively	(56,330)	(56,118)
Retained earnings	101,083	126,543

Total stockholders’ equity	254,250	278,882

Total liabilities and stockholders’ equity	$734,421	$763,084

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$177,970	$191,512	$295,398
New equipment sales	167,303	208,916	374,068
Used equipment sales	62,286	86,982	160,780
Parts sales	86,686	100,500	118,345
Services revenues	49,629	58,730	70,124
Other	30,280	33,092	50,254

Total revenues	574,154	679,732	1,068,969

Cost of revenues:
Rental depreciation	78,583	87,902	104,311
Rental expense	40,194	42,086	49,481
New equipment sales	150,665	183,885	324,472
Used equipment sales	48,269	70,305	121,956
Parts sales	63,902	72,786	83,561
Services revenues	18,751	21,825	25,324
Other	37,851	35,445	49,824

Total cost of revenues	438,215	514,234	758,929

Gross profit	135,939	165,498	310,040

Selling, general and administrative expenses	148,277	144,460	181,037
Impairment of goodwill and intangible assets	—	8,972	22,721
Gain from sales of property and equipment, net	443	533	436

Income (loss) from operations	(11,895)	12,599	106,718

Other income (expense):
Interest expense	(29,076)	(31,339)	(38,255)
Other, net	591	619	934

Total other expense, net	(28,485)	(30,720)	(37,321)

Income (loss) before provision (benefit) for income taxes	(40,380)	(18,121)	69,397
Provision (benefit) for income taxes	(14,920)	(6,178)	26,101

Net income (loss)	$(25,460)	$(11,943)	$43,296

Net income (loss) per common share:
Basic	$(0.73)	$(0.35)	$1.22

Diluted	$(0.73)	$(0.35)	$1.22

Weighted average common shares outstanding:
Basic	34,668	34,607	35,575

Diluted	34,668	34,607	35,583

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts in thousands, except share amounts)

	Common Stock
			Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2007	38,192,094	$382	$205,937	$(13,141)	$95,190	$288,078

Stock-based compensation	—	—	1,453	—	—	1,453
Income tax deficiency from stock-based awards	—	—	(44)	—	—	(44)

Repurchases of 13,436 shares of restricted common stock	—	—	—	(215)	—	(215)

Repurchases of 2,843,794 shares of common stock	—	—	—	(42,362)	—	(42,362)

Issuance of non-vested restricted common stock	96,295	1	—	—	—	1

Restricted stock forfeitures of 541 shares of common stock	(541)	—	—	—	—	—

Net income	—	—	—	—	43,296	43,296

Balances at December 31, 2008	38,287,848	383	207,346	(56,008)	138,486	290,207

Stock-based compensation	—	—	726	—	—	726
Surrendered restricted common stock	—	—	—	(110)	—	(110)
Issuance of non-vested restricted common stock	237,840	2	—	—	—	2
Net loss	—	—	—	—	(11,943)	(11,943)

Balances at December 31, 2009	38,525,688	385	208,072	(56,118)	126,543	278,882
Stock-based compensation	—	—	1,039	—	—	1,039
Issuance of non-vested restricted common stock	173,978	1	—	—	—	1
Repurchases of 23,157 shares of restricted common stock	—	—	—	(212)	—	(212)
Net loss	—	—	—	—	(25,460)	(25,460)

Balances at December 31, 2010	38,699,666	$386	$209,111	$(56,330)	$101,083	$254,250

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(25,460)	$(11,943)	$43,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,124	10,800	11,143
Depreciation of rental equipment	78,583	87,902	104,311
Amortization of deferred financing costs	1,406	1,419	1,417
Amortization of intangible assets	559	591	2,223
Provision for losses on accounts receivable	3,164	3,246	3,064
Provision for inventory obsolescence	315	48	54
Provision for deferred income taxes	(13,227)	(5,963)	24,428
Stock-based compensation expense	1,039	726	1,453
Impairment of goodwill and intangible assets	—	8,972	22,721
Gain from sales of property and equipment, net	(443)	(533)	(436)
Gain from sales of rental equipment, net	(12,931)	(15,676)	(35,793)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	(30,302)	75,046	(799)
Inventories, net	(6,762)	23,182	(28,064)
Prepaid expenses and other assets	(1,680)	4,722	(5,452)
Accounts payable	29,571	(64,801)	8,772
Manufacturer flooring plans payable	(17,810)	(34,822)	(35,249)
Accrued expenses payable and other liabilities	(1,271)	(9,930)	3,291
Deferred compensation payable	63	(85)	87

Net cash provided by operating activities	17,938	72,901	120,467

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	(10,461)
Purchases of property and equipment	(4,652)	(19,395)	(24,587)
Purchases of rental equipment	(73,249)	(15,121)	(125,871)
Proceeds from sales of property and equipment	587	1,448	1,172
Proceeds from sales of rental equipment	47,645	70,968	123,072

Net cash provided by (used in) investing activities	(29,669)	37,900	(36,675)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	—	—	(44)
Purchases of treasury stock	(212)	(110)	(42,577)
Borrowings on senior secured credit facility	—	536,311	1,042,821
Payments on senior secured credit facility	—	(612,633)	(1,087,049)
Payments of deferred financing costs	(2,888)	—	—
Payments of related party obligation	—	(150)	(300)
Payments of capital lease obligations	(140)	(131)	(123)
Principal payments on note payable	(1,216)	(18)	(16)

Net cash used in financing activities	(4,456)	(76,731)	(87,288)

Net increase (decrease) in cash	(16,187)	34,070	(3,496)
Cash, beginning of year	45,336	11,266	14,762

Cash, end of year	$29,149	$45,336	$11,266

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$29,278	$11,023	$42,548

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$27,603	$30,110	$37,040
Income taxes, net of refunds received	$(149)	$(567)	$1,764

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
Reclassifications
     We have reclassified one item in our consolidated balance sheets as of December 31, 2009 to conform to the current year presentation. Specifically, a $0.7 million capital lease payable at December 31, 2009 that was included in the Notes Payable line item in the consolidated balance sheet included in our Annual Report on Form 10-K for the year ended December 31, 2009 has been reclassified in this report to the Capital Leases Payable line item for the current and prior year presentations. Applicable amounts as presented within our Consolidated Statement of Cash Flows and related notes to the consolidated financial statements have been conformed to the current year reclassification.
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
     In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), when events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2010, 2009 or 2008.
     Goodwill
     We have made acquisitions in the past that included the recognition of goodwill, which was determined based upon previous accounting principles. Pursuant to ASC 350, Intangibles-Goodwill and Other (“ASC 350”), effective January 1, 2009, goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.
     We evaluate goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination),

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     We determine the fair value of our reporting units using a discounted cash flow analysis or by applying various market multiples or a combination thereof. As a result of last year’s annual goodwill impairment test as of October 1, 2009, we determined that the goodwill associated with our Equipment Rentals Component 1 reporting unit was impaired and recorded a $9.0 million, or $5.5 million after tax, non-cash goodwill impairment charge. In connection with our annual goodwill annual impairment test as of October 1, 2008, we determined that the goodwill associated with our New Equipment Sales and Services reporting units were impaired and recorded in total a $15.9 million, or $9.9 million after tax, non-cash goodwill impairment charge. The impairment charges eliminated the pre-impairment remaining carrying value for these reporting units (see goodwill reporting unit rollforward below). The impairment charges are largely due to worsening macroeconomic conditions in 2008 and 2009 and declining market multiples within our industry in 2008. The impairments also reflect a decrease in projected cash flows as of the impairment testing dates. The impairment charges are non-cash items and will not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the senior secured credit facility. There were no impairment charges for the year ended December 31, 2010.
     The changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2010 and 2009 were as follows (amounts in thousands):

	Rentals Component	Equipment
	Equipment Rentals 1	Component 2	New Equipment Sales	Used Equipment Sales	Parts Sales	Service Revenues	Total
Balance at January 1, 2009	$8,972	$20,427	$—	$6,712	$6,880	$—	$42,991
Impairment charges	(8,972)	—	—	—	—	—	(8,972)

Balance at December 31, 2009	—	20,427	—	6,712	6,880	—	34,019
Impairment charges	—	—	—	—	—	—	—

Balance at December 31, 2010	$—	$20,427	$—	$6,712	$6,880	$—	$34,019

     Intangible Assets
     Our intangible assets are comprised of the intangible assets that we acquired in the September 1, 2007 Burress Acquisition. The gross carrying values, accumulated amortization and net carrying amounts of our major classes of intangible assets as of December 31, 2010 were as follows (dollar amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Weighted-Average
	Gross Carrying	Amortization Period	Accumulated
	Value	(in years)	Amortization	Net Carrying Amount
Non-compete agreements	$788	1.3	$622	$166
Customer relationships	2,691	1.0	2,428	263

Total	$3,479	1.1	$3,050	$429

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
     As a result of worsening macroeconomic conditions during 2008 in the Mid-Atlantic region where our Burress branch facilities operate, higher than expected customer attrition rates and based on revised lower projected revenues for Burress operations at that time, we tested the Burress customer relationships intangible asset for impairment as of October 1, 2008 and determined that the intangible asset’s then-carrying value of approximately $7.9 million exceeded its undiscounted future cash flows. We then determined, using a discounted cash flow analysis, the intangible asset’s fair value to be approximately $1.1 million as of October 1, 2008, resulting in a non-cash impairment loss of $6.8 million, or $4.2 million after tax. The impairment charge was a non-cash item and did not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charge was excluded from our financial results in evaluating our financial covenant under the senior secured credit facility.
     At the date of the Burress Acquisition, September 1, 2007, we estimated the remaining useful life of the Burress customer relationships to be approximately 6.0 years. Based on our analysis of customer attrition rates and other data as of October 1, 2008, we determined that a revision to the remaining estimated amortization period was appropriate and adjusted the intangible asset’s estimated remaining useful life to approximately 3.3 years at October 1, 2008. Amortization of the customer relationships intangible asset is based on the expected cash flows to be derived from the acquired Burress customer base. There were no impairment charges to our intangible assets for the years ended December 31, 2010 or 2009.
     Total amortization expense for the years ended December 31, 2010, 2009 and 2008 totaled $0.6 million, $0.6 million and $2.2 million, respectively. The following table presents the expected amortization expense for each of the next five years ending December 31 for those intangible assets with remaining carrying value as of December 31, 2010 (dollar amounts in thousands):

	Non-Compete	Customer
Year Ending December 31,	Agreements	Relationships	Totals
2011	$99	$263	$362
2012	67	—	67
Closed Branch Facility Charges
     We continuously monitor and identify branch facilities with revenues and operating margins that consistently fall below Company performance standards. Once identified, we continue to monitor these branches to determine

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with unfavorable long-term prospects. If necessary, branches with unfavorable long-term prospects are closed and the rental fleet and new and used equipment inventories are deployed to more profitable branches within our geographic footprint where demand is higher.
     As a result of the recent downturn in construction and industrial activities and its impact on our business, we closed or consolidated four branches during the year ended December 31, 2009 and one branch during 2010 in markets where long-term prospects did not support continued operations. Under ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. Although we do not expect to incur material charges for the 2009 and 2010 branch closures, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs. As of the date of this Annual Report on Form 10-K, the Company has not identified any other branch facilities with a more than likely probability of closing where the associated costs pursuant to ASC 420 are expected to be material.
Deferred Financing Costs and Initial Purchasers’ Discounts
     Deferred financing costs include underwriting, legal, accounting and other direct costs incurred in connection with the issuance, and amendments thereto, of the Company’s debt. These costs are amortized over the terms of the related debt using the straight-line method which approximates amortization using the effective interest method. The amortization expense of deferred financing costs and accretion of initial purchasers’ discounts is included in interest expense as an overall cost of the related financings. As further described in note 10 to the consolidated financial statements, we incurred approximately $2.9 million in transaction costs related to the 2010 amendment and restatement of our Senior Secured Credit Facility.
Reserves for Claims
     We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2010, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled $2.8 million and our health insurance reserves totaled $1.6 million. At December 31, 2009, our claims reserves related to workers compensation, general liability and automobile liability totaled $3.4 million and our health insurance reserves totaled $2.0 million.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising
     Advertising costs are expensed as incurred and totaled $0.6 million, $0.6 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
Fair Value of Financial Instruments
     The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2010 and 2009 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2010
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 7.00%	$75,058	$63,105
Senior unsecured notes with interest computed at 8.375%	250,000	251,250
Capital leases payable with interest computed at 5.929 to 9.55%	2,754	2,199
Letter of credit	—	216

	December 31, 2009
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 6.75%	$92,868	$82,082
Senior unsecured notes with interest computed at 8.375%	250,000	247,500
Note payable to lender with interest computed at 7.25%	1,216	1,034
Capital leases payable with interest computed at 5.929 to 9.55%	2,894	2,386
Letters of credit	—	98
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
     We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2010, we purchased approximately 73% from three manufacturers (Grove/Manitowoc, Komatsu, and Genie) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Earnings (Loss) per Share
Earnings (loss) per common share for the years ended December 31, 2010, 2009 and 2008 are based on the weighted average number of common shares outstanding during the period. The effect of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2010	2009	2008
Basic net income (loss) per share:
Net income (loss)	$(25,460)	$(11,943)	$43,296
Weighted average number of common shares outstanding	34,668	34,607	35,575
Net income (loss) per common share — basic	$(0.73)	$(0.35)	$1.22

Diluted net income (loss) per share:
Net income (loss)	$(25,460)	$(11,943)	$43,296
Weighted average number of common shares outstanding	34,668	34,607	35,575
Effect of dilutive securities:
Effect of dilutive non-vested stock	—	—	9

Weighted average number of common shares outstanding — diluted	34,668	34,607	35,583
Net income (loss) per common share — diluted	$(0.73)	$(0.35)	$1.22

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51
Non-vested stock	330	279.	48

Stock-Based Compensation
     We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 3,938,354 shares of common stock as of December 31, 2010.
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Non-vested Stock
     From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2010 and 2009:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested stock at January 1, 2009	136,404	$15.77
Granted	237,840	$6.64
Vested	(72,569)	$19.07
Forfeited	(22,452)	$7.60

Non-vested stock at December 31, 2009	279,223	$7.79
Granted	173,978	$9.54
Vested	(97,650)	$8.20
Forfeited	(25,614)	$8.18

Non-vested stock at December 31, 2010	329,937	$8.57

     As of December 31, 2010, we had unrecognized compensation expense of approximately $1.8 million related to non-vested tock award payments that we expect to be recognized over a weighted average period of 1.9 years.
     The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2010	2009	2008
Compensation expense	$1,030	$669	$1,188
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
     Stock Options
     No stock options were granted during 2010, 2009 or 2008. At December 31, 2010, we had no unrecognized compensation expense related to prior stock option awards.
     The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2010	2009	2008
Compensation expense	$9	$57	$265

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table represents stock option activity for the years ended December 31, 2010 and 2009:

			Weighted Average
		Weighted Average	Contractual Life
	Number of Shares	Exercise Price	In Years
Outstanding options at January 1, 2009	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2009	51,000	$24.80	6.3
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2010	51,000	$24.80	5.5

Options exercisable at December 31, 2010	51,000	$24.80	5.5

     The closing price of our common stock on December 31, 2010 was $11.57. All options outstanding at December 31, 2010 have grant date fair values which exceed our December 31, 2010 closing stock price.
     The following table summarizes non-vested stock option activity for the years ended December 31, 2010 and 2009:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested stock options at January 1, 2009	19,000	$24.95
Granted	—	—
Vested	(17,000)	$24.80
Forfeited	—	—

Non-vested stock options at December 31, 2009	2,000	$26.27
Granted	—	—
Vested	(2,000)	$26.27
Forfeited	—	—

Non-vested stock options at December 31, 2010	—	—

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
Segment Reporting
     We have determined in accordance with ASC 280, Segment Reporting (“ASC 280”) that we have five reportable segments. We derive our revenues from five principal business activities: (1) equipment rentals; (2) new equipment sales; (3) used equipment sales; (4) parts sales; and (5) repair and maintenance services. These segments are based upon how we allocate resources and assess performance. See note 18 to the consolidated financial statements regarding our segment information.
Recent Accounting Pronouncements
     Accounting Pronouncements Adopted in Fiscal Year 2010
     In June 2009, the FASB issued Statement of FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which has been codified into Accounting Standards Codification (“ASC”) 810: Consolidations

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(“ASC 810”). This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosure of variable interest entities. Specifically, it changes how a reporting entity determines when or if an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. We adopted the provisions of ASC 810 effective January 1, 2010, and such adoption did not have a material impact on our condensed consolidated financial statements.
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
     In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. We plan to adopt the new disclosures in the first quarter of fiscal 2011, however, as we currently do not have any reporting units with a zero or negative carrying amount, we do not expect the adoption of this guidance to have an impact on our consolidated financial statements.
(3) Receivables
     Receivables consisted of the following at December 31, (amounts in thousands):

	2010	2009
Trade receivables	$100,357	$74,972
Unbilled rental revenue	2,735	2,240
Income tax receivables	2,047	518
Other	4	7

	105,143	77,737
Less allowance for doubtful accounts	(6,004)	(5,736)

Total receivables, net	$99,139	$72,001

     We charge off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4) Inventories
     Inventories consisted of the following at December 31, (amounts in thousands):

	2010	2009
New equipment	$50,586	$71,017
Used equipment	6,954	10,005
Parts, supplies and other	14,616	13,965

Total inventories, net	$72,156	$94,987

     The above amounts are net of reserves for inventory obsolescence at December 31, 2010 and 2009 totaling $1.1 million and $0.8 million, respectively.
(5) Property and Equipment
     Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2010	2009
Land	$5,947	$5,947
Transportation equipment	38,356	37,241
Building and leasehold improvements	17,625	17,701
Office and computer equipment	37,280	36,059
Machinery and equipment	7,974	7,723
Property under capital leases	3,217	3,217
Construction in progress	728	—

	111,127	107,888
Less accumulated depreciation and amortization	(53,941)	(42,086)

Total net property and equipment	$57,186	$65,802

     Total depreciation and amortization on property and equipment was $13.1 million, $10.8 million and $11.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in the office and computer equipment category above at December 31, 2010 and 2009 is approximately $27.2 million and $27.1 million, respectively, of capitalized costs, including $0.6 million and $0.4 million, respectively, of capitalized interest, related to the implementation of a new employee resource planning system. Unamortized computer software costs related to the new employee resource planning system at December 31, 2010 and 2009 was $23.3 million and $27.1 million, respectively, while related amortization expense in 2010 totalled $3.9 million. No amortization expense was incurred in 2009 related to the employee resource planning system, which was substantially complete and ready for its intended use on or around January 19, 2010.
(6) Manufacturer Flooring Plans Payable
     Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged between 0% to the prime rate (3.25% at December 31, 2010) plus an applicable margin at December 31, 2010. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2010 for each of the next five years ending December 31 are as follows (amounts in thousands):

2011	$6,327
2012	34,345
2013	17,993
2014	16,284
2015	109
Thereafter	—

Total	$75,058

(7) Accrued Expenses Payable and Other Liabilities
     Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2010	2009
Payroll and related liabilities	$11,023	$10,772
Sales, use and property taxes	5,990	6,600
Accrued interest	10,148	10,145
Accrued insurance	2,996	3,723
Deferred revenue	3,728	2,755
Other	2,114	3,276

Total accrued expenses payable and other liabilities	$35,999	$37,271

(8) Note Payable
     The following table summarizes our note payable as of December 31, (dollar amounts in thousands):

	2010	2009
Note payable to lender maturing through 2016; payable in monthly installments of approximately $8.8; interest is at 7.25%; note is collateralized by real estate	$—	$1,216

     The above note payable was paid in full during the year ended December 31, 2010.
(9) Senior Unsecured Notes
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The indenture governing our senior secured notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidation; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2010, we were in compliance with these covenants.
(10) Senior Secured Credit Facility
     We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein. On July 29, 2010, we amended and restated the credit facility to, among other things, (i) extend the maturity date of the credit facility from August 4, 2011 to July 29, 2015, (ii) add a financial covenant requiring maintenance of a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40.0 million (as adjusted if the incremental facility is exercised), (iii) modify the existing financial covenant requiring maintenance of a fixed charge coverage ratio so that the excess availability level at which such ratio is tested increases from excess availability of less than $25.0 million to excess availability of less than $40.0 million (as adjusted if the incremental facility is exercised), (iv) require a daily sweep of cash from the Company’s blocked accounts in the event that excess availability is less than $65.0 million (as adjusted if the incremental facility is exercised) and (v) increase the unused commitment fee from 0.25% to 0.50%. The amended and restated credit facility also increases the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 1.50% to 2.25% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 2.50% to 3.25%, depending on the leverage ratio.
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
     We had no outstanding balances under our senior secured credit facility as of December 31, 2010. Borrowing availability under the terms of the senior secured credit facility as of December 31, 2010, net of $8.0 million of standby letters of credit outstanding, totaled $312.0 million.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) Capital Lease Obligations
     As of December 31, 2010, we had two capital lease obligations, expiring in 2022 and 2029, respectively. Future minimum capital lease payments, in the aggregate, existing at December 31, 2010 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2011	$333
2012	333
2013	333
2014	333
2015	333
Thereafter	2,628

Total minimum lease payments	4,293
Less: amount representing interest	(1,539)

Present value of minimum lease payments	$2,754

(12) Income Taxes
     Our income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2010:
U.S. Federal	$—	$(13,345)	$(13,345)
State	329	(1,904)	(1,575)

	$329	$(15,249)	$(14,920)

Year ended December 31, 2009:
U.S. Federal	$(199)	$(5,455)	$(5,654)
State	(16)	(508)	(524)

	$(215)	$(5,963)	$(6,178)

Year ended December 31, 2008:
U.S. Federal	$160	$21,549	$21,709
State	1,513	2,879	4,392

	$1,673	$24,428	$26,101

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2010	2009
Deferred tax assets:
Accounts receivable	$2,305	$2,201
Inventories	431	321
Net operating losses	38,840	26,622
AMT and general business tax credits	1,356	3,237
Sec 263A costs	811	1,061
Accrued liabilities	2,779	2,747
Deferred compensation	394	441
Accrued interest	543	519
Stock-based compensation	385	260
Goodwill and intangible assets	7,143	8,508
Other assets	340	170

	55,327	46,087
Deferred tax liabilities:
Property and equipment	(109,663)	(113,660)
Investments	(1,583)	(1,573)

	(111,246)	(115,233)

Net deferred tax liabilities	$(55,919)	$(69,146)

     The reconciliation between income taxes computed using the statutory federal income tax rate of 35% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2010	2009	2008
Computed tax at statutory rates	$(14,133)	$(6,342)	$24,289
Permanent items — other	317	589	517
Permanent items — excess of tax deductible goodwill	—	—	(2,130)
Permanent items — impairment of goodwill	—	—	537
State income tax (benefit), net of federal tax effect	(1,023)	(340)	2,710
Increase in uncertain tax positions	—	—	222
Other	(81)	(85)	(44)

	$(14,920)	$(6,178)	$26,101

     At December 31, 2010, we had available federal net operating loss carry forwards of approximately $146.8 million, which expire in varying amounts from 2022 through 2030. We also had federal alternative minimum tax credit carry forwards at December 31, 2010 of approximately $0.8 million which do not expire. We have a current receivable for a $2.0 million federal alternative minimum tax credit as a result of electing to carryback 2009 alternative minimum tax net operating loss under the provisions of Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009.
     Management has concluded that it is more likely than not that the deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce the deferred tax assets as of December 31, 2010.
     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follow (in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2010	2009	2008
Gross unrecognized tax benefits at January 1	$6,478	$6,456	$6,220
Increases in tax positions taken in prior years	20	23	228
Decreases in tax positions taken in prior years	—	—	—
Increases in tax positions taken in current year	—	—	8
Decreases for tax positions taken in current year	—	—	—
Settlements with taxing authorities	—	—	—
Lapse in statute of limitations	—	—	—

Gross unrecognized tax benefits at December 31	$6,498	$6,478	$6,456

     The gross amount of unrecognized tax benefits as of December 31, 2010 includes $0.2 million of net unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.
     Our U.S. federal tax returns for 2007 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2006 and subsequent years.
(13) Commitments and Contingencies
Operating Leases
     As of December 31, 2010, we lease certain real estate related to our branch facilities and corporate headquarters, as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2031. Our real estate leases provide for varying terms, including customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property leases and equipment leases under non-cancelable operating lease agreements for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $11.8 million, $11.5 million and $11.3 million, respectively.
     Future minimum operating lease payments existing at December 31, 2010 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2011	$11,458
2012	10,478
2013	8,494
2014	7,396
2015	7,019
Thereafter	46,123

$90,968

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Letters of Credit
     The Company had outstanding letters of credit issued under its senior secured credit facility totaling $8.0 million and $7.8 million as of December 31, 2010 and 2009, respectively. The 2010 letter of credit expired in January 2011 and was renewed for $7.0 million, expiring in January 2012.
(14) Employee Benefit Plan
     We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2010, 2009 and 2008, we contributed, net of employee forfeitures, to the plan $1.1 million, $0.6 million and $1.8 million, respectively.
(15) Deferred Compensation Plans
     In 2001, we assumed in a business combination nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2010, we had obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2010 calendar plan year was 3.25%. The aggregate deferred compensation payable at December 31, 2010 and December 31, 2009 was $2.0 million and $1.9 million, respectively. Included in these amounts at December 31, 2010 and 2009 was accrued interest of $1.4 million and $1.3 million, respectively.
(16) Related Party Transactions
     John M. Engquist, our Chief Executive Officer and President, and his sister, Kristan Engquist Dunne, each have a 29.2% beneficial ownership interest in a joint venture, from which we leased our Baton Rouge, Louisiana and Kenner, Louisiana branch facilities during the years ended December 31, 2010, 2009 and 2008. Four trusts in the names of the children of John M. Engquist and Kristan Engquist Dunne hold in equal amounts interests totaling 16.6% of such joint venture. The remaining 25% interest is beneficially owned by Mr. Engquist’s mother. We paid such entity a total of approximately $0.3 million in each of the years ended December 31, 2010, 2009 and 2008 in lease payments.
     Mr. Engquist has a 62.5% ownership interest in T&J Partnership from which we lease our Shreveport, Louisiana facility. Mr. Engquist’s mother beneficially owns 25% of the entity and Kristan Engquist Dunne owns the remaining 12.5%. In 2010, 2009 and 2008, we paid T&J Partnership a total of approximately $0.2 million each year in lease payments.
     We charter an aircraft from Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. We pay an hourly rate to Gulf Wide Aviation for the use of the aircraft by various members of our management. In each of the years ended December 31, 2010, 2009 and 2008, our payments in respect of charter costs to Gulf Wide Aviation totaled approximately $0.3 million, $0.4 million and $0.5 million, respectively.
     Mr. Engquist has a 31.25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister each have a 12.5% and 6.25% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. In 2010, 2009 and 2008, commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.7 million in each of the annual periods.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2010, 2009 and 2008, our purchases totaled approximately $0.2 million, $0.2 million and $0.1 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $14,000, $0.6 million and $39,000, respectively.
     On April 30, 2007, the Company entered into a Consulting Agreement with Gary W. Bagley, Chairman of the Board of the Company (the “Agreement”). This Agreement supersedes the Consulting and Noncompetition Agreement, dated July 31, 2004, between the Company and Mr. Bagley.
     This Agreement provides for, among other things:
•	a term of five years;

•	a consulting fee of $167,000 per year together with a cost-of-living increase of 4% compounded annually, plus reimbursement of all reasonable and actual out-of-pocket expenses;

•	welfare benefits, including medical, dental, life and disability insurance; and

•	the protection of confidential information obtained during employment.
     We expensed approximately $0.2 million for each of the years ended December 31, 2010, 2009 and 2008 related to this agreement.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) Summarized Quarterly Financial Data (Unaudited)
     The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2010 and 2009 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010:
Total revenues	$114,686	$131,006	$153,844	$174,618
Operating income (loss)	(11,925)	(4,251)	1,451	2,830
Loss before benefit for income taxes	(19,166)	(11,348)	(5,826)	(4,040)
Net loss	(12,078)	(7,093)	(3,780)	(2,509)
Basic net loss per common share(1)	(0.35)	(0.20)	(0.11)	(0.07)
Diluted net loss per common share(1)	(0.35)	(0.20)	(0.11)	(0.07)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009:
Total revenues	$186,196	$180,241	$175,628	$137,667
Operating income (loss)(2)	11,115	8,585	5,183	(12,284)
Income (loss) before provision (benefit) for income taxes(2)	3,149	754	(2,541)	(19,483)
Net income (loss) (2)	2,178	263	(2,280)	(12,104)
Basic net income (loss) per common share(1)	0.06	0.01	(0.07)	(0.35)
Diluted net income (loss) per common share(1)	0.06	0.01	(0.07)	(0.35)

(1)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.

(2)	During our fourth quarter ended December 31, 2009, we recorded a non-cash impairment charge of approximately $9.0 million, or $5.5 million after tax, related to the impairment of goodwill. See note 2 to the consolidated financial statements for additional information on the impairment charge.

(18)	Segment Information
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
     We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2010	2009	2008
Segment Revenues:
Equipment rentals	$177,970	$191,512	$295,398
New equipment sales	167,303	208,916	374,068
Used equipment sales	62,286	86,982	160,780
Parts sales	86,686	100,500	118,345
Services revenues	49,629	58,730	70,124

Total segmented revenues	543,874	646,640	1,018,715
Non-Segmented revenues	30,280	33,092	50,254

Total revenues	$574,154	$679,732	$1,068,969

Segment Gross Profit (Loss):
Equipment rentals	$59,193	$61,524	$141,606
New equipment sales	16,638	25,031	49,596
Used equipment sales	14,017	16,677	38,824
Parts sales	22,784	27,714	34,784
Services revenues	30,878	36,905	44,800

Total gross profit from revenues	143,510	167,851	309,610
Non-Segmented gross profit (loss)	(7,571)	(2,353)	430

Total gross profit	$135,939	$165,498	$310,040

	December 31,
	2010	2009
Segment identified assets:
Equipment sales	$57,540	$81,022
Equipment rentals	426,637	437,407
Parts and service	14,617	13,964

Total segment identified assets	498,794	532,393
Non-Segmented identified assets	235,627	230,691

Total assets	$734,421	$763,084

     The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2010, 2009 and 2008 were 2.1%, 3.1% and 4.0%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.
(19) Consolidating Financial Information of Guarantor Subsidiaries
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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$29,149	$—	$—	$29,149
Receivables, net	87,629	11,510	—	99,139
Inventories, net	57,698	14,458	—	72,156
Prepaid expenses and other assets	8,479	200	—	8,679
Rental equipment, net	339,644	86,993	—	426,637
Property and equipment, net	47,301	9,885	—	57,186
Deferred financing costs, net	7,027	—	—	7,027
Intangible assets, net	—	429	—	429
Investment in guarantor subsidiaries	(18,509)	—	18,509	—
Goodwill	4,493	29,526	—	34,019

Total assets	$526,911	$153,001	$18,509	$734,421

Liabilities and Stockholders’ Equity:
Accounts payable	$55,482	$2,955	$—	$58,437
Manufacturer flooring plans payable	74,882	176	—	75,058
Accrued expenses payable and other liabilities	34,896	1,103	—	35,999
Intercompany balance	(164,522)	164,522	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital leases payable	—	2,754	—	2,754
Deferred income taxes	55,919	—	—	55,919
Deferred compensation payable	2,004	—	—	2,004

Total liabilities	308,661	171,510	—	$480,171
Stockholders’ equity (deficit)	254,250	(18,509)	18,509	254,250

Total liabilities and stockholders’ equity	$562,911	$153,001	$18,509	$734,421

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$45,326	$10	$—	$45,336
Receivables, net	58,405	13,596	—	72,001
Inventories, net	72,508	22,479	—	94,987
Prepaid expenses and other assets	6,876	123	—	6,999
Rental equipment, net	346,107	91,300	—	437,407
Property and equipment, net	54,672	11,130	—	65,802
Deferred financing costs, net	5,545	—	—	5,545
Intangible assets, net	—	988	—	988
Investment in guarantor subsidiaries	(4,537)	—	4,537	—
Goodwill	4,493	29,526	—	34,019

Total assets	$589,395	$169,152	$4,537	$763,084

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$—	$—	$—	$—
Accounts payable	28,866	—	—	28,866
Manufacturer flooring plans payable	92,868	—	—	92,868
Accrued expenses payable and other liabilities	35,689	1,582	—	37,271
Intercompany balance	(169,213)	169,213	—	—
Note payable	1,216	—	—	1,216
Senior unsecured notes	250,000	—	—	250,000
Capital leases payable	—	2,894	—	2,894
Deferred income taxes	69,146	—	—	69,146
Deferred compensation payable	1,941	—	—	1,941

Total liabilities	310,513	173,689	—	484,202
Stockholders’ equity (deficit)	278,882	(4,537)	4,537	278,882

Total liabilities and stockholders’ equity	$589,395	$169,152	$4,537	$763,084

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$141,180	$36,790	$—	$177,970
New equipment sales	151,906	15,397	—	167,303
Used equipment sales	53,789	8,497	—	62,286
Parts sales	73,369	13,317	—	86,686
Services revenues	43,602	6,027	—	49,629
Other	24,786	5,494	—	30,280

Total revenues	488,632	85,522	—	574,154

Cost of revenues:
Rental depreciation	61,507	17,076	—	78,583
Rental expense	32,485	7,709	—	40,194
New equipment sales	136,899	13,766	—	150,665
Used equipment sales	41,789	6,480	—	48,269
Parts sales	54,066	9,836	—	63,902
Services revenues	16,699	2,052	—	18,751
Other	29,878	7,973	—	37,851

Total cost of revenues	373,323	64,892	—	438,215

Gross profit (loss):
Equipment rentals	47,188	12,005	—	59,193
New equipment sales	15,007	1,631	—	16,638
Used equipment sales	12,000	2,017	—	14,017
Parts sales	19,303	3,481	—	22,784
Services revenues	26,903	3,975	—	30,878
Other	(5,092)	(2,479)	—	(7,571)

Gross profit	115,309	20,630	—	135,939

Selling, general and administrative expenses	123,279	24,998	—	148,277
Equity in loss of guarantor subsidiaries	(13,972)	—	13,972	—
Gain from sales of property and equipment, net	389	54	—	443

Loss from operations	(21,553)	(4,314)	13,972	(11,895)
Other income (expense):
Interest expense	(19,403)	(9,673)	—	(29,076)
Other, net	576	15	—	591

Total other expense, net	(18,827)	(9,658)	—	(28,485)

Loss before income taxes	(40,380)	(13,972)	13,972	(40,380)
Income tax benefit	(14,920)	—	—	(14,920)

Net loss	$(25,460)	$(13,972)	$13,972	$(25,460)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$155,583	$35,929	$—	$191,512
New equipment sales	173,494	35,422	—	208,916
Used equipment sales	75,862	11,120	—	86,982
Parts sales	85,043	15,457	—	100,500
Services revenues	51,657	7,073	—	58,730
Other	27,076	6,016	—	33,092

Total revenues	568,715	111,017	—	679,732

Cost of revenues:
Rental depreciation	69,791	18,111	—	87,902
Rental expense	33,997	8,089	—	42,086
New equipment sales	152,640	31,245	—	183,885
Used equipment sales	61,264	9,041	—	70,305
Parts sales	61,597	11,189	—	72,786
Services revenues	19,403	2,422	—	21,825
Other	27,855	7,590	—	35,445

Total cost of revenues	426,547	87,687	—	514,234

Gross profit (loss):
Equipment rentals	51,795	9,729	—	61,524
New equipment sales	20,854	4,177	—	25,031
Used equipment sales	14,598	2,079	—	16,677
Parts sales	23,446	4,268	—	27,714
Services revenues	32,254	4,651	—	36,905
Other	(779)	(1,574)	—	(2,353)

Gross profit	142,168	23,330	—	165,498

Selling, general and administrative expenses	119,920	24,540	—	144,460
Impairment of goodwill	8,972	—	—	8,972
Equity in loss of guarantor subsidiaries	(12,985)	—	12,985	—
Gain from sales of property and equipment, net	455	78	—	533

Income (loss) from operations	746	(1,132)	12,985	12.599

Other income (expense):
Interest expense	(19,415)	(11,924)	—	(31,339)
Other, net	548	71	—	619

Total other expense, net	(18,867)	(11,853)	—	(30,720)

Loss before income taxes	(18,121)	(12,985)	12,985	(18,121)
Income tax benefit	(6,178)	—	—	(6,178)

Net loss	$(11,943)	$(12,985)	$12,985	$(11,943)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$250,378	$45,020	$—	$295,398
New equipment sales	292,651	81,417	—	374,068
Used equipment sales	124,076	36,704	—	160,780
Parts sales	97,250	21,095	—	118,345
Services revenues	60,519	9,605	—	70,124
Other	42,364	7,890	—	50,254

Total revenues	867,238	201,731	—	1,068,969

Cost of revenues:
Rental depreciation	85,218	19,093	—	104,311
Rental expense	40,794	8,687	—	49,481
New equipment sales	253,496	70,976	—	324,472
Used equipment sales	90,467	31,489	—	121,956
Parts sales	68,504	15,057	—	83,561
Services revenues	21,948	3,376	—	25,324
Other	40,131	9,693	—	49,824

Total cost of revenues	600,558	158,371	—	785,929

Gross profit (loss):
Equipment rentals	124,366	17,240	—	141,606
New equipment sales	39,155	10,441	—	49,596
Used equipment sales	33,609	5,215	—	38,824
Parts sales	28,746	6,038	—	34,784
Services revenues	38,571	6,229	—	44,800
Other	2,233	(1,803)	—	430

Gross profit	266,680	43,360	—	310,040

Selling, general and administrative expenses	144,604	36,433	—	181,037
Impairment of goodwill and intangible assets	22,721	—	—	22,721
Equity in loss of guarantor subsidiaries	(5,578)	—	5,578	—
Gain from sales of property and equipment, net	408	28	—	436

Income from operations	94,185	6,955	5,578	106,718

Other income (expense):
Interest expense	(25,613)	(12,642)	—	(38,255)
Other, net	825	109	—	934

Total other expense, net	(24,788)	(12,533)	—	(37,321)

Income (loss) before provision for income taxes	69,397	(5,578)	5,578	69,397
Provision for income taxes	26,101	—	—	26,101

Net income (loss)	$43,296	$(5,578)	$5,578	$43,296

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(25,460)	$(13,972)	$13,972	$(25,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization on property and equipment	11,239	1,885	—	13,124
Depreciation on rental equipment	61,507	17,076	—	78,583
Amortization of deferred financing costs	1,406	—	—	1,406
Amortization of intangible assets	—	559	—	559
Provision for losses on accounts receivable	2,609	555	—	3,164
Provision for inventory obsolescence	315	—	—	315
Provision for deferred income taxes	(13,227)	—	—	(13,227)
Stock-based compensation expense	1,039	—	—	1,039
Gain from sales of property and equipment, net	(389)	(54)	—	(443)
Gain from sales of rental equipment, net	(11,010)	(1,921)	—	(12,931)
Equity in loss of guarantor subsidiaries	13,972	—	(13,972)	—
Changes in operating assets and liabilities:
Receivables, net	(31,833)	1,531	—	(30,302)
Inventories, net	(8,891)	2,129	—	(6,762)
Prepaid expenses and other assets	(1,603)	(77)	—	(1,680)
Accounts payable	26,616	2,955	—	29,571
Manufacturer flooring plans payable	(17,986)	176	—	(17,810)
Accrued expenses payable and other liabilities	(792)	(479)	—	(1,271)
Intercompany balances	4,691	(4,691)	—	—
Deferred compensation payable	63	—	—	63

Net cash provided by operating activities	12,266	5,672	—	17,938

Cash flows from investing activities:
Purchases of property and equipment	(4,067)	(585)	—	(4,652)
Purchases of rental equipment	(60,504)	(12,745)	—	(73,249)
Proceeds from sales of property and equipment	588	(1)	—	587
Proceeds from sales of rental equipment	39,856	7,789	—	47,645

Net cash used in investing activities	(24,127)	(5,542)	—	(29,669)

Cash flows from financing activities:
Purchase of treasury stock	(212)	—	—	(212)
Payments of deferred financing costs	(2,888)	—	—	(2,888)
Payments on capital lease obligations	—	(140)	—	(140)
Principal payments on note payable	(1,216)	—	—	(1,216)

Net cash used in financing activities	(4,316)	(140)	—	(4,456)

Net decrease in cash	(16,177)	(10)	—	(16,187)
Cash, beginning of year	45,326	10	—	45,336

Cash, end of year	$29,149	$—	$—	$29,149

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(11,943)	$(12,985)	$12,985	$(11,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization on property and equipment	8,611	2,189	—	10,800
Depreciation on rental equipment	69,791	18,111	—	87,902
Amortization of deferred financing costs	1,419	—	—	1,419
Amortization of intangible assets	—	591	—	591
Provision for losses on accounts receivable	3,246	—	—	3,246
Provision for inventory obsolescence	48	—	—	48
Provision for deferred income taxes	(5,963)	—	—	(5,963)
Stock-based compensation expense	726	—	—	726
Impairment of goodwill	1,150	7,822	—	8,972
Gain from sales of property and equipment, net	(455)	(78)	—	(533)
Gain from sales of rental equipment, net	(13,735)	(1,941)	—	(15,676)
Equity in loss of guarantor subsidiaries	12,985	—	(12,985)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	63,106	11,940	—	75,046
Inventories, net	24,047	(865)	—	23,182
Prepaid expenses and other assets	4,590	132	—	4,722
Accounts payable	(64,801)	—	—	(64,801)
Manufacturer flooring plans payable	(34,822)	—	—	(34,822)
Accrued expenses payable and other liabilities	(10,271)	341	—	(9,930)
Intercompany balances	22,248	(22,248)	—	—
Deferred compensation payable	(85)	—	—	(85)

Net cash provided by operating activities	69,892	3,009	—	72,901

Cash flows from investing activities:
Purchases of property and equipment	(18,816)	(579)	—	(19,395)
Purchases of rental equipment	(4,080)	(11,041)	—	(15,121)
Proceeds from sales of property and equipment	1,505	(57)	—	1,448
Proceeds from sales of rental equipment	62,174	8,794	—	70,968

Net cash provided by (used in) investing activities	40,783	(2,883)	—	37,900

Cash flows from financing activities:
Purchase of treasury stock	(110)	—	—	(110)
Borrowings on senior secured credit facility	536,311	—	—	536,311
Payments on senior secured credit facility	(612,633)	—	—	(612,633)
Payments of related party obligation	(150)	—	—	(150)
Payments on capital lease obligations	—	(131)	—	(131)
Principal payments on note payable	(18)	—	—	(18)

Net cash used in financing activities	(76,600)	(131)	—	(76,731)

Net increase (decrease) in cash	34,075	(5)	—	34,070
Cash, beginning of year	11,251	15	—	11,266

Cash, end of year	$45,326	$10	$—	$45,336

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$43,296	$(5,578)	$5,578	$43,296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	8,401	2,742	—	11,143
Depreciation on rental equipment	85,218	19,093	—	104,311
Amortization of deferred financing costs	1,417	—	—	1,417
Amortization of intangible assets	2,223	—	—	2,223
Provision for losses on accounts receivable	3,064	—	—	3,064
Provision for inventory obsolescence	54	—	—	54
Provision for deferred income taxes	24,428	—	—	24,428
Stock-based compensation expense	1,453	—	—	1,453
Impairment of goodwill and intangible assets	22,721	—	—	22,721
Gain from sales of property and equipment, net	(408)	(28)	—	(436)
Gain from sales of rental equipment, net	(31,108)	(4,685)	—	(35,793)
Equity in loss of guarantor subsidiaries	5,578	—	(5,578)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	3,264	(4,063)	—	(799)
Inventories, net	3,963	(32,027)	—	(28,064)
Prepaid expenses and other assets	(5,690)	238	—	(5,452)
Accounts payable	9,990	(1,218)	—	8,772
Manufacturer flooring plans payable	(29,247)	(6,002)	—	(35,249)
Accrued expenses payable and other liabilities	394	2,897	—	3,291
Intercompany balances	11,528	(11,528)	—	—
Deferred compensation payable	87	—	—	87

Net cash provided by (used in) operating activities	160,626	(40,159)	—	120,467

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(10,461)	—	(10,461)
Purchases of property and equipment	(22,902)	(1,685)	—	(24,587)
Purchases of rental equipment	(190,655)	64,784	—	(125,871)
Proceeds from sales of property and equipment	949	223	—	1,172
Proceeds from sales of rental equipment	148,045	(24,973)	—	123,072

Net cash provided by (used in) investing activities	(64,563)	27,888	—	(36,675)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	(44)	—	—	(44)
Purchases of treasury stock	(42,577)	—		(42,577)
Borrowings on senior secured credit facility	1,042,821	—	—	1,042,821
Payments on senior secured credit facility	(1,096,701)	9,652	—	(1,087,049)
Payments of related party obligation	(300)	—	—	(300)
Payments on capital lease obligations	—	(123)	—	(123)
Principal payments on note payable	(16)	—	—	(16)

Net cash provided by (used in) financing activities	(96,817)	9,529	—	(87,288)

Net decrease in cash	(754)	(2,742)	—	(3,496)
Cash, beginning of year	12,005	2,757	—	14,762

Cash, end of year	$11,251	$15	$—	$11,266

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2010, our current disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Date: March 3, 2011

/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
H&E Equipment Services, Inc.
Baton Rouge, Louisiana
We have audited H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). H&E Equipment Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, H&E Equipment Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 3, 2011 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Dallas, Texas
March 3, 2011

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2010.
     We have adopted a code of conduct that applies to our Chief Executive Officer and Chief Financial Officer. This code of conduct is available on the Company’s internet website at www.he-equipment.com. The information on our website is not a part of or incorporated by reference into this Annual Report on Form 10-K. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on the Company’s internet website at www.he-equipment.com.
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
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART I
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements
The Company’s consolidated financial statements listed below have been filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting	92
Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements	54
Consolidated Balance Sheets as of December 31, 2010 and 2009	55
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	56
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	57
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	58
Notes to Consolidated Financial Statements	60

(2) Financial Statement Schedule for the years ended December 31, 2010, 2009 and 2008:

Schedule II—Valuation and Qualifying Accounts	95

All other schedules are omitted because they are not applicable or not required, or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index on pages 97-99.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and	Recoveries	Impact of	End
Description	of Year	Expenses	(Deductions)	Acquisition	of Year
	(Amounts in thousands)
Year Ended December 31, 2010
Allowance for doubtful accounts receivable	$5,736	$3,164	$(2,896)	$—	$6,004
Allowance for inventory obsolescence	824	315	(34)	—	1,105

	$6,560	$3,479	$(2,930)	$—	$7,109

Year Ended December 31, 2009
Allowance for doubtful accounts receivable	$5,524	$3,245	$(3,033)	$—	$5,736
Allowance for inventory obsolescence	920	48	(144)	—	824

	$6,444	$3,293	$(3,177)	$—	$6,560

Year Ended December 31, 2008
Allowance for doubtful accounts receivable	$4,413	$3,064	$(1,953)	$—	$5,524
Allowance for inventory obsolescence	992	54	(126)	—	920

	$5,405	$3,118	$(2,079)	$—	$6,444

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2011.

H&E EQUIPMENT SERVICES, INC.
By:	/s/ John M. Engquist
John M. Engquist
Its: President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ John M. Engquist	President, Chief Executive Officer and Director	March 3, 2011

	John M. Engquist	(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	March 3, 2011

	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ Gary W. Bagley	Chairman and Director	March 3, 2011
Gary W. Bagley

By:	/s/ Keith E. Alessi	Director	March 3, 2011
Keith E. Alessi

By:	/s/ Paul N. Arnold	Director	March 3, 2011
Paul N. Arnold

By:	/s/ Bruce C. Bruckmann	Director	March 3, 2011
Bruce C. Bruckmann

By:	/s/ Lawrence C. Karlson	Director	March 3, 2011
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	March 3, 2011
John T. Sawyer

Exhibit Index

2.1	Agreement and Plan of Merger, dated February 2, 2006, among the Company, H&E LLC and Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

2.2	Agreement and Plan of Merger, dated as of May 15, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on May 17, 2007.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 31, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

2.4	Acquisition Agreement, dated as of January 4, 2005, among H&E Equipment Services, L.L.C., Eagle Merger Corp., Eagle High Reach Equipment, LLC, Eagle High Reach Equipment, Inc., SBN Eagle LLC, SummitBridge National Investments, LLC and the shareholders of Eagle High Reach Equipment, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K of H&E Equipment Services L.L.C. (File Nos. 333-99587 and 333-99589), filed January 5, 2006).

3.1	Amended and Restated Certificate of Incorporation of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

3.2	Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed June 5, 2007).

3.3	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.4	Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.5	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.6	Certificate of Incorporation of H&E Finance Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.7	Certificate of Incorporation of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.8	Articles of Incorporation of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.9	Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.10	Bylaws of H&E Finance Corp. (incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.11	Bylaws of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.12	Bylaws of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

4.1	Amended and Restated Security Holders Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.2	Amended and Restated Investor Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.3	Amended and Restated Registration Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.4	Form of H&E Equipment Services, Inc. common stock certificate (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 5, 2006).

4.5	Indenture, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 8 3/8% senior notes due 2016 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).

4.6	Registration Rights Agreement, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California), LLC, H&E Finance Corp., Credit Suisse Securities (USA) LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).

10.1	Consulting Agreement, dated April 10, 2007, between the Company and Gary W. Bagley (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed April 30, 2007).**

10.2	Third Amended and Restated Credit Agreement, dated as of July 29, 2010, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., H&E Equipment Services (Mid-Atlantic), Inc., General Electric Capital Corporation, as Agent, Bank of America, N.A. as co-syndication agent, documentation agent, joint lead arranger and joint bookrunner and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 3, 2010).

10.3	Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).**

10.4	Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).

10.5	Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.6	H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 28, 2006).**

10.7	Amendment No. 1 to the H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan. *

10.8	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).**

10.9	Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.9 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 5, 2010. **

18.1	BDO Seidman, LLP Preferability Letter. (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Management contract or compensatory plan or arrangement