Form 10-Q
period 2011-03-31
H&E Equipment Services, Inc.
filed 2011-05-05
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 2, 2011, there were 35,028,170 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

MARCH 31, 2011

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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	general economic conditions and construction and industrial activity in the markets where we operate in North America, as well as the depth and duration of the recent macroeconomic downturn and related decreases in construction and industrial activities, which may continue to significantly affect our revenues and operating results;

•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;

•	relationships with equipment suppliers;

•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;

•	our indebtedness;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash	$9,148	$29,149
Receivables, net of allowance for doubtful accounts of $5,866 and $6,004, respectively	83,706	99,139
Inventories, net of reserves for obsolescence of $1,171 and $1,105, respectively	89,550	72,156
Prepaid expenses and other assets	12,110	8,679
Rental equipment, net of accumulated depreciation of $264,691 and $254,662, respectively	426,524	426,637
Property and equipment, net of accumulated depreciation and amortization of $56,730 and $53,941, respectively	57,458	57,186
Deferred financing costs, net of accumulated amortization of $10,803 and $10,456, respectively	6,680	7,027
Intangible assets, net of accumulated amortization of $3,175 and $3,050, respectively	305	429
Goodwill	34,019	34,019

Total assets	$719,500	$734,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$59,968	$58,437
Manufacturer flooring plans payable	73,742	75,058
Accrued expenses payable and other liabilities	30,456	35,999
Senior unsecured notes	250,000	250,000
Capital leases payable	2,718	2,754
Deferred income taxes	52,581	55,919
Deferred compensation payable	1,960	2,004

Total liabilities	471,425	480,171

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,699,666 shares issued at March 31, 2011 and December 31, 2010 and 35,028,170 and 35,029,804 shares outstanding at March 31, 2011 and December 31, 2010, respectively	386	386
Additional paid-in capital	209,409	209,111
Treasury stock at cost, 3,671,496 and 3,669,862 shares of common stock held at March 31, 2011 and December 31, 2010, respectively	(56,330)	(56,330)
Retained earnings	94,610	101,083

Total stockholders’ equity	248,075	254,250

Total liabilities and stockholders’ equity	$719,500	$734,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Equipment rentals	$48,478	$36,453
New equipment sales	29,173	27,293
Used equipment sales	15,417	13,431
Parts sales	21,577	19,632
Services revenues	12,637	11,483
Other	7,626	6,394

Total revenues	134,908	114,686

Cost of revenues:
Rental depreciation	20,563	19,279
Rental expense	10,739	9,247
New equipment sales	26,030	24,910
Used equipment sales	11,562	10,745
Parts sales	15,840	14,247
Services revenues	4,911	4,376
Other	10,147	7,997

Total cost of revenues	99,792	90,801

Gross profit	35,116	23,885

Selling, general and administrative expenses	38,093	35,874
Gain on sales of property and equipment, net	97	64

Loss from operations	(2,880)	(11,925)

Other income (expense):
Interest expense	(7,207)	(7,291)
Other, net	323	50

Total other expense, net	(6,884)	(7,241)

Loss before income taxes	(9,764)	(19,166)
Benefit for income taxes	(3,291)	(7,088)

Net loss	$(6,473)	$(12,078)

Net loss per common share:
Basic	$(0.19)	$(0.35)

Diluted	$(0.19)	$(0.35)

Weighted average common shares outstanding:
Basic	34,700	34,625

Diluted	34,700	34,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,473)	$(12,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	3,132	3,432
Depreciation on rental equipment	20,563	19,279
Amortization of loan discounts and deferred financing costs	347	355
Amortization of intangible assets	124	148
Provision for losses on accounts receivable	846	580
Provision for inventory obsolescence	89	61
Decrease in deferred income taxes	(3,338)	(5,100)
Stock-based compensation expense	298	209
Gain on sales of property and equipment, net	(97)	(64)
Gain on sales of rental equipment, net	(3,523)	(2,569)
Changes in operating assets and liabilities:
Receivables, net	14,587	730
Inventories, net	(32,838)	2,158
Prepaid expenses and other assets	(3,431)	(2,835)
Accounts payable	1,531	5,165
Manufacturer flooring plans payable	(1,316)	(12,809)
Accrued expenses payable and other liabilities	(5,543)	(7,138)
Deferred compensation payable	(44)	16

Net cash used in operating activities	(15,086)	(10,460)

Cash flows from investing activities:
Purchases of property and equipment	(3,434)	(670)
Purchases of rental equipment	(13,401)	(167)
Proceeds from sales of property and equipment	127	76
Proceeds from sales of rental equipment	11,829	10,893

Net cash provided by (used in) investing activities	(4,879)	10,132

Cash flows from financing activities:
Borrowings on senior secured credit facility	16,923	—
Payments on senior secured credit facility	(16,923)	—
Payments of capital lease obligation	(36)	(34)
Principal payments on notes payable	—	(1,216)

Net cash used in financing activities	(36)	(1,250)

Net decrease in cash	(20,001)	(1,578)
Cash, beginning of period	29,149	45,336

Cash, end of period	$9,148	$43,758

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$15,355	$5,955

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,109	$12,174

Income taxes paid, net of refunds received	$(2,021)	$(38)

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2010, from which the balance sheet amounts as of December 31, 2010 were derived.
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
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. During the three month period ended March 31, 2011, there were no significant changes to those accounting policies.
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
Recent Accounting Pronouncements
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to ASC 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and requires entities to allocate revenue in an arrangement containing more than one unit of accounting using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. We adopted the provisions of ASU 2009-13 effective January 1, 2011, and such adoption did not have a material impact on our condensed consolidated financial statements for the quarter ended March 31, 2011.
     In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance became effective for us on January 1, 2011 for impairment tests performed during fiscal 2011. We plan to adopt the new disclosures in conjunction with our annual impairment test as of October 1, 2011, or sooner if triggering events dictate than a goodwill impairment test should be performed. However, as we currently do not have any reporting units with a zero or negative carrying amount, we do not expect the application of this guidance to have an impact on our consolidated financial statements.
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

	March 31, 2011
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 7.00%	$73,742	$59,025
Senior unsecured notes with interest compounded at 8.375%	250,000	262,500
Capital lease payable with interest computed at 5.929% to 9.55%	2,718	2,177
Letters of credit	—	192

	December 31, 2010
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 7.00%	$75,058	$63,105
Senior unsecured notes with interest compounded at 8.375%	250,000	251,250
Capital lease payable with interest computed at 5.929% to 9.55%	2,754	2,199
Letters of credit	—	216

(4)	Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2011 (amounts in thousands, except share data):

	Common Stock		Additional Paid-in			Total Stockholders’
	Shares Issued	Amount	Capital	Treasury Stock	Retained Earnings	Equity
Balances at December 31, 2010	38,699,666	$386	$209,111	$(56,330)	$101,083	$254,250
Stock-based compensation	—	—	298	—	—	298
Net loss	—	—	—	—	(6,473)	(6,473)

Balances at March 31, 2011	38,699,666	$386	$209,409	$(56,330)	$94,610	$248,075

(5) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,938,354 shares as of March 31, 2011.
Non-vested Stock
     The following table summarizes our non-vested stock activity for the three months ended March 31, 2011:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested stock at December 31, 2010	329,937	$8.57
Granted	—	—
Vested	—	—
Forfeited	(1,634)	$8.57

Non-vested stock at March 31, 2011	328,303	$8.57

     As of March 31, 2011, we had unrecognized compensation expense of $1.5 million related to non-vested stock that we expect to be recognized over a weighted-average period of 1.8 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Compensation expense	$298	$204
Stock Options
     At March 31, 2011, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Compensation expense	$—	$5

     The following table represents stock option activity for the three months ended March 31, 2011:

			Weighted Average
		Weighted Average	Contractual Life
	Number of Shares	Exercise Price	In Years
Outstanding options at December 31, 2010	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at March 31, 2011	51,000	$24.80	5.3

Options exercisable at March 31, 2011	51,000	$24.80	5.3

     The closing price of our common stock on March 31, 2011 was $19.53. All options outstanding at March 31, 2011 have grant date fair values which exceed the March 31, 2011 closing stock price.
(6) Loss per Share
     Earnings (loss) per common share for the three months ended March 31, 2011 and 2010 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net loss per common share for the three month periods ended March 31, 2011 and 2010 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Basic net loss per share:
Net loss	$(6,473)	$(12,078)
Weighted average number of common shares outstanding	34,700	34,625
Net loss per common share — basic	$(0.19)	(0.35)
Diluted net loss per share:
Net loss	$(6,473)	$(12,078)
Weighted average number of common shares outstanding	34,700	34,625
Effect of dilutive securities:
Effect of dilutive stock options	—	—
Effect of dilutive non-vested stock	—	—

Weighted average number of common shares outstanding — diluted	34,700	34,625
Net income (loss) per common share — diluted	$(0.19)	$(0.35)
Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51
Non-vested restricted stock	328	272
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
     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Equipment rentals	$48,478	$36,453
New equipment sales	29,173	27,293
Used equipment sales	15,417	13,431
Parts sales	21,577	19,632
Services revenues	12,637	11,483

Total segmented revenues	127,282	108,292
Non-segmented revenues	7,626	6,394

Total revenues	$134,908	$114,686

Gross Profit (Loss):
Equipment rentals	$17,176	$7,927
New equipment sales	3,143	2,383
Used equipment sales	3,855	2,686
Parts sales	5,737	5,385
Services revenues	7,726	7,107

Total segmented gross profit	37,637	25,488
Non-segmented gross profit (loss)	(2,521)	(1,603)

Total gross profit	$35,116	$23,885

	Balances at
	March 31,	December 31,
	2011	2010
Segment identified assets:
Equipment sales	$72,904	$57,540
Equipment rentals	426,524	426,637
Parts and services	16,646	14,617

Total segment identified assets	516,074	498,794
Non-segment identified assets	203,426	235,627

Total assets	$719,500	$734,421

     The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2011 and 2010 were approximately 1.9% and 2.5% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.
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
     The condensed consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the condensed consolidating financial statements because H&E Finance Corp. has no assets or operations. The condensed consolidating balance sheet amounts as of December 31, 2010 included herein were derived from our annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2010.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2011
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Assets:
Cash	$9,148	$—	$—	$9,148
Receivables, net	71,937	11,769	—	83,706
Inventories, net	73,057	16,493	—	89,550
Prepaid expenses and other assets	11,943	167	—	12,110
Rental equipment, net	342,003	84,521	—	426,524
Property and equipment, net	47,729	9,729	—	57,458
Deferred financing costs, net	6,680	—	—	6,680
Intangible assets, net	—	305	—	305
Investment in guarantor subsidiaries	(22,223)	—	22,223	—
Goodwill	4,493	29,526	—	34,019

Total assets	$544,767	$152,510	$22,223	$719,500

Liabilities and Stockholders’ Equity:
Accounts payable	$56,701	$3,267	—	$59,968
Manufacturer flooring plans payable	73,619	123	—	73,742
Accrued expenses payable and other liabilities	29,437	1,019	—	30,456
Intercompany balances	(167,606)	167,606	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,718	—	2,718
Deferred income taxes	52,581	—	—	52,581
Deferred compensation payable	1,960	—	—	1,960

Total liabilities	296,692	174,733	—	471,425
Stockholders’ equity (deficit)	248,075	(22,223)	22,223	248,075

Total liabilities and stockholders’ equity	$544,767	$152,510	$22,223	$719,500

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Assets:
Cash	$29,149	$—	$—	$29,149
Receivables, net	87,629	11,510	—	99,139
Inventories, net	57,698	14,458	—	72,156
Prepaid expenses and other assets	8,479	200	—	8,679
Rental equipment, net	339,644	86,993	—	426,637
Property and equipment, net	47,301	9,885	—	57,186
Deferred financing costs, net	7,027	—	—	7,027
Intangible assets, net	—	429	—	429
Investment in guarantor subsidiaries	(18,509)	—	18,509	—
Goodwill	4,493	29,526	—	34,019

Total assets	$526,911	$153,001	$18,509	$734,421

Liabilities and Stockholders’ Equity:
Accounts payable	$55,482	$2,955	$—	$58,437
Manufacturer flooring plans payable	74,882	176	—	75,058
Accrued expenses payable and other liabilities	34,896	1,103	—	35,999
Intercompany balances	(164,522)	164,522	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,754	—	2,754
Deferred income taxes	55,919	—	—	55,919
Deferred compensation payable	2,004	—	—	2,004

Total liabilities	308,661	171,510	—	480,171
Stockholders’ equity (deficit)	254,250	(18,509)	18,509	254,250

Total liabilities and stockholders’ equity	$562,911	$153,001	$18,509	$734,421

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2011
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$39,073	$9,405	$—	$48,478
New equipment sales	24,654	4,519	—	29,173
Used equipment sales	12,320	3,097	—	15,417
Parts sales	18,309	3,268	—	21,577
Services revenues	11,145	1,492	—	12,637
Other	6,218	1,408	—	7,626

Total revenues	111,719	23,189	—	134,908

Cost of revenues:
Rental depreciation	16,108	4,455	—	20,563
Rental expense	8,733	2,006	—	10,739
New equipment sales	22,020	4,010	—	26,030
Used equipment sales	9,116	2,446	—	11,562
Parts sales	13,463	2,377	—	15,840
Services revenues	4,406	505	—	4,911
Other	7,974	2,173	—	10,147

Total cost of revenues	81,820	17,972	—	99,792

Gross profit (loss):
Equipment rentals	14,232	2,944	—	17,176
New equipment sales	2,634	509	—	3,143
Used equipment sales	3,204	651	—	3,855
Parts sales	4,846	891	—	5,737
Services revenues	6,739	987	—	7,726
Other	(1,756)	(765)	—	(2,521)

Gross profit	29,899	5,217	—	35,116
Selling, general and administrative expenses	31,438	6,655	—	38,093
Equity in loss of guarantor subsidiaries	(3,714)	—	3,714	—
Gain on sales of property and equipment, net	93	4	—	97

Loss from operations	(5,160)	(1,434)	3,714	(2,880)

Other income (expense):
Interest expense	(4,921)	(2,286)	—	(7,207)
Other, net	317	6	—	323

Total other expense, net	(4,604)	(2,280)	—	(6,884)

Loss before income taxes	(9,764)	(3,714)	3,714	(9,764)
Income tax benefit	(3,291)	—	—	(3,291)

Net loss	$(6,473)	$(3,714)	$3,714	$(6,473)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2010
		H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$29,471	$6,982	$—	$36,453
New equipment sales	24,042	3,251	—	27,293
Used equipment sales	11,051	2,380	—	13,431
Parts sales	16,435	3,197	—	19,632
Services revenues	9,888	1,595	—	11,483
Other	5,090	1,304	—	6,394

Total revenues	95,977	18,709	—	114,686

Cost of revenues:
Rental depreciation	15,177	4,102	—	19,279
Rental expense	7,505	1,742	—	9,247
New equipment sales	21,956	2,954	—	24,910
Used equipment sales	8,859	1,886	—	10,745
Parts sales	11,942	2,305	—	14,247
Services revenues	3,877	499	—	4,376
Other	6,301	1,696	—	7,997

Total cost of revenues	75,617	15,184	—	90,801

Gross profit (loss):
Equipment rentals	6,789	1,138	—	7,927
New equipment sales	2,086	297	—	2,383
Used equipment sales	2,192	494	—	2,686
Parts sales	4,493	892	—	5,385
Services revenues	6,011	1,096	—	7,107
Other	(1,211)	(392)	—	(1,603)

Gross profit	20,360	3,525	—	23,885

Selling, general and administrative expenses	30,260	5,614	—	35,874
Equity in loss of guarantor subsidiaries	(4,620)	—	4,620	—
Gain on sales of property and equipment, net	64	—	—	64

Loss from operations	(14,456)	(2,089)	4,620	(11,925)

Other income (expense):
Interest expense	(4,755)	(2,536)	—	(7,291)
Other, net	45	5	—	50

Total other expense, net	(4,710)	(2,531)	—	(7,241)

Loss before income taxes	(19,166)	(4,620)	4,620	(19,166)
Income tax benefit	(7,088)	—	—	(7,088)

Net loss	$(12,078)	$(4,620)	$4,620	$(12,078)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2011
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(6,473)	$(3,714)	$3,714	$(6,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	2,577	555	—	3,132
Depreciation on rental equipment	16,108	4,455	—	20,563
Amortization of loan discounts and deferred financing costs	347	—	—	347
Amortization of intangible assets	—	124	—	124
Provision for losses on accounts receivable	901	(55)	—	846
Provision for inventory obsolescence	89	—	—	89
Decrease in deferred income taxes	(3,338)	—	—	(3,338)
Stock-based compensation expense	298	—	—	298
Gain on sales of property and equipment, net	(93)	(4)	—	(97)
Gain on sales of rental equipment, net	(2,867)	(656)	—	(3,523)
Equity in loss of guarantor subsidiaries	3,714	—	(3,714)	—
Changes in operating assets and liabilities:
Receivables, net	14,791	(204)	—	14,587
Inventories, net	(28,137)	(4,701)	—	(32,838)
Prepaid expenses and other assets	(3,464)	33	—	(3,431)
Accounts payable	1,219	312	—	1,531
Manufacturer flooring plans payable	(1,263)	(53)	—	(1,316)
Accrued expenses payable and other liabilities	(5,459)	(84)	—	(5,543)
Intercompany balances	(3,084)	3,084	—	—
Deferred compensation payable	(44)	—	—	(44)

Net cash used in operating activities	(14,178)	(908)	—	(15,086)

Cash flows from investing activities:
Purchases of property and equipment	(3,035)	(399)	—	(3,434)
Purchases of rental equipment	(12,447)	(954)	—	(13,401)
Proceeds from sales of property and equipment	123	4	—	127
Proceeds from sales of rental equipment	9,536	2,293	—	11,829

Net cash used in investing activities	(5,823)	944	—	(4,879)

Cash flows from financing activities:
Borrowings on senior secured credit facility	16,923	—	—	16,923
Payments on senior secured credit facility	(16,923)	—	—	(16,923)
Payments on capital lease obligations	—	(36)	—	(36)

Net cash used in financing activities	—	(36)	—	(36)

Net decrease in cash	(20,001)	—	—	(20,001)
Cash, beginning of period	29,149	—	—	29,149

Cash, end of period	$9,148	$—	$—	$9,148

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(12,078)	$(4,620)	$4,620	$12,078
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	2,916	516	—	3,432
Depreciation on rental equipment	15,177	4,102	—	19,279
Amortization of loan discounts and deferred financing costs	355	—	—	355
Amortization of intangible assets	—	148	—	148
Provision for losses on accounts receivable	580	—	—	580
Provision for inventory obsolescence	61	—	—	61
Provision for deferred income taxes	(5,100)	—	—	(5,100)
Stock-based compensation expense	209	—	—	209
(Gain) loss on sales of property and equipment, net	(163)	99	—	(64)
Gain on sales of rental equipment, net	(2,074)	(495)	—	(2,569)
Equity in loss of guarantor subsidiaries	4,620	—	(4,620)	—
Changes in operating assets and liabilities:
Receivables, net	(902)	1,632	—	730
Inventories, net	1,810	348	—	2,158
Prepaid expenses and other assets	(2,690)	(145)	—	(2,835)
Accounts payable	4,383	782	—	5,165
Manufacturer flooring plans payable	(12,820)	11	—	(12,809)
Accrued expenses payable and other liabilities	147	(7,285)	—	(7,138)
Intercompany balances	(3,774)	3,774	—	—
Deferred compensation payable	16	—	—	16

Net cash used in operating activities	(9,327)	(1,133)	—	(10,460)

Cash flows from investing activities:
Purchases of property and equipment	(631)	(39)	—	(670)
Purchases of rental equipment	(3)	(164)	—	(167)
Proceeds from sales of property and equipment	126	(50)	—	76
Proceeds from sales of rental equipment	8,773	2,120	—	10,893

Net cash provided by investing activities	8,265	1,867	—	10,132

Cash flows from financing activities:
Payments on capital lease obligations	(3)	(31)		(34)
Principal payments of notes payable	(503)	(713)	—	(1,216)

Net cash used in financing activities	(506)	(744)	—	(1,250)

Net decrease in cash	(1,568)	(10)	—	(1,578)
Cash, beginning of period	45,326	10	—	45,336

Cash, end of period	$43,758	$—	$—	$43,758

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2011, and its results of operations for the three month period ended March 31, 2011, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     As of May 2, 2011, we operated 67 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
     Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the quarter ended March 31, 2011. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

     Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) the number of rental equipment units available for rent, and (2) as a percentage of original equipment cost), rental rate trends and targets, rental equipment dollar utilization and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.
•	New Equipment Sales. Our new equipment sales operation sells new equipment in all of our four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.
•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for disposal of rental equipment.
•	Parts Sales. Our parts business sells new and used parts for the equipment we sell and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.
•	Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.
     Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments.
     For additional information about our business segments, see note 7 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three months ended March 31, 2011, 35.9% of our total revenues were attributable to equipment rentals, 21.6% of our total revenues were attributable to new equipment sales, 11.4% were attributable to used equipment sales, 16.0% were attributable to parts sales, 9.4% were attributable to our services revenues and 5.7% were attributable to non-segmented other revenues.
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
     Used Equipment Sales. We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet. The remainder of our used equipment sales revenues comes from the sale of inventoried equipment that we acquire through trade-ins from our equipment customers and selective purchases of high-quality used equipment. Our policy is not to offer specified price trade-in arrangements on equipment for sale. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide us with a profitable distribution channel for the disposal of rental equipment. We recognize revenue for the sale of used equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
     Parts Sales. We generate revenues from the sale of new and used parts for equipment that we rent or sell, as well as for other makes of equipment. Our product support sales representatives are instrumental in generating our parts revenues. They are product specialists and receive performance incentives for achieving certain sales levels. Most of our parts sales come from our extensive in-house parts inventory. Our parts sales provide us with a relatively stable revenue stream that is generally less sensitive to the economic cycles that tend to affect our rental and equipment sales operations. We recognize revenues from parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell and rent, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2011, our total cost of revenues was $99.8 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three months ended March 31, 2011, our selling, general and administrative expenses were $38.1 million. In addition, we have interest expense related to our debt instruments. We are also subject to federal and state income taxes. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.
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
     Selling, General and Administrative Expenses:
     Our selling, general and administrative (“SG&A”) expenses include sales and marketing expenses, payroll and related benefit costs, insurance expenses, professional fees, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with intangible assets. These expenses are not generally allocated to our reportable segments.
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

Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. The net book value of rental equipment at March 31, 2011 was $426.5 million, or approximately 59.3% of our total assets. Our rental fleet, as of March 31, 2011, consisted of approximately 16,397 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $699.7 million. As of March 31, 2011, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	12,044	73.5%	$416.4	59.5%	48.5
Cranes	356	2.2%	88.2	12.6%	39.0
Earthmoving	1,745	10.6%	157.7	22.5%	30.3
Industrial Lift Trucks	510	3.1%	18.4	2.7%	30.6
Other	1,742	10.6%	19.0	2.7%	24.2

Total	16,397	100.0%	$699.7	100.0%	43.2

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
     The original acquisition cost of our gross rental fleet increased by $14.6 million, or 2.1%, for the three months ended March 31, 2011, primarily in response to improved equipment time utilization. The average age of our rental fleet equipment increased 0.1 months for the three months ended March 31, 2011.
     Our average rental rates for the three months ended March 31, 2011 were 1.1% lower than the comparative three month period ended March 31, 2010. On a sequential basis, our average rental rates for the three month period ended March 31, 2011 decreased 2.1% compared to the three month period ended December 31, 2010.
     The rental equipment mix among our four core product lines for the three months ended March 31, 2011 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010:
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
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2011 and 2010. The period-to-period comparisons of our financial results are not necessarily indicative of future results.
     During the years ended December 31, 2010 and 2009, our revenues and gross profits/margins were negatively impacted by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the recent macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins have slowly trended downward since the year ended December 31, 2006, the rate of total gross profit margin decline was the most significant during the year ended December 31, 2009 and in the first quarter of 2010, as a result of the above factors. However, during the second, third and fourth quarters of 2010, as well the first quarter of 2011, our operating segments generally realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative quarterly basis. We cannot forecast with certainty whether these gross profit margin improvements during the recent quarters are indicative of the beginnings of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any further declines, or whether our responses to ongoing or future unfavorable business conditions will be meaningful in mitigating or reversing the gross profit margin declines for the foreseeable future.
     Further deterioration or a continuation of current levels in the non-residential construction industry and the industrial sectors we serve could result in continuing declining revenues and gross profits/margins and may have a material adverse effect on our financial position, results of operations and cash flows in the future. During the recent economic downturn, we proactively responded to these unfavorable business factors through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or to branches in new markets where demand is higher; minimizing rental fleet capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using some of the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt. We believe that these measures strengthened our balance sheet by improving our cash position. We will continue to evaluate and respond to business conditions as appropriate. While we cannot predict the timing, duration or the impact of an economic recovery and/or improved conditions within the construction and industrial sectors, we believe that our efforts have positioned us to take advantage of future opportunities when a prolonged economic and business recovery occurs.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
     Revenues.

	Three Months Ended
	March 31,		Total Dollar	Total Percentage
	2011	2010	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$48,478	$36,453	$12,025	33.0%
New equipment sales	29,173	27,293	1,880	6.9%
Used equipment sales	15,417	13,431	1,986	14.8%
Parts sales	21,577	19,632	1,945	9.9%
Services revenues	12,637	11,483	1,154	10.0%
Non-Segmented revenues	7,626	6,394	1,232	19.3%

Total revenues	$134,908	$114,686	20,222	17.6%

     Total Revenues. Our total revenues were $134.9 million for the three month period ended March 31, 2011 compared to $114.7 million for the same three month period in 2010, an increase of $20.2 million, or 17.6%. Revenues for all reportable segments and non-segmented revenues increased and are further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended March 31, 2011 increased $12.0 million, or 33.0%, to $48.5 million from $36.5 million in the same three month period in 2010. Rental revenues from aerial work platforms and earthmoving equipment increased $7.0 million and $2.3 million, respectively, while rental revenues from cranes and other equipment increased $1.0 million and $1.4 million, respectively. Lift truck rental revenues increased $0.3.million. Our average rental rates for the three month period ended March 31, 2011 declined 1.1% compared to the same three month period in 2010.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2011 improved to approximately 27.9% compared to 22.0% for the same three month period in 2010, an increase of 5.9%. The increase in comparative rental equipment dollar utilization was the net result of an 11.3% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), which was partially offset by the 1.1% decrease in average rental rates in the comparative period. Rental equipment time utilization based on the number of rental equipment units available for rent was 61.0% for the three month period ended March 31, 2011 compared to 49.7% for the same three month period in 2010. Rental equipment time utilization as a percentage of original equipment cost was 64.9% for the three months ended March 31, 2011 compared to 51.2% for the same three month period in 2010, an increase of 13.7%.
     New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2011 increased $1.9 million, or 6.9%, to $29.2 million from $27.3 million for the comparable period in 2010. Sales of new earthmoving equipment increased $6.8 million and sales of new other equipment increased $0.9 million. These increases were partially offset by decreases in new crane sales of $5.4 million and new aerial work platform sales and new lift truck sales of $0.2 million each.
     Used Equipment Sales Revenues. Our used equipment sales increased $2.0 million, or 14.8%, to $15.4 million for the three month period ended March 31, 2011, from $13.4 million for the same three month period in 2010, indicative of an improved used equipment sales market. Sales of used aerial work platform equipment and used earthmoving equipment both increased $1.0 million each and used lift truck sales increased $0.5 million. Used other equipment sales decreased $0.4 million while used crane sales decreased $0.1 million.
     Parts Sales Revenues. Our parts sales increased approximately $1.9 million, or 9.9%, to $21.6 million for the three month period ended March 31, 2011 from $19.6 million for the same three month period in 2010. The increase in parts revenues was due to higher demand for parts compared to last year.
     Services Revenues. Our services revenues for the three month period ended March 31, 2011 increased $1.2 million, or 10.0%, to $12.6 million from $11.5 million for the same three month period last year. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended March 31, 2011, our other revenues were $7.6 million, an increase of $1.2 million, or 19.3%, from $6.4 million in the same three month period in 2010. The increase was primarily due to a increase in the volume of these services in conjunction with the related improvements of our primary business activities.
     Gross Profit.

			Total
			Dollar	Total
	Three Months Ended		Change	Percentage
	March 31,		Increase	Change
	2011	2010	(Decrease)	Increase
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$17,176	$7,927	$9,249	116.7%
New equipment sales	3,143	2,383	760	31.9%
Used equipment sales	3,855	2,686	1,169	43.5%
Parts sales	5,737	5,385	352	6.5%
Services revenues	7,726	7,107	619	8.7%
Non-Segmented revenues	(2,521)	(1,603)	(918)	57.3%

Total gross profit	$35,116	$23,885	$11,231	47.0%

     Total Gross Profit. Our total gross profit was $35.1 million for the three month period ended March 31, 2011 compared to $23.9 million for the same three month period in 2010, an increase of $11.2 million, or 47.0%. Total gross profit margin for the three month period ended March 31, 2011 was 26.0%, an increase of 5.2% from the 20.8% gross profit margin for the same three month period in 2010. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended March 31, 2011 increased approximately $9.3 million, or 116.7%, to $17.2 million from $7.9 million in the same three month period in 2010. The increase in equipment rentals gross profit was the net result of a $12.0 million increase in rental revenues for the three month period ended March 31, 2011, which was partially offset by a $1.5 million net increase in rental expenses and a $1.3 million increase in rental equipment depreciation expense. The net increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2011 compared to 2010. As a percentage of equipment rental revenues, maintenance and repair costs were 15.5% for the three month period ended March 31, 2011 compared to 17.7% for the same three month period in 2010 and depreciation expense was 42.8% for the three month period ended March 31, 2011 compared to 53.4% for the same three month period in 2010. These percentage decreases were primarily attributable to the increase in comparative rental revenues.
     Gross profit margin for the three month period ended March 31, 2011 was 35.4%, up 13.7% from 21.7% in the same three month period in 2010. This gross profit margin improvement was primarily due to the increase in comparative rental revenues, combined with the current year decrease in rental and depreciation expenses as a percentage of equipment rental revenues, which was partially offset by the 1.1% decline in our average rental rates in the comparative periods.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2011 increased approximately $0.8 million, or 31.9%, to $3.1 million compared to $2.4 million for the same three month period in 2010 on a total new equipment sales increase of $1.9 million. Gross profit margin on new equipment sales for the three month period ended March 31, 2011 was 10.8%, an increase of approximately 2.1% from 8.7% in the same three month period in 2010, reflecting improved margins on new crane sales in the current year period.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2011 increased $1.2 million, or 43.5%, to $3.9 million from $2.7 million for the same three month period in 2010 on a used equipment sales increase of $2.0 million. Gross profit margin for the three month period ended March 31, 2011 was 25.0%, up 5.0% from 20.0% in the same three month period in 2010. Our used equipment sales from the rental fleet, which comprised approximately 76.7% and 81.1% of our used equipment sales for the three month periods ended March 31, 2011 and 2010, respectively, were approximately 142.4% of net book value for the three month period ended March 31, 2011 compared to 130.9% for the same three month period in 2010.
     Parts Sales Gross Profit. For the three month period ended March 31, 2011, our parts sales revenue gross profit increased approximately $0.4 million, or 6.5%, to $5.7 million from $5.4 million for the same three month period in 2010 on a $1.9 million increase in parts sales revenues. Gross profit margin for the three month period ended March 31, 2011 was 26.6%, a decrease of 0.8% from 27.4% in the same three month period in 2010, as a result of the mix of parts sold.

     Services Revenues Gross Profit. For the three month period ended March 31, 2011, our services revenues gross profit increased $0.6 million, or 8.7%, to $7.7 million from $7.1 million for the same three month period in 2010 on a $1.2 million incline in services revenues. Gross profit margin for the three month period ended March 31, 2011 was 61.1%, down 0.8% from 61.9% in the same three month period in 2010 as a result of service revenues mix.
     Non-Segmented Other Revenues Gross Loss. For the three month period ended March 31, 2011, our non-segmented other revenues realized a gross loss of approximately $2.5 million compared to a gross loss of $1.6 million for the same three month period in 2010 as a result of higher hauling and freight costs resulting primarily from higher fuel costs.
     Selling, General and Administrative Expenses. SG&A expenses increased approximately $2.2 million, or 6.2%, to $38.1 million for the three month period ended March 31, 2011 compared to $35.9 million for the same three month period in 2010. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $2.5 million as a result higher salaries, wages, payroll taxes and benefits from increased employee headcount combined with commission and incentive pay that resulted from higher rental and sales revenues. Stock-based compensation expense was $0.3 million and $0.2 million for the three month periods ended March 31, 2011 and 2010, respectively. Bad debt expense increased $0.2 million and fuel and utility costs increased $0.2 million. These increases were partially offset by a $0.7 million decrease in professional fees resulting primarily from data conversion costs and other consulting fees incurred last year related to our enterprise resource planning system implementation. As a percent of total revenues, SG&A expenses were 28.2% for the three months ended March 31, 2011, a decrease of 3.1% from 31.3% for the same three month period in 2010, primarily as a result of the current year increase in total revenues.
     Other Income (Expense). For the three month period ended March 31, 2011, our net other expenses decreased approximately $0.4 million to $6.9 million compared to $7.2 million for the same three month period in 2010. The decrease was the net result of a $0.1 million decrease in interest expense to $7.2 million for the three month period ended March 31, 2011 compared to $7.3 million for the same three month period in 2010. The decrease in interest expense is the net result of an approximately $0.3 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases and a $0.2 million increase in interest related costs on our senior secured credit facility. Miscellaneous other income increased approximately $0.3 million.
     Income Taxes. We recorded an income tax benefit of $3.3 million for the three month period ended March 31, 2011 compared to an income tax benefit of approximately $7.1 million for the three month period ended March 31, 2010. Our effective income tax rate for the three month period ended March 31, 2011 was 33.7% compared to 37.0% for the same three month period in 2010. The decrease in our effective tax rate was primarily the result of an unfavorable increase in permanent differences. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at March 31, 2011 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. For the three month period ended March 31, 2011, our cash provided by our operating activities was exceeded by our cash used in our operating activities, resulting in net cash used in our operating activities of $15.1 million. Our reported net loss of $6.5 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $12.0 million. These cash flows from operating activities were also positively impacted by a decrease of $14.6 million in net accounts receivable and a $1.5 million increase in accounts payable. Offsetting these positive cash flows were an increase of $32.8 million in net inventories, a $3.4 million increase in prepaid expenses and other assets, a $1.3 million decrease in manufacturing flooring plans payable, and a $5.5 million decrease in accrued expenses and other liabilities.
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
     Cash flow from investing activities. For the three months ended March 31, 2011, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of $4.9 million. This was a net result of purchases of rental and non-rental equipment totaling $16.8 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $11.9 million.
     For the three months ended March 31, 2010, cash provided by our investing activities was $10.1 million. This was a net result of proceeds from the sale of rental and non-rental equipment of $11.0 million. Partially offsetting these cash flows were purchases of rental and non-rental equipment totaling approximately $0.8 million.
     Cash flow from financing activities. For the three month period ended March 31, 2011, cash used in our financing activities was approximately $36,000, representing payments of capital lease obligations.
     For the three month period ended March 31, 2010, cash used in our financing activities was approximately $1.2 million, representing payments of our notes payable and capital lease obligation.
Senior Secured Credit Facility
     We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein. We amended and restated the credit facility on July 29, 2010, to, among other things, extend the facility’s maturity date to July 29, 2015. The revolving loans under the credit facility bear interest, at our option, either at (i) the index rate plus an applicable margin ranging from 1.50% to 2.25% depending on our leverage ratio or (ii) the LIBOR rate plus an applicable margin of 2.50% to 3.25% depending on our leverage ratio. The unused commitment fee under the senior secured credit facility is 0.50%.
     Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $40.0 million (as adjusted if the incremental facility is exercised). The credit facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40 million (as adjusted if the incremental facility is exercised). At May 2, 2011, we had $307.1 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit, and were in compliance with these covenants.
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
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2011 were approximately $28.8 million, including approximately $15.4 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2011 were $3.4 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. As of May 2, 2011, we had $307.1 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
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
Contractual and Commercial Commitments
     There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements
     There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the index rate plus an applicable margin of 1.50% to 2.25%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.50% to 3.25%, depending on the leverage ratio, in the case of

LIBOR revolving loans. At May 2, 2011, we had $307.1 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit. Further, we did not have significant exposure to changing interest rates as of March 31, 2011 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2011, our current disclosure controls and procedures were effective.
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
     Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A — “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.
     As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2010.
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

H&E EQUIPMENT SERVICES, INC.
Dated: May 5, 2011	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2011	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).