Form 10-Q
period 2011-06-30
H&E Equipment Services, Inc.
filed 2011-08-04
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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
     Yes ☐ No ☑
     As of August 1, 2011, there were 35,090,202 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

JUNE 30, 2011

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash	$5,686	$29,149
Receivables, net of allowance for doubtful accounts of $5,612 and $6,004, respectively	97,562	99,139
Inventories, net of reserves for obsolescence of $1,154 and $1,105, respectively	76,759	72,156
Prepaid expenses and other assets	8,220	8,679
Rental equipment, net of accumulated depreciation of $272,550 and $254,662, respectively	445,502	426,637
Property and equipment, net of accumulated depreciation and amortization of $59,145 and $53,941, respectively	57,121	57,186
Deferred financing costs, net of accumulated amortization of $11,150 and $10,456, respectively	6,334	7,027
Intangible assets, net of accumulated amortization of $3,298 and $3,050, respectively	181	429
Goodwill	34,019	34,019

Total assets	$731,384	$734,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$15,224	$—
Accounts payable	54,513	58,437
Manufacturer flooring plans payable	66,466	75,058
Accrued expenses payable and other liabilities	36,710	35,999
Senior unsecured notes	250,000	250,000
Capital leases payable	2,681	2,754
Deferred income taxes	53,149	55,919
Deferred compensation payable	1,976	2,004

Total liabilities	480,719	480,171

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,706,668 and 38,699,666 shares issued at June 30, 2011 and December 31, 2010, respectively, and 34,995,895 and 35,029,804 shares outstanding at June 30, 2011 and December 31, 2010, respectively	386	386
Additional paid-in capital	209,771	209,111
Treasury stock at cost, 3,710,773 and 3,669,862 shares of common stock held at June 30, 2011 and December 31, 2010, respectively	(56,791)	(56,330)
Retained earnings	97,299	101,083

Total stockholders’ equity	250,665	254,250

Total liabilities and stockholders’ equity	$731,384	$734,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Equipment rentals	$55,772	$41,675	$104,250	$78,128
New equipment sales	57,913	28,962	87,086	56,255
Used equipment sales	23,066	17,931	38,483	31,362
Parts sales	24,942	22,782	46,519	42,414
Services revenues	13,244	12,571	25,881	24,054
Other	9,398	7,085	17,024	13,479

Total revenues	184,335	131,006	319,243	245,692

Cost of revenues:
Rental depreciation	21,507	19,353	42,070	38,632
Rental expense	11,569	9,372	22,308	18,619
New equipment sales	51,118	26,103	77,148	51,013
Used equipment sales	18,058	13,862	29,620	24,607
Parts sales	18,261	16,847	34,101	31,094
Services revenues	5,137	4,252	10,048	8,628
Other	10,890	8,838	21,037	16,835

Total cost of revenues	136,540	98,627	236,332	189,428

Gross profit	47,795	32,379	82,911	56,264

Selling, general and administrative expenses	37,546	36,765	75,639	72,639
Gain on sales of property and equipment, net	52	135	149	199

Income (loss) from operations	10,301	(4,251)	7,421	(16,176)

Other income (expense):
Interest expense	(7,178)	(7,203)	(14,385)	(14,494)
Other, net	185	106	508	156

Total other expense, net	(6,993)	(7,097)	(13,877)	(14,338)

Income (loss) before provision for income taxes	3,308	(11,348)	(6,456)	(30,514)
Provision (benefit) for income taxes	619	(4,255)	(2,672)	(11,343)

Net income (loss)	$2,689	$(7,093)	$(3,784)	$(19,171)

Net income (loss) per common share:
Basic	$0.08	$(0.20)	$(0.11)	$(0.55)

Diluted	$0.08	$(0.20)	$(0.11)	$(0.55)

Weighted average common shares outstanding:
Basic	34,725	34,642	34,713	34,634

Diluted	34,906	34,642	34,713	34,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,784)	$(19,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	6,247	6,707
Depreciation on rental equipment	42,070	38,632
Amortization of loan discounts and deferred financing costs	694	710
Amortization of intangible assets	247	295
Provision for losses on accounts receivable	1,451	1,518
Provision for inventory obsolescence	139	70
Decrease in deferred income taxes	(2,770)	(9,441)
Stock-based compensation expense	660	440
Gain on sales of property and equipment, net	(149)	(199)
Gain on sales of rental equipment, net	(8,194)	(5,951)
Changes in operating assets and liabilities:
Receivables, net	126	(8,681)
Inventories, net	(30,036)	(3,282)
Prepaid expenses and other assets	459	(2,174)
Accounts payable	(3,925)	10,916
Manufacturer flooring plans payable	(8,592)	(15,522)
Accrued expenses payable and other liabilities	711	(2,094)
Deferred compensation payable	(28)	32

Net cash used in operating activities	(4,674)	(7,195)

Cash flows from investing activities:
Purchases of property and equipment	(6,293)	(1,179)
Purchases of rental equipment	(54,333)	(11,537)
Proceeds from sales of property and equipment	260	240
Proceeds from sales of rental equipment	26,887	23,016

Net cash provided by (used in) investing activities	(33,479)	10,540

Cash flows from financing activities:
Purchases of treasury stock	(461)	(176)
Borrowings on senior secured credit facility	170,540	—
Payments on senior secured credit facility	(155,316)	—
Payments of capital lease obligations	(73)	(1,285)

Net cash provided by (used in) financing activities	14,690	(1,461)

Net increase (decrease) in cash	(23,463)	1,884
Cash, beginning of period	29,149	45,336

Cash, end of period	$5,686	$47,220

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$25,294	$13,584

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,699	$14,088

Income taxes paid, net of refunds received	$(1,850)	$64

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2010, from which the balance sheet amounts as of December 31, 2010 were derived.
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
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. During the three and six month periods ended June 30, 2011, there were no significant changes to those accounting policies.
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
     In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance became effective for us on January 1, 2011 for impairment tests performed during fiscal 2011. We plan to adopt the new disclosures in conjunction with our annual impairment test as of October 1, 2011, or sooner if triggering events dictate that a goodwill impairment test should be performed. However, as we currently do not have any reporting units with a zero or negative carrying amount, we do not expect the application of this guidance to have an impact on our consolidated financial statements.
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

	June 30, 2011
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 7.00%	$66,466	$54,133
Senior unsecured notes with interest compounded at 8.375%	250,000	262,500
Capital leases payable with interest computed at 5.929% to 9.55%	2,681	2,104
Letters of credit	—	192

	December 31, 2010
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 7.00%	$75,058	$63,105
Senior unsecured notes with interest compounded at 8.375%	250,000	251,250
Capital leases payable with interest computed at 5.929% to 9.55%	2,754	2,199
Letters of credit	—	216

(4) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2011 (amounts in thousands, except share data):

	Common Stock
			Additional			Total
	Shares		Paid-in	Treasury	Retained	Stockholders’
	Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2010	38,699,666	$386	$209,111	$(56,330)	$101,083	$254,250
Stock-based compensation	—	—	660	—	—	660
Issuance of common stock	7,002	—	—	—	—	—
Repurchase of 35,253 shares of restricted common stock	—	—	—	(461)	—	(461)
Net loss	—	—	—	—	(3,784)	(3,784)

Balances at June 30, 2011	38,706,668	$386	$209,771	$(56,791)	$97,299	$250,665

(5) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,931,352 shares as of June 30, 2011.
Non-vested Stock
     The following table summarizes our non-vested stock activity for the six month period ended June 30, 2011:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested stock at December 31, 2010	329,937	$8.57
Granted	7,002	$12.86
Vested	(122,570)	$7.99
Forfeited	(5,658)	$8.62

Non-vested stock at June 30, 2011	208,711	$9.05

     As of June 30, 2011, we had unrecognized compensation expense of $1.3 million related to non-vested stock that we expect to be recognized over a weighted-average period of 1.7 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Compensation expense	$362	$227	$660	$431
Stock Options
     At June 30, 2011, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Compensation expense	$—	$4	$—	$9

     The following table represents stock option activity for the six month period ended June 30, 2011:

			Weighted Average
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	In Years
Outstanding options at December 31, 2010	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at June 30, 2011	51,000	$24.80	5.0

Options exercisable at June 30, 2011	51,000	$24.80	5.0

     The closing price of our common stock on June 30, 2011 was $13.99. All options outstanding at June 30, 2011 have grant date fair values which exceed the June 30, 2011 closing stock price.
(6) Income (Loss) per Share
     Income (loss) per common share for the three and six month periods ended June 30, 2011 and 2010 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2011 and 2010 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss)	$2,689	$(7,093)	$(3,784)	$(19,171)
Weighted average number of shares of common stock outstanding	34,725	34,642	34,713	34,634

Net income (loss) per share of common stock — basic	$0.08	$(0.20)	$(0.11)	$(0.55)

Diluted net income (loss) per share:
Net income (loss)	$2,689	$(7,093)	$(3,784)	$(19,171)
Weighted average number of shares of common stock outstanding	34,725	34,642	34,713	34,634
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested restricted stock	181	—	—	—

Weighted average number of shares of common stock outstanding — diluted	34,906	34,642	34,713	34,634

Net income (loss) per share of common stock — diluted	$0.08	$(0.20)	$(0.11)	$(0.55)

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51	51

Non-vested restricted stock	—	242	209	253

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

     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Equipment rentals	$55,772	$41,675	$104,250	$78,128
New equipment sales	57,913	28,962	87,086	56,255
Used equipment sales	23,066	17,931	38,483	31,362
Parts sales	24,942	22,782	46,519	42,414
Services revenues	13,244	12,571	25,881	24,054

Total segmented revenues	174,937	123,921	302,219	232,213
Non-segmented revenues	9,398	7,085	17,024	13,479

Total revenues	$184,335	$131,006	$319,243	$245,692

Gross Profit (Loss):
Equipment rentals	$22,696	$12,950	$39,872	$20,877
New equipment sales	6,795	2,859	9,938	5,242
Used equipment sales	5,008	4,069	8,863	6,755
Parts sales	6,681	5,935	12,418	11,320
Services revenues	8,107	8,319	15,833	15,426

Total segmented gross profit	49,287	34,132	86,924	59,620
Non-segmented gross loss	(1,492)	(1,753)	(4,013)	(3,356)

Total gross profit	$47,795	$32,379	$82,911	$56,264

	Balances at
	June 30,	December 31,
	2011	2010
Segment identified assets:
Equipment sales	$60,992	$57,540
Equipment rentals	445,502	426,637
Parts and services	15,766	14,617

Total segment identified assets	522,260	498,794
Non-segment identified assets	209,124	235,627

Total assets	$731,384	$734,421

     The Company operates primarily in the United States and our sales to international customers for the three and six month periods ended June 30, 2011 were 1.4% and 3.4%, respectively, of total revenues compared to 1.4% and 1.9% for the three and six month periods ended June 30, 2010. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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
CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2011
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Assets:
Cash	$5,686	$—	$—	$5,686
Receivables, net	82,704	14,858	—	97,562
Inventories, net	62,093	14,666	—	76,759
Prepaid expenses and other assets	8,047	173	—	8,220
Rental equipment, net	354,677	90,825	—	445,502
Property and equipment, net	47,312	9,809	—	57,121
Deferred financing costs, net	6,334	—	—	6,334
Intangible assets, net	—	181	—	181
Investment in guarantor subsidiaries	(23,570)	—	23,570	—
Goodwill	4,493	29,526	—	34,019

Total assets	$547,776	$160,038	$23,570	$731,384

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$15,224	$—	$—	$15,224
Accounts payable	51,813	2,700	—	54,513
Manufacturer flooring plans payable	66,256	210	—	66,466
Accrued expenses payable and other liabilities	35,337	1,373	—	36,710
Intercompany balances	(176,644)	176,644	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,681	—	2,681
Deferred income taxes	53,149	—	—	53,149
Deferred compensation payable	1,976	—	—	1,976

Total liabilities	297,111	183,608	—	480,719
Stockholders’ equity (deficit)	250,665	(23,570)	23,570	250,665

Total liabilities and stockholders’ equity	$547, 776	$160,038	$23,570	$731,384

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2010
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Assets:
Cash	$29,149	$—	$—	$29,149
Receivables, net	87,629	11,510	—	99,139
Inventories, net	57,698	14,458	—	72,156
Prepaid expenses and other assets	8,479	200	—	8,679
Rental equipment, net	339,644	86,993	—	426,637
Property and equipment, net	47,301	9,885	—	57,186
Deferred financing costs, net	7,027	—	—	7,027
Intangible assets, net	—	429	—	429
Investment in guarantor subsidiaries	(18,509)	—	18,509	—
Goodwill	4,493	29,526	—	34,019

Total assets	$526,911	$153,001	$18,509	$734,421

Liabilities and Stockholders’ Equity:
Accounts payable	$55,482	$2,955	$—	$58,437
Manufacturer flooring plans payable	74,882	176	—	75,058
Accrued expenses payable and other liabilities	34,896	1,103	—	35,999
Intercompany balances	(164,522)	164,522	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,754	—	2,754
Deferred income taxes	55,919	—	—	55,919
Deferred compensation payable	2,004	—	—	2,004

Total liabilities	308,661	171,510	—	480,171
Stockholders’ equity (deficit)	254,250	(18,509)	18,509	254,250

Total liabilities and stockholders’ equity	$562,911	$153,001	$18,509	$734,421

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2011
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$44,675	$11,097	$—	$55,772
New equipment sales	51,271	6,642	—	57,913
Used equipment sales	19,503	3,563	—	23,066
Parts sales	20,990	3,952	—	24,942
Services revenues	11,632	1,612	—	13,244
Other	7,704	1,694	—	9,398

Total revenues	155,775	28,560	—	184,335

Cost of revenues:
Rental depreciation	16,881	4,626	—	21,507
Rental expense	9,341	2,228	—	11,569
New equipment sales	45,276	5,842	—	51,118
Used equipment sales	15,059	2,999	—	18,058
Parts sales	15,371	2,890	—	18,261
Services revenues	4,592	545	—	5,137
Other	8,574	2,316	—	10,890

Total cost of revenues	115,094	21,446	—	136,540

Gross profit (loss):
Equipment rentals	18,453	4,243	—	22,696
New equipment sales	5,995	800	—	6,795
Used equipment sales	4,444	564	—	5,008
Parts sales	5,619	1,062	—	6,681
Services revenues	7,040	1,067	—	8,107
Other	(870)	(622)	—	(1,492)

Gross profit	40,681	7,114	—	47,795

Selling, general and administrative expenses	31,402	6,144	—	37,546
Equity in loss of guarantor subsidiaries	(1,346)	—	1,346	—
Gain on sales of property and equipment, net	35	17	—	52

Income from operations	7,968	987	1,346	10,301

Other income (expense):
Interest expense	(4,839)	(2,339)	—	(7,178)
Other, net	179	6	—	185

Total other expense, net	(4,660)	(2,333)	—	(6,993)

Income (loss) before income taxes	3,308	(1,346)	1,346	3,308
Income tax expense	619	—	—	619

Net income (loss)	$2,689	$(1,346)	$1,346	$2,689

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2010
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$32,760	$8,915	$—	$41,675
New equipment sales	25,054	3,908	—	28,962
Used equipment sales	15,573	2,358	—	17,931
Parts sales	19,453	3,329	—	22,782
Services revenues	11,181	1,390	—	12,571
Other	5,812	1,273	—	7,085

Total revenues	109,833	21,173	—	131,006

Cost of revenues:
Rental depreciation	15,227	4,126	—	19,353
Rental expense	7,582	1,790	—	9,372
New equipment sales	22,450	3,653	—	26,103
Used equipment sales	12,126	1,736	—	13,862
Parts sales	14,363	2,484	—	16,847
Services revenues	3,820	432	—	4,252
Other	6,912	1,926	—	8,838

Total cost of revenues	82,480	16,147	—	98,627

Gross profit (loss):
Equipment rentals	9,951	2,999	—	12,950
New equipment sales	2,604	255	—	2,859
Used equipment sales	3,447	622	—	4,069
Parts sales	5,090	845	—	5,935
Services revenues	7,361	958	—	8,319
Other	(1,100)	(653)	—	(1,753)

Gross profit	27,353	5,026	—	32,379

Selling, general and administrative expenses	30,522	6,243	—	36,765
Equity in loss of guarantor subsidiaries	(3,486)	—	3,486	—
Gain on sales of property and equipment, net	92	43	—	135

Loss from operations	(6,563)	(1,174)	3,486	(4,251)

Other income (expense):
Interest expense	(4,894)	(2,309)	—	(7,203)
Other, net	109	(3)	—	106

Total other expense, net	(4,785)	(2,312)	—	(7,097)

Loss before income taxes	(11,348)	(3,486)	3,486	(11,348)
Income tax benefit	(4,255)	—	—	(4,255)

Net loss	$(7,093)	$(3,486)	$3,486	$(7,093)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2011
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$83,748	$20,502	$—	$104,250
New equipment sales	75,925	11,161	—	87,086
Used equipment sales	31,823	6,660	—	38,483
Parts sales	39,299	7,220	—	46,519
Services revenues	22,777	3,104	—	25,881
Other	13,922	3,102	—	17,024

Total revenues	267,494	51,749	—	319,243

Cost of revenues:
Rental depreciation	32,989	9,081	—	42,070
Rental expense	18,074	4,234	—	22,308
New equipment sales	67,296	9,852	—	77,148
Used equipment sales	24,175	5,445	—	29,620
Parts sales	28,834	5,267	—	34,101
Services revenues	8,998	1,050	—	10,048
Other	16,548	4,489	—	21,037

Total cost of revenues	196,914	39,418	—	236,332

Gross profit (loss):
Equipment rentals	32,685	7,187	—	39,872
New equipment sales	8,629	1,309	—	9,938
Used equipment sales	7,648	1,215	—	8,863
Parts sales	10,465	1,953	—	12,418
Services revenues	13,779	2,054	—	15,833
Other	(2,626)	(1,387)	—	(4,013)

Gross profit	70,580	12,331	—	82,911

Selling, general and administrative expenses	62,839	12,800	—	75,639
Equity in loss of guarantor subsidiaries	(5,061)	—	5,061	—
Gain on sales of property and equipment, net	128	21	—	149

Income (loss) from operations	2,808	(448)	5,061	7,421

Other income (expense):
Interest expense	(9,760)	(4,625)	—	(14,385)
Other, net	496	12	—	508

Total other expense, net	(9,264)	(4,613)	—	(13,877)

Loss before income taxes	(6,456)	(5,061)	5,061	(6,456)
Income tax benefit	(2,672)	—	—	(2,672)

Net loss	$(3,784)	$(5,061)	$5,061	$(3,784)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2010
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$62,231	$15,897	$—	$78,128
New equipment sales	49,096	7,159	—	56,255
Used equipment sales	26,624	4,738	—	31,362
Parts sales	35,888	6,526	—	42,414
Services revenues	21,069	2,985	—	24,054
Other	10,902	2,577	—	13,479

Total revenues	205,810	39,882	—	245,692

Cost of revenues:
Rental depreciation	30,404	8,228	—	38,632
Rental expense	15,087	3,532	—	18,619
New equipment sales	44,406	6,607	—	51,013
Used equipment sales	20,985	3,622	—	24,607
Parts sales	26,305	4,789	—	31,094
Services revenues	7,697	931	—	8,628
Other	13,213	3,622	—	16,835

Total cost of revenues	158,097	31,331	—	189,428

Gross profit (loss):
Equipment rentals	16,740	4,137	—	20,877
New equipment sales	4,690	552	—	5,242
Used equipment sales	5,639	1,116	—	6,755
Parts sales	9,583	1,737	—	11,320
Services revenues	13,372	2,054	—	15,426
Other	(2,311)	(1,045)	—	(3,356)

Gross profit	47,713	8,551	—	56,264

Selling, general and administrative expenses	60,782	11,857	—	72,639
Equity in loss of guarantor subsidiaries	(8,106)	—	8,106	—
Gain on sales of property and equipment, net	156	43	—	199

Loss from operations	(21,019)	(3,263)	8,106	(16,176)

Other income (expense):
Interest expense	(9,649)	(4,845)	—	(14,494)
Other, net	154	2	—	156

Total other expense, net	(9,495)	(4,843)	—	(14,338)

Loss before income taxes	(30,514)	(8,106)	8,106	(30,514)
Income tax benefit	(11,343)	—	—	(11,343)

Net loss	$(19,171)	$ (8,106)	$8,106	$(19,171)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2011
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(3,784)	$(5,061)	$5,061	$(3,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	5,232	1,015	—	6,247
Depreciation on rental equipment	32,989	9,081	—	42,070
Amortization of loan discounts and deferred financing costs	694	—	—	694
Amortization of intangible assets	—	247	—	247
Provision for losses on accounts receivable	1,803	(352)	—	1,451
Provision for inventory obsolescence	139	—	—	139
Decrease in deferred income taxes	(2,770)	—	—	(2,770)
Stock-based compensation expense	660	—	—	660
Gain on sales of property and equipment, net	(128)	(21)	—	(149)
Gain on sales of rental equipment, net	(6,961)	(1,233)	—	(8,194)
Equity in loss of guarantor subsidiaries	5,061	—	(5,061)	—
Changes in operating assets and liabilities:
Receivables, net	3,122	(2,996)	—	126
Inventories, net	(25,186)	(4,850)	—	(30,036)
Prepaid expenses and other assets	431	28	—	459
Accounts payable	(3,670)	(255)	—	(3,925)
Manufacturer flooring plans payable	(8,626)	34	—	(8,592)
Accrued expenses payable and other liabilities	441	270	—	711
Intercompany balances	(12,122)	12,122	—	—
Deferred compensation payable	(28)	—	—	(28)

Net cash provided by (used in) operating activities	(12,703)	8,029	—	(4,674)

Cash flows from investing activities:
Purchases of property and equipment	(5,315)	(978)	—	(6,293)
Purchases of rental equipment	(41,510)	(12,823)	—	(54,333)
Proceeds from sales of property and equipment	200	60	—	260
Proceeds from sales of rental equipment	21,102	5,785	—	26,887

Net cash used in investing activities	(25,523)	(7,956)	—	(33,479)

Cash flows from financing activities:
Purchases of treasury stock	(461)	—	—	(461)
Borrowings on senior secured credit facility	170,540	—	—	170,540
Payments on senior secured credit facility	(155,316)	—	—	(155,316)
Payments on capital lease obligations	—	(73)	—	(73)

Net cash provided by (used in) financing activities	14,763	(73)	—	14,690

Net decrease in cash	(23,463)	—	—	(23,463)
Cash, beginning of period	29,149	—	—	29,149

Cash, end of period	$5,686	$—	$—	$5,686

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2010
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(19,171)	$(8,106)	$8,106	$(19,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	5,713	994	—	6,707
Depreciation on rental equipment	30,404	8,228	—	38,632
Amortization of loan discounts and deferred financing costs	710	—	—	710
Amortization of intangible assets	—	295	—	295
Provision for losses on accounts receivable	1,518	—	—	1,518
Provision for inventory obsolescence	70	—	—	70
Decrease in deferred income taxes	(9,441)	—	—	(9,441)
Stock-based compensation expense	440	—	—	440
(Gain) loss on sales of property and equipment, net	(156)	(43)	—	(199)
Gain on sales of rental equipment, net	(4,846)	(1,105)	—	(5,951)
Equity in loss of guarantor subsidiaries	8,106	—	(8,106)	—
Changes in operating assets and liabilities:
Receivables, net	(13,348)	4,667	—	(8,681)
Inventories, net	(6,686)	3,404	—	(3,282)
Prepaid expenses and other assets	(2,044)	(130)	—	(2,174)
Accounts payable	9,887	1,029	—	10,916
Manufacturer flooring plans payable	(15,629)	107	—	(15,522)
Accrued expenses payable and other liabilities	(2,444)	350	—	(2,094)
Intercompany balances	11,461	(11,461)	—	—
Deferred compensation payable	32	—	—	32

Net cash used in operating activities	(5,424)	(1,771)	—	(7,195)

Cash flows from investing activities:
Purchases of property and equipment	(1,124)	(55)	—	(1,179)
Purchases of rental equipment	(8,953)	(2,584)	—	(11,537)
Proceeds from sales of property and equipment	183	57	—	240
Proceeds from sales of rental equipment	18,604	4,412	—	23,016

Net cash provided by investing activities	8,710	1,830	—	10,540

Cash flows from financing activities:
Purchases of treasury stock	(176)	—	—	(176)
Payments on capital lease obligations	—	(62)	—	(62)
Principal payments of notes payable	(1,216)	(7)	—	(1,223)

Net cash used in financing activities	(1,392)	(69)	—	(1,461)

Net increase (decrease) in cash	1,894	(10)	—	1,884
Cash, beginning of period	45,326	10	—	45,336

Cash, end of period	$47,220	$—	$—	$47,220

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2011, and its results of operations for the three and six month periods ended June 30, 2011, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     As of August 1, 2011, we operated 65 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the three and six month periods ended June 30, 2011. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six months ended June 30, 2011, 32.7% of our total revenues were attributable to equipment rentals, 27.3% of our total revenues were attributable to new equipment sales, 12.0% were attributable to used equipment sales, 14.6% were attributable to parts sales, 8.1% were attributable to our services revenues and 5.3% were attributable to non-segmented other revenues.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell and rent, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six months ended June 30, 2011, our total cost of revenues was $236.3 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six months ended June 30, 2011, our selling, general and administrative expenses were $75.6 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

     We are also subject to federal and state income taxes. We have been notified by the Internal Revenue Service (“IRS”) that our Federal Tax Returns for the tax years 2005, 2006, 2007, 2008 and 2009 have been selected for examination. We currently do not expect any material adjustment resulting from the IRS examination.
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
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. The net book value of rental equipment at June 30, 2011 was $445.5 million, or approximately 60.9% of our total assets. Our rental fleet, as of June 30, 2011, consisted of approximately

16,919 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $724.9 million. As of June 30, 2011, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	12,340	72.9%	$433.0	59.7%	48.7
Cranes	357	2.1%	90.4	12.5%	39.6
Earthmoving	1,819	10.8%	160.9	22.2%	28.8
Industrial Lift Trucks	558	3.3%	19.7	2.7%	28.6
Other	1,845	10.9%	20.9	2.9%	23.9

Total	16,919	100.0%	$724.9	100.0%	43.0

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
     The original acquisition cost of our gross rental fleet increased by $39.8 million, or 5.8%, for the six month period ended June 30, 2011, primarily in response to improved equipment time utilization from the increase in demand. The average age of our rental fleet equipment increased approximately 0.1 months for the six months ended June 30, 2011.
     Our average rental rates for the six months ended June 30, 2011 were 6.4% higher than the comparative six month period ended June 30, 2010. On a sequential basis, our average rental rates for the three month period ended June 30, 2011 increased 4.2% compared to the three month period ended March 31, 2011.
     The rental equipment mix among our four core product lines for the six months ended June 30, 2011 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.
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
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six month periods ended June 30, 2011 and 2010. The period-to-period comparisons of our financial results are not necessarily indicative of future results.
     During the years ended December 31, 2010 and 2009, our revenues and gross profits/margins were negatively impacted by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the recent macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins have slowly trended downward since the year ended December 31, 2006, the rate of total gross profit margin decline was the most significant during the year ended December 31, 2009 and in the first quarter of 2010, as a result of the above factors. However, during the second, third and fourth quarters of 2010, as well the first two quarters of 2011, our operating segments generally realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative quarterly basis. We cannot forecast with certainty whether these gross profit margin improvements during the recent quarters are indicative of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any further declines, or whether our responses to ongoing or future unfavorable business conditions will be meaningful in mitigating or reversing the gross profit margin declines for the foreseeable future.
     Further deterioration or a continuation of current levels in the non-residential construction industry and the industrial sectors we serve could result in declining revenues and gross profits/margins and may have a material adverse effect on our financial position, results of operations and cash flows in the future. During the recent economic downturn, we proactively responded to these unfavorable business factors through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or to branches in new markets where demand is higher; minimizing rental fleet capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using some of the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt. We believe that these measures strengthened our balance sheet by improving our cash position. We will continue to evaluate and respond to business conditions as appropriate. While we cannot predict the timing, duration or the impact of an economic recovery and/or improved conditions within the construction and industrial sectors, we believe that our efforts have positioned us to take advantage of future opportunities when a prolonged economic and business recovery occurs.
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
     Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2011	2010	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$55,772	$41,675	$14,097	33.8%
New equipment sales	57,913	28,962	28,951	100.0%
Used equipment sales	23,066	17,931	5,135	28.6%
Parts sales	24,942	22,782	2,160	9.5%
Services revenues	13,244	12,571	673	5.4%
Non-Segmented revenues	9,398	7,085	2,313	32.6%

Total revenues	$184,335	$131,006	$53,329	40.7%

     Total Revenues. Our total revenues were $184.3 million for the three month period ended June 30, 2011 compared to $131.0 million for the same three month period in 2010, an increase of $53.3 million, or 40.7%. Revenues for all reportable segments and non-segmented revenues increased and are further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended June 30, 2011 increased $14.1 million, or 33.8%, to $55.8 million from $41.7 million in the same three month period in 2010. Rental revenues from aerial work platforms and earthmoving equipment increased $9.0 million and $2.3 million, respectively, while rental revenues from cranes and other equipment increased $1.3 million and $1.0 million, respectively. Lift truck rental revenues increased $0.5 million. Our average rental rates for the three month period ended June 30, 2011 increased 6.4% compared to the same three month period in 2010.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2011 improved to approximately 31.0% compared to 25.3% for the same three month period in 2010, an increase of 5.7%. The increase in comparative rental equipment dollar utilization was the result of a 12.2% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), combined with a 6.4% increase in average rental rates in the comparative period. Average rental rates for the three month period ended June 30, 2011 increased 4.2% compared to the prior three month period ended March 31, 2011. Rental equipment time utilization based on the number of rental equipment units available for rent was 67.1% for the three month period ended June 30, 2011 compared to 54.9% for the same three month period in 2010. Rental equipment time utilization as a percentage of original equipment cost was 70.0% for the three months ended June 30, 2011 compared to 57.9% for the same three month period in 2010, an increase of 12.1%.
     New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2011 increased approximately $29.0 million, or 100.0%, to $57.9 million from approximately $29.0 million for the comparable period in 2010. Sales of new cranes increased $20.2 million and sales of new earthmoving equipment increased $7.5 million. Sales of new aerial work platform equipment and other equipment each increased approximately $1.0 million. These increases were partially offset by a decrease in new lift truck sales of approximately $0.6 million.
     Used Equipment Sales Revenues. Our used equipment sales increased $5.1 million, or 28.6%, to $23.1 million for the three month period ended June 30, 2011, from $17.9 million for the same three month period in 2010. Sales of used earthmoving equipment and used aerial work platform equipment increased $3.4 million and $1.3 million, respectively, while sales of used cranes increased $1.0 million. These increases were partially offset by decreases in sales of used lift trucks and other equipment of approximately $0.5 million and $0.2 million, respectively.
     Parts Sales Revenues. Our parts sales increased approximately $2.2 million, or 9.5%, to $24.9 million for the three month period ended June 30, 2011 from $22.8 million for the same three month period in 2010. The increase in parts revenues was due to higher demand for parts compared to last year.
     Services Revenues. Our services revenues for the three month period ended June 30, 2011 increased $0.7 million, or 5.4%, to $13.2 million from $12.6 million for the same three month period last year. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended June 30, 2011, our other revenues were $9.4 million, an increase of $2.3 million, or 32.6%, from $7.1 million in the same three month period in 2010. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.
     Gross Profit.

			Total	Total
			Dollar	Percentage
	Three Months Ended		Change	Change
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$22,696	$12,950	$9,746	75.3%
New equipment sales	6,795	2,859	3,936	137.7%
Used equipment sales	5,008	4,069	939	23.1%
Parts sales	6,681	5,935	746	12.6%
Services revenues	8,107	8,319	(212)	(2.5)%
Non-Segmented revenues	(1,492)	(1,753)	261	14.9%

Total gross profit	$47,795	$32,379	$15,416	47.6%

     Total Gross Profit. Our total gross profit was $47.8 million for the three month period ended June 30, 2011 compared to $32.4 million for the same three month period in 2010, an increase of $15.4 million, or 47.6%. Total gross profit margin for the three month period ended June 30, 2011 was 25.9%, an increase of 1.2% from the 24.7% gross profit margin for the same three month period in 2010. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended June 30, 2011 increased $9.7 million, or 75.3%, to $22.7 million from approximately $13.0 million in the same three month period in 2010. The increase in equipment rentals gross profit was the net result of a $14.1 million increase in rental revenues for the three month period ended June 30, 2011, which was partially offset by a $2.2 million net increase in rental expenses and a $2.2 million increase in rental equipment depreciation expense. The net increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2011 compared to 2010. As a percentage of equipment rental revenues, rental expenses were 20.7% for the three month period ended June 30, 2011 compared to 22.5% for the same three month period in 2010 and depreciation expense was 38.6% for the three month period ended June 30, 2011 compared to 46.4% for the same three month period in 2010.
     Gross profit margin for the three month period ended June 30, 2011 was approximately 40.7%, up 9.6% from 31.1% in the same three month period in 2010. This gross profit margin improvement was primarily due to the increase in comparative rental revenues and average rental rates, combined with the current year decreases in depreciation and rental expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2011 increased $3.9 million, or 137.7%, to $6.8 million compared to $2.9 million for the same three month period in 2010 on a total new equipment sales increase of $29.0 million. Gross profit margin on new equipment sales for the three month period ended June 30, 2011 was 11.7%, an increase of approximately 1.8% from 9.9% in the same three month period in 2010, reflecting primarily improved margins on new crane sales in the current year period.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2011 increased $0.9 million, or 23.1%, to $5.0 million from $4.1 million for the same three month period in 2010 on a used equipment sales increase of $5.1 million. Gross profit margin for the three month period ended June 30, 2011 was 21.7%, down 1.0% from 22.7% in the same three month period in 2010, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 65.3% and 67.6% of our used equipment sales for the three month periods ended June 30, 2011 and 2010, respectively, were approximately 145.0% of net book value for the three month period ended June 30, 2011 compared to 138.7% for the same three month period in 2010.
     Parts Sales Gross Profit. For the three month period ended June 30, 2011, our parts sales revenue gross profit increased approximately $0.7 million, or 12.6%, to $6.7 million from $5.9 million for the same three month period in 2010 on a $2.2 million increase in parts sales revenues. Gross profit margin for the three month period ended June 30, 2011 was 26.8%, an increase of 0.7% from 26.1% in the same three month period in 2010, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the three month period ended June 30, 2011, our services revenues gross profit decreased $0.2 million, or 2.5%, to $8.1 million from $8.3 million for the same three month period in 2010. Gross profit margin for the three month period ended June 30, 2011 was 61.2%, down 5.0% from 66.2% in the same three month period in 2010 as a result of service revenues mix.
     Non-Segmented Other Revenues Gross Loss. For the three month period ended June 30, 2011, our non-segmented other revenues realized a gross loss of $1.5 million compared to a gross loss of $1.8 million for the same three month period in 2010 on a $2.3 million increase in revenues as a result of higher hauling and freight costs resulting primarily from higher fuel costs. On a gross margin basis, the margin of gross loss improved to a gross loss margin of 15.9% from 24.7%.
     Selling, General and Administrative Expenses. SG&A expenses increased approximately $0.7 million, or 2.1%, to $37.5 million for the three month period ended June 30, 2011 compared to $36.8 million for the same three month period in 2010. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $0.8 million as a result higher salaries, wages and payroll taxes from increased employee headcount combined with commission and incentive pay that resulted from higher rental and sales revenues, which was partially offset by lower health insurance and workers compensation costs as a result of favorable claims experience in the current year quarter compared to the prior year quarter. Stock-based compensation expense was $0.4 million and $0.2 million for the three month periods ended June 30, 2011 and 2010, respectively. Marketing related costs increased $0.6 million. These increases were partially offset by a $0.5 million decrease in professional fees resulting primarily from data conversion costs and other consulting fees incurred last year related to our enterprise resource planning system implementation. Insurance costs decreased $0.3 million. As a percent of total revenues, SG&A expenses were 20.4% for the three months ended June 30, 2011, a decrease of 7.7% from 28.1% for the same three month period in 2010, primarily as a result of the current year increase in total revenues.
     Other Income (Expense). For the three month period ended June 30, 2011, our net other expenses decreased approximately $0.1 million to $7.0 million compared to $7.1 million for the same three month period in 2010. Interest expense was approximately $7.2 million for each of the three month periods ended June 30, 2011 and 2010. Miscellaneous other income increased approximately $0.1 million compared to the three month period ended June 30, 2010.
     Income Taxes. We recorded income tax expense of $0.6 million for the three month period ended June 30, 2011 compared to an income tax benefit of approximately $4.3 million for the three month period ended June 30, 2010. Our effective income tax rate for the three month period ended June 30, 2011 was 18.7% compared to 37.5% for the same three month period in 2010. The decrease in our effective tax rate was primarily the result of a favorable increase in permanent differences related to tax deductible goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2011 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
     Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2011	2010	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$104,250	$78,128	$26,122	33.4%
New equipment sales	87,086	56,255	30,831	54.8%
Used equipment sales	38,483	31,362	7,121	22.7%
Parts sales	46,519	42,414	4,105	9.7%
Services revenues	25,881	24,054	1,827	7.6%
Non-Segmented revenues	17,024	13,479	3,545	26.3%

Total revenues	$319,243	$245,692	$73,551	29.9%

     Total Revenues. Our total revenues were $319.2 million for the six month period ended June 30, 2011 compared to $245.7 million for the same six month period in 2010, an increase of approximately $73.6 million, or 29.9%. Revenues for all reportable segments and non-segmented revenues increased and are further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the six month period ended June 30, 2011 increased $26.1 million, or 33.4%, to approximately $104.3 million from $78.1 million in the same six month period in 2010. Rental revenues from aerial work platforms and earthmoving equipment increased $16.0 million and $4.6 million, respectively, while rental revenues from cranes and other equipment increased $2.3 million and $2.4 million, respectively. Lift truck rental revenues increased $0.8 million. Our average rental rates for the six month period ended June 30, 2011 increased 3.0% compared to the same six month period in 2010.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2011 improved to approximately 29.5% compared to 23.6% for the same six month period in 2010, an increase of 5.9%. The increase in comparative rental equipment dollar utilization was the net result of an 11.8% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), combined with a 3.0% increase in average rental rates in the comparative period. Rental equipment time utilization based on the number of rental equipment units available for rent was 64.1% for the six month period ended June 30, 2011 compared to 52.3% for the same six month period in 2010, an increase of 11.8%. Rental equipment time utilization as a percentage of original equipment cost was 67.4% for the six months ended June 30, 2011 compared to 54.6% for the same six month period in 2010, an increase of 12.8%.
     New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2011 increased $30.8 million, or 54.8%, to $87.1 million from approximately $56.3 million for the comparable period in 2010. Sales of new cranes and earthmoving equipment increased $14.8 million and $14.3 million, respectively, while sales of new other equipment and new aerial work platform equipment increased $1.9 million and $0.7 million, respectively. These increases were partially offset by a decrease in new lift truck sales of $0.9 million.

     Used Equipment Sales Revenues. Our used equipment sales increased $7.1 million, or 22.7%, to $38.5 million for the six month period ended June 30, 2011, from $31.4 million for the same six month period in 2010, indicative of an improved used equipment sales market. Sales of used earthmoving equipment and aerial work platform equipment increased $4.4 million and $2.3 million, respectively. Used crane sales increased $1.0 million. Used other equipment sales decreased $0.5 million while used lift truck sales decreased $0.1 million.
     Parts Sales Revenues. Our parts sales increased approximately $4.1 million, or 9.7%, to $46.5 million for the six month period ended June 30, 2011 from $42.4 million for the same six month period in 2010. The increase in parts revenues was due to higher demand for parts compared to last year.
     Services Revenues. Our services revenues for the six month period ended June 30, 2011 increased $1.8 million, or 7.6%, to $25.9 million from approximately $24.1 million for the same six month period last year. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six month period ended June 30, 2011, our other revenues were $17.0 million, an increase of $3.5 million, or 26.3%, from $13.5 million in the same six month period in 2010. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.
     Gross Profit.

			Total	Total
			Dollar	Percentage
	Six Months Ended		Change	Change
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$39,872	$20,877	$18,995	91.0%
New equipment sales	9,938	5,242	4,696	89.6%
Used equipment sales	8,863	6,755	2,108	31.2%
Parts sales	12,418	11,320	1,098	9.7%
Services revenues	15,833	15,426	407	2.6%
Non-Segmented revenues	(4,013)	(3,356)	(657)	19.6%

Total gross profit	$82,911	$56,264	$26,647	47.4%

     Total Gross Profit. Our total gross profit was $82.9 million for the six month period ended June 30, 2011 compared to $56.3 million for the same six month period in 2010, an increase of $26.6 million, or 47.4%. Total gross profit margin for the six month period ended June 30, 2011 was 26.0%, an increase of 3.1% from the 22.9% gross profit margin for the same six month period in 2010. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six month period ended June 30, 2011 increased $19.0 million, or 91.0%, to $39.9 million from approximately $20.9 million in the same six month period in 2010. The increase in equipment rentals gross profit was the net result of a $26.1 million increase in rental revenues for the six month period ended June 30, 2011, which was partially offset by a $3.7 million net increase in rental expenses and a $3.4 million increase in rental equipment depreciation expense. The net increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2011 compared to 2010. As a percentage of equipment rental revenues, rental expenses were 21.4% for the six month period ended June 30, 2011 compared to 23.8% for the same six month period in 2010 and depreciation expense was approximately 40.4% for the six month period ended June 30, 2011 compared to 49.4% for the same six month period in 2010. These percentage decreases were primarily attributable to the increase in comparative rental revenues.
     Gross profit margin for the six month period ended June 30, 2011 was 38.2%, up 11.5% from 26.7% in the same six month period in 2010. This gross profit margin improvement was primarily due to the increase in comparative rental revenues and average rental rates, combined with the current year decreases in depreciation and rental expenses as a percentage of equipment rental revenues.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2011 increased $4.7 million, or 89.6%, to $9.9 million compared to $5.2 million for the same six month period in 2010 on a total new equipment sales increase of $30.8 million. Gross profit margin on new equipment sales for the six month period ended June 30, 2011 was 11.4%, an increase of 2.1% from 9.3% in the same six month period in 2010, primarily reflecting improved margins on new crane sales in the current year period.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2011 increased $2.1 million, or 31.2%, to approximately $8.9 million from approximately $6.7 million for the same six month period in 2010 on a used equipment sales increase of $7.1 million. Gross profit margin for the six month period ended June 30, 2011 was 23.0%, up 1.5% from 21.5% in the same six month period in 2010. Our used equipment sales from the rental fleet, which comprised approximately 69.9% and 73.4% of our used equipment sales for the six month periods ended June 30, 2011 and 2010, respectively, were approximately 143.8% of net book value for the six month period ended June 30, 2011 compared to 134.9% for the same six month period in 2010.
     Parts Sales Gross Profit. For the six month period ended June 30, 2011, our parts sales revenue gross profit increased $1.1 million, or 9.7%, to $12.4 million from $11.3 million for the same six month period in 2010 on a $4.1 million increase in parts sales revenues. Gross profit margin was 26.7% for both six month periods ended June 30, 2011 and 2010.
     Services Revenues Gross Profit. For the six month period ended June 30, 2011, our services revenues gross profit increased $0.4 million, or 2.6%, to $15.8 million from $15.4 million for the same six month period in 2010 on a $1.8 million increase in services revenues. Gross profit margin for the six month period ended June 30, 2011 was 61.2%, down approximately 2.9% from 64.1% in the same six month period in 2010 as a result of service revenues mix.
     Non-Segmented Other Revenues Gross Loss. For the six month period ended June 30, 2011, our non-segmented other revenues realized a gross loss of approximately $4.0 million compared to a gross loss of $3.4 million for the same six month period in 2010 as a result of higher hauling and freight costs resulting primarily from higher fuel costs. On a gross margin basis, the margin of gross loss improved to a gross loss margin of 23.6% from 24.9%.
     Selling, General and Administrative Expenses. SG&A expenses increased $3.0 million, or 4.1%, to $75.6 million for the six month period ended June 30, 2011 compared to $72.6 million for the same six month period in 2010. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $3.3 million as a result higher salaries, wages and payroll taxes from increased employee headcount combined with commission and incentive pay that resulted from higher rental and sales revenues, which was partially offset by lower health insurance and workers compensation costs as a result of favorable claims experience in the current year compared to the prior year. Stock-based compensation expense was $0.7 million and $0.4 million for the six month periods ended June 30, 2011 and 2010, respectively. Fuel and utility costs increased $0.5 million and marketing related costs increased $0.6 million. These increases were partially offset by a $1.2 million decrease in professional fees resulting primarily from data conversion costs and other consulting fees incurred last year related to our enterprise resource planning system implementation. As a percent of total revenues, SG&A expenses were 23.7% for the six months ended June 30, 2011, a decrease of 5.9% from 29.6% for the same six month period in 2010, primarily as a result of the current year increase in total revenues.
     Other Income (Expense). For the six month period ended June 30, 2011, our net other expenses decreased approximately $0.5 million to $13.9 million compared to $14.3 million for the same six month period in 2010. The decrease was the net result of a $0.1 million decrease in interest expense to $14.4 million for the six month period ended June 30, 2011 compared to $14.5 million for the same six month period in 2010. Miscellaneous other income increased approximately $0.4 million compared to the six month period ended June 30, 2010.
     Income Taxes. We recorded an income tax benefit of $2.7 million for the six month period ended June 30, 2011 compared to an income tax benefit of approximately $11.3 million for the six month period ended June 30, 2010. Our effective income tax rate for the six month period ended June 30, 2011 was 41.4% compared to 37.2% for the same six month period in 2010. The increase in our effective tax rate was primarily the result of a favorable increase in permanent differences related to tax deductible goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2011 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Liquidity and Capital Resources
     Cash flow from operating activities. For the six month period ended June 30, 2011, our cash provided by our operating activities was exceeded by our cash used in our operating activities, resulting in net cash used in our operating activities of $4.7 million. Our reported net loss of $3.8 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $36.6 million. These cash flows from operating activities were also positively impacted by a $0.7 million increase in accrued expenses and other liabilities and a $0.5 million decrease in prepaid expenses and other assets. Offsetting these positive cash flows were an increase of $30.0 million in net inventories, a $3.9 million decrease in accounts payable, and an $8.6 million decrease in manufacturing flooring plans payable.
     For the six month period ended June 30, 2010, our cash provided by our operating activities was exceeded by our cash used in our operating activities, resulting in net cash used in our operating activities of approximately $7.2 million. Our reported net loss of $19.2 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $13.6 million. These cash flows from operating activities were also positively impacted by an increase of $10.9 million in accounts payable. Offsetting these positive cash flows were a $15.5 million decrease in manufacturing flooring plans payable, an $8.7 million increase in net accounts receivable, a $3.3 million increase in net inventories, a $2.2 million increase in prepaid expenses and other assets and a $2.1 million decrease in accrued expenses payable and other liabilities.
     Cash flow from investing activities. For the six months ended June 30, 2011, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $33.5 million. This was a result of purchases of rental and non-rental equipment totaling $60.6 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $27.1 million.
     For the six month period ended June 30, 2010, cash provided by our investing activities was $10.5 million. This was a net result of proceeds from the sale of rental and non-rental equipment of $23.3 million and purchases of rental and non-rental equipment totaling $12.7 million.
     Cash flow from financing activities. For the six month period ended June 30, 2011, cash provided by our financing activities was approximately $14.7 million, which included net borrowings under our senior secured credit facility of $15.2 million. We purchased approximately $0.5 million of treasury stock for the six month period ended June 30, 2011.
     For the six month period ended June 30, 2010, cash used in our financing activities was approximately $1.5 million, representing payments of our capital lease obligations and purchases of treasury stock of $1.3 million and $0.2 million, respectively.
Senior Secured Credit Facility
     We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as administrative agent, and the lenders named therein. The credit facility matures on July 29, 2015. The revolving loans under the credit facility bear interest, at our option, either at (i) the index rate plus an applicable margin ranging from 1.50% to 2.25% depending on our leverage ratio or (ii) the LIBOR rate plus an applicable margin of 2.50% to 3.25% depending on our leverage ratio. The unused commitment fee under the senior secured credit facility is 0.50%.
     Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $40.0 million (as adjusted if the incremental facility is exercised). The credit facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40 million (as adjusted if the incremental facility is exercised). As of June 30, 2011, we were in compliance with our financial covenants under the senior secured credit facility.
     At June 30, 2011, the interest rate on the senior secured credit facility was LIBOR plus 275 basis points, or approximately 3.48%. At August 1, 2011, we had $285.9 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
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
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six month period ended June 30, 2011 were approximately $79.6 million, including approximately $25.3 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six month period ended June 30, 2011 were $6.3 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. As of August 1, 2011, we had $285.9 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the index rate plus an applicable margin of 1.50% to 2.25%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.50% to 3.25%, depending on the leverage ratio, in the case of LIBOR revolving loans. At June 30, 2011, we had total borrowings under our senior secured credit facility of $15.2 million. A 1.0% increase in the interest rate on the senior secured credit facility would result in approximately a $0.2 million increase in interest expense on an annualized basis. At August 1, 2011, we had $285.9 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of June 30, 2011 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2011, our current disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities
     On June 1, 2011, 62,634 shares of non-vested stock that were issued in 2009 vested at $13.45 per share. Certain holders of those vested shares returned 20,377 shares of common stock to the Company during the quarter ended June 30, 2011 as payment for their respective employee withholding taxes. This resulted in an addition of 20,377 shares to Treasury Stock.
     On June 15, 2011, 53,237 shares of non-vested stock that were issued in 2010 vested at $12.59 per share. Certain holders of those vested shares returned 14,876 shares of common stock to the Company during the quarter ended June 30, 2011 as payment for their respective employee withholding taxes. This resulted in an addition of 14,876 shares to Treasury Stock.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.

Item 6. Exhibits.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	- Filed herewith.

**	- Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.
Dated: August 4, 2011	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2011	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	- Filed herewith.

**	- Furnished herewith.