Form 10-Q
period 2011-09-30
H&E Equipment Services, Inc.
filed 2011-11-03
CIK 1339605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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
     Yes ☐ No ☑
     As of October 31, 2011, there were 35,086,534 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2011

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
H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	Balances at
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash	$4,894	$29,149
Receivables, net of allowance for doubtful accounts of $5,512 and $6,004, respectively	99,737	99,139
Inventories, net of reserves for obsolescence of $1,109 and $1,105, respectively	77,272	72,156
Prepaid expenses and other assets	5,501	8,679
Rental equipment, net of accumulated depreciation of $273,269 and $254,662, respectively	447,425	426,637
Property and equipment, net of accumulated depreciation and amortization of $61,107 and $53,941, respectively	59,584	57,186
Deferred financing costs, net of accumulated amortization of $11,497 and $10,456, respectively	5,986	7,027
Intangible assets, net of accumulated amortization of $697 and $3,050, respectively	92	429
Goodwill	34,019	34,019

Total assets	$734,510	$734,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$13,580	$—
Accounts payable	60,086	58,437
Manufacturer flooring plans payable	62,911	75,058
Accrued expenses payable and other liabilities	31,298	35,999
Senior unsecured notes	250,000	250,000
Capital leases payable	2,643	2,754
Deferred income taxes	55,988	55,919
Deferred compensation payable	1,992	2,004

Total liabilities	478,498	480,171

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,808,941 and 38,699,666 shares issued at September 30, 2011 and December 31, 2010, respectively, and 35,086,534 and 35,029,804 shares outstanding at September 30, 2011 and December 31, 2010, respectively	387	386
Additional paid-in capital	210,362	209,111
Treasury stock at cost, 3,722,407 and 3,669,862 shares of common stock held at September 30, 2011 and December 31, 2010, respectively	(56,884)	(56,330)
Retained earnings	102,147	101,083

Total stockholders’ equity	256,012	254,250

Total liabilities and stockholders’ equity	$734,510	$734,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Equipment rentals	$61,190	$48,272	$165,440	$126,400
New equipment sales	46,543	47,697	133,629	103,952
Used equipment sales	27,172	14,700	65,655	46,062
Parts sales	24,647	22,599	71,166	65,013
Services revenues	14,191	12,412	40,072	36,466
Other	10,546	8,164	27,570	21,643

Total revenues	184,289	153,844	503,532	399,536

Cost of revenues:
Rental depreciation	22,076	19,628	64,146	58,260
Rental expense	12,176	10,552	34,484	29,171
New equipment sales	41,123	42,979	118,271	93,992
Used equipment sales	20,824	11,083	50,444	35,690
Parts sales	18,073	16,710	52,174	47,804
Services revenues	5,451	5,177	15,499	13,805
Other	10,825	9,795	31,862	26,630

Total cost of revenues	130,548	115,924	366,880	305,352

Gross profit	53,741	37,920	136,652	94,184

Selling, general and administrative expenses	39,042	36,594	114,681	109,233
Gain on sales of property and equipment, net	372	125	521	324

Income (loss) from operations	15,071	1,451	22,492	(14,725)

Other income (expense):
Interest expense	(7,222)	(7,287)	(21,607)	(21,781)
Other, net	118	10	626	166

Total other expense, net	(7,104)	(7,277)	(20,981)	(21,615)

Income (loss) before provision for income taxes	7,967	(5,826)	1,511	(36,340)
Provision (benefit) for income taxes	3,119	(2,046)	447	(13,389)

Net income (loss)	$4,848	$(3,780)	$1,064	$(22,951)

Net income (loss) per common share:
Basic	$0.14	$(0.11)	$0.03	$(0.66)

Diluted	$0.14	$(0.11)	$0.03	$(0.66)

Weighted average common shares outstanding:
Basic	34,804	34,700	34,743	34,656

Diluted	34,860	34,700	34,884	34,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,064	$(22,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	9,310	9,946
Depreciation on rental equipment	64,146	58,260
Amortization of loan discounts and deferred financing costs	1,042	1,060
Amortization of intangible assets	337	435
Provision for losses on accounts receivable	2,186	2,425
Provision for inventory obsolescence	170	192
Decrease in deferred income taxes	69	(11,443)
Stock-based compensation expense	994	741
Gain on sales of property and equipment, net	(521)	(324)
Gain on sales of rental equipment, net	(14,103)	(9,327)
Changes in operating assets and liabilities:
Receivables, net	(2,784)	(28,390)
Inventories, net	(32,985)	(24,092)
Prepaid expenses and other assets	3,177	(2,246)
Accounts payable	1,649	33,076
Manufacturer flooring plans payable	(12,147)	(17,365)
Accrued expenses payable and other liabilities	(4,700)	(4,039)
Deferred compensation payable	(12)	47

Net cash provided by (used in) operating activities	16,892	(13,995)

Cash flows from investing activities:
Purchases of property and equipment	(11,950)	(3,262)
Purchases of rental equipment	(90,669)	(31,942)
Proceeds from sales of property and equipment	763	434
Proceeds from sales of rental equipment	47,537	34,705

Net cash used in investing activities	(54,319)	(65)

Cash flows from financing activities:
Excess tax benefit from stock-based awards	257	—
Purchases of treasury stock	(554)	(212)
Borrowings on senior secured credit facility	352,711	—
Payments on senior secured credit facility	(339,131)	—
Payments on deferred financing costs	—	(2,888)
Payments of capital lease obligations	(111)	(1,320)

Net cash provided by (used in) financing activities	13,172	(4,420)

Net decrease in cash	(24,255)	(18,480)
Cash, beginning of period	29,149	45,336

Cash, end of period	$4,894	$26,856

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$27,699	$26,415

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,793	$25,925

Income taxes paid, net of refunds received	$(1,635)	$64

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2010, from which the balance sheet amounts as of December 31, 2010 were derived.
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
(2) Significant Accounting Policies
     We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. During the three and nine month periods ended September 30, 2011, there were no significant changes to those accounting policies.
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
     In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance became effective for us on January 1, 2011 for impairment tests performed during fiscal 2011. We plan to adopt the new disclosures in conjunction with our annual impairment test as of October 1, 2011, or sooner if triggering events occurred and indicated that a goodwill impairment test should be performed. However, as we currently do not have any reporting units with a zero or negative carrying amount, we do not expect the application of this guidance to have an impact on our consolidated financial statements.
     In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to first use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill impairment test must be performed. Otherwise, the two-step goodwill impairment test is not required. Entities are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2012 and earlier adoption is permitted. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.
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

	September 30, 2011
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 7.00%	$62,911	$50,941
Senior unsecured notes with interest compounded at 8.375%	250,000	250,000
Capital leases payable with interest computed at 5.929% to 9.55%	2,643	2,251
Letters of credit	—	192

	December 31, 2010
	Carrying	Fair
	Amount	Value
Manufacturer flooring plans payable with interest computed at 7.00%	$75,058	$63,105
Senior unsecured notes with interest compounded at 8.375%	250,000	251,250
Capital leases payable with interest computed at 5.929% to 9.55%	2,754	2,199
Letters of credit	—	216

(4) Stockholders’ Equity
     The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2011 (amounts in thousands, except share data):

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares Issued	Amount	Capital	Stock	Earnings	Equity
Balances at December 31, 2010	38,699,666	$386	$209,111	$(56,330)	$101,083	$254,250
Stock-based compensation	—	—	994	—	—	994
Tax benefits associated with stock-based awards			257			257
Issuance of common stock	109,275	1	—	—	—	1
Repurchase of 42,016 shares of restricted common stock	—	—	—	(554)	—	(554)
Net income	—	—	—	—	1,064	1,064

Balances at September 30, 2011	38,808,941	$387	$210,362	$(56,884)	$102,147	$256,012

(5) Stock-Based Compensation
     We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,829,079 shares as of September 30, 2011.
     Non-vested Stock
     The following table summarizes our non-vested stock activity for the nine month period ended September 30, 2011:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested stock at December 31, 2010	329,937	$8.57
Granted	109,275	$14.46
Vested	(148,252)	$8.69
Forfeited	(10,529)	$9.37

Non-vested stock at September 30, 2011	280,431	$10.77

     As of September 30, 2011, we had unrecognized compensation expense of approximately $2.4 million related to non-vested stock that we expect to be recognized over a weighted-average period of 2.2 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Compensation expense	$334	$301	$994	$732
Stock Options
     At September 30, 2011, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table summarizes compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Compensation expense	$—	$—	$—	$9

     The following table represents stock option activity for the nine month period ended September 30, 2011:

			Weighted Average
		Weighted Average	Contractual Life
	Number of Shares	Exercise Price	In Years
Outstanding options at December 31, 2010	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at September 30, 2011	51,000	$24.80	4.8

Options exercisable at September 30, 2011	51,000	$24.80	4.8

     The closing price of our common stock on September 30, 2011 was $8.25. All options outstanding at September 30, 2011 have grant date fair values which exceed the September 30, 2011 closing stock price.
(6) Income (Loss) per Share
     Income (loss) per common share for the three and nine month periods ended September 30, 2011 and 2010 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine month periods ended September 30, 2011 and 2010 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss)	$4,848	$(3,780)	$1,064	$(22,951)
Weighted average number of shares of common stock outstanding	34,804	34,700	34,743	34,656

Net income (loss) per share of common stock — basic	$0.14	$(0.11)	$0.03	$(0.66)

Diluted net income (loss) per share:
Net income (loss)	$4,848	$(3,780)	$1,064	$(22,951)
Weighted average number of shares of common stock outstanding	34,804	34,700	34,743	34,656
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested restricted stock	56	—	141	—

Weighted average number of shares of common stock outstanding — diluted	34,860	34,700	34,884	34,656

Net income (loss) per share of common stock — diluted	$0.14	$(0.11)	$0.03	$(0.66)

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51	51

Non-vested restricted stock	52	167	—	224

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

     We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Equipment rentals	$61,190	$48,272	$165,440	$126,400
New equipment sales	46,543	47,697	133,629	103,952
Used equipment sales	27,172	14,700	65,655	46,062
Parts sales	24,647	22,599	71,166	65,013
Services revenues	14,191	12,412	40,072	36,466

Total segmented revenues	173,743	145,680	475,962	377,893
Non-segmented revenues	10,546	8,164	27,570	21,643

Total revenues	$184,289	$153,844	$503,532	$399,536

Gross Profit (Loss):
Equipment rentals	$26,938	$18,092	$66,810	$38,969
New equipment sales	5,420	4,718	15,358	9,960
Used equipment sales	6,348	3,617	15,211	10,372
Parts sales	6,574	5,889	18,992	17,209
Services revenues	8,740	7,235	24,573	22,661

Total segmented gross profit	54,020	39,551	140,944	99,171
Non-segmented gross loss	(279)	(1,631)	(4,292)	(4,987)

Total gross profit	$53,741	$37,920	$136,652	$94,184

	Balances at
	September 30,	December 31,
	2011	2010
Segment identified assets:
Equipment sales	$63,142	$57,540
Equipment rentals	447,425	426,637
Parts and services	14,129	14,617

Total segment identified assets	524,696	498,794
Non-segment identified assets	209,814	235,627

Total assets	$734,510	$734,421

     The Company operates primarily in the United States and our sales to international customers for the three and nine month periods ended September 30, 2011 were 1.5% and 2.4%, respectively, of total revenues compared to 1.8% and 2.5% for the three and nine month periods ended September 30, 2010. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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
CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2011
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Assets:
Cash	$4,894	$—	$—	$4,894
Receivables, net	86,197	13,540	—	99,737
Inventories, net	64,045	13,227	—	77,272
Prepaid expenses and other assets	5,349	152	—	5,501
Rental equipment, net	360,530	86,895	—	447,425
Property and equipment, net	49,097	10,487	—	59,584
Deferred financing costs, net	5,986	—	—	5,986
Intangible assets, net	—	92	—	92
Investment in guarantor subsidiaries	(24,328)	—	24,328	—
Goodwill	4,493	29,526	—	34,019

Total assets	$556,263	$153,919	$24,328	$734,510

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$13,580	$—	$—	$13,580
Accounts payable	56,614	3,472	—	60,086
Manufacturer flooring plans payable	62,791	120	—	62,911
Accrued expenses payable and other liabilities	30,397	901	—	31,298
Intercompany balances	(171,111)	171,111	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,643	—	2,643
Deferred income taxes	55,988	—	—	55,988
Deferred compensation payable	1,992	—	—	1,992

Total liabilities	300,251	178,247	—	478,498
Stockholders’ equity (deficit)	256,012	(24,328)	24,328	256,012

Total liabilities and stockholders’ equity	$556,263	$153,919	$24,328	$734,510

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2010
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Assets:
Cash	$29,149	$—	$—	$29,149
Receivables, net	87,629	11,510	—	99,139
Inventories, net	57,698	14,458	—	72,156
Prepaid expenses and other assets	8,479	200	—	8,679
Rental equipment, net	339,644	86,993	—	426,637
Property and equipment, net	47,301	9,885	—	57,186
Deferred financing costs, net	7,027	—	—	7,027
Intangible assets, net	—	429	—	429
Investment in guarantor subsidiaries	(18,509)	—	18,509	—
Goodwill	4,493	29,526	—	34,019

Total assets	$526,911	$153,001	$18,509	$734,421

Liabilities and Stockholders’ Equity:
Accounts payable	$55,482	$2,955	$—	$58,437
Manufacturer flooring plans payable	74,882	176	—	75,058
Accrued expenses payable and other liabilities	34,896	1,103	—	35,999
Intercompany balances	(164,522)	164,522	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,754	—	2,754
Deferred income taxes	55,919	—	—	55,919
Deferred compensation payable	2,004	—	—	2,004

Total liabilities	308,661	171,510	—	480,171
Stockholders’ equity (deficit)	254,250	(18,509)	18,509	254,250

Total liabilities and stockholders’ equity	$562,911	$153,001	$18,509	$734,421

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2011
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$48,565	$12,625	$—	$61,190
New equipment sales	42,175	4,368	—	46,543
Used equipment sales	22,471	4,701	—	27,172
Parts sales	20,935	3,712	—	24,647
Services revenues	12,411	1,780	—	14,191
Other	8,610	1,936	—	10,546

Total revenues	155,167	29,122	—	184,289

Cost of revenues:
Rental depreciation	17,328	4,748	—	22,076
Rental expense	9,520	2,656	—	12,176
New equipment sales	37,193	3,930	—	41,123
Used equipment sales	16,882	3,942	—	20,824
Parts sales	15,416	2,657	—	18,073
Services revenues	4,786	665	—	5,451
Other	8,580	2,245	—	10,825

Total cost of revenues	109,705	20,843	—	130,548

Gross profit (loss):
Equipment rentals	21,717	5,221	—	26,938
New equipment sales	4,982	438	—	5,420
Used equipment sales	5,589	759	—	6,348
Parts sales	5,519	1,055	—	6,574
Services revenues	7,625	1,115	—	8,740
Other	30	(309)	—	(279)

Gross profit	45,462	8,279	—	53,741

Selling, general and administrative expenses	32,217	6,825	—	39,042
Equity in loss of guarantor subsidiaries	(759)	—	759	—
Gain on sales of property and equipment, net	250	122	—	372

Income from operations	12,736	1,576	759	15,071

Other income (expense):
Interest expense	(4,870)	(2,352)	—	(7,222)
Other, net	101	17	—	118

Total other expense, net	(4,769)	(2,335)	—	(7,104)

Income (loss) before income taxes	7,967	(759)	759	7,967
Income tax expense	3,119	—	—	3,119

Net income (loss)	$4,848	$(759)	$759	$4,848

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2010
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$37,617	$10,655	$—	$48,272
New equipment sales	44,125	3,572	—	47,697
Used equipment sales	13,034	1,666	—	14,700
Parts sales	19,055	3,544	—	22,599
Services revenues	10,951	1,461	—	12,412
Other	6,732	1,432	—	8,164

Total revenues	131,514	22,330	—	153,844

Cost of revenues:
Rental depreciation	15,229	4,399	—	19,628
Rental expense	8,371	2,181	—	10,552
New equipment sales	39,841	3,138	—	42,979
Used equipment sales	9,839	1,244	—	11,083
Parts sales	14,115	2,595	—	16,710
Services revenues	4,623	554	—	5,177
Other	7,639	2,156	—	9,795

Total cost of revenues	99,657	16,267	—	115,924

Gross profit (loss):
Equipment rentals	14,017	4,075	—	18,092
New equipment sales	4,284	434	—	4,718
Used equipment sales	3,195	422	—	3,617
Parts sales	4,940	949	—	5,889
Services revenues	6,328	907	—	7,235
Other	(907)	(724)	—	(1,631)

Gross profit	31,857	6,063	—	37,920

Selling, general and administrative expenses	30,331	6,263	—	36,594
Equity in loss of guarantor subsidiaries	(2,620)	—	2,620	—
Gain on sales of property and equipment, net	108	17	—	125

Loss from operations	(986)	(183)	2,620	1,451

Other income (expense):
Interest expense	(4,845)	(2,442)	—	(7,287)
Other, net	5	5	—	10

Total other expense, net	(4,840)	(2,437)	—	(7,277)

Loss before income taxes	(5,826)	(2,620)	2,620	(5,826)
Income tax benefit	(2,046)	—	—	(2,046)

Net loss	$(3,780)	$(2,620)	$2,620	$(3,780)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2011
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$132,313	$33,127	$—	$165,440
New equipment sales	118,099	15,530	—	133,629
Used equipment sales	54,294	11,361	—	65,655
Parts sales	60,234	10,932	—	71,166
Services revenues	35,189	4,883	—	40,072
Other	22,532	5,038	—	27,570

Total revenues	422,661	80,871	—	503,532

Cost of revenues:
Rental depreciation	50,317	13,829	—	64,146
Rental expense	27,595	6,889	—	34,484
New equipment sales	104,488	13,783	—	118,271
Used equipment sales	41,058	9,386	—	50,444
Parts sales	44,250	7,924	—	52,174
Services revenues	13,784	1,715	—	15,499
Other	25,128	6,734	—	31,862

Total cost of revenues	306,620	60,260	—	366,880

Gross profit (loss):
Equipment rentals	54,401	12,409	—	66,810
New equipment sales	13,611	1,747	—	15,358
Used equipment sales	13,236	1,975	—	15,211
Parts sales	15,984	3,008	—	18,992
Services revenues	21,405	3,168	—	24,573
Other	(2,596)	(1,696)	—	(4,292)

Gross profit	116,041	20,611	—	136,652

Selling, general and administrative expenses	95,057	19,624	—	114,681
Equity in loss of guarantor subsidiaries	(5,819)	—	5,819	—
Gain on sales of property and equipment, net	378	143	—	521

Income from operations	15,543	1,130	5,819	22,492

Other income (expense):
Interest expense	(14,629)	(6,978)	—	(21,607)
Other, net	597	29	—	626

Total other expense, net	(14,032)	(6,949)	—	(20,981)

Income (loss) before income taxes	1,511	(5,819)	5,819	1,511
Income tax benefit	447	—	—	447

Net income (loss)	$1,064	$(5,819)	$5,819	$1,064

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2010
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Revenues:
Equipment rentals	$99,849	$26,551	$—	$126,400
New equipment sales	93,221	10,731	—	103,952
Used equipment sales	39,658	6,404	—	46,062
Parts sales	54,942	10,071	—	65,013
Services revenues	32,020	4,446	—	36,466
Other	17,634	4,009	—	21,643

Total revenues	337,324	62,212	—	399,536

Cost of revenues:
Rental depreciation	45,631	12,629	—	58,260
Rental expense	23,458	5,713	—	29,171
New equipment sales	84,247	9,745	—	93,992
Used equipment sales	30,824	4,866	—	35,690
Parts sales	40,420	7,384	—	47,804
Services revenues	12,320	1,485	—	13,805
Other	20,852	5,778	—	26,630

Total cost of revenues	257,752	47,600	—	305,352

Gross profit (loss):
Equipment rentals	30,760	8,209	—	38,969
New equipment sales	8,974	986	—	9,960
Used equipment sales	8,834	1,538	—	10,372
Parts sales	14,522	2,687	—	17,209
Services revenues	19,700	2,961	—	22,661
Other	(3,218)	(1,769)	—	(4,987)

Gross profit	79,572	14,612	—	94,184

Selling, general and administrative expenses	91,114	18,119	—	109,233
Equity in loss of guarantor subsidiaries	(10,726)	—	10,726	—
Gain on sales of property and equipment, net	264	60	—	324

Loss from operations	(22,004)	(3,447)	10,726	(14,725)

Other income (expense):
Interest expense	(14,494)	(7,287)	—	(21,781)
Other, net	158	8	—	166

Total other expense, net	(14,336)	(7,279)	—	(21,615)

Loss before income taxes	(36,340)	(10,726)	10,726	(36,340)
Income tax benefit	(13,389)	—	—	(13,389)

Net loss	$(22,951)	$(10,726)	$10,726	$(22,951)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2011
	H&E Equipment	Guarantor
	Services, Inc.	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$1,064	$(5,819)	$5,819	$1,064
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	7,948	1,362	—	9,310
Depreciation on rental equipment	50,317	13,829	—	64,146
Amortization of loan discounts and deferred financing costs	1,042	—	—	1,042
Amortization of intangible assets	—	337	—	337
Provision for losses on accounts receivable	2,849	(663)	—	2,186
Provision for inventory obsolescence	170	—	—	170
Provision for deferred income taxes	69	—	—	69
Stock-based compensation expense	994	—	—	994
Gain on sales of property and equipment, net	(378)	(143)	—	(521)
Gain on sales of rental equipment, net	(12,121)	(1,982)	—	(14,103)
Equity in loss of guarantor subsidiaries	5,819	—	(5,819)	—
Changes in operating assets and liabilities:
Receivables, net	(1,417)	(1,367)	—	(2,784)
Inventories, net	(29,242)	(3,743)	—	(32,985)
Prepaid expenses and other assets	3,129	48	—	3,177
Accounts payable	1,132	517	—	1,649
Manufacturer flooring plans payable	(12,091)	(56)	—	(12,147)
Accrued expenses payable and other liabilities	(4,498)	(202)	—	(4,700)
Intercompany balances	(6,589)	6,589	—	—
Deferred compensation payable	(12)	—	—	(12)

Net cash provided by operating activities	8,185	8,707	—	16,892

Cash flows from investing activities:
Purchases of property and equipment	(9,982)	(1,968)	—	(11,950)
Purchases of rental equipment	(73,897)	(16,772)	—	(90,669)
Proceeds from sales of property and equipment	616	147	—	763
Proceeds from sales of rental equipment	37,540	9,997	—	47,537

Net cash used in investing activities	(45,723)	(8,596)	—	(54,319)

Cash flows from financing activities:
Excess tax benefit from stock-based awards	257	—	—	257
Purchases of treasury stock	(554)	—	—	(554)
Borrowings on senior secured credit facility	352,711	—	—	352,711
Payments on senior secured credit facility	(339,131)	—	—	(339,131)
Payments on capital lease obligations	—	(111)	—	(111)

Net cash provided by (used in) financing activities	13,283	(111)	—	13,172

Net decrease in cash	(24,255)	—	—	(24,255)
Cash, beginning of period	29,149	—	—	29,149

Cash, end of period	$4,894	$—	$—	$4,894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2010
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
		(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(22,951)	$(10,726)	$10,726	$(22,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	8,385	1,561	—	9,946
Depreciation on rental equipment	45,631	12,629	—	58,260
Amortization of loan discounts and deferred financing costs	1,060	—	—	1,060
Amortization of intangible assets	—	435	—	435
Provision for losses on accounts receivable	2,519	(94)	—	2,425
Provision for inventory obsolescence	192	—	—	192
Decrease in deferred income taxes	(11,443)	—	—	(11,443)
Stock-based compensation expense	741	—	—	741
Gain on sales of property and equipment, net	(264)	(60)	—	(324)
Gain on sales of rental equipment, net	(7,860)	(1,467)	—	(9,327)
Equity in loss of guarantor subsidiaries	10,726	—	(10,726)	—
Changes in operating assets and liabilities:
Receivables, net	(30,617)	2,227	—	(28,390)
Inventories, net	(24,063)	(29)	—	(24,092)
Prepaid expenses and other assets	(2,139)	(107)	—	(2,246)
Accounts payable	28,967	4,109	—	33,076
Manufacturer flooring plans payable	(17,729)	364	—	(17,365)
Accrued expenses payable and other liabilities	(4,246)	207	—	(4,039)
Intercompany balances	9,545	(9,545)	—	—
Deferred compensation payable	47	—	—	47

Net cash used in operating activities	(13,499)	(496)	—	(13,995)

Cash flows from investing activities:
Purchases of property and equipment	(2,876)	(386)	—	(3,262)
Purchases of rental equipment	(27,022)	(4,920)	—	(31,942)
Proceeds from sales of property and equipment	359	75	—	434
Proceeds from sales of rental equipment	28,884	5,821	—	34,705

Net cash provided by (used in) investing activities	(655)	590	—	(65)

Cash flows from financing activities:
Purchases of treasury stock	(212)	—	—	(212)
Payments of deferred financing costs	(2,888)	—	—	(2,888)
Payments on capital lease obligations	(1,216)	(104)	—	(1,320)

Net cash used in financing activities	(4,316)	(104)	—	(4,420)

Net decrease in cash	(18,470)	(10)	—	(18,480)
Cash, beginning of period	45,326	10	—	45,336

Cash, end of period	$26,856	$—	$—	$26,856

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2011, and its results of operations for the three and nine month periods ended September 30, 2011, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     As of October 31, 2011, we operated 65 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.
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
Critical Accounting Policies
     Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the three and nine month periods ended September 30, 2011. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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
Revenue Sources
     We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine months ended September 30, 2011, 32.9% of our total revenues were attributable to equipment rentals, 26.5% of our total revenues were attributable to new equipment sales, 13.0% were attributable to used equipment sales, 14.1% were attributable to parts sales, 8.0% were attributable to our services revenues and 5.5% were attributable to non-segmented other revenues.
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
Principal Costs and Expenses
     Our largest expenses are the costs to purchase the new equipment we sell and rent, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine months ended September 30, 2011, our total cost of revenues was $366.9 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine months ended September 30, 2011, our selling, general and administrative expenses were $114.7 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

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
Rental Fleet
     A significant portion of our overall value is in our rental fleet equipment. The net book value of rental equipment at September 30, 2011 was $447.4 million, or approximately 60.9% of our total assets. Our rental fleet, as of September 30, 2011, consisted of approximately 17,233 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $726.1 million. As of September 30, 2011, our rental fleet composition was as follows (dollars in millions):

		% of	Original	% of Original	Average
		Total	Acquisition	Acquisition	Age in
	Units	Units	Cost	Cost	Months
Hi-Lift or Aerial Work Platforms	12,187	70.7%	$437.0	60.2%	49.8
Cranes	357	2.1%	93.1	12.8%	40.1
Earthmoving	1,788	10.4%	151.8	20.9%	27.5
Industrial Lift Trucks	552	3.2%	19.2	2.6%	28.7
Other	2,349	13.6%	25.0	3.5%	24.7

Total	17,233	100.0%	$726.1	100.0%	43.2

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
     The original acquisition cost of our gross rental fleet increased by $41.0 million, or 6.0%, for the nine month period ended September 30, 2011, primarily in response to improved equipment time utilization from the increase in demand. The average age of our rental fleet equipment increased approximately 0.1 months for the nine months ended September 30, 2011.
     Our average rental rates for the nine months ended September 30, 2011 were 4.9% higher than the comparative nine month period ended September 30, 2010. On a sequential basis, our average rental rates for the three month period ended September 30, 2011 increased 4.1% compared to the three month period ended June 30, 2011.
     The rental equipment mix among our four core product lines for the nine months ended September 30, 2011 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.
Principal External Factors that Affect our Businesses
     We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010:
•	Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries, as well as adverse credit market conditions, can cause demand for our products to materially decrease. The recent macroeconomic downturn, including current conditions in the global credit markets, is a principal factor currently affecting our business.

•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures and by the availability of credit to those customers.

•	Adverse weather conditions. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. Adverse weather also has a seasonal impact in parts of our Intermountain region, primarily in the winter months.

     We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of the impact of seasonality, see “Seasonality” below.
Results of Operations
     The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine month periods ended September 30, 2011 and 2010. The period-to-period comparisons of our financial results are not necessarily indicative of future results.
     During the years ended December 31, 2010 and 2009, our revenues and gross profits/margins were negatively impacted by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the recent macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins have slowly trended downward since the year ended December 31, 2006, the rate of total gross profit margin decline was the most significant during the year ended December 31, 2009 and in the first quarter of 2010, as a result of the above factors. However, during the second, third and fourth quarters of 2010, as well the first three quarters of 2011, our operating segments generally realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative quarterly basis. We cannot forecast with certainty whether these gross profit margin improvements during the recent quarters are indicative of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any further declines, or whether our responses to ongoing or future unfavorable business conditions will be meaningful in mitigating or reversing the gross profit margin declines for the foreseeable future.
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
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
     Revenues.

			Total	Total
	Three Months Ended		Dollar	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$61,190	$48,272	$12,918	26.8%
New equipment sales	46,543	47,697	(1,154)	(2.4)%
Used equipment sales	27,172	14,700	12,472	84.8%
Parts sales	24,647	22,599	2,048	9.1%
Services revenues	14,191	12,412	1,779	14.3%
Non-Segmented revenues	10,546	8,164	2,382	29.2%

Total revenues	$184,289	$153,844	$30,445	19.8%

     Total Revenues. Our total revenues were $184.3 million for the three month period ended September 30, 2011 compared to $153.8 million for the same three month period in 2010, an increase of approximately $30.4 million, or 19.8%. Revenues for our reportable segments and non-segmented revenues are further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended September 30, 2011 increased $12.9 million, or 26.8%, to $61.2 million from $48.3 million in the same three month period in 2010. Rental revenues from aerial work platforms and earthmoving equipment increased $8.4 million and $1.2 million, respectively, while rental revenues from cranes and other equipment increased $1.1 million and $1.9 million, respectively. Lift truck rental revenues increased $0.4 million. Our average rental rates for the three month period ended September 30, 2011 increased 8.9% compared to the same three month period in 2010. On a sequential basis, our average rental rates for the three month period ended September 30, 2011 increased 4.1% compared to the three month period ended June 30, 2011.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2011 improved to approximately 33.7% compared to 29.2% for the same three month period in 2010, an increase of 4.5%. The increase in comparative rental equipment dollar utilization was the result of a 6.6% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), combined with an 8.9% increase in average rental rates in the comparative period. On a sequential basis, average rental rates for the three month period ended September 30, 2011 increased 4.1% compared to the prior three month period ended June 30, 2011. Rental equipment time utilization based on the number of rental equipment units available for rent was 68.9% for the three month period ended September 30, 2011 compared to 62.3% for the same three month period in 2010. Rental equipment time utilization as a percentage of original equipment cost was 71.8% for the three months ended September 30, 2011 compared to 65.9% for the same three month period in 2010, an increase of 5.9%.
     New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2011 decreased approximately $1.2 million, or 2.4%, to $46.5 million from approximately $47.7 million for the comparable period in 2010. Sales of new cranes decreased $0.5 million and sales of aerial work platform equipment decreased $1.4 million. Sales of new lift trucks decreased $0.3 million. These decreases were partially offset by an increase in new earthmoving equipment and other equipment of $0.4 million and $0.6 million, respectively.
     Used Equipment Sales Revenues. Our used equipment sales increased $12.5 million, or 84.8%, to $27.2 million for the three month period ended September 30, 2011, from $14.7 million for the same three month period in 2010. Sales of used earthmoving equipment and used cranes increased $8.6 million and $1.8 million, respectively, while sales of used aerial work platform equipment increased $1.5 million. Sales of used lift trucks and other equipment each increased approximately $0.3 million.
     Parts Sales Revenues. Our parts sales increased $2.0 million, or 9.1%, to $24.6 million for the three month period ended September 30, 2011 from $22.6 million for the same three month period in 2010. The increase in parts revenues was due to higher demand for parts compared to last year.
     Services Revenues. Our services revenues for the three month period ended September 30, 2011 increased $1.8 million, or 14.3%, to $14.2 million from $12.4 million for the same three month period last year. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended September 30, 2011, our other revenues were approximately $10.5 million, an increase of $2.4 million, or 29.2%, from $8.2 million in the same three month period in 2010. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.
     Gross Profit.

			Total	Total
	Three Months Ended		Dollar	Percentage
	September 30,		Change	Change
	2011	2010	Increase	Increase
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$26,938	$18,092	$8,846	48.9%
New equipment sales	5,420	4,718	702	14.9%
Used equipment sales	6,348	3,617	2,731	75.5%
Parts sales	6,574	5,889	685	11.6%
Services revenues	8,740	7,235	1,505	20.8%
Non-Segmented revenues	(279)	(1,631)	1,352	82.9%

Total gross profit	$53,741	$37,920	$15,821	41.7%

     Total Gross Profit. Our total gross profit was $53.7 million for the three month period ended September 30, 2011 compared to $37.9 million for the same three month period in 2010, an increase of $15.8 million, or 41.7%. Total gross profit margin for the three month period ended September 30, 2011 was 29.2%, an increase of 4.6% from the 24.6% gross profit margin for the same three month period in 2010. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended September 30, 2011 increased $8.8 million, or 48.9%, to $26.9 million from $18.1 million in the same three month period in 2010. The increase in equipment rentals gross profit was the net result of a $12.9 million increase in rental revenues for the three month period ended September 30, 2011, which was partially offset by a $1.6 million net increase in rental expenses and an approximately $2.5 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2011 compared to 2010. As a percentage of equipment rental revenues, rental expenses were 19.9% for the three month period ended September 30, 2011 compared to 21.9% for the same three month period in 2010 and depreciation expense was 36.1% for the three month period ended September 30, 2011 compared to 40.7% for the same three month period in 2010.
     Gross profit margin for the three month period ended September 30, 2011 was approximately 44.0%, up 6.5% from 37.5% in the same three month period in 2010. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from improved utilization and higher average rental rates, combined with the decreases in depreciation expenses and rental expenses as a percentage of equipment rental revenues for the three month period ended September 30, 2011 compared to the same period last year.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2011 increased $0.7 million, or 14.9%, to $5.4 million compared to $4.7 million for the same three month period in 2010 on a total new equipment sales decrease of $1.2 million. Gross profit margin on new equipment sales for the three month period ended September 30, 2011 was 11.6%, an increase of approximately 1.7% from 9.9% in the same three month period in 2010, reflecting primarily improved margins on new crane sales in the current year period.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2011 increased $2.7 million, or 75.5%, to $6.3 million from $3.6 million for the same three month period in 2010 on a used equipment sales increase of $12.5 million. Gross profit margin for the three month period ended September 30, 2011 was 23.4%, down 1.2% from 24.6% in the same three month period in 2010, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 76.0% and 79.5% of our used equipment sales for the three month periods ended September 30, 2011 and 2010, respectively, were approximately 140.1% of net book value for the three month period ended September 30, 2011 compared to 140.6% for the same three month period in 2010.
     Parts Sales Gross Profit. For the three month period ended September 30, 2011, our parts sales revenue gross profit increased approximately $0.7 million, or 11.6%, to $6.6 million from $5.9 million for the same three month period in 2010 on a $2.0 million increase in parts sales revenues. Gross profit margin for the three month period ended September 30, 2011 was 26.7%, an increase of 0.6% from 26.1% in the same three month period in 2010, as a result of the mix of parts sold.
     Services Revenues Gross Profit. For the three month period ended September 30, 2011, our services revenues gross profit increased $1.5 million, or 20.8%, to $8.7 million from $7.2 million for the same three month period in 2010. Gross profit margin for the three month period ended September 30, 2011 was 61.6%, up 3.3% from 58.3% in the same three month period in 2010 as a result of service revenues mix.
     Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues realized a gross loss of $0.3 million for the three month period ended September 30, 2011 compared to a gross loss of $1.6 million for the same three month period in 2010. On a gross margin basis, the margin of gross loss improved to a gross loss margin of 2.6% from 20.0%, primarily reflective of the $2.4 million improvement is non-segmented other revenues.
     Selling, General and Administrative Expenses. SG&A expenses increased approximately $2.4 million, or 6.7%, to $39.0 million for the three month period ended September 30, 2011 compared to $36.6 million for the same three month period in 2010. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $1.9 million as a result of higher salaries, wages and payroll taxes primarily from an increase from commission and incentive pay that resulted from higher rental and sales revenues. Stock-based compensation expense was $0.3 million each of the three month periods ended September 30, 2011 and 2010. Other outside services costs increased $0.6 million. As a percent of total revenues, SG&A expenses were 21.2% for the three months ended September 30, 2011, a decrease of 2.6% from 23.8% for the same three month period in 2010, primarily as a result of the current year increase in total revenues.
     Other Income (Expense). For the three month period ended September 30, 2011, our net other expenses decreased $0.2 million to $7.1 million compared to $7.3 million for the same three month period in 2010. Interest expense was $7.2 million for the three month period ended September 30, 2011 compared to $7.3 million for the same period in 2010. Miscellaneous other income increased $0.1 million compared to the three month period ended September 30, 2010.
     Income Taxes. We recorded income tax expense of $3.1 million for the three month period ended September 30, 2011 compared to an income tax benefit of $2.0 million for the three month period ended September 30, 2010. Our effective income tax rate for the three month period ended September 30, 2011 was 39.1% compared to 35.1% for the same three month period in 2010. The increase in our effective tax rate was primarily the result of an increase to unrecognized tax benefits. The amount of unrecognized tax benefits increased by $0.1 million from $6.5 million to $6.6 million during the three month period ended September 30, 2011. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2011 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
     Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2011	2010	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$165,440	$126,400	$39,040	30.9%
New equipment sales	133,629	103,952	29,677	28.5%
Used equipment sales	65,655	46,062	19,593	42.5%
Parts sales	71,166	65,013	6,153	9.5%
Services revenues	40,072	36,466	3,606	9.9%
Non-Segmented revenues	27,570	21,643	5,927	27.4%

Total revenues	$503,532	$399,536	$103,996	26.0%

     Total Revenues. Our total revenues were $503.5 million for the nine month period ended September 30, 2011 compared to $399.5 million for the same nine month period in 2010, an increase of $104.0 million, or 26.0%. Revenues for all reportable segments and non-segmented revenues increased and are further discussed below.
     Equipment Rental Revenues. Our revenues from equipment rentals for the nine month period ended September 30, 2011 increased $39.0 million, or 30.9%, to $165.4 million from $126.4 million in the same nine month period in 2010. Rental revenues from aerial work platforms and earthmoving equipment increased $24.5 million and $5.8 million, respectively, while rental revenues from cranes and other equipment increased $3.4 million and $4.1 million, respectively. Lift truck rental revenues increased $1.2 million. Our average rental rates for the nine month period ended September 30, 2011 increased 4.9% compared to the same nine month period in 2010.
     Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2011 improved to 30.9% compared to 25.5% for the same nine month period in 2010, an increase of 5.4%. The increase in comparative rental equipment dollar utilization was the net result of a 10.1% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), combined with a 4.9% increase in average rental rates in the comparative period. Rental equipment time utilization based on the number of rental equipment units available for rent was 65.7% for the nine month period ended September 30, 2011 compared to 55.6% for the same nine month period in 2010. Rental equipment time utilization as a percentage of original equipment cost was 68.9% for the nine months ended September 30, 2011 compared to 58.4% for the same nine month period in 2010, an increase of 10.5%.
     New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2011 increased $29.7 million, or 28.5%, to $133.6 million from approximately $104.0 million for the comparable period in 2010. Sales of new cranes and earthmoving equipment increased $14.3 million and $14.6 million, respectively, while sales of new other equipment increased $2.7 million. These increases were partially offset by a decrease in new aerial work platform equipment and new lift truck sales of $0.8 million and $1.2 million, respectively.

     Used Equipment Sales Revenues. Our used equipment sales increased $19.6 million, or 42.5%, to $65.7 million for the nine month period ended September 30, 2011, from $46.1 million for the same nine month period in 2010. Sales of used earthmoving equipment and aerial work platform equipment increased $12.9 million and $3.9 million, respectively. Used crane sales increased $2.8 million and used lift truck sales increased $0.2 million. Used other equipment sales decreased $0.2 million.
     Parts Sales Revenues. Our parts sales increased approximately $6.2 million, or 9.5%, to $71.2 million for the nine month period ended September 30, 2011 from $65.0 million for the same nine month period in 2010. The increase in parts revenues was due to higher demand for parts compared to last year.
     Services Revenues. Our services revenues for the nine month period ended September 30, 2011 increased $3.6 million, or 9.9%, to $40.1 million from approximately $36.5 million for the same nine month period last year. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.
     Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine month period ended September 30, 2011, our other revenues were $27.6 million, an increase of $5.9 million, or 27.4%, from $21.6 million in the same nine month period in 2010. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.
     Gross Profit.

	Nine Months Ended		Total Dollar	Total Percentage
	September 30,		Change	Change
	2011	2010	Increase	Increase
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$66,810	$38,969	$27,841	71.4%
New equipment sales	15,358	9,960	5,398	54.2%
Used equipment sales	15,211	10,372	4,839	46.7%
Parts sales	18,992	17,209	1,783	10.4%
Services revenues	24,573	22,661	1,912	8.4%
Non-Segmented revenues	(4,292)	(4,987)	695	13.9%

Total gross profit	$136,652	$94,184	$42,468	45.1%

     Total Gross Profit. Our total gross profit was $136.7 million for the nine month period ended September 30, 2011 compared to $94.2 million for the same nine month period in 2010, an increase of $42.5 million, or 45.1%. Total gross profit margin for the nine month period ended September 30, 2011 was 27.1%, an increase of 3.5% from the 23.6% gross profit margin for the same nine month period in 2010. Gross profit (loss) and gross margin for all reportable segments are further described below:
     Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine month period ended September 30, 2011 increased $27.8 million, or 71.4%, to $66.8 million from $39.0 million in the same nine month period in 2010. The increase in equipment rentals gross profit was the net result of a $39.0 million increase in rental revenues for the nine month period ended September 30, 2011, which was partially offset by a $5.3 million net increase in rental expenses and a $5.9 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2011 compared to 2010. As a percentage of equipment rental revenues, rental expenses were 20.8% for the nine month period ended September 30, 2011 compared to 23.1% for the same nine month period in 2010 and depreciation expense was approximately 38.8% for the nine month period ended September 30, 2011 compared to 46.1% for the same nine month period in 2010. These percentage decreases were primarily attributable to the increase in comparative rental revenues.
     Gross profit margin for the nine month period ended September 30, 2011 was 40.4%, up 9.5% from 30.9% in the same nine month period in 2010. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from improved utilization and higher average rental rates, combined with the decreases in depreciation and rental expenses as a percentage of equipment rental revenues for the nine months ended September 30, 2011 compared to the same period last year.
     New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2011 increased $5.4 million, or 54.2%, to $15.4 million compared to $10.0 million for the same nine month period in 2010 on a total new equipment sales increase of $29.7 million. Gross profit margin on new equipment sales for the nine month period ended September 30, 2011 was 11.5%, an increase of 2.0% from 9.5% in the same nine month period in 2010, primarily reflecting improved margins on new crane sales in the current year period.
     Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2011 increased $4.8 million, or 46.7%, to $15.2 million from approximately $10.4 million for the same nine month period in 2010 on a used equipment sales increase of $19.6 million. Gross profit margin for the nine month period ended September 30, 2011 was 23.2%, up 0.6% from 22.6% in the same nine month period in 2010. Our used equipment sales from the rental fleet, which comprised approximately 72.4% and 75.3% of our used equipment sales for the nine month periods ended September 30, 2011 and 2010, respectively, were approximately 142.2% of net book value for the nine month period ended September 30, 2011 compared to 136.8% for the same nine month period in 2010.
     Parts Sales Gross Profit. For the nine month period ended September 30, 2011, our parts sales revenue gross profit increased $1.8 million, or 10.4%, to $19.0 million from $17.2 million for the same nine month period in 2010 on a $6.2 million increase in parts sales revenues. Gross profit margin was 26.7% for both nine month periods ended September 30, 2011 and 2010.
     Services Revenues Gross Profit. For the nine month period ended September 30, 2011, our services revenues gross profit increased $1.9 million, or 8.4%, to $24.6 million from $22.7 million for the same nine month period in 2010 on a $3.6 million increase in services revenues. Gross profit margin for the nine month period ended September 30, 2011 was 61.3%, down approximately 0.9% from 62.2% in the same nine month period in 2010 primarily as a result of service revenues mix.
     Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues realized a gross loss of approximately $4.3 million for the nine month period ended September 30, 2011 compared to a gross loss of $5.0 million for the same nine month period in 2010. On a gross margin basis, the margin of gross loss improved to a gross loss margin of 15.6% from 23.0%, primarily reflective of the $5.9 million improvement is non-segmented other revenues.
     Selling, General and Administrative Expenses. SG&A expenses increased approximately $5.5 million, or 5.0%, to $114.7 million for the nine month period ended September 30, 2011 compared to $109.2 million for the same nine month period in 2010. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $5.2 million as a result higher salaries, wages and payroll taxes from increased employee headcount combined with increased commission and incentive pay that resulted from higher rental and sales revenues, which was partially offset by lower health insurance and workers compensation costs as a result of favorable claims experience in the nine month period ended September 30, 2011 compared to the same prior year period. Stock-based compensation expense was $1.0 million and $0.7 million for the nine month periods ended September 30, 2011 and 2010, respectively. Other outside services costs increased $0.8 million. Fuel and utility costs increased $0.6 million and marketing related costs increased $0.8 million. These increases were partially offset by a $1.2 million decrease in professional fees resulting primarily from data conversion costs and other consulting fees incurred last year related to our enterprise resource planning system implementation. General liability insurance costs decreased $0.4 million. As a percent of total revenues, SG&A expenses were 22.8% for the nine months ended September 30, 2011, a decrease of 4.5% from 27.3% for the same nine month period in 2010, primarily as a result of the nine month period ended September 30, 2011 increase in total revenues compared to the same period last year.
     Other Income (Expense). For the nine month period ended September 30, 2011, our net other expenses decreased approximately $0.6 million to $21.0 million compared to $21.6 million for the same nine month period in 2010. The decrease was the result of a $0.2 million decrease in interest expense to $21.6 million for the nine month period ended September 30, 2011 compared to $21.8 million for the same nine month period in 2010. Miscellaneous other income increased approximately $0.5 million compared to the nine month period ended September 30, 2010.
     Income Taxes. We recorded income tax expense of $0.4 million for the nine month period ended September 30, 2011 compared to an income tax benefit of approximately $13.4 million for the nine month period ended September 30, 2010. Our effective income tax rate for the nine month period ended September 30, 2011 was 29.6% compared to 36.8% for the same nine month period in 2010. The decrease in our effective tax rate was primarily the result of a favorable increase in permanent differences related to tax deductible goodwill. The amount of unrecognized tax benefits increased by $0.1 million from $6.5 million to $6.6 million for the nine month period ended September 30, 2011. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2011 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources
     Cash flow from operating activities. For the nine month period ended September 30, 2011, our cash provided by our operating activities was $16.9 million. Our reported net income of $1.1 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $64.7 million. These cash flows from operating activities were also positively impacted by a $3.2 million decrease in prepaid expenses and other assets and a $1.6 million decrease in accounts payable. Offsetting these positive cash flows were an increase of $33.0 million in net inventories, a $12.1 million decrease in manufacturing flooring plans payable, a $4.7 million decrease in accrued expenses payable and other liabilities and a $2.8 million decrease in net receivables.
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
     Cash flow from investing activities. For the nine months ended September 30, 2011, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $54.3 million. This was a result of purchases of rental and non-rental equipment totaling $102.6 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $48.3 million.
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
     Cash flow from financing activities. For the nine month period ended September 30, 2011, cash provided by our financing activities was approximately $13.2 million, which included net borrowings under our senior secured credit facility of $13.6 million. We purchased approximately $0.6 million of treasury stock for the nine month period ended September 30, 2011 and recognized $0.2 million of excess tax benefits associated with stock-based awards. Payments on capital lease obligations for the nine months ended September 30, 2011 were $0.1 million.
     For the nine month period ended September 30, 2010, cash used in our financing activities was approximately $4.4 million, representing payments of our notes payable and capital lease obligation and purchases of treasury stock of $1.2 million, $0.1 million and $0.2 million, respectively, and transactions costs of $2.9 million associated with our amended and restated senior secured credit.
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
     Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $40.0 million (as adjusted if the incremental facility is exercised). The credit facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40 million (as adjusted if the incremental facility is exercised). As of September 30, 2011, we were in compliance with our financial covenants under the senior secured credit facility.
     At September 30, 2011, the interest rate on the senior secured credit facility was based on a 3.25% U.S. Prime Rate plus 175 basis points, or 5.0%. At October 31, 2011, we had $291.6 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.

Senior Unsecured Notes
     We currently have outstanding $250.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2016. The senior unsecured notes are guaranteed, jointly and severally, on an unsecured senior basis by all of our existing and future domestic restricted subsidiaries.
     We may redeem the senior unsecured notes at specified redemption prices plus accrued and unpaid interest and additional interest. In addition, if we experience a change of control, we will be required to make an offer to repurchase the senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest.
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
     The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2011 were approximately $118.4 million, including approximately $27.7 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2011 were approximately $12.0 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.
     To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. As of October 31, 2011, we had $291.6 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the index rate plus an applicable margin of 1.50% to 2.25%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.50% to 3.25%, depending on the leverage ratio, in the case of LIBOR revolving loans. At September 30, 2011, we had total borrowings under our senior secured credit facility of $13.6 million. A 1.0% increase in the interest rate on the senior secured credit facility would result in approximately a $0.1 million increase in interest expense on an annualized basis. At October 31, 2011, we had $291.6 million of available borrowings under our senior secured credit facility, net of $7.0 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of September 30, 2011 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2011, our current disclosure controls and procedures were effective.
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

     Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities
     On June 30, 2011, 25,682 shares of non-vested stock that were issued in 2008 vested at $13.99 per share. On July 12, 2011, holders of those vested shares returned 5,290 shares of common stock to the Company as payment for their respective employee withholding taxes. This resulted in an addition of 5,290 shares to Treasury Stock.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.

Item 6. Exhibits.

10.1 *	Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	- Filed herewith.

**	- Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.
Dated: November 3, 2011	By:	/s/ John M. Engquist
John M. Engquist
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2011	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1*	Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	- Filed herewith.

**	- Furnished herewith.