Form 10-K
period 2011-12-31
H&E Equipment Services, Inc.
filed 2012-03-02
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $401,102,911 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 28, 2012, there were 35,084,737 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2011.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America, as well as the depth and duration of the recent macroeconomic downturn and related decreases in construction and industrial activities, which may significantly affect our revenues and operating results;

•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;

•	relationships with equipment suppliers;

•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;

•	our indebtedness;

•	risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under Item 1A—Risk Factors or elsewhere in this Annual Report on Form 10-K.

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

By providing rental, sales, parts, repair and maintenance functions under one roof, we offer our customers a one-stop solution for their equipment needs. This full-service approach provides us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, new and used equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enables us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we have developed throughout our history as an integrated services company provide us with a competitive advantage over rental-focused companies and equipment distributors. In addition, our focus on four core categories of heavy construction and industrial equipment enables us to offer specialized knowledge and support to our customers. For the year ended December 31, 2011, we generated total revenues of approximately $720.6 million. The pie charts below illustrate a breakdown of our revenues and gross profit (loss) for the year ended December 31, 2011 by business segment (see note 17 to our consolidated financial statements for further information regarding our business segments):

We have operated, through our predecessor companies, as an integrated equipment services company for approximately 51 years and have built an extensive infrastructure that as of February 28, 2012 includes 65 full-service facilities located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Products and Services

Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2011, consisted of 17,538 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $736.6 million and an average age of approximately 43.3 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.

New Equipment Sales. We sell new heavy construction and industrial equipment in all four core equipment categories, and are a leading U.S. distributor for nationally recognized suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, and Doosan/Bobcat. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. Our new equipment sales operation is a source of new customers for our parts sales and service support activities, as well as for used equipment sales.

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2011, approximately 74.2% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and service business for us.

Parts Sales. We sell new and used parts to customers and also provide parts to our own rental fleet. We maintain an extensive in-house parts inventory in order to provide timely parts and service support to our customers as well as to our own rental fleet. In addition, our parts operations enable us to maintain a high-quality rental fleet and provide additional product support to our end users.

Service Support. We provide maintenance and repair services for our customers’ owned equipment and to our own rental fleet. In addition to repair and maintenance on an as-needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We devote significant resources to training our technical service employees and over time, we have built a full-scale services infrastructure that we believe would be difficult for companies without the requisite resources and lead time to effectively replicate.

In addition to our principal business activities mentioned above, we provide ancillary equipment support activities including transportation, hauling, parts shipping and loss damage waivers.

Industry Background

Although there has been some consolidation within the industry, including the recent announcement that United Rentals had entered into an agreement to acquire Rental Services Corporation, the U.S. construction equipment distribution industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, and demand for rental equipment and has been adversely affected by the recent economic downturn and the related decline in construction and industrial activities. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of rental equipment companies include United Rentals, Rental Service Corporation, Sunbelt Rentals and Hertz Equipment Rental. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies, which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment services company, we rent, sell and provide parts and service support. Although many of the historically pure equipment rental companies also provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our service and sales staff provides.

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

Complementary, High Margin Parts and Service Operations.    Our parts and service businesses allow us to maintain our rental fleet in excellent condition and to offer our customers high-quality rental equipment. Our after-market parts and service businesses together provide us with a high-margin revenue source that has proven to be relatively stable throughout a range of economic cycles.

Specialized, High-Quality Equipment Fleet. Our focus on four core types of heavy construction and industrial equipment allows us to better provide the specialized knowledge and support that our customers demand when renting and purchasing equipment. These four types of equipment are attractive because they have a long useful life, high residual value and generally strong industry demand.

Well-Developed Infrastructure. We have built an infrastructure that as of February 28, 2012 included a network of 65 full-service facilities, and a workforce that included a highly-skilled group of approximately 532 service technicians and an aggregate of 199 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.

Leading Distributor for Suppliers. We are a leading U.S. distributor for nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu and Doosan/Bobcat. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs.

Customized Information Technology Systems. Our information systems allow us to actively manage our business and our rental fleet. We have a customer relationship management system that provides our sales force with real-time access to customer and sales information. In addition, our enterprise resource planning system implemented in 2010 expands our ability to provide more timely and meaningful information to manage our business.

Experienced Management Team. Our senior management team is led by John M. Engquist, our President and Chief Executive Officer, who has approximately 37 years of industry experience. Our senior and regional managers have an average of approximately 23 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.

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

History

Through our predecessor companies, we have been in the equipment services business for approximately 51 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

We completed, effective as of September 1, 2007, the acquisition of all of the outstanding capital stock of J.W. Burress, Incorporated (now known as H&E Equipment Services (Mid-Atlantic), Inc.) (“Burress” or the “Burress Acquisition”). Prior to the acquisition, Burress was a privately-held company operating primarily as a distributor in the construction and industrial equipment markets out of 12 locations in four states in the Mid-Atlantic region of the United States.

Customers

We serve approximately 29,800 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2011, no single customer accounted for more than 1.7% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 8.8% of our total revenues in 2011.

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

While our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including industry publications, direct mail campaigns, the Yellow Pages and our Company website at www.he-equipment.com.

Suppliers

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 64% of our new equipment and rental fleet from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) during the year ended December 31, 2011. These relationships improve our ability to negotiate equipment acquisition pricing. We are also a leading U.S. distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Doosan/Bobcat and Grove/Manitowoc. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and service that in many cases are covered under the manufacturer’s warranty. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

Equipment sales cycles are also subject to some seasonality with the peak selling period occurring during the spring season and extending through the summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and service support. Although there has been some consolidation within the equipment industry, including the recent announcement that United Rentals had entered into an agreement to acquire Rental Services Corporation, the equipment industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals, Rental Services Corporation, Sunbelt Rentals and Hertz Equipment Rental) or equipment dealers (for example, Finning and Toromont) to small, independent businesses with a limited number of locations.

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

Employees

As of December 31, 2011, we had approximately 1,646 employees. Of these employees, 625 are salaried personnel and 1,021 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to two branch locations cover approximately 67 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

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

Our business could be adversely affected by declines in construction and industrial activities, or a downturn in the economy in general, which could lead to decreased demand for equipment, depressed equipment rental rates and lower sales prices, resulting in a decline in our revenues, gross margins and operating results.

Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activities, or the economy in general, may lead to a decrease in the demand for equipment or depress rental rates and the sales prices for our equipment. Our business may also be negatively impacted, either temporarily or long-term, by:

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

Weakness or deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet. Most recently, during fiscal years 2009 and 2010, the economic downturn and related economic uncertainty, combined with weakness in the construction industry and a decrease in industrial activity, resulted in a significant decrease in the demand for our new and used equipment and depressed equipment rental rates, which resulted in decreased revenues and lower gross margins realized on our equipment rentals and on the sale of our new and used inventory during those periods.

The inability to forecast trends accurately may have an adverse impact on our business and financial condition.

An economic downturn or economic uncertainty makes it difficult for us to forecast trends, which may have an adverse impact on our business and financial condition. The recent economic downturn — which included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may enter into a prolonged recessionary period — limited our ability, as well as the ability of our customers and our suppliers, to accurately forecast future product demand trends. Uncertainty regarding future product demand could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market shares.

Unfavorable conditions or disruptions in the capital and credit markets may adversely impact business conditions and the availability of credit.

Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. Additionally, unfavorable market conditions may depress demand for our products and services or make it difficult for our customers to obtain financing and credit on reasonable terms. Unfavorable market conditions also may cause more of our customers to be unable to meet their payment obligations to us, increasing delinquencies and credit losses. If we are unable to manage credit risk adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase aove historical levels and our operating results would be adversely affected. Delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions. Moreover, our suppliers may be adversely impacted by unfavorable capital and credit markets, causing disruption or delay of product availability. These events could negatively impact our business, financial position, results of operations and cash flows.

In addition, if the financial institutions that have extended line of credit commitments to us are adversely affected by the conditions of the capital and credit markets, they may be unable to fund borrowings under those credit commitments, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, acquisitions, capital expenditures and other corporate purposes.

We have, and may incur, significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.

We have a significant amount of indebtedness and may incur additional indebtedness. As of December 31, 2011, our total indebtedness was $268.7 million, consisting of the $250.0 aggregate amounts outstanding under our senior unsecured notes, $16.1 million outstanding under our senior secured credit facility and $2.6 million of capital lease obligations. Although the indenture for our senior unsecured notes limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indenture does not impose any limitation on our incurrence of certain liabilities that are not considered “Indebtedness” under the indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “Unrestricted Subsidiaries” under the indenture.

At December 31, 2011, we had $16.1 million in outstanding borrowings under our senior secured credit facility and had $296.9 million of borrowing availability, net of $7.0 million of outstanding letters of credit. At February 28, 2012, we had $18.1 million of outstanding borrowings under our senior secured credit facility and had borrowing availability under the senior secured credit facility of $295.4 million, net of $6.5 million of outstanding letters of credit, and we may be able to incur additional other liabilities. All borrowings under the senior secured credit facility as well as letters of credit outstanding under the senior secured credit facility are first-priority secured debt and effectively senior to our senior unsecured notes. Additionally, our senior unsecured notes are effectively subordinated to our capital lease obligations and our obligations under $58.3 million of first-priority secured manufacturer floor plan financings (to the extent of the value of their collateral).

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

To service our indebtedness, we will require a significant amount of cash. Our ability to pay interest and principal in the future on our indebtedness and to fund our capital expenditures and acquisitions will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and the availability of capital, as well as financial, business and other factors, some of which are beyond our control.

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

The operating and financial restrictions and covenants in our debt agreements, including the senior secured credit facility and the indenture governing our senior unsecured notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facility requires us to maintain a minimum fixed charge coverage ratio (as defined therein) and a maximum total leverage ratio (as defined therein), in each case, in the event that our excess borrowing availability is below $40 million. Our borrowing availability under the senior secured credit facility as of December 31, 2011 was $296.9 million, net of $7.0 million of letters of credit outstanding. The imposition of the minimum fixed charge coverage ratio and maximum total leverage ratio may require that we limit our permitted capital expenditures, take action to reduce debt or act in a manner contrary to our business objectives. In addition, the senior secured credit facility and the indenture governing the senior unsecured notes contain certain covenants that, among other things, restrict our and our restricted subsidiaries’ ability to:

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

The market price of our common stock has been and may continue to be subject to significant fluctuations in response to general economic changes and other factors including, but not limited to:

•	variations in our quarterly operating results or results that vary from investor expectations;

•	changes in the strategy and actions taken by our competitors, including pricing changes;

•	securities analysts’ elections to discontinue coverage of our common stock, changes in financial estimates by analysts or a downgrade of our common stock or of our sector by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	investor perceptions of us and the equipment rental and distribution industry; and

•	national or regional catastrophes or circumstances and natural disasters, hostilities and acts of terrorism.

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

The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of availability, quality, reliability, delivery and price. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates or sales prices. The recent market downturn and increased competitive pressures in 2009 and 2010 caused us to significantly reduce our rates to maintain market share, resulting in lower operating margins and profitability. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.

We purchase a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business, as we may be unable to obtain adequate or timely rental and sales equipment.

We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2011, we purchased approximately 64% of our rental and sales equipment from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

Our suppliers of new equipment may appoint additional distributors, sell directly or unilaterally terminate our distribution agreements, which could have a material adverse effect on our business due to a reduction of, or inability to increase, our revenues.

We are a distributor of new equipment and parts supplied by leading, nationally-known OEMs. Under our distribution agreements with these OEMs, manufacturers retain the right to appoint additional dealers and sell directly to national accounts and government agencies. We have both written and oral distribution agreements with our new equipment suppliers. Under our oral agreements with the OEMs, we operate under our established course of dealing with the supplier and are subject to the applicable state law regarding such relationship. In most instances, the OEM’s may appoint additional distributors, elect to sell to customers directly or unilaterally terminate their distribution agreements with us at any time without cause. Any such actions could have a material adverse effect on our business, financial condition and results of operations due to a reduction of, or an inability to increase, our revenues.

The cost of new equipment that we sell or purchase for use in our rental fleet may increase and therefore we may spend more for such equipment. In some cases, we may not be able to procure new equipment on a timely basis due to supplier constraints.

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

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2011, we sold used equipment from our rental fleet at an average selling price of approximately 141.9% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse affect on our business, financial condition, results of operations or cash flows.

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

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability. Future acquisitions may result in significant transaction expenses and we may involve significant costs. We may experience integration and consolidation risks associated with future acquisitions.

An important element of our growth strategy is to selectively pursue on an opportunistic basis acquisitions of additional businesses. The success of this element of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations.

We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements.

We also cannot assure you that we will be able to identify attractive start-up locations. Opening start-up locations may involve significant costs and limit our ability to expand our operations. Start-up locations may involve risks associated with entering new markets and we may face significant competition.

We may not have sufficient management, financial and other resources to integrate and consolidate any future acquisitions. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses we acquire could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business. Furthermore, general economic conditions or unfavorable global capital and credit markets could affect the timing and extent to which we successfully acquire new businesses, which could impede our revenues and profitability.

We may not be able to facilitate our growth strategy by identifying and opening attractive start-up locations, which could impede our revenues and profitability.

An important element of our growth strategy is to selectively identify and implement start-up locations in order to add new customers. The success of our growth strategy depends, in part, on identifying strategic start-up locations.

We also cannot assure you that we will be able to identify attractive start-up locations. Opening start-up locations may involve significant costs and limit our ability to expand our operations. Start-up locations may involve risks associated with entering new markets and we may face significant competition.

We may not have sufficient management, financial and other resources to successfully operate new locations. Any significant diversion of management’s attention or any major difficulties encountered in the locations that we open in the future could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business. Furthermore, general economic conditions or unfavorable global capital and credit markets could affect the timing and extent to which we open new start-up locations, which could impede our revenues and profitability.

We are dependent on key personnel. A loss of key personnel could have a material adverse effect on our business, which could result in a decline in our revenues and profitability.

Our senior and regional managers have an average of approximately 23 years of industry experience. Our branch managers have extensive knowledge and industry experience as well. Our success is dependent, in part, on the experience and skills of our management team. Competition for top management talent within our industry is generally significant. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely manner, we may be challenged to effectively manage our business and execute our strategy.

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

When we acquire a business, we record goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. At December 31, 2011, we had goodwill of approximately $34.0 million. In accordance with Accounting Standards Codification 350, Intangibles–Goodwill & Other, we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test. In connection with our annual impairment test as of October 1, 2009, and as further discussed in note 2 to the consolidated financial statements included herein, we recorded a non-cash goodwill impairment of $9.0 million.

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

We currently have approximately 67 employees in Utah, a significant territory in our geographic footprint, who are covered by collective bargaining agreements and approximately 1,579 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

We have operations throughout the United States, which exposes us to multiple state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.

Our 65 branch locations in the United States are located in 22 different states, which exposes us to a host of different state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and generally otherwise impact our operations in adverse ways.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of February 28, 2012, we had a network of 65 full-service facilities, serving approximately 29,800 customers across 22 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States.

In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 65 total facilities, we own 9 of our locations and lease 56 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama		Mississippi
Birmingham	Leased	Jackson	Leased
Huntsville	Leased	Montana
Arizona		Billings	Leased
Phoenix	Leased	Belgrade	Leased
Tucson	Leased	Missoula	Leased
Arkansas		New Mexico
Little Rock	Owned	Albuquerque	Leased
Springdale	Owned	Nevada
California		Las Vegas	Leased
Bakersfield	Leased	Reno	Leased
La Mirada	Leased	North Carolina
Sacramento	Leased	Arden	Leased
San Diego	Leased	Burlington	Leased
Santa Fe Springs	Owned	Charlotte(2)	Leased(2)
Fontana	Leased	Raleigh	Leased
Colorado		Winston-Salem	Leased
Denver	Leased	Oklahoma
Colorado Springs	Leased	Oklahoma City	Leased
Florida		Tulsa	Leased
Fort Myers	Leased	South Carolina
Orlando	Leased	Columbia	Leased
Pompano Beach	Leased	Greenville	Leased
Tampa	Leased	Tennessee
Georgia		Memphis	Leased
Atlanta	Leased	Nashville	Leased
Idaho		Texas
Boise	Leased	Austin	Leased
Coeur D’Alene	Leased	Corpus Christi	Leased
Louisiana		Dallas(2)	Leased(1) Owned(1)
Alexandria	Leased	Houston(2)	Leased(2)
Baton Rouge	Leased	San Antonio	Owned
Belle Chasse	Leased	Utah
Gonzales	Leased	Salt Lake City	Leased
Kenner	Owned	St. George	Leased
Lafayette	Leased	Virginia
Lake Charles	Leased	Norfolk	Leased
Shreveport(2)	Leased(2)	Ashland	Owned
Maryland		Roanoke	Owned
Baltimore(2)	Leased(1) Owned(1)	Warrenton	Leased
Washington
		Pasco	Leased

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately seven to 96 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 200 people. Our corporate headquarters are located in four separate locations in Baton Rouge, Louisiana, where we occupy a total of approximately 31,232 square feet under four separate leases that extend through varying dates ending October 10, 2013. We are currently constructing a new corporate office facility in Baton Rouge, which will consolidate our corporate headquarters at one location, except for our computer network operations center, which will remain in its current location. We expect to move into the corporate facility in the third quarter of 2012.

Item 3.    Legal Proceedings

From time to time, we are involved in various claims and legal actions arising in the ordinary course of our business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low closing sale prices per share for our common stock as reported by Nasdaq for the years ended December 31, 2011 and 2010.

	High	Low
Year ended December 31, 2010
First quarter	$11.55	$9.15
Second quarter	12.51	7.49
Third quarter	9.80	6.78
Fourth quarter	12.14	7.54
Year ended December 31, 2011
First quarter	$19.56	$11.54
Second quarter	20.13	12.51
Third quarter	14.61	7.50
Fourth quarter	14.32	7.17

Holders

On February 28, 2012, we had 184 stockholders of record of our common stock.

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

Performance Graph

The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc. common stock beginning on December 31, 2006 and for each subsequent quarter period end through and including December 31, 2011, with the cumulative return of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc., RSC Holdings, Inc., Hertz Global Holdings, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. RSC Holdings, Inc. is only included in the peer group beginning on May 23, 2007, the date its initial public offering was priced for initial sale.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices on December 31, 2006. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. No cash dividends have been declared on our common stock. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
H&E Equipment Services, Inc	$100.00	$76.22	$31.13	$42.39	$46.71	$54.18
Russell 2000 Index	100.00	98.43	65.18	82.89	105.14	100.75
Peer Group	100.00	100.83	43.43	70.22	102.33	96.09

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

Issuer Purchases of Equity Securities

There were no stock repurchases or other purchases of equity securities by the Company during the fourth quarter ended December 31, 2011.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007(1)
	(Amounts in thousands, except per share amounts)
Statement of operations data(2):
Revenues:
Equipment rentals	$228,038	$177,970	$191,512	$295,398	$286,573
New equipment sales	220,211	167,303	208,916	374,068	355,178
Used equipment sales	85,347	62,286	86,982	160,780	148,742
Parts sales	94,511	86,686	100,500	118,345	102,300
Services revenues	53,954	49,629	58,730	70,124	64,050
Other	38,490	30,280	33,092	50,254	46,291

Total revenues	720,551	574,154	679,732	1,068,969	1,003,134

Cost of revenues:
Rental depreciation	86,781	78,583	87,902	104,311	94,211
Rental expense	46,599	40,194	42,086	49,481	45,374
New equipment sales	196,152	150,665	183,885	324,472	307,897
Used equipment sales	65,042	48,269	70,305	121,956	112,351
Parts sales	69,222	63,902	72,786	83,561	71,791
Services revenues	21,024	18,751	21,825	25,324	23,076
Other	43,028	37,851	35,445	49,824	42,394

Total cost of revenues	527,848	438,215	514,234	758,929	697,094

Gross profit (loss):
Equipment rentals	94,658	59,193	61,524	141,606	146,988
New equipment sales	24,059	16,638	25,031	49,596	47,281
Used equipment sales	20,305	14,017	16,677	38,824	36,391
Parts sales	25,289	22,784	27,714	34,784	30,509
Services revenues	32,930	30,878	36,905	44,800	40,974
Other	(4,538)	(7,571)	(2,353)	430	3,897

Total gross profit	192,703	135,939	165,498	310,040	306,040

Selling, general and administrative expenses(3)	153,354	148,277	144,460	181,037	165,048
Impairment of goodwill and intangible assets(4)	—	—	8,972	22,721	—
Gain from sales of property and equipment, net	793	443	533	436	469

Income (loss) from operations	40,142	(11,895)	12,599	106,718	141,461

Other income (expense):
Interest expense(5)	(28,727)	(29,076)	(31,339)	(38,255)	(36,771)
Loss on early extinguishment of debt(6)	—	—	—	—	(320)
Other, net	726	591	619	934	1,045

Total other expense, net	(28,001)	(28,485)	(30,720)	(37,321)	(36,046)

Income (loss) before income taxes	12,141	(40,380)	(18,121)	69,397	105,415
Income tax provision (benefit)	3,215	(14,920)	(6,178)	26,101	40,789

Net income (loss)	$8,926	$(25,460)	$(11,943)	$43,296	$64,626

Net income (loss) per common share:
Basic	$0.26	$(0.73)	$(0.35)	$1.22	$1.70

Diluted	$0.26	$(0.73)	$(0.35)	$1.22	$1.70

Weighted average common shares outstanding:
Basic	34,759	34,668	34,607	35,575	38,065

Diluted	34,887	34,668	34,607	35,583	38,065

	For the Year Ended December 31,
	2011	2010	2009	2008	2007(1)
	(Amounts in thousands)
Other financial data:
Depreciation and amortization(7)	$99,398	$92,266	$99,293	$117,677	$104,281
Statement of cash flows:
Net cash provided by operating activities	60,385	17,938	72,901	120,467	104,094
Net cash provided by (used in) investing activities	(80,928)	(29,669)	37,900	(36,675)	(188,647)
Net cash provided by (used in) financing activities	15,609	(4,456)	(76,731)	(87,288)	90,012

	As of December 31,
	2011	2010	2009	2008	2007(1)
	(Amounts in thousands)
Balance sheet data:
Cash	$24,215	$29,149	$45,336	$11,266	$14,762
Rental equipment, net	450,877	426,637	437,407	554,457	577,628
Goodwill(4)	34,019	34,019	34,019	42,991	54,731
Deferred financing costs, net	5,640	7,027	5,545	6,964	8,628
Intangible assets, net(8)	66	429	988	1,579	10,642
Total assets	753,305	734,421	763,084	966,634	1,012,853
Total debt(9)	268,660	252,754	254,110	330,584	374,951
Stockholders’ Equity	264,207	254,250	278,882	290,207	288,078

(1)

Our operating results for the year ended December 31, 2007 included the operating results of H&E Equipment Services (Mid-Atlantic) as of September 1, 2007, the date of our acquisition of J.W. Burress, Incorporated.

(2)	See note 17 to the consolidated financial statements discussing segment information.
(3)

Stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 totaled $1.3 million, $1.0 million, $0.7 million, $1.5 million and $1.3 million, respectively.

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

(5)

Interest expense is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest comprised of amortization of deferred financing costs and accretion of loan discounts.

(6)

On July 31, 2007, we redeemed with available cash on hand all of the remaining $4.5 million in aggregate principal amount outstanding of the senior secured notes. In connection with the transaction, we recorded a loss on the early extinguishment of debt on the 2007 transaction of approximately $0.3 million.

(7)	Excludes amortization of deferred financing costs and accretion of loan discounts, which are both included in interest expense.
(8)	We recorded a $6.8 million impairment, or $4.2 million after tax, in 2008 related to our customer relationships intangible asset.
(9)

Total debt represents the amounts outstanding, as applicable for the periods presented, under the senior secured credit facility, senior secured notes, senior subordinated notes, senior unsecured notes, notes payable and capital leases.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2011, and its results of operations for the year ended December 31, 2011, and should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

As of February 28, 2012, we operated 65 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 51 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

We expanded our operations into California and the Mid-Atlantic region of the United States through our acquisitions of Eagle High Reach Equipment, Inc. (now known as H&E California Holdings, Inc.) and its subsidiary, Eagle High Reach Equipment, LLC (now known as H&E Equipment Services (California) LLC) and J.W. Burress, Incorporated (now known as H&E Equipment Services (Mid-Atlantic), Inc.) in 2006 and 2007.

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

You can read more about our business segments under Item 1—Business and in note 17 of the consolidated financial statements in this Annual Report on Form 10-K.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year ended December 31, 2011, approximately 31.7% of our total revenues were attributable to equipment rentals, 30.6% of our total revenues were attributable to new equipment sales, 11.8% were attributable to used equipment sales, 13.1% were attributable to parts sales, 7.5% were attributable to our service revenues and 5.3% were attributable to non-segmented other revenues.

The pie charts below illustrate a breakdown of our revenues and gross profit (loss) for the year ended December 31, 2011 by business segment (see note 17 to our consolidated financial statements for further information regarding our business segments):

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2011, our total cost of revenues was approximately $527.8 million. Our operating expenses consist principally of selling, general and administrative expenses. For the year ended December 31, 2011, our selling, general and administrative expenses were $153.4 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

We are also subject to federal and state income taxes. Our Federal Tax Returns for the tax years 2005 through 2009 are currently under examination by the Internal Revenue Service (“IRS”) due to a net operating loss carryback. Accordingly, we may incur additional tax expense based on probable outcomes of such matters.We currently do not expect any material adjustment resulting from the IRS examination.

Cost of Revenues:

Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving over a five year estimated useful life with a 25% salvage value, and industrial lift trucks over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives assigned to rental equipment.

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

Selling, General and Administrative Expenses:

Our selling, general and administrative (“SG&A”) expenses include sales and marketing expenses, payroll and related benefit costs, insurance expenses, legal and professional fees, rent and other occupancy costs, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with intangible assets. These expenses are not generally allocated to our reportable segments.

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior secured credit facility, senior unsecured notes due 2016 and our capital lease obligations. See note 8 to the consolidated financial statements for further information on our senior unsecured notes. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. See note 6 to the consolidated financial statements for further information on our manufacturer flooring plans payable. Non-cash interest expense related to the amortization cost of deferred financing costs is also included in interest expense.

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

Rental Fleet

A significant portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2011 was $450.9 million, or approximately 59.9% of our total assets. Our rental fleet as of December 31, 2011, consisted of 17,538 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $736.6 million. As of December 31, 2011, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	12,274	70.0%	$443.2	60.2%	50.7
Cranes	358	2.0%	96.5	13.1%	40.2
Earthmoving	1,806	10.3%	149.4	20.3%	26.8
Industrial Lift Trucks	571	3.3%	20.5	2.8%	27.7
Other	2,529	14.4%	27.0	3.6%	23.4

Total	17,538	100.0%	$736.6	100.0%	43.3

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

The original acquisition cost of our gross rental fleet increased by approximately $51.5 million, or 7.5%, for the year ended December 31, 2011, due to equipment rental purchases in response to improved equipment time utilization from the increase in demand. The average age of our rental fleet equipment increased by approximately 0.2 months for the year ended December 31, 2011.

Our average rental rates for the year ended December 31, 2011 were 5.2% higher than the comparative year ended December 31, 2010 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the year ended December 31, 2011 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 48 of this Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2011, 2010 and 2009 were 0.4%, 0.6% and 0.5%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

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

The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2011 was $86.8 million. For the year ended December 31, 2011, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or Aerial Work Platforms	Cranes	Earth- moving	Industrial Lift Trucks	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2011
Depreciation expense for the year ended December 31, 2011	$44.9	$10.6	$24.1	$2.8	$4.4	$86.8
Increase of 2 years in useful life	35.8	7.6	16.5	2.1	4.3	66.3
Decrease of 2 years in useful life	53.8	11.4	38.5	3.8	4.4	111.9

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. As noted in this sensitivity table, in general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $10.2 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $12.5 million.

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

Purchase Price Allocation. We have made significant acquisitions in the past and we may make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 (“ASC 350”), Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 31, 2011, adjustments to fair value assessments have been recorded to goodwill over the purchase price allocation period (typically not exceeding 12 months).

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

In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these assets and liabilities generally approximate the carrying values reflected on the acquired entities balance sheets. However, when appropriate, we adjust these carrying values for factors such as collectibility and existence. The intangible assets that we have acquired generally consist primarily of the goodwill recognized. Depending upon the applicable purchase agreement and the particular facts and circumstances of the business acquired, we may identify other intangible assets, such as trade names or trademarks, non-compete agreements and customer-related intangibles (specifically, customer relationships). A trademark has a fair value equal to the present value of the royalty income attributable to it. The royalty income attributable to a trademark represents the hypothetical cost savings that are derived from owning the trademark instead of paying royalties to license the trademark from another owner. When specifically negotiated by the parties in the applicable purchase agreements, we base the value of non-compete agreements on the amounts assigned to them in the purchase agreements as these amounts represent the amounts negotiated in an arm’s length transaction. When not negotiated by the parties in the applicable purchase agreements, the fair value of non-compete agreements is estimated based on an income approach since their values are representative of the current and future revenue and profit erosion protection they provide. Customer relationships are generally valued based on an excess earnings or income approach with consideration to projected cash flows. We use an independent third party valuation firm to assist us with estimating the fair values of our acquired intangible assets.

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

As of December 31, 2011, our goodwill was comprised of the following carrying values of three reporting units (amounts in thousands):

Reporting Unit	Carrying Value at 12/31/11
Equipment Rentals Component 2	$20,427
Used Equipment Sales	6,712
Parts Sales	6,880

Total Goodwill	$34,019

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to first use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. Considerable judgment is required by management in using the qualitative approach under ASU 2011-08 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. As noted in note 2 to the consolidated financial statements, we adopted ASU 2011-08 in conjunction with our annual impairment test as of October 1, 2011. As a result of our adoption of this guidance, we performed a qualitative assessment and determined that it is more likely than not that the fair value of each of our reporting units is not less than its carrying value and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

Based upon improving macroeconomic conditions and positive trends within our industry and market, combined with recent positive operating results in comparison to prior periods and our internal forecasts, and with consideration of the cushion between the reporting unit’s fair value and carrying value from our most recent quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2011 valuation date and there was no goodwill impairment at October 1, 2011.

If the two-step goodwill test must be performed, we determine whether the fair value of our goodwill reporting units is greater than their carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. However, if the fair value of a reporting unit is less than its carrying value, then the second step of the impairment test is performed to determine the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss for the excess amount.

For purposes of performing the first step of the impairment test described above, we estimate the fair value of our reporting units using a discounted cash flow analysis and/or by applying various market multiples. The principal factors used in the discounted cash flow analysis are our internal projected results of operations, weighted average cost of capital (“WACC”) and terminal value assumptions.

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

Income Taxes. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date of that tax rate.

In accordance with ASC 740, the Company recognizes the effect of an income tax position only if it is more likely than not (a likelihood of greater than 50%) that such position will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our U.S. federal tax returns for 2005 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2007 and subsequent years. Accordingly, we may incur additional tax expense based on probable outcomes of such matters. Our Federal Tax Returns for the tax years 2005 through 2009 are currently under examination by the IRS. We currently do not expect any material adjustment resulting from the IRS examination.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

During the years ended December 31, 2010 and 2009, our revenues and gross profits/margins were negatively impacted by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins trended downward from the year ended December 31, 2006 through December 31, 2010, the rate of total gross profit margin decline was the most significant during the year ended December 31, 2009 and in the first quarter of 2010, as a result of the above factors. However, during the second, third and fourth quarters of 2010, as well as the 2011 fiscal year, our operating segments generally realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative quarterly basis. We cannot forecast with certainty whether these recent gross profit margin improvements are indicative of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any other declines, or whether our responses to any ongoing or future unfavorable business conditions will be meaningful in mitigating or reversing the gross profit margin declines for the foreseeable future.

Further deterioration in the non-residential construction industry and the industrial sectors we serve could result in declining revenues and gross profits/margins and may have a material adverse effect on our financial position, results of operations and cash flows in the future. During the recent economic downturn, we proactively responded to these unfavorable business factors through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or to branches in new markets where demand is higher; minimizing rental fleet capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using some of the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt. We believe that these measures strengthened our balance sheet by improving our cash position. We will continue to evaluate and respond to business conditions as appropriate. While we cannot predict the timing, duration or the impact of an economic recovery and/or improved conditions within the construction and industrial sectors, we believe that our efforts have positioned us to take advantage of future opportunities when a prolonged economic and business recovery occurs (see also Item 1A, “Risk Factors” above in this Annual Report on Form 10-K).

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

Revenues:
New equipment sales	$1,161
Used equipment sales	13,437	(1)
Parts sales	1,061
Service revenues	895	(2)

Total revenues	$16,554

Cost of revenues:
New equipment sales	$1,125
Used equipment sales	12,830	(1)
Parts sales	1,011

Total cost of revenues	14,966

Gross profit	$1,588

(1)	– Amounts include revenues and cost of revenues related to Yale® lift truck rental fleet assets of $12.7 million and $12.2 million, respectively.
(2)	– Represents the recognition of deferred revenue associated with the termination of related Yale® lift truck maintenance and repair contracts.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues.

	For the Year Ended		Total Dollar Increase	Total Percentage Increase
	December 31,
	2011	2010
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$228,038	$177,970	$50,068	28.1%
New equipment sales	220,211	167,303	52,908	31.6%
Used equipment sales	85,347	62,286	23,061	37.0%
Parts sales	94,511	86,686	7,825	9.0%
Services revenues	53,954	49,629	4,325	8.7%
Non-Segmented revenues	38,490	30,280	8,210	27.1%

Total revenues	$720,551	$574,154	$146,397	25.5%

Total Revenues. Our total revenues were $720.6 million for the year ended December 31, 2011 compared to $574.2 million for the year ended December 31, 2010, an increase of $146.4 million, or 25.5%. Revenues increased in all of our reportable segments and non-segmented revenues and are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2011 increased approximately $50.1 million, or 28.1%, to $228.0 million from $178.0 million in 2010. Rental revenues from aerial work platforms and earthmoving equipment increased approximately $31.8 million and $6.6 million, respectively, while rental revenues from aerial work platform equipment and other equipment increased $4.3 million and $5.5 million, respectively. Lift truck rental revenues increased $1.9 million. Our average rental rates for the year ended December 31, 2011 increased 5.2% compared to the year ended December 31, 2010.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2011 improved to approximately 31.7% compared to 26.7% in 2010, an increase of 5.0%. The increase in comparative rental equipment dollar utilization was the result of a 8.8% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), combined with an 5.2% increase in average rental rates in the comparative period. Rental equipment time utilization based on the number of rental equipment units available for rent was 66.2% for the year ended December 31, 2011 compared to 57.4% in 2010. Rental equipment time utilization as a percentage of original equipment cost was 69.7% for the year ended December 31, 2011 compared to 60.5% in 2010, an increase of 9.2%.

New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2011 increased $52.9 million, or 31.6%, to $220.2 million from $167.3 million in 2010. Sales of new cranes increased $38.1 million and sales of new earthmoving equipment increased $13.1 million, while other new equipment increased $4.0 million. These new equipment sales increases were partially offset by a decrease in sales of new aerial work platform equipment of $0.9 million and a $1.4 million decrease in sales of new lift trucks.

Used Equipment Sales Revenues. Our used equipment sales increased approximately $23.1 million, or 37.0%, to $85.3 million for the year ended December 31, 2011, from $62.3 million in 2010. Sales of used earthmoving equipment increased $17.4 million and used aerial work platform equipment increased $3.5 million. Used crane sales increased $1.8 million and used lift truck equipment sales increased $0.5 million. Sales of used other equipment decreased approximately $0.1 million.

Parts Sales Revenues. Our parts sales increased $7.8 million, or 9.0%, to $94.5 million for the year ended December 31, 2011 from $86.7 million in 2010. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the year ended December 31, 2011 increased $4.3 million, or 8.7%, to approximately $54.0 million from $49.6 million in 2010. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2011, our other revenues were approximately $38.5 million, an increase of $8.2 million, or 27.1%, from $30.3 million in 2010. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.

Gross Profit.

	For the Year Ended		Total Dollar Change Increase	Total Percentage Change Increase
	December 31,
	2011	2010
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$94,658	$59,193	$35,465	59.9%
New equipment sales	24,059	16,638	7,421	44.6%
Used equipment sales	20,305	14,017	6,288	44.9%
Parts sales	25,289	22,784	2,505	11.0%
Services revenues	32,930	30,878	2,052	6.6%
Non-Segmented revenues	(4,538)	(7,571)	3,033	40.1%

Total gross profit	$192,703	$135,939	$56,764	41.8%

Total Gross Profit. Our total gross profit was $192.7 million for the year ended December 31, 2011 compared to $135.9 million in 2010, an increase of $56.8 million, or 41.8%. Total gross profit margin for the year ended December 31, 2011 was 26.7%, an increase of 3.0% from the 23.7% gross profit margin for the same period in 2010. Gross profit (loss) and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2011 increased $35.5 million, or 59.9%, to $94.7 million from $59.2 million in 2010. The increase in equipment rentals gross profit was the result of a $50.1 million increase in rental revenues for the year ended December 31, 2011, which was partially offset by a $6.4 million increase in rental expenses and an $8.2 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2011 compared to 2010. As a percentage of equipment rental revenues, rental expenses were 20.4% for the year ended December 31, 2011 compared to 22.5% in 2010 and depreciation expense was 38.1% for the year ended December 31, 2011 compared to 44.2% for the same period in 2010.

Gross profit margin on equipment rentals for the year ended December 31, 2011 was approximately 41.5%, up 8.3% from 33.2% in 2010. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from improved utilization and higher average rental rates, combined with the decreases in depreciation expenses and rental expenses as a percentage of equipment rental revenues for the year ended December 31, 2011 compared to last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2011 increased $7.4 million, or 44.6%, to approximately $24.1 million compared to $16.6 million in 2010 on a total new equipment sales increase of $52.9 million. Gross profit margin on new equipment sales for the year ended December 31, 2011 was 10.9%, an increase of 1.0% from 9.9% in 2010, reflecting primarily improved margins on new crane sales in the current year period.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2011 increased $6.3 million, or 44.9%, to $20.3 million from $14.0 million in 2010 on a used equipment sales increase of $23.1 million. Gross profit margin on used equipment sales for the year ended December 31, 2011 was 23.8%, up 1.3% from 22.5% in 2010, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 74.2% and 76.4% of our used equipment sales for years ended December 31, 2011 and 2010, respectively, were approximately 141.9% of net book value for the year ended December 31, 2011 compared to 137.2% for the same period in 2010.

Parts Sales Gross Profit. For the year ended December 31, 2011, our parts sales revenue gross profit increased approximately $2.5 million, or 11.0%, to $25.3 million from $22.8 million in 2010 on a $7.8 million increase in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2011 was 26.8%, an increase of 0.5% from 26.3% in 2010, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the year ended December 31, 2011, our services revenues gross profit increased approximately $2.1 million, or 6.6%, to $32.9 million from $30.9 million in 2010. Gross profit margin on services for the year ended December 31, 2011 was 61.0%, down 1.2% from 62.2% in 2010 as a result of service revenues mix.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues realized a gross loss of $4.5 million for the year ended December 31, 2011 compared to a gross loss of $7.6 million in 2010. On a gross margin basis, the margin of gross loss improved to a gross loss margin of 11.8% from 25.0%, primarily reflective of the $8.2 million improvement in non-segmented other revenues. Gross loss margin improved to less than 3% in the second half of 2011.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $5.1 million, or 3.4%, to $153.4 million for the year ended December 31, 2011 compared to $148.3 million for the year ended December 31, 2010. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $5.7 million as a result of higher salaries, wages and payroll taxes primarily from an increase from commission and incentive pay that resulted from higher rental and sales revenues. Stock-based compensation expense was $1.3 million for the year ended December 31, 2011 compared to $1.0 million in 2010. Facility related expenses, which includes rent, fuel and utilities, increased $1.1 million. These increases were partially offset by a $2.0 million decrease in legal and professional fees. As a percent of total revenues, SG&A expenses were 21.3% for the year ended December 31, 2011, a decrease of 4.5% from 25.8% in 2010, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the year ended December 31, 2011, our net other expenses decreased $0.5 million to $28.0 million compared to $28.5 million in 2010. The decrease was substantially due to a $0.3 million net decrease in interest expense to approximately $28.7 million for the year ended December 31, 2011 compared to $29.1 million in 2010. Miscellaneous other income increased approximately $0.1 million for the year ended December 31, 2011 compared to 2010. The net decrease in interest expense is primarily the result of a $1.4 million decrease in interest expense related to our manufacturing flooring plans payable only partially offset by a $1.1 million increase in interest expense related to our senior secured credit facility. We incurred approximately $3.1 in interest expense for the year ended December 31, 2011 related to borrowings, commitment fees, letter of credit fees and amortization of deferred financing costs. Although we had no borrowings under our senior secured credit facility for the year ended December 31, 2010, we incurred approximately $2.0 million in interest costs related to the amortization of deferred financing costs, commitment fees and letter of credit fees. The decrease in interest expense related to manufacturing flooring plans payable is due to lower levels of floor plan financings during the year ended December 31, 2011 compared to 2010.

Income Taxes. We recorded income tax expense of $3.2 million for the year ended December 31, 2011 compared to an income tax benefit of $14.9 million for the year ended December 31, 2010. Our effective income tax rate for the year ended December 31, 2011 was 26.5% compared to approximately 37.0% for the year ended December 31, 2010. The decrease in our effective tax rate was primarily the result of an increase in favorable permanent differences. The amount of unrecognized tax benefits increased by $0.2 million from $6.5 million to $6.7 million during the year ended December 31, 2011. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2011 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues.

	For the Year Ended		Total Dollar Decrease	Total Percentage Decrease
	December 31,
	2010	2009
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$177,970	$191,512	$(13,542)	(7.1)%
New equipment sales	167,303	208,916	(41,613)	(19.9)%
Used equipment sales	62,286	86,982	(24,696)	(28.4)%
Parts sales	86,686	100,500	(13,814)	(13.7)%
Services revenues	49,629	58,730	(9,101)	(15.5)%
Non-Segmented revenues	30,280	33,092	(2,812)	(8.5)%

Total revenues	$574,154	$679,732	$(105,578)	(15.5)%

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

Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2010 decreased $13.5 million, or 7.1%, to $178.0 million from $191.5 million in 2009. Revenues from aerial work platforms decreased $11.9 million and cranes decreased $6.0 million. These decreases were due to lower demand resulting from the macroeconomic downturn, a downturn in construction and industrial activity and other factors as discussed above, which also negatively impacted our rental rates. Our average rental rates for the year ended December 31, 2010 declined 7.7% compared to last year. In addition, rental revenues from lift trucks decreased $5.5 million, primarily as a result of the Arnold Transaction. Partially offsetting these decreases in equipment rental revenues were a $6.9 million increase in earthmoving equipment rentals and a $3.0 million increase in other equipment rentals.

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

Gross Profit.

	For the Year Ended December 31,		Total Dollar Change Decrease	Total Percentage Change Decrease

	2010	2009
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$59,193	$61,524	$(2,331)	(3.8)%
New equipment sales	16,638	25,031	(8,393)	(33.5)%
Used equipment sales	14,017	16,677	(2,660)	(16.0)%
Parts sales	22,784	27,714	(4,930)	(17.8)%
Services revenues	30,878	36,905	(6,027)	(16.3)%
Non-Segmented gross loss	(7,571)	(2,353)	(5,218)	(221.8)%

Total gross profit	$135,939	$165,498	$(29,559)	(17.9)%

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

Income Taxes. We recorded an income tax benefit of $14.9 million for the year ended December 31, 2010 compared to an income tax benefit of $6.2 million for the same period in 2009. Our effective income tax rate for the year ended December 31, 2010 was approximately 37.0% compared to 34.1% for the year ended December 31, 2009. The lower effective tax rate for the year ended December 31, 2009 was the result of lower pre-tax income in relation to the permanent differences in 2009. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2010 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2011, the cash provided by our operating activities was $60.4 million. Our reported net income of $8.9 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $97.5 million. These cash flows from operating activities were also positively impacted by a $3.5 million decrease in prepaid expenses, a $4.6 million increase in accounts payable and a $2.5 million increase in accrued expenses payable. Offsetting these positive cash flows were an increase of $21.6 million in net inventories, a $16.7 million decrease in manufacturing flooring plans payable, and other liabilities and a $9.4 million increase in net receivables.

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

Cash Flow from Investing Activities. For the year ended December 31, 2011, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $80.9 million. This was a result of purchases of rental and non-rental equipment totaling $145.7 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $64.7 million.

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

Cash Flow from Financing Activities. For the year ended December 31, 2011, cash provided by our financing activities was approximately $15.6 million, which included net borrowings under our senior secured credit facility of $16.1 million. We purchased approximately $0.6 million of treasury stock for the year ended December 31, 2011 and recognized $0.3 million of excess tax benefits associated with stock-based awards. Payments on capital lease obligations for the year ended December 31, 2011 were approximately $0.2 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as agent, and the lenders named therein. On February 29, 2012, we amended the credit facility (the “Amendment”). The Amendment (i) permits the refinancing of the Company’s 8 3/8% senior unsecured notes due 2016 in an amount not less than $200.0 million and not greater than the outstanding principal amount of such notes at the time of such refinancing and with no amortization or final maturity prior to the date six months following the maturity of the Credit Agreement, (ii) extends the maturity date of the credit facility from July 29, 2015 to the earlier to occur of, inter alia, February 29, 2017, and, unless previously refinanced, the date that is six months prior to the maturity of the senior unsecured notes (giving effect to any extensions thereof), (iii) provides that the unused commitment fee margin will be either 0.50% or 0.375%, depending on the ratio of the average of the daily closing balances of the aggregate revolving loans, swing line loans and letters of credit outstanding during each month to the aggregate commitments for the revolving loans, swing line loans and letters of credit, (iv) lowers the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 1.00% to 1.50% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, (v) lowers the margin applicable to the letter of credit fee to between 2.00% and 2.50%, depending on the leverage ratio, and (vi) adds provisions whereby the Company represents that it, its subsidiaries and other related parties are in compliance with federal anti-terrorism laws and regulations.

The credit facility continues to provide, among other things, a $320.0 million senior secured asset based revolver, which includes a $30.0 million letter of credit facility and a $130.0 million incremental facility. In addition, the borrowers under the credit facility remain the same, the credit facility remains secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries continue to provide a guaranty of the obligations under the credit facility. The credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $40.0 million (as adjusted if the incremental facility is exercised). The credit facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40 million (as adjusted if the incremental facility is exercised). As of December 31, 2011, we were in compliance with our financial covenants under the senior secured credit facility.

At December 31, 2011, the interest rate on the senior secured credit facility was based on a 3.25% U.S. Prime Rate plus 175 basis points, or 5.0%. At February 28, 2012, we had $291.6 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit.

Senior Unsecured Notes

We currently have outstanding $250.0 million aggregate principal amount of 8 3/8% senior unsecured notes that are due in 2016. The senior unsecured notes are guaranteed, jointly and severally, on an unsecured senior basis by all of our existing and future domestic restricted subsidiaries.

We may redeem the senior unsecured notes at specified redemption prices plus accrued and unpaid interest and additional interest. In addition, if we experience a change of control, we will be required to make an offer to repurchase the senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest.

The indenture governing our senior secured notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidation; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. At February 28, 2012, we were in compliance with these covenants.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our senior secured credit facility. Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. In addition, we may use cash from working capital and/or borrowings under our senior secured credit facility should we repurchase Company securities. We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2011 were approximately $155.6 million, including approximately $28.4 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2011 were $18.4 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. As of February 28, 2012, we had $295.4 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit.

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

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2011.

	Payments Due by Year
	Total	2012	2013-2014	2015-2016	Thereafter
	(Amounts in thousands)
Senior unsecured notes payable	$250,000	$—	$—	$250,000	$—
Interest payments on senior unsecured notes (1)	104,687	20,937	41,875	41,875	—
Senior secured credit facility	16,055	—	—	16,055	—
Interest payments on senior secured credit facility (1)	8,197	2,287	4,575	1,335	—
Capital lease obligations (including interest) (2)	3,961	333	666	666	2,296
Operating leases (3)	85,395	11,851	18,588	13,643	41,313
Other long-term obligations (4)	58,383	24,996	33,387	—	—

Total contractual cash obligations (5)	$526,678	$60,404	$99,091	$323,574	$43,609

(1)	Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity. Interest on senior secured credit facility assumes the interest rate in effect at December 31, 2011 and includes the unused commitment fee.
(2)	This includes a capital lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the lease.
(3)	This includes total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.
(4)	Amounts include $58.3 million in manufacturer flooring plans payable, which is used to finance our purchases of inventory and rental equipment.
(5)	We had an unrecognized tax benefit of approximately $6.7 million at December 31, 2011. This liability is not included in the table above as approximately $6.6 million of this amount relates to federal income taxes and any liability subsequently determined and potentially assessed by the Internal Revenue Service would be offset against our Net Operating Losses for the related tax years and no cash payment would be required. The remaining $0.1 million relates to state income taxes and would require cash payments should the state taxing authorities determine and assess any tax liability with respect to the benefit.

As of December 31, 2011, we had a standby letter of credit issued under our senior secured credit facility totaling $7.0 million. On January 1, 2012, we amended and renewed that letter of credit for approximately $6.5 million for a one-year term, expiring on January 1, 2013.

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

Acquisitions and Start-up Facilities

We periodically engage in evaluations of potential acquisitions and start-up facilities. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms. For further information regarding our risks related to acquisitions, see Item 1A – Risk Factors of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to ASC 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and requires entities to allocate revenue in an arrangement containing more than one unit of accounting using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. We adopted the provisions of ASU 2009-13 effective January 1, 2011, and such adoption did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to first use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill impairment test must be performed. Otherwise, the two-step goodwill impairment test is not required. Entities are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2012 and earlier adoption is permitted. We adopted ASU 2011-08 in conjunction with our annual impairment test as of October 1, 2011. As a result of our adoption of this guidance, we performed a qualitative assessment and determined that it is more likely than not that the fair value of a reporting unit is not less than its carrying value and therefore, did not perform the prescribed two-step goodwill impairment test. See also Critical Accounting Policies above and note 2 to the consolidated financial statements for further information on goodwill impairment testing.

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance became effective for us on January 1, 2011 for impairment tests performed during fiscal 2011. We adopted the new disclosures in conjunction with our annual impairment test as of October 1, 2011. As we currently do not have any reporting units with a zero or negative carrying amount, the application of this guidance did not have an impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At December 31, 2011, we had total borrowings under our senior secured credit facility of $16.1 million. A 1.0% increase in the interest rate on the senior secured credit facility would result in approximately a $0.2 million increase in interest expense on an annualized basis. At February 28, 2012, we had $295.4 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of December 31, 2011 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8.  Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries

See note 16 to the consolidated financial statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a) (2) of this annual report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

March 2, 2012

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2011	2010
	(Amounts in thousands, except share amounts)
Assets
Cash	$24,215	$29,149
Receivables, net of allowance for doubtful accounts of $5,581 and $6,004, respectively	105,339	99,139
Inventories, net of reserves for obsolescence of $861 and $1,105, respectively	65,151	72,156
Prepaid expenses and other assets	5,223	8,679
Rental equipment, net of accumulated depreciation of $281,493 and $254,662, respectively	450,877	426,637
Property and equipment, net of accumulated depreciation and amortization of $62,050 and $53,941, respectively	62,775	57,186
Deferred financing costs, net of accumulated amortization of $11,844 and $10,456, respectively	5,640	7,027
Intangible assets, net of accumulated amortization of $722 and $3,050, respectively	66	429
Goodwill	34,019	34,019

Total assets	$753,305	$734,421

Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$16,055	$—
Accounts payable	63,006	58,437
Manufacturer flooring plans payable	58,318	75,058
Accrued expenses payable and other liabilities	38,490	35,999
Senior unsecured notes	250,000	250,000
Capital leases payable	2,605	2,754
Deferred income taxes	58,616	55,919
Deferred compensation payable	2,008	2,004

Total liabilities	489,098	480,171

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,808,941 and 38,699,666 shares issued at December 31, 2011 and 2010, respectively, and 35,084,737 and 35,029,804 shares outstanding at December 31, 2011 and 2010, respectively	387	386
Additional paid-in capital	210,695	209,111
Treasury stock at cost, 3,724,204 and 3,669,862 shares of common stock held at December 31, 2011 and 2010, respectively	(56,884)	(56,330)
Retained earnings	110,009	101,083

Total stockholders’ equity	264,207	254,250

Total liabilities and stockholders’ equity	$753,305	$734,421

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$228,038	$177,970	$191,512
New equipment sales	220,211	167,303	208,916
Used equipment sales	85,347	62,286	86,982
Parts sales	94,511	86,686	100,500
Services revenues	53,954	49,629	58,730
Other	38,490	30,280	33,092

Total revenues	720,551	574,154	679,732

Cost of revenues:
Rental depreciation	86,781	78,583	87,902
Rental expense	46,599	40,194	42,086
New equipment sales	196,152	150,665	183,885
Used equipment sales	65,042	48,269	70,305
Parts sales	69,222	63,902	72,786
Services revenues	21,024	18,751	21,825
Other	43,028	37,851	35,445

Total cost of revenues	527,848	438,215	514,234

Gross profit	192,703	135,939	165,498
Selling, general and administrative expenses	153,354	148,277	144,460
Impairment of goodwill and intangible assets	—	—	8,972
Gain from sales of property and equipment, net	793	443	533

Income (loss) from operations	40,142	(11,895)	12,599

Other income (expense):
Interest expense	(28,727)	(29,076)	(31,339)
Other, net	726	591	619

Total other expense, net	(28,001)	(28,485)	(30,720)

Income (loss) before provision (benefit) for income taxes	12,141	(40,380)	(18,121)
Provision (benefit) for income taxes	3,215	(14,920)	(6,178)

Net income (loss)	$8,926	$(25,460)	$(11,943)

Net income (loss) per common share:
Basic	$0.26	$(0.73)	$(0.35)

Diluted	$0.26	$(0.73)	$(0.35)

Weighted average common shares outstanding:
Basic	34,759	34,668	34,607

Diluted	34,887	34,668	34,607

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Amounts in thousands, except share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2008	38,287,848	$383	$207,346	$(56,008)	$138,486	$290,207
Stock-based compensation	—	—	726	—	—	726
Surrendered restricted common stock	—	—	—	(110)	—	(110)
Issuance of non-vested restricted common stock	237,840	2	—	—	—	2
Net loss	—	—	—	—	(11,943)	(11,943)

Balances at December 31, 2009	38,525,688	385	208,072	(56,118)	126,543	278,882
Stock-based compensation	—	—	1,039	—	—	1,039
Issuance of non-vested restricted common stock	173,978	1	—	—	—	1
Repurchases of 23,157 shares of restricted common stock	—	—	—	(212)	—	(212)
Net loss	—	—	—	—	(25,460)	(25,460)

Balances at December 31, 2010	38,699,666	386	209,111	(56,330)	101,083	254,250
Stock-based compensation	—	—	1,327	—	—	1,327
Tax benefits associated with stock-based awards	—	—	257	—	—	257
Issuance of non-vested restricted common stock	109,275	1	—	—	—	1
Repurchases of 42,016 shares of restricted common stock	—	—	—	(554)	—	(554)
Net income	—	—	—	—	8,926	8,926

Balances at December 31, 2011	38,808,941	$387	$210,695	$(56,884)	$110,009	$264,207

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$8,926	$(25,460)	$(11,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,255	13,124	10,800
Depreciation of rental equipment	86,781	78,583	87,902
Amortization of deferred financing costs	1,388	1,406	1,419
Amortization of intangible assets	362	559	591
Provision for losses on accounts receivable	3,182	3,164	3,246
Provision for inventory obsolescence	210	315	48
Provision for deferred income taxes	2,697	(13,227)	(5,963)
Stock-based compensation expense	1,327	1,039	726
Impairment of goodwill and intangible assets	—	—	8,972
Gain from sales of property and equipment, net	(793)	(443)	(533)
Gain from sales of rental equipment, net	(18,788)	(12,931)	(15,676)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	(9,382)	(30,302)	75,046
Inventories, net	(21,561)	(6,762)	23,182
Prepaid expenses and other assets	3,457	(1,680)	4,722
Accounts payable	4,569	29,571	(64,801)
Manufacturer flooring plans payable	(16,740)	(17,810)	(34,822)
Accrued expenses payable and other liabilities	2,491	(1,271)	(9,930)
Deferred compensation payable	4	63	(85)

Net cash provided by operating activities	60,385	17,938	72,901

Cash flows from investing activities:
Purchases of property and equipment	(18,433)	(4,652)	(19,395)
Purchases of rental equipment	(127,235)	(73,249)	(15,121)
Proceeds from sales of property and equipment	1,382	587	1,448
Proceeds from sales of rental equipment	63,358	47,645	70,968

Net cash provided by (used in) investing activities	(80,928)	(29,669)	37,900

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	257	—	—
Purchases of treasury stock	(554)	(212)	(110)
Borrowings on senior secured credit facility	557,884	—	536,311
Payments on senior secured credit facility	(541,829)	—	(612,633)
Payments of deferred financing costs	—	(2,888)	—
Payments of related party obligation	—	—	(150)
Payments of capital lease obligations	(149)	(140)	(131)
Principal payments on note payable	—	(1,216)	(18)

Net cash provided by (used in) financing activities	15,609	(4,456)	(76,731)

Net increase (decrease) in cash	(4,934)	(16,187)	34,070
Cash, beginning of year	29,149	45,336	11,266

Cash, end of year	$24,215	$29,149	$45,336

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$28,356	$29,278	$11,023
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$27,345	$27,603	$30,110
Income taxes, net of refunds received	$(1,694)	$(149)	$(567)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Long-lived Assets, Goodwill and Intangible Assets

Rental Equipment

The rental equipment we purchase is stated at cost and is depreciated over the estimated useful lives of the equipment using the straight-line method. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and industrial lift trucks over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated generally over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment.

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

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), when events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2011, 2010 or 2009.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to first use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not ( a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. We adopted ASU 2011-08 in conjunction with our annual impairment test as of October 1, 2011. As a result of our adoption of this guidance, we performed a qualitative assessment and determined that it is more likely than not that the fair value of our reporting units exceed their respective carrying values at the October 1, 2011 valuation date and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon improving macroeconomic conditions and positive trends within our industry and market, combined with recent positive operating results in comparison to prior periods and our internal forecasts, and with consideration of the cushion between the reporting unit’s fair value and carrying value from our most recent quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2011 valuation date and there was no goodwill impairment at October 1, 2011.

To determine if any of our reporting units are impaired under the prescribed two-step goodwill test, we must determine whether the fair value of each of our reporting units is greater than their respective carrying value. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be calculated and compared to its carrying value to measure the amount of impairment. The implied fair value of goodwill is calculated by allocating the fair value of the reporting unit to all assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination (purchase price allocation). The excess of the fair value of the reporting unit over the amounts assigned is the implied fair value of goodwill. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for the excess amount.

We determine the fair value of our reporting units using a discounted cash flow analysis or by applying various market multiples or a combination thereof. As a result of our annual goodwill impairment test as of October 1, 2009, we determined that the goodwill associated with our Equipment Rentals Component 1 reporting unit was impaired and recorded a $9.0 million, or $5.5 million after tax, non-cash goodwill impairment charge The impairment charges are largely due to worsening macroeconomic conditions in 2009. The impairments also reflect a decrease in projected cash flows as of the impairment testing date. The impairment charge was a non-cash item and did not affect our cash flows, liquidity or borrowing capacity under our senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the senior secured credit facility.

There were no changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2011 and 2010.

Intangible Assets

Our intangible assets are comprised of the intangible assets that we acquired in the September 1, 2007 Burress Acquisition. Specifically, we recognized intangible assets for (i) non-compete agreements; (ii) tradenames; and (iii) customer relationships. At December 31, 2011, the tradename and customer relationships intangible assets were fully amortized. The net carrying amount our our non-compete agreements intangible asset as of December 31, 2011 was approximately $66,000 and will be fully amortized during our fiscal year ending December 31, 2012.

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no impairment charges to our intangible assets for the years ended December 31, 2011, 2010 or 2009. Total amortization expense for the years ended December 31, 2011, 2010, 2009 totaled $0.4 million, $0.6 million, and $0.6 million, respectively.

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

As a result of the downturn in construction and industrial activities and its impact on our business, we closed or consolidated four branches during the year ended December 31, 2009, one branch during 2010 and three branches during 2011 in markets where long-term prospects did not support continued operations. Under ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. Although we do not expect to incur material charges related to branch closures, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs. Costs incurred for the closed branches in 2009, 2010 and 2011 did not have a material impact on the Company’s consolidated financial statements. As of the date of this Annual Report on Form 10-K, the Company has not identified any other branch facilities with a more than likely probability of closing where the associated costs pursuant to ASC 420 are expected to be material.

Deferred Financing Costs and Initial Purchasers’ Discounts

Deferred financing costs include underwriting, legal, accounting and other direct costs incurred in connection with the issuance, and amendments thereto, of the Company’s debt. These costs are amortized over the terms of the related debt using the straight-line method which approximates amortization using the effective interest method. The amortization expense of deferred financing costs and accretion of initial purchasers’ discounts is included in interest expense as an overall cost of the related financings. As further described in note 9 to the consolidated financial statements, we incurred approximately $2.9 million in transaction costs related to the 2010 amendment and restatement of our Senior Secured Credit Facility.

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2011, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled $2.9 million and our health insurance reserves totaled $1.2 million. At December 31, 2010, our claims reserves related to workers compensation, general liability and automobile liability totaled $2.8 million and our health insurance reserves totaled $1.6 million.

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

Advertising

Advertising costs are expensed as incurred and totaled $0.2 million, $0.6 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues.

Income Taxes

The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with ASC 740. ASC 740 takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date of that rate.

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

Fair Value of Financial Instruments

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2011 and 2010 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2011
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.38%	$58,318	$52,069
Senior unsecured notes with interest computed at 8.375%	250,000	252,500
Capital leases payable with interest computed at 5.929 to 9.55%	2,605	1,839
Letter of credit	—	192

	December 31, 2010
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 7.00%	$75,058	$63,105
Senior unsecured notes with interest computed at 8.375%	250,000	251,250
Capital leases payable with interest computed at 5.929% to 9.55%	2,754	2,199
Letters of credit	—	216

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

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2011, we purchased approximately 64% from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings (Loss) per Share

Earnings (loss) per common share for the years ended December 31, 2011, 2010 and 2009 are based on the weighted average number of common shares outstanding during the period. The effect of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2011	2010	2009
Basic net income (loss) per share:
Net income (loss)	$8,926	$(25,460)	$(11,943)
Weighted average number of common shares outstanding	34,759	34,668	34,607
Net income (loss) per common share — basic	$0.26	$(0.73)	$(0.35)

Diluted net income (loss) per share:
Net income (loss)	$8,926	$(25,460)	$(11,943)
Weighted average number of common shares outstanding	34,759	34,668	34,607
Effect of dilutive securities:
Effect of dilutive non-vested stock	128	—	—

Weighted average number of common shares outstanding — diluted	34,887	34,668	34,607
Net income (loss) per common share — diluted	$0.26	$(0.73)	$(0.35)

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51
Non-vested stock	—	330	279

Stock-Based Compensation

We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 3,829,079 shares of common stock as of December 31, 2011.

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2010 2009	279,223	$7.79
Granted	173,978	$9.54
Vested	(97,650)	$8.20
Forfeited	(25,614)	$8.18

Non-vested stock at December 31, 2010 20092008	329,937	$8.57
Granted	109,275	$14.46
Vested	(148,252)	$8.69
Forfeited	(12,326)	$9.54

Non-vested stock at December 31, 2011 232202009	278,634	$10.77

As of December 31, 2011, we had unrecognized compensation expense of approximately $2.0 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.0 years.

The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2011	2010	2009
Compensation expense	$1,328	$1,030	$669

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

Stock Options

No stock options were granted during 2011, 2010 or 2009. At December 31, 2011, we had no unrecognized compensation expense related to prior stock option awards.

The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2011	2010	2009
Compensation expense	$—	$9	$57

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents stock option activity for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at January 1, 2010	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2010	51,000	$24.80	5.5
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2011	51,000	$24.80	4.5

Options exercisable at December 31, 2011	51,000	$24.80	4.5

The closing price of our common stock on December 31, 2011 was $13.42. All options outstanding at December 31, 2011 have grant date fair values which exceed our December 31, 2011 closing stock price.

The following table summarizes non-vested stock option activity for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1, 2010	2,000	$26.27
Granted	—	—
Vested	(2,000)	$26.27
Forfeited	—	—

Non-vested stock options at December 31, 2010	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested stock options at December 31, 2011	—	—

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

Segment Reporting

We have determined in accordance with ASC 280, Segment Reporting (“ASC 280”) that we have five reportable segments. We derive our revenues from five principal business activities: (1) equipment rentals; (2) new equipment sales; (3) used equipment sales; (4) parts sales; and (5) repair and maintenance services. These segments are based upon how we allocate resources and assess performance. See note 17 to the consolidated financial statements regarding our segment information.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to ASC 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and requires entities to allocate revenue in an arrangement containing more than one unit of accounting using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. We adopted the provisions of ASU 2009-13 effective January 1, 2011, and such adoption did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to first use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill impairment test must be performed. Otherwise, the two-step goodwill impairment test is not required. Entities are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2012 and earlier adoption is permitted. We adopted ASU 2011-08 in conjunction with our annual impairment test as of October 1, 2011. As a result of our adoption of this guidance, we performed a qualitative assessment and determined that it is more likely than not that the fair value of a reporting unit is not less than its carrying value and therefore, did not perform the prescribed two-step goodwill impairment test. See also Critical Accounting Policies in Item 7-Management’s Discussion and Analysis of Financial Condition and Operating Results for further information on goodwill impairment testing.

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance became effective for us on January 1, 2011 for impairment tests performed during fiscal 2011. We adopted the new disclosures in conjunction with our annual impairment test as of October 1, 2011. As we currently do not have any reporting units with a zero or negative carrying amount, the application of this guidance did not have an impact on our consolidated financial statements.

(3)    Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2011	2010
Trade receivables	$107,907	$100,357
Unbilled rental revenue	2,989	2,735
Income tax receivables	14	2,047
Other	10	4

	110,920	105,143
Less allowance for doubtful accounts	(5,581)	(6,004)

Total receivables, net	$105,339	$99,139

We charge off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)    Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2011	2010
New equipment	$45,939	$50,586
Used equipment	6,633	6,954
Parts, supplies and other	12,579	14,616

Total inventories, net	$65,151	$72,156

The above amounts are net of reserves for inventory obsolescence at December 31, 2011 and 2010 totaling $0.9 million and $1.1 million, respectively.

(5)    Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2011	2010
Land	$6,833	$5,947
Transportation equipment	43,303	38,356
Building and leasehold improvements	18,444	17,625
Office and computer equipment	39,095	37,280
Machinery and equipment	8,552	7,974
Property under capital leases	3,217	3,217
Construction in progress	5,381	728

	124,825	111,127
Less accumulated depreciation and amortization	(62,050)	(53,941)

Total net property and equipment	$62,775	$57,186

Total depreciation and amortization on property and equipment was $12.3 million, $13.1 million and $10.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in the office and computer equipment category above at December 31, 2011 and 2010 is approximately $26.9 million of capitalized costs, including $0.6 million, of capitalized interest, related to the implementation of our employee resource planning system. Unamortized computer software costs related to the new employee resource planning system at December 31, 2011 and 2010 was $19.1 million and $23.3 million, respectively, while related amortization expense in 2011 and 2010 totalled $3.8 million and $3.9 million, respectively. The employee resource planning system was substantially complete and ready for its intended use on or around January 19, 2010. Amounts of construction in progress at December 31, 2011 and 2010 represent costs incurred related to the construction of the Company’s new corporate office in Baton Rouge, Louisiana, which is expected to be completed during the third quarter of 2012. Interest costs capitalized for the year ended December 31, 2011 were $0.1 million. Total costs for the facility are expected to approximate $15 million.

(6)    Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged between 0% to the prime rate (3.25% at December 31, 2011) plus an applicable margin at December 31, 2011. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2011 for each of the next five years ending December 31 are as follows (amounts in thousands):

2012	$24,931
2013	32,990
2014	397
2015	—
2016	—
Thereafter	—

Total	$58,318

(7)    Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2011	2010
Payroll and related liabilities	$13,384	$11,023
Sales, use and property taxes	5,452	5,990
Accrued interest	10,078	10,148
Accrued insurance	2,782	2,996
Deferred revenue	3,640	3,728
Other	3,154	2,114

Total accrued expenses payable and other liabilities	$38,490	$35,999

(8)    Senior Unsecured Notes

We currently have outstanding $250.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2016. The senior unsecured notes are guaranteed, jointly and severally, on an unsecured senior basis by all of our existing and future domestic restricted subsidiaries.

The senior unsecured notes were issued at par and require semiannual interest payments on January 15th and July 15th of each year. No principal payments are due until maturity (January 15, 2016). We may redeem the senior unsecured notes at specified redemption prices plus accrued and unpaid interest and additional interest. In addition, if we experience a change of control, we will be required to make an offer to repurchase the senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest.

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

The indenture governing our senior secured notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidation; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2011, we were in compliance with these covenants.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)    Senior Secured Credit Facility

We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as agent, and the lenders named therein. On February 29, 2012, we amended the credit facility (the “Amendment”). The Amendment (i) permits the refinancing of the Company’s 8 3/8% senior unsecured notes due 2016 in an amount not less than $200.0 million and not greater than the outstanding principal amount of such notes at the time of such refinancing and with no amortization or final maturity prior to the date six months following the maturity of the Credit Agreement, (ii) extends the maturity date of the credit facility from July 29, 2015 to the earlier to occur of, inter alia, February 29, 2017, and, unless previously refinanced, the date that is six months prior to the maturity of the senior unsecured notes (giving effect to any extensions thereof), (iii) provides that the unused commitment fee margin will be either 0.50% or 0.375%, depending on the ratio of the average of the daily closing balances of the aggregate revolving loans, swing line loans and letters of credit outstanding during each month to the aggregate commitments for the revolving loans, swing line loans and letters of credit, (iv) lowers the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 1.00% to 1.50% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, (v) lowers the margin applicable to the letter of credit fee to between 2.00% and 2.50%, depending on the leverage ratio, and (vi) adds provisions whereby the Company represents that it, its subsidiaries and other related parties are in compliance with federal anti-terrorism laws and regulations.

The credit facility continues to provide, among other things, a $320.0 million senior secured asset based revolver, which includes a $30.0 million letter of credit facility and a $130.0 million incremental facility. In addition, the borrowers under the credit facility remain the same, the credit facility remains secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries continue to provide a guaranty of the obligations under the credit facility. The credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $40.0 million (as adjusted if the incremental facility is exercised). The credit facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40 million (as adjusted if the incremental facility is exercised). As of December 31, 2011, we were in compliance with our financial covenants under the senior secured credit facility.

We had $16.1 million outstanding under our senior secured credit facility as of December 31, 2011. Borrowing availability under the terms of the senior secured credit facility as of December 31, 2011, net of $7.0 million of standby letters of credit outstanding, totaled $296.9 million.

(10)    Capital Lease Obligations

As of December 31, 2011, we had two capital lease obligations, expiring in 2022 and 2029, respectively. Future minimum capital lease payments, in the aggregate, existing at December 31, 2011 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2012	$333
2013	333
2014	333
2015	333
2016	333
Thereafter	2,296

Total minimum lease payments	3,961
Less: amount representing interest	(1,356)

Present value of minimum lease payments	$2,605

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)    Income Taxes

Our income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. Federal	$—	$2,621	$2,621
State	262	332	594

	$262	$2,953	$3,215

Year ended December 31, 2010:
U.S. Federal	$—	$(13,345)	$(13,345)
State	329	(1,904)	(1,575)

	$329	$(15,249)	$(14,920)

Year ended December 31, 2009:
U.S. Federal	$(199)	$(5,455)	$(5,654)
State	(16)	(508)	(524)

	$(215)	$(5,963)	$(6,178)

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2011	2010
Deferred tax assets:
Accounts receivable	$2,140	$2,305
Inventories	336	431
Net operating losses	32,308	38,840
AMT and general business tax credits	1,356	1,356
Sec 263A costs	731	811
Accrued liabilities	3,236	2,779
Deferred compensation	645	394
Accrued interest	567	543
Stock-based compensation	398	385
Goodwill and intangible assets	5,756	7,143
Other assets	123	340

	47,596	55,327
Deferred tax liabilities:
Property and equipment	(104,623)	(109,663)
Investments	(1,589)	(1,583)

	(106,212))	(111,246)

Net deferred tax liabilities	(58,616)	$(55,919)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation between income taxes computed using the statutory federal income tax rate of 35% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2011	2010	2009
Computed tax at statutory rates	$4,249	$(14,133)	$(6,342)
Permanent items—other	415	317	589
Permanent items—excess of tax deductible goodwill	(2,130)	—	—
State income tax (benefit), net of federal tax effect	342	(1,023)	(340)
Increase in uncertain tax positions	339	—	—
Other	—	(81)	(85)

	$3,215	$(14,920)	$(6,178)

At December 31, 2011, we had available federal net operating loss carry forwards of approximately $130.6 million, which expire in varying amounts from 2022 through 2030. We also had federal alternative minimum tax credit carry forwards at December 31, 2011 of approximately $0.8 million which do not expire and $0.5 general business credit carryforwards that expire in varying amounts from 2025 and 2026.

Management has concluded that it is more likely than not that the deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce the deferred tax assets as of December 31, 2011.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follow (in thousands):

	2011	2010
Gross unrecognized tax benefits at January 1	$6,498	$6,478
Increases in tax positions taken in prior years	434	20
Decreases in tax positions taken in prior years	—	—
Increases in tax positions taken in current year	—	—
Decreases for tax positions taken in current year	—	—
Settlements with taxing authorities	(269)	—
Lapse in statute of limitations	—	—

Gross unrecognized tax benefits at December 31	$6,663	$6,498

The gross amount of unrecognized tax benefits as of December 31, 2011 includes $0.3 million of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.

Our U.S. federal tax returns for 2005 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2007 and subsequent years. Our Federal Tax Returns for the tax years 2005 through 2009 are currently under examination by the IRS. We currently do not expect any material adjustment resulting from the IRS examination.

(12)    Commitments and Contingencies

Operating Leases

As of December 31, 2011, we lease certain real estate related to our branch facilities and corporate headquarters, as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2031. Our real estate leases provide for varying terms, including customary renewal

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property leases and equipment leases under non-cancelable operating lease agreements for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $12.6 million, $11.8 million and $11.5 million, respectively.

Future minimum operating lease payments existing at December 31, 2011 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2012	$11,851
2013	10,078
2014	8,510
2015	7,208
2016	6,435
Thereafter	41,313

$85,395

Legal Matters

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Letters of Credit

The Company had outstanding letters of credit issued under its senior secured credit facility totaling $7.0 million and $8.0 million as of December 31, 2011 and 2010, respectively. The 2011 letter of credit expired in January 2012 and was renewed for $6.5 million, and now expires in January 2013.

(13)    Employee Benefit Plan

We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2011, 2010 and 2009, we contributed to the plan, net of employee forfeitures, $1.2 million, $1.1 million and $0.6 million, respectively.

(14)    Deferred Compensation Plans

In 2001, we assumed in a business combination nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2011, we had obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2011 calendar plan year was 3.25%. The aggregate deferred compensation payable at December 31, 2011 and December 31, 2010 was $2.0 million. Included in these amounts at December 31, 2011 and 2010 was accrued interest of $1.5 million and $1.4 million, respectively.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)    Related Party Transactions

John M. Engquist, our Chief Executive Officer and President, and his sister, Kristan Engquist Dunne, each have a 29.2% beneficial ownership interest in a joint venture, from which we leased our Baton Rouge, Louisiana and Kenner, Louisiana branch facilities during the years ended December 31, 2011, 2010 and 2009. Four trusts in the names of the children of John M. Engquist and Kristan Engquist Dunne hold in equal amounts interests totaling 16.6% of such joint venture. The remaining 25% interest is beneficially owned by Mr. Engquist’s mother. We paid such entity a total of $0.2 million, $0.3 million and $0.3 million in lease payments for the years ended December 31, 2011, 2010 and 2009, respectively. On January 11, 2011, we purchased the Kenner, Louisiana branch facility from the joint venture for approximately $1.6 million.

Mr. Engquist has a 50.0% ownership interest in T&J Partnership from which we lease our Shreveport, Louisiana facility. Mr. Engquist’s mother beneficially owns 50% of the entity. In 2011, 2010 and 2009, we paid T&J Partnership a total of approximately $0.2 million each year in lease payments.

We are party to aircraft charter arrangements with Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. We pay an hourly rate plus fuel and expenses to Gulf Wide Aviation as well as a management service fee to an unrelated third party for the use of the aircraft by various members of our management. In each of the years ended December 31, 2011, 2010 and 2009, our payments in respect of charter (and related) costs to Gulf Wide Aviation totaled approximately $0.4 million, $0.4 million and $0.5 million, respectively.

Mr. Engquist has a 31.25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister each have a 12.5% and 6.25% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.5 million, $0.7 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2011, 2010 and 2009, our purchases totaled approximately $0.2 million, $0.2 million and $0.2 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $20,000, $14,000 and $0.6 million, respectively.

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

We expensed approximately $0.2 million for each of the years ended December 31, 2011, 2010 and 2009 related to this agreement.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)    Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2011 and 2010 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Total revenues	$134,908	$184,335	$184,289	$217,019
Operating income (loss)	(2,880)	10,301	15,071	17,650
Income (loss) before provision (benefit) for income taxes	(9,764)	3,308	7,967	10,630
Net income (loss)	(6,473)	2,689	4,848	7,862
Basic net income (loss) per common share(1)	(0.19)	0.08	0.14	0.23
Diluted net income (loss) per common share(1)	(0.19)	0.08	0.14	0.23

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Total revenues	$114,686	$131,006	$153,844	$174,618
Operating income (loss)	(11,925)	(4,251)	1,451	2,830
Loss before benefit for income taxes	(19,166)	(11,348)	(5,826)	(4,040)
Net loss (2)	(12,078)	(7,093)	(3,780)	(2,509)
Basic net loss per common share	(0.35)	(0.20)	(0.11)	(0.07)
Diluted net loss per common share	(0.35)	(0.20)	(0.11)	(0.07)

(1)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.

(17)    Segment Information

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Segment Revenues:
Equipment rentals	$228,038	$177,970	$191,512
New equipment sales	220,211	167,303	208,916
Used equipment sales	85,347	62,286	86,982
Parts sales	94,511	86,686	100,500
Services revenues	53,954	49,629	58,730

Total segmented revenues	682,061	543,874	646,640
Non-Segmented revenues	38,490	30,280	33,092

Total revenues	$720,551	$574,154	$679,732

Segment Gross Profit (Loss):
Equipment rentals	$94,658	$59,193	$61,524
New equipment sales	24,059	16,638	25,031
Used equipment sales	20,305	14,017	16,677
Parts sales	25,289	22,784	27,714
Services revenues	32,930	30,878	36,905

Total gross profit from revenues	197,241	143,510	167,851
Non-Segmented gross profit (loss)	(4,538)	(7,571)	(2,353)

Total gross profit	$192,703	$135,939	$165,498

	December 31,
	2011	2010
Segment identified assets:
Equipment sales	$52,572	$57,540
Equipment rentals	450,877	426,637
Parts and service	12,579	14,617

Total segment identified assets	516,028	498,794
Non-Segmented identified assets	237,277	235,627

Total assets	$753,305	$734,421

The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2011, 2010 and 2009 were 1.9%, 2.1% and 3.1%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

(18)    Consolidating Financial Information of Guarantor Subsidiaries

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$24,215	$—	$—	$24,215
Receivables, net	93,840	11,499	—	105,339
Inventories, net	55,052	10,099	—	65,151
Prepaid expenses and other assets	5,098	125	—	5,223
Rental equipment, net	366,568	84,309	—	450,877
Property and equipment, net	52,021	10,754	—	62,775
Deferred financing costs, net	5,640	—	—	5,640
Intangible assets, net	—	66	—	66
Investment in guarantor subsidiaries	(25,142)	—	25,142	—
Goodwill	4,493	29,526	—	34,019

Total assets	$581,785	$146,378	$25,142	$753,305

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$16,055	$—	$—	$16,055
Accounts payable	59,095	3,911	—	63,006
Manufacturer flooring plans payable	58,249	69	—	58,318
Accrued expenses payable and other liabilities	37,786	704	—	38,490
Intercompany balance	(164,231)	164,231	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital leases payable	—	2,605	—	2,605
Deferred income taxes	58,616	—	—	58,616
Deferred compensation payable	2,008	—	—	2,008

Total liabilities	317,578	171,520	—	489,098
Stockholders’ equity (deficit)	264,207	(25,142)	25,142	264,207

Total liabilities and stockholders’ equity	$581,785	$146,378	$25,142	$753,305

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2010
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$29,149	$—	$—	$29,149
Receivables, net	87,629	11,510	—	99,139
Inventories, net	57,698	14,458	—	72,156
Prepaid expenses and other assets	8,479	200	—	8,679
Rental equipment, net	339,644	86,993	—	426,637
Property and equipment, net	47,301	9,885	—	57,186
Deferred financing costs, net	7,027	—	—	7,027
Intangible assets, net	—	429	—	429
Investment in guarantor subsidiaries	(18,509)	—	18,509	—
Goodwill	4,493	29,526	—	34,019

Total assets	$526,911	$153,001	$18,509	$734,421

Liabilities and Stockholders’ Equity:
Accounts payable	$55,482	$2,955	—	$58,437
Manufacturer flooring plans payable	74,882	176	—	75,058
Accrued expenses payable and other liabilities	34,896	1,103	—	35,999
Intercompany balance	(164,522)	164,522	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital leases payable	—	2,754	—	2,754
Deferred income taxes	55,919	—	—	55,919
Deferred compensation payable	2,004	—	—	2,004

Total liabilities	308,661	171,510	—	480,171
Stockholders’ equity (deficit)	254,250	(18,509)	18,509	254,250

Total liabilities and stockholders’ equity	$562,911	$153,001	$18,509	$734,421

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$182,822	$45,216	$—	$228,038
New equipment sales	200,298	19,913	—	220,211
Used equipment sales	70,485	14,862	—	85,347
Parts sales	80,153	14,358	—	94,511
Services revenues	47,325	6,629	—	53,954
Other	31,573	6,917	—	38,490

Total revenues	612,656	107,895	—	720,551

Cost of revenues:
Rental depreciation	68,327	18,454	—	86,781
Rental expense	37,264	9,335	—	46,599
New equipment sales	178,413	17,739	—	196,152
Used equipment sales	52,978	12,064	—	65,042
Parts sales	58,827	10,395	—	69,222
Services revenues	18,658	2,366	—	21,024
Other	34,066	8,962	—	43,028

Total cost of revenues	448,533	79,315	—	527,848

Gross profit (loss):
Equipment rentals	77,231	17,427	—	94,658
New equipment sales	21,885	2,174	—	24,059
Used equipment sales	17,507	2,798	—	20,305
Parts sales	21,326	3,963	—	25,289
Services revenues	28,667	4,263	—	32,930
Other	(2,493)	(2,045)	—	(4,538)

Gross profit	164,123	28,580	—	192,703

Selling, general and administrative expenses	126,880	26,474	—	153,354
Equity in loss of guarantor subsidiaries	(6,633)	—	6,633	—
Gain from sales of property and equipment, net	384	409	—	793

Income from operations	30,994	2,515	6,633	40,142
Other income (expense):
Interest expense	(19,536)	(9,191)	—	(28,727)
Other, net	683	43	—	726

Total other expense, net	(18,853)	(9,148)	—	(28,001)

Income (loss) before income taxes	12,141	(6,633)	6,633	12,141
Income tax expense	3,215	—	—	3,215

Net income (loss)	$8,926	$(6,633)	$6,633	$(8,926)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$141,180	$36,790	$—	$177,970
New equipment sales	151,906	15,397	—	167,303
Used equipment sales	53,789	8,497	—	62,286
Parts sales	73,369	13,317	—	86,686
Services revenues	43,602	6,027	—	49,629
Other	24,786	5,494	—	30,280

Total revenues	488,632	85,522	—	574,154

Cost of revenues:
Rental depreciation	61,507	17,076	—	78,583
Rental expense	32,485	7,709	—	40,194
New equipment sales	136,899	13,766	—	150,665
Used equipment sales	41,789	6,480	—	48,269
Parts sales	54,066	9,836	—	63,902
Services revenues	16,699	2,052	—	18,751
Other	29,878	7,973	—	37,851

Total cost of revenues	373,323	64,892	—	438,215

Gross profit (loss):
Equipment rentals	47,188	12,005	—	59,193
New equipment sales	15,007	1,631	—	16,638
Used equipment sales	12,000	2,017	—	14,017
Parts sales	19,303	3,481	—	22,784
Services revenues	26,903	3,975	—	30,878
Other	(5,092)	(2,479)	—	(7,571)

Gross profit	115,309	20,630	—	135,939

Selling, general and administrative expenses	123,279	24,998	—	148,277
Equity in loss of guarantor subsidiaries	(13,972)	—	13,972	—
Gain from sales of property and equipment, net	389	54	—	443

Loss from operations	(21,553)	(4,314)	13,972	(11,895)
Other income (expense):
Interest expense	(19,403)	(9,673)	—	(29,076)
Other, net	576	15	—	591

Total other expense, net	(18,827)	(9,658)	—	(28,485)

Loss before income taxes	(40,380)	(13,972)	13,972	(40,380)
Income tax benefit	(14,920)	—	—	(14,920)

Net loss	$(25,460)	$(13,972)	$13,972	$(25,460)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2009
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$155,583	$35,929	$—	$191,512
New equipment sales	173,494	35,422	—	208,916
Used equipment sales	75,862	11,120	—	86,982
Parts sales	85,043	15,457	—	100,500
Services revenues	51,657	7,073	—	58,730
Other	27,076	6,016	—	33,092

Total revenues	568,715	111,017	—	679,732

Cost of revenues:
Rental depreciation	69,791	18,111	—	87,902
Rental expense	33,997	8,089	—	42,086
New equipment sales	152,640	31,245	—	183,885
Used equipment sales	61,264	9,041	—	70,305
Parts sales	61,597	11,189	—	72,786
Services revenues	19,403	2,422	—	21,825
Other	27,855	7,590	—	35,445

Total cost of revenues	426,547	87,687	—	514,234

Gross profit (loss):
Equipment rentals	51,795	9,729	—	61,524
New equipment sales	20,854	4,177	—	25,031
Used equipment sales	14,598	2,079	—	16,677
Parts sales	23,446	4,268	—	27,714
Services revenues	32,254	4,651	—	36,905
Other	(779)	(1,574)	—	(2,353)

Gross profit	142,168	23,330	—	165,498

Selling, general and administrative expenses	119,920	24,540	—	144,460
Impairment of goodwill	8,972	—	—	8,972
Equity in loss of guarantor subsidiaries	(12,985)	—	12,985	—
Gain from sales of property and equipment, net	455	78	—	533

Income (loss) from operations	746	(1,132)	12,985	12.599

Other income (expense):
Interest expense	(19,415)	(11,924)	—	(31,339)
Other, net	548	71	—	619

Total other expense, net	(18,867)	(11,853)	—	(30,720)

Loss before income taxes	(18,121)	(12,985)	12,985	(18,121)
Income tax benefit	(6,178)	—	—	(6,178)

Net loss	$(11,943)	$(12,985)	$12,985	$(11,943)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$8,926	$(6,633)	$6,633	$8,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,498	1,757	—	12,255
Depreciation on rental equipment	68,327	18,454	—	86,781
Amortization of deferred financing costs	1,388	—	—	1,388
Amortization of intangible assets	—	362	—	362
Provision for losses on accounts receivable	2,172	1,010	—	3,182
Provision for inventory obsolescence	210	—	—	210
Provision for deferred income taxes	2,697	—	—	2,697
Stock-based compensation expense	1,327	—	—	1,327
Gain from sales of property and equipment, net	(384)	(409)	—	(793)
Gain from sales of rental equipment, net	(16,002)	(2,786)	—	(18,788)
Equity in loss of guarantor subsidiaries	6,633	—	(6,633)	—
Changes in operating assets and liabilities:
Receivables, net	(8,383)	(999)	—	(9,382)
Inventories, net	(20,500)	(1,061)	—	(21,561)
Prepaid expenses and other assets	3,381	76	—	3,457
Accounts payable	3,613	956	—	4,569
Manufacturer flooring plans payable	(16,633)	(107)	—	(16,740)
Accrued expenses payable and other liabilities	2,890	(399)	—	2,491
Intercompany balances	291	(291)	—	—
Deferred compensation payable	4	—	—	4

Net cash provided by operating activities	50,455	9,930	—	60,385

Cash flows from investing activities:
Purchases of property and equipment	(15,757)	(2,676)	—	(18,433)
Purchases of rental equipment	(106,490)	(20,745)	—	(127,235)
Proceeds from sales of property and equipment	923	459	—	1,382
Proceeds from sales of rental equipment	50,177	13,181	—	63,358

Net cash used in investing activities	(71,147)	(9,781)	—	(80,928)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	257	—	—	257
Purchases of treasury stock	(554)	—	—	(554)
Borrowing on senior secured credit facility	557,884	—	—	557,884
Payments on senior secured credit facility	(541,829)	—	—	(541,829)
Payments on capital lease obligations	—	(149)	—	(149)

Net cash provided by (used in) financing activities	15,758	(149)	—	15,609

Net decrease in cash	(4,934)	—	—	(4,934)
Cash, beginning of year	29,149	—	—	29,149

Cash, end of year	$24,215	$—	$—	$24,215

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(25,460)	$(13,972)	$13,972	$(25,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization on property and equipment	11,239	1,885	—	13,124
Depreciation on rental equipment	61,507	17,076	—	78,583
Amortization of deferred financing costs	1,406	—	—	1,406
Amortization of intangible assets	—	559	—	559
Provision for losses on accounts receivable	2,609	555	—	3,164
Provision for inventory obsolescence	315	—	—	315
Provision for deferred income taxes	(13,227)	—	—	(13,227)
Stock-based compensation expense	1,039	—	—	1,039
Gain from sales of property and equipment, net	(389)	(54)	—	(443)
Gain from sales of rental equipment, net	(11,010)	(1,921)	—	(12,931)
Equity in loss of guarantor subsidiaries	13,972	—	(13,972)	—
Changes in operating assets and liabilities:
Receivables, net	(31,833)	1,531	—	(30,302)
Inventories, net	(8,891)	2,129	—	(6,762)
Prepaid expenses and other assets	(1,603)	(77)	—	(1,680)
Accounts payable	26,616	2,955	—	29,571
Manufacturer flooring plans payable	(17,986)	176	—	(17,810)
Accrued expenses payable and other liabilities	(792)	(479)	—	(1,271)
Intercompany balances	4,691	(4,691)	—	—
Deferred compensation payable	63	—	—	63

Net cash provided by operating activities	12,266	5,672	—	17,938

Cash flows from investing activities:
Purchases of property and equipment	(4,067)	(585)	—	(4,652)
Purchases of rental equipment	(60,504)	(12,745)	—	(73,249)
Proceeds from sales of property and equipment	588	(1)	—	587
Proceeds from sales of rental equipment	39,856	7,789	—	47,645

Net cash used in investing activities	(24,127)	(5,542)	—	(29,669)

Cash flows from financing activities:
Purchase of treasury stock	(212)	—	—	(212)
Payments of deferred financing costs	(2,888)	—	—	(2,888)
Payments on capital lease obligations	—	(140)	—	(140)
Principal payments on note payable	(1,216)	—	—	(1,216)

Net cash used in financing activities	(4,316)	(140)	—	(4,456)

Net decrease in cash	(16,177)	(10)	—	(16,187)
Cash, beginning of year	45,326	10	—	45,336

Cash, end of year	$29,149	$—	$—	$29,149

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(11,943)	$(12,985)	$12,985	$(11,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization on property and equipment	8,611	2,189	—	10,800
Depreciation on rental equipment	69,791	18,111	—	87,902
Amortization of deferred financing costs	1,419	—	—	1,419
Amortization of intangible assets	—	591	—	591
Provision for losses on accounts receivable	3,246	—	—	3,246
Provision for inventory obsolescence	48	—	—	48
Provision for deferred income taxes	(5,963)	—	—	(5,963)
Stock-based compensation expense	726	—	—	726
Impairment of goodwill	1,150	7,822	—	8,972
Gain from sales of property and equipment, net	(455)	(78)	—	(533)
Gain from sales of rental equipment, net	(13,735)	(1,941)	—	(15,676)
Equity in loss of guarantor subsidiaries	12,985	—	(12,985)	—
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	63,106	11,940	—	75,046
Inventories, net	24,047	(865)	—	23,182
Prepaid expenses and other assets	4,590	132	—	4,722
Accounts payable	(64,801)	—	—	(64,801)
Manufacturer flooring plans payable	(34,822)	—	—	(34,822)
Accrued expenses payable and other liabilities	(10,271)	341	—	(9,930)
Intercompany balances	22,248	(22,248)	—	—
Deferred compensation payable	(85)	—	—	(85)

Net cash provided by operating activities	69,892	3,009	—	72,901

Cash flows from investing activities:
Purchases of property and equipment	(18,816)	(579)	—	(19,395)
Purchases of rental equipment	(4,080)	(11,041)	—	(15,121)
Proceeds from sales of property and equipment	1,505	(57)	—	1,448
Proceeds from sales of rental equipment	62,174	8,794	—	70,968

Net cash provided by (used in) investing activities	40,783	(2,883)	—	37,900

Cash flows from financing activities:
Purchase of treasury stock	(110)	—	—	(110)
Borrowings on senior secured credit facility	536,311	—	—	536,311
Payments on senior secured credit facility	(612,633)	—	—	(612,633)
Payments of related party obligation	(150)	—	—	(150)
Payments on capital lease obligations	—	(131)	—	(131)
Principal payments on note payable	(18)	—	—	(18)

Net cash used in financing activities	(76,600)	(131)	—	(76,731)

Net increase (decrease) in cash	34,075	(5)	—	34,070
Cash, beginning of year	11,251	15	—	11,266

Cash, end of year	$45,326	$10	$—	$45,336

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2011, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: March 2, 2012

/s/ John M. Engquist
John M. Engquist President and Chief Executive Officer

/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

We have audited H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). H&E Equipment Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, H&E Equipment Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

March 2, 2012

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2011.

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

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1) Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2) Financial Statement Schedule for the years ended December 31, 2011, 2010 and 2009:

Schedule II—Valuation and Qualifying Accounts	90

All other schedules are omitted because they are not applicable or not required, or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index on pages 92-94.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries (Deductions)	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2011
Allowance for doubtful accounts receivable	$6,004	$3,182	$(3,605)	$5,581
Allowance for inventory obsolescence	1,105	210	(454)	861

	$7,109	$3,392	$(4,059)	$6,442

Year Ended December 31, 2010
Allowance for doubtful accounts receivable	$5,736	$3,164	$(2,896)	$6,004
Allowance for inventory obsolescence	824	315	(34)	1,105

	$6,560	$3,479	$(2,930)	$7,109

Year Ended December 31, 2009
Allowance for doubtful accounts receivable	$5,524	$3,245	$(3,033)	$5,736
Allowance for inventory obsolescence	920	48	(144)	824

	$6,444	$3,293	$(3,177)	$6,560

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2012.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ John M. Engquist
John M. Engquist Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ John M. Engquist	President, Chief Executive	March 2, 2012

	John M. Engquist	Officer and Director
(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	March 2, 2012

	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ Gary W. Bagley	Chairman and Director	March 2, 2012

Gary W. Bagley

By:	/s/ Paul N. Arnold	Director	March 2, 2012

Paul N. Arnold

By:	/s/ Bruce C. Bruckmann	Director	March 2, 2012

Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	March 2, 2012

Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	March 2, 2012

Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	March 2, 2012

Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	March 2, 2012

John T. Sawyer

Exhibit Index

2.1	Agreement and Plan of Merger, dated February 2, 2006, among the Company, H&E LLC and Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed
February 3, 2006).

2.2	Agreement and Plan of Merger, dated as of May 15, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on May 17, 2007.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 31, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

2.4	Acquisition Agreement, dated as of January 4, 2005, among H&E Equipment Services, L.L.C., Eagle Merger Corp., Eagle High Reach Equipment, LLC, Eagle High Reach Equipment, Inc., SBN Eagle LLC, SummitBridge National Investments, LLC and the shareholders of Eagle High Reach Equipment, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K of H&E Equipment Services L.L.C. (File Nos. 333-99587 and 333-99589), filed January 5, 2006).

3.1	Amended and Restated Certificate of Incorporation of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

3.2	Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed June 5, 2007).

3.3	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.4	Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.5	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.6	Certificate of Incorporation of H&E Finance Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.7	Certificate of Incorporation of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.8	Articles of Incorporation of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.9	Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.10	Bylaws of H&E Finance Corp. (incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.11	Bylaws of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.12	Bylaws of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

4.1	Amended and Restated Security Holders Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.2	Amended and Restated Investor Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.3	Amended and Restated Registration Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.4	Form of H&E Equipment Services, Inc. common stock certificate (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 5, 2006).

4.5	Indenture, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 8 3/8% senior notes due 2016 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).

4.6	Registration Rights Agreement, dated as of August 4, 2006, by and among H&E Equipment Services, Inc., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holdings, Inc., H&E Equipment Services (California), LLC, H&E Finance Corp., Credit Suisse Securities (USA) LLC and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 00-51759), filed August 8, 2006).

10.1	Consulting Agreement, dated April 10, 2007, between the Company and Gary W. Bagley (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed April 30, 2007).†

10.2	Third Amended and Restated Credit Agreement, dated as of July 29, 2010, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holdings, Inc., H&E Equipment Services (Mid-Atlantic), Inc., General Electric Capital Corporation, as Agent, Bank of America, N.A. as co-syndication agent, documentation agent, joint lead arranger and joint bookrunner and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 3, 2010).

10.3	Amendment No. 1, dated February 29, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 1, 2012).

10.4	Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).†

10.5	Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).

10.6	Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.7	H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 28, 2006).†

10.8	Amendment No. 1 to the H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 to Form 10-K of H&E Equipment Services, Inc (File No. 000-51759), filed March 3, 2011). †

10.9	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).†

10.10	Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 3, 2011). †

18.1	BDO Seidman, LLP Preferability Letter. (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB XBRL Taxonomy Extension Label Linkbase Document**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement