Form 10-Q
period 2012-03-31
H&E Equipment Services, Inc.
filed 2012-05-03
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

As of April 27, 2012, there were 35,083,420 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

MARCH 31, 2012

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

•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;

•	relationships with equipment suppliers;

•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;

•	our indebtedness;

•	risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$2,912	$24,215
Receivables, net of allowance for doubtful accounts of $5,141 and $5,581, respectively	98,345	105,339
Inventories, net of reserves for obsolescence of $887 and $861, respectively	111,122	65,151
Prepaid expenses and other assets	5.960	5,223
Rental equipment, net of accumulated depreciation of $283,357 and $281,493, respectively	459,761	450,877
Property and equipment, net of accumulated depreciation and amortization of $64,312 and $62,050, respectively	68,786	62,775
Deferred financing costs, net of accumulated amortization of $12,184 and $11,844, respectively	6,091	5,640
Intangible assets, net of accumulated amortization of $747 and $722, respectively	41	66
Goodwill	33,533	34,019

Total assets	$786,551	$753,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$22,443	$16,055
Accounts payable	89,304	63,006
Manufacturer flooring plans payable	59,918	58,318
Accrued expenses payable and other liabilities	32,069	38,490
Senior unsecured notes	250,000	250,000
Capital leases payable	2,567	2,605
Deferred income taxes	59,827	58,616
Deferred compensation payable	1,929	2,008

Total liabilities	518,057	489,098

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,808,941 shares issued at March 31, 2012 and December 31, 2011 and 35,083,420 and 35,084,737 shares outstanding at March 31, 2012 and December 31, 2011, respectively	387	387
Additional paid-in capital	211,027	210,695
Treasury stock at cost, 3,725,521 and 3,724,204 shares of common stock held at March 31, 2012 and December 31, 2011, respectively	(56,884)	(56,884)
Retained earnings	113,964	110,009

Total stockholders’ equity	268,494	264,207

Total liabilities and stockholders’ equity	$786,551	$753,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Equipment rentals	$59,629	$48,478
New equipment sales	40,997	29,173
Used equipment sales	26,522	15,417
Parts sales	23,378	21,577
Services revenues	13,300	12,637
Other	9,839	7,626

Total revenues	173,665	134,908

Cost of revenues:
Rental depreciation	22,814	20,563
Rental expense	11,543	10,739
New equipment sales	35,945	26,030
Used equipment sales	18,622	11,562
Parts sales	16,929	15,840
Services revenues	5,124	4,911
Other	10,037	10,147

Total cost of revenues	121,014	99,792

Gross profit	52,651	35,116
Selling, general and administrative expenses	40,703	38,093
Gain on sales of property and equipment, net	323	97

Income (loss) from operations	12,271	(2,880)

Other income (expense):
Interest expense	(6,870)	(7,207)
Other, net	357	323

Total other expense, net	(6,513)	(6,884)

Income (loss) before income taxes	5,758	(9,764)
Provision (benefit) for income taxes	1,803	(3,291)

Net income (loss)	$3,955	$(6,473)

Net income (loss) per common share:
Basic	$0.11	$(0.19)

Diluted	$0.11	$(0.19)

Weighted average common shares outstanding:
Basic	34,806	34,700

Diluted	34,949	34,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,955	$(6,473)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization on property and equipment	3,221	3,132
Depreciation on rental equipment	22,814	20,563
Amortization of loan discounts and deferred financing costs	341	347
Amortization of intangible assets	25	124
Provision for losses on accounts receivable	885	846
Provision for inventory obsolescence	31	89
(Increase) decrease in deferred income taxes	1,211	(3,338)
Stock-based compensation expense	332	298
Gain on sales of property and equipment, net	(323)	(97)
Gain on sales of rental equipment, net	(7,494)	(3,523)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	486	—
Changes in operating assets and liabilities:
Receivables, net	6,109	14,587
Inventories, net	(63,928)	(32,838)
Prepaid expenses and other assets	(736)	(3,431)
Accounts payable	26,298	1,531
Manufacturer flooring plans payable	1,600	(1,316)
Accrued expenses payable and other liabilities	(6,422)	(5,543)
Deferred compensation payable	(79)	(44)

Net cash used in operating activities	(11,674)	(15,086)

Cash flows from investing activities:
Purchases of property and equipment	(9,369)	(3,434)
Purchases of rental equipment	(29,946)	(13,401)
Proceeds from sales of property and equipment	460	127
Proceeds from sales of rental equipment	23,668	11,829

Net cash used in investing activities	(15,187)	(4,879)

Cash flows from financing activities:
Borrowings on senior secured credit facility	208,750	16,923
Payments on senior secured credit facility	(202,362)	(16,923)
Payments of deferred financing costs	(792)	—
Payments of capital lease obligations	(38)	(36)

Net cash provided by (used in) financing activities	5,558	(36)

Net decrease in cash	(21,303)	(20,001)
Cash, beginning of period	24,215	29,149

Cash, end of period	$2,912	$9,148

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$17,926	$15,355

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,798	$12,109

Income taxes paid, net of refunds received	$88	$(2,021)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011, from which the balance sheet amounts as of December 31, 2011 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. During the three month period ended March 31, 2012, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to affect the Company’s financial reporting.

(3) Fair Value of Financial Instruments

The carrying value of financial instruments reported in our accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount for our senior secured credit facility approximates fair value because the underlying instrument includes provisions that adjust our interest rates based on current market rates. The determination of the fair value of our letters of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures have been calculated based upon market quotes and present value calculations based on our current estimated incremental borrowing rates for similar types of borrowing arrangements, which are presented in the table below (amounts in thousands):

	March 31, 2012
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.38%	$59,918	$52,885
Senior unsecured notes with interest compounded at 8.375%	250,000	255,000
Capital lease payable with interest computed at 5.929% to 9.55%	2,567	2,009
Letters of credit	—	192

	December 31, 2011
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.38%	$58,318	$52,069
Senior unsecured notes with interest compounded at 8.375%	250,000	252,500
Capital lease payable with interest computed at 5.929% to 9.55%	2,605	1,839
Letters of credit	—	192

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2012 (amounts in thousands, except share data):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at December 31, 2011	38,808,941	$387	$210,695	$(56,884)	$110,009	$264,207
Stock-based compensation	—	—	332	—	—	332
Net income	—	—	—	—	3,955	3,955

Balances at March 31, 2012	38,808,941	$387	$211,027	$(56,884)	$113,964	$268,494

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,829,079 shares as of March 31, 2012.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2011	278,634	$10.77
Granted	—	—
Vested	—	—
Forfeited	(1,317)	$12.28

Non-vested stock at March 31, 2012	277,317	$10.76

As of March 31, 2012, we had unrecognized compensation expense of approximately $1.7 million related to non-vested stock that we expect to be recognized over a weighted-average period of 1.8 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	For the Three Months Ended March 31,
	2012	2011
Compensation expense	$332	$298

Stock Options

At March 31, 2012, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2011	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at March 31, 2012	51,000	$24.80	4.3

Options exercisable at March 31, 2012	51,000	$24.80	4.3

The closing price of our common stock on March 31, 2012 was $18.92. All options outstanding at March 31, 2012 have grant date fair values which exceed the March 31, 2012 closing stock price.

(6) Income (Loss) per Share

Income (loss) per common share for the three months ended March 31, 2012 and 2011 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three month periods ended March 31, 2012 and 2011 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic net income (loss) per share:
Net income (loss)	$3,955	$(6,473)
Weighted average number of common shares outstanding	34,806	34,700
Net income (loss) per common share – basic	$0.11	$(0.19)
Diluted net income (loss) per share:
Net income (loss)	$3,955	$(6,473)
Weighted average number of common shares outstanding	34,806	34,700
Effect of dilutive securities:
Effect of dilutive stock options	—	—
Effect of dilutive non-vested stock	143	—

Weighted average number of common shares outstanding – diluted	34,949	34,700
Net income (loss) per common share – diluted	$0.11	$(0.19)
Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51
Non-vested restricted stock	—	328

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Equipment rentals	$59,629	$48,478
New equipment sales	40,997	29,173
Used equipment sales	26,522	15,417
Parts sales	23,378	21,577
Services revenues	13,300	12,637

Total segmented revenues	163,826	127,282
Non-segmented revenues	9,839	7,626

Total revenues	$173,665	$134,908

Gross Profit (Loss):
Equipment rentals	$25,272	$17,176
New equipment sales	5,052	3,143
Used equipment sales	7,900	3,855
Parts sales	6,449	5,737
Services revenues	8,176	7,726

Total segmented gross profit	52,849	37,637
Non-segmented gross profit (loss)	(198)	(2,521)

Total gross profit	$52,651	$35,116

	Balances at
	March 31, 2012	December 31, 2011
Segment identified assets:
Equipment sales	$96,685	$52,572
Equipment rentals	459,761	450,877
Parts and services	14,437	12,579

Total segment identified assets	570,883	516,028
Non-segment identified assets	215,668	237,277

Total assets	$786,551	$753,305

The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2012 and 2011 were approximately 1.7% and 1.9% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

The condensed consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp., the subsidiary co-issuer, are not included within the condensed consolidating financial statements because H&E Finance Corp. has no assets or operations. The condensed consolidating balance sheet amounts as of December 31, 2011 included herein were derived from our annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$2,912	$—	$—	$2,912
Receivables, net	86,886	11,459	—	98,345
Inventories, net	95,310	15,812	—	111,122
Prepaid expenses and other assets	5,802	158	—	5,960
Rental equipment, net	377,790	81,971	—	459,761
Property and equipment, net	58,032	10,754	—	68,786
Deferred financing costs, net	6,091	—	—	6,091
Intangible assets, net	—	41	—	41
Investment in guarantor subsidiaries	(26,827)	—	26,827	—
Goodwill	4,007	29,526	—	33,533

Total assets	$610,003	$149,721	$26,827	$786,551

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$22,443	$—	$—	$22,443
Accounts payable	82,248	7,056	—	89,304
Manufacturer flooring plans payable	59,911	7	—	59,918
Accrued expenses payable and other liabilities	31,092	977	—	32,069
Intercompany balances	(165,941)	165,941	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,567	—	2,567
Deferred income taxes	59,827	—	—	59,827
Deferred compensation payable	1,929	—	—	1,929

Total liabilities	341,509	176,548	—	518,057
Stockholders’ equity (deficit)	268,494	(26,827)	26,827	268,494

Total liabilities and stockholders’ equity	$610,003	$149,721	$26,827	$786,551

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$24,215	$—	$—	$24,215
Receivables, net	93,840	11,499	—	105,339
Inventories, net	55,052	10,099	—	65,151
Prepaid expenses and other assets	5,098	125	—	5,223
Rental equipment, net	366,568	84,309	—	450,877
Property and equipment, net	52,021	10,754	—	62,775
Deferred financing costs, net	5,640	—	—	5,640
Intangible assets, net	—	66	—	66
Investment in guarantor subsidiaries	(25,142)	—	25,142	—
Goodwill	4,493	29,526	—	34,019

Total assets	$581,785	$146,378	$25,142	$753,305

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$16,055	$—	$—	$16,055
Accounts payable	59,095	3,911	—	63,006
Manufacturer flooring plans payable	58,249	69	—	58,318
Accrued expenses payable and other liabilities	37,786	704	—	38,490
Intercompany balances	(164,231)	164,231	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,605	—	2,605
Deferred income taxes	58,616	—	—	58,616
Deferred compensation payable	2,008	—	—	2,008

Total liabilities	317,578	171,520	—	489,098
Stockholders’ equity (deficit)	264,207	(25,142)	25,142	264,207

Total liabilities and stockholders’ equity	$581,785	$146,378	$25,142	$753,305

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$49,286	$10,343	$—	$59,629
New equipment sales	37,310	3,687	—	40,997
Used equipment sales	21,016	5,506	—	26,522
Parts sales	19,795	3,583	—	23,378
Services revenues	11,498	1,802	—	13,300
Other	8,125	1,714	—	9,839

Total revenues	147,030	26,635	—	173,665

Cost of revenues:
Rental depreciation	18,399	4,415	—	22,814
Rental expense	9,322	2,221	—	11,543
New equipment sales	32,676	3,269	—	35,945
Used equipment sales	14,267	4,355	—	18,622
Parts sales	14,383	2,546	—	16,929
Services revenues	4,499	625	—	5,124
Other	8,039	1,998	—	10,037

Total cost of revenues	101,585	19,429	—	121,014

Gross profit (loss):
Equipment rentals	21,565	3,707	—	25,272
New equipment sales	4,634	418	—	5,052
Used equipment sales	6,749	1,151	—	7,900
Parts sales	5,412	1,037	—	6,449
Services revenues	6,999	1,177	—	8,176
Other	86	(284)	—	(198)

Gross profit	45,445	7,206	—	52,651
Selling, general and administrative expenses	33,819	6,884	—	40,703
Equity in loss of guarantor subsidiaries	(1,685)	—	1,685	—
Gain on sales of property and equipment, net	161	162	—	323

Income from operations	10,102	484	1,685	12,271

Other income (expense):
Interest expense	(4,689)	(2,181)	—	(6,870)
Other, net	345	12	—	357

Total other expense, net	(4,344)	(2,169)	—	(6,513)

Income (loss) before income taxes	5,758	(1,685)	1,685	5,758
Income tax expense	1,803	—	—	1,803

Net income (loss)	$3,955	$(1,685)	$1,685	$3,955

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$39,073	$9,405	$—	$48,478
New equipment sales	24,654	4,519	—	29,173
Used equipment sales	12,320	3,097	—	15,417
Parts sales	18,309	3,268	—	21,577
Services revenues	11,145	1,492	—	12,637
Other	6,218	1,408	—	7,626

Total revenues	111,719	23,189	—	134,908

Cost of revenues:
Rental depreciation	16,108	4,455	—	20,563
Rental expense	8,733	2,006	—	10,739
New equipment sales	22,020	4,010	—	26,030
Used equipment sales	9,116	2,446	—	11,562
Parts sales	13,463	2,377	—	15,840
Services revenues	4,406	505	—	4,911
Other	7,974	2,173	—	10,147

Total cost of revenues	81,820	17,972	—	99,792

Gross profit (loss):
Equipment rentals	14,232	2,944	—	17,176
New equipment sales	2,634	509	—	3,143
Used equipment sales	3,204	651	—	3,855
Parts sales	4,846	891	—	5,737
Services revenues	6,739	987	—	7,726
Other	(1,756)	(765)	—	(2,521)

Gross profit	29,899	5,217	—	35,116
Selling, general and administrative expenses	31,438	6,655	—	38,093
Equity in loss of guarantor subsidiaries	(3,714)	—	3,714	—
Gain on sales of property and equipment, net	93	4	—	97

Loss from operations	(5,160)	(1,434)	3,714	(2,880)

Other income (expense):
Interest expense	(4,921)	(2,286)	—	(7,207)
Other, net	317	6	—	323

Total other expense, net	(4,604)	(2,280)	—	(6,884)

Loss before income taxes	(9,764)	(3,714)	3,714	(9,764)
Income tax benefit	(3,291)	—	—	(3,291)

Net loss	$(6,473)	$(3,714)	$3,714	$(6,473)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$3,955	$(1,685)	$1,685	$3,955
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization on property and equipment	2,790	431	—	3,221
Depreciation on rental equipment	18,399	4,415	—	22,814
Amortization of loan discounts and deferred financing costs	341	—	—	341
Amortization of intangible assets	—	25	—	25
Provision for losses on accounts receivable	583	302	—	885
Provision for inventory obsolescence	31	—	—	31
Provision for deferred income taxes	1,211	—	—	1,211
Stock-based compensation expense	332	—	—	332
Gain on sales of property and equipment, net	(161)	(162)	—	(323)
Gain on sales of rental equipment, net	(6,353)	(1,141)	—	(7,494)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	486	—	—	486
Equity in loss of guarantor subsidiaries	1,685	—	(1,685)	—
Changes in operating assets and liabilities:
Receivables, net	6,371	(262)	—	6,109
Inventories, net	(55,447)	(8,481)	—	(63,928)
Prepaid expenses and other assets	(703)	(33)	—	(736)
Accounts payable	23,153	3,145	—	26,298
Manufacturer flooring plans payable	1,662	(62)	—	1,600
Accrued expenses payable and other liabilities	(6,695)	273	—	(6,422)
Intercompany balances	(1,710)	1,710	—	—
Deferred compensation payable	(79)	—	—	(79)

Net cash used in operating activities	(10,149)	(1,525)	—	(11,674)

Cash flows from investing activities:
Purchases of property and equipment	(8,949)	(420)	—	(9,369)
Purchases of rental equipment	(26,369)	(3,577)	—	(29,946)
Proceeds from sales of property and equipment	309	151	—	460
Proceeds from sales of rental equipment	18,259	5,409	—	23,668

Net cash provided by (used in) investing activities	(16,750)	1,563	—	(15,187)

Cash flows from financing activities:
Borrowings on senior secured credit facility	208,750	—	—	208,750
Payments on senior secured credit facility	(202,362)	—	—	(202,362)
Payments of deferred financing costs	(792)	—	—	(792)
Payments on capital lease obligations	—	(38)	—	(38)

Net cash provided by (used in) financing activities	5,596	(38)	—	5,558

Net decrease in cash	(21,303)	—	—	(21,303)
Cash, beginning of period	24,215	—	—	24,215

Cash, end of period	$2,912	$—	$—	$2,912

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(6,473)	$(3,714)	$3,714	$(6,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	2,577	555	—	3,132
Depreciation on rental equipment	16,108	4,455	—	20,563
Amortization of loan discounts and deferred financing costs	347	—	—	347
Amortization of intangible assets	—	124	—	124
Provision for losses on accounts receivable	901	(55)	—	846
Provision for inventory obsolescence	89	—	—	89
Decrease in deferred income taxes	(3,338)	—	—	(3,338)
Stock-based compensation expense	298	—	—	298
Gain on sales of property and equipment, net	(93)	(4)	—	(97)
Gain on sales of rental equipment, net	(2,867)	(656)	—	(3,523)
Equity in loss of guarantor subsidiaries	3,714	—	(3,714)	—
Changes in operating assets and liabilities:
Receivables, net	14,791	(204)	—	14,587
Inventories, net	(28,137)	(4,701)	—	(32,838)
Prepaid expenses and other assets	(3,464)	33	—	(3,431)
Accounts payable	1,219	312	—	1,531
Manufacturer flooring plans payable	(1,263)	(53)	—	(1,316)
Accrued expenses payable and other liabilities	(5,459)	(84)	—	(5,543)
Intercompany balances	(3,084)	3,084	—	—
Deferred compensation payable	(44)	—	—	(44)

Net cash used in operating activities	(14,178)	(908)	—	(15,086)

Cash flows from investing activities:
Purchases of property and equipment	(3,035)	(399)	—	(3,434)
Purchases of rental equipment	(12,447)	(954)	—	(13,401)
Proceeds from sales of property and equipment	123	4	—	127
Proceeds from sales of rental equipment	9,536	2,293	—	11,829

Net cash provided by (used in) investing activities	(5,823)	944	—	(4,879)

Cash flows from financing activities:
Borrowings on senior secured credit facility	16,923	—	—	16,923
Payments on senior secured credit facility	(16,923)	—	—	(16,923)
Payments on capital lease obligations	—	(36)	—	(36)

Net cash used in financing activities	—	(36)	—	(36)

Net decrease in cash	(20,001)	—	—	(20,001)
Cash, beginning of period	29,149	—	—	29,149

Cash, end of period	$9,148	$—	$—	$9,148

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2012, and its results of operations for the three month period ended March 31, 2012, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of April 27, 2012, we operated 65 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 51 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings L.L.C. (“Holdings”), and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed under operation of law pursuant to the reincorporation merger.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the quarter ended March 31, 2012. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three month period ended March 31, 2012, approximately 34.3% of our total revenues were attributable to equipment rentals, 23.6% of our total revenues were attributable to new equipment sales, 15.3% were attributable to used equipment sales, 13.4% were attributable to parts sales, 7.7% were attributable to our services revenues and 5.7% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three month period ended March 31, 2012, our total cost of revenues was approximately $121.0 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three month period ended March 31, 2012, our selling, general and administrative expenses were $40.7 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

We are also subject to federal and state income taxes. Our Federal Tax Returns for the tax years 2005 through 2009 are currently under examination by the Internal Revenue Service (“IRS”) following the Company’s filing of amended returns for the tax years 2005 through 2009 pursuant to which the Company claimed a net operating loss carryback. Accordingly, we may incur additional tax expense based on probable outcomes of such matters. We currently do not expect any material adjustments resulting from the IRS examination.

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

Rental Fleet

A significant portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2012 was $459.8 million, or approximately 58.5% of our total assets. Our rental fleet as of March 31, 2012, consisted of 18,106 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $745.7 million. As of March 31, 2012, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	12,644	69.8%	$454.3	60.9%	50.3
Cranes	356	2.0%	99.1	13.3%	40.5
Earthmoving	1,810	10.0%	142.1	19.1%	25.6
Industrial Lift Trucks	598	3.3%	21.3	2.9%	26.6
Other	2,698	14.9%	28.9	3.8%	22.7

Total	18,106	100.0%	$745.7	100.0%	42.8

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

The original acquisition cost of our gross rental fleet increased by approximately $9.1 million, or 1.2%, during the three month period ended March 31, 2012. The average age of our rental fleet equipment decreased by approximately 0.5 months during the three month period ended March 31, 2012.

Our average rental rates for the three month period ended March 31, 2012 were 10.1% higher than the comparative three month period ended March 31, 2011 and 1.5% higher than the previous three month period ended December 31, 2011 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the three month period ended March 31, 2012 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 29 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three month periods ended March 31, 2012 and 2011. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

During the years ended December 31, 2010 and 2009, our revenues and gross profits/margins were negatively impacted by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins trended downward from the year ended December 31, 2006 through December 31, 2010, the rate of total gross profit margin decline was the most significant during the year ended December 31, 2009 and in the first quarter of 2010, as a result of the above factors. However, during the second, third and fourth quarters of 2010, as well as the 2011 fiscal year and first quarter of 2012, our operating segments generally realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative quarterly basis. We cannot forecast with certainty whether these recent gross profit margin improvements are indicative of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any other declines, or whether our responses to any ongoing or future unfavorable business conditions will be meaningful in mitigating or reversing prior gross profit margin declines.

Deterioration in the non-residential construction industry and the industrial sectors we serve could result in declining revenues and gross profits/margins and may have a material adverse effect on our financial position, results of operations and cash flows in the future. During the recent economic downturn, we proactively responded to these unfavorable business factors through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or to branches in new markets where demand was higher; minimizing rental fleet capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using some of the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt. We believe that these measures strengthened our balance sheet by improving our cash position. We will continue to evaluate and respond to business conditions as appropriate. While we cannot predict the timing, duration or the impact of an economic recovery and/or improved conditions within the construction and industrial sectors, we believe that our efforts have positioned us to take advantage of future opportunities when a prolonged economic and business recovery occurs (see also Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011).

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues.

	Three Months Ended March 31,		Total Dollar Increase	Total Percentage Increase
	2012	2011
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$59,629	$48,478	$11,151	23.0%
New equipment sales	40,997	29,173	11,824	40.5%
Used equipment sales	26,522	15,417	11,105	72.0%
Parts sales	23,378	21,577	1,801	8.3%
Services revenues	13,300	12,637	663	5.2%
Non-Segmented revenues	9,839	7,626	2,213	29.0%

Total revenues	$173,665	$134,908	38,757	28.7%

Total Revenues. Our total revenues were $173.7 million for the three month period ended March 31, 2012 compared to $134.9 million for the same three month period in 2011, an increase of $38.8 million, or 28.7%. Revenues for all reportable segments and non-segmented revenues increased and are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended March 31, 2012 increased approximately $11.2 million, or 23.0%, to $59.6 million from $48.5 million in the same three month period in 2011. Rental revenues from aerial work platforms increased approximately $7.6 million, while rental revenues from cranes increased $1.3 million. Other equipment rentals increased $1.9 million and lift truck rental revenues increased $0.6 million. These increases were partially offset by a $0.3 million decrease in earthmoving equipment rentals. Our average rental rates for the three month period ended March 31, 2012 increased 10.1% compared to the three month period ended March 31, 2011 and increased 1.5% compared to the previous three month period ended December 31, 2011.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2012 improved to approximately 32.3% compared to 27.9% in the same three month period in 2011, an increase of 4.4%. The increase in comparative rental equipment dollar utilization was the result of a 4.8% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), combined with a 10.1% increase in average rental rates in the comparative period. Rental equipment time utilization based on the number of rental equipment units available for rent was 65.8% for the three month period ended March 31, 2012 compared to 61.0% for the same three month period in 2011. Rental equipment time utilization as a percentage of original equipment cost was 69.5% for the three month period ended March 31, 2012 compared to 64.9% for the three month period ended March 31, 2011, an increase of 4.6%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2012 increased $11.8 million, or 40.5%, to $41.0 million from $29.2 million for the three month period ended March 31, 2011. Sales of new cranes increased $15.5 million and sales of new aerial work platform equipment increased $0.1 million. These new equipment sales increases were partially offset by a decrease in sales of new earthmoving equipment of $3.5 million, new lift trucks of $0.1 million and other equipment of $0.2 million.

Used Equipment Sales Revenues. Our used equipment sales increased $11.1 million, or 72.0%, to $26.5 million for the three month period ended March 31, 2012, from $15.4 million for the same three month period in 2011. Sales of used earthmoving equipment increased $5.6 million, while used crane sales and used aerial work platform equipment sales increased $3.0 million and $1.6 million, respectively. Sales of used other equipment and used lift trucks increased $0.6 million and 0.3 million, respectively.

Parts Sales Revenues. Our parts sales increased approximately $1.8 million, or 8.3%, to $23.4 million for the three month period ended March 31, 2012 from $21.6 million for the same three month period in 2011. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the three month period ended March 31, 2012 increased $0.7 million, or 5.2%, to $13.3 million from $12.6 million for the same three month period last year. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended March 31, 2012, our other revenues were $9.8 million, an increase of $2.2 million, or 29.0%, from $7.6 million in the same three month period in 2011. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.

Gross Profit.

	Three Months Ended March 31,		Total Dollar Change Increase	Total Percentage Change Increase
	2012	2011
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$25,272	$17,176	$8,096	47.1%
New equipment sales	5,052	3,143	1,909	60.7%
Used equipment sales	7,900	3,855	4,045	104.9%
Parts sales	6,449	5,737	712	12.4%
Services revenues	8,176	7,726	450	5.8%
Non-Segmented revenues	(198)	(2,521)	2,323	92.1%

Total gross profit	$52,651	$35,116	$17,535	49.9%

Total Gross Profit. Our total gross profit was approximately $52.7 million for the three month period ended March 31, 2012 compared to $35.1 million for the same three month period in 2011, an increase of approximately $17.5 million, or 49.9%. Total gross profit margin for the three month period ended March 31, 2012 was 30.3%, an increase of 4.3% from the 26.0% gross profit margin for the same three month period in 2011. Gross profit (loss) and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended March 31, 2012 increased $8.1 million, or 47.1%, to $25.3 million from $17.2 in the same three month period in 2011. The increase in equipment rentals gross profit was the result of an $11.2 million increase in rental revenues for the three month period ended March 31, 2012, which was partially offset by a $0.8 million increase in rental expenses and a $2.3 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2012 compared to 2011. As a percentage of equipment rental revenues, rental expenses were 19.4% for the three month period ended March 31, 2012 compared to 22.1% for the three month period ended March 31, 2011 and depreciation expense was 38.3% for the three month period ended March 31, 2012 compared to 42.4% for the same three month period in 2011. These percentage decreases were primarily attributable to the increase in comparative rental revenues.

Gross profit margin on equipment rentals for the three month period ended March 31, 2012 was approximately 42.4%, up 7.0% from 35.4% for the comparable period in 2011. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from improved utilization and higher average rental rates, combined with the decreases in depreciation expenses and rental expenses as a percentage of equipment rental revenues for the three month period ended March 31, 2012 compared to same period last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2012 increased approximately $1.9 million, or 60.7%, to $5.1 million compared to $3.1 million for the same three month period in 2011 on a total new equipment sales increase of $11.8 million. Gross profit margin on new equipment sales for the three month period ended March 31, 2012 was 12.3%, an increase of approximately 1.5% from 10.8% in the same three month period in 2011, primarily reflecting improved margins on new crane sales in the current year period.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2012 increased $4.0 million, or 104.9%, to $7.9 million from $3.9 million in the same period in 2011 on a used equipment sales increase of $11.1 million. Gross profit margin on used equipment sales for the three month period ended March 31, 2012 was 29.8%, up 4.8% from 25.0% for the same three month period in 2011, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 89.2% and 76.7% of our used equipment sales for the three month periods ended March 31, 2012 and 2011, respectively, were approximately 146.3% and 142.4% of net book value for the three month periods ended March 31, 2012 and 2011, respectively.

Parts Sales Gross Profit. For the three month period ended March 31, 2012, our parts sales revenue gross profit increased approximately $0.7 million, or 12.4%, to $6.4 million from $5.7 million for the same three month period in 2011 on a $1.8 million increase in parts sales revenues. Gross profit margin for the three month period ended March 31, 2012 was 27.6%, an increase of 1.0% from 26.6% in the same three month period in 2011, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended March 31, 2012, our services revenues gross profit increased $0.5 million, or 5.8%, to $8.2 million from $7.7 million for the same three month period in 2011 on a $0.7 million increase in services revenues. Gross profit margin for the three month period ended March 31, 2012 was 61.5%, up 0.4% from 61.1% in the same three month period in 2011 as a result of service revenues mix.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues realized a gross loss of $0.2 million for the three month period ended March 31, 2012 compared to a gross loss of $2.5 million for the same period in 2011. On a gross margin basis, the margin of gross loss improved to a gross loss margin of 2.0% from a gross loss margin of 33.1%, primarily reflective of the $2.3 million improvement in non-segmented other revenues.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $2.6 million, or 6.9%, to $40.7 million for the three month period ended March 31, 2012 compared to $38.1 million for the three month period ended March 31, 2011. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $1.7 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase from commission and incentive pay that resulted from higher rental and sales revenues. Stock-based compensation expense was $0.3 million for both of the three month periods ended March 31, 2012 and 2011. Promotion costs increased $0.3 million, while supplies and other corporate overhead expenses increased $0.5 million. As a percentage of total revenues, SG&A expenses were 23.4% for the three month period ended March 31, 2012, a decrease of 4.8% from 28.2% for the same three month period in 2011, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the three month period ended March 31, 2012, our net other expenses decreased $0.4 million to $6.5 million compared to $6.9 million for the same three month period in 2011. The decrease was the result of a $0.3 million decrease in interest expense to $6.9 million for the three month period ended March 31, 2012 compared to $7.2 million for the same three month period in 2011 and an increase in miscellaneous other income of approximately $0.1 million. The decrease in interest expense is the net result of an approximately $0.4 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases and a $0.2 million increase in interest related costs on our senior secured credit facility.

Income Taxes. We recorded income tax expense of $1.8 million for the three month period ended March 31, 2012 compared to an income tax benefit of $3.3 million for the three month period ended March 31, 2011. Our effective income tax rate for the three month period ended March 31, 2012 was 31.3% compared to approximately 33.7% for the three month period ended March 31, 2011. The decrease in our effective tax rate was the result of an increase in favorable permanent differences and a reduction to unrecognized tax benefits. The amount of unrecognized tax benefits decreased by $0.1 million from $6.7 million to $6.6 million. We also recorded a reduction of book goodwill of approximately $0.5 million for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at March 31, 2012 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the three month period ended March 31, 2012, our cash provided by our operating activities was exceeded by our cash used in our operating activities, resulting in net cash used in our operating activities of $11.7 million. Our reported net income of $4.0 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $25.5 million. These cash flows from operating activities were also positively impacted by a decrease of $6.1 million in net accounts receivable and a $26.3 million increase in accounts payable and a $1.6 million increase in manufacturing flooring plans payable. Offsetting these positive cash flows were an increase of $63.9 million in net inventories, a $6.4 million decrease in accrued expenses and other payables, a $0.7 million increase in prepaid expenses and other assets, and a $0.1 million decrease in deferred compensation payable.

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

Cash flow from investing activities. For the three months ended March 31, 2012, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of $15.2 million. This was a net result of purchases of rental and non-rental equipment totaling $39.3 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $24.1 million.

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

Cash flow from financing activities. For the three month period ended March 31, 2012, cash used in our financing activities was approximately $5.6 million. Net borrowings under our senior secured credit facility totaled $6.4 million. This positive cash flow was partially offset by payments of deferred financing costs of $0.8 million related to the first quarter Amendment to the senior secured credit facility.

For the three month period ended March 31, 2011, cash used in our financing activities was approximately $36,000, representing payments of capital lease obligations.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $320.0 million senior secured credit facility with General Electric Capital Corporation as agent, and the lenders named therein. On February 29, 2012, we amended the credit facility (the “Amendment”). The Amendment (i) permits the refinancing of the Company’s 8 3/8% senior unsecured notes due 2016 in an amount not less than $200.0 million and not greater than the outstanding principal amount of such notes at the time of such refinancing and with no amortization or final maturity prior to the date six months following the maturity of the Credit Agreement, (ii) extends the maturity date of the credit facility from July 29, 2015 to the earlier to occur of, inter alia, February 29, 2017, and, unless previously refinanced, the date that is six months prior to the maturity of the senior unsecured notes (giving effect to any extensions thereof), (iii) provides that the unused commitment fee margin will be either 0.50% or 0.375%, depending on the ratio of the average of the daily closing balances of the aggregate revolving loans, swing line loans and letters of credit outstanding during each month to the aggregate commitments for the revolving loans, swing line loans and letters of credit, (iv) lowers the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 1.00% to 1.50% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, (v) lowers the margin applicable to the letter of credit fee to between 2.00% and 2.50%, depending on the leverage ratio, and (vi) adds provisions whereby the Company represents that it, its subsidiaries and other related parties are in compliance with federal anti-terrorism laws and regulations. Total transaction costs on the Amendment totaled approximately $0.8 million.

The credit facility continues to provide, among other things, a $320.0 million senior secured asset based revolver, which includes a $30.0 million letter of credit facility and a $130.0 million incremental facility. In addition, the borrowers under the credit facility remain the same, the credit facility remains secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries continue to provide a guaranty of the obligations under the credit facility. The credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $40.0 million (as adjusted if the incremental facility is exercised). The credit facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40 million (as adjusted if the incremental facility is exercised). As of March 31, 2012, we were in compliance with our financial covenants under the senior secured credit facility.

At March 31, 2012, the interest rate on the senior secured credit facility was based on a 3.25% U.S. Prime Rate plus 100 basis points, or 4.25%. At April 27, 2012, we had $280.2 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit.

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

The indenture governing our senior secured notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidation; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. At April 27, 2012, we were in compliance with these covenants.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2012 were approximately $47.9 million, including $17.9 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2012 were approximately $9.4 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. As of April 27, 2012, we had $280.2 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit.

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

Seasonality

Although we believe our business is not materially impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities. Adverse weather has a seasonal impact in parts of our Intermountain region, particularly in the winter months.

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

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Typically, parts and service activities are typically less affected by changes in demand caused by seasonality.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At March 31, 2012, we had total borrowings under our senior secured credit facility of $22.4 million. A 1.0% increase in the interest rate on the senior secured credit facility would result in approximately a $0.2 million increase in interest expense on an annualized basis. At April 27, 2012, we had $280.2 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of December 31, 2011 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2012, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 1.01 Entry into a material definitive agreement.

Effective as of April 30, 2012, we entered into an Agreement to the Consulting Agreement, dated April 30, 2007 between the Company and Gary W. Bagley, the Chairman of our Board (the “Amendment”, and the consulting agreement as amended, the “Consulting Agreement”). The Amendment extends the term of Mr. Bagley’s engagement as a consultant through December 31, 2012 and provides that either party may terminate the Consulting Agreement upon sixty days notice to the other party. The other duties and obligations under the original agreement remain the same.

Item 6. Exhibits.

10.1	Amended Consulting Agreement, dated April 30, 2012, between H&E Equipment Services, Inc. and Gary W. Bagley (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: May 3, 2012	By:	/s/ JOHN M. ENGQUIST
John M. Engquist
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2012	By:	/s/ LESLIE S. MAGEE
Leslie S. Magee
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amended Consulting Agreement, dated April 30, 2012, between H&E Equipment Services, Inc. and Gary W. Bagley (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).