Form 10-Q
period 2012-06-30
H&E Equipment Services, Inc.
filed 2012-08-02
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of July 27, 2012, there were 35,144,327 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

June 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$3,692	$24,215
Receivables, net of allowance for doubtful accounts of $5,051 and $5,581, respectively	107,953	105,339
Inventories, net of reserves for obsolescence of $741 and $861, respectively	109,455	65,151
Prepaid expenses and other assets	5,515	5,223
Rental equipment, net of accumulated depreciation of $287,984 and $281,493, respectively	518,425	450,877
Property and equipment, net of accumulated depreciation and amortization of $65,431 and $62,050, respectively	75,283	62,775
Deferred financing costs, net of accumulated amortization of $12,513 and $11,844, respectively	5,754	5,640
Intangible assets, net of accumulated amortization of $771 and $722, respectively	17	66
Goodwill	33,046	34,019

Total assets	$859,140	$753,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$71,263	$16,055
Accounts payable	81,395	63,006
Manufacturer flooring plans payable	64,050	58,318
Accrued expenses payable and other liabilities	48,304	38,490
Senior unsecured notes	250,000	250,000
Capital leases payable	2,527	2,605
Deferred income taxes	60,235	58,616
Deferred compensation payable	1,944	2,008

Total liabilities	579,718	489,098

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,814,509 and 38,808,941 shares issued at June 30, 2012 and December 31, 2011, respectively and 35,050,858 and 35,084,737 shares outstanding at June 30, 2012 and December 31, 2011, respectively	387	387
Additional paid-in capital	211,778	210,695
Treasury stock at cost, 3,763,651 and 3,724,204 shares of common stock held at June 30, 2012 and December 31, 2011, respectively	(57,175)	(56,884)
Retained earnings	124,432	110,009

Total stockholders’ equity	279,422	264,207

Total liabilities and stockholders’ equity	$859,140	$753,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Equipment rentals	$70,504	$55,772	$130,133	$104,250
New equipment sales	64,704	57,913	105,701	87,086
Used equipment sales	23,588	23,066	50,110	38,483
Parts sales	24,725	24,942	48,103	46,519
Services revenues	13,879	13,244	27,179	25,881
Other	11,624	9,398	21,463	17,024

Total revenues	209,024	184,335	382,689	319,243

Cost of revenues:
Rental depreciation	24,763	21,507	47,577	42,070
Rental expense	12,253	11,569	23,796	22,308
New equipment sales	57,633	51,118	93,578	77,148
Used equipment sales	16,405	18,058	35,027	29,620
Parts sales	17,805	18,261	34,734	34,101
Services revenues	5,168	5,137	10,292	10,048
Other	10,762	10,890	20,799	21,037

Total cost of revenues	144,789	136,540	265,803	236,332

Gross profit	64,235	47,795	116,886	82,911

Selling, general and administrative expenses	41,399	37,546	82,102	75,639
Gain on sales of property and equipment, net	641	52	964	149

Income from operations	23,477	10,301	35,748	7,421

Other income (expense):
Interest expense	(6,973)	(7,178)	(13,843)	(14,385)
Other, net	151	185	508	508

Total other expense, net	(6,822)	(6,993)	(13,335)	(13,877)

Income (loss) before provision for income taxes	16,655	3,308	22,413	(6,456)
Provision (benefit) for income taxes	6,187	619	7,990	(2,672)

Net income (loss)	$10,468	$2,689	$14,423	$(3,784)

Net income (loss) per common share:
Basic	$0.30	$0.08	$0.41	$(0.11)

Diluted	$0.30	$0.08	$0.41	$(0.11)

Weighted average common shares outstanding:
Basic	34,838	34,725	34,822	34,713

Diluted	34,964	34,906	34,957	34,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$14,423	$(3,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	6,538	6,247
Depreciation on rental equipment	47,577	42,070
Amortization of loan discounts and deferred financing costs	669	694
Amortization of intangible assets	50	247
Provision for losses on accounts receivable	1,731	1,451
Provision for inventory obsolescence	31	139
(Increase) decrease in deferred income taxes	1,619	(2,770)
Stock-based compensation expense	797	660
Gain on sales of property and equipment, net	(964)	(149)
Gain on sales of rental equipment, net	(14,359)	(8,194)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	972	—
Changes in operating assets and liabilities:
Receivables, net	(4,345)	126
Inventories, net	(70,113)	(30,036)
Prepaid expenses and other assets	(292)	459
Accounts payable	18,389	(3,925)
Manufacturer flooring plans payable	5,732	(8,592)
Accrued expenses payable and other liabilities	9,814	711
Deferred compensation payable	(64)	(28)

Net cash provided by (used in) operating activities	18,205	(4,674)

Cash flows from investing activities:
Purchases of property and equipment	(19,422)	(6,293)
Purchases of rental equipment	(119,574)	(54,333)
Proceeds from sales of property and equipment	1,340	260
Proceeds from sales of rental equipment	44,586	26,887

Net cash used in investing activities	(93,070)	(33,479)

Cash flows from financing activities:
Purchases of treasury stock	(291)	(461)
Excess tax benefit (deficiency) from stock-based awards	286	—
Borrowings on senior secured credit facility	462,578	170,540
Payments on senior secured credit facility	(407,370)	(155,316)
Payments of deferred financing costs	(783)	—
Payments of capital lease obligations	(78)	(73)

Net cash provided by financing activities	54,342	14,690

Net decrease in cash	(20,523)	(23,463)
Cash, beginning of period	24,215	29,149

Cash, end of period	$3,692	$5,686

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2012	2011
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$25,778	$25,294

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,096	$13,699

Income taxes paid, net of refunds received	$319	$(1,850)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011, from which the balance sheet amounts as of December 31, 2011 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. During the three and six month periods ended June 30, 2012, there were no significant changes to those accounting policies.

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

	June 30, 2012
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.75%	$64,050	$56,532
Senior unsecured notes with interest compounded at 8.375%	250,000	255,000
Capital lease payable with interest computed at 5.929% to 9.55%	2,527	1,965
Letters of credit	—	130

	December 31, 2011
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.38%	$58,318	$52,069
Senior unsecured notes with interest compounded at 8.375%	250,000	252,500
Capital lease payable with interest computed at 5.929% to 9.55%	2,605	1,839
Letters of credit	—	192

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2012 (amounts in thousands, except share data):

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2011	38,808,941	$387	$210,695	$(56,884)	$110,009	$264,207
Stock-based compensation	—	—	797	—	—	797
Tax benefits associated with stock-based awards	—	—	286	—	—	286
Issuance of non-vested restricted common stock	5,568	—	—	—	—	—
Repurchases of 35,982 shares of restricted common stock	—	—	—	(291)	—	(291)
Net income	—	—	—		14,423	14,423

Balances at June 30, 2012	38,814,509	$387	$211,778	$(57,175)	$124,432	$279,422

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,823,511 shares as of June 30, 2012.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2011	278,634	$10.77
Granted	5,568	$16.18
Vested	(118,485)	$8.06
Forfeited	(3,465)	$10.87

Non-vested stock at June 30, 2012	162,252	$12.93

As of June 30, 2012, we had unrecognized compensation expense of approximately $1.3 million related to non-vested stock that we expect to be recognized over a weighted-average period of 2.0 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense	$465	$362	$797	$660

Stock Options

At June 30, 2012, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2011	51,000	$24.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at June 30, 2012	51,000	$24.80	4.0

Options exercisable at June 30, 2012	51,000	$24.80	4.0

The closing price of our common stock on June 30, 2012 was $15.03. All options outstanding at June 30, 2012 have grant date fair values which exceed the June 30, 2012 closing stock price.

(6) Income (Loss) per Share

Income (loss) per common share for the three and six months ended June 30, 2012 and 2011 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2012 and 2011 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic net income (loss) per share:
Net income (loss)	$10,468	$2,689	$14,423	$(3,784)
Weighted average number of shares of common stock outstanding	34,838	34,725	34,822	34,713

Net income (loss) per share of common stock – basic	$0.30	$0.08	$0.41	$(0.11)

Diluted net income (loss) per share:
Net income (loss)	$10,468	$2,689	$14,423	$(3,784)
Weighted average number of shares of common stock outstanding	34,838	34,725	34,822	34,713
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested restricted stock	126	181	135	—

Weighted average number of shares of common stock outstanding – diluted	34,964	34,906	34,957	34,713

Net income (loss) per share of common stock – diluted	$0.30	$0.08	$0.41	$(0.11)

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51	51

Non-vested restricted stock	4	—	2	209

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Equipment rentals	$70,504	$55,772	$130,133	$104,250
New equipment sales	64,704	57,913	105,701	87,086
Used equipment sales	23,588	23,066	50,110	38,483
Parts sales	24,725	24,942	48,103	46,519
Services revenues	13,879	13,244	27,179	25,881

Total segmented revenues	197,400	174,937	361,226	302,219
Non-segmented revenues	11,624	9,398	21,463	17,024

Total revenues	$209,024	$184,335	$382,689	$319,243

Gross Profit (Loss):
Equipment rentals	$33,488	$22,696	$58,760	$39,872
New equipment sales	7,071	6,795	12,123	9,938
Used equipment sales	7,183	5,008	15,083	8,863
Parts sales	6,920	6,681	13,369	12,418
Services revenues	8,711	8,107	16,887	15,833

Total segmented gross profit	63,373	49,287	116,222	86,924
Non-segmented gross profit (loss)	862	(1,492)	664	(4,013)

Total gross profit	$64,235	$47,795	$116,886	$82,911

	Balances at
	June 30, 2012	December 31, 2011
Segment identified assets:
Equipment sales	$94,051	$52,572
Equipment rentals	518,425	450,877
Parts and services	15,404	12,579

Total segment identified assets	627,880	516,028
Non-segment identified assets	231,260	237,277

Total assets	$859,140	$753,305

The Company operates primarily in the United States and our sales to international customers for the three and six month periods ended June 30, 2012 were 5.5% and 3.8%, respectively, of total revenues compared to 1.4% and 3.4% for the three and six month periods ended June 30, 2011. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$3,692	$—	$—	$3,692
Receivables, net	94,177	13,776	—	107,953
Inventories, net	92,301	17,154	—	109,455
Prepaid expenses and other assets	5,374	141	—	5,515
Rental equipment, net	426,422	92,003	—	518,425
Property and equipment, net	63,501	11,782	—	75,283
Deferred financing costs, net	5,754	—	—	5,754
Intangible assets, net	—	17	—	17
Investment in guarantor subsidiaries	(25,991)	—	25,991	—
Goodwill	3,520	29,526	—	33,046

Total assets	$668,750	$164,399	$25,991	$859,140

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$71,263	$—	$—	$71,263
Accounts payable	75,189	6,206	—	81,395
Manufacturer flooring plans payable	63,456	594	—	64,050
Accrued expenses payable and other liabilities	47,616	688	—	48,304
Intercompany balances	(180,375)	180,375	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,527	—	2,527
Deferred income taxes	60,235	—	—	60,235
Deferred compensation payable	1,944	—	—	1,944

Total liabilities	389,328	190,390	—	579,718
Stockholders’ equity (deficit)	279,422	(25,991)	25,991	279,422

Total liabilities and stockholders’ equity	$668,750	$164,399	$25,991	$859,140

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$24,215	$—	$—	$24,215
Receivables, net	93,840	11,499	—	105,339
Inventories, net	55,052	10,099	—	65,151
Prepaid expenses and other assets	5,098	125	—	5,223
Rental equipment, net	366,568	84,309	—	450,877
Property and equipment, net	52,021	10,754	—	62,775
Deferred financing costs, net	5,640	—	—	5,640
Intangible assets, net	—	66	—	66
Investment in guarantor subsidiaries	(25,142)	—	25,142	—
Goodwill	4,493	29,526	—	34,019

Total assets	$581,785	$146,378	$25,142	$753,305

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$16,055	$—	$—	$16,055
Accounts payable	59,095	3,911	—	63,006
Manufacturer flooring plans payable	58,249	69	—	58,318
Accrued expenses payable and other liabilities	37,786	704	—	38,490
Intercompany balances	(164,231)	164,231	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,605	—	2,605
Deferred income taxes	58,616	—	—	58,616
Deferred compensation payable	2,008	—	—	2,008

Total liabilities	317,578	171,520	—	489,098
Stockholders’ equity (deficit)	264,207	(25,142)	25,142	264,207

Total liabilities and stockholders’ equity	$581,785	$146,378	$25,142	$753,305

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$57,600	$12,904	$—	$70,504
New equipment sales	55,091	9,613	—	64,704
Used equipment sales	18,722	4,866	—	23,588
Parts sales	20,956	3,769	—	24,725
Services revenues	11,987	1,892	—	13,879
Other	9,527	2,097	—	11,624

Total revenues	173,883	35,141	—	209,024

Cost of revenues:
Rental depreciation	19,953	4,810	—	24,763
Rental expense	9,775	2,478	—	12,253
New equipment sales	48,980	8,653	—	57,633
Used equipment sales	12,819	3,586	—	16,405
Parts sales	15,104	2,701	—	17,805
Services revenues	4,510	658	—	5,168
Other	8,639	2,123	—	10,762

Total cost of revenues	119,780	25,009	—	144,789

Gross profit (loss):
Equipment rentals	27,872	5,616	—	33,488
New equipment sales	6,111	960	—	7,071
Used equipment sales	5,903	1,280	—	7,183
Parts sales	5,852	1,068	—	6,920
Services revenues	7,477	1,234	—	8,711
Other	888	(26)	—	862

Gross profit	54,103	10,132	—	64,235

Selling, general and administrative expenses	34,456	6,943	—	41,399
Equity in earnings of guarantor subsidiaries	836	—	(836)	—
Gain on sales of property and equipment, net	625	16	—	641

Income from operations	21,108	3,205	(836)	23,477

Other income (expense):
Interest expense	(4,586)	(2,387)	—	(6,973)
Other, net	133	18	—	151

Total other expense, net	(4,453)	(2,369)	—	(6,822)

Income before income taxes	16,655	836	(836)	16,655
Income tax expense	6,187	—	—	6,187

Net income	$10,468	$836	$(836)	$10,468

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2011
	H&E Equipment Services, Inc.	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$44,675	$11,097	$—	$55,772
New equipment sales	51,271	6,642	—	57,913
Used equipment sales	19,503	3,563	—	23,066
Parts sales	20,990	3,952	—	24,942
Services revenues	11,632	1,612	—	13,244
Other	7,704	1,694	—	9,398

Total revenues	155,775	28,560	—	184,335

Cost of revenues:
Rental depreciation	16,881	4,626	—	21,507
Rental expense	9,341	2,228	—	11,569
New equipment sales	45,276	5,842	—	51,118
Used equipment sales	15,059	2,999	—	18,058
Parts sales	15,371	2,890	—	18,261
Services revenues	4,592	545	—	5,137
Other	8,574	2,316	—	10,890

Total cost of revenues	115,094	21,446	—	136,540

Gross profit (loss):
Equipment rentals	18,453	4,243	—	22,696
New equipment sales	5,995	800	—	6,795
Used equipment sales	4,444	564	—	5,008
Parts sales	5,619	1,062	—	6,681
Services revenues	7,040	1,067	—	8,107
Other	(870)	(622)	—	(1,492)

Gross profit	40,681	7,114	—	47,795

Selling, general and administrative expenses	31,402	6,144	—	37,546
Equity in loss of guarantor subsidiaries	(1,346)	—	1,346	—
Gain on sales of property and equipment, net	35	17	—	52

Income from operations	7,968	987	1,346	10,301

Other income (expense):
Interest expense	(4,839)	(2,339)	—	(7,178)
Other, net	179	6	—	185

Total other expense, net	(4,660)	(2,333)	—	(6,993)

Income (loss) before income taxes	3,308	(1,346)	1,346	3,308
Income tax expense	619	—	—	619

Net income (loss)	$2,689	$(1,346)	$1,346	$2,689

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$106,886	$23,247	$—	$130,133
New equipment sales	92,401	13,300	—	105,701
Used equipment sales	39,739	10,371	—	50,110
Parts sales	40,751	7,352	—	48,103
Services revenues	23,485	3,694	—	27,179
Other	17,652	3,811	—	21,463

Total revenues	320,914	61,775	—	382,689

Cost of revenues:
Rental depreciation	38,351	9,226	—	47,577
Rental expense	19,097	4,699	—	23,796
New equipment sales	81,656	11,922	—	93,578
Used equipment sales	27,086	7,941	—	35,027
Parts sales	29,487	5,247	—	34,734
Services revenues	9,009	1,283	—	10,292
Other	16,678	4,121	—	20,799

Total cost of revenues	221,364	44,439	—	265,803

Gross profit (loss):
Equipment rentals	49,438	9,322	—	58,760
New equipment sales	10,745	1,378	—	12,123
Used equipment sales	12,653	2,430	—	15,083
Parts sales	11,264	2,105	—	13,369
Services revenues	14,476	2,411	—	16,887
Other	974	(310)	—	664

Gross profit	99,550	17,336	—	116,886

Selling, general and administrative expenses	68,277	13,825	—	82,102
Equity in loss of guarantor subsidiaries	(849)	—	849	—
Gain on sales of property and equipment, net	786	178	—	964

Income from operations	31,210	3,689	849	35,748

Other income (expense):
Interest expense	(9,275)	(4,568)	—	(13,843)
Other, net	478	30	—	508

Total other expense, net	(8,797)	(4,538)	—	(13,335)

Income (loss) before income taxes	22,413	(849)	849	22,413
Income tax expense	7,990	—	—	7,990

Net income (loss)	$14,423	$(849)	$849	$14,423

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2011
	H&E Equipment Services, Inc.	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$83,748	$20,502	$—	$104,250
New equipment sales	75,925	11,161	—	87,086
Used equipment sales	31,823	6,660	—	38,483
Parts sales	39,299	7,220	—	46,519
Services revenues	22,777	3,104	—	25,881
Other	13,922	3,102	—	17,024

Total revenues	267,494	51,749	—	319,243

Cost of revenues:
Rental depreciation	32,989	9,081	—	42,070
Rental expense	18,074	4,234	—	22,308
New equipment sales	67,296	9,852	—	77,148
Used equipment sales	24,175	5,445	—	29,620
Parts sales	28,834	5,267	—	34,101
Services revenues	8,998	1,050	—	10,048
Other	16,548	4,489	—	21,037

Total cost of revenues	196,914	39,418	—	236,332

Gross profit (loss):
Equipment rentals	32,685	7,187	—	39,872
New equipment sales	8,629	1,309	—	9,938
Used equipment sales	7,648	1,215	—	8,863
Parts sales	10,465	1,953	—	12,418
Services revenues	13,779	2,054	—	15,833
Other	(2,626)	(1,387)	—	(4,013)

Gross profit	70,580	12,331	—	82,911

Selling, general and administrative expenses	62,839	12,800	—	75,639
Equity in loss of guarantor subsidiaries	(5,061)	—	5,061	—
Gain on sales of property and equipment, net	128	21	—	149

Income (loss) from operations	2,808	(448)	5,061	7,421

Other income (expense):
Interest expense	(9,760)	(4,625)	—	(14,385)
Other, net	496	12	—	508

Total other expense, net	(9,264)	(4,613)	—	(13,877)

Loss before income taxes	(6,456)	(5,061)	5,061	(6,456)
Income tax benefit	(2,672)	—	—	(2,672)

Net loss	$(3,784)	$(5,061)	$5,061	$(3,784)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$14,423	$(849)	$849	$14,423
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	5,663	875	—	6,538
Depreciation on rental equipment	38,351	9,226	—	47,577
Amortization of loan discounts and deferred financing costs	669	—	—	669
Amortization of intangible assets	—	50	—	50
Provision for losses on accounts receivable	1,203	528	—	1,731
Provision for inventory obsolescence	31	—	—	31
Provision for deferred income taxes	1,619	—	—	1,619
Stock-based compensation expense	797	—	—	797
Gain on sales of property and equipment, net	(786)	(178)	—	(964)
Gain on sales of rental equipment, net	(11,965)	(2,394)	—	(14,359)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	972	—	—	972
Equity in loss of guarantor subsidiaries	849	—	(849)	—
Changes in operating assets and liabilities:
Receivables, net	(1,540)	(2,805)	—	(4,345)
Inventories, net	(59,008)	(11,105)	—	(70,113)
Prepaid expenses and other assets	(275)	(17)	—	(292)
Accounts payable	16,094	2,295	—	18,389
Manufacturer flooring plans payable	5,207	525	—	5,732
Accrued expenses payable and other liabilities	9,830	(16)	—	9,814
Intercompany balances	(16,144)	16,144	—	—
Deferred compensation payable	(64)	—	—	(64)

Net cash provided by operating activities	5,926	12,279	—	18,205

Cash flows from investing activities:
Purchases of property and equipment	(17,575)	(1,847)	—	(19,422)
Purchases of rental equipment	(99,181)	(20,393)	—	(119,574)
Proceeds from sales of property and equipment	1,218	122	—	1,340
Proceeds from sales of rental equipment	34,669	9,917	—	44,586

Net cash used in investing activities	(80,869)	(12,201)	—	(93,070)

Cash flows from financing activities:
Purchases of treasury stock	(291)	—	—	(291)
Excess tax benefit (deficiency) from stock-based awards	286	—	—	286
Borrowings on senior secured credit facility	462,578	—	—	462,578
Payments on senior secured credit facility	(407,370)	—	—	(407,370)
Payments of deferred financing costs	(783)	—	—	(783)
Payments on capital lease obligations	—	(78)	—	(78)

Net cash provided by (used in) financing activities	54,420	(78)	—	54,342

Net decrease in cash	(20,523)	—	—	(20,523)
Cash, beginning of period	24,215	—	—	24,215

Cash, end of period	$3,692	$—	$—	$3,692

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2011
	H&E Equipment Services, Inc.	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(3,784)	$(5,061)	$5,061	$(3,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	5,232	1,015	—	6,247
Depreciation on rental equipment	32,989	9,081	—	42,070
Amortization of loan discounts and deferred financing costs	694	—	—	694
Amortization of intangible assets	—	247	—	247
Provision for losses on accounts receivable	1,803	(352)	—	1,451
Provision for inventory obsolescence	139	—	—	139
Decrease in deferred income taxes	(2,770)	—	—	(2,770)
Stock-based compensation expense	660	—	—	660
Gain on sales of property and equipment, net	(128)	(21)	—	(149)
Gain on sales of rental equipment, net	(6,961)	(1,233)	—	(8,194)
Equity in loss of guarantor subsidiaries	5,061	—	(5,061)	—
Changes in operating assets and liabilities:
Receivables, net	3,122	(2,996)	—	126
Inventories, net	(25,186)	(4,850)	—	(30,036)
Prepaid expenses and other assets	431	28	—	459
Accounts payable	(3,670)	(255)	—	(3,925)
Manufacturer flooring plans payable	(8,626)	34	—	(8,592)
Accrued expenses payable and other liabilities	441	270	—	711
Intercompany balances	(12,122)	12,122	—	—
Deferred compensation payable	(28)	—	—	(28)

Net cash provided by (used in) operating activities	(12,703)	8,029	—	(4,674)

Cash flows from investing activities:
Purchases of property and equipment	(5,315)	(978)	—	(6,293)
Purchases of rental equipment	(41,510)	(12,823)	—	(54,333)
Proceeds from sales of property and equipment	200	60	—	260
Proceeds from sales of rental equipment	21,102	5,785	—	26,887

Net cash used in investing activities	(25,523)	(7,956)	—	(33,479)

Cash flows from financing activities:
Purchases of treasury stock	(461)	—	—	(461)
Borrowings on senior secured credit facility	170,540	—	—	170,540
Payments on senior secured credit facility	(155,316)	—	—	(155,316)
Payments on capital lease obligations	—	(73)	—	(73)

Net cash provided by (used in) financing activities	14,763	(73)	—	14,690

Net decrease in cash	(23,463)	—	—	(23,463)
Cash, beginning of period	29,149	—	—	29,149

Cash, end of period	$5,686	$—	$—	$5,686

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2012, and its results of operations for the three and six month periods ended June 30, 2012, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of July 27, 2012, we operated 64 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the six months ended June 30, 2012. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six month period ended June 30, 2012, approximately 34.0% of our total revenues were attributable to equipment rentals, 27.6% of our total revenues were attributable to new equipment sales, 13.1% were attributable to used equipment sales, 12.6% were attributable to parts sales, 7.1% were attributable to our services revenues and 5.6% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2012, our total cost of revenues was approximately $265.8 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2012, our selling, general and administrative expenses were $82.1 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

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

Rental Fleet

A significant portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2012 was $518.4 million, or approximately 60.3% of our total assets. Our rental fleet as of June 30, 2012, consisted of 19,453 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $809.3 million. As of June 30, 2012, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	13,289	68.3%	$486.4	60.1%	48.8
Cranes	370	1.9%	105.7	13.1%	40.0
Earthmoving	1,879	9.7%	156.7	19.3%	22.1
Industrial Lift Trucks	644	3.3%	24.4	3.0%	25.2
Other	3,271	16.8%	36.1	4.5%	20.1

Total	19,453	100.0%	$809.3	100.0%	40.4

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

The original acquisition cost of our gross rental fleet increased by approximately $72.7 million, or 9.9%, during the six month period ended June 30, 2012. The average age of our rental fleet equipment decreased by approximately 2.9 months during the six month period ended June 30, 2012.

Our average rental rates for the six month period ended June 30, 2012 were 10.6% higher than the comparative six month period ended June 30, 2011 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the six month period ended June 30, 2012 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•

Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. Adverse weather also has a seasonal impact in parts of our Intermountain region, particularly in the winter months.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 34 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six month periods ended June 30, 2012 and 2011. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

During the years ended December 31, 2010 and 2009, our revenues and gross profits/margins were negatively impacted by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins trended downward from the year ended December 31, 2006 through December 31, 2010, the rate of total gross profit margin decline was the most significant during the year ended December 31, 2009 and in the first quarter of 2010, as a result of the above factors. However, during the second, third and fourth quarters of 2010, as well as the 2011 fiscal year and first two quarters of 2012, our operating segments generally realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative quarterly basis. We cannot forecast with certainty whether these recent gross profit margin improvements are indicative of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any other declines, or whether our responses to any ongoing or future unfavorable business conditions will be meaningful in mitigating or reversing the prior gross profit margin declines.

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues.

	Three Months Ended June 30,		Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	2012	2011
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$70,504	$55,772	$14,732	26.4%
New equipment sales	64,704	57,913	6,791	11.7%
Used equipment sales	23,588	23,066	522	2.3%
Parts sales	24,725	24,942	(217)	(0.9)%
Services revenues	13,879	13,244	635	4.8%
Non-Segmented revenues	11,624	9,398	2,226	23.7%

Total revenues	$209,024	$184,335	$24,689	13.4%

Total Revenues. Our total revenues were $209.0 million for the three month period ended June 30, 2012 compared to $184.3 million for the same three month period in 2011, an increase of $24.7 million, or 13.4%. Revenues for all reportable segments and non-segmented revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended June 30, 2012 increased $14.7 million, or 26.4%, to $70.5 million from $55.8 million in the same three month period in 2011. Rental revenues from aerial work platforms increased approximately $8.8 million, while rental revenues from cranes increased $1.5 million. Other equipment rentals increased $3.1 million and lift truck rental revenues and earthmoving equipment rental revenues increased $0.8 million and $0.6 million, respectively. Our average rental rates for the three month period ended June 30, 2012 increased 11.0% compared to the three month period ended June 30, 2011 and increased 5.0% compared to the previous three month period ended March 31, 2012.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2012 improved to 35.6% compared to 31.0% in the same three month period in 2011, an increase of approximately 4.6%. The increase in comparative rental equipment dollar utilization was the result of a 1.6% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), combined with a 11.0% increase in average rental rates in the comparative period. Rental equipment time utilization based on the number of rental equipment units available for rent was 68.7% for the three month period ended June 30, 2012 compared to 67.1% for the same three month period in 2011. Rental equipment time utilization as a percentage of original equipment cost was 73.5% for the three month period ended June 30, 2012 compared to 70.0% for the three month period ended June 30, 2011, an increase of 3.5%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2012 increased $6.8 million, or 11.7%, to $64.7 million from $57.9 million for the three month period ended June 30, 2011. Sales of new cranes increased $5.4 million and sales of new aerial work platform equipment increased $1.3 million. Sales of new earthmoving equipment increased $0.1 million, while sales of other equipment decreased approximately $0.1 million.

Used Equipment Sales Revenues. Our used equipment sales increased $0.5 million, or 2.3%, to $23.6 million for the three month period ended June 30, 2012, from $23.1 million for the same three month period in 2011. Sales of used aerial work platform equipment increased approximately $1.6 million and sales of used other equipment and used lift trucks increased $0.6 million and $0.3 million, respectively. These increases were partially offset by a decrease in sales of used cranes and used earthmoving equipment of $1.1 million and $0.8 million, respectively.

Parts Sales Revenues. Our parts sales decreased $0.2 million, or 0.9%, to $24.7 million for the three month period ended June 30, 2012 from $24.9 million for the same three month period in 2011.

Services Revenues. Our services revenues for the three month period ended June 30, 2012 increased $0.6 million, or 4.8%, to $13.9 million from approximately $13.2 million for the same three month period last year. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended June 30, 2012, our other revenues were $11.6 million, an increase of $2.2 million, or 23.7%, from $9.4 million in the same three month period in 2011. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.

Gross Profit.

	Three Months Ended June 30,		Total Dollar Change Increase	Total Percentage Change Increase
	2012	2011
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$33,488	$22,696	$10,792	47.6%
New equipment sales	7,071	6,795	276	4.1%
Used equipment sales	7,183	5,008	2,175	43.4%
Parts sales	6,920	6,681	239	3.6%
Services revenues	8,711	8,107	604	7.5%
Non-Segmented revenues	862	(1,492)	2,354	157.8%

Total gross profit	$64,235	$47,795	$16,440	34.4%

Total Gross Profit. Our total gross profit was approximately $64.2 million for the three month period ended June 30, 2012 compared to $47.8 million for the same three month period in 2011, an increase of $16.4 million, or 34.4%. Total gross profit margin for the three month period ended June 30, 2012 was 30.7%, an increase of 4.8% from the 25.9% gross profit margin for the same three month period in 2011. Gross profit (loss) and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended June 30, 2012 increased $10.8 million, or 47.6%, to $33.5 million from $22.7 in the same three month period in 2011. The increase in equipment rentals gross profit was the result of a $14.7 million increase in rental revenues for the three month period ended June 30, 2012, which was partially offset by a $0.7 million increase in rental expenses and a $3.3 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2012 compared to 2011. As a percentage of equipment rental revenues, rental expenses were 17.4% for the three month period ended June 30, 2012 compared to 20.7% for the three month period ended June 30, 2011 and depreciation expense was 35.1% for the three month period ended June 30, 2012 compared to 38.6% for the same three month period in 2011. These percentage decreases were primarily attributable to the increase in comparative rental revenues.

Gross profit margin on equipment rentals for the three month period ended June 30, 2012 was approximately 47.5%, up 6.8% from 40.7% for the comparable period in 2011. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from improved utilization and higher average rental rates, combined with the decreases in depreciation expenses and rental expenses as a percentage of equipment rental revenues for the three month period ended June 30, 2012 compared to same period last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2012 increased approximately $0.3 million, or 4.1%, to $7.1 million compared to $6.8 million for the same three month period in 2011 on a total new equipment sales increase of $6.8 million. Gross profit margin on new equipment sales for the three month period ended June 30, 2012 was 10.9%, a decrease of approximately 1.8% from 11.7% in the same three month period in 2011, primarily reflecting lower margins on new crane sales resulting from the product mix of new cranes sold and lower margins on new earthmoving equipment sales resulting from the product mix of new earthmoving equipment sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2012 increased $2.2 million, or 43.4%, to $7.2 million from $5.0 million in the same period in 2011 on a used equipment sales increase of $0.5 million. Gross profit margin on used equipment sales for the three month period ended June 30, 2012 was 30.5%, up 8.8% from 21.7% for the same three month period in 2011, primarily as a result of the improved margins on used aerial high lift equipment and used earthmoving equipment. Our used equipment sales from the rental fleet, which comprised approximately 88.7% and 65.3% of our used equipment sales for the three month periods ended June 30, 2012 and 2011, respectively, were approximately 148.9% and 145.0% of net book value for the three month periods ended June 30, 2012 and 2011, respectively.

Parts Sales Gross Profit. For the three month period ended June 30, 2012, our parts sales revenue gross profit increased $0.2 million, or 3.6%, to $6.9 million from $6.7 million for the same three month period in 2011 on a $0.2 million decrease in parts sales revenues. Gross profit margin for the three month period ended June 30, 2012 was 28.0%, an increase of 1.2% from 26.8% in the same three month period in 2011, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended June 30, 2012, our services revenues gross profit increased $0.6 million, or 7.5%, to $8.7 million from $8.1 million for the same three month period in 2011 on a $0.6 million increase in services revenues. Gross profit margin for the three month period ended June 30, 2012 was 62.8%, up 1.6% from 61.2% in the same three month period in 2011 as a result of service revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues realized a gross profit of $0.9 million for the three month period ended June 30, 2012 compared to a gross loss of $1.5 million for the same period in 2011. On a gross margin basis, gross margin for the three month period ended June 30, 2012 was 7.4% compared to a gross loss margin of 15.9% for the same three month period last year, primarily reflective of the $2.2 million improvement in non-segmented other revenues for the comparative period and an increase in gross margins for these services in conjunction with the related improvements of our primary business activities.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $3.9 million, or 10.4%, to $41.4 million for the three month period ended June 30, 2012 compared to $37.5 million for the three month period ended June 30, 2011. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $3.2 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase from commission and incentive pay that resulted from higher rental and sales revenues. Stock-based compensation expense was approximately $0.5 million for the three month period ended June 30, 2012 and $0.4 million for the same three month period last year. Legal and professional fees increased $0.6 million in the current year period and bad debt expense increased $0.3 million. These increases were partially offset by a net $0.2 million decrease general corporate overhead costs. As a percentage of total revenues, SG&A expenses were 19.8% for the three month period ended June 30, 2012, a decrease of 0.6% from 20.4% for the same three month period in 2011, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the three month period ended June 30, 2012, our net other expenses decreased $0.2 million to $6.8 million compared to $7.0 million for the same three month period in 2011. The decrease was the result of a $0.2 million decrease in interest expense to $7.0 million for the three month period ended June 30, 2012 compared to $7.2 million for the same three month period in 2011. The decrease in interest expense is the net result of an approximately $0.5 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases and a $0.3 million increase in interest related costs on our senior secured credit facility.

Income Taxes. We recorded income tax expense of $6.2 million for the three month period ended June 30, 2012 compared to income tax expense of $0.6 million for the three month period ended June 30, 2011. Our effective income tax rate for the three month period ended June 30, 2012 was approximately 37.2% compared to approximately 18.7% for the three month period ended June 30, 2011. Our effective tax rate increased as a result of higher pre-tax income in relation to permanent differences. We also recorded a reduction of book goodwill of approximately $0.5 million for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2012 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues.

	Six Months Ended June 30,		Total Dollar Increase	Total Percentage Increase
	2012	2011
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$130,133	$104,250	$25,883	24.8%
New equipment sales	105,701	87,086	18,615	21.4%
Used equipment sales	50,110	38,483	11,627	30.2%
Parts sales	48,103	46,519	1,584	3.4%
Services revenues	27,179	25,881	1,298	5.0%
Non-Segmented revenues	21,463	17,024	4,439	26.1%

Total revenues	$382,689	$319,243	63,446	19.9%

Total Revenues. Our total revenues were $382.7 million for the six month period ended June 30, 2012 compared to $319.2 million for the same six month period in 2011, an increase of approximately $63.4 million, or 19.9%. Revenues for all reportable segments and non-segmented revenues increased and are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the six month period ended June 30, 2012 increased $25.9 million, or 24.8%, to $130.1 million from approximately $104.2 million in the same six month period in 2011. Rental revenues from aerial work platforms increased approximately $16.4 million, while rental revenues from cranes increased $2.8 million. Other equipment rentals increased $5.0 million, lift truck rental revenues increased $1.4 million, and earthmoving equipment rentals increased $0.3 million. Our average rental rates for the six month period ended June 30, 2012 increased 10.6% compared to the six month period ended June 30, 2011.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2012 improved to approximately 34.0% compared to 29.5% in the same six month period in 2011, an increase of 4.5%. The increase in comparative rental equipment dollar utilization was the result of a 3.2% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), combined with a 10.6% increase in average rental rates in the comparative period. Rental equipment time utilization based on the number of rental equipment units available for rent was 67.3% for the six month period ended June 30, 2012 compared to 64.1% for the same six month period in 2011. Rental equipment time utilization as a percentage of original equipment cost was 71.6% for the six month period ended June 30, 2012 compared to 67.4% for the six month period ended June 30, 2011, an increase of 4.2%.

New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2012 increased $18.6 million,

or 21.4%, to $105.7 million from $87.1 million for the six month period ended June 30, 2011. Sales of new cranes increased $20.9 million and sales of new aerial work platform equipment increased $1.4 million. These new equipment sales increases were partially offset by a decrease in sales of new earthmoving equipment of $3.4 million, new lift trucks of $0.1 million and other equipment of $0.2 million.

Used Equipment Sales Revenues. Our used equipment sales increased $11.6 million, or 30.2%, to $50.1 million for the six month period ended June 30, 2012, from $38.5 million for the same six month period in 2011. Sales of used earthmoving equipment increased $4.8 million, while used aerial work platform equipment and used crane sales increased $3.2 million and $1.9 million, respectively. Sales of used other equipment and used lift trucks increased $1.2 million and $0.5 million, respectively.

Parts Sales Revenues. Our parts sales increased $1.6 million, or 3.4%, to $48.1 million for the six month period ended June 30, 2012 from $46.5 million for the same six month period in 2011. The increase in parts revenues was due to a $1.8 million increase in parts sales resulting from higher demand for parts in the first quarter of the current year, which was partially offset by a $0.2 million decrease in parts sales in the current year second quarter.

Services Revenues. Our services revenues for the six month period ended June 30, 2012 increased $1.3 million, or 5.0%, to $27.2 million from $25.9 million for the same six month period last year. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six month period ended June 30, 2012, our other revenues were $21.5 million, an increase of $4.4 million, or 26.1%, from $17.0 million in the same six month period in 2011. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.

Gross Profit.

	Six Months Ended June 30,		Total Dollar Change Increase	Total Percentage Change Increase
	2012	2011
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$58,760	$39,872	$18,888	47.4%
New equipment sales	12,123	9,938	2,185	22.0%
Used equipment sales	15,083	8,863	6,220	70.2%
Parts sales	13,369	12,418	951	7.7%
Services revenues	16,887	15,833	1,054	6.7%
Non-Segmented revenues	664	(4,013)	4,677	116.5%

Total gross profit	$116,886	$82,911	$33,975	41.0%

Total Gross Profit. Our total gross profit was $116.9 million for the six month period ended June 30, 2012 compared to $82.9 million for the same six month period in 2011, an increase of $34.0 million, or 41.0%. Total gross profit margin for the six month period ended June 30, 2012 was 30.5%, an increase of 4.5% from the 26.0% gross profit margin for the same six month period in 2011. Gross profit (loss) and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six month period ended June 30, 2012 increased $18.9 million, or 47.4%, to $58.8 million from $39.9 million in the same six month period in 2011. The increase in equipment rentals gross profit was the result of a $25.9 million increase in rental revenues for the six month period ended June 30, 2012, which was partially offset by a $1.5 million increase in rental expenses and a $5.5 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2012 compared to 2011. As a percentage of equipment rental revenues, rental expenses were 18.3% for the six month period ended June 30, 2012 compared to 21.4% for the six month period ended June 30, 2011 and depreciation expense was 36.6% for the six month period ended June 30, 2012 compared to 40.4% for the same six month period in 2011. These percentage decreases were primarily attributable to the increase in comparative rental revenues.

Gross profit margin on equipment rentals for the six month period ended June 30, 2012 was approximately 45.2%, up 7.0% from 38.2% for the comparable period in 2011. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from improved utilization and higher average rental rates, combined with the decreases in depreciation expenses and rental expenses as a percentage of equipment rental revenues for the six month period ended June 30, 2012 compared to same period last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2012 increased approximately $2.2 million, or 22.0%, to $12.1 million compared to $9.9 million for the same six month period in 2011 on a total new equipment sales increase of $18.6 million. Gross profit margin on new equipment sales for the six month period ended June 30, 2012 was 11.5%, an increase of 0.1% from 11.4% in the same six month period in 2011.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2012 increased $6.2 million, or 70.2%, to $15.1 million from $8.9 million in the same period in 2011 on a used equipment sales increase of $11.6 million. Gross profit margin on used equipment sales for the six month period ended June 30, 2012 was 30.1%, up 7.1% from 23.0% for the same six month period in 2011, primarily as a result of improved margins of used aerial work platform equipment, used cranes and used earthmoving equipment. Our used equipment sales from the rental fleet, which comprised approximately 89.0% and 69.9% of our used equipment sales for the six month periods ended June 30, 2012 and 2011, respectively, were approximately 147.5% and 143.8% of net book value for the six month periods ended June 30, 2012 and 2011, respectively.

Parts Sales Gross Profit. For the six month period ended June 30, 2012, our parts sales revenue gross profit increased approximately $1.0 million, or 7.7%, to $13.4 million from $12.4 million for the same six month period in 2011 on a $1.6 million increase in parts sales revenues. Gross profit margin for the six month period ended June 30, 2012 was 27.8%, an increase of 1.1% from 26.7% in the same six month period in 2011, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the six month period ended June 30, 2012, our services revenues gross profit increased $1.1 million, or 6.7%, to $16.9 million from $15.8 million for the same six month period in 2011 on a $1.3 million increase in services revenues. Gross profit margin for the six month period ended June 30, 2012 was 62.1%, up 0.9% from 61.2% in the same six month period in 2011 as a result of service revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues realized a gross profit of approximately $0.7 million for the six month period ended June 30, 2012 compared to a gross loss of $4.0 million for the same period in 2011. On a gross margin basis, gross margin for the six month period ended June 30, 2012 was 3.1% compared to a gross loss margin of 23.6%, primarily reflective of the $4.4 million improvement in non-segmented other revenues.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $6.5 million, or 8.5%, to $82.1 million for the six month period ended June 30, 2012 compared to $75.6 million for the six month period ended June 30, 2011. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $4.9 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase from commission and incentive pay that resulted from higher rental and sales revenues. Stock-based compensation expense was $0.8 million for the six month period ended June 30, 2012 compared to $0.7 million for the same six month period last year. Legal and professional fees increased $0.6 million and bad debt expense increased $0.3 million. Promotional costs increased $0.2 million, while supplies and other corporate overhead expenses increased $0.5 million. As a percentage of total revenues, SG&A expenses were approximately 21.5% for the six month period ended June 30, 2012, a decrease of 2.2% from 23.7% for the same six month period in 2011, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the six month period ended June 30, 2012, our net other expenses decreased approximately $0.6 million to $13.3 million compared to $13.9 million for the same six month period in 2011. The decrease was the result of a $0.6 million decrease in interest expense to $13.8 million for the six month period ended June 30, 2012 compared to $14.4 million for the same six month period in 2011. The decrease in interest expense is the net result of an approximately $1.0 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases and a $0.5 million increase in interest related costs on our senior secured credit facility, reflecting increased average borrowings under the facility in the current year period.

Income Taxes. We recorded income tax expense of $8.0 million for the six month period ended June 30, 2012 compared to an income tax benefit of $2.7 million for the six month period ended June 30, 2011. Our effective income tax rate for the six month period ended June 30, 2012 was approximately 35.7% compared to approximately 41.4% for the six month period ended June 30, 2011. The decrease in our effective tax rate was the result of the impact of favorable permanent differences on pre-tax income for the six-month period ending June 30, 2012 compared to pre-tax loss for the six-month period ending June 30, 2011.

We also recorded a reduction of book goodwill of approximately $1.0 million in the six month period ended June 30, 2012 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2012 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the six month period ended June 30, 2012, the cash provided by our operating activities was $18.2 million. Our reported net income of $14.4 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $59.1 million. These cash flows from operating activities were also positively impacted by an $18.4 million increase in accounts payable, a $9.8 million increase in accrued expenses payable and other liabilities and a $5.7 million increase in manufacturing flooring plans payable. Offsetting these positive cash flows were an increase of $70.1 million in net inventories, a $4.3 million increase in net receivables, a $0.3 million increase in prepaid expenses and other assets and a $0.1 million decrease in deferred compensation payable.

For the six month period ended June 30, 2011, our cash provided by our operating activities was exceeded by our cash used in our operating activities, resulting in net cash used in our operating activities of $4.7 million. Our reported net loss of $3.8 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $36.6 million. These cash flows from operating activities were also positively impacted by a $0.7 million increase in accrued expenses payable and other liabilities and a $0.5 million decrease in prepaid expenses and other assets. Offsetting these positive cash flows were an increase of $30.0 million in net inventories, a $3.9 million decrease in accounts payable, and an $8.6 million decrease in manufacturing flooring plans payable.

Cash flow from investing activities. For the six months ended June 30, 2012, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of $93.1 million. This use of cash was a net result of purchases of rental and non-rental equipment totaling $139.0 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $45.9 million.

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

Cash flow from financing activities. For the six month period ended June 30, 2012, cash provided by our financing activities was $54.3 million. Net borrowings under our senior secured credit facility totaled $55.2 million. Excess tax benefits realized from stock-based awards totaled $0.3 million. These positive cash flow was partially offset by payments of deferred financing costs of $0.8 million related to the first quarter Amendment to the senior secured credit facility, purchases of $0.3 million of treasury stock and $0.1 million of capital lease payments.

For the six month period ended June 30, 2011, cash provided by our financing activities was approximately $14.7 million, which included net borrowings under our senior secured credit facility of $15.2 million. We purchased approximately $0.5 million of treasury stock and made $0.1 million of capital lease payments for the six month period ended June 30, 2011.

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

The credit facility continues to provide, among other things, a $320.0 million senior secured asset based revolver, which includes a $30.0 million letter of credit facility and a $130.0 million incremental facility. In addition, the borrowers under the credit facility remain the same, the credit facility remains secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries continue to provide a guaranty of the obligations under the credit facility. The credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below $40.0 million (as adjusted if the incremental facility is exercised). The credit facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than $40 million (as adjusted if the incremental facility is exercised). As of June 30, 2012, we were in compliance with our financial covenants under the senior secured credit facility.

At June 30, 2012, the interest rate on the senior secured credit facility was based on a 3.25% U.S. Prime Rate plus 100 basis points, or 4.25% and LIBOR plus 200 basis points, or 2.48%. The weighted average interest rate at June 30, 2012 was 3.4%. At July 27, 2012, we had $205.6 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit.

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

The indenture governing our senior secured notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidation; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions with subsidiaries or affiliates; (viii) enter into sale leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of June 30, 2012, we were in compliance with these covenants.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six month period ended June 30, 2012 were approximately $145.4 million, including $25.8 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six month period ended June 30, 2012 were approximately $19.4 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior unsecured notes, the senior secured credit facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under our senior secured credit facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the foreseeable future. As of July 27, 2012, we had $205.6 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on our senior secured credit facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At June 30, 2012, we had total borrowings under our senior secured credit facility of $71.3 million. A 1.0% increase in the interest rate on the senior secured credit facility would result in approximately a $0.7 million increase in interest expense on an annualized basis. At July 27, 2012, we had $205.6 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of

June 30, 2012 on our fixed-rate senior unsecured notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2012, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2012, 60,196 shares of non-vested stock that were issued in 2009 vested at $14.81 per share. Certain holders of those vested shares returned 19,678 shares of common stock to the Company during the quarter ended June 30, 2012 as payment for their respective employee withholding taxes. This resulted in an addition of 19,678 shares to treasury stock.

On June 15, 2012, 51,123 shares of non-vested stock that were issued in 2010 vested at $15.36 per share. Certain holders of those vested shares returned 16,304 shares of common stock to the Company during the quarter ended June 30, 2012 as payment for their respective employee withholding taxes. This resulted in an addition of 16,304 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: August 2, 2012	By:	/s/ John M. Engquist
John M. Engquist President and Chief Executive Officer (Principal Executive Officer)

Dated: August 2, 2012	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).