Form 10-Q
period 2012-09-30
H&E Equipment Services, Inc.
filed 2012-11-01
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 26, 2012, there were 35,143,886 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

September 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$3,250	$24,215
Receivables, net of allowance for doubtful accounts of $4,677 and $5,581, respectively	123,902	105,339
Inventories, net of reserves for obsolescence of $834 and $861, respectively	109,751	65,151
Prepaid expenses and other assets	5,108	5,223
Rental equipment, net of accumulated depreciation of $297,328 and $281,493, respectively	571,936	450,877
Property and equipment, net of accumulated depreciation and amortization of $67,063 and $62,050, respectively	79,406	62,775
Deferred financing costs, net of accumulated amortization of $8,943 and $11,844, respectively	14,313	5,640
Intangible assets, net of accumulated amortization of $722 at December 31, 2011	—	66
Goodwill	32,560	34,019

Total assets	$940,226	$753,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$130,725	$16,055
Accounts payable 1	75,708	63,006
Manufacturer flooring plans payable	56,925	58,318
Dividends payable	1,488	—
Accrued expenses payable and other liabilities	37,564	38,490
Senior unsecured notes	530,000	250,000
Capital leases payable	2,487	2,605
Deferred income taxes	66,076	58,616
Deferred compensation payable	1,960	2,008

Total liabilities	902,933	489,098

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,917,619 and 38,808,941 shares issued at September 30, 2012 and December 31, 2011, respectively and 35,143,886 and 35,084,737 shares outstanding at September 30, 2012 and December 31, 2011, respectively	388	387
Additional paid-in capital	212,211	210,695
Treasury stock at cost, 3,773,733 and 3,724,204 shares of common stock held at September 30, 2012 and December 31, 2011, respectively	(57,578)	(56,884)
Retained earnings (deficit)	(117,728)	110,009

Total stockholders’ equity	37,293	264,207

Total liabilities and stockholders’ equity	$940,226	$753,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Equipment rentals	$77,808	$61,190	$207,941	$165,440
New equipment sales	49,009	46,543	154,710	133,629
Used equipment sales	24,990	27,172	75,100	65,655
Parts sales	26,058	24,647	74,161	71,166
Services revenues	14,436	14,191	41,615	40,072
Other	12,208	10,546	33,671	27,570

Total revenues	204,509	184,289	587,198	503,532

Cost of revenues:
Rental depreciation	27,150	22,076	74,727	64,146
Rental expense	12,579	12,176	36,375	34,484
New equipment sales	43,367	41,123	136,945	118,271
Used equipment sales	18,399	20,824	53,426	50,444
Parts sales	19,092	18,073	53,826	52,174
Services revenues	5,615	5,451	15,907	15,499
Other	11,384	10,825	32,183	31,862

Total cost of revenues	137,586	130,548	403,389	366,880

Gross profit	66,923	53,741	183,809	136,652
Selling, general and administrative expenses	42,402	39,042	124,504	114,681
Gain on sales of property and equipment, net	514	372	1,478	521

Income from operations	25,035	15,071	60,783	22,492

Other income (expense):
Interest expense	(9,825)	(7,222)	(23,668)	(21,607)
Loss on early extinguishment of debt	(10,180)	—	(10,180)	—
Other, net	243	118	751	626

Total other expense, net	(19,762)	(7,104)	(33,097)	(20,981)

Income before provision for income taxes	5,273	7,967	27,686	1,511
Provision for income taxes	1,564	3,119	9,554	447

Net income	$3,709	$4,848	$18,132	$1,064

Net income per common share:
Basic	$0.11	$0.14	$0.52	$0.03

Diluted	$0.11	$0.14	$0.52	$0.03

Weighted average common shares outstanding:
Basic	34,958	34,804	34,867	34,743

Diluted	34,974	34,860	34,963	34,884

Dividends declared per common share outstanding	$7.00	$—	$7.00	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$18,132	$1,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	9,997	9,310
Depreciation on rental equipment	74,727	64,146
Amortization of loan discounts and deferred financing costs	1,076	1,042
Amortization of intangible assets	66	337
Provision for losses on accounts receivable	2,565	2,186
Provision for inventory obsolescence	124	170
Decrease in deferred income taxes	7,460	69
Stock-based compensation expense	1,223	994
Loss on early extinguishment of debt	10,180	—
Gain on sales of property and equipment, net	(1,478)	(521)
Gain on sales of rental equipment, net	(20,842)	(14,103)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	1,458	—
Changes in operating assets and liabilities:
Receivables, net	(21,128)	(2,784)
Inventories, net	(72,334)	(32,985)
Prepaid expenses and other assets	115	3,177
Accounts payable	12,702	1,649
Manufacturer flooring plans payable	(1,393)	(12,147)
Accrued expenses payable and other liabilities	(925)	(4,700)
Deferred compensation payable	(48)	(12)

Net cash provided by operating activities	21,677	16,892

Cash flows from investing activities:
Purchases of property and equipment	(27,011)	(11,950)
Purchases of rental equipment	(212,337)	(90,669)
Proceeds from sales of property and equipment	1,861	763
Proceeds from sales of rental equipment	65,003	47,537

Net cash used in investing activities	(172,484)	(54,319)

Cash flows from financing activities:
Purchases of treasury stock	(694)	(554)
Excess tax benefit from stock-based awards	293	257
Dividends paid	(244,381)	—
Principal payments on senior unsecured notes	(257,576)	—
Proceeds from issuance of senior unsecured notes	530,000	—
Borrowings on senior secured credit facility	776,171	352,711
Payments on senior secured credit facility	(661,501)	(339,131)
Payments of deferred financing costs	(12,352)	—
Payments of capital lease obligations	(118)	(111)

Net cash provided by financing activities	129,842	13,172

Net decrease in cash	(20,965)	(24,255)
Cash, beginning of period	24,215	29,149

Cash, end of period	$3,250	$4,894

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$27,610	$27,699

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,868	$25,793

Income taxes paid, net of refunds received	$334	$(1,635)

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Nature of Operations

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC and H&E Equipment Services (Mid-Atlantic), Inc., collectively referred to herein as “we” or “us” or “our” or the “Company.”

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, and, therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011, from which the balance sheet amounts as of December 31, 2011 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. During the three and nine month periods ended September 30, 2012, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to affect the Company’s financial reporting.

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

	September 30, 2012
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25%	$56,925	$50,243
Senior unsecured notes with interest compounded at 7.0%	530,000	552,525
Capital lease payable with interest computed at 5.929% to 9.55%	2,487	1,921
Letters of credit	—	130

	December 31, 2011
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.38%	$58,318	$52,069
Senior unsecured notes with interest compounded at 8.375%	250,000	252,500
Capital lease payable with interest computed at 5.929% to 9.55%	2,605	1,839
Letters of credit	—	192

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2012 (amounts in thousands, except share data):

	Common Stock		Additional		Retained	Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Earnings (Deficit)	Stockholders’ Equity
Balances at December 31, 2011	38,808,941	$387	$210,695	$(56,884)	$110,009	$264,207
Stock-based compensation	—	—	1,223	—	—	1,223
Tax benefits associated with stock-based awards	—	—	293	—	—	293
Issuance of non-vested restricted common stock	108,678	1	—	—	—	1
Repurchases of 46,064 shares of restricted common stock	—	—	—	(694)	—	(694)
Cash dividend on common stock ($7.00 per share)	—	—	—	—	(245,869)	(245,869)
Net income	—	—	—		18,132	18,132

Balances at September 30, 2012	38,917,619	$388	$212,211	$(57,578)	$(117,728)	$37,293

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,720,401 shares as of September 30, 2012.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2011	278,634	$10.77
Granted	108,678	$15.16
Vested	(151,416)	$9.48
Forfeited	(3,465)	$10.87

Non-vested stock at September 30, 2012	232,431	$13.66

As of September 30, 2012, we had unrecognized compensation expense of approximately $2.6 million related to non-vested stock that we expect to be recognized over a weighted-average period of 2.1 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense	$426	$334	$1,223	$994

Stock Options

At September 30, 2012, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price (1)	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2011	51,000	$17.80
Granted	–	–
Exercised	–	–
Canceled, forfeited or expired	–	–

Outstanding options at September 30, 2012	51,000	$17.80	3.8

Options exercisable at September 30, 2012	51,000	$17.80	3.8

(1)	Weighted average exercise prices shown above include a reduction of $7.00 per share to reflect the equitable adjustment to the exercise prices in connection with the declaration and payment of a $7.00 per share dividend in the third quarter.

In connection with the Company’s payment of the $7.00 per share dividend, the exercise prices of all outstanding stock option grants were adjusted downward by $7.00 per share. The modification of stock options resulted in an additional $0.1 million of stock compensation expense.

The closing price of our common stock on September 30, 2012 was $12.12. All options outstanding at September 30, 2012 have grant date fair values (as adjusted for the $7.00 per share reduction in exercise price) which exceed the September 30, 2012 closing stock price.

(6) Income per Share

Income per common share for the three and nine months ended September 30, 2012 and 2011 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2012 and 2011 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic net income per share:
Net income	$3,709	$4,848	$18,132	$1,064
Weighted average number of shares of common stock outstanding	34,958	34,804	34,867	34,743

Net income per share of common stock – basic	$0.11	$0.14	$0.52	$0.03

Diluted net income per share:
Net income	$3,709	$4,848	$18,132	$1,064
Weighted average number of shares of common stock outstanding	34,958	34,804	34,867	34,743
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested restricted stock	16	56	96	141

Weighted average number of shares of common stock outstanding – diluted	34,974	34,860	34,963	34,884

Net income per share of common stock – diluted	$0.11	$0.14	$0.52	$0.03

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51	51

Non-vested restricted stock	86	52	20	—

(7) Senior Unsecured Notes

On August 20, 2012, the Company closed on its offering of $530 million aggregate principal amount of 7% senior notes due 2022 (the “New Notes”) in an unregistered offering. The New Notes and related guarantees were offered in a private placement solely to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or outside the United States to persons other than “U.S. persons” in compliance with Regulation S under the Securities Act. The New Notes and related guarantees have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements thereunder.

Net proceeds to the Company from the sale of the New Notes, after deducting the initial purchasers’ discount, totaled approximately $520.7 million. The Company used a portion of the net proceeds from the sale of the New Notes to repurchase $158.7 million of its $250 million aggregate principal amount of 8 3/8% Senior Notes due 2016 (the “Old Notes”) in early settlement of a tender offer and consent solicitation (the “Tender Offer”) that the Company launched on August 6, 2012. Holders who tendered their Old Notes prior to the early tender deadline received $1,031.67 per $1,000 principal amount of Old Notes tendered, plus accrued and unpaid interest to the redemption date. Having received the requisite consents from the holders of the Old Notes in the Tender Offer, the Company, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, executed a supplemental indenture (the “Supplemental Indenture”) amending the indenture relating to the Old Notes. The Supplemental Indenture eliminated substantially all of the restrictive covenants and certain events of default from the indenture relating to the Old Notes. Also on August 20, 2012, the Company satisfied and discharged its obligations under the indenture relating to the Old Notes and issued a notice of redemption for the remaining outstanding principal amount of the Old Notes. On September 19, 2012, the Company redeemed the remaining $91.3 million principal amount outstanding of the Old Notes at a redemption price equal to 102.792% of the aggregate principal amount of the Old Notes to be redeemed, plus accrued and unpaid interest on the Old Notes to the redemption date.

The Company used the remaining net proceeds of the offering of the New Notes to pay on September 19, 2012 a one-time special dividend. Actual dividends paid totaled approximately $244.4 million, representing $7.00 per share paid on 34,911,455 outstanding shares of common stock of the Company. Dividends on 232,431 outstanding shares of non-vested common stock totaling an estimated $1.4 million are to be paid upon vesting of those shares pursuant to their respective stock awards’ terms and conditions.

In connection with the above transactions, the Company recorded a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2012 of approximately $10.2 million, or approximately $7.2 million after-tax, reflecting payment of $5.0 million of tender premiums and $2.6 million to redeem the Old Notes that remained outstanding following completion of the Tender Offer, combined with the write off of approximately $2.6 million of unamortized deferred financing costs of the Old Notes. Transaction costs incurred totaled approximately $10.9 million.

The New Notes were issued at par and require semiannual interest payments on March 1st and September 1st of each year, commencing on March 1, 2013. No principal payments are due until maturity (September 1, 2022). We may redeem up to 35% of the aggregate principal amount of the New Notes before September 1, 2015 with the net cash proceeds from certain equity offerings. We may also redeem the New Notes prior to September 1, 2017 at a specified “make-whole” redemption price plus accrued and unpaid interest to the date of redemption.

The New Notes rank equally in right of payment to all of our existing and future senior indebtedness and rank senior to any of our subordinated indebtedness. The New Notes are unconditionally guaranteed on a senior unsecured basis by all of our current and future significant domestic restricted subsidiaries. In addition, the New Notes are effectively subordinated to all of our and the guarantors’ existing and future secured indebtedness, including the senior secured credit facility, to the extent of the assets securing such indebtedness, and are structurally subordinated to all of the liabilities and preferred stock of any of our subsidiaries that do not guarantee the New Notes.

Pursuant to a registration rights agreement entered into between the Company, the guarantors of the New Notes and the initial purchasers of the New Notes, we have agreed to make an offer to exchange the New Notes and guarantees for registered, publicly tradable notes and guarantees that have substantially identical items. A copy of the registration rights agreement is attached as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2012.

(8) Senior Secured Credit Facility

We and our subsidiaries are parties to a senior secured credit facility (the “Credit Facility”) with General Electric Capital Corporation as agent, and the lenders named therein (the “Lenders”). On February 29, 2012, the Company amended its existing $320.0 million credit facility (“Amendment No. 1”) with its Lenders. Amendment No. 1 (i) permitted the refinancing of the Old Notes in an amount not less than $200.0 million and not greater than the outstanding principal amount of such notes at the time of such refinancing and with no amortization or final maturity prior to the date six months following the maturity of the Credit Agreement, (ii) extended the maturity date of the Credit Facility from July 29, 2015 to the earlier to occur of, inter alia, February 29, 2017, and, unless previously refinanced, the date that is six months prior to the maturity of the Old Notes (giving effect to any extensions thereof), (iii) provides that the unused commitment fee margin will be either 0.50% or 0.375%, depending on the ratio of the average of the daily closing balances of the aggregate revolving loans, swing line loans and letters of credit outstanding during each month to the aggregate commitments for the revolving loans, swing line loans and letters of credit, (iv) lowered the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 1.00% to 1.50% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, (v) lowered the margin applicable to the letter of credit fee to between 2.00% and 2.50%, depending on the leverage ratio, and (vi) adds provisions whereby the Company represents that it, its subsidiaries and other related parties are in compliance with federal anti-terrorism laws and regulations. Total transaction costs on Amendment No. 1 totaled approximately $0.8 million.

On August 9, 2012, the Company amended the Credit Facility by entering into Amendment No. 2 to the Credit Facility (“Amendment No. 2”). Amendment No. 2, among other things, (i) permitted the refinancing of the Old Notes in an amount not less than $200.0 million and not greater than $530 million and with no amortization or final scheduled maturity prior to the date six months following the maturity of the Credit Facility, (ii) changed the maturity date of the Credit Facility to the earlier to occur of February 29, 2017, and the date that is six months prior to the scheduled maturity of the New Notes (giving effect to any extensions thereof) (subject to earlier termination upon the occurrence of, under certain circumstances, an event of default or prepayment in full of the amounts owing under the Credit Facility), (iii) permitted the one-time dividend by the Company that was paid on September 19, 2012.

On August 17, 2012, the Company again amended the Credit Facility by entering into Amendment No. 3 to the Credit Facility (Amendment No. 3”), which, among other things, exercises the Credit Facility's existing incremental facility by $82.5 million, increasing the Lenders' aggregate revolving loan commitments from $320.0 million to $402.5 million. Total transaction costs related to Amendment No. 2 and Amendment No. 3 totaled approximately $0.7 million.

As amended, the Credit Facility provides, among other things, a $402.5 million senior secured asset based revolver which includes a $30.0 million letter of credit facility, and, after giving effect to the increase provided for in Amendment No. 3, a $47.5 million incremental facility. In addition, the borrowers under the Credit Facility remain the same, the Credit Facility remains secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries continue to provide a guaranty of the obligations under the Credit Facility. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). The Credit Facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). As of September 30, 2012, we were in compliance with our financial covenants under the Credit Facility.

At September 30, 2012, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at September 30, 2012 was 3.1%. At October 26, 2012, we had $253.3 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Equipment rentals	$77,808	$61,190	$207,941	$165,440
New equipment sales	49,009	46,543	154,710	133,629
Used equipment sales	24,990	27,172	75,100	65,655
Parts sales	26,058	24,647	74,161	71,166
Services revenues	14,436	14,191	41,615	40,072

Total segmented revenues	192,301	173,743	553,527	475,962
Non-segmented revenues	12,208	10,546	33,671	27,570

Total revenues	$204,509	$184,289	$587,198	$503,532

Gross Profit (Loss):
Equipment rentals	$38,079	$26,938	$96,839	$66,810
New equipment sales	5,642	5,420	17,765	15,358
Used equipment sales	6,591	6,348	21,674	15,211
Parts sales	6,966	6,574	20,335	18,992
Services revenues	8,821	8,740	25,708	24,573

Total segmented gross profit	66,099	54,020	182,321	140,944
Non-segmented gross profit (loss)	824	(279)	1,488	(4,292)

Total gross profit	$66,923	$53,741	$183,809	$136,652

	Balances at
	September 30, 2012	December 31, 2011
Segment identified assets:
Equipment sales	$92,870	$52,572
Equipment rentals	571,936	450,877
Parts and services	16,881	12,579

Total segment identified assets	681,687	516,028
Non-segment identified assets	258,539	237,277

Total assets	$940,226	$753,305

The Company operates primarily in the United States and our sales to international customers for the three and nine month periods ended September 30, 2012 were 0.9% and 2.8%, respectively, of total revenues compared to 1.5% and 2.4% for the three and nine month periods ended September 30, 2011. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

(10) Condensed Consolidating Financial Information of Guarantor Subsidiaries

All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E California Holding, Inc. and H&E Equipment Services (Mid-Atlantic), Inc. The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$3,250	$—	$—	$3,250
Receivables, net	108,497	15,405	—	123,902
Inventories, net	94,863	14,888	—	109,751
Prepaid expenses and other assets	4,993	115	—	5,108
Rental equipment, net	471,099	100,837	—	571,936
Property and equipment, net	67,478	11,928	—	79,406
Deferred financing costs, net	14,313	—	—	14,313
Investment in guarantor subsidiaries	(26,219)	—	26,219	—
Goodwill	3,034	29,526	—	32,560

Total assets	$741,308	$172,699	$26,219	$940,226

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$130,725	$—	$—	$130,725
Accounts payable	70,484	5,224	—	75,708
Manufacturer flooring plans payable	56,545	380	—	56,925
Dividends payable	1,488	—	—	1,488
Accrued expenses payable and other liabilities	36,743	821	—	37,564
Intercompany balances	(190,006)	190,006	—	—
Senior unsecured notes	530,000	—	—	530,000
Capital lease payable	—	2,487	—	2,487
Deferred income taxes	66,076	—	—	66,076
Deferred compensation payable	1,960	—	—	1,960

Total liabilities	704,015	198,918	—	902,933
Stockholders’ equity (deficit)	37,293	(26,219)	26,219	37,293

Total liabilities and stockholders’ equity	$741,308	$172,699	$26,219	$940,226

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$24,215	$—	$—	$24,215
Receivables, net	93,840	11,499	—	105,339
Inventories, net	55,052	10,099	—	65,151
Prepaid expenses and other assets	5,098	125	—	5,223
Rental equipment, net	366,568	84,309	—	450,877
Property and equipment, net	52,021	10,754	—	62,775
Deferred financing costs, net	5,640	—	—	5,640
Intangible assets, net	—	66	—	66
Investment in guarantor subsidiaries	(25,142)	—	25,142	—
Goodwill	4,493	29,526	—	34,019

Total assets	$581,785	$146,378	$25,142	$753,305

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$16,055	$—	$—	$16,055
Accounts payable	59,095	3,911	—	63,006
Manufacturer flooring plans payable	58,249	69	—	58,318
Accrued expenses payable and other liabilities	37,786	704	—	38,490
Intercompany balances	(164,231)	164,231	—	—
Senior unsecured notes	250,000	—	—	250,000
Capital lease payable	—	2,605	—	2,605
Deferred income taxes	58,616	—	—	58,616
Deferred compensation payable	2,008	—	—	2,008

Total liabilities	317,578	171,520	—	489,098
Stockholders’ equity (deficit)	264,207	(25,142)	25,142	264,207

Total liabilities and stockholders’ equity	$581,785	$146,378	$25,142	$753,305

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$63,607	$14,201	$—	$77,808
New equipment sales	45,514	3,495	—	49,009
Used equipment sales	21,222	3,768	—	24,990
Parts sales	22,369	3,689	—	26,058
Services revenues	12,441	1,995	—	14,436
Other	9,943	2,265	—	12,208

Total revenues	175,096	29,413	—	204,509

Cost of revenues:
Rental depreciation	21,912	5,238	—	27,150
Rental expense	10,083	2,496	—	12,579
New equipment sales	40,295	3,072	—	43,367
Used equipment sales	15,713	2,686	—	18,399
Parts sales	16,448	2,644	—	19,092
Services revenues	4,921	694	—	5,615
Other	9,024	2,360	—	11,384

Total cost of revenues	118,396	19,190	—	137,586

Gross profit (loss):
Equipment rentals	31,612	6,467	—	38,079
New equipment sales	5,219	423	—	5,642
Used equipment sales	5,509	1,082	—	6,591
Parts sales	5,921	1,045	—	6,966
Services revenues	7,520	1,301	—	8,821
Other	919	(95)	—	824

Gross profit	56,700	10,223	—	66,923

Selling, general and administrative expenses	34,350	8,052	—	42,402
Equity in loss of guarantor subsidiaries	(228)	—	228	—
Gain on sales of property and equipment, net	341	173	—	514

Income from operations	22,463	2,344	228	25,035

Other income (expense):
Interest expense	(7,238)	(2,587)	—	(9,825)
Loss on early extinguishment of debt	(10,180)	—	—	(10,180)
Other, net	228	15	—	243

Total other expense, net	(17,190)	(2,572)	—	(19,762)

Income (loss) before income taxes	5,273	(228)	228	5,273
Income tax expense	1,564	—	—	1,564

Net income (loss)	$3,709	$(228)	$228	$3,709

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2011
	H&E Equipment Services, Inc.	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$48,565	$12,625	$—	$61,190
New equipment sales	42,175	4,368	—	46,543
Used equipment sales	22,471	4,701	—	27,172
Parts sales	20,935	3,712	—	24,647
Services revenues	12,411	1,780	—	14,191
Other	8,610	1,936	—	10,546

Total revenues	155,167	29,122	—	184,289

Cost of revenues:
Rental depreciation	17,328	4,748	—	22,076
Rental expense	9,520	2,656	—	12,176
New equipment sales	37,193	3,930	—	41,123
Used equipment sales	16,882	3,942	—	20,824
Parts sales	15,416	2,657	—	18,073
Services revenues	4,786	665	—	5,451
Other	8,580	2,245	—	10,825

Total cost of revenues	109,705	20,843	—	130,548

Gross profit (loss):
Equipment rentals	21,717	5,221	—	26,938
New equipment sales	4,982	438	—	5,420
Used equipment sales	5,589	759	—	6,348
Parts sales	5,519	1,055	—	6,574
Services revenues	7,625	1,115	—	8,740
Other	30	(309)	—	(279)

Gross profit	45,462	8,279	—	53,741

Selling, general and administrative expenses	32,217	6,825	—	39,042
Equity in loss of guarantor subsidiaries	(759)	—	759	—
Gain on sales of property and equipment, net	250	122	—	372

Income from operations	12,736	1,576	759	15,071

Other income (expense):
Interest expense	(4,870)	(2,352)	—	(7,222)
Other, net	101	17	—	118

Total other expense, net	(4,769)	(2,335)	—	(7,104)

Income (loss) before income taxes	7,967	(759)	759	7,967
Income tax expense	3,119	—	—	3,119

Net income (loss)	$4,848	$(759)	$759	$4,848

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$170,492	$37,449	$—	$207,941
New equipment sales	137,915	16,795	—	154,710
Used equipment sales	60,960	14,140	—	75,100
Parts sales	63,120	11,041	—	74,161
Services revenues	35,926	5,689	—	41,615
Other	27,595	6,076	—	33,671

Total revenues	496,008	91,190	—	587,198

Cost of revenues:
Rental depreciation	60,264	14,463	—	74,727
Rental expense	29,181	7,194	—	36,375
New equipment sales	121,950	14,995	—	136,945
Used equipment sales	42,798	10,628	—	53,426
Parts sales	45,935	7,891	—	53,826
Services revenues	13,930	1,977	—	15,907
Other	25,702	6,481	—	32,183

Total cost of revenues	339,760	63,629	—	403,389

Gross profit (loss):
Equipment rentals	81,047	15,792	—	96,839
New equipment sales	15,965	1,800	—	17,765
Used equipment sales	18,162	3,512	—	21,674

Parts sales	17,185	3,150	—	20,335
Services revenues	21,996	3,712	—	25,708
Other	1,893	(405)	—	1,488

Gross profit	156,248	27,561	—	183,809

Selling, general and administrative expenses	102,625	21,879	—	124,504
Equity in loss of guarantor subsidiaries	(1,077)	—	1,077	—
Gain on sales of property and equipment, net	1,127	351	—	1,478

Income from operations	53,673	6,033	1,077	60,783

Other income (expense):
Interest expense	(16,512)	(7,156)	—	(23,668)
Loss on early extinguishment of debt	(10,180)	—	—	(10,180)
Other, net	705	46	—	751

Total other expense, net	(25,987)	(7,110)	—	(33,097)

Income (loss) before income taxes	27,686	(1,077)	1,077	27,686
Income tax expense	9,554	—	—	9,554

Net income (loss)	$18,132	$(1,077)	$1,077	$18,132

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2011
	H&E Equipment Services, Inc.	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$132,313	$33,127	$—	$165,440
New equipment sales	118,099	15,530	—	133,629
Used equipment sales	54,294	11,361	—	65,655
Parts sales	60,234	10,932	—	71,166
Services revenues	35,189	4,883	—	40,072
Other	22,532	5,038	—	27,570

Total revenues	422,661	80,871	—	503,532

Cost of revenues:
Rental depreciation	50,317	13,829	—	64,146
Rental expense	27,595	6,889	—	34,484
New equipment sales	104,488	13,783	—	118,271
Used equipment sales	41,058	9,386	—	50,444
Parts sales	44,250	7,924	—	52,174
Services revenues	13,784	1,715	—	15,499
Other	25,128	6,734	—	31,862

Total cost of revenues	306,620	60,260	—	366,880

Gross profit (loss):
Equipment rentals	54,401	12,409	—	66,810
New equipment sales	13,611	1,747	—	15,358
Used equipment sales	13,236	1,975	—	15,211
Parts sales	15,984	3,008	—	18,992
Services revenues	21,405	3,168	—	24,573
Other	(2,596)	(1,696)	—	(4,292)

Gross profit	116,041	20,611	—	136,652

Selling, general and administrative expenses	95,057	19,624	—	114,681
Equity in loss of guarantor subsidiaries	(5,819)	—	5,819	—
Gain on sales of property and equipment, net	378	143	—	521

Income from operations	15,543	1,130	5,819	22,492

Other income (expense):
Interest expense	(14,629)	(6,978)	—	(21,607)
Other, net	597	29	—	626

Total other expense, net	(14,032)	(6,949)	—	(20,981)

Income (loss) before income taxes	1,511	(5,819)	5,819	1,511
Income tax benefit	447	—	—	447

Net income (loss)	$1,064	$(5,819)	$5,819	$1,064

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$18,132	$(1,077)	$1,077	$18,132
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	8,605	1,392	—	9,997
Depreciation on rental equipment	60,264	14,463	—	74,727
Amortization of loan discounts and deferred financing costs	1,076	—	—	1,076
Amortization of intangible assets	—	66	—	66
Provision for losses on accounts receivable	1,820	745	—	2,565
Provision for inventory obsolescence	124	—	—	124
Provision for deferred income taxes	7,460	—	—	7,460
Stock-based compensation expense	1,223	—	—	1,223
Loss on early extinguishment of debt	10,180	—	—	10,180
Gain on sales of property and equipment, net	(1,127)	(351)	—	(1,478)
Gain on sales of rental equipment, net	(17,341)	(3,501)	—	(20,842)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	1,458	—	—	1,458
Equity in loss of guarantor subsidiaries	1,077	—	(1,077)	—
Changes in operating assets and liabilities:
Receivables, net	(16,477)	(4,651)	—	(21,128)
Inventories, net	(62,853)	(9,481)	—	(72,334)
Prepaid expenses and other assets	105	10	—	115
Accounts payable	11,389	1,313	—	12,702
Manufacturer flooring plans payable	(1,704)	311	—	(1,393)
Accrued expenses payable and other liabilities	(1,042)	117	—	(925)
Intercompany balances	(25,775)	25,775	—	—
Deferred compensation payable	(48)	—	—	(48)

Net cash provided by (used in) operating activities	(3,454)	25,131	—	21,677

Cash flows from investing activities:
Purchases of property and equipment	(24,543)	(2,468)	—	(27,011)
Purchases of rental equipment	(176,019)	(36,318)	—	(212,337)
Proceeds from sales of property and equipment	1,608	253	—	1,861
Proceeds from sales of rental equipment	51,483	13,520	—	65,003

Net cash used in investing activities	(147,471)	(25,013)	—	(172,484)

Cash flows from financing activities:
Purchases of treasury stock	(694)	—	—	(694)
Excess tax benefit from stock-based awards	293	—	—	293
Dividends paid	(244,381)	—	—	(244,381)
Principal payments on senior unsecured notes	(257,576)	—	—	(257,576)
Proceeds from issuance of senior unsecured notes	530,000	—	—	530,000
Borrowings on senior secured credit facility	776,171	—	—	776,171
Payments on senior secured credit facility	(661,501)	—	—	(661,501)
Payments of deferred financing costs	(12,352)	—	—	(12,352)
Payments on capital lease obligations	—	(118)	—	(118)

Net cash provided by (used in) financing activities	129,960	(118)	—	129,842

Net decrease in cash	(20,965)	—	—	(20,965)
Cash, beginning of period	24,215	—	—	24,215

Cash, end of period	$3,250	$—	$—	$3,250

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2011
	H&E Equipment Services, Inc.	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$1,064	$(5,819)	$5,819	$1,064
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	7,948	1,362	—	9,310
Depreciation on rental equipment	50,317	13,829	—	64,146
Amortization of loan discounts and deferred financing costs	1,042	—	—	1,042
Amortization of intangible assets	—	337	—	337
Provision for losses on accounts receivable	2,849	(663)	—	2,186
Provision for inventory obsolescence	170	—	—	170
Provision for deferred income taxes	69	—	—	69
Stock-based compensation expense	994	—	—	994
Gain on sales of property and equipment, net	(378)	(143)	—	(521)
Gain on sales of rental equipment, net	(12,121)	(1,982)	—	(14,103)
Equity in loss of guarantor subsidiaries	5,819	—	(5,819)	—
Changes in operating assets and liabilities:
Receivables, net	(1,417)	(1,367)	—	(2,784)
Inventories, net	(29,242)	(3,743)	—	(32,985)
Prepaid expenses and other assets	3,129	48	—	3,177
Accounts payable	1,132	517	—	1,649
Manufacturer flooring plans payable	(12,091)	(56)	—	(12,147)
Accrued expenses payable and other liabilities	(4,498)	(202)	—	(4,700)
Intercompany balances	(6,589)	6,589	—	—
Deferred compensation payable	(12)	—	—	(12)

Net cash provided by operating activities	8,185	8,707	—	16,892

Cash flows from investing activities:
Purchases of property and equipment	(9,982)	(1,968)	—	(11,950)
Purchases of rental equipment	(73,897)	(16,772)	—	(90,669)
Proceeds from sales of property and equipment	616	147	—	763
Proceeds from sales of rental equipment	37,540	9,997	—	47,537

Net cash used in investing activities	(45,723)	(8,596)	—	(54,319)

Cash flows from financing activities:
Excess tax benefit from stock-based awards	257	—	—	257
Purchases of treasury stock	(554)	—	—	(554)
Borrowings on senior secured credit facility	352,711	—	—	352,711
Payments on senior secured credit facility	(339,131)	—	—	(339,131)
Payments on capital lease obligations	—	(111)	—	(111)

Net cash provided by (used in) financing activities	13,283	(111)	—	13,172

Net decrease in cash	(24,255)	—	—	(24,255)
Cash, beginning of period	29,149	—	—	29,149

Cash, end of period	$4,894	$—	$—	$4,894

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2012, and its results of operations for the three and nine month periods ended September 30, 2012, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of October 26, 2012, we operated 66 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the nine months ended September 30, 2012. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine month period ended September 30, 2012, approximately 35.4% of our total revenues were attributable to equipment rentals, 26.4% of our total revenues were attributable to new equipment sales, 12.8% were attributable to used equipment sales, 12.6% were attributable to parts sales, 7.1% were attributable to our services revenues and 5.7% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2012, our total cost of revenues was approximately $403.4 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2012, our selling, general and administrative expenses were $124.5 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including indebtedness outstanding under our revolving senior secured credit facility (the “Credit Facility”), senior unsecured notes due 2016 (the “Old Notes”), senior unsecured notes due 2022 and our capital lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs is also included in interest expense.

Principal Cash Flows

We generate cash primarily from our operating activities and historically, we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under the Credit Facility as the primary sources of funds to purchase inventory and to fund working capital and capital expenditures (see also “Liquidity and Capital Resources” below).

Rental Fleet

A significant portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2012 was $571.9 million, or approximately 60.8% of our total assets. Our rental fleet as of September 30, 2012, consisted of 20,801 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $871.0 million. As of September 30, 2012, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	14,102	67.8%	$527.9	60.6%	46.8
Cranes	381	1.8%	107.8	12.4%	40.2
Earthmoving	2,028	9.8%	169.4	19.4%	20.2
Industrial Lift Trucks	686	3.3%	25.9	3.0%	24.2
Other	3,604	17.3%	40.0	4.6%	19.3

Total	20,801	100.0%	$871.0	100.0%	38.6

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

The original acquisition cost of our gross rental fleet increased by approximately $134.4 million, or 18.2%, during the nine month period ended September 30, 2012. The average age of our rental fleet equipment decreased by approximately 4.7 months during the nine month period ended September 30, 2012.

Our average rental rates for the nine month period ended September 30, 2012 were 10.5% higher than the comparative nine month period ended September 30, 2011 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the nine month period ended September 30, 2012 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 37 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine month periods ended September 30, 2012 and 2011. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

During the years ended December 31, 2010 and 2009, our revenues and gross profits/margins were negatively impacted by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins trended downward from the year ended December 31, 2006 through December 31, 2010, the rate of total gross profit margin decline was the most significant during the year ended December 31, 2009 and in the first quarter of 2010, as a result of the above factors. However, during the second, third and fourth quarters of 2010, as well as the 2011 fiscal year and first three quarters of 2012, our operating segments generally realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative quarterly basis. We cannot forecast with certainty whether these recent gross profit margin improvements are indicative of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any other declines, or whether our responses to any ongoing or future unfavorable business conditions will be meaningful in mitigating or reversing the prior gross profit margin declines.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues.

	Three Months Ended September 30,		Total Dollar Increase	Total Percentage Increase
	2012	2011	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$77,808	$61,190	$16,618	27.2%
New equipment sales	49,009	46,543	2,466	5.3%
Used equipment sales	24,990	27,172	(2,182)	(8.0)%
Parts sales	26,058	24,647	1,411	5.7%
Services revenues	14,436	14,191	245	1.7%
Non-Segmented revenues	12,208	10,546	1,662	15.8%

Total revenues	$204,509	$184,289	$20,220	11.0%

Total Revenues. Our total revenues were $204.5 million for the three month period ended September 30, 2012 compared to $184.3 million for the same three month period in 2011, an increase of $20.2 million, or 11.0%. Revenues for all reportable segments and non-segmented revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended September 30, 2012 increased $16.6 million, or 27.2%, to $77.8 million from $61.2 million in the same three month period in 2011. Rental revenues from aerial work platforms increased approximately $9.4 million, while rental revenues from cranes increased $1.6 million. Other equipment rentals increased $3.7 million and lift truck rental revenues and earthmoving equipment rental revenues increased $1.1 million and $0.8 million, respectively. Our average rental rates for the three month period ended September 30, 2012 increased 10.2% compared to the three month period ended September 30, 2011 and increased 2.9% compared to the previous three month period ended June 30, 2012.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2012 improved to 36.7% compared to 33.7% in the same three month period in 2011, an increase of 3.0%. The increase in comparative rental equipment dollar utilization was primarily the result of the 10.2% increase in average rental rates in the comparative period. Rental equipment time utilization based on the number of rental equipment units available for rent was 68.9% for the three month period ended September 30, 2012 and 68.9% for the same three month period in 2011. Rental equipment time utilization as a percentage of original equipment cost was 72.9% for the three month period ended September 30, 2012 compared to 71.8% for the three month period ended September 30, 2011, an increase of 1.1%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2012 increased $2.5 million, or 5.3%, to $49.0 million from $46.5 million for the three month period ended September 30, 2011. Sales of new cranes increased $3.3 million and sales of new lift trucks increased $0.6 million. Sales of new aerial work platform equipment decreased $1.1 million and sales of new earthmoving equipment decreased $0.3 million.

Used Equipment Sales Revenues. Our used equipment sales decreased $2.2 million, or 8.0%, to $25.0 million for the three month period ended September 30, 2012, from $27.2 million for the same three month period in 2011. The net decrease in used equipment sales revenues was driven by a decrease in sales of used earthmoving equipment and used cranes of $2.7 million and $0.8 million, respectively. Partially offsetting these used equipment sales decreases were an increase in sales of used aerial work platform equipment of $0.9 million and sales increases of $0.3 million and $0.1 million of used other equipment and used lift trucks, respectively.

Parts Sales Revenues. Our parts sales increased $1.4 million, or 5.7%, to approximately $26.1 million for the three month period ended September 30, 2012 from $24.6 million for the same three month period in 2011. The increase in parts sales revenues is primarily due to higher demand for parts in the current year period.

Services Revenues. Our services revenues for the three month period ended September 30, 2012 increased $0.2 million, or 1.7%, to $14.4 million from approximately $14.2 million for the same three month period last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended September 30, 2012, our other revenues were $12.2 million, an increase of $1.7 million, or 15.8%, from $10.5 million in the same three month period in 2011. The increase was primarily due to an increase in the volume of these services in conjunction with other related improvements primarily in rental revenues.

Gross Profit.

	Three Months Ended September 30,		Total Dollar Change	Total Percentage Change
	2012	2011	Increase	Increase
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$38,079	$26,938	$11,141	41.4%
New equipment sales	5,642	5,420	222	4.1%
Used equipment sales	6,591	6,348	243	3.8%
Parts sales	6,966	6,574	392	6.0%
Services revenues	8,821	8,740	81	0.9%
Non-Segmented revenues	824	(279)	1,103	395.3%

Total gross profit	$66,923	$53,741	$13,182	24.5%

Total Gross Profit. Our total gross profit was $66.9 million for the three month period ended September 30, 2012 compared to $53.7 million for the same three month period in 2011, an increase of $13.2 million, or 24.5%. Total gross profit margin for the three month period ended September 30, 2012 was 32.7%, an increase of 3.5% from the 29.2% gross profit margin for the same three month period in 2011. Gross profit (loss) and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended September 30, 2012 increased approximately $11.1 million, or 41.4%, to $38.1 million from $26.9 million in the same three month period in 2011. The increase in equipment rentals gross profit was the result of a $16.6 million increase in rental revenues for the three month period ended September 30, 2012, which was partially offset by a $0.4 million increase in rental expenses and a $5.1 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2012 compared to 2011. As a percentage of equipment rental revenues, rental expenses were 16.2% for the three month period ended September 30, 2012 compared to 19.9% for the three month period ended September 30, 2011 and depreciation expense was 34.9% for the three month period ended September 30, 2012 compared to 36.1% for the same three month period in 2011. These percentage decreases were primarily attributable to the increase in comparative rental revenues.

Gross profit margin on equipment rentals for the three month period ended September 30, 2012 was approximately 48.9%, up 5.0% from 44.0% for the comparable period in 2011. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from improved utilization and higher average rental rates, combined with the decreases in depreciation expenses and rental expenses as a percentage of equipment rental revenues for the three month period ended September 30, 2012 compared to same period last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2012 increased approximately $0.2 million, or 4.1%, to $5.6 million compared to $5.4 million for the same three month period in 2011 on a total new equipment sales increase of $2.5 million. Gross profit margin on new equipment sales for the three month period ended September 30, 2012 was approximately 11.5%, a decrease of 0.1% from 11.6% in the same three month period in 2011, primarily reflecting lower margins on new crane sales resulting from the product mix of new cranes sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2012 increased $0.2 million, or 3.8%, to $6.6 million from approximately $6.4 million in the same period in 2011 on a used equipment sales decrease of $2.2 million. Gross profit margin on used equipment sales for the three month period ended September 30, 2012 was 26.4%, up 3.0% from 23.4% for the same three month period in 2011, primarily as a result of the improved margins on used aerial high lift equipment. Our used equipment sales from the rental fleet, which comprised approximately 81.7% and 76.0% of our used equipment sales for the three month periods ended September 30, 2012 and 2011, respectively, were approximately 146.5% and 140.1% of net book value for the three month periods ended September 30, 2012 and 2011, respectively.

Parts Sales Gross Profit. For the three month period ended September 30, 2012, our parts sales revenue gross profit increased $0.4 million, or 6.0%, to $7.0 million from $6.6 million for the same three month period in 2011 on a $1.4 million increase in parts sales revenues. Gross profit margin for the three month period ended September 30, 2012 was 26.7% compared to a gross margin of 26.7% in the same three month period in 2011.

Services Revenues Gross Profit. For the three month period ended September 30, 2012, our services revenues gross profit increased $0.1 million, or 0.9%, to $8.8 million from $8.7 million for the same three month period in 2011 on a $0.2 million increase in services revenues. Gross profit margin for the three month period ended September 30, 2012 was 61.1%, down 0.5% from 61.6% in the same three month period in 2011 as a result of service revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues realized a gross profit of $0.8 million for the three month period ended September 30, 2012 compared to a gross loss of $0.3 million for the same period in 2011. On a gross margin basis, gross margin for the three month period ended September 30, 2012 was 6.7% compared to a gross loss margin of 2.6% for the same three month period last year, primarily reflective of the $1.7 million improvement in non-segmented other revenues for the comparative period and an increase in gross margins for these related services.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $3.4 million, or 8.6%, to $42.4 million for the three month period ended September 30, 2012 compared to $39.0 million for the three month period ended September 30, 2011. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $2.2 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase from commission and incentive pay that resulted primarily from higher rental revenues. Stock-based compensation expense was approximately $0.4 million for the three month period ended September 30, 2012 and $0.3 million for the same three month period last year. Legal and professional fees increased $0.3 million in the current year period and facility related expenses increased $0.3 million. Depreciation expense increased $0.3 million and net general corporate overhead costs increased approximately $0.3 million. As a percentage of total revenues, SG&A expenses were 20.7% for the three month period ended September 30, 2012, a decrease of 0.5% from 21.2% for the same three month period in 2011, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the three month period ended September 30, 2012, our net other expenses increased $12.7 million to $19.8 million compared to $7.1 million for the same three month period in 2011. Included in Other Income (Expense) for the three month period ended September 30, 2012 is a $10.2 million loss on the early extinguishment of debt (see discussion immediately below). Interest expense increased $2.6 million to $9.8 million for the three month period ended September 30, 2012 compared to $7.2 million for the same three month period in 2011. The increase is primarily the result of a $2.6 million increase in interest expense associated with the increase of the aggregate principal amount of our senior unsecured notes from $250 million to $530 million (see note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Additionally, interest related costs on the Credit Facility increased $0.3 million as a result of an increase in our borrowings during the current year comparative period. These increases in interest expense were partially offset by a $0.4 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases as a result of a decrease in borrowings during the current year comparative period.

Loss on Early Extinguishment of Debt. As more fully described in note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we recorded a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2012 of approximately $10.2 million, or approximately $7.2 million after-tax, reflecting payment of $5.0 million of tender premiums associated with our repurchase of the Old Notes and $2.6 million to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.6 million of unamortized deferred financing costs of the Old Notes.

Income Taxes. We recorded income tax expense of $1.6 million for the three month period ended September 30, 2012 compared to income tax expense of $3.1 million for the three month period ended September 30, 2011. Our effective income tax rate for the three month period ended September 30, 2012 was approximately 29.7% compared to approximately 39.1% for the three month period ended September 30, 2011. The decrease in our effective tax rate was the result of the impact of unfavorable discrete items for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2012. We also recorded a reduction of book goodwill of approximately $0.5 million for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2012 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues.

	Nine Months Ended		Total Dollar Increase	Total Percentage Increase
	September 30,
	2012	2011
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$207,941	$165,440	$42,501	25.7%
New equipment sales	154,710	133,629	21,081	15.8%
Used equipment sales	75,100	65,655	9,445	14.4%
Parts sales	74,161	71,166	2,995	4.2%
Services revenues	41,615	40,072	1,543	3.9%
Non-Segmented revenues	33,671	27,570	6,101	22.1%

Total revenues	$587,198	$503,532	83,666	16.6%

Total Revenues. Our total revenues were $587.2 million for the nine month period ended September 30, 2012 compared to $503.5 million for the same nine month period in 2011, an increase of $83.7 million, or 16.6%. Revenues for all reportable segments and non-segmented revenues increased and are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the nine month period ended September 30, 2012 increased $42.5 million, or 25.7%, to $207.9 million from $165.4 million in the same nine month period in 2011. Rental revenues from aerial work platforms increased approximately $25.7 million, while rental revenues from cranes increased $4.4 million. Other equipment rentals increased $8.8 million, lift truck rental revenues increased $2.5 million, and earthmoving equipment rentals increased $1.1 million. Our average rental rates for the nine month period ended September 30, 2012 increased 10.5% compared to the nine month period ended September 30, 2011.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2012 improved to 35.0% compared to 30.9% in the same nine month period in 2011, an increase of 4.1%. The increase in comparative rental equipment dollar utilization was the result of a 2.0% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent), combined with a 10.5% increase in average rental rates in the comparative period. Rental equipment time utilization based on the number of rental equipment units available for rent was 67.7% for the nine month period ended September 30, 2012 compared to 65.7% for the same nine month period in 2011. Rental equipment time utilization as a percentage of original equipment cost was 72.0% for the nine month period ended September 30, 2012 compared to 68.9% for the nine month period ended September 30, 2011, an increase of 3.1%.

New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2012 increased $21.1 million, or 15.8%, to $154.7 million from $133.6 million for the nine month period ended September 30, 2011. Sales of new cranes increased $24.2 million and sales of new aerial work platform equipment increased $0.4 million, while sales of new lift trucks increased $0.5 million. These new equipment sales increases were partially offset by a decrease in sales of new earthmoving equipment of $3.7 million and other equipment of $0.3 million.

Used Equipment Sales Revenues. Our used equipment sales increased $9.4 million, or 14.4%, to $75.1 million for the nine month period ended September 30, 2012, from approximately $65.7 million for the same nine month period in 2011. Sales of used aerial work platform equipment increased $4.1 million, while used earthmoving equipment and used crane sales increased $2.2 million and $1.1 million, respectively. Sales of used other equipment and used lift trucks increased $1.5 million and $0.6 million, respectively.

Parts Sales Revenues. Our parts sales increased $3.0 million, or 4.2%, to $74.2 million for the nine month period ended September 30, 2012 from approximately $71.2 million for the same nine month period in 2011. The increase in parts revenues was due to higher demand for parts.

Services Revenues. Our services revenues for the nine month period ended September 30, 2012 increased $1.5 million, or 3.9%, to $41.6 million from $40.1 million for the same nine month period last year. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine month period ended September 30, 2012, our other revenues were $33.7 million, an increase of $6.1 million, or 22.1%, from $27.6 million in the same nine month period in 2011. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.

Gross Profit.

	Nine Months Ended September 30,		Total Dollar Change	Total Percentage Change
	2012	2011	Increase	Increase
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$96,839	$66,810	$30,029	44.9%
New equipment sales	17,765	15,358	2,407	15.7%
Used equipment sales	21,674	15,211	6,463	42.5%
Parts sales	20,335	18,992	1,343	7.1%
Services revenues	25,708	24,573	1,135	4.6%
Non-Segmented revenues	1,488	(4,292)	5,780	134.7%

Total gross profit	$183,809	$136,652	$47,157	34.5%

Total Gross Profit. Our total gross profit was $183.8 million for the nine month period ended September 30, 2012 compared to approximately $136.7 million for the same nine month period in 2011, an increase of approximately $47.2 million, or 34.5%. Total gross profit margin for the nine month period ended September 30, 2012 was 31.3%, an increase of 4.2% from the 27.1% gross profit margin for the same nine month period in 2011. Gross profit (loss) and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine month period ended September 30, 2012 increased $30.0 million, or 44.9%, to $96.8 million from $66.8 million in the same nine month period in 2011. The increase in equipment rentals gross profit was the result of a $42.5 million increase in rental revenues for the nine month period ended September 30, 2012, which was partially offset by a $1.9 million increase in rental expenses and a $10.6 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was primarily due to a larger fleet size in 2012 compared to 2011. As a percentage of equipment rental revenues, rental expenses were 17.5% for the nine month period ended September 30, 2012 compared to 20.8% for the nine month period ended September 30, 2011 and depreciation expense was 35.9% for the nine month period ended September 30, 2012 compared to 38.8% for the same nine month period in 2011. These percentage decreases were primarily attributable to the increase in comparative rental revenues.

Gross profit margin on equipment rentals for the nine month period ended September 30, 2012 was approximately 46.6%, up 6.2% from 40.4% for the comparable period in 2011. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from improved utilization and higher average rental rates, combined with the decreases in depreciation expenses and rental expenses as a percentage of equipment rental revenues for the nine month period ended September 30, 2012 compared to same period last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2012 increased approximately $2.4 million, or 15.7%, to $17.8 million compared to $15.4 million for the same nine month period in 2011 on a total new equipment sales increase of $21.1 million. Gross profit margin on new equipment sales for the nine month period ended September 30, 2012 was 11.5% compared to 11.5% in the same nine month period in 2011.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2012 increased $6.5 million, or 42.5%, to $21.7 million from $15.2 million in the same period in 2011 on a used equipment sales increase of $9.4 million. Gross profit margin on used equipment sales for the six month period ended June 30, 2012 was 28.9%, up 5.7% from 23.2% for the same nine month period in 2011, primarily as a result of improved margins of used aerial work platform equipment, used cranes and used earthmoving equipment. Our used equipment sales from the rental fleet, which comprised approximately 86.6% and 72.4% of our used equipment sales for the nine month periods ended September 30, 2012 and 2011, respectively, were approximately 147.2% and 142.2% of net book value for the nine month periods ended September 30, 2012 and 2011, respectively.

Parts Sales Gross Profit. For the nine month period ended September 30, 2012, our parts sales revenue gross profit increased $1.3 million, or 7.1%, to $20.3 million from $19.0 million for the same nine month period in 2011 on a $3.0 million increase in parts sales revenues. Gross profit margin for the nine month period ended September 30, 2012 was 27.4%, an increase of 0.7% from 26.7% in the same nine month period in 2011, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the nine month period ended September 30, 2012, our services revenues gross profit increased $1.1 million, or 4.6%, to $25.7 million from $24.6 million for the same nine month period in 2011 on a $1.5 million increase in services revenues. Gross profit margin for the nine month period ended September 30, 2012 was 61.8%, up 0.5% from 61.3% in the same nine month period in 2011 as a result of service revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues realized a gross profit of approximately $1.5 million for the nine month period ended September 30, 2012 compared to a gross loss of $4.3 million for the same period in 2011. On a gross margin basis, gross margin for the nine month period ended September 30, 2012 was 4.5% compared to a gross loss margin of 15.6%, primarily reflective of the $6.1 million improvement in non-segmented other revenues.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $9.8 million, or 8.6%, to $124.5 million for the nine month period ended September 30, 2012 compared to $114.7 million for the nine month period ended September 30, 2011. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $7.1 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase from commission and incentive pay that resulted from higher rental and sales revenues. Stock-based compensation expense was $1.2 million for the nine month period ended September 30, 2012 compared to $1.0 million for the same nine month period last year. Legal and professional fees increased $0.8 million and bad debt expense increased $0.3 million. Supplies expense increased $0.6 million and depreciation expense increased $0.4 million. Net general corporate overhead costs increased approximately $0.6 million. As a percentage of total revenues, SG&A expenses were approximately 21.2% for the nine month period ended September 30, 2012, a decrease of 1.6% from 22.8% for the same nine month period in 2011, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the nine month period ended September 30, 2012, our net other expenses increased $12.1 million to $33.1 million compared to $21.0 million for the same nine month period in 2011. Included in Other Income (Expense) for the nine month period ended September 30, 2012 is a $10.2 million loss on the early extinguishment of debt (see discussion immediately below). Interest expense increased $2.1 million to $23.7 million for the nine month period ended September 30, 2012 compared to $21.6 million for the same nine month period in 2011. The increase is primarily the result of a $2.6 million increase in interest expense associated with the increase of the aggregate principal amount of our senior unsecured notes from $250 million to $530 million (see note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Additionally, interest related costs on the Credit Facility increased $0.8 million as a result of an increase in our borrowings during the current year comparative period. These increases in interest expense were partially offset by a $1.4 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases as a result of a decrease in borrowings during the current year comparative period.

Loss on Early Extinguishment of Debt. As more fully described in note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we recorded a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2012 of approximately $10.2 million, or approximately $6.7 million after-tax, reflecting payment of $5.0 million of tender premiums associated with our repurchase of the Old Notes and $2.6 million to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.6 million of unamortized deferred financing costs of the Old Notes.

Income Taxes. We recorded income tax expense of $9.6 million for the nine month period ended September 30, 2012 compared to income tax expense of $0.4 million for the nine month period ended September 30, 2011. Our effective income tax rate for the nine month period ended September 30, 2012 was 34.5% compared to 29.6% for the nine month period ended September 30, 2011.Our effective tax rate increased as a result of higher pre-tax income in relation to permanent differences for the nine month period ended September 30, 2012. We also recorded a reduction of book goodwill of approximately $1.5 million in the nine month period ended September 30, 2012 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2012 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the nine month period ended September 30, 2012, the cash provided by our operating activities was $21.7 million. Our reported net income of $18.1 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, loss on early extinguishment of debt, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense, writedown of goodwill for tax-deductible goodwill in excess of book goodwill, and net gains on the sale of long-lived assets, provided positive cash flows of $104.7 million. These cash flows from operating activities were also positively impacted by a $12.7 million increase in accounts payable and a $0.1 million decrease in prepaid expenses and other assets. Offsetting these positive cash flows were an increase of $72.3 million in net inventories, a $21.1 million increase in net receivables, a $1.4 million decrease in manufacturing flooring plans payable and a $0.9 million decrease in accrued expenses and other liabilities.

For the nine month period ended September 30, 2011, our cash provided by our operating activities was $16.9 million. Our reported net income of $1.1 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $64.7 million. These cash flows from operating activities were also positively impacted by a $3.2 million decrease in prepaid expenses and other assets and a $1.6 million increase in accounts payable. Offsetting these positive cash flows were an increase of $33.0 million in net inventories, a $12.1 million decrease in manufacturing flooring plans payable, a $4.7 million decrease in accrued expenses payable and other liabilities and a $2.8 million decrease in net receivables.

Cash flow from investing activities. For the nine months ended September 30, 2012, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of $172.5 million. This use of cash was a net result of purchases of rental and non-rental equipment totaling $239.3 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $66.9 million.

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

Cash flow from financing activities. For the nine month period ended September 30, 2012, cash provided by our financing activities was $129.8 million. Gross proceeds from the issuance of our 7% senior notes due 2022 (the “New Notes”) totaled $530.0 million. Net borrowings under the Credit Facility totaled $114.7 million. Excess tax benefits realized from stock-based awards totaled $0.3 million. These positive cash flows were partially offset by payments of $257.6 million on the Old Notes, a dividend payment of $244.4 million, payments of deferred financing costs of $12.4 million related to the first and third quarters amendments to the Credit Facility and the third quarter issuance of the New Notes. Additionally, we purchased $0.7 million of treasury stock and made $0.1 million of capital lease payments.

For the nine month period ended September 30, 2011, cash provided by our financing activities was approximately $13.2 million, which included net borrowings under the Credit Facility of $13.6 million. We purchased approximately $0.6 million of treasury stock in the nine month period ended September 30, 2011 and recognized $0.3 million of excess tax benefits associated with stock-based awards. Payments on capital lease obligations for the nine months ended September 30, 2011 were $0.1 million.

Senior Unsecured Notes

On August 20, 2012, the Company closed on its offering of $530 million aggregate principal amount of 7% senior notes due 2022 (the “New Notes”) in an unregistered offering. The New Notes and related guarantees were offered in a private placement solely to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or outside the United States to persons other than “U.S. persons” in compliance with Regulation S under the Securities Act. The New Notes and related guarantees have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements thereunder.

Net proceeds to the Company from the sale of the New Notes, after deducting the initial purchasers’ discount, totaled approximately $520.7 million. The Company used a portion of the net proceeds from the sale of the New Notes to repurchase $158.7 million of its $250 aggregate principal amount of the Old Notes) in early settlement of a tender offer and consent solicitation (the “Tender Offer”) that the Company launched on August 6, 2012. Holders who tendered their Old Notes prior to the early tender deadline received $1,031.67 per $1,000 principal amount of Old Notes tendered, plus accrued and unpaid interest to the redemption date. Having received the requisite consents from the holders of the Old Notes in the Tender Offer, the Company, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, executed a supplemental indenture (the “Supplemental Indenture”) amending the indenture relating to the Old Notes. Also on August 20, 2012, the Company satisfied and discharged its obligations under the indenture relating to the Old Notes and issued a notice of redemption for the remaining outstanding principal amount of the Old Notes. On September 19, 2012, the Company redeemed the remaining $91.3 million principal amount outstanding of the Old Notes at a redemption price equal to 102.792% of the aggregate principal amount of the Old Notes to be redeemed, plus accrued and unpaid interest on the Old Notes to the redemption date.

The Company used the remaining net proceeds of the offering of the New Notes to pay on September 19, 2012 a one-time special dividend. Actual dividends paid totaled approximately $244.4 million, representing $7.00 per share paid on 34,911,455 outstanding shares of Common Stock of the Company. Dividends on 232,431 outstanding shares of non-vested common stock are to be paid upon vesting of those shares pursuant to their respective stock awards’ terms and conditions.

In connection with the above transactions, the Company recorded a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2012 of approximately $10.2 million, or approximately $6.7 million after-tax, reflecting payment of $5.0 million of tender premiums and $2.6 million to redeem the Old Notes that remained outstanding following completion of the Tender Offer, combined with the write off of approximately $2.6 million of unamortized deferred financing costs of the Old Notes. Transaction costs incurred totaled approximately $10.9 million.

The New Notes were issued at par and require semiannual interest payments on March 1st and September 1st of each year, commencing on March 1, 2013. No principal payments are due until maturity (September 1, 2022). We may redeem up to 35% of the aggregate principal amount of the New Notes before September 1, 2015 with the net cash proceeds from certain equity offerings. We may also redeem the New Notes prior to September 1, 2017 at a specified “make-whole” redemption price plus accrued and unpaid interest to the date of redemption.

The New Notes rank equally in right of payment to all of our existing and future senior indebtedness and rank senior to any of our subordinated indebtedness. The New Notes are unconditionally guaranteed on a senior unsecured basis by all of our current and future significant domestic restricted subsidiaries. In addition, the New Notes are effectively subordinated to all of our and the guarantors’ existing and future secured indebtedness, including the Credit Facility, to the extent of the assets securing such indebtedness, and are structurally subordinated to all of the liabilities and preferred stock of any of our subsidiaries that do not guarantee the New Notes.

Pursuant to a registration rights agreement entered into between the Company, the guarantors of the New Notes and the initial purchasers of the New Notes, we have agreed to make an offer to exchange the New Notes and guarantees for registered, publicly tradable notes and guarantees that have substantially identical items. A copy of the registration rights agreement is attached as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2012.

Senior Secured Credit Facility

We and our subsidiaries are parties to a senior secured Credit Facility with General Electric Capital Corporation as agent, and the lenders named therein (the “Lenders”). On February 29, 2012, the Company amended its existing $320.0 million credit facility (“Amendment No. 1”) with its Lenders. Amendment No. 1 (i) permitted the refinancing of the Old Notes in an amount not less than $200.0 million and not greater than the outstanding principal amount of such notes at the time of such refinancing and with no amortization or final maturity prior to the date six months following the maturity of the Credit Agreement, (ii) extended the maturity date of the Credit Facility from July 29, 2015 to the earlier to occur of, inter alia, February 29, 2017, and, unless previously refinanced, the date that is six months prior to the maturity of the Old Notes (giving effect to any extensions thereof), (iii) provides that the unused commitment fee margin will be either 0.50% or 0.375%, depending on the ratio of the average of the daily closing balances of the aggregate revolving loans, swing line loans and letters of credit outstanding during each month to the aggregate commitments for the revolving loans, swing line loans and letters of credit, (iv) lowered the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 1.00% to 1.50% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, (v) lowered the margin applicable to the letter of credit fee to between 2.00% and 2.50%, depending on the leverage ratio, and (vi) adds provisions whereby the Company represents that it, its subsidiaries and other related parties are in compliance with federal anti-terrorism laws and regulations. Total transaction costs on Amendment No. 1 totaled approximately $0.8 million.

On August 9, 2012, the Company amended the Credit Facility (“Amendment No. 2”). Amendment No. 2, among other things, (i) permitted the refinancing of the Old Notes in an amount not less than $200 million and not greater than $530 million and with no amortization or final scheduled maturity prior to the date six months following the maturity of the Credit Facility, (ii) changed the maturity date of the Credit Facility to the earlier to occur of February 29, 2017, and the date that is six months prior to the scheduled maturity of the New Notes (giving effect to any extensions thereof) (subject to earlier termination upon the occurrence of, under certain circumstances, an event of default or prepayment in full of the amounts owing under the Credit Facility), (iii) permitted the one-time dividend by the Company that was paid on September 19, 2012.

On August 17, 2012, the Company again amended the Credit Facility by entering into Amendment No. 3 to the Credit Facility (“Amendment No. 3”), which, among other things, exercises the Credit Facility's existing incremental facility by $82.5 million, increasing the Lenders' aggregate revolving loan commitments from $320.0 million to $402.5 million. Total transaction costs related to Amendment No. 2 and Amendment No. 3 totaled approximately $0.7 million.

As amended, the Credit Facility provides, among other things, a $402.5 million senior secured asset based revolver which includes a $30.0 million letter of credit facility, and, after giving effect to the increase provided for in Amendment No. 3, a $47.5 million incremental facility. In addition, the borrowers under the Credit Facility remain the same, the Credit Facility remains secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries continue to provide a guaranty of the obligations under the Credit Facility. The credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). The Credit Facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). As of September 30, 2012, we were in compliance with our financial covenants under the Credit Facility.

At September 30, 2012, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at September 30, 2012 was 3.1%. At October 26, 2012, we had $253.3 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. In addition, we may use cash from working capital and/or borrowings under the Credit Facility should we repurchase Company securities. We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2012 were approximately $239.9 million, including $27.6 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2012 were approximately $27.0 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of October 26, 2012, we had $253.3 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the indenture governing the New Notes, and the Credit Facility, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

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

Contractual and Commercial Commitments

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of September 30, 2012.

	Payments Due by Year
	Total	2012	2013-2014	2015-2016	Thereafter
	(Amounts in thousands)
New Notes payable	$530,000	$—	$—	$—	$530,000
Interest payments on New Notes (1)	372,443	—	75,643	74,200	222,600
Credit Facility	130,725	—	—	—	130,725
Interest payments on Credit Facility (1)	21,819	5,455	10,909	5,455	—
Capital lease obligations (including interest) (2)	3,711	83	666	666	2,296
Operating leases (3)	86,772	3,437	21,068	16,282	45,985
Other long-term obligations (4)	56,925	6,816	46,320	3,789	—

Total contractual cash obligations (5)	$1,202,395	$15,791	$154,606	$100,392	$931,606

(1)	Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity. Interest on Credit Facility assumes the interest rate in effect at September 30, 2012 and includes the unused commitment fee.
(2)	This includes a capital lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the lease.
(3)	This includes total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.
(4)	Amounts include $56.9 million in manufacturer flooring plans payable, which is used to finance our purchases of inventory and rental equipment.
(5)	We had an unrecognized tax benefit of approximately $6.5 million at September 30, 2012. This liability is not included in the table above as this amount relates to federal income taxes and any liability subsequently determined and potentially assessed by the IRS would be offset against our Net Operating Losses for the related tax years and no cash payment would be required.

Additionally, as of September 30, 2012, we had a standby letter of credit issued under the Credit Facility totaling $6.5 million.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At September 30, 2012, we had total borrowings outstanding under the Credit Facility of $130.7 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.3 million increase in interest expense on an annualized basis. At October 26, 2012, we had $253.3 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of September 30, 2012 on the fixed-rate New Notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2012, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2012, 32,931 shares of non-vested stock that were issued in 2011 vested at $15.11 per share. Certain holders of those vested shares returned 10,082 shares of common stock to the Company during the quarter ended September 30, 2012 as payment for their respective employee withholding taxes. This resulted in an addition of 10,082 shares to treasury stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

4.1	Indenture, dated August 20, 2012, by and among H&E Equipment Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 7% Senior Notes due 2022 (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

4.2	Registration Rights Agreement, dated August 20, 2012, by and among the Company, GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), Inc., H&E Finance Corp., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

10.1	Amendment No. 2, dated August 9, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 10, 2012).

10.2	Amendment No. 3, dated August 17, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: November 1, 2012	By:	/s/ John M. Engquist
John M. Engquist President and Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2012	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Indenture, dated August 20, 2012, by and among H&E Equipment Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 7% Senior Notes due 2022 (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

4.2	Registration Rights Agreement, dated August 20, 2012, by and among the Company, GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), Inc., H&E Finance Corp., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

10.1	Amendment No. 2, dated August 9, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 10, 2012).

10.2	Amendment No. 3, dated August 17, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).