Form 10-K
period 2012-12-31
H&E Equipment Services, Inc.
filed 2013-03-05
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-51759

H&E EQUIPMENT SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0553291
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7500 Pecue Lane,
Baton Rouge, Louisiana 70809	(225) 298-5200
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $278,743,006 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 26, 2013, there were 35,159,906 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2012.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report on Form 10-K.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•

general economic conditions and construction and industrial activity in the markets where we operate in North America, as well as the depth and duration of the recent macroeconomic downturn and related decreases in construction and industrial activities, which may significantly affect our revenues and operating results;

•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;

•	relationships with equipment suppliers;

•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;

•	our indebtedness;

•	risks associated with the expansion of our business;

•	competitive pressures;

•	our possible inability to integrate any businesses we acquire;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under Item 1A - Risk Factors or elsewhere in this Annual Report on Form 10-K.

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

By providing rental, sales, parts, repair and maintenance functions under one roof, we offer our customers a one-stop solution for their equipment needs. This full-service approach provides us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, new and used equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enables us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we have developed throughout our history as an integrated services company provide us with a competitive advantage over rental-focused companies and equipment distributors. In addition, our focus on four core categories of heavy construction and industrial equipment enables us to offer specialized knowledge and support to our customers. For the year ended December 31, 2012, we generated total revenues of approximately $837.3 million. The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2012 by business segment (see note 17 to our consolidated financial statements for further information regarding our business segments):

We have operated, through our predecessor companies, as an integrated equipment services company for approximately 52 years and have built an extensive infrastructure that as of February 26, 2013 includes 65 full-service facilities located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Products and Services

Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2012, consisted of 21,090 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $883.0 million and an average age of approximately 38.0 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.

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

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2012, approximately 86.6% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and service business for us.

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

Industry Background

Although there has been some consolidation within the industry, including the acquisition of Rental Services Corporation by United Rentals, Inc., the U.S. construction equipment distribution industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, and demand for rental equipment and has been adversely affected by the recent economic downturn and the related decline in construction and industrial activities. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include United Rentals/Rental Service Corporation, Sunbelt Rentals and Hertz Equipment Rental. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies, which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment services company, we rent, sell and provide parts and service support. Although many of the historically pure equipment rental companies also provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our service and sales staff provides.

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

Well-Developed Infrastructure. We have built an infrastructure that as of February 26, 2013 included a network of 65 full-service facilities, and a workforce that included a highly-skilled group of approximately 561 service technicians and an aggregate of 216 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.

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

Experienced Management Team. Our senior management team is led by John M. Engquist, our Chief Executive Officer, who has approximately 38 years of industry experience. Our senior and regional managers have an average of approximately 21 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.

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

Enter Carefully Selected New Markets. We intend to continue our strategy of selectively expanding our network to solidify our presence in attractive and contiguous regions where we operate. We look to add new locations in those markets that offer attractive growth opportunities, high or increasing levels of demand for construction and heavy equipment, and contiguity to our existing markets.

Make Selective Acquisitions. The equipment industry is fragmented and includes a large number of relatively small, independent businesses servicing discrete local markets. Some of these businesses may represent attractive acquisition candidates. We intend to evaluate and pursue, on an opportunistic basis, acquisitions which meet our selection criteria, including favorable financing terms, with the objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position.

History

Through our predecessor companies, we have been in the equipment services business for approximately 52 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

We completed, effective as of February 28, 2006, the acquisition of all the outstanding capital stock of Eagle High Reach Equipment, Inc. (now known as H&E California Holding, Inc.) and all of the outstanding equity interests of its subsidiary, Eagle High Reach Equipment, LLC (now known as H&E Equipment Services (California), LLC) (collectively, “Eagle” or the “Eagle Acquisition”). Prior to the acquisition, Eagle was a privately-held construction and industrial equipment rental company serving the southern California construction and industrial markets out of four branch locations.

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

Customers

We serve approximately 31,300 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2012, no single customer accounted for more than 1.2% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 8.0% of our total revenues in 2012.

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

Suppliers

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 60% of our new equipment and rental fleet from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) during the year ended December 31, 2012. These relationships improve our ability to negotiate equipment acquisition pricing. We are also a leading

U.S. distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Doosan/Bobcat and Grove/Manitowoc. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and service that in many cases are covered under the manufacturer’s warranty. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and service support. Although there has been some consolidation within the equipment industry, including the United Rentals’ acquisition of Rental Services Corporation, the equipment industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals/Rental Services Corporation, Sunbelt Rentals and Hertz Equipment Rental) or equipment dealers (for example, Finning and Toromont) to small, independent businesses with a limited number of locations.

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

Employees

As of December 31, 2012, we had approximately 1,744 employees. Of these employees, 685 are salaried personnel and 1,059 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to two branch locations cover approximately 68 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

Generally, the total number of employees does not significantly fluctuate throughout the year. However, acquisition activity or the opening of new branches may increase the number of our employees or fluctuations in the level of our business activity could require some staffing level adjustments in response to actual or anticipated customer demand.

Available Information

We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we have filed with or furnished to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports for insiders and any amendments to these reports filed with or furnished to the SEC are available free of charge through our internet website (www.he-equipment.com) as soon as reasonably practicable after filing with the SEC. We use the Investor Relations section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors Relations section of our website, in addition to following press releases, SEC filings and public conference calls and webcasts.

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

Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. Additionally, unfavorable market conditions may depress demand for our products and services or make it difficult for our customers to obtain financing and credit on reasonable terms. Unfavorable market conditions also may cause more of our customers to be unable to meet their payment obligations to us, increasing delinquencies and credit losses. If we are unable to manage credit risk adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions. Moreover, our suppliers may be adversely impacted by unfavorable capital and credit markets, causing disruption or delay of product availability. These events could negatively impact our business, financial position, results of operations and cash flows.

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

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness outstanding. As of December 31, 2012, we had total indebtedness of approximately $690.2 million, consisting of the $530.0 million aggregate amounts outstanding under our senior unsecured notes, $157.7 million of outstanding borrowing under our senior secured credit facility (the “Credit Facility”) and $2.4 million of capital lease obligations. As a result of the closing of our $100 million notes offering on February 4, 2013, the proceeds of which were used to pay down amounts outstanding under our Credit Facility, the aggregate amounts outstanding as of February 4, 2013 under our senior unsecured notes totaled $630.0 million and amounts outstanding on our Credit Facility totaled $19.8 million. As of February 26, 2013, we had borrowing availability under the Credit Facility of $381.1 million, net of $6.5 million of outstanding letters of credit.

Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

We expect to use cash flow from operations and borrowings under our Credit Facility to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough capital, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior unsecured notes and our Credit Facility, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements governing the senior unsecured notes and the Credit Facility may limit our ability to pursue any of these alternatives.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Credit Facility and the indenture governing the senior unsecured notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from such dispositions. Any proceeds we do receive from a disposition may not be adequate to meet any debt service obligations then due. In addition, we used a portion of the proceeds from the initial offering of the senior unsecured notes in August 2012 to pay a special, one-time cash dividend to our stockholders on September 19, 2012. The payment of this dividend decreased our available cash.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the Credit Facility or the indenture governing the senior unsecured notes.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under the Credit Facility could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

•	we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur more indebtedness, which could further exacerbate the risks described above.

Under the terms of the agreements governing the Credit Facility and the senior unsecured notes, we and our subsidiaries may be able to incur substantial indebtedness in the future.

Additionally, our Credit Facility provides revolving commitments of up to $402.5 million in the aggregate. As of February 26, 2013, we had $381.1 million of availability under the Credit Facility, net of $6.5 million of outstanding letters of credit. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

The agreements governing the Credit Facility and our senior unsecured notes restrict our ability to engage in certain corporate and financial transactions.

The agreements governing the Credit Facility and the senior unsecured notes contain certain covenants that, among other things, restrict our and our restricted subsidiaries’ ability to:

•	incur more debt;

•	pay dividends and make distributions;

•	issue preferred stock of subsidiaries;

•	make investments;

•	repurchase stock;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale and lease-back transactions;

•	merge or consolidate; and

•	transfer and sell assets.

Our ability to borrow under the Credit Facility depends upon compliance with the restrictions contained in the Credit Facility. Events beyond our control could affect our ability to meet these covenants.

In addition, the Credit Facility requires us to meet certain financial conditions tests. Events beyond our control can affect our ability to meet these financial conditions tests and to comply with other provisions governing the Credit Facility and the senior unsecured notes. Our failure to comply with obligations under the agreements governing the Credit Facility and the senior unsecured notes may result in an event of default under the agreements governing the Credit Facility and the senior unsecured notes, respectively. A default, if not cured or waived, may permit acceleration of this indebtedness and our other indebtedness. We may not be able to remedy these defaults. If our indebtedness is accelerated, we may not have sufficient funds available to pay the accelerated indebtedness and may not have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Credit Facility are at variable rates of interest and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our results of operations would be adversely impacted. Such increases in interest rates could have a material adverse effect on our financial conditions and results of operations.

Our business could be hurt if we are unable to obtain additional capital as required, resulting in a decrease in our revenues and profitability.

The cash that we generate from our business, together with cash that we may borrow under our Credit Facility, may not be sufficient to fund our capital requirements. We may require additional financing to obtain capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and refinancing existing indebtedness. Any additional indebtedness that we incur will make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures. Moreover, we may not be able to obtain additional capital on acceptable terms, if at all. If we are unable to obtain sufficient additional financing in the future, our business could be adversely affected by reducing our ability to increase revenues and profitability.

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

The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of availability, quality, reliability, delivery and price. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates or sales prices. The market downturn and increased competitive pressures in 2009 and 2010 caused us to significantly reduce our rates to maintain market share, resulting in lower operating margins and profitability. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.

We purchase a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business, as we may be unable to obtain adequate or timely rental and sales equipment.

We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2012, we purchased approximately 60% of our rental and sales equipment from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

Our suppliers of new equipment may appoint additional distributors, sell directly or unilaterally terminate our distribution agreements, which could have a material adverse effect on our business due to a reduction of, or inability to increase, our revenues.

We are a distributor of new equipment and parts supplied by leading, nationally-known OEMs. Under our distribution agreements with these OEMs, manufacturers retain the right to appoint additional dealers and sell directly to national accounts and government agencies. We have both written and oral distribution agreements with our new equipment suppliers. Under our oral agreements with the OEMs, we operate under our established course of dealing with the supplier and are subject to the applicable state law regarding such relationship. In most instances, the OEMs may appoint additional distributors, elect to sell to customers directly or unilaterally terminate their distribution agreements with us at any time without cause. Any such actions could have a material adverse effect on our business, financial condition and results of operations due to a reduction of, or an inability to increase, our revenues.

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

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2012, we sold used equipment from our rental fleet at an average selling price of approximately 148.5% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could limit our revenues and profitability. Future acquisitions may result in significant transaction expenses and we may involve significant costs. We may experience integration and consolidation risks associated with future acquisitions.

An element of our growth strategy is to selectively pursue on an opportunistic basis acquisitions of additional businesses. The success of this element of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements.

We may not have sufficient management, financial and other resources to integrate and consolidate any future acquisitions. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses we acquire could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business. Furthermore, general economic conditions or unfavorable global capital and credit markets could affect the timing and extent to which we successfully acquire new businesses, which could limit our revenues and profitability.

We may not be able to facilitate our growth strategy by identifying and opening attractive start-up locations, which could limit our revenues and profitability.

An element of our growth strategy is to selectively identify and implement start-up locations in order to add new customers. The success of this element of our growth strategy depends, in part, on identifying strategic start-up locations.

We also cannot assure you that we will be able to identify attractive start-up locations. Opening start-up locations may involve significant costs and limit our ability to expand our operations. Start-up locations may involve risks associated with entering new markets and we may face significant competition.

We may not have sufficient management, financial and other resources to successfully operate new locations. Any significant diversion of management’s attention or any major difficulties encountered in the locations that we open in the future could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business. Furthermore, general economic conditions or unfavorable global capital and credit markets could affect the timing and extent to which we open new start-up locations, which could limit our revenues and profitability.

We are dependent on key personnel. A loss of key personnel could have a material adverse effect on our business, which could result in a decline in our revenues and profitability.

Our senior and regional managers have an average of approximately 21 years of industry experience. Our branch managers have extensive knowledge and industry experience as well. Our success is dependent, in part, on the experience and skills of our management team. Competition for top management talent within our industry is generally significant. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely manner, we may be challenged to effectively manage our business and execute our strategy.

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

When we acquire a business, we record goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. At December 31, 2012, we had goodwill of approximately $32.1 million. In accordance with Accounting Standards Codification 350, Intangibles–Goodwill & Other, we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test.

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

We currently have approximately 68 employees in Utah, a significant territory in our geographic footprint, who are covered by collective bargaining agreements and approximately 1,676 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

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

Environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases. These liabilities can be imposed on the parties generating or disposing of such substances or the operator of the affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if a contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of our operations (which involve the use of petroleum products, solvents and other hazardous substances for fueling and maintaining our equipment and vehicles), there can be no assurance that prior site assessments or investigations have identified all potential instances of soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities which may be material.

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

As of February 26, 2013, we had a network of 65 full-service facilities, serving approximately 31,300 customers across 22 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States.

In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 65 total facilities, we own 10 of our locations and lease 55 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama (2)		Montana (2)
Birmingham	Leased	Belgrade	Leased
Huntsville	Leased	Billings	Leased
Arizona (2)		New Mexico (1)
Phoenix	Leased	Albuquerque	Leased
Tucson	Leased	Nevada (2)
Arkansas (2)		Las Vegas	Leased
Little Rock	Owned	Reno	Leased
Springdale	Owned	North Carolina (5)
California (6)		Arden	Leased
Bakersfield	Leased	Charlotte(2)	Leased(2)
Fontana	Leased	Raleigh	Leased
La Mirada	Leased	Winston-Salem	Leased
Sacramento	Leased	Oklahoma (2)
San Diego	Leased	Oklahoma City	Leased
Santa Fe Springs	Owned	Tulsa	Leased
Colorado (2)		South Carolina (2)
Colorado Springs	Leased	Columbia	Leased
Denver	Leased	Greenville	Leased
Florida (4)		Tennessee (3)
Fort Myers	Leased	Chattanooga	Leased
Orlando	Leased	Memphis	Leased
Pompano Beach	Leased	Nashville	Leased
Tampa	Leased	Texas (9)
Georgia (1)		Austin	Leased
Atlanta	Leased	Corpus Christi	Leased
Idaho (2)		Dallas(2)	Leased(1) Owned(1)
Boise	Leased	Houston(2)	Leased(2)
Coeur d’Alene	Leased	Mesquite	Leased
Louisiana (8)		Midland	Leased
Alexandria	Leased	San Antonio	Owned
Baton Rouge	Owned	Utah (1)
Belle Chasse	Leased	Salt Lake City	Leased
Kenner	Owned	St. George	Leased
Lafayette	Leased	Virginia (4)
Lake Charles	Leased	Ashland	Owned
Shreveport(2)	Leased(2)	Chesapeake	Leased
Maryland (2)		Roanoke	Owned
Baltimore(2)	Leased(1) Owned(1)	Warrenton	Leased
Mississippi (1)		Washington(1)
Jackson	Leased	Seattle	Leased

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to 100 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 230 people. Our new corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

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

Market Information

Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low closing sale prices per share for our common stock as reported by Nasdaq for the years ended December 31, 2012 and 2011. Prices shown are shown as adjusted for the special, one-time cash dividend of $7.00 per share paid on September 19, 2012 to holders of record of our common stock.

	High	Low
Year ended December 31, 2011
First quarter	$19.56	$11.54
Second quarter	20.13	12.51
Third quarter	14.61	7.50
Fourth quarter	14.32	7.17
Year ended December 31, 2012
First quarter	$20.85	$13.80
Second quarter	19.92	13.85
Third quarter(a)	19.82	12.12
Fourth quarter	15.76	11.85

(a)

Pursuant to NASDAQ Exchange rules, the “ex-dividend” date with respect to the $7.00 per share special, one-time cash dividend was set at September 20, 2012. Accordingly, prior to the commencement of trading on September 20, 2012, the Company’s stock price was reduced $7.00 to reflect the payment of the special, one-time cash dividend. The closing price per share on September 19, 2012 and September 20, 2012 was $19.82 and $13.13, respectively.

Holders

On February 26, 2013, we had 138 stockholders of record of our common stock.

Dividends

The Company paid a special, one-time cash dividend on September 19, 2012. Actual dividends paid totaled approximately $244.4 million, representing $7.00 per share paid on 34,911,455 outstanding shares of common stock of the Company. Dividends on 232,431 outstanding shares of non-vested common stock totaling an estimated $1.5 million are to be paid upon vesting of those shares pursuant to their respective stock awards’ terms and conditions. We do not anticipate paying any additional dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to declare and pay future dividends is restricted by covenants in our Credit Facility and the indenture governing our senior unsecured notes and may be further limited by instruments governing future outstanding indebtedness we or our subsidiaries may incur.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc. common stock beginning on December 31, 2007 and for each subsequent quarter period end through and including December 31, 2012, with the cumulative return of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc. (“URI”), Hertz Global Holdings, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. Our peer group as presented in our Form 10-K for the year ended December 31, 2011 included RSC Holdings, Inc. (“RSC”), whose acquisition by URI was completed during 2012. RSC is therefore not included in the current year peer group.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices on December 31, 2007. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among H&E Equipment Services, Inc., the Russell 2000 Index, and a Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
H&E Equipment Services, Inc	$100.00	$40.84	$55.61	$61.28	$71.08	$122.36
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09
Peer Group	100.00	40.86	71.06	103.86	91.14	126.70

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

Issuer Purchases of Equity Securities

There were no stock repurchases or other purchases of equity securities by the Company during the fourth quarter ended December 31, 2012.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share amounts)
Statement of operations data(1):
Revenues:
Equipment rentals	$288,641	$228,038	$177,970	$191,512	$295,398
New equipment sales	241,721	220,211	167,303	208,916	374,068
Used equipment sales	104,563	85,347	62,286	86,982	160,780
Parts sales	99,621	94,511	86,686	100,500	118,345
Services revenues	56,554	53,954	49,629	58,730	70,124
Other	46,215	38,490	30,280	33,092	50,254

Total revenues	837,315	720,551	574,154	679,732	1,068,969

Cost of revenues:
Rental depreciation	102,966	86,781	78,583	87,902	104,311
Rental expense	50,052	46,599	40,194	42,086	49,481
New equipment sales	214,197	196,152	150,665	183,885	324,472
Used equipment sales	73,988	65,042	48,269	70,305	121,956
Parts sales	72,323	69,222	63,902	72,786	83,561
Services revenues	21,977	21,024	18,751	21,825	25,324
Other	44,510	43,028	37,851	35,445	49,824

Total cost of revenues	580,013	527,848	438,215	514,234	758,929

Gross profit (loss):
Equipment rentals	135,623	94,658	59,193	61,524	141,606
New equipment sales	27,524	24,059	16,638	25,031	49,596
Used equipment sales	30,575	20,305	14,017	16,677	38,824
Parts sales	27,298	25,289	22,784	27,714	34,784
Services revenues	34,577	32,930	30,878	36,905	44,800
Other	1,705	(4,538)	(7,571)	(2,353)	430

Total gross profit	257,302	192,703	135,939	165,498	310,040

Selling, general and administrative expenses(2)	169,653	153,354	148,277	144,460	181,037
Impairment of goodwill and intangible assets(3)	—	—	—	8,972	22,721
Gain from sales of property and equipment, net	1,592	793	443	533	436

Income (loss) from operations	89,241	40,142	(11,895)	12,599	106,718

Other income (expense):
Interest expense(4)	(35,541)	(28,727)	(29,076)	(31,339)	(38,255)
Loss on early extinguishment of debt(5)	(10,180)	—	—	—	—
Other, net	928	726	591	619	934

Total other expense, net	(44,793)	(28,001)	(28,485)	(30,720)	(37,321)

Income (loss) before income taxes	44,448	12,141	(40,380)	(18,121)	69,397
Income tax provision (benefit)	15,612	3,215	(14,920)	(6,178)	26,101

Net income (loss)	$28,836	$8,926	$(25,460)	$(11,943)	$43,296

Net income (loss) per common share:
Basic	$0.83	$0.26	$(0.73)	$(0.35)	$1.22

Diluted	$0.82	$0.26	$(0.73)	$(0.35)	$1.22

Weighted average common shares outstanding:
Basic	34,890	34,759	34,668	34,607	35,575

Diluted	34,978	34,887	34,668	34,607	35,583

Dividends declared per common share outstanding	$7.00	$—	$—	$—	$—

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands)
Other financial data:
Depreciation and amortization(6)	$116,513	$99,398	$92,266	$99,293	$117,677
Statement of cash flows:
Net cash provided by operating activities	41,023	60,385	17,938	72,901	120,467
Net cash provided by (used in) investing activities	(212,990)	(80,928)	(29,669)	37,900	(36,675)
Net cash provided by (used in) financing activities	156,646	15,609	(4,456)	(76,731)	(87,288)

	As of December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands)
Balance sheet data:
Cash	$8,894	$24,215	$29,149	$45,336	$11,266
Rental equipment, net	583,349	450,877	426,637	437,407	554,457
Goodwill(3)	32,074	34,019	34,019	34,019	42,991
Deferred financing costs, net	5,049	5,640	7,027	5,545	6,964
Intangible assets, net(7)	—	66	429	988	1,579
Total assets	942,399	753,305	734,421	763,084	966,634
Total debt(8)	690,166	268,660	252,754	254,110	330,584
Stockholders’ Equity	48,636	264,207	254,250	278,882	290,207

(1)	See note 17 to the consolidated financial statements discussing segment information.
(2)

Stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 totaled $1.9 million, $1.3 million, $1.0 million, $0.7 million and $1.5 million, respectively.

(3)

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

(4)

Interest expense for the periods presented is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest (comprised of amortization of deferred financing costs and accretion of note discount).

(5)

As more fully discussed in note 8 to the consolidated financial statements, in the third quarter of 2012 the Company recorded a one-time loss on the early extinguishment of debt of approximately $10.2 million, or approximately $6.6 million after-tax.

(6)	Excludes amortization of deferred financing costs and accretion of loan discounts, which are both included in interest expense.
(7)	We recorded a $6.8 million impairment, or $4.2 million after tax, in 2008 related to our customer relationships intangible asset.
(8)

Total debt represents the aggregate amounts outstanding, as applicable for the periods presented, under the Credit Facility, senior unsecured notes, notes payable and capital leases. Total debt as presented as of December 31, 2012 includes $8.9 million of unaccreted note discount related to the Company’s senior unsecured notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2012, and its results of operations for the year ended December 31, 2012, and should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

As of February 26, 2013, we operated 65 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 52 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year ended December 31, 2012, approximately 34.5% of our total revenues were attributable to equipment rentals, 28.9% of our total revenues were attributable to new equipment sales, 12.5% were attributable to used equipment sales, 11.9% were attributable to parts sales, 6.7% were attributable to our service revenues and 5.5% were attributable to non-segmented other revenues.

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2012 by business segment (see note 17 to our consolidated financial statements for further information regarding our business segments):

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2012, our total cost of revenues was approximately $580.0 million. Our operating expenses consist principally of selling, general and administrative expenses. For the year ended December 31, 2012, our selling, general and administrative expenses were $169.7 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

We are also subject to federal and state income taxes. Our Federal Tax Returns for the tax years 2005 through 2009 were recently examined by the Internal Revenue Service (“IRS”) following the Company’s filing of amended returns for those tax years pursuant to which the Company claimed a net operating loss carryback. In February 2013, the IRS concluded its examination of those tax returns and determined that no material adjustments were required. Future income tax examinations by state and federal agencies could result in additional income tax expense based on probable outcomes of such matters.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving senior secured credit facility (the “Credit Facility”), senior unsecured notes due 2022 and our capital lease obligations, as well as our extinguished senior unsecured notes due 2016 (the “Old Notes”) for the periods during which such Old Notes were outstanding. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs is also included in interest expense.

Principal Cash Flows

We generate cash primarily from our operating activities and, historically, we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under the Credit Facility as the primary sources of funds to purchase inventory and to fund working capital and capital expenditures (see also “Liquidity and Capital Resources” below). Our management of our working capital is closely tied to operating cash flows as working capital can be significantly impacted by, among other things, our accounts receivable activities, the level of new and used equipment inventories, which may increase or decrease in response to current and expected demand, and the size and timing of our trade accounts payable payment cycles.

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2012 was $583.3 million, or approximately 61.3% of our total assets. Our rental fleet as of December 31, 2012 consisted of 21,090 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $883.0 million. As of December 31, 2012, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	14,162	67.2%	$535.9	60.7%	46.4
Cranes	382	1.8%	108.2	12.3%	40.6
Earthmoving	1,971	9.3%	170.3	19.3%	19.3
Industrial Lift Trucks	714	3.4%	26.8	3.0%	23.1
Other	3,861	18.3%	41.8	4.7%	19.4

Total	21,090	100.0%	$883.0	100.0%	38.0

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

The original acquisition cost of our gross rental fleet increased by approximately $146.4 million, or 19.9%, for the year ended December 31, 2012, due to rental equipment purchases in response to improved equipment time utilization from the increase in demand. The average age of our rental fleet equipment decreased by approximately 5.3 months for the year ended December 31, 2012.

Our average rental rates for the year ended December 31, 2012 were 10.5% higher than the year ended December 31, 2011 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the year ended December 31, 2012 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

•

Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. Adverse weather also has a seasonal impact in parts of our Intermountain region, particulary in the winter months.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 50 of this Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2012, 2011 and 2010 were 0.4%, 0.4% and 0.6%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

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

The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2012 was $103.0 million.

For the year ended December 31, 2012, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or Aerial Work Platforms	Cranes	Earth- moving	Industrial Lift Trucks	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2012
Depreciation expense for the year ended December 31, 2012	$52.8	$11.7	$27.2	$3.7	$7.6	$103.0
Increase of 2 years in useful life	40.7	8.6	17.0	2.7	7.0	76.0
Decrease of 2 years in useful life	61.1	12.9	39.7	4.8	7.6	126.1

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $11.6 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $13.5 million.

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

Purchase Price Allocation. We have made significant acquisitions in the past and we may make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 (“ASC 350”), Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 31, 2012, adjustments to fair value assessments have been recorded to goodwill over the purchase price allocation period (typically not exceeding 12 months).

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

As of December 31, 2012, our goodwill was comprised of the following carrying values of three reporting units (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2012
Equipment Rentals Component 2	$19,226
Used Equipment Sales	6,311
Parts Sales	6,537

Total Goodwill	$32,074

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to first use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. Considerable judgment is required by management in using the qualitative approach under ASU 2011-08 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. As noted in note 2 to the consolidated financial statements, we adopted ASU 2011-08 in conjunction with our annual impairment test as of October 1, 2011. During fiscal years 2011 and 2012, we performed, as of October 1 of each year, a qualitative assessment and determined that it is more likely than not that the fair value of each of our reporting units is not less than its carrying value and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

Based upon improving macroeconomic conditions and positive trends within our industry and market, combined with recent positive operating results in comparison to prior periods and our internal forecasts, and with consideration of the cushion between the reporting unit’s fair value and carrying value from our most recent quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2011 and 2012 valuation dates and there was no goodwill impairment at October 1, 2011 or 2012.

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

Long-lived Assets and Intangible Assets. Our long-lived assets principally consist of rental equipment and property and equipment. Our intangible assets consisted principally of the intangible assets acquired in the September 1, 2007 Burress Acquisition and were fully amortized as of December 31, 2012. We review our long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived and intangible assets involves significant estimates and judgment on the part of management. Our estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances.

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

Reserves for Claims. We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure up to specified retention limits include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels.

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

Our U.S. federal tax returns for 2005 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2007 and subsequent years. Our Federal Tax Returns for the tax years 2005 through 2009 were recently examined by the IRS. No material adjustment resulted from the IRS examination.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the years ended December 31, 2012, 2011 and 2010. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

During the years ended December 31, 2010 and 2009, our revenues and gross profits/margins were negatively impacted by lower customer demand resulting from several factors, including: (i) the decline in construction and industrial activities; (ii) the macroeconomic downturn; and (iii) unfavorable credit markets affecting end-user access to capital. Although our total gross profit margins trended downward from the year ended December 31, 2006 through December 31, 2010, the rate of total gross profit margin decline was the most significant during the year ended December 31, 2009 and in the first quarter of 2010, as a result of the above factors. However, during the second, third and fourth quarters of 2010 and the 2011 and 2012 fiscal years, our operating segments generally realized either higher gross profit margins or improvements in the rate of gross profit margin decline on a year-over-year comparative quarterly basis. We cannot forecast with certainty whether these recent gross profit margin improvements are indicative of a favorable trend in our business, nor can we forecast whether, or to what extent, we may experience any ongoing or future declines, and, if we do, whether our responses will be meaningful in mitigating or reversing the prior gross profit margin declines.

Deterioration in the non-residential construction industry and the industrial sectors we serve could result in declining revenues and gross profits/margins and may have a material adverse effect on our financial position, results of operations and cash flows in the future. During the economic downturn in 2009 and 2010, we proactively responded to these unfavorable business factors through various operational and strategic measures, including closing underperforming branches and redeploying rental fleet assets to existing branches with higher demand or to branches in new markets where demand was higher; minimizing rental fleet capital expenditures; reducing headcount; implementing cost reduction measures throughout the Company; and using some of the excess cash flow resulting from our planned reduction in capital expenditures to repay outstanding debt. We believe that these measures strengthened our balance sheet by improving our cash position. We will continue to evaluate and respond to business conditions as appropriate. We believe that our efforts have positioned us to take advantage of future opportunities.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues.

	For the Year Ended December 31,		Total Dollar Increase	Total Percentage Increase
	2012	2011
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$288,641	$228,038	$60,603	26.6%
New equipment sales	241,721	220,211	21,510	9.8%
Used equipment sales	104,563	85,347	19,216	22.5%
Parts sales	99,621	94,511	5,110	5.4%
Services revenues	56,554	53,954	2,600	4.8%
Non-Segmented revenues	46,215	38,490	7,725	20.1%

Total revenues	$837,315	$720,551	$116,764	16.2%

Total Revenues. Our total revenues were $837.3 million for the year ended December 31, 2012 compared to $720.6 million for the year ended December 31, 2011, an increase of $116.8 million, or 16.2%. Revenues increased in all of our reportable segments and non-segmented revenues and are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2012 increased approximately $60.6 million, or 26.6%, to $288.6 million from $228.0 million in 2011. Rental revenues from aerial work platforms increased approximately $36.0 million, while rental revenues from cranes increased $5.6 million. Other equipment rentals increased $12.4 million, earthmoving equipment rentals increased $3.5 million and lift truck rental revenues increased $3.1 million. Our average rental rates for the year ended December 31, 2012 increased 10.5% compared to the year ended December 31, 2011.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2012 improved to 35.3% compared to 31.7% in 2011, an increase of 3.6%. The increase in comparative rental equipment dollar utilization was primarily driven by a 10.5% increase in average rental rates in the comparative period combined with a 1.3% increase in rental equipment time utilization (equipment usage based on the number of rental equipment units available for rent). Rental equipment time utilization based on the number of rental equipment units available for rent was 67.5% for the year ended December 31, 2012 compared to 66.2% in 2011. Rental equipment time utilization as a percentage of original equipment cost was 72.0% for the year ended December 31, 2012 compared to 69.7% in 2011, an increase of 2.3%.

New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2012 increased $21.5 million, or 9.8%, to $241.7 million from $220.2 million in 2011. Sales of new cranes increased $26.2 million and sales of new lift trucks increased $1.3 million, while sales of new aerial work platform equipment increased $0.4 million. These new equipment sales increases were partially offset by a decrease in sales of new earthmoving equipment of $5.6 million and a $0.8 million decrease in sales of new other equipment.

Used Equipment Sales Revenues. Our used equipment sales increased approximately $19.2 million, or 22.5%, to approximately $104.6 million for the year ended December 31, 2012, from $85.3 million in 2011. Sales of used aerial work platform equipment increased $10.3 million and sales of used cranes increased $3.0 million. Sales of used earthmoving equipment increased $2.5 million, while sales of used other equipment and used lift trucks increased $2.3 million and $1.2 million, respectively.

Parts Sales Revenues. Our parts sales increased $5.1 million, or 5.4%, to $99.6 million for the year ended December 31, 2012 from $94.5 million in 2011. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the year ended December 31, 2012 increased $2.6 million, or 4.8%, to $56.6 million from $54.0 million in 2011. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2012, our other revenues were approximately $46.2 million, an increase of $7.7 million, or 20.1%, from $38.5 million in 2011. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.

Gross Profit.

	For the Year Ended December 31,		Total Dollar Change Increase	Total Percentage Change Increase
	2012	2011
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$135,623	$94,658	$40,965	43.3%
New equipment sales	27,524	24,059	3,465	14.4%
Used equipment sales	30,575	20,305	10,270	50.6%
Parts sales	27,298	25,289	2,009	7.9%
Services revenues	34,577	32,930	1,647	5.0%
Non-Segmented revenues	1,705	(4,538)	6,243	137.6%

Total gross profit	$257,302	$192,703	$64,599	33.5%

Total Gross Profit. Our total gross profit was $257.3 million for the year ended December 31, 2012 compared to $192.7 million in 2011, an increase of $64.6 million, or 33.5%. Total gross profit margin for the year ended December 31, 2012 was 30.7%, an increase of 4.0% from the 26.7% gross profit margin for the same period in 2011. Gross profit (loss) and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2012 increased approximately $41.0 million, or 43.3%, to $135.6 million from approximately $94.7 million in 2011. The increase in equipment rentals gross profit was the result of a $60.6 million increase in rental revenues for the year ended December 31, 2012, which was partially offset by a $3.4 million increase in rental expenses and a $16.2 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2012 compared to 2011. As a percentage of equipment rental revenues, rental expenses were 17.3% for the year ended December 31, 2012 compared to 20.4% in 2011 and depreciation expense was 35.7% for the year ended December 31, 2012 compared to 38.1% for the same period in 2011.

Gross profit margin on equipment rentals for the year ended December 31, 2012 was approximately 47.0%, up 5.5% from 41.5% in 2011. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from improved utilization and higher average rental rates, combined with the decreases in depreciation expenses and rental expenses as a percentage of equipment rental revenues for the year ended December 31, 2012 compared to 2011.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2012 increased approximately $3.5 million, or 14.4%, to approximately $27.5 million compared to $24.1 million in 2011 on a total new equipment sales increase of $21.5 million. Gross profit margin on new equipment sales for the year ended December 31, 2012 was 11.4%, an increase of 0.5% from 10.9% in 2011, reflecting improved crane margins in 2012 compared to 2011.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2012 increased $10.3 million, or 50.6%, to $30.6 million from $20.3 million in 2011 on a used equipment sales increase of $19.2 million. Gross profit margin on used equipment sales for the year ended December 31, 2012 was 29.2%, up 5.4% from 23.8% in 2011, primarily as a result of improved margins of used aerial work platform equipment, used cranes and used earthmoving equipment. Our used equipment sales from the rental fleet, which comprised approximately 86.6% and 74.2% of our used equipment sales for years ended December 31, 2012 and 2011, respectively, were approximately 148.5% of net book value for the year ended December 31, 2012 compared to 141.9% for the same period in 2011.

Parts Sales Gross Profit. For the year ended December 31, 2012, our parts sales revenue gross profit increased $2.0 million, or 7.9%, to $27.3 million from $25.3 million in 2011 on a $5.1 million increase in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2012 was 27.4%, an increase of 0.6% from 26.8% in 2011, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the year ended December 31, 2012, our services revenues gross profit increased approximately $1.6 million, or 5.0%, to approximately $34.6 million from $32.9 million in 2011. Gross profit margin on services for the year ended December 31, 2012 was 61.1%, up 0.1% compared to a 61.0% gross margin in 2011.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues realized a gross profit of $1.7 million for the year ended December 31, 2012 compared to a gross loss of $4.5 million in 2011. On a gross margin basis, gross margin for the year ended December 31, 2012 was 3.7% compared to a gross loss margin of 11.8%, primarily reflective of the $7.7 million improvement in non-segmented other revenues.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $16.3 million, or 10.6%, to $169.7 million for the year ended December 31, 2012 compared to $153.4 million for the year ended December 31, 2011. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $12.2 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase from commission and incentive pay that resulted from higher rental and sales revenues. Stock-based compensation expense was $1.9 million for the year ended December 31, 2012 compared to $1.3 million for the same period last year. Legal and professional fees increased $1.3 million and depreciation expense increased $0.8 million. Supplies expense increased $0.6 million and net general corporate overhead costs increased approximately $1.4 million. As a percent of total revenues, SG&A expenses were 20.3% for the year ended December 31, 2012, a decrease of 1.0% from 21.3% in 2011, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the year ended December 31, 2012, our net other expenses increased $16.8 million to $44.8 million compared to $28.0 million for 2011. Included in Other Income (Expense) for the year ended December 31, 2012 is a $10.2 million loss on the early extinguishment of debt (see discussion immediately below). Interest expense increased $6.8 million to $35.5 million for the year ended December 31, 2012 compared to $28.7 million for 2011. The increase is primarily the result of a $6.8 million increase in interest expense associated with the increase of the aggregate principal amount of our senior unsecured notes from $250 million to $530 million (see note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Additionally, interest-related costs on the Credit Facility increased $1.7 million as a result of an increase in our borrowings during the current year comparative period. These increases in interest expense were partially offset by a $1.7 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases as a result of a decrease in borrowings during the current year comparative period.

Loss on Early Extinguishment of Debt. As more fully described in note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we recorded a one-time loss on the early extinguishment of the $250 million aggregate principal amount of our Old Notes in the year ended December 31, 2012 of approximately $10.2 million, or approximately $6.6 million after-tax, reflecting payment of $5.0 million of tender premiums associated with our repurchase of the Old Notes and $2.6 million to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.6 million of unamortized deferred financing costs of the Old Notes.

Income Taxes. We recorded income tax expense of $15.6 million for the year ended December 31, 2012 compared to an income tax expense of $3.2 million for the year ended December 31, 2011. Our effective income tax rate for the year ended December 31, 2012 was 35.1% compared to 26.5% for 2011.Our effective tax rate increased as a result of higher pre-tax income in relation to permanent differences for the year ended December 31, 2012. We also recorded a reduction of book goodwill of approximately $2.0 million in the year ended December 31, 2012 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2012 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues.

	For the Year Ended December 31,		Total Dollar Increase	Total Percentage Increase
	2011	2010
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$228,038	$177,970	$50,068	28.1%
New equipment sales	220,211	167,303	52,908	31.6%
Used equipment sales	85,347	62,286	23,061	37.0%
Parts sales	94,511	86,686	7,825	9.0%
Services revenues	53,954	49,629	4,325	8.7%
Non-Segmented revenues	38,490	30,280	8,210	27.1%

Total revenues	$720,551	$574,154	$146,397	25.5%

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

Gross Profit.

	For the Year Ended December 31,		Total Dollar Change Increase	Total Percentage Change Increase
	2011	2010
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$94,658	$59,193	$35,465	59.9%
New equipment sales	24,059	16,638	7,421	44.6%
Used equipment sales	20,305	14,017	6,288	44.9%
Parts sales	25,289	22,784	2,505	11.0%
Services revenues	32,930	30,878	2,052	6.6%
Non-Segmented revenues	(4,538)	(7,571)	3,033	40.1%

Total gross profit	$192,703	$135,939	$56,764	41.8%

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

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2011 increased $7.4 million, or 44.6%, to approximately $24.1 million compared to $16.6 million in 2010 on a total new equipment sales increase of $52.9 million. Gross profit margin on new equipment sales for the year ended December 31, 2011 was 10.9%, an increase of 1.0% from 9.9% in 2010, primarily reflecting improved margins on new crane sales in the current year period.

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

Other Income (Expense). For the year ended December 31, 2011, our net other expenses decreased $0.5 million to $28.0 million compared to $28.5 million in 2010. The decrease was substantially due to a $0.3 million net decrease in interest expense to approximately $28.7 million for the year ended December 31, 2011 compared to $29.1 million in 2010. Miscellaneous other income increased approximately $0.1 million for the year ended December 31, 2011 compared to 2010. The net decrease in interest expense is primarily the result of a $1.4 million decrease in interest expense related to our manufacturing flooring plans payable only partially offset by a $1.1 million increase in interest expense related to the Credit Facility. We incurred approximately $3.1 in interest expense for the year ended December 31, 2011 related to borrowings, commitment fees, letter of credit fees and amortization of deferred financing costs. Although we had no borrowings under the Credit Facility for the year ended December 31, 2010, we incurred approximately $2.0 million in interest costs related to the amortization of deferred financing costs, commitment fees and letter of credit fees. The decrease in interest expense related to manufacturing flooring plans payable is due to lower levels of floor plan financings during the year ended December 31, 2011 compared to 2010.

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

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2012, the cash provided by our operating activities was $41.0 million. Our reported net income of $28.8 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, loss on early extinguishment of debt, writedown of goodwill for tax-deductible goodwill in excess of book goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $146.3 million. These cash flows from operating activities were also positively impacted by a $12.0 million increase in accrued expenses payable. Offsetting these positive cash flows were an increase of $43.1 million in net inventories as a result of increasing demand and improving sales of new and used equipment and a $39.8 million increase in net accounts receivable reflecting the increase in our rental revenues this year compared to last year combined with the timing of equipment sales made in the fourth quarter of 2012 and subsequently collected in the first quarter of 2013. Also decreasing our operating cash flows were a $26.9 million decrease in accounts payable, which is primarily reflective of the timing our accounts payable disbursement process in the normal course of business, and a $7.5 million decrease in manufacturing flooring plans payable.

For the year ended December 31, 2011, the cash provided by our operating activities was $60.4 million. Our reported net income of $8.9 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $97.5 million. These cash flows from operating activities were also positively impacted by a $3.5 million decrease in prepaid expenses, a $4.6 million increase in accounts payable and a $2.5 million increase in accrued expenses payable. Offsetting these positive cash flows were an increase of $21.6 million in net inventories as a result of increasing demand and improving sales of new and used equipment, a $16.7 million decrease in manufacturing flooring plans payable and a $9.4 million increase in net receivables.

Cash Flow from Investing Activities. For the year ended December 31, 2012, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $213.0 million. This was a result of purchases of rental and non-rental equipment totaling $305.6 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $92.6 million.

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

Cash Flow from Financing Activities. For the year ended December 31, 2012, cash provided by our financing activities was $156.6 million. Proceeds, after deducting initial purchasers’ discount of $9.3 million, from the issuance of our 7% senior notes due 2022 (the “New Notes”) totaled $520.7 million. Net borrowings under the Credit Facility totaled $141.7 million. Excess tax benefits realized from stock-based awards totaled $0.3 million. These positive cash flows were partially offset by payments of $257.6 million in connection with the repurchase and redemption of the Old Notes, a special, one-time cash dividend payment of $244.4 million, payments of deferred financing costs of $3.2 million related to the amendments to the Credit Facility ($1.5 million) and the issuance of the New Notes ($1.7 million). Additionally, we purchased $0.7 million of treasury stock and made $0.2 million of capital lease payments.

For the year ended December 31, 2011, cash provided by our financing activities was approximately $15.6 million, which included net borrowings under our Credit Facility of $16.1 million. We purchased approximately $0.6 million of treasury stock for the year ended December 31, 2011 and recognized $0.3 million of excess tax benefits associated with stock-based awards. Payments on capital lease obligations for the year ended December 31, 2011 were approximately $0.2 million.

Senior Unsecured Notes

On August 20, 2012, the Company closed on its offering of $530 million aggregate principal amount of the New Notes in an unregistered offering. The New Notes and related guarantees were offered in a private placement solely to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or outside the United States to persons other than “U.S. persons” in compliance with Regulation S under the Securities Act.

Net proceeds to the Company from the sale of the New Notes, totaled approximately $520.7 million. The Company used a portion of the net proceeds from the sale of the New Notes to repurchase $158.7 million of the $250 million aggregate principal amount of the Old Notes in early settlement of a tender offer and consent solicitation (the “Tender Offer”) that the Company launched on August 6, 2012. Holders who tendered their Old Notes prior to the early tender deadline received $1,031.67 per $1,000 principal amount of Old Notes tendered, plus accrued and unpaid interest to the date of repurchase. Having received the requisite consents from the holders of the Old Notes in the Tender Offer, the Company, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, executed a supplemental indenture amending the indenture relating to the Old Notes. Also on August 20, 2012, the Company satisfied and discharged its obligations under the indenture relating to the Old Notes and issued a notice of redemption for the remaining outstanding principal amount of the Old Notes. On September 19, 2012, the Company redeemed the remaining $91.3 million principal amount outstanding of the Old Notes at a redemption price equal to 102.792% of the aggregate principal amount of the Old Notes being redeemed, plus accrued and unpaid interest on the Old Notes to the redemption date.

The Company used the remaining net proceeds of the offering of the New Notes to pay on September 19, 2012 a special, one-time cash dividend. Actual dividends paid totaled approximately $244.4 million, representing $7.00 per share paid on 34,911,455 outstanding shares of Common Stock of the Company. Dividends on 232,431 outstanding shares of non-vested common stock totalling approximately $1.5 million, net of estimated forfeitures are to be paid upon vesting of those shares pursuant to their respective stock awards’ terms and conditions.

In connection with the above transactions, the Company recorded a one-time loss on the early extinguishment of debt of approximately $10.2 million, or approximately $6.6 million after-tax, reflecting payment of $5.0 million of tender premiums and $2.6 million to redeem the Old Notes that remained outstanding following completion of the Tender Offer, combined with the write off of approximately $2.6 million of unamortized deferred financing costs related to the Old Notes. Transaction costs incurred in connection with the offering of the New Notes totaled approximately $1.7 million.

The New Notes were issued at par and require semiannual interest payments on March 1st and September 1st of each year, commencing on March 1, 2013. No principal payments are due until maturity (September 1, 2022).

The New Notes are redeemable, in whole or in part, at any time onor after September 1, 2017 at specified redemption prices plus accrued and unpaid interest to the date of redemption. We may redeem up to 35% of the aggregate principal amount of the New Notes before September 1, 2015 with the net cash proceeds from certain equity offerings. We may also redeem the New Notes prior to September 1, 2017 at a specified “make-whole” redemption price plus accrued and unpaid interest to the date of redemption.

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

If we experience a change of control, we will be required to offer to purchase the New Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

On February 4, 2013, the Company closed on its offering of $100 million aggregate principal amount of 7% senior notes due 2022 (the “Add-on Notes”) in an unregistered offering through a private placement. The Add-on Notes were priced at 108.5% of the principal amount. Net proceeds from the offering of the Add-on Notes, including accrued interest from August 20, 2012 totaled approximately $110.4 million. The Company used the proceeds from the offering to repay indebtedness outstanding under its Credit Facility and for the payment of fees and expenses related to the offering.

The Add-on Notes were issued as additional notes under an indenture dated as of August 20, 2012, pursuant to which the Company previously issued the New Notes as described above. The Add-on Notes have identical terms to, rank equally with and form a part of a single class of securities with the New Notes.

Pursuant to two separate registration rights agreements, one entered into between the Company, the guarantors of the New Notes and the initial purchasers of the New Notes, and the other entered into between the Company, the guarantors of the Add-on Notes and the initial purchaser of the Add-on Notes, we agreed to make an offer to exchange the New Notes and guarantees and the Add-on Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New Notes and the Add-on Notes (except that the exchange notes will not contain any transfer restrictions).

Senior Secured Credit Facility

We and our subsidiaries are parties to a senior secured Credit Facility with General Electric Capital Corporation as agent, and the lenders named therein (the “Lenders”). On February 29, 2012, the Company amended its existing $320.0 million credit facility (“Amendment No. 1”) with its Lenders. Amendment No. 1 (i) permitted the refinancing of the Old Notes in an amount not less than $200.0 million and not greater than the outstanding principal amount of such notes at the time of such refinancing and with no amortization or final maturity prior to the date six months following the maturity of the Credit Agreement, (ii) extended the maturity date of the Credit Facility from July 29, 2015 to the earlier to occur of, inter alia, February 29, 2017, and, unless previously refinanced, the date that is six months prior to the maturity of the Old Notes (giving effect to any extensions thereof), (iii) provides that the unused commitment fee margin will be either 0.50% or 0.375%, depending on the ratio of the average of the daily closing balances of the aggregate revolving loans, swing line loans and letters of credit outstanding during each month to the aggregate commitments for the revolving loans, swing line loans and letters of credit, (iv) lowered the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 1.00% to 1.50% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, (v) lowered the margin applicable to the letter of credit fee to between 2.00% and 2.50%, depending on the leverage ratio, and (vi) added provisions whereby the Company represents that it, its subsidiaries and other related parties are in compliance with federal anti-terrorism laws and regulations. Total transaction costs on Amendment No. 1 totaled approximately $0.8 million.

On August 9, 2012, the Company amended the Credit Facility (“Amendment No. 2”). Amendment No. 2, among other things, (i) permitted the refinancing of the Old Notes in an amount not less than $200 million and not greater than $530 million and with no amortization or final scheduled maturity prior to the date six months following the maturity of the Credit Facility, (ii) changed the maturity date of the Credit Facility to the earlier to occur of February 29, 2017, and the date that is six months prior to the scheduled maturity of the New Notes (giving effect to any extensions thereof) (subject to earlier termination upon the occurrence of, under certain circumstances, an event of default or prepayment in full of the amounts owing under the Credit Facility), and (iii) permitted the special, one-time cash dividend by the Company that was paid on September 19, 2012.

On August 17, 2012, the Company again amended the Credit Facility by entering into Amendment No. 3 to the Credit Facility (“Amendment No. 3”), which, among other things, exercised the Credit Facility’s existing incremental facility by $82.5 million, increasing the Lenders’ aggregate revolving loan commitments from $320.0 million to $402.5 million. Total transaction costs related to Amendment No. 2 and Amendment No. 3 totaled approximately $0.7 million.

On January 29, 2013, the Company amended its Credit Facility by entering into Amendment No. 4 to the Credit Facility to permit the issuance of the Add-on Notes.

As amended, the Credit Facility provides, among other things, a $402.5 million senior secured asset based revolver which includes a $30.0 million letter of credit facility, and, after giving effect to the increase provided for in Amendment No. 3, a $47.5 million incremental facility. In addition, the borrowers under the Credit Facility remain the same, the Credit Facility remains secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries continue to provide a guaranty of the obligations under the Credit Facility. The credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). The Credit Facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). As of December 31, 2012, we were in compliance with our financial covenants under the Credit Facility.

At December 31, 2012, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points or LIBOR plus 200 basis points. The weighted average interest rate at December 31, 2012 was 3.1%. At February 26, 2013, we had $381.1 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2012 were approximately $296.4 million, including $28.2 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2012 were approximately $37.4 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of February 26, 2013, we had $381.1 million of available borrowings under our senior secured credit facility, net of $6.5 million of outstanding letters of credit.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the indenture governing the New Notes and the Credit Facility as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

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

In the normal course of our business activities, we may lease real estate, rental equipment and non-rental equipment under operating leases. See “Contractual and Commercial Commitments ” below.

Contractual and Commercial Commitments

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2012.

	Payments Due by Year
	Total	2013	2014-2015	2016-2017	Thereafter
	(Amounts in thousands)
Senior unsecured notes payable	$530,000	$—	$—	$—	$530,000
Interest payments on senior unsecured notes (1)	372,443	38,543	74,200	74,200	185,500
Credit Facility	157,719	—	—	157,719	—
Interest payments on Credit Facility (1)	25,542	6,134	12,268	7,140	—
Capital lease obligations (including interest) (2)	3,628	333	666	666	1,963
Operating leases (3)	91,853	11,695	20,091	15,007	45,060
Other long-term obligations (4)	50,839	31,871	18,968	—	—

Total contractual cash obligations (5)	$1,232,024	$88,576	$126,193	$254,732	$762,523

(1)	Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity. Interest on Credit Facility assumes the interest rate in effect at December 31, 2012 and includes the unused commitment fee.
(2)	This includes a capital lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the lease.
(3)	This includes total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.
(4)	Amounts include $50.8 million in manufacturer flooring plans payable, which is used to finance our purchases of inventory and rental equipment.
(5)	We had an unrecognized tax benefit of approximately $6.5 million at December 31, 2012. This liability is not included in the table above as this amount relates to federal income taxes and any liability subsequently determined and potentially assessed by the IRS would be offset against our Net Operating Losses for the related tax years and no cash payment would be required.

As of December 31, 2012, we had a standby letter of credit issued under our Credit Facility totaling $6.5 million. On January 1, 2013, we renewed that letter of credit for $6.5 million for a one-year term, expiring on January 1, 2014.

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

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At December 31, 2012, we had total borrowings outstanding under the Credit Facility of $157.7 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.6 million increase in interest expense on an annualized basis. At February 26, 2013, we had $381.1 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of December 31, 2012 on the fixed-rate New Notes or on our other notes payable. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8.	Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries

See note 16 to the consolidated financial statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a) (2) of this annual report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

March 5, 2013

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2012	2011
	(Amounts in thousands, except share amounts)
Assets
Cash	$8,894	$24,215
Receivables, net of allowance for doubtful accounts of $4,593 and $5,581, respectively	141,667	105,339
Inventories, net of reserves for obsolescence of $618 and $861, respectively	79,970	65,151
Prepaid expenses and other assets	5,207	5,223
Rental equipment, net of accumulated depreciation of $296,920 and $281,493, respectively	583,349	450,877
Property and equipment, net of accumulated depreciation and amortization of $68,101 and $62,050, respectively	86,189	62,775
Deferred financing costs, net of accumulated amortization of $9,083 and $11,844, respectively	5,049	5,640
Intangible assets, net of accumulated amortization of $722 at December 31, 2011	—	66
Goodwill	32,074	34,019

Total assets	$942,399	$753,305

Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$157,719	$16,055
Accounts payable	36,119	63,006
Manufacturer flooring plans payable	50,839	58,318
Dividends payable	1,488	—
Accrued expenses payable and other liabilities	50,522	38,490
Senior unsecured notes (net of unacccreted discount of $8,935 at December 31, 2012)	521,065	250,000
Capital leases payable	2,447	2,605
Deferred income taxes	71,589	58,616
Deferred compensation payable	1,975	2,008

Total liabilities	893,763	489,098

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,917,619 and 38,808,941 shares issued at December 31, 2012 and 2011, respectively, and 35,141,870 and 35,084,737 shares outstanding at December 31, 2012 and 2011, respectively	388	387
Additional paid-in capital	212,850	210,695
Treasury stock at cost, 3,775,749 and 3,724,204 shares of common stock held at December 31, 2012 and 2011, respectively	(57,578)	(56,884)
Retained earnings (deficit)	(107,024)	110,009

Total stockholders’ equity	48,636	264,207

Total liabilities and stockholders’ equity	$942,399	$753,305

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011	2010
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$288,641	$228,038	$177,970
New equipment sales	241,721	220,211	167,303
Used equipment sales	104,563	85,347	62,286
Parts sales	99,621	94,511	86,686
Services revenues	56,554	53,954	49,629
Other	46,215	38,490	30,280

Total revenues	837,315	720,551	574,154

Cost of revenues:
Rental depreciation	102,966	86,781	78,583
Rental expense	50,052	46,599	40,194
New equipment sales	214,197	196,152	150,665
Used equipment sales	73,988	65,042	48,269
Parts sales	72,323	69,222	63,902
Services revenues	21,977	21,024	18,751
Other	44,510	43,028	37,851

Total cost of revenues	580,013	527,848	438,215

Gross profit	257,302	192,703	135,939
Selling, general and administrative expenses	169,653	153,354	148,277
Gain from sales of property and equipment, net	1,592	793	443

Income (loss) from operations	89,241	40,142	(11,895)

Other income (expense):
Interest expense	(35,541)	(28,727)	(29,076)
Loss on early extinguishment of debt	(10,180)	—	—
Other, net	928	726	591

Total other expense, net	(44,793)	(28,001)	(28,485)

Income (loss) before provision (benefit) for income taxes	44,448	12,141	(40,380)
Provision (benefit) for income taxes	15,612	3,215	(14,920)

Net income (loss)	$28,836	$8,926	$(25,460)

Net income (loss) per common share:
Basic	$0.83	$0.26	$(0.73)

Diluted	$0.82	$0.26	$(0.73)

Weighted average common shares outstanding:
Basic	34,890	34,759	34,668

Diluted	34,978	34,887	34,668

Dividends declared per common share outstanding	$7.00	$—	$—

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Amounts in thousands, except share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balances at December 31, 2009	38,525,688	$385	$208,072	$(56,118)	$126,543	$278,882
Stock-based compensation	—	—	1,039	—	—	1,039
Issuance of non-vested restricted common stock	173,978	1	—	—	—	1
Repurchases of 23,157 shares of restricted common stock	—	—	—	(212)	—	(212)
Net loss	—	—	—	—	(25,460)	(25,460)

Balances at December 31, 2010	38,699,666	386	209,111	(56,330)	101,083	254,250
Stock-based compensation	—	—	1,327	—	—	1,327
Tax benefits associated with stock-based awards	—	—	257	—	—	257
Issuance of non-vested restricted common stock	109,275	1	—	—	—	1
Repurchases of 42,016 shares of restricted common stock	—	—	—	(554)	—	(554)
Net income	—	—	—	—	8,926	8,926

Balances at December 31, 2011	38,808,941	387	210,695	(56,884)	110,009	264,207
Stock-based compensation	—	—	1,862	—	—	1,862
Tax benefits associated with stock-based awards	—	—	293	—	—	293
Issuance of non-vested restricted common stock	108,678	1	—	—	—	1
Repurchases of 46,064 shares of restricted common stock	—	—	—	(694)	—	(694)
Cash dividend on common stock ($7.00 per share)	—	—	—	—	(245,869)	(245,869)
Net income	—	—	—	—	28,836	28,836

Balances at December 31, 2012	38,917,619	$388	$212,850	$(57,578)	$(107,024)	$48,636

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011	2010
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$28,836	$8,926	$(25,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,481	12,255	13,124
Depreciation of rental equipment	102,966	86,781	78,583
Amortization of deferred financing costs and note discount accretion	1,555	1,388	1,406
Amortization of intangible assets	66	362	559
Provision for losses on accounts receivable	3,480	3,182	3,164
Provision for inventory obsolescence	126	210	315
Provision for deferred income taxes	12,973	2,697	(13,227)
Stock-based compensation expense	1,862	1,327	1,039
Loss on early extinguishment of debt	10,180	—	—
Gain from sales of property and equipment, net	(1,592)	(793)	(443)
Gain from sales of rental equipment, net	(29,559)	(18,788)	(12,931)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	1,944	—	—
Changes in operating assets and liabilities:
Receivables, net	(39,808)	(9,382)	(30,302)
Inventories, net	(43,137)	(21,561)	(6,762)
Prepaid expenses and other assets	16	3,457	(1,680)
Accounts payable	(26,886)	4,569	29,571
Manufacturer flooring plans payable	(7,479)	(16,740)	(17,810)
Accrued expenses payable and other liabilities	12,032	2,491	(1,271)
Deferred compensation payable	(33)	4	63

Net cash provided by operating activities	41,023	60,385	17,938

Cash flows from investing activities:
Purchases of property and equipment	(37,361)	(18,433)	(4,652)
Purchases of rental equipment	(268,229)	(127,235)	(73,249)
Proceeds from sales of property and equipment	2,058	1,382	587
Proceeds from sales of rental equipment	90,542	63,358	47,645
Net cash used in investing activities	(212,990)	(80,928)	(29,669)
Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	293	257	—
Purchases of treasury stock	(694)	(554)	(212)
Borrowings on senior secured credit facility	1,032,285	557,884	—
Payments on senior secured credit facility	(890,621)	(541,829)	—
Payments of deferred financing costs	(3,227)	—	(2,888)
Dividend paid	(244,381)	—	—
Principal payments on senior unsecured notes	(257,576)	—	—
Proceeds from issuance of senior unsecured notes	520,725	—	—
Payments of capital lease obligations	(158)	(149)	(140)
Principal payments on note payable	—	—	(1,216)

Net cash provided by (used in) financing activities	156,646	15,609	(4,456)

Net decrease in cash	(15,321)	(4,934)	(16,187)
Cash, beginning of year	24,215	29,149	45,336

Cash, end of year	$8,894	$24,215	$29,149

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011	2010
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$28,192	$28,356	$29,278
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$29,664	$27,345	$27,603
Income taxes paid, net of refunds received	$347	$(1,694)	$(149)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

Pursuant to Staff Accounting Bulletin No. 104 (“SAB 104”), the SEC Staff believes that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exist; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Consistent with SAB 104, our policy recognizes revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across multiple financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so that rental revenues earned are appropriately stated in the periods presented. Revenue from the sale of new and used equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled, risk of ownership has been transferred and collectibility is reasonably assured. Services revenue is recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges and are recognized at the time an invoice is generated and after the service has been provided.

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

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), when events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2012, 2011 or 2010.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to first use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. We adopted ASU 2011-08 in conjunction with our annual impairment test as of October 1, 2011. We performed a qualitative assessment in 2011 and 2012 and determined that it is more likely than not that the fair value of our reporting units exceed their respective carrying values at the October 1, 2011 and 2012 valuation dates and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon improving macroeconomic conditions and positive trends within our industry and market during 2011 and 2012, combined with continuing positive operating results in comparison to prior periods and our internal forecasts, and with consideration of the cushion between the reporting unit’s fair value and carrying value from our most recent quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2011 and 2012 valuation dates and there was no goodwill impairment at October 1, 2011 and 2012.

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

We determine the fair value of our reporting units using a discounted cash flow analysis or by applying various market multiples or a combination thereof. There were no changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2012, 2011 and 2010.

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

We closed one branch during the year ended December 31, 2010, three branches during 2011 and one branch during 2012 in markets where long-term prospects did not support continued operations. Under ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. Although we do not expect to incur material charges related to branch closures, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs. Costs incurred for the closed branches in 2010, 2011 and 2012 did not have a material impact on the Company’s consolidated financial statements. As of the date of this Annual Report on Form 10-K, the Company has not identified any other branch facilities with a more than likely probability of closing where the associated costs pursuant to ASC 420 are expected to be material.

Deferred Financing Costs and Initial Purchasers’ Discounts

Deferred financing costs include legal, accounting and other direct costs incurred in connection with the issuance, and amendments thereto, of the Company’s debt. These costs are amortized over the terms of the related debt using the straight-line method which approximates amortization using the effective interest method. Initial purchasers’ discount, or underwriters’ discount, is the differential between the price paid to an issuer for the new issue and the prices at which the securities are initially offered to the investing public. The amortization expense of deferred financing costs and accretion of initial purchasers’ discounts are included in interest expense

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as an overall cost of the related financings. As further described in note 8 to the consolidated financial statements, we incurred approximately $1.7 million in financing costs in connection with our 2012 senior unsecured notes offering. Initial purchasers’ discount totaled $9.3 million. As further described in note 9 to the consolidated financial statements, we incurred approximately $1.5 million in transaction costs related to the 2012 amendments to our senior secured credit facility (the “Credit Facility”).

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2012, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled $3.5 million and our health insurance reserves totaled $1.4 million. At December 31, 2011, our claims reserves related to workers compensation, general liability and automobile liability totaled $2.9 million and our health insurance reserves totaled $1.2 million.

Sales Taxes

We impose and collect significant amounts of sales taxes concurrent with our revenue-producing transactions with customers and remit those taxes to the various governmental agencies as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of operations on a net basis.

Advertising

Advertising costs are expensed as incurred and totaled $0.4 million, $0.2 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2012 and 2011 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	December 31, 2012
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25%	$50,839	$44,232
Senior unsecured notes with interest computed at 7.0%	530,000	564,450
Capital leases payable with interest computed at 5.929% to 9.55%	2,447	1,919
Letter of credit	—	162

	December 31, 2011
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.38%	$58,318	$52,069
Senior unsecured notes with interest computed at 8.375%	250,000	252,500
Capital leases payable with interest computed at 5.929% to 9.55%	2,605	1,839
Letter of credit	—	192

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

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2012, we purchased approximately 60% from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Earnings (Loss) per Share

Earnings (loss) per common share for the years ended December 31, 2012, 2011 and 2010 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2012	2011	2010
Basic net income (loss) per share:
Net income (loss)	$28,836	$8,926	$(25,460)
Weighted average number of common shares outstanding	34,890	34,759	34,668
Net income (loss) per common share — basic	$0.83	$0.26	$(0.73)

Diluted net income (loss) per share:
Net income (loss)	$28,836	$8,926	$(25,460)
Weighted average number of common shares outstanding	34,890	34,759	34,668
Effect of dilutive securities:
Effect of dilutive non-vested stock	88	128	—

Weighted average number of common shares outstanding — diluted	34,978	34,887	34,668
Net income (loss) per common share — diluted	$0.82	$0.26	$(0.73)

Common shares excluded from the denominator as anti-dilutive:
Stock options	51	51	51
Non-vested stock	65	—	330

Stock-Based Compensation

We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 3,720,401 shares of common stock as of December 31, 2012.

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

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2011	329,937	$8.57
Granted	109,275	$14.46
Vested	(148,252)	$8.69
Forfeited	(12,326)	$9.54

Non-vested stock at December 31, 2011	278,634	$10.77
Granted	108,678	$15.16
Vested	(151,416)	$9.48
Forfeited	(5,481)	$12.35

Non-vested stock at December 31, 2012	230,415	$13.65

As of December 31, 2012, we had unrecognized compensation expense of approximately $3.4 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.0 years.

The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2012	2011	2010
Compensation expense	$1,806	$1,328	$1,030

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

Stock Options

No stock options were granted during 2012, 2011 or 2010. At December 31, 2012, we had no unrecognized compensation expense related to prior stock option awards.

The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2012	2011	2010
Compensation expense	$56	$—	$9

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents stock option activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price(1)	Weighted Average Contractual Life In Years
Outstanding options at January 1, 2011	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2011	51,000	$17.80	4.5
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2012	51,000	$17.80	3.5

Options exercisable at December 31, 2012	51,000	$17.80	3.5

(1)

Weighted average exercise prices shown above include a reduction of $7.00 per share to reflect the equitable adjustment to the exercise prices in connection with the declaration and payment of a special, one-time cash dividend of $7.00 per share in the third quarter of 2012.

In connection with the Company’s payment of the special, one-time cash dividend of $7.00 per share in 2012, the exercise prices of all outstanding stock options grants were adjusted downward by $7.00 per share. The modification of stock options resulted in an additional $0.1 million of stock compensation expense.

The closing price of our common stock on December 31, 2012 was $15.07. All options outstanding at December 31, 2012 have grant date fair values (as adjusted for the $7.00 per share reduction in exercise price) which exceed our December 31, 2012 closing stock price.

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to affect the Company’s financial reporting.

(3)	Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2012	2011
Trade receivables	$141,698	$107,907
Unbilled rental revenue	4,465	2,989
Income tax receivables	93	14
Other	4	10

	146,260	110,920
Less allowance for doubtful accounts	(4,593)	(5,581)

Total receivables, net	$141,667	$105,339

We charge off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote.

(4)	Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2012	2011
New equipment	$55,798	$45,939
Used equipment	8,643	6,633
Parts, supplies and other	15,529	12,579

Total inventories, net	$79,970	$65,151

The above amounts are net of reserves for inventory obsolescence at December 31, 2012 and 2011 totaling $0.6 million and $0.9 million, respectively.

(5)	Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2012	2011
Land	$6,833	$6,833
Transportation equipment	52,816	43,303
Building and leasehold improvements	32,419	18,444
Office and computer equipment	44,288	39,095
Machinery and equipment	9,159	8,552
Property under capital leases	3,217	3,217
Construction in progress	5,558	5,381

	154,290	124,825
Less accumulated depreciation and amortization	(68,101)	(62,050)

Total net property and equipment	$86,189	$62,775

Total depreciation and amortization on property and equipment was $13.5 million, $12.3 million and $13.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in the office and computer equipment category above at December 31, 2012 and 2011 is approximately $26.9 million of capitalized costs, including $0.6 million, of capitalized interest, related to the implementation of our enterprise resource planning

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

system. Unamortized computer software costs related to the enterprise resource planning system at December 31, 2012 and 2011 was $15.3 million and $19.1 million, respectively, while related amortization expense in 2012 and 2011 totaled $3.8 million each year. The enterprise resource planning system was substantially complete and ready for its intended use on or around January 19, 2010. Interest costs capitalized for the year ended December 31, 2012 and 2011 were $0.2 million and $0.1 million, respectively. Amounts capitalized in 2012 relate primarily to the construction of the Company’s new corporate headquarters and the consolidation of the Company’s Baton Rouge and Gonzales, Louisiana branch facilities, which was completed in the fourth quarter of 2012.

(6)	Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged between 0% to the prime rate (3.25% at December 31, 2012) plus an applicable margin at December 31, 2012. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2012 for each of the next five years ending December 31 are as follows (amounts in thousands):

2013	$31,871
2014	14,724
2015	4,244
2016	—
2017	—
Thereafter	—

Total	$50,839

(7)	Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2012	2011
Payroll and related liabilities	$16,883	$13,384
Sales, use and property taxes	6,036	5,452
Accrued interest	14,338	10,078
Accrued insurance	3,357	2,782
Deferred revenue	4,015	3,640
Other	5,893	3,154

Total accrued expenses payable and other liabilities	$50,522	$38,490

(8)	Senior Unsecured Notes

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net proceeds, after deducting $9.3 million of initial purchasers’ discount, to the Company from the sale of the New Notes totaled approximately $520.7 million. The Company used a portion of the net proceeds from the sale of the New Notes to repurchase $158.7 million of its $250 million aggregate principal amount of 8 3/8% Senior Notes due 2016 (the “Old Notes”) in early settlement of a tender offer and consent solicitation (the “Tender Offer”) that the Company launched on August 6, 2012. Holders who tendered their Old Notes prior to the early tender deadline received $1,031.67 per $1,000 principal amount of Old Notes tendered, plus accrued and unpaid interest to the date of repurchase. Having received the requisite consents from the holders of the Old Notes in the Tender Offer, the Company, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, executed a supplemental indenture (the “Supplemental Indenture”) amending the indenture relating to the Old Notes. The Supplemental Indenture eliminated substantially all of the restrictive covenants and certain events of default from the indenture relating to the Old Notes. Also on August 20, 2012, the Company satisfied and discharged its obligations under the indenture relating to the Old Notes and issued a notice of redemption for the remaining outstanding principal amount of the Old Notes. On September 19, 2012, the Company redeemed the remaining $91.3 million principal amount outstanding of the Old Notes at a redemption price equal to 102.792% of the aggregate principal amount of the Old Notes to be redeemed, plus accrued and unpaid interest on the Old Notes to the redemption date.

The Company used the remaining net proceeds of the offering of the New Notes to pay on September 19, 2012 a special, one-time cash dividend. Actual dividends paid totaled approximately $244.4 million, representing $7.00 per share paid on 34,911,455 outstanding shares of common stock of the Company. Dividends on 232,431 outstanding shares of non-vested common stock totaling an estimated $1.5 million are to be paid upon vesting of those shares pursuant to their respective stock awards’ terms and conditions.

In connection with the above transactions, the Company recorded a one-time loss on the early extinguishment of debt in 2012 of approximately $10.2 million, or approximately $6.6 million after-tax, reflecting payment of $5.0 million of tender premiums and $2.6 million to redeem the Old Notes that remained outstanding following completion of the Tender Offer, combined with the write-off of approximately $2.6 million of unamortized deferred financing costs related to the Old Notes. Transaction costs incurred in connection with the offering of the New Notes totaled approximately $1.7 million.

The New Notes were issued at par and require semiannual interest payments on March 1st and September 1st of each year, commencing on March 1, 2013. No principal payments are due until maturity (September 1, 2022).

The New Notes are redeemable, in whole or in part, at any time on or after September 1, 2017 at specified redemption prices plus accrued and unpaid interest to the date of redemption. We may redeem up to 35% of the aggregate principal amount of the New Notes before September 1, 2015 with the net cash proceeds from certain equity offerings. We may also redeem the New Notes prior to September 1, 2017 at a specified “make-whole” redemption price plus accrued and unpaid interest to the date of redemption.

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

If we experience a change of control, we will be required to offer to purchase the New Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2012, we were in compliance with these covenants.

Pursuant to a registration rights agreement entered into between the Company, the guarantors of the New Notes and the initial purchasers of the New Notes, we agreed to make an offer to exchange (the “Exchange Offer”) the New Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New Notes (except that the exchange notes will not contain any transfer restrictions). On December 7, 2012, the Company and the guarantors filed a Form S-4 Registration Statement, as subsequently amended on January 10, 2013, with respect to the Exchange Offer. Upon the Form S-4 Registration Statement being declared effective by the Securities and Exchange Commission, the Company will launch the Exchange Offer.

(9)	Senior Secured Credit Facility

We and our subsidiaries are parties to the senior secured Credit Facility with General Electric Capital Corporation as agent, and the lenders named therein (the “Lenders”). On February 29, 2012, the Company amended its existing $320.0 million credit facility (“Amendment No. 1”) with its Lenders. Amendment No. 1 (i) permitted the refinancing of the Old Notes in an amount not less than $200.0 million and not greater than the outstanding principal amount of such notes at the time of such refinancing and with no amortization or final maturity prior to the date six months following the maturity of the Credit Agreement, (ii) extended the maturity date of the Credit Facility from July 29, 2015 to the earlier to occur of, inter alia, February 29, 2017, and, unless previously refinanced, the date that is six months prior to the maturity of the Old Notes (giving effect to any extensions thereof), (iii) provides that the unused commitment fee margin will be either 0.50% or 0.375%, depending on the ratio of the average of the daily closing balances of the aggregate revolving loans, swing line loans and letters of credit outstanding during each month to the aggregate commitments for the revolving loans, swing line loans and letters of credit, (iv) lowered the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 1.00% to 1.50% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, (v) lowered the margin applicable to the letter of credit fee to between 2.00% and 2.50%, depending on the leverage ratio, and (vi) added provisions whereby the Company represents that it, its subsidiaries and other related parties are in compliance with federal anti-terrorism laws and regulations. Total transaction costs on Amendment No. 1 totaled approximately $0.8 million.

On August 9, 2012, the Company amended the Credit Facility by entering into Amendment No. 2 to the Credit Facility (“Amendment No. 2”). Amendment No. 2, among other things, (i) permitted the refinancing of the Old Notes in an amount not less than $200.0 million and not greater than $530 million and with no amortization or final scheduled maturity prior to the date six months following the maturity of the Credit Facility, (ii) changed the maturity date of the Credit Facility to the earlier to occur of February 29, 2017, and the date that is six months prior to the scheduled maturity of the New Notes (giving effect to any extensions thereof) (subject to earlier termination upon the occurrence of, under certain circumstances, an event of default or prepayment in full of the amounts owing under the Credit Facility), (iii) permitted the special, one-time cash dividend by the Company that was paid on September 19, 2012.

On August 17, 2012, the Company again amended the Credit Facility by entering into Amendment No. 3 to the Credit Facility (Amendment No. 3”), which, among other things, exercised the Credit Facility's existing incremental facility by $82.5 million, increasing the Lenders' aggregate revolving loan commitments from $320.0 million to $402.5 million. Total transaction costs related to Amendment No. 2 and Amendment No. 3 totaled approximately $0.7 million.

As amended, the Credit Facility provides, among other things, a $402.5 million senior secured asset based revolver which includes a $30.0 million letter of credit facility, and, after giving effect to the increase provided for in Amendment No. 3, a $47.5 million incremental facility. In addition, the borrowers under the Credit Facility

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remain the same, the Credit Facility remains secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries continue to provide a guaranty of the obligations under the Credit Facility. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). The Credit Facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). As of December 31, 2012, we were in compliance with our financial covenants under the Credit Facility.

At December 31, 2012, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at December 31, 2012 was 3.1%. At February 26, 2013, we had $381.1 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

(10)	Capital Lease Obligations

As of December 31, 2012, we had two capital lease obligations, expiring in 2022 and 2029, respectively. Future minimum capital lease payments, in the aggregate, existing at December 31, 2012 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2013	$333
2014	333
2015	333
2016	333
2017	333
Thereafter	1,963

Total minimum lease payments	3,628
Less: amount representing interest	(1,181)

Present value of minimum lease payments	$2,447

(11)	Income Taxes

Our income tax provision (benefit) for the years ended December 31, 2012, 2011 and 2010, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2012:
U.S. Federal	$—	$13,187	$13,187
State	400	2,025	2,425

	$400	$15,212	$15,612

Year ended December 31, 2011:
U.S. Federal	$—	$2,621	$2,621
State	262	332	594

	$262	$2,953	$3,215

Year ended December 31, 2010:
U.S. Federal	$—	$(13,345)	$(13,345)
State	329	(1,904)	(1,575)

	$329	$(15,249)	$(14,920)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2012	2011
Deferred tax assets:
Accounts receivable	$1,755	$2,140
Inventories	241	336
Net operating losses	19,423	32,308
AMT and general business tax credits	1,356	1,356
Sec 263A costs	892	731
Accrued liabilities	3,708	3,236
Deferred compensation	1,126	645
Accrued interest	555	567
Stock-based compensation	534	398
Goodwill and intangible assets	5,026	5,756
Other assets	74	123

	34,690	47,596
Deferred tax liabilities:
Property and equipment	(104,680)	(104,623)
Investments	(1,599)	(1,589)

	(106,279)	(106,212)

Net deferred tax liabilities	$(71,589)	$(58,616)

The reconciliation between income taxes computed using the statutory federal income tax rate of 35% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2012	2011	2010
Computed tax at statutory rates	$15,557	$(4,249)	$(14,133)
Permanent items - other	741	415	317
Permanent items - excess of tax deductible goodwill	(2,130)	(2,130)	—
State income tax (benefit), net of federal tax effect	1,592	342	(1,023)
Increase in uncertain tax positions	(148)	339	—
Other	—	—	(81)

	$15,612	$3,215	$(14,920)

At December 31, 2012, we had available federal net operating loss carry forwards of approximately $93.3 million, which expire in varying amounts from 2023 through 2030. We also had federal alternative minimum tax credit carry forwards at December 31, 2012 of approximately $0.8 million which do not expire and $0.5 million general business credit carry forwards that expire in varying amounts from 2025 and 2029.

Management has concluded that it is more likely than not that the deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce the deferred tax assets as of December 31, 2012.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follow (in thousands):

	2012	2011
Gross unrecognized tax benefits at January 1	$6,663	$6,498
Increases in tax positions taken in prior years	—	434
Decreases in tax positions taken in prior years	—	—
Increases in tax positions taken in current year	—	—
Decreases for tax positions taken in current year	—	—
Settlements with taxing authorities	(148)	(269)
Lapse in statute of limitations	—	—

Gross unrecognized tax benefits at December 31	$6,515	$6,663

The gross amount of unrecognized tax benefits as of December 31, 2012 includes $0.2 million of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.

Our U.S. federal tax returns for 2005 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2007 and subsequent years. The examination of our Federal Tax Returns by the IRS for the tax years 2005 through 2009 recently concluded with no material adjustments resulting therefrom.

(12)	Commitments and Contingencies

Operating Leases

As of December 31, 2012, we lease certain real estate related to our branch facilities as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2033. Our real estate leases provide for varying terms, including customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property leases and equipment leases under non-cancelable operating lease agreements for the years ended December 31, 2012, 2011 and 2010 amounted to approximately $12.8 million, $12.6 million and $11.8 million, respectively.

Future minimum operating lease payments existing at December 31, 2012 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2013	$11,695
2014	10,856
2015	9,235
2016	8,210
2017	6,797
Thereafter	45,060

$91,853

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit

The Company had outstanding letters of credit issued under its Credit Facility totaling $6.5 million and $7.0 million as of December 31, 2012 and 2011, respectively. The 2012 letter of credit expired in January 2013, was renewed for $6.5 million and now expires in January 2014.

(13)	Employee Benefit Plan

We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2012, 2011 and 2010, we contributed to the plan, net of employee forfeitures, $1.4 million, $1.2 million and $1.1 million, respectively.

(14)	Deferred Compensation Plans

In 2001, we assumed in a business combination nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2012, we had obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2012 calendar plan year was 3.25%. The aggregate deferred compensation payable at December 31, 2012 and December 31, 2011 was approximately $2.0 million. Included in these amounts at December 31, 2012 and 2011 was accrued interest of $1.4 million and $1.5 million, respectively.

(15)	Related Party Transactions

John M. Engquist, our Chief Executive Officer, and his sister, Kristan Engquist Dunne, each have a 29.2% beneficial ownership interest in a joint venture, from which we previously leased our Baton Rouge, Louisiana and Kenner, Louisiana branch facilities during the years ended December 31, 2012, 2011 and 2010. Four trusts in the names of the children of John M. Engquist and Kristan Engquist Dunne hold in equal amounts interests totaling 16.6% of such joint venture. The remaining 25% interest is beneficially owned by Mr. Engquist’s mother. We paid such entity a total of $0.2 million, $0.2 million and $0.3 million in lease payments for the years ended December 31, 2012, 2011 and 2010, respectively. On January 11, 2011, we purchased the Kenner, Louisiana branch facility from the joint venture for approximately $1.6 million. The Baton Rouge lease expired on its terms effective December 31, 2012.

Mr. Engquist has a 50.0% ownership interest in T&J Partnership from which we lease our Shreveport, Louisiana facility. Mr. Engquist’s mother beneficially owns 50% of the entity. In 2012, 2011 and 2010, we paid T&J Partnership a total of approximately $0.2 million each year in lease payments.

We are party to aircraft charter arrangements with Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. We pay an hourly rate plus fuel and expenses to Gulf Wide Aviation as well as a management service fee to an unrelated third party for the use of the aircraft by various members of our management. In each of the years ended December 31, 2012, 2011 and 2010, our payments in respect of charter (and related) costs to Gulf Wide Aviation totaled approximately $0.5 million, $0.4 million and $0.4 million, respectively.

Mr. Engquist has a 31.25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister have a 12.5% and 6.25% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.6 million, $0.5 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2012, 2011 and 2010, our purchases totaled approximately $0.1 million, $0.2 million and $0.2 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.1 million, $20,000 and $14,000, respectively.

Effective as of April 30, 2012, we entered into an Amendment to the Consulting Agreement, dated April 30, 2007, between the Company and Gary W. Bagley, Chairman of the Board of the Company (the “Agreement Amendment”, and the consulting agreement as amended by the Agreement Amendment, the “Consulting Agreement”). This Agreement Amendment extended the term of Mr. Bagley’s engagement as a consultant through December 31, 2012. The Consulting Agreement expired in accordance with its terms on December 31, 2012.

This Consulting Agreement provided for, among other things:

•	a consulting fee of $167,000 per year together with a cost-of-living increase of 4% compounded annually, plus reimbursement of all reasonable and actual out-of-pocket expenses;

•	welfare benefits, including medical, dental, life and disability insurance; and

•	the protection of confidential information obtained during employment.

We expensed approximately $0.2 million for each of the years ended December 31, 2012, 2011 and 2010 related to the Consulting Agreement.

(16)	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2012 and 2011 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter
2012:
Total revenues	$173,665	$209,024	$204,509	$250,117
Operating income	12,271	23,477	25,035	28,458
Income before provision for income taxes	5,758	16,655	5,273	16,762
Net income	3,955	10,468	3,709	10,704
Basic net income per common share(1)	0.11	0.30	0.11	0.31
Diluted net income per common share(1)	0.11	0.30	0.11	0.31

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Total revenues	$134,908	$184,335	$184,289	$217,019
Operating income (loss)	(2,880)	10,301	15,071	17,650
Income (loss) before provision (benefit) for income taxes	(9,764)	3,308	7,967	10,630
Net income (loss)	(6,473)	2,689	4,848	7,862
Basic net income (loss) per common share(1)	(0.19)	0.08	0.14	0.23
Diluted net income (loss) per common share(1)	(0.19)	0.08	0.14	0.23

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.
(2)

As further discussed in Note 8 to the consolidated financial statements, the Company recorded in the third quarter of 2012 a $10.2 million, or $6.6 million after tax, charge for the early extinguishment of debt related to the repurchase and redemption of its $250 million senior unsecured notes.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Segment Revenues:
Equipment rentals	$288,641	$228,038	$177,970
New equipment sales	241,721	220,211	167,303
Used equipment sales	104,563	85,347	62,286
Parts sales	99,621	94,511	86,686
Services revenues	56,554	53,954	49,629

Total segmented revenues	791,100	682,061	543,874
Non-Segmented revenues	46,215	38,490	30,280

Total revenues	$837,315	$720,551	$574,154

Segment Gross Profit (Loss):
Equipment rentals	$135,623	$94,658	$59,193
New equipment sales	27,524	24,059	16,638
Used equipment sales	30,575	20,305	14,017
Parts sales	27,298	25,289	22,784
Services revenues	34,577	32,930	30,878

Total gross profit from revenues	255,597	197,241	143,510
Non-Segmented gross profit (loss)	1,705	(4,538)	(7,571)

Total gross profit	$257,302	$192,703	$135,939

	December 31,
	2012	2011
Segment identified assets:
Equipment sales	$64,441	$52,572
Equipment rentals	583,349	450,877
Parts and service	15,529	12,579

Total segment identified assets	663,319	516,028
Non-Segmented identified assets	279,080	237,277

Total assets	$942,399	$753,305

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2012, 2011 and 2010 were 2.1%, 1.9% and 2.1%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

(18)	Consolidating Financial Information of Guarantor Subsidiaries

All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E California Holding, Inc., H&E Equipment Services (Mid-Atlantic), Inc. and H&E Finance Corp. The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.

The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp. are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$8,894	$—	$—	$8,894
Receivables, net	125,345	16,322	—	141,667
Inventories, net	71,407	8,563	—	79,970
Prepaid expenses and other assets	5,107	100	—	5,207
Rental equipment, net	485,177	98,172	—	583,349
Property and equipment, net	74,264	11,925	—	86,189
Deferred financing costs, net	5,049	—	—	5,049
Intangible assets, net	—	—	—	—
Investment in guarantor subsidiaries	160,005	—	(160,005)	—
Goodwill	2,548	29,526	—	32,074

Total assets	$937,796	$164,608	$(160,005)	$942,399

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$157,719	$—	$—	$157,719
Accounts payable	34,786	1,333	—	36,119
Manufacturer flooring plans payable	50,389	450	—	50,839
Dividends payable	1,488	—	—	1,488
Accrued expenses payable and other liabilities	50,149	373	—	50,522
Senior unsecured notes	521,065	—	—	521,065
Capital leases payable	—	2,447	—	2,447
Deferred income taxes	71,589	—	—	71,589
Deferred compensation payable	1,975	—	—	1,975

Total liabilities	889,160	4,603	—	893,763
Stockholders’ equity (deficit)	48,636	160,005	(160,005)	48,636

Total liabilities and stockholders’ equity	$937,796	$164,608	$(160,005)	$942,399

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$24,215	$—	$—	$24,215
Receivables, net	93,840	11,499	—	105,339
Inventories, net	55,052	10,099	—	65,151
Prepaid expenses and other assets	5,098	125	—	5,223
Rental equipment, net	366,568	84,309	—	450,877
Property and equipment, net	52,021	10,754	—	62,775
Deferred financing costs, net	5,640	—	—	5,640
Intangible assets, net	—	66	—	66
Investment in guarantor subsidiaries	139,089	—	(139,089)	—
Goodwill	4,493	29,526	—	34,019

Total assets	$746,016	$146,378	$(139,089)	$753,305

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$16,055	$—	$—	$16,055
Accounts payable	59,095	3,911	—	63,006
Manufacturer flooring plans payable	58,249	69	—	58,318
Accrued expenses payable and other liabilities	37,786	704	—	38,490
Senior unsecured notes	250,000	—	—	250,000
Capital leases payable	—	2,605	—	2,605
Deferred income taxes	58,616	—	—	58,616
Deferred compensation payable	2,008	—	—	2,008

Total liabilities	481,809	7,289	—	489,098
Stockholders’ equity (deficit)	264,207	139,089	(139,089)	264,207

Total liabilities and stockholders’ equity	$746,016	$146,378	$(139,089)	$753,305

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$237,171	$51,470	$—	$288,641
New equipment sales	212,544	29,177	—	241,721
Used equipment sales	83,742	20,821	—	104,563
Parts sales	85,137	14,484	—	99,621
Services revenues	49,037	7,517	—	56,554
Other	37,908	8,307	—	46,215

Total revenues	705,539	131,776	—	837,315

Cost of revenues:
Rental depreciation	83,219	19,747	—	102,966
Rental expense	40,197	9,855	—	50,052
New equipment sales	188,251	25,946	—	214,197
Used equipment sales	58,604	15,384	—	73,988
Parts sales	61,988	10,335	—	72,323
Services revenues	19,362	2,615	—	21,977
Other	35,621	8,889	—	44,510

Total cost of revenues	487,242	92,771	—	580,013

Gross profit (loss):
Equipment rentals	113,755	21,868	—	135,623
New equipment sales	24,293	3,231	—	27,524
Used equipment sales	25,138	5,437	—	30,575
Parts sales	23,149	4,149	—	27,298
Services revenues	29,675	4,902	—	34,577
Other	2,287	(582)	—	1,705

Gross profit	218,297	39,005	—	257,302

Selling, general and administrative expenses	139,775	29,878	—	169,653
Equity in loss of guarantor subsidiaries	(181)	—	181	—
Gain from sales of property and equipment, net	1,216	376	—	1,592

Income from operations	79,557	9,503	181	89,241
Other income (expense):
Interest expense	(25,798)	(9,743)	—	(35,541)
Loss on early extinguishment of debt	(10,180)	—	—	(10,180)
Other, net	869	59	—	928

Total other expense, net	(35,109)	(9,684)	—	(44,793)

Income (loss) before income taxes	44,448	(181)	181	44,448
Income tax expense	15,612	—	—	15,612

Net income (loss)	$28,836	$(181)	$181	$28,836

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$182,822	$45,216	$—	$228,038
New equipment sales	200,298	19,913	—	220,211
Used equipment sales	70,485	14,862	—	85,347
Parts sales	80,153	14,358	—	94,511
Services revenues	47,325	6,629	—	53,954
Other	31,573	6,917	—	38,490

Total revenues	612,656	107,895	—	720,551

Cost of revenues:
Rental depreciation	68,327	18,454	—	86,781
Rental expense	37,264	9,335	—	46,599
New equipment sales	178,413	17,739	—	196,152
Used equipment sales	52,978	12,064	—	65,042
Parts sales	58,827	10,395	—	69,222
Services revenues	18,658	2,366	—	21,024
Other	34,066	8,962	—	43,028

Total cost of revenues	448,533	79,315	—	527,848

Gross profit (loss):
Equipment rentals	77,231	17,427	—	94,658
New equipment sales	21,885	2,174	—	24,059
Used equipment sales	17,507	2,798	—	20,305
Parts sales	21,326	3,963	—	25,289
Services revenues	28,667	4,263	—	32,930
Other	(2,493)	(2,045)	—	(4,538)

Gross profit	164,123	28,580	—	192,703

Selling, general and administrative expenses	126,880	26,474	—	153,354
Equity in loss of guarantor subsidiaries	(6,633)	—	6,633	—
Gain from sales of property and equipment, net	384	409	—	793

Income from operations	30,994	2,515	6,633	40,142
Other income (expense):
Interest expense	(19,536)	(9,191)	—	(28,727)
Other, net	683	43	—	726

Total other expense, net	(18,853)	(9,148)	—	(28,001)

Income (loss) before income taxes	12,141	(6,633)	6,633	12,141
Income tax expense	3,215	—	—	3,215

Net income (loss)	$8,926	$(6,633)	$6,633	$8,926

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$141,180	$36,790	$—	$177,970
New equipment sales	151,906	15,397	—	167,303
Used equipment sales	53,789	8,497	—	62,286
Parts sales	73,369	13,317	—	86,686
Services revenues	43,602	6,027	—	49,629
Other	24,786	5,494	—	30,280

Total revenues	488,632	85,522	—	574,154

Cost of revenues:
Rental depreciation	61,507	17,076	—	78,583
Rental expense	32,485	7,709	—	40,194
New equipment sales	136,899	13,766	—	150,665
Used equipment sales	41,789	6,480	—	48,269
Parts sales	54,066	9,836	—	63,902
Services revenues	16,699	2,052	—	18,751
Other	29,878	7,973	—	37,851

Total cost of revenues	373,323	64,892	—	438,215

Gross profit (loss):
Equipment rentals	47,188	12,005	—	59,193
New equipment sales	15,007	1,631	—	16,638
Used equipment sales	12,000	2,017	—	14,017
Parts sales	19,303	3,481	—	22,784
Services revenues	26,903	3,975	—	30,878
Other	(5,092)	(2,479)	—	(7,571)

Gross profit	115,309	20,630	—	135,939

Selling, general and administrative expenses	123,279	24,998	—	148,277
Equity in loss of guarantor subsidiaries	(13,972)	—	13,972	—
Gain from sales of property and equipment, net	389	54	—	443

Loss from operations	(21,553)	(4,314)	13,972	(11,895)
Other income (expense):
Interest expense	(19,403)	(9,673)	—	(29,076)
Other, net	576	15	—	591

Total other expense, net	(18,827)	(9,658)	—	(28,485)

Loss before income taxes	(40,380)	(13,972)	13,972	(40,380)
Income tax benefit	(14,920)	—	—	(14,920)

Net loss	$(25,460)	$(13,972)	$13,972	$(25,460)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$28,836	$(181)	$181	$28,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	11,580	1,901	—	13,481
Depreciation on rental equipment	83,219	19,747	—	102,966
Amortization of deferred financing costs and note discount accretion	1,555	—	—	1,555
Amortization of intangible assets	—	66	—	66
Provision for losses on accounts receivable	—	3,480	—	3,480
Provision for inventory obsolescence	126	—	—	126
Provision for deferred income taxes	12,973	—	—	12,973
Stock-based compensation expense	1,862	—	—	1,862
Loss on early extinguishment of debt	10,180	—	—	10,180
Gain from sales of property and equipment, net	(1,216)	(376)	—	(1,592)
Gain from sales of rental equipment, net	(24,123)	(5,436)	—	(29,559)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	1,944	—	—	1,944
Equity in loss of guarantor subsidiaries	181	—	(181)	—
Changes in operating assets and liabilities:
Receivables, net	(31,505)	(8,303)	—	(39,808)
Inventories, net	(40,310)	(2,827)	—	(43,137)
Prepaid expenses and other assets	(9)	25	—	16
Accounts payable	(24,308)	(2,578)	—	(26,886)
Manufacturer flooring plans payable	(7,860)	381	—	(7,479)
Accrued expenses payable and other liabilities	12,363	(331)	—	12,032
Deferred compensation payable	(33)	—	—	(33)

Net cash provided by operating activities	35,455	5,568	—	41,023

Cash flows from investing activities:
Purchases of property and equipment	(34,181)	(3,180)	—	(37,361)
Purchases of rental equipment	(224,802)	(43,427)	—	(268,229)
Proceeds from sales of property and equipment	1,574	484	—	2,058
Proceeds from sales of rental equipment	70,926	19,616	—	90,542
Investment in subsidiaries	(21,097)	—	21,097	—

Net cash used in investing activities	(207,580)	(26,507)	21,097	(212,990)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	293	—	—	293
Purchases of treasury stock	(694)	—	—	(694)
Dividends paid	(244,381)	—	—	(244,381)
Principal payments on senior unsecured notes	(257,576)	—	—	(257,576)
Proceeds from issuance of senior unsecured notes	520,725	—	—	520,725
Borrowing on senior secured credit facility	1,032,285	—	—	1,032,285
Payments on senior secured credit facility	(890,621)	—	—	(890,621)
Payments of deferred financing cost	(3,227)	—	—	(3,227)
Payments on capital lease obligations	—	(158)	—	(158)
Capital contributions	—	21,097	(21,097)	—

Net cash provided by (used in) financing activities	156,804	20,939	(21,097)	156,646

Net decrease in cash	(15,321)	—	—	(15,321)
Cash, beginning of year	24,215	—	—	24,215

Cash, end of year	$8,894	$—	$—	$8,894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$8,926	$(6,633)	$6,633	$8,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,498	1,757	—	12,255
Depreciation on rental equipment	68,327	18,454	—	86,781
Amortization of deferred financing costs	1,388	—	—	1,388
Amortization of intangible assets	—	362	—	362
Provision for losses on accounts receivable	2,172	1,010	—	3,182
Provision for inventory obsolescence	210	—	—	210
Provision for deferred income taxes	2,697	—	—	2,697
Stock-based compensation expense	1,327	—	—	1,327
Gain from sales of property and equipment, net	(384)	(409)	—	(793)
Gain from sales of rental equipment, net	(16,002)	(2,786)	—	(18,788)
Equity in loss of guarantor subsidiaries	6,633	—	(6,633)	—
Changes in operating assets and liabilities:
Receivables, net	(8,383)	(999)	—	(9,382)
Inventories, net	(20,500)	(1,061)	—	(21,561)
Prepaid expenses and other assets	3,381	76	—	3,457
Accounts payable	3,613	956	—	4,569
Manufacturer flooring plans payable	(16,633)	(107)	—	(16,740)
Accrued expenses payable and other liabilities	2,890	(399)	—	2,491
Deferred compensation payable	4	—	—	4

Net cash provided by operating activities	50,164	10,221	—	60,385

Cash flows from investing activities:
Purchases of property and equipment	(15,757)	(2,676)	—	(18,433)
Purchases of rental equipment	(106,490)	(20,745)	—	(127,235)
Proceeds from sales of property and equipment	923	459	—	1,382
Proceeds from sales of rental equipment	50,177	13,181	—	63,358
Investment in subsidiaries	291	—	(291)	—

Net cash used in investing activities	(70,856)	(9,781)	(291)	(80,928)

Cash flows from financing activities:
Excess tax benefit (deficiency) from stock-based awards	257	—	—	257
Purchases of treasury stock	(554)	—	—	(554)
Borrowing on senior secured credit facility	557,884	—	—	557,884
Payments on senior secured credit facility	(541,829)	—	—	(541,829)
Payments on capital lease obligations	—	(149)	—	(149)
Capital contributions	—	(291)	291	—

Net cash provided by (used in) financing activities	15,758	(440)	291	15,609

Net decrease in cash	(4,934)	—	—	(4,934)
Cash, beginning of year	29,149	—	—	29,149

Cash, end of year	$24,215	$—	$—	$24,215

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(25,460)	$(13,972)	$13,972	$(25,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization on property and equipment	11,239	1,885	—	13,124
Depreciation on rental equipment	61,507	17,076	—	78,583
Amortization of deferred financing costs	1,406	—	—	1,406
Amortization of intangible assets	—	559	—	559
Provision for losses on accounts receivable	2,609	555	—	3,164
Provision for inventory obsolescence	315	—	—	315
Provision for deferred income taxes	(13,227)	—	—	(13,227)
Stock-based compensation expense	1,039	—	—	1,039
Gain from sales of property and equipment, net	(389)	(54)	—	(443)
Gain from sales of rental equipment, net	(11,010)	(1,921)	—	(12,931)
Equity in loss of guarantor subsidiaries	13,972	—	(13,972)	—
Changes in operating assets and liabilities:
Receivables, net	(31,833)	1,531	—	(30,302)
Inventories, net	(8,891)	2,129	—	(6,762)
Prepaid expenses and other assets	(1,603)	(77)	—	(1,680)
Accounts payable	26,616	2,955	—	29,571
Manufacturer flooring plans payable	(17,986)	176	—	(17,810)
Accrued expenses payable and other liabilities	(792)	(479)	—	(1,271)
Deferred compensation payable	63	—	—	63

Net cash provided by operating activities	7,575	10,363	—	17,938

Cash flows from investing activities:
Purchases of property and equipment	(4,067)	(585)	—	(4,652)
Purchases of rental equipment	(60,504)	(12,745)	—	(73,249)
Proceeds from sales of property and equipment	588	(1)	—	587
Proceeds from sales of rental equipment	39,856	7,789	—	47,645
Investment in subsidiaries	4,691	—	(4,691)	—

Net cash used in investing activities	(19,436)	(5,542)	(4,691)	(29,669)

Cash flows from financing activities:
Purchase of treasury stock	(212)	—	—	(212)
Payments of deferred financing costs	(2,888)	—	—	(2,888)
Payments on capital lease obligations	—	(140)	—	(140)
Principal payments on note payable	(1,216)	—	—	(1,216)
Capital contributions	—	(4,691)	4,691	—

Net cash used in financing activities	(4,316)	(4,831)	4,691	(4,456)

Net decrease in cash	(16,177)	(10)	—	(16,187)
Cash, beginning of year	45,326	10	—	45,336

Cash, end of year	$29,149	$—	$—	$29,149

(19)	Subsequent Events

On January 29, 2013, the Company amended its Credit Facility to permit the issuance of the Add-on Notes (as defined below).

On February 4, 2013, the Company closed on its offering of $100 million aggregate principal amount of 7% senior notes due 2022 (the “Add-on Notes”) in an unregistered offering through a private placement. The Add-on Notes were priced at 108.5% of the principal amount. Net proceeds from the offering of the Add-on Notes, including accrued interest from August 20, 2012, totaled approximately $110.4 million. The Company used the proceeds from the offering to repay indebtedness outstanding under its Credit Facility and for the payment of fees and expenses related to the offering.

The Add-on Notes bear interest at a rate of 7% per year and mature on September 1, 2022. Interest on the Add-on Notes accrues from August 20, 2012 and is payable on each March 1 and September 1, commencing March 1, 2013. No principal payments are due until maturity.

The Add-on Notes are redeemable, in whole or in part, at any time on or after September 1, 2017 at specified redemption prices plus accrued and unpaid interest to the date of redemption. We may redeem up to 35% of the aggregate principal amount of the Add-on Notes before September 1, 2015 with the net cash proceeds from certain equity offerings. We may also redeem the Add-on Notes prior to September 1, 2017 at a specified “make-whole” redemption price plus accrued and unpaid interest to the date of redemption.

The Add-on Notes are our senior unsecured obligations and rank equally in right of payment to all of our existing and future senior indebtedness and rank senior to any of our subordinated indebtedness. The Add-on Notes are unconditionally guaranteed on a senior unsecured basis by all of our current and future significant domestic restricted subsidiaries. In addition, the Add-on Notes are effectively subordinated to all of our and the guarantors’ existing and future secured indebtedness, including the Credit Facility, to the extent of the assets securing such indebtedness, and are structurally subordinated to all of the liabilities and preferred stock of any of our subsidiaries that do not guarantee the Add-on Notes. The Add-on Notes were issued as additional notes under an indenture dated as of August 20, 2012 pursuant to which the Company previously issued the New Notes as described above. The Add-on Notes have identical terms to, rank equally with and form a part of a single class of securities with the New Notes.

If we experience a change of control, we will be required to offer to purchase the Add-on Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

Pursuant to a registration rights agreement entered into between the Company, the guarantors of the Add-on Notes and the initial purchaser of the Add-on Notes, we agreed to make an offer to exchange the Add-on Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the Add-on Notes (except that the exchange notes will not contain any transfer restrictions).

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2012, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: March 5, 2013

/s/ John M. Engquist
John M. Engquist
Chief Executive Officer

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

We have audited H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). H&E Equipment Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, H&E Equipment Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

March 5, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2012.

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

(3)	Exhibits

See Exhibit Index on pages 95-98.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries (Deductions)	Balance at End of Year
Year Ended December 31, 2012
Allowance for doubtful accounts receivable	$5,581	$3,480	$(4,468)	$4,593
Allowance for inventory obsolescence	861	126	(369)	618

	$6,442	$3,606	$(4,837)	$5,211

Year Ended December 31, 2011
Allowance for doubtful accounts receivable	$6,004	$3,182	$(3,605)	$5,581
Allowance for inventory obsolescence	1,105	210	(454)	861

	$7,109	$3,392	$(4,059)	$6,442

Year Ended December 31, 2010
Allowance for doubtful accounts receivable	$5,736	$3,164	$(2,896)	$6,004
Allowance for inventory obsolescence	824	315	(34)	1,105

	$6,560	$3,479	$(2,930)	$7,109

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2013.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ John M. Engquist
John M. Engquist
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ John M. Engquist	Chief Executive Officer	March 5, 2013
	John M. Engquist	and Director
(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	March 5, 2013
	Leslie S. Magee	(Principal Financial and
Accounting Officer)

By:	/s/ Gary W. Bagley	Chairman and Director	March 5, 2013
Gary W. Bagley

By:	/s/ Paul N. Arnold	Director	March 5, 2013
Paul N. Arnold

By:	/s/ Bruce C. Bruckmann	Director	March 5, 2013
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	March 5, 2013
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	March 5, 2013
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	March 5, 2013
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	March 5, 2013
John T. Sawyer

Exhibit Index

2.1	Agreement and Plan of Merger, dated February 2, 2006, among the Company, H&E LLC and Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

2.2	Agreement and Plan of Merger, dated as of May 15, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on
Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on May 17, 2007.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 31, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

2.4	Acquisition Agreement, dated as of January 4, 2005, among H&E Equipment Services, L.L.C., Eagle Merger Corp., Eagle High Reach Equipment, LLC, Eagle High Reach Equipment, Inc., SBN Eagle LLC, SummitBridge National Investments, LLC and the shareholders of Eagle High Reach Equipment, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K of H&E Equipment Services L.L.C. (File Nos. 333-99587 and 333-99589), filed January 5, 2006).

3.1	Amended and Restated Certificate of Incorporation of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

3.2	Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed June 5, 2007).

3.3	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.4	Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.5	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.6	Certificate of Incorporation of H&E Finance Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.7	Certificate of Incorporation of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.8	Articles of Incorporation of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.9	Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.10	Bylaws of H&E Finance Corp. (incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.11	Bylaws of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement on
Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.12	Bylaws of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement on
Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.13	Articles of Incorporation of H&E California Holding, Inc., as amended (incorporated by reference to Exhibit 3.13 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

3.14	Bylaws of H&E California Holding, Inc., as amended (incorporated by reference to Exhibit 3.14 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

3.15	Certificate of Formation of H&E Equipment Services (California), LLC, as amended (incorporated by reference to Exhibit 3.15 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed
December 7, 2012).

3.16	Bylaws of H&E Equipment Services (California), LLC (incorporated by reference to Exhibit 3.16 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

3.17	Amended and Restated Articles of Incorporation of H&E Equipment Services (Mid-Atlantic), Inc. (incorporated by reference to Exhibit 3.17 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

3.18	Bylaws of H&E Equipment Services (Mid-Atlantic), Inc. (incorporated by reference to Exhibit 3.18 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

4.1	Amendment and Restated Security Holders Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.2	Amendment and Restated Investor Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.3	Amendment and Restated Registration Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.4	Form of H&E Equipment Services, Inc. common stock certificate (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 5, 2006).

4.5	Indenture, dated August 20, 2012, by and among H&E Equipment Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7% Senior Notes due 2022 (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

4.6	Registration Rights Agreement, dated August 20, 2012, by and among the Company, GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), Inc., H&E Finance Corp., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

4.7	Registration Rights Agreement, dated February 4, 2013, by and among the Company, GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), Inc., H&E Finance Corp. and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 4, 2013).

10.1	Third Amended and Restated Credit Agreement, dated as of July 29, 2010, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holding, Inc., H&E Equipment Services (Mid-Atlantic), Inc., General Electric Capital Corporation, as Agent, Bank of America, N.A. as co-syndication agent, documentation agent, joint lead arranger and joint bookrunner and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 3, 2010).

10.2	Amendment No. 1, dated February 29, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc.
(File No. 000-51759), filed March 1, 2012).

10.3	Amendment No. 2, dated August 9, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 10, 2012).

10.4	Amendment No. 3, dated August 17, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

10.5	Amendment No. 4, dated January 29, 2013, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc.
(File No. 000-51759), filed January 30, 2013.

10.6	Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).†

10.7	Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).

10.8	Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.9	H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 28, 2006).†

10.10	Amendment No. 1 to the H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 to Form 10-K of H&E Equipment Services, Inc (File No. 000-51759), filed March 3, 2011). †

10.11	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).†

10.12	Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 3, 2011). †

18.1	BDO Seidman, LLP Preferability Letter. (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement