Form 10-Q
period 2013-03-31
H&E Equipment Services, Inc.
filed 2013-05-02
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51759

H&E Equipment Services, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0553291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7500 Pecue Lane,
Baton Rouge, Louisiana	70809
(Address of Principal Executive Offices)	(ZIP Code)

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

As of April 26, 2013, there were 35,159,906 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

MARCH 31, 2013

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America, as well as the depth and duration of the recent macroeconomic downturn and related decreases in construction and industrial activities, which may significantly affect our revenues and operating results;

•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;

•	relationships with equipment suppliers;

•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;

•	our indebtedness;

•	risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$2,965	$8,894
Receivables, net of allowance for doubtful accounts of $4,227 and $4,593, respectively	132,125	141,667
Inventories, net of reserves for obsolescence of $603 and $618, respectively	153,545	79,970
Prepaid expenses and other assets	7,208	5,207
Rental equipment, net of accumulated depreciation of $300,870 and $296,920, respectively	595,262	583,349
Property and equipment, net of accumulated depreciation and amortization of $70,417 and $68,101, respectively	88,521	86,189
Deferred financing costs, net of accumulated amortization of $9,363 and $9,423, respectively	5,333	5,049
Goodwill	31,854	32,074

Total assets	$1,016,813	$942,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$53,818	$157,719
Accounts payable	97,526	36,119
Manufacturer flooring plans payable	67,693	50,839
Dividend payable	1,488	1,488
Accrued expenses payable and other liabilities	36,881	50,522
Senior unsecured notes	628,420	521,065
Capital leases payable	2,406	2,447
Deferred income taxes	72,238	71,589
Deferred compensation payable	1,992	1,975

Total liabilities	962,462	893,763

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,936,683 and 38,917,619 shares issued at March 31, 2013 and December 31, 2012, respectively, and 35,159,906 and 35,141,870 shares outstanding at March 31, 2013 and December 31, 2012, respectively	388	388
Additional paid-in capital	213,788	212,850
Treasury stock at cost, 3,776,777 and 3,775,749 shares of common stock held at March 31, 2013 and December 31, 2012, respectively	(57,578)	(57,578)
Retained deficit	(102,247)	(107,024)

Total stockholders’ equity	54,351	48,636

Total liabilities and stockholders’ equity	$1,016,813	$942,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Equipment rentals	$75,370	$59,629
New equipment sales	53,323	40,997
Used equipment sales	32,149	26,522
Parts sales	24,952	23,378
Services revenues	14,551	13,300
Other	12,043	9,839

Total revenues	212,388	173,665

Cost of revenues:
Rental depreciation	28,132	22,814
Rental expense	13,603	11,543
New equipment sales	47,739	35,945
Used equipment sales	22,748	18,622
Parts sales	18,304	16,929
Services revenues	5,743	5,124
Other	11,639	10,037

Total cost of revenues	147,908	121,014

Gross profit	64,480	52,651
Selling, general and administrative expenses	46,264	40,703
Gain on sales of property and equipment, net	500	323

Income from operations	18,716	12,271

Other income (expense):
Interest expense	(12,272)	(6,870)
Other, net	507	357

Total other expense, net	(11,765)	(6,513)

Income before income taxes	6,951	5,758
Provision for income taxes	2,174	1,803

Net income	$4,777	$3,955

Net income per common share:
Basic	$0.14	$0.11

Diluted	$0.14	$0.11

Weighted average common shares outstanding:
Basic	34,976	34,806

Diluted	35,097	34,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,777	$3,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,935	3,221
Depreciation of rental equipment	28,132	22,814
Amortization of deferred financing costs	281	341
Accretion of note discount, net of premium amortization	105	—
Amortization of intangible assets	—	25
Provision for losses on accounts receivable	767	885
Provision for inventory obsolescence	56	31
Decrease in deferred income taxes	649	1,211
Stock-based compensation expense	938	332
Gain from sales of property and equipment, net	(500)	(323)
Gain from sales of rental equipment, net	(8,498)	(7,494)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	219	486
Changes in operating assets and liabilities:
Receivables, net	8,775	6,109
Inventories, net	(93,459)	(63,928)
Prepaid expenses and other assets	(2,001)	(736)
Accounts payable	61,406	26,298
Manufacturer flooring plans payable	16,854	1,600
Accrued expenses payable and other liabilities	(13,640)	(6,422)
Deferred compensation payable	17	(79)

Net cash provided by (used in) operating activities	8,813	(11,674)

Cash flows from investing activities:
Purchases of property and equipment	(6,288)	(9,369)
Purchases of rental equipment	(34,100)	(29,946)
Proceeds from sales of property and equipment	521	460
Proceeds from sales of rental equipment	22,381	23,668

Net cash used in investing activities	(17,486)	(15,187)

Cash flows from financing activities:
Borrowings on senior secured credit facility	240,088	208,750
Payments on senior secured credit facility	(343,989)	(202,362)
Proceeds from issuance of senior unsecured notes	107,250	—
Payments of deferred financing costs	(564)	(792)
Payments of capital lease obligations	(41)	(38)

Net cash provided by financing activities	2,744	5,558

Net decrease in cash	(5,929)	(21,303)
Cash, beginning of period	8,894	24,215

Cash, end of period	$2,965	$2,912

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$19,828	$17,926

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,075	$11,798

Income taxes paid, net of refunds received	$386	$88

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2012, from which the consolidated balance sheet amounts as of December 31, 2012 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. During the three month period ended March 31, 2013, there were no significant changes to those accounting policies.

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

	March 31, 2013
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25%	$67,693	$56,765
Senior unsecured notes with interest computed at 7.0%(1)	630,000	692,213
Capital lease payable with interest computed at 5.929% to 9.55%	2,406	1,853
Letters of credit	—	146

	December 31, 2012
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25%	$50,839	$44,232
Senior unsecured notes with interest computed at 7.0%(1)	530,000	564,450
Capital lease payable with interest computed at 5.929% to 9.55%	2,447	1,919
Letters of credit	—	162

(1) –	Amounts shown based on aggregate amounts outstanding for the periods presented.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2013 (amounts in thousands, except share data):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at December 31, 2012	38,917,619	$388	$212,850	$(57,578)	$(107,024)	$48,636
Stock-based compensation	—	—	938	—	—	938
Issuance of common stock	19,064	—	—	—	—	—
Net income	—	—	—	—	4,777	4,777

Balances at March 31, 2013	38,936,683	$388	$213,788	$(57,578)	$(102,247)	$54,351

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,701,337 shares as of March 31, 2013.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2012	230,415	$13.65
Granted	—	—
Vested	—	—
Forfeited	(1,028)	$13.61

Non-vested stock at March 31, 2013	229,387	$13.65

As of March 31, 2013, we had unrecognized compensation expense of approximately $2.8 million related to non-vested stock that we expect to be recognized over a weighted-average period of 2.0 years. The following table summarizes compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Compensation expense	$938	$332

Stock Options

At March 31, 2013, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2012	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at March 31, 2013	51,000	$17.80	3.3

Options exercisable at March 31, 2013	51,000	$17.80	3.3

The aggregate intrinsic value of our outstanding and exercisable options at March 31, 2013 was approximately $0.1 million.

(6) Income per Share

Income per common share for the three months ended March 31, 2013 and 2012 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. The following table sets forth the computation of basic and diluted net income per common share for the three month periods ended March 31, 2013 and 2012 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Basic net income per share:
Net income	$4,777	$3,955
Weighted average number of common shares outstanding	34,976	34,806
Net income per common share – basic	$0.14	$0.11
Diluted net income per share:
Net income	$4,777	$3,955
Weighted average number of common shares outstanding	34,976	34,806
Effect of dilutive securities:
Effect of dilutive stock options	14	—
Effect of dilutive non-vested stock	107	143

Weighted average number of common shares outstanding – diluted	35,097	34,949
Net income per common share – diluted	$0.14	$0.11
Common shares excluded from the denominator as anti-dilutive:
Stock options	—	51
Non-vested restricted stock	—	—

(7) Senior Unsecured Notes

On February 4, 2013, the Company closed on its offering of $100 million aggregate principal amount of 7% senior notes due 2022 (the “Add-on Notes”) in an unregistered offering through a private placement. The Add-on Notes were priced at 108.5% of the principal amount. Net proceeds from the offering of the Add-on Notes, including accrued interest from August 20, 2012, totaled approximately $110.4 million. The Company used the proceeds from the offering to repay indebtedness outstanding under its Senior Secured Credit Facility (the “Credit Facility”) and for the payment of fees and expenses related to the offering. In connection with the offering, on January 29, 2013, the Company amended its Credit Facility to permit the issuance of the Add-on Notes.

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

The Add-on Notes are our senior unsecured obligations and rank (i) equally in right of payment to all of our existing and future senior indebtedness and (ii) senior to any of our subordinated indebtedness. The Add-on Notes are unconditionally guaranteed on a senior unsecured basis by all of our current and future significant domestic restricted subsidiaries. In addition, the Add-on Notes are effectively subordinated to all of our and the guarantors’ existing and future secured indebtedness, including the Credit Facility, to the extent of the assets securing such indebtedness, and are structurally subordinated to all of the liabilities and preferred stock of any of our subsidiaries that do not guarantee the Add-on Notes. The Add-on Notes were issued as additional notes under an indenture dated as of August 20, 2012 pursuant to which the Company previously issued $530 million aggregate principal amount of 7% senior notes due 2022 (the “New Notes”). The Add-on Notes have identical terms to, rank equally with, and form a part of a single class of securities with the New Notes.

If we experience a change of control, we will be required to offer to purchase the Add-on Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

On April 1, 2013, the Company launched an offer to exchange the New and Add-on Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New and Add-on Notes (except that the exchange notes will not contain any transfer restrictions). This exchange offer closed on April 30, 2013.

The following table reconciles our Senior Secured Notes to our Condensed Consolidated Balance Sheet:

Aggregate principal amount issued on August 20, 2012	$530,000
Initial purchasers’ discount	(9,275)
Accretion of discount through December 31, 2012	340

Balance at December 31, 2012	521,065
Aggregate principal amount issued on February 4, 2013	100,000
Premium on notes issued	8,500
Initial purchaser’s discount	(1,250)
Accretion of discount through March 31, 2013	253
Amortization of note premium through March 31, 2013	(148)

Balance at March 31, 2013	$628,420

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Equipment rentals	$75,370	$59,629
New equipment sales	53,323	40,997
Used equipment sales	32,149	26,522
Parts sales	24,952	23,378
Services revenues	14,551	13,300

Total segmented revenues	200,345	163,826
Non-segmented revenues	12,043	9,839

Total revenues	$212,388	$173,665

Gross Profit (Loss):
Equipment rentals	$33,635	$25,272
New equipment sales	5,584	5,052
Used equipment sales	9,401	7,900
Parts sales	6,648	6,449
Services revenues	8,808	8,176

Total segmented gross profit	64,076	52,849
Non-segmented gross profit (loss)	404	(198)

Total gross profit	$64,480	$52,651

	Balances at
	March 31,	December 31,
	2013	2012
Segment identified assets:
Equipment sales	$136,372	$64,441
Equipment rentals	595,262	583,349
Parts and services	17,173	15,529

Total segment identified assets	748,807	663,319
Non-segment identified assets	268,006	279,080

Total assets	$1,016,813	$942,399

The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2013 and 2012 were approximately 1.8% and 1.7% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$2,965	$—	$—	$2,965
Receivables, net	117,756	14,369	—	132,125
Inventories, net	142,844	10,701	—	153,545
Prepaid expenses and other assets	7,051	157	—	7,208
Rental equipment, net	499,168	96,094	—	595,262
Property and equipment, net	76,841	11,680	—	88,521
Deferred financing costs, net	5,333	—	—	5,333
Investment in guarantor subsidiaries	153,468	—	(153,468)	—
Goodwill	2,328	29,526	—	31,854

Total assets	$1,007,754	$162,527	$(153,468)	$1,016,813

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$53,818	$—	$—	$53,818
Accounts payable	91,801	5,725	—	97,526
Manufacturer flooring plans payable	67,587	106	—	67,693
Dividends payable	1,488	—	—	1,488
Accrued expenses payable and other liabilities	36,059	822	—	36,881
Senior unsecured notes	628,420	—	—	628,420
Capital lease payable	—	2,406	—	2,406
Deferred income taxes	72,238	—	—	72,238
Deferred compensation payable	1,992	—	—	1,992

Total liabilities	953,403	9,059	—	962,462
Stockholders’ equity	54,351	153,468	(153,468)	54,351

Total liabilities and stockholders’ equity	$1,007,754	$162,527	$(153,468)	$1,016,813

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$8,894	$—	$—	$8,894
Receivables, net	125,345	16,322	—	141,667
Inventories, net	71,407	8,563	—	79,970
Prepaid expenses and other assets	5,107	100	—	5,207
Rental equipment, net	485,177	98,172	—	583,349
Property and equipment, net	74,264	11,925	—	86,189
Deferred financing costs, net	5,049	—	—	5,049
Intangible assets, net	—	—	—	—
Investment in guarantor subsidiaries	160,005	—	(160,005)	—
Goodwill	2,548	29,526	—	32,074

Total assets	$937,796	$164,608	$(160,005)	$942,399

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$157,719	$—	$—	$157,719
Accounts payable	34,786	1,333	—	36,119
Manufacturer flooring plans payable	50,389	450	—	50,839
Dividends payable	1,488	—	—	1,488
Accrued expenses payable and other liabilities	50,149	373	—	50,522
Senior unsecured notes	521,065	—	—	521,065
Capital leases payable	—	2,447	—	2,447
Deferred income taxes	71,589	—	—	71,589
Deferred compensation payable	1,975	—	—	1,975

Total liabilities	889,160	4,603	—	893,763
Stockholders’ equity	48,636	160,005	(160,005)	48,636

Total liabilities and stockholders’ equity	$937,796	$164,608	$(160,005)	$942,399

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$62,909	$12,461	$—	$75,370
New equipment sales	47,271	6,052	—	53,323
Used equipment sales	25,526	6,623	—	32,149
Parts sales	21,315	3,637	—	24,952
Services revenues	12,768	1,783	—	14,551
Other	9,938	2,105	—	12,043

Total revenues	179,727	32,661	—	212,388

Cost of revenues:
Rental depreciation	23,023	5,109	—	28,132
Rental expense	11,279	2,324	—	13,603
New equipment sales	42,394	5,345	—	47,739
Used equipment sales	17,658	5,090	—	22,748
Parts sales	15,667	2,637	—	18,304
Services revenues	5,141	602	—	5,743
Other	9,422	2,217	—	11,639

Total cost of revenues	124,584	23,324	—	147,908

Gross profit (loss):
Equipment rentals	28,607	5,028	—	33,635
New equipment sales	4,877	707	—	5,584
Used equipment sales	7,868	1,533	—	9,401
Parts sales	5,648	1,000	—	6,648
Services revenues	7,627	1,181	—	8,808
Other	516	(112)	—	404

Gross profit	55,143	9,337	—	64,480
Selling, general and administrative expenses	38,479	7,785	—	46,264
Equity in loss of guarantor subsidiaries	(816)	—	816	—
Gain on sales of property and equipment, net	426	74	—	500

Income from operations	16,274	1,626	816	18,716

Other income (expense):
Interest expense	(9,803)	(2,469)	—	(12,272)
Other, net	480	27	—	507

Total other expense, net	(9,323)	(2,442)	—	(11,765)

Income (loss) before income taxes	6,951	(816)	816	6,951
Income tax expense	2,174	—	—	2,174

Net income (loss)	$4,277	$(816)	$816	$4,777

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$49,286	$10,343	$—	$59,629
New equipment sales	37,310	3,687	—	40,997
Used equipment sales	21,016	5,506	—	26,522
Parts sales	19,795	3,583	—	23,378
Services revenues	11,498	1,802	—	13,300
Other	8,125	1,714	—	9,839

Total revenues	147,030	26,635	—	173,665

Cost of revenues:
Rental depreciation	18,399	4,415	—	22,814
Rental expense	9,322	2,221	—	11,543
New equipment sales	32,676	3,269	—	35,945
Used equipment sales	14,267	4,355	—	18,622
Parts sales	14,383	2,546	—	16,929
Services revenues	4,499	625	—	5,124
Other	8,039	1,998	—	10,037

Total cost of revenues	101,585	19,429	—	121,014

Gross profit (loss):
Equipment rentals	21,565	3,707	—	25,272
New equipment sales	4,634	418	—	5,052
Used equipment sales	6,749	1,151	—	7,900
Parts sales	5,412	1,037	—	6,449
Services revenues	6,999	1,177	—	8,176
Other	86	(284)	—	(198)

Gross profit	45,445	7,206	—	52,651
Selling, general and administrative expenses	33,819	6,884	—	40,703
Equity in loss of guarantor subsidiaries	(1,685)	—	1,685	—
Gain on sales of property and equipment, net	161	162	—	323

Income from operations	10,102	484	1,685	12,271

Other income (expense):
Interest expense	(4,689)	(2,181)	—	(6,870)
Other, net	345	12	—	357

Total other expense, net	(4,344)	(2,169)	—	(6,513)

Income (loss) before income taxes	5,758	(1,685)	1,685	5,758
Income tax expense	1,803	—	—	1,803

Net income (loss)	$3,955	$(1,685)	$1,685	$3,955

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$4,777	$(816)	$816	$4,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	3,435	500	—	3,935
Depreciation on rental equipment	23,023	5,109	—	28,132
Amortization of deferred financing costs	281	—	—	281
Accretion of note discount, net of premium amortization	105	—	—	105
Provision for losses on accounts receivable	569	198	—	767
Provision for inventory obsolescence	56	—	—	56
Increase in deferred income taxes	649	—	—	649
Stock-based compensation expense	938	—	—	938
Gain on sales of property and equipment, net	(426)	(74)	—	(500)
Gain on sales of rental equipment, net	(6,991)	(1,507)	—	(8,498)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	219	—	—	219
Equity in loss of guarantor subsidiaries	816	—	(816)	—
Changes in operating assets and liabilities:
Receivables, net	7,020	1,755	—	8,775
Inventories, net	(89,230)	(4,229)	—	(93,459)
Prepaid expenses and other assets	(1,944)	(57)	—	(2,001)
Accounts payable	57,014	4,392	—	61,406
Manufacturer flooring plans payable	17,198	(344)	—	16,854
Accrued expenses payable and other liabilities	(14,089)	449	—	(13,640)
Deferred compensation payable	17	—	—	17

Net cash provided by operating activities	3,437	5,376	—	8,813

Cash flows from investing activities:
Purchases of property and equipment	(6,033)	(255)	—	(6,288)
Purchases of rental equipment	(30,204)	(3,896)	—	(34,100)
Proceeds from sales of property and equipment	447	74	—	521
Proceeds from sales of rental equipment	17,918	4,463	—	22,381
Investment in subsidiaries	5,721	—	(5,721)	—

Net cash provided by (used in) investing activities .	(12,151)	386	(5,721)	(17,486)

Cash flows from financing activities:
Borrowings on senior secured credit facility	240,088	—	—	240,088
Payments on senior secured credit facility	(343,989)	—	—	(343,989)
Proceeds from issuance of senior unsecured notes	107,250	—	—	107,250
Payments of deferred financing costs	(564)	—	—	(564)
Payments on capital lease obligations	—	(41)	—	(41)
Capital contributions	—	(5,721)	5,721	—

Net cash provided by (used in) financing activities	2,785	(5,762)	5,721	2,744

Net decrease in cash	(5,929)	—	—	(5,929)
Cash, beginning of period	8,894	—	—	8,894

Cash, end of period	$2,965	$—	$—	$2,965

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$3,955	$(1,685)	$1,685	$3,955
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization on property and equipment	2,790	431	—	3,221
Depreciation on rental equipment	18,399	4,415	—	22,814
Amortization of deferred financing costs	341	—	—	341
Amortization of intangible assets	—	25	—	25
Provision for losses on accounts receivable	583	302	—	885
Provision for inventory obsolescence	31	—	—	31
Increase in deferred income taxes	1,211	—	—	1,211
Stock-based compensation expense	332	—	—	332
Gain on sales of property and equipment, net	(161)	(162)	—	(323)
Gain on sales of rental equipment, net	(6,353)	(1,141)	—	(7,494)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	486	—	—	486
Equity in loss of guarantor subsidiaries	1,685	—	(1,685)	—
Changes in operating assets and liabilities:
Receivables, net	6,371	(262)	—	6,109
Inventories, net	(55,447)	(8,481)	—	(63,928)
Prepaid expenses and other assets	(703)	(33)	—	(736)
Accounts payable	23,153	3,145	—	26,298
Manufacturer flooring plans payable	1,662	(62)	—	1,600
Accrued expenses payable and other liabilities	(6,695)	273	—	(6,422)
Deferred compensation payable	(79)	—	—	(79)

Net cash used in operating activities	(8,439)	(3,235)	—	(11,674)

Cash flows from investing activities:
Purchases of property and equipment	(8,949)	(420)	—	(9,369)
Purchases of rental equipment	(26,369)	(3,577)	—	(29,946)
Proceeds from sales of property and equipment	309	151	—	460
Proceeds from sales of rental equipment	18,259	5,409	—	23,668
Investment in subsidiaries	(1,710)	—	1,710	—

Net cash provided by (used in) investing activities	(18,460)	1,563	1,710	(15,187)

Cash flows from financing activities:
Borrowings on senior secured credit facility	208,750	—	—	208,750
Payments on senior secured credit facility	(202,362)	—	—	(202,362)
Payments of deferred financing costs	(792)	—	—	(792)
Payments on capital lease obligations	—	(38)	—	(38)
Capital contributions	—	1,710	(1,710)	—

Net cash provided by financing activities	5,596	1,672	(1,710)	5,558

Net decrease in cash	(21,303)	—	—	(21,303)
Cash, beginning of period	24,215	—	—	24,215

Cash, end of period	$2,912	$—	$—	$2,912

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2013, and its results of operations for the three month period ended March 31, 2013, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of April 26, 2013, we operated 66 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc. Prior to our initial public offering, our business was conducted through H&E LLC. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings L.L.C. (“Holdings”), and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed under operation of law pursuant to the reincorporation merger.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the quarter ended March 31, 2013. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three month period ended March 31, 2013, approximately 35.5% of our total revenues were attributable to equipment rentals, 25.1% of our total revenues were attributable to new equipment sales, 15.1% were attributable to used equipment sales, 11.7% were attributable to parts sales, 6.9% were attributable to our services revenues and 5.7% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2013, our total cost of revenues was approximately $147.9 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three months ended March 31, 2013, our selling, general and administrative expenses were $46.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

We are also subject to federal and state income taxes. Our Federal Tax Returns for the tax years 2005 through 2009 were recently examined by the Internal Revenue Service (“IRS”) following the Company’s filing of amended returns for those tax years pursuant to which the Company claimed a net operating loss carryback. In February 2013, the IRS concluded its examination of those tax returns and determined that no material adjustments were required. Future income tax examinations by state and federal agencies could result in additional income tax expense based on the probable outcomes of such matters.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving senior secured credit facility (the “Credit Facility”), senior unsecured notes due 2022 and our capital lease obligations, as well as our extinguished senior unsecured notes due 2016 for the periods during which such debt was outstanding. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs is also included in interest expense.

Principal Cash Flows

We generate cash primarily from our operating activities and, historically, we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under the Credit Facility as the primary sources of funds to purchase inventory and to fund working capital and capital expenditures (see also “Liquidity and Capital Resources” below). Our management of our working capital is closely tied to operating cash flows, as working capital can be significantly impacted by, among other things, our accounts receivable activities, the level of new and used equipment inventories, which may increase or decrease in response to current and expected demand, and the size and timing of our trade accounts payable payment cycles.

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2013 was $595.3 million, or approximately 58.5% of our total assets. Our rental fleet as of March 31, 2013 consisted of 21,288 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $897.6 million. As of March 31, 2013, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	14,254	66.9%	$547.2	61.0%	45.7
Cranes	384	1.8%	109.1	12.2%	39.8
Earthmoving	1,958	9.2%	170.7	19.0%	19.7
Industrial Lift Trucks	696	3.3%	26.5	2.9%	24.2
Other	3,996	18.8%	44.1	4.9%	19.9

Total	21,288	100.0%	$897.6	100.0%	37.6

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

The original acquisition cost of our gross rental fleet increased by approximately $14.6 million, or 1.7%, for the three months ended March 31, 2013. The average age of our rental fleet equipment decreased by approximately 0.4 months for the three months ended March 31, 2013.

Our average rental rates for the three months ended March 31, 2013 were 10.2% higher than in the three months ended March 31, 2012 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the three months ended March 31, 2013 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2013 and 2012. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues.

	Three Months Ended		Total Dollar Increase	Total Percentage Increase
	March 31,
	2013	2012
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$75,370	$59,629	$15,741	26.4%
New equipment sales	53,323	40,997	12,326	30.1%
Used equipment sales	32,149	26,522	5,627	21.2%
Parts sales	24,952	23,378	1,574	6.7%
Services revenues	14,551	13,300	1,251	9.4%
Non-Segmented revenues	12,043	9,839	2,204	22.4%

Total revenues	$212,388	$173,665	$38,723	22.3%

Total Revenues. Our total revenues were $212.4 million for the three month period ended March 31, 2013 compared to $173.7 million for the three month period ended March 31, 2012, an increase of $38.7 million, or 22.3%. Revenues increased in all of our reportable segments and non-segmented revenues and are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended March 31, 2013 increased approximately $15.7 million, or 26.4%, to $75.4 million from $59.6 million in the three month period ended March 31, 2012. Rental revenues from aerial work platforms increased $9.7 million, while rental revenues from earthmoving equipment increased $2.2 million. Rental revenues from other equipment increased approximately $2.2 million and rental revenues from cranes increased $0.9 million. Lift truck rental revenues increased $0.7 million. Our average rental rates for the three month period ended March 31, 2013 increased 10.2% compared to the same three month period last year and increased 2.1% from the fourth quarter of fiscal 2012.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2013 improved to 33.9% compared to 32.3% in the three month period ended March 31, 2012, an increase of 1.6%. The increase in comparative rental equipment dollar utilization was primarily driven by a 10.2% increase in average rental rates and the mix of equipment rented, which was partially offset by a 2.2% decrease in rental equipment time utilization based on the number of rental equipment units available for rent. Rental equipment time utilization based on the number of rental equipment units available for rent was 63.6% for the three month period ended March 31, 2013 compared to 65.8% in the same period last year. Rental equipment time utilization as a percentage of original equipment cost was 67.9% for the three month period ended March 31, 2013 compared to 69.5% in the three month period ended March 31, 2012, a decrease of 1.6%. The decrease in equipment rental time utilization based on the number of units available for rent and based on original equipment cost is reflective of the 20.3% growth in our rental fleet size from $745.7 million at March 31, 2012 to $897.6 million at March 31, 2013.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2013 increased $12.3 million, or 30.1%, to $53.3 million from $41.0 million for the three month period ended March 31, 2012. Sales of new cranes increased $5.9 million and sales of new earthmoving equipment increased $3.9 million. Sales of new aerial work platform equipment increased $2.1 million and sales of new other equipment increased $0.4 million.

Used Equipment Sales Revenues. Our used equipment sales increased $5.6 million, or 21.2%, to $32.1 million for the three month period ended March 31, 2013, from $26.5 million for the same three month period in 2012. Sales of used cranes increased $6.1 million, while sales of used aerial work platform equipment and used other equipment increased $3.2 million and $0.4 million, respectively. Sales of used earthmoving equipment decreased $3.7 million while sales of used lift trucks decreased $0.3 million.

Parts Sales Revenues. Our parts sales increased $1.6 million, or 6.7%, to $25.0 million for the three month period ended March 31, 2013 from $23.4 million for the same three month period in 2012. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the three month period ended March 31, 2013 increased $1.3 million, or 9.4%, to $14.6 million from $13.3 million for the same three month period last year. The increase in service revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended March 31, 2013, our other revenues were $12.0 million, an increase of $2.2 million, or 22.4%, from $9.8 million in the same three month period in 2012. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.

Gross Profit.

	Three Months Ended March 31,		Total Dollar Change	Total Percentage Change
	2013	2012	Increase	Increase
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$33,635	$25,272	$8,363	33.1%
New equipment sales	5,584	5,052	532	10.5%
Used equipment sales	9,401	7,900	1,501	19.0%
Parts sales	6,648	6,449	199	3.1%
Services revenues	8,808	8,176	632	7.7%
Non-Segmented revenues	404	(198)	602	304.0%

Total gross profit	$64,480	$52,651	$11,829	22.5%

Total Gross Profit. Our total gross profit was $64.5 million for the three month period ended March 31, 2013 compared to approximately $52.7 million for the same three month period in 2012, an increase of $11.8 million, or 22.5%. Total gross profit margin for the three month period ended March 31, 2013 was 30.4%, an increase of 0.1% from the 30.3% gross profit margin for the same three month period in 2012. Gross profit (loss) and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended March 31, 2013 increased $8.4 million, or 33.1%, to $33.6 million from $25.3 million in the same three month period in 2012. The increase in equipment rentals gross profit was the result of a $15.7 million increase in rental revenues for the three month period ended March 31, 2013, which was partially offset by a $2.1 million increase in rental expenses and a $5.3 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2013 compared to 2012. As a percentage of equipment rental revenues, rental expenses were 18.1% for the three month period ended March 31, 2013 compared to 19.4% for the same period last year. Depreciation expense was 37.3% for the three month period ended March 31, 2013 compared to 38.3% for the same period in 2012. These percentage decreases were primarily attributable to the increase in comparative rental revenues.

Gross profit margin on equipment rentals for the three month period ended March 31, 2013 was approximately 44.6%, up 2.2% from 42.4% for the same period in 2012. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from higher average rental rates, combined with the decreases in depreciation expenses and rental expenses as a percentage of equipment rental revenues and the decrease in time utilization for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2013 increased $0.5 million, or 10.5%, to $5.6 million compared to $5.1 million for the same three month period in 2012 on a total new equipment sales increase of $12.3 million. Gross profit margin on new equipment sales for the three month period ended March 31, 2013 was 10.5%, a decrease of 1.8% from 12.3% in the same three month period in 2012, primarily reflecting lower margins on new crane sales in the current year period due to the mix of cranes sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2013 increased $1.5 million, or 19.0%, to $9.4 million from $7.9 million in the same period in 2012 on a used equipment sales increase of $5.6 million. Gross profit margin on used equipment sales for the three month period ended March 31, 2013 was 29.2%, down 0.6% from 29.8% for the same three month period in 2012, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 69.6% and 89.2% of our used equipment sales for the three month periods ended March 31, 2013 and 2012, respectively, were approximately 161.2% and 146.3% of net book value for the three month periods ended March 31, 2013 and 2012, respectively.

Parts Sales Gross Profit. For the three month period ended March 31, 2013, our parts sales revenue gross profit increased approximately $0.2 million, or 3.1%, to $6.6 million from $6.4 million for the same three month period in 2012 on a $1.6 million increase in parts sales revenues. Gross profit margin for the three month period ended March 31, 2013 was 26.6%, a decrease of 1.0% from 27.6% in the same three month period in 2012, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended March 31, 2013, our services revenues gross profit increased $0.6 million, or 7.7%, to $8.8 million from $8.2 million for the same three month period in 2012 on a $1.3 million increase in services revenues. Gross profit margin for the three month period ended March 31, 2013 was 60.5%, down 1.0% from 61.5% in the same three month period in 2012, as a result of service revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues realized a gross profit of $0.4 million for the three month period ended March 31, 2013 compared to a gross loss of $0.2 million for the same period in 2012. On a gross margin basis, gross margin for the three month period ended March 31, 2013 was 3.4% compared to a gross loss margin of 2.0% in the same three month period last year, primarily reflective of the $2.2 million improvement in comparative non-segmented other revenues.

Selling, General and Administrative Expenses. SG&A expenses increased $5.6 million, or 13.7%, to $46.3 million for the three month period ended March 31, 2013 compared to $40.7 million for the three month period ended March 31, 2012. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased approximately $3.8 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental and sales revenues, and higher health insurance costs from an increase in the number of employees compared to last year. Stock-based compensation expense was $0.9 million and $0.3 million for the three month periods ended March 31, 2013 and 2012, respectively. Professional fees increased $0.7 million, while fuel and utilities costs and facility related expenses increased $0.3 million. Depreciation and amortization expense increased $0.5 million and general corporate overhead expenses increased $0.3 million. As a percentage of total revenues, SG&A expenses were 21.8% for the three month period ended March 31, 2013, a decrease of 1.6% from 23.4% for the same three month period in 2012, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the three month period ended March 31, 2013, our net other expenses increased $5.3 million to approximately $11.8 million compared to $6.5 million for the same three month period in 2012. The increase was the result of a $5.4 million increase in interest expense to $12.3 million for the three month period ended March 31, 2013 compared to $6.9 million for the same three month period in 2012 and an increase in miscellaneous other income of approximately $0.1 million. The increase in interest expense is the net result of a $5.1 million increase in expense related to our senior unsecured notes and a $0.5 million increase in interest expense related the Credit Facility. The increase in interest expense on our senior unsecured notes is primarily due to an increase in the aggregate principal amount of these notes from $250 million to $630 million. The increase in interest expense related to the Credit Facility is largely due to an increase in the average amount of borrowings under the Credit Facility during the current year three month period compared to the same period last year. These increases were partially offset by a $0.2 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases.

Income Taxes. We recorded income tax expense of $2.2 million for the three month period ended March 31, 2013 compared to income tax expense of $1.8 million for the three month period ended March 31, 2012. Our effective income tax rate was 31.3% for both of the three month periods ended March 31, 2013 and March 31, 2012. We also recorded a reduction of book goodwill of approximately $0.2 million for the three month period ended March 31, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at March 31, 2013 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the three month period ended March 31, 2013, the cash provided by our operating activities was $8.8 million. Our reported net income of $4.8 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, writedown of goodwill for tax-deductible goodwill in excess of book goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $30.9 million. These cash flows from operating activities were also positively impacted by a $61.4 million increase in accounts payable and a $16.9 million increase in manufacturing flooring plans payable. Also increasing our operating cash flows was a $8.8 million decrease in net accounts receivables. Offsetting these positive cash flows were an increase of $93.5 million in net inventories as a result of increasing demand and improving sales of new and used equipment. Also decreasing our operating cash flows was a $13.6 million decrease in accrued expenses payable and other liabilities.

For the three month period ended March 31, 2012, our cash provided by our operating activities was exceeded by our cash used in our operating activities, resulting in net cash used in our operating activities of $11.7 million. Our reported net income of $4.0 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $25.5 million. These cash flows from operating activities were also positively impacted by a decrease of $6.1 million in net accounts receivable, a $26.3 million increase in accounts payable and a $1.6 million increase in manufacturing flooring plans payable. Offsetting these positive cash flows were an increase of $63.9 million in net inventories, a $6.4 million decrease in accrued expenses payable and other liabilities, a $0.7 million increase in prepaid expenses and other assets, and a $0.1 million decrease in deferred compensation payable.

Cash flow from investing activities. For the three months ended March 31, 2013, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of $17.5 million. This was a net result of purchases of rental and non-rental equipment totaling $40.4 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $22.9 million.

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

Cash flow from financing activities. For the three month period ended March 31, 2013, cash provided by our financing activities was approximately $2.7 million. Net proceeds from our 7% senior notes due 2022 issued on February 4, 2013 (the “Add-on Notes”) were $107.3 million. Net payments under the Credit Facility totaled $103.9 million and payments of deferred financing costs totaled $0.6 million.

For the three month period ended March 31, 2012, cash provided by our financing activities was approximately $5.6 million. Net borrowings under the Credit Facility totaled $6.4 million. This positive cash flow was partially offset by payments of deferred financing costs of $0.8 million related to the first quarter Amendment to the Credit Facility.

Senior Unsecured Notes

On August 20, 2012, the Company closed on its offering of $530 million aggregate principal amount of its 7% senior notes due 2022 (the “New Notes”) in an unregistered offering. The New Notes and related guarantees were offered in a private placement solely to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or outside the United States to persons other than “U.S. persons” in compliance with Regulation S under the Securities Act.

Net proceeds to the Company from the sale of the New Notes totaled approximately $520.7 million. The Company used a portion of the net proceeds from the sale of the New Notes to repurchase $158.7 million of the $250 million aggregate principal amount of its 8 3/8% senior notes due 2016 (the “Old Notes”) in early settlement of a tender offer and consent solicitation (the “Tender Offer”) that the Company launched on August 6, 2012. Holders who tendered their Old Notes prior to the early tender deadline received $1,031.67 per $1,000 principal amount of Old Notes tendered, plus accrued and unpaid interest to the date of repurchase. Having received the requisite consents from the holders of the Old Notes in the Tender Offer, the Company, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, executed a supplemental indenture amending the indenture relating to the Old Notes. Also on August 20, 2012, the Company satisfied and discharged its obligations under the indenture relating to the Old Notes and issued a notice of redemption for the remaining outstanding principal amount of the Old Notes. On September 19, 2012, the Company redeemed the remaining $91.3 million principal amount outstanding of the Old Notes at a redemption price equal to 102.792% of the aggregate principal amount of the Old Notes being redeemed, plus accrued and unpaid interest on the Old Notes to the redemption date.

The Company used the remaining net proceeds of the offering of the New Notes to pay on September 19, 2012 a special, one-time cash dividend. Actual dividends paid totaled approximately $244.4 million, representing $7.00 per share paid on 34,911,455 outstanding shares of Common Stock of the Company. Dividends on 232,431 outstanding shares of non-vested common stock totaling approximately $1.5 million, net of estimated forfeitures, are to be paid upon vesting of those shares pursuant to their respective stock awards’ terms and conditions.

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

The New Notes were issued at par and require semiannual interest payments on March 1 and September 1 of each year, commencing on March 1, 2013. No principal payments are due until maturity (September 1, 2022).

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

On February 4, 2013, the Company closed on its offering of $100 million aggregate principal amount of Add-on Notes in an unregistered offering through a private placement. The Add-on Notes were priced at 108.5% of the principal amount. Net proceeds from the offering of the Add-on Notes, including accrued interest from August 20, 2012 totaled approximately $110.4 million. The Company used the proceeds from the offering to repay indebtedness outstanding under its Credit Facility and for the payment of fees and expenses related to the offering.

The Add-on Notes were issued as additional notes under an indenture dated as of August 20, 2012, pursuant to which the Company previously issued the New Notes as described above. The Add-on Notes have identical terms to, rank equally with and form a part of a single class of securities with the New Notes.

In order to satisfy our obligations under two separate registration rights agreements, one entered into between the Company, the guarantors of the New Notes and the initial purchasers of the New Notes, and the other entered into between the Company, the guarantors of the Add-on Notes and the initial purchaser of the Add-on Notes, we commenced an offering on April 1, 2013 to exchange the New Notes and guarantees and the Add-on Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New Notes and the Add-on Notes (except that the exchange notes will not contain any transfer restrictions). This exchange offer closed on April 30, 2013.

Senior Secured Credit Facility

We and our subsidiaries are parties to a senior secured Credit Facility with General Electric Capital Corporation as agent, and the lenders named therein. On January 29, 2013, the Company amended the Credit Facility by entering into Amendment No. 4 to the Credit Facility to permit the issuance of the Add-on Notes. As amended, the Credit Facility provides, among other things, a $402.5 million senior secured asset based revolver which includes a $30.0 million letter of credit facility, and a $47.5 million incremental facility. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries provide a guaranty of the obligations under the Credit Facility. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). The Credit Facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). As of March 31, 2013, we were in compliance with our financial covenants under the Credit Facility.

At March 31, 2013, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points. At April 26, 2013, we had $332.5 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2013 were approximately $53.9 million, including $19.8 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2013 were approximately $6.3 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of April 26, 2013, we had $332.5 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the Credit Facility and the indenture governing the New Notes and the Add-on Notes, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Seasonality

Although we believe our business is not materially impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities is directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities. Adverse weather has a seasonal impact in parts of the markets we serve, including our Intermountain region, particularly in the winter months.

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are typically less affected by changes in demand caused by seasonality.

Contractual and Commercial Commitments

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of March 31, 2013.

	Payments Due by Year
	Total	2013	2014-2015	2016-2017	Thereafter
	(Amounts in thousands)
Senior unsecured notes payable	$630,000	$—	$—	$—	$630,000
Interest payments on senior unsecured notes (1)	352,450	18,550	74,200	74,200	185,500
Credit Facility	53,818	—	—	53,818	—
Interest payments on Credit Facility (1)	17,208	4,133	8,265	4,810	—
Capital lease obligations (including interest) (2)	3,545	250	666	666	1,963
Operating leases (3)	89,178	8,877	20,358	14,776	45,167
Other long-term obligations (4)	67,692	35,422	28,496	3,774	—

Total contractual cash obligations (5)	$1,213,891	$67,232	$131,985	$152,044	$862,630

(1)	Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity. Interest on the Credit Facility assumes the interest rate in effect at March 31, 2013 and includes the unused commitment fee.
(2)	This includes a capital lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the lease.
(3)	This includes total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.
(4)	Amounts include $67.7 million in manufacturer flooring plans payable, which is used to finance our purchases of inventory and rental equipment.
(5)	We had an unrecognized tax benefit of approximately $6.5 million at March 31, 2013. This liability is not included in the table above as this amount relates to federal income taxes and any liability subsequently determined and potentially assessed by the IRS would be offset against our Net Operating Losses for the related tax years and no cash payment would be required.

As of March 31, 2013, we had a standby letter of credit issued under our Credit Facility totaling $6.5 million, which expires on January 1, 2014.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At March 31, 2013, we had total borrowings outstanding under the Credit Facility of $53.8 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $0.5 million increase in interest expense on an annualized basis. At April 26, 2013, we had $332.5 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of March 31, 2013 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2013, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A—“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

4.1	Registration Rights Agreement, dated February 4, 2013, by and among the Company, GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), Inc., H&E Finance Corp. and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 4, 2013).

10.1	Amendment No. 4, dated January 29, 2013, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed January 30, 2013.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: May 2, 2013	By:	/s/ John M. Engquist

John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2013	By:	/s/ Leslie S. Magee

Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Registration Rights Agreement, dated February 4, 2013, by and among the Company, GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), Inc., H&E Finance Corp. and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 4, 2013).

10.1	Amendment No. 4, dated January 29, 2013, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co- syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed January 30, 2013.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).