Form 10-Q
period 2013-06-30
H&E Equipment Services, Inc.
filed 2013-08-01
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

As of July 26, 2013, there were 35,223,996 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

June 30, 2013

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$4,221	$8,894
Receivables, net of allowance for doubtful accounts of $4,087 and $4,593, respectively	133,930	141,667
Inventories, net of reserves for obsolescence of $641 and $618, respectively	142,219	79,970
Prepaid expenses and other assets	8,440	5,207
Rental equipment, net of accumulated depreciation of $303,401 and $296,920, respectively	646,666	583,349
Property and equipment, net of accumulated depreciation and amortization of $72,836 and $68,101, respectively	90,359	86,189
Deferred financing costs, net of accumulated amortization of $9,639 and $9,423, respectively	5,263	5,049
Goodwill	31,635	32,074

Total assets	$1,062,733	$942,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$100,516	$157,719
Accounts payable	76,805	36,119
Manufacturer flooring plans payable	56,370	50,839
Dividends payable	1,090	1,488
Accrued expenses payable and other liabilities	54,828	50,522
Senior unsecured notes	628,462	521,065
Capital leases payable	2,364	2,447
Deferred income taxes	74,647	71,589
Deferred compensation payable	2,008	1,975

Total liabilities	997,090	893,763

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 38,936,683 and 38,917,619 shares issued at June 30, 2013 and December 31, 2012, respectively and 35,139,388 and 35,141,870 shares outstanding at June 30, 2013 and December 31, 2012, respectively	388	388
Additional paid-in capital	214,681	212,850
Treasury stock at cost, 3,797,295 and 3,775,749 shares of common stock held at June 30, 2013 and December 31, 2012, respectively	(57,988)	(57,578)
Retained earnings (deficit)	(91,438)	(107,024)

Total stockholders’ equity	65,643	48,636

Total liabilities and stockholders’ equity	$1,062,733	$942,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Equipment rentals	$83,728	$70,504	$159,098	$130,133
New equipment sales	73,436	64,704	126,759	105,701
Used equipment sales	34,661	23,588	66,810	50,110
Parts sales	26,448	24,725	51,400	48,103
Services revenues	13,770	13,879	28,321	27,179
Other	13,297	11,624	25,340	21,463

Total revenues	245,340	209,024	457,728	382,689

Cost of revenues:
Rental depreciation	30,020	24,763	58,152	47,577
Rental expense	14,248	12,253	27,851	23,796
New equipment sales	65,055	57,633	112,794	93,578
Used equipment sales	24,172	16,405	46,920	35,027
Parts sales	19,233	17,805	37,537	34,734
Services revenues	5,057	5,168	10,800	10,292
Other	12,143	10,762	23,782	20,799

Total cost of revenues	169,928	144,789	317,836	265,803

Gross profit	75,412	64,235	139,892	116,886
Selling, general and administrative expenses	47,106	41,399	93,370	82,102
Gain on sales of property and equipment, net	606	641	1,106	964

Income from operations	28,912	23,477	47,628	35,748

Other income (expense):
Interest expense	(13,085)	(6,973)	(25,357)	(13,843)
Other, net	201	151	708	508

Total other expense, net	(12,884)	(6,822)	(24,649)	(13,335)

Income before income taxes	16,028	16,655	22,979	22,413
Provision for income taxes	5,219	6,187	7,393	7,990

Net income	$10,809	$10,468	$15,586	$14,423

Net income per common share:
Basic	$0.31	$0.30	$0.45	$0.41

Diluted	$0.31	$0.30	$0.44	$0.41

Weighted average common shares outstanding:
Basic	34,988	34,838	34,982	34,822

Diluted	35,122	34,964	35,109	34,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$15,586	$14,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	8,077	6,538
Depreciation on rental equipment	58,152	47,577
Amortization of deferred financing costs	557	669
Accretion of note discount, net of premium amortization	147	—
Amortization of intangible assets	—	50
Provision for losses on accounts receivable	1,573	1,731
Provision for inventory obsolescence	94	31
Increase in deferred income taxes	3,058	1,619
Stock-based compensation expense	1,604	797
Gain on sales of property and equipment, net	(1,106)	(964)
Gain on sales of rental equipment, net	(18,179)	(14,359)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	439	972
Changes in operating assets and liabilities:
Receivables, net	6,164	(4,345)
Inventories, net	(94,625)	(70,113)
Prepaid expenses and other assets	(3,268)	(292)
Accounts payable	40,685	18,389
Manufacturer flooring plans payable	5,531	5,732
Accrued expenses payable and other liabilities	4,306	9,814
Deferred compensation payable	33	(64)

Net cash provided by operating activities	28,828	18,205

Cash flows from investing activities:
Purchases of property and equipment	(12,332)	(19,422)
Purchases of rental equipment	(121,010)	(119,574)
Proceeds from sales of property and equipment	1,191	1,340
Proceeds from sales of rental equipment	50,002	44,586

Net cash used in investing activities	(82,149)	(93,070)

Cash flows from financing activities:
Purchases of treasury stock	(410)	(291)
Excess tax benefit (deficiency) from stock-based awards	227	286
Borrowings on senior secured credit facility	533,898	462,578
Payments on senior secured credit facility	(591,101)	(407,370)
Proceeds from issuance of senior unsecured notes	107,250	—
Payments of deferred financing costs	(735)	(783)
Dividends paid	(398)	—
Payments of capital lease obligations	(83)	(78)

Net cash provided by financing activities	48,648	54,342

Net decrease in cash	(4,673)	(20,523)
Cash, beginning of period	8,894	24,215

Cash, end of period	$4,221	$3,692

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$32,282	$25,778

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,699	$13,096

Income taxes paid, net of refunds received	$1,212	$319

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2012, from which the consolidated balance sheet amounts as of December 31, 2012 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. During the six month period ended June 30, 2013, there were no significant changes to those accounting policies.

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

	June 30, 2013
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25%	$56,370	$47,270
Senior unsecured notes with interest computed at 7.0%(1)	630,000	652,050
Capital lease payable with interest computed at 5.929% to 9.55%	2,364	1,808
Letters of credit	—	146

	December 31, 2012
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25%	$50,839	$44,232
Senior unsecured notes with interest computed at 7.0%(1)	530,000	564,450
Capital lease payable with interest computed at 5.929% to 9.55%	2,447	1,919
Letters of credit	—	162

(1)	– Amounts shown based on aggregate amounts outstanding for the periods presented.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2013 (amounts in thousands, except share data):

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balances at December 31, 2012	38,917,619	$388	$212,850	$(57,578)	$(107,024)	$48,636
Stock-based compensation	—	—	1,604	—	—	1,604
Tax benefits associated with stock-based awards	—	—	227	—	—	227
Issuance of common stock	19,064	—	—	—	—	—
Repurchases of 18,071 shares of restricted common stock	—	—	—	(410)	—	(410)
Net income	—	—	—	—	15,586	15,586

Balances at June 30, 2013	38,936,683	$388	$214,681	$(57,988)	$(91,438)	$65,643

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,701,337 shares as of June 30, 2013.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2012	230,415	$13.65
Granted	—	—
Vested	(54,973)	$9.52
Forfeited	(3,475)	$14.10

Non-vested stock at June 30, 2013	171,967	$14.96

As of June 30, 2013, we had unrecognized compensation expense of approximately $2.2 million related to non-vested stock that we expect to be recognized over a weighted-average period of 1.8 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Compensation expense	$665	$465	$1,604	$797

Stock Options

At June 30, 2013, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2012	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at June 30, 2013	51,000	$17.80	3.0

Options exercisable at June 30, 2013	51,000	$17.80	3.0

The aggregate intrinsic value of our outstanding and exercisable options at June 30, 2013 was approximately $0.2 million.

(6) Income per Share

Income per common share for the three and six months ended June 30, 2013 and 2012 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2013 and 2012 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic net income per share:
Net income	$10,809	$10,468	$15,586	$14,423
Weighted average number of shares of common stock outstanding	34,988	34,838	34,982	34,822

Net income per share of common stock – basic	$0.31	$0.30	$0.45	$0.41

Diluted net income per share:
Net income	$10,809	$10,468	$15,586	$14,423
Weighted average number of shares of common stock outstanding	34,988	34,838	34,982	34,822
Effect of dilutive securities:
Effect of dilutive stock options	35	—	35	—
Effect of dilutive non-vested restricted stock	99	126	92	135

Weighted average number of shares of common stock outstanding – diluted	35,122	34,964	35,109	34,957

Net income per share of common stock – diluted	$0.31	$0.30	$0.44	$0.41

Common shares excluded from the denominator as anti-dilutive:
Stock options	—	51	—	51

Non-vested restricted stock	—	4	—	2

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

The following table reconciles our Senior Secured Notes to our Condensed Consolidated Balance Sheet (amounts in thousands):

Aggregate principal amount issued on August 20, 2012	$530,000
Initial purchasers’ discount	(9,275)
Accretion of discount through December 31, 2012	340

Balance at December 31, 2012	521,065
Aggregate principal amount issued on February 4, 2013	100,000
Premium on notes issued	8,500
Initial purchaser’s discount	(1,250)
Accretion of discount through June 30, 2013	517
Amortization of note premium through June 30, 2013	(370)

Balance at June 30, 2013	$628,462

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Equipment rentals	$83,728	$70,504	$159,098	$130,133
New equipment sales	73,436	64,704	126,759	105,701
Used equipment sales	34,661	23,588	66,810	50,110
Parts sales	26,448	24,725	51,400	48,103
Services revenues	13,770	13,879	28,321	27,179

Total segmented revenues	232,043	197,400	432,388	361,226
Non-segmented revenues	13,297	11,624	25,340	21,463

Total revenues	$245,340	$209,024	$457,728	$382,689

Gross Profit:
Equipment rentals	$39,460	$33,488	$73,095	$58,760
New equipment sales	8,381	7,071	13,965	12,123
Used equipment sales	10,489	7,183	19,890	15,083
Parts sales	7,215	6,920	13,863	13,369
Services revenues	8,713	8,711	17,521	16,887

Total segmented gross profit	74,258	63,373	138,334	116,222
Non-segmented gross profit	1,154	862	1,558	664

Total gross profit	$75,412	$64,235	$139,892	$116,886

	Balances at
	June 30,	December 31,
	2013	2012
Segment identified assets:
Equipment sales	$124,921	$64,441
Equipment rentals	646,666	583,349
Parts and services	17,298	15,529

Total segment identified assets	788,885	663,319
Non-segment identified assets	273,848	279,080

Total assets	$1,062,733	$942,399

The Company operates primarily in the United States and our sales to international customers for the three and six month periods ended June 30, 2013 were 0.7% and 1.2%, respectively, of total revenues compared to 5.5% and 3.8% for the three and six month periods ended June 30, 2012, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp. are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations. The condensed consolidating balance sheet amounts as of December 31, 2012 included herein were derived from our annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$4,221	$—	$—	$4,221
Receivables, net	117,619	16,311	—	133,930
Inventories, net	131,330	10,889	—	142,219
Prepaid expenses and other assets	8,295	145	—	8,440
Rental equipment, net	541,544	105,122	—	646,666
Property and equipment, net	78,681	11,678	—	90,359
Deferred financing costs, net	5,263	—	—	5,263
Investment in guarantor subsidiaries	165,454	—	(165,454)	—
Goodwill	2,109	29,526	—	31,635

Total assets	$1,054,516	$173,671	$(165,454)	$1,062,733

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$100,516	$—	$—	$100,516
Accounts payable	71,786	5,019	—	76,805
Manufacturer flooring plans payable	56,368	2	—	56,370
Accrued expenses payable and other liabilities	53,987	841	—	54,828
Dividends payable	1,099	(9)	—	1,090
Senior unsecured notes	628,462	—	—	628,462
Capital lease payable	—	2,364	—	2,364
Deferred income taxes	74,647	—	—	74,647
Deferred compensation payable	2,008	—	—	2,008

Total liabilities	988,873	8,217	—	997,090
Stockholders’ equity	65,643	165,454	(165,454)	65,643

Total liabilities and stockholders’ equity	$1,054,516	$173,671	$(165,454)	$1,062,733

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$8,894	$—	$—	$8,894
Receivables, net	125,345	16,322	—	141,667
Inventories, net	71,407	8,563	—	79,970
Prepaid expenses and other assets	5,107	100	—	5,207
Rental equipment, net	485,177	98,172	—	583,349
Property and equipment, net	74,264	11,925	—	86,189
Deferred financing costs, net	5,049	—	—	5,049
Investment in guarantor subsidiaries	160,005	—	(160,005)	—
Goodwill	2,548	29,526	—	32,074

Total assets	$937,796	$164,608	$(160,005)	$942,399

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$157,719	$—	$—	$157,719
Accounts payable	34,786	1,333	—	36,119
Manufacturer flooring plans payable	50,389	450	—	50,839
Dividends payable	1,488	—	—	1,488
Accrued expenses payable and other liabilities	50,149	373	—	50,522
Senior unsecured notes	521,065	—	—	521,065
Capital leases payable	—	2,447	—	2,447
Deferred income taxes	71,589	—	—	71,589
Deferred compensation payable	1,975	—	—	1,975

Total liabilities	889,160	4,603	—	893,763
Stockholders’ equity	48,636	160,005	(160,005)	48,636

Total liabilities and stockholders’ equity	$937,796	$164,608	$(160,005)	$942,399

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$69,370	$14,358	$—	$83,728
New equipment sales	66,481	6,955	—	73,436
Used equipment sales	30,227	4,434	—	34,661
Parts sales	22,631	3,817	—	26,448
Services revenues	11,845	1,925	—	13,770
Other	10,995	2,302	—	13,297

Total revenues	211,549	33,791	—	245,340

Cost of revenues:
Rental depreciation	24,684	5,336	—	30,020
Rental expense	11,613	2,635	—	14,248
New equipment sales	58,780	6,275	—	65,055
Used equipment sales	21,163	3,009	—	24,172
Parts sales	16,491	2,742	—	19,233
Services revenues	4,365	692	—	5,057
Other	9,835	2,308	—	12,143

Total cost of revenues	146,931	22,997	—	169,928

Gross profit (loss):
Equipment rentals	33,073	6,387	—	39,460
New equipment sales	7,701	680	—	8,381
Used equipment sales	9,064	1,425	—	10,489
Parts sales	6,140	1,075	—	7,215
Services revenues	7,480	1,233	—	8,713
Other	1,160	(6)	—	1,154

Gross profit	64,618	10,794	—	75,412
Selling, general and administrative expenses	39,301	7,805	—	47,106
Equity in earnings of guarantor subsidiaries	417	—	(417)	—
Gain on sales of property and equipment, net	521	85	—	606

Income from operations	26,255	3,074	(417)	28,912

Other income (expense):
Interest expense	(10,414)	(2,671)	—	(13,085)
Other, net	187	14	—	201

Total other expense, net	(10,227)	(2,657)	—	(12,884)

Income before income taxes	16,028	417	(417)	16,028
Income tax expense	5,219	—	—	5,219

Net income	$10,809	$417	$(417)	$10,809

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$57,600	$12,904	$—	$70,504
New equipment sales	55,091	9,613	—	64,704
Used equipment sales	18,722	4,866	—	23,588
Parts sales	20,956	3,769	—	24,725
Services revenues	11,987	1,892	—	13,879
Other	9,527	2,097	—	11,624

Total revenues	173,883	35,141	—	209,024

Cost of revenues:
Rental depreciation	19,953	4,810	—	24,763
Rental expense	9,775	2,478	—	12,253
New equipment sales	48,980	8,653	—	57,633
Used equipment sales	12,819	3,586	—	16,405
Parts sales	15,104	2,701	—	17,805
Services revenues	4,510	658	—	5,168
Other	8,639	2,123	—	10,762

Total cost of revenues	119,780	25,009	—	144,789

Gross profit (loss):
Equipment rentals	27,872	5,616	—	33,488
New equipment sales	6,111	960	—	7,071
Used equipment sales	5,903	1,280	—	7,183
Parts sales	5,852	1,068	—	6,920
Services revenues	7,477	1,234	—	8,711
Other	888	(26)	—	862

Gross profit	54,103	10,132	—	64,235
Selling, general and administrative expenses	34,456	6,943	—	41,399
Equity in earnings of guarantor subsidiaries	836	—	(836)	—
Gain on sales of property and equipment, net	625	16	—	641

Income from operations	21,108	3,205	(836)	23,477

Other income (expense):
Interest expense	(4,586)	(2,387)	—	(6,973)
Other, net	133	18	—	151

Total other expense, net	(4,453)	(2,369)	—	(6,822)

Income before income taxes	16,655	836	(836)	16,655
Income tax expense	6,187	—	—	6,187

Net income	$10,468	$836	$(836)	$10,468

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$132,279	$26,819	$—	$159,098
New equipment sales	113,753	13,006	—	126,759
Used equipment sales	55,753	11,057	—	66,810
Parts sales	43,946	7,454	—	51,400
Services revenues	24,613	3,708	—	28,321
Other	20,932	4,408	—	25,340

Total revenues	391,276	66,452	—	457,728

Cost of revenues:
Rental depreciation	47,707	10,445	—	58,152
Rental expense	22,891	4,960	—	27,851
New equipment sales	101,174	11,620	—	112,794
Used equipment sales	38,820	8,100	—	46,920
Parts sales	32,158	5,379	—	37,537
Services revenues	9,506	1,294	—	10,800
Other	19,257	4,525	—	23,782

Total cost of revenues	271,513	46,323	—	317,836

Gross profit (loss):
Equipment rentals	61,681	11,414	—	73,095
New equipment sales	12,579	1,386	—	13,965
Used equipment sales	16,933	2,957	—	19,890
Parts sales	11,788	2,075	—	13,863
Services revenues	15,107	2,414	—	17,521
Other	1,675	(117)	—	1,558

Gross profit	119,763	20,129	—	139,892
Selling, general and administrative expenses	77,782	15,588	—	93,370
Equity in loss of guarantor subsidiaries	(399)	—	399	—
Gain on sales of property and equipment, net	947	159	—	1,106

Income from operations	42,529	4,700	399	47,628

Other income (expense):
Interest expense	(20,217)	(5,140)	—	(25,357)
Other, net	667	41	—	708

Total other expense, net	(19,550)	(5,099)	—	(24,649)

Income (loss) before income taxes	22,979	(399)	399	22,979
Income tax expense	7,393	—	—	7,393

Net income (loss)	$15,586	$(399)	$399	$15,586

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$106,886	$23,247	$—	$130,133
New equipment sales	92,401	13,300	—	105,701
Used equipment sales	39,739	10,371	—	50,110
Parts sales	40,751	7,352	—	48,103
Services revenues	23,485	3,694	—	27,179
Other	17,652	3,811	—	21,463

Total revenues	320,914	61,775	—	382,689

Cost of revenues:
Rental depreciation	38,351	9,226	—	47,577
Rental expense	19,097	4,699	—	23,796
New equipment sales	81,656	11,922	—	93,578
Used equipment sales	27,086	7,941	—	35,027
Parts sales	29,487	5,247	—	34,734
Services revenues	9,009	1,283	—	10,292
Other	16,678	4,121	—	20,799

Total cost of revenues	221,364	44,439	—	265,803

Gross profit (loss):
Equipment rentals	49,438	9,322	—	58,760
New equipment sales	10,745	1,378	—	12,123
Used equipment sales	12,653	2,430	—	15,083
Parts sales	11,264	2,105	—	13,369
Services revenues	14,476	2,411	—	16,887
Other	974	(310)	—	664

Gross profit	99,550	17,336	—	116,886
Selling, general and administrative expenses	68,277	13,825	—	82,102
Equity in loss of guarantor subsidiaries	(849)	—	849	—
Gain on sales of property and equipment, net	786	178	—	964

Income from operations	31,210	3,689	849	35,748

Other income (expense):
Interest expense	(9,275)	(4,568)	—	(13,843)
Other, net	478	30	—	508

Total other expense, net	(8,797)	(4,538)	—	(13,335)

Income (loss) before income taxes	22,413	(849)	849	22,413
Income tax expense	7,990	—	—	7,990

Net income (loss)	$14,423	$(849)	$849	$14,423

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$15,586	$(399)	$399	$15,586
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	7,083	994	—	8,077
Depreciation on rental equipment	47,707	10,445	—	58,152
Amortization of deferred financing costs	557	—	—	557
Accretion of note discount, net of premium amortization	147	—	—	147
Provision for losses on accounts receivable	1,175	398	—	1,573
Provision for inventory obsolescence	94	—	—	94
Increase in deferred income taxes	3,058	—	—	3,058
Stock-based compensation expense	1,604	—	—	1,604
Gain on sales of property and equipment, net	(946)	(159)	—	(1,106)
Gain on sales of rental equipment, net	(15,237)	(2,942)	—	(18,179)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	439	—	—	439
Equity in loss of guarantor subsidiaries	399	—	(399)	—
Changes in operating assets and liabilities:
Receivables, net	6,551	(387)	—	6,164
Inventories, net	(88,421)	(6,204)	—	(94,625)
Prepaid expenses and other assets	(3,223)	(45)	—	(3,268)
Accounts payable	36,999	3,686	—	40,685
Manufacturer flooring plans payable	5,979	(448)	—	5,531
Accrued expenses payable and other liabilities	3,838	468	—	4,306
Deferred compensation payable	33	—	—	33

Net cash provided by operating activities	23,421	5,407	—	28,828

Cash flows from investing activities:
Purchases of property and equipment	(11,532)	(800)	—	(12,332)
Purchases of rental equipment	(101,801)	(19,209)	—	(121,010)
Proceeds from sales of property and equipment	979	212	—	1,191
Proceeds from sales of rental equipment	41,368	8,634	—	50,002
Investment in subsidiaries	(5,848)	—	5,848	—

Net cash used in investing activities .	(76,834)	(11,163)	5,848	(82,149)

Cash flows from financing activities:
Purchases of treasury stock	(410)	—	—	(410)
Excess tax benefit (deficiency) from stock-based awards	227	—	—	227
Borrowings on senior secured credit facility	533,898	—	—	533,898
Payments on senior secured credit facility	(591,101)	—	—	(591,101)
Proceeds from issuance of unsecured notes	107,250	—	—	107,250
Payments of deferred financing costs	(735)	—	—	(735)
Dividends paid	(389)	(9)	—	(398)
Payments on capital lease obligations	—	(83)	—	(83)
Capital contributions	—	5,848	(5,848)	—

Net cash provided by financing activities	48,740	5,756	(5,848)	48,648

Net decrease in cash	(4,673)	—	—	(4,673)
Cash, beginning of period	8,894	—	—	8,894

Cash, end of period	$4,221	$—	$—	$4,221

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$14,423	$(849)	$849	$14,423
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	5,663	875	—	6,538
Depreciation on rental equipment	38,351	9,226	—	47,577
Amortization of loan discounts and deferred financing costs	669	—	—	669
Amortization of intangible assets	—	50	—	50
Provision for losses on accounts receivable	1,203	528	—	1,731
Provision for inventory obsolescence	31	—	—	31
Increase in deferred income taxes	1,619	—	—	1,619
Stock-based compensation expense	797	—	—	797
Gain on sales of property and equipment, net	(786)	(178)	—	(964)
Gain on sales of rental equipment, net	(11,965)	(2,394)	—	(14,359)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	972	—	—	972
Equity in loss of guarantor subsidiaries	849	—	(849)	—
Changes in operating assets and liabilities:
Receivables, net	(1,540)	(2,805)	—	(4,345)
Inventories, net	(59,008)	(11,105)	—	(70,113)
Prepaid expenses and other assets	(275)	(17)	—	(292)
Accounts payable	16,094	2,295	—	18,389
Manufacturer flooring plans payable	5,207	525	—	5,732
Accrued expenses payable and other liabilities	9,830	(16)	—	9,814
Deferred compensation payable	(64)	—	—	(64)

Net cash provided by (used in) operating activities	22,070	(3,865)	—	18,205

Cash flows from investing activities:
Purchases of property and equipment	(17,575)	(1,847)	—	(19,422)
Purchases of rental equipment	(99,181)	(20,393)	—	(119,574)
Proceeds from sales of property and equipment	1,218	122	—	1,340
Proceeds from sales of rental equipment	34,669	9,917	—	44,586
Investment in subsidiaries	(16,144)	—	16,144	—

Net cash used in investing activities .	(97,013)	(12,201)	16,144	(93,070)

Cash flows from financing activities:
Purchases of treasury stock	(291)	—	—	(291)
Excess tax benefit (deficiency) from stock-based awards	286	—	—	286
Borrowings on senior secured credit facility	462,578	—	—	462,578
Payments on senior secured credit facility	(407,370)	—	—	(407,370)
Payments of deferred financing costs	(783)	—	—	(783)
Payments on capital lease obligations	—	(78)	—	(78)
Capital contributions	—	16,144	(16,144)	—

Net cash provided by financing activities	54,420	16,066	(16,144)	54,342

Net decrease in cash	(20,523)	—	—	(20,523)
Cash, beginning of period	24,215	—	—	24,215

Cash, end of period	$3,692	$—	$—	$3,692

ITEM 2.	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2013, and its results of operations for the three and six month periods ended June 30, 2013, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of July 26, 2013, we operated 67 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the three and six month periods ended June 30, 2013. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six month period ended June 30, 2013, approximately 34.8% of our total revenues were attributable to equipment rentals, 27.7% of our total revenues were attributable to new equipment sales, 14.6% were attributable to used equipment sales, 11.2% were attributable to parts sales, 6.2% were attributable to our services revenues and 5.5% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2013, our total cost of revenues was approximately $317.8 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2013, our selling, general and administrative expenses were $93.4 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2013 was $646.7 million, or approximately 60.9% of our total assets. Our rental fleet as of June 30, 2013 consisted of 22,122 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $954.3 million. As of June 30, 2013, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	14,702	66.5%	$575.7	60.3%	43.4
Cranes	394	1.8%	118.0	12.4%	39.5
Earthmoving	2,090	9.4%	185.6	19.4%	19.0
Industrial Lift Trucks	709	3.2%	27.6	2.9%	24.0
Other	4,227	19.1%	47.4	5.0%	20.0

Total	22,122	100.0%	$954.3	100.0%	35.9

Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. The mix and age of our rental fleet, as well as our cash flows, are impacted by sales of equipment from the rental fleet, which sales are influenced by used equipment pricing at the retail and secondary auction market levels, and the capital expenditures to acquire new rental fleet equipment. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated useful life of the specific equipment, among other things. As a result of our in-house service capabilities and extensive maintenance program, we believe our rental fleet is well-maintained.

The original acquisition cost of our gross rental fleet increased by approximately $71.3 million, or 8.1%, for the six month period ended June 30, 2013. The average age of our rental fleet equipment decreased by approximately 2.1 months for the six month period ended June 30, 2013.

Our average rental rates for the six month period ended June 30, 2013 were 8.7% higher than in the six month period ended June 30, 2012. Our average rental rates for the three month period ended June 30, 2013 were 7.3% higher than in the three month period ended June 30, 2012 and 2.1% higher than the three month period ended March 31, 2013 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the six months ended June 30, 2013 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 35 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six months ended June 30, 2013 and 2012. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues.

	Three Months Ended		Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	June 30,
	2013	2012
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$83,728	$70,504	$13,224	18.8%
New equipment sales	73,436	64,704	8,732	13.5%
Used equipment sales	34,661	23,588	11,073	46.9%
Parts sales	26,448	24,725	1,723	7.0%
Services revenues	13,770	13,879	(109)	(0.8)%
Non-Segmented revenues	13,297	11,624	1,673	14.4%

Total revenues	$245,340	$209,024	$36,316	17.4%

Total Revenues. Our total revenues were $245.3 million for the three month period ended June 30, 2013 compared to $209.0 million for the three month period ended June 30, 2012, an increase of $36.3 million, or 17.4%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended June 30, 2013 increased $13.2 million, or 18.8%, to $83.7 million from $70.5 million in the three month period ended June 30, 2012. Rental revenues from aerial work platforms increased $9.6 million, while rental revenues from earthmoving equipment increased $2.5 million. Rental revenues from cranes increased $0.6 million, and rental revenues from lift trucks and other equipment increased $0.3 million and $0.2 million, respectively. Our average rental rates for the three month period ended June 30, 2013 increased 7.3% compared to the same three month period last year and increased 2.1% from the first quarter ended March 31, 2013.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2013 improved to 35.8% compared to 35.6% in the three month period ended June 30, 2012, an increase of 0.2%. The increase in comparative rental equipment dollar utilization was primarily driven by a 7.3% increase in average rental rates and the mix of equipment rented, which was partially offset by a 2.4% decrease in rental equipment time utilization based on the number of rental equipment units available for rent. Rental equipment time utilization based on the number of rental equipment units available for rent was 66.3% for the three month period ended June 30, 2013 compared to 68.7% in the same period last year. Rental equipment time utilization as a percentage of original equipment cost was 71.0% for the three month period ended June 30, 2013 compared to 73.5% in the three month period ended June 30, 2012, a decrease of 2.5%. The decrease in equipment rental time utilization based on the number of units available for rent and based on original equipment cost is reflective of the 17.9% growth in our rental fleet size from $809.3 million at June 30, 2012 to $954.3 million at June 30, 2013.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2013 increased $8.7 million, or 13.5%, to $73.4 million from $64.7 million for the three month period ended June 30, 2012. Sales of new cranes increased $9.9 million and sales of new other equipment and new lift trucks increased $0.7 million and $0.4 million, respectively. Partially offsetting these increases were a $1.7 million decrease in new earthmoving equipment sales and a $0.6 million decrease in new aerial work platform equipment sales.

Used Equipment Sales Revenues. Our used equipment sales increased $11.1 million, or 46.9%, to $34.7 million for the three month period ended June 30, 2013, from $23.6 million for the same three month period in 2012. Sales of used aerial work platform equipment increased $6.4 million, while sales of used cranes and used other equipment increased $5.3 million and $0.5 million, respectively. Sales of used earthmoving equipment decreased $0.9 million while sales of used lift trucks decreased $0.2 million.

Parts Sales Revenues. Our parts sales increased $1.7 million, or 7.0%, to $26.4 million for the three month period ended June 30, 2013 from $24.7 million for the same three month period in 2012. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the three month period ended June 30, 2013 decreased $0.1 million, or 0.8%, to $13.8 million from $13.9 million for the same three month period last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended June 30, 2013, our other revenues were $13.3 million, an increase of $1.7 million, or 14.4%, from $11.6 million in the same three month period in 2012. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our equipment rentals and sales business activities.

Gross Profit.

	Three Months Ended		Total Dollar Change Increase	Total Percentage Change Increase
	June 30,
	2013	2012
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$39,460	$33,488	$5,972	17.8%
New equipment sales	8,381	7,071	1,310	18.5%
Used equipment sales	10,489	7,183	3,306	46.0%
Parts sales	7,215	6,920	295	4.3%
Services revenues	8,713	8,711	2	0.0%
Non-Segmented revenues	1,154	862	292	33.9%

Total gross profit	$75,412	$64,235	$11,177	17.4%

Total Gross Profit. Our total gross profit was $75.4 million for the three month period ended June 30, 2013 compared to $64.2 million for the same three month period in 2012, an increase of $11.2 million, or 17.4%. Total gross profit margin for the three month periods ended June 30, 2013 and 2012 was 30.7%. Gross profit and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended June 30, 2013 increased $6.0 million, or 17.8%, to $39.5 million from $33.5 million in the same three month period in 2012. The increase in equipment rentals gross profit was the result of a $13.2 million increase in rental revenues for the three month period ended June 30, 2013, which was partially offset by a $2.0 million increase in rental expenses and a $5.3 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2013 compared to 2012. As a percentage of equipment rental revenues, rental expenses were 17.0% for the three month period ended June 30, 2013 compared to 17.4% for the same period last year, a decrease of 0.4%, primarily as a result of the increase in comparative rental revenues. Depreciation expense was 35.9% for the three month period ended June 30, 2013 compared to 35.1% for the same period in 2012, an increase of 0.8%. The increase in depreciation expense as a percentage of equipment rental revenues is primarily due to a younger fleet and an increase in original equipment replacement cost.

Gross profit margin on equipment rentals for the three month period ended June 30, 2013 was approximately 47.1%, a decrease of 0.4% from a gross profit margin of 47.5% for the same period in 2012. This decrease in gross profit margin was primarily due to the increase in depreciation expense as a percentage of equipment rental revenues.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2013 increased $1.3 million, or 18.5%, to $8.4 million compared to $7.1 million for the same three month period in 2012 on a total new equipment sales increase of $8.7 million. Gross profit margin on new equipment sales for the three month period ended June 30, 2013 was 11.4%, an increase of 0.5% from 10.9% in the same three month period in 2012, primarily reflecting higher margins on sales of new earthmoving equipment and aerial work platform equipment in the current year period.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2013 increased $3.3 million, or 46.0%, to $10.5 million from $7.2 million in the same period in 2012 on a used equipment sales increase of $11.1 million. Gross profit margin on used equipment sales for the three month period ended June 30, 2013 was 30.3%, down 0.2% from 30.5% for the same three month period in 2012, primarily as a result of the lower margins on sales of used cranes and the mix of equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 79.7% and 88.7% of our used equipment sales for the three month periods ended June 30, 2013 and 2012, respectively, were approximately 154.0% and 148.9% of net book value for the three month periods ended June 30, 2013 and 2012, respectively.

Parts Sales Gross Profit. For the three month period ended June 30, 2013, our parts sales revenue gross profit increased $0.3 million, or 4.3%, to $7.2 million from $6.9 million for the same three month period in 2012 on a $1.7 million increase in parts sales revenues. Gross profit margin for the three month period ended June 30, 2013 was 27.3%, a decrease of 0.7% from 28.0% in the same three month period in 2012, as a result of the mix of parts sold.

Services Revenues Gross Profit. For each of the three month periods ended June 30, 2013 and 2012, our services revenues gross profit totaled $8.7 million. Gross profit margin for the three month period ended June 30, 2013 was 63.3%, an increase of 0.5% from 62.8% in the same three month period in 2012, as a result of service revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues realized a gross profit of approximately $1.2 million for the three month period ended June 30, 2013 compared to a gross profit of $0.9 million for the same period in 2012, an increase of $0.3 million. On a gross margin basis, gross margin for the three month period ended June 30, 2013 was 8.7% compared to a gross margin of 7.4% in the same three month period last year, primarily reflective of the $1.7 million improvement in comparative non-segmented other revenues combined with margin improvements related to hauling activities.

Selling, General and Administrative Expenses. SG&A expenses increased $5.7 million, or 13.8%, to $47.1 million for the three month period ended June 30, 2013 compared to $41.4 million for the three month period ended June 30, 2012. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased approximately $3.7 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental and sales revenues, and higher health insurance costs from an increase in the number of employees compared to last year. Stock-based compensation expense was $0.7 million and $0.5 million for the three month periods ended June 30, 2013 and 2012, respectively. General corporate overhead expenses increased $0.9 million and depreciation expense increased $0.6 million. Legal and other professional fees increased $0.2 million, while fuel costs increased $0.2 million. Of the total $5.7 million increase in SG&A expenses, approximately $1.1 million was attributable to start-up locations that have opened since June 30, 2012. As a percentage of total revenues, SG&A expenses were 19.2% for the three month period ended June 30, 2013, a decrease of 0.6% from 19.8% for the same three month period in 2012, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the three month period ended June 30, 2013, our net other expenses increased $6.1 million to $12.9 million compared to $6.8 million for the same three month period in 2012, as a result of a $6.1 million increase in interest expense to $13.1 million for the three month period ended June 30, 2013 compared to $7.0 million for the same three month period in 2012. The increase in interest expense is the result of a $5.7 million increase in expense related to our senior unsecured notes and a $0.5 million increase in interest expense related the Credit Facility. The increase in interest expense on our senior unsecured notes is primarily due to an increase in the aggregate principal amount of these notes from $250 million to $630 million, which was partially offset by the lower interest rate on the current notes. The increase in interest expense related to the Credit Facility is largely due to an increase in the average amount of borrowings under the Credit Facility during the current year three month period compared to the same period last year. These increases were partially offset by a $0.1 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases.

Income Taxes. We recorded income tax expense of $5.2 million for the three month period ended June 30, 2013 compared to income tax expense of $6.2 million for the three month period ended June 30, 2012. Our effective income tax rate was 32.6% for the three month period ended June 30, 2013 compared to 37.1% for the three month period ended June 30, 2012. The decrease in the effective income tax rate is primarily due to an increase in favorable permanent differences. We also recorded a reduction of book goodwill of approximately $0.2 million for the three month period ended June 30, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2013 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues.

	Six Months Ended		Total Dollar Increase	Total Percentage Increase
	June 30,
	2013	2012
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$159,098	$130,133	$28,965	22.3%
New equipment sales	126,759	105,701	21,058	19.9%
Used equipment sales	66,810	50,110	16,700	33.3%
Parts sales	51,400	48,103	3,297	6.9%
Services revenues	28,321	27,179	1,142	4.2%
Non-Segmented revenues	25,340	21,463	3,877	18.1%

Total revenues	$457,728	$382,689	$75,039	19.6%

Total Revenues. Our total revenues were $457.7 million for the six month period ended June 30, 2013 compared to $382.7 million for the six month period ended June 30, 2012, an increase of $75.0 million, or 19.6%. Revenues increased in all of our reportable segments and in non-segmented revenues, and are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the six month period ended June 30, 2013 increased $29.0 million, or 22.3%, to $159.1 million from $130.1 million in the six month period ended June 30, 2012. Rental revenues from aerial work platforms increased $19.3 million, while rental revenues from earthmoving equipment increased $4.7 million. Rental revenues from other equipment increased approximately $2.5 million and rental revenues from cranes increased $1.5 million. Lift truck rental revenues increased $1.0 million. Our average rental rates for the six month period ended June 30, 2013 increased 8.7% compared to the same six month period last year.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2013 improved to 34.9% compared to 34.0% in the six month period ended June 30, 2012, an increase of 0.9%. The increase in comparative rental equipment dollar utilization was primarily driven by an 8.7% increase in average rental rates and the mix of equipment rented, which was partially offset by a 2.3% decrease in rental equipment time utilization based on the number of rental equipment units available for rent. Rental equipment time utilization based on the number of rental equipment units available for rent was 65.0% for the six month period ended June 30, 2013 compared to 67.3% in the same period last year. Rental equipment time utilization as a percentage of original equipment cost was 69.5% for the six month period ended June 30, 2013 compared to 71.6% in the six month period ended June 30, 2012, a decrease of 2.1%. The decrease in equipment rental time utilization based on the number of units available for rent and based on original equipment cost is reflective of the 17.9% growth in our rental fleet size from $809.3 million at June 30, 2012 to $954.3 million at June 30, 2013.

New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2013 increased $21.1 million, or 19.9%, to $126.8 million from $105.7 million for the six month period ended June 30, 2012. Sales of new cranes increased $15.8 million and sales of new earthmoving equipment increased $2.2 million. Sales of new aerial work platform equipment increased $1.5 million and sales of new other equipment and new lift trucks increased $1.0 million and $0.6 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $16.7 million, or 33.3%, to $66.8 million for the six month period ended June 30, 2013, from $50.1 million for the same six month period in 2012. Sales of used cranes increased $11.4 million, while sales of used aerial work platform equipment and used other equipment increased $9.6 million and $0.8 million, respectively. Offsetting these increases were decreases in sales of used earthmoving equipment and used lift trucks of $4.7 million and $0.4 million, respectively.

Parts Sales Revenues. Our parts sales increased $3.3 million, or 6.9%, to $51.4 million for the six month period ended June 30, 2013 from $48.1 million for the same six month period in 2012. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the six month period ended June 30, 2013 increased $1.1 million, or 4.2%, to $28.3 million from $27.2 million for the same six month period last year. The increase in services revenues was largely driven by the $1.2 million increase in services revenues in the quarter ended March 31, 2013.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six month period ended June 30, 2013, our other revenues were approximately $25.3 million, an increase of $3.9 million, or 18.1%, from $21.5 million in the same six month period in 2012. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our equipment rentals and sales business activities.

Gross Profit.

	Six Months Ended		Total Dollar Change Increase	Total Percentage Change Increase
	June 30,
	2013	2012
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$73,095	$58,760	$14,335	24.4%
New equipment sales	13,965	12,123	1,842	15.2%
Used equipment sales	19,890	15,083	4,807	31.9%
Parts sales	13,863	13,369	494	3.7%
Services revenues	17,521	16,887	634	3.8%
Non-Segmented revenues	1,558	664	894	134.6%

Total gross profit	$139,892	$116,886	$23,006	19.7%

Total Gross Profit. Our total gross profit was $139.9 million for the six month period ended June 30, 2013 compared to $116.9 million for the same six month period in 2012, an increase of $23.0 million, or 19.7%. Total gross profit margin for the six month period ended June 30, 2013 was 30.6%, an increase of 0.1% from the 30.5% gross profit margin for the same six month period in 2012. Gross profit and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six month period ended June 30, 2013 increased $14.3 million, or 24.4%, to $73.1 million from $58.8 million in the same six month period in 2012. The increase in equipment rentals gross profit was the result of a $29.0 million increase in rental revenues for the six month period ended June 30, 2013, which was partially offset by a $4.1 million increase in rental expenses and a $10.6 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2013 compared to 2012. As a percentage of equipment rental revenues, rental expenses were 17.5% for the six month period ended June 30, 2013 compared to 18.3% for the same period last year. This percentage decrease was primarily attributable to the increase in comparative rental revenues. Depreciation expense was 36.6% for each of the six month periods ended June 30, 2013 and 2012.

Gross profit margin on equipment rentals for the six month period ended June 30, 2013 was approximately 45.9%, up 0.7% from 45.2% for the same period in 2012. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from higher average rental rates, combined with the decrease in rental expenses as a percentage of equipment rental revenues.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2013 increased approximately $1.8 million, or 15.2%, to $14.0 million compared to $12.1 million for the same six month period in 2012 on a total new equipment sales increase of $21.1 million. Gross profit margin on new equipment sales for the six month period ended June 30, 2013 was 11.0%, a decrease of 0.5% from 11.5% in the same six month period in 2012, primarily reflecting lower margins on new crane sales in the current year first quarter due to the mix of cranes sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2013 increased $4.8 million, or 31.9%, to $19.9 million from $15.1 million in the same period in 2012 on a used equipment sales increase of $16.7 million. Gross profit margin on used equipment sales for the six month period ended June 30, 2013 was 29.8%, down 0.3% from 30.1% for the same six month period in 2012, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 74.8% and 89.0% of our used equipment sales for the six month periods ended June 30, 2013 and 2012, respectively, were approximately 157.1% and 147.5% of net book value for the six month periods ended June 30, 2013 and 2012, respectively.

Parts Sales Gross Profit. For the six month period ended June 30, 2013, our parts sales revenue gross profit increased approximately $0.5 million, or 3.7%, to $13.9 million from $13.4 million for the same six month period in 2012 on a $3.3 million increase in parts sales revenues. Gross profit margin for the six month period ended June 30, 2013 was 27.0%, a decrease of 0.8% from 27.8% in the same six month period in 2012, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the six month period ended June 30, 2013, our services revenues gross profit increased $0.6 million, or 3.8%, to $17.5 million from $16.9 million for the same six month period in 2012 on a $1.1 million increase in services revenues. Gross profit margin for the six month period ended June 30, 2013 was 61.9%, down 0.2% from 62.1% in the same six month period in 2012, as a result of service revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues gross profit improved to $1.6 million for the six month period ended June 30, 2013 compared to a gross profit of $0.7 million for the same period in 2012. On a gross margin basis, gross margin for the six month period ended June 30, 2013 was 6.1% compared to a gross margin of 3.1% in the same six period last year, primarily reflective of the $3.9 million improvement in comparative non-segmented other revenues combined with margin improvements related to hauling activities.

Selling, General and Administrative Expenses. SG&A expenses increased $11.3 million, or 13.7%, to $93.4 million for the six month period ended June 30, 2013 compared to $82.1 million for the six month period ended June 30, 2012. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased approximately $7.4 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental and sales revenues, and higher health insurance costs from an increase in the number of employees compared to last year. Stock-based compensation expense was $1.6 million and $0.8 million for the six month periods ended June 30, 2013 and 2012, respectively. Professional fees increased $0.9 million, while fuel and utilities costs and facility related expenses increased $0.5 million. Depreciation expense increased $1.1 million and general corporate overhead expenses increased $1.1 million. Of the total $11.3 million increase in SG&A expenses, approximately $2.1 million was attributable to start-up locations that have opened since June 30, 2012. As a percentage of total revenues, SG&A expenses were 20.4% for the six month period ended June 30, 2013, a decrease of 1.1% from 21.5% for the same six month period in 2012, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the six month period ended June 30, 2013, our net other expenses increased $11.3 million to approximately $24.6 million compared to $13.3 million for the same six month period in 2012. The increase was the net result of a $11.5 million increase in interest expense to $25.4 million for the six month period ended June 30, 2013 compared to $13.8 million for the same six month period in 2012 and an increase in miscellaneous other income of $0.2 million. The increase in interest expense is the net result of a $10.8 million increase in expense related to our senior unsecured notes and a $1.0 million increase in interest expense related to the Credit Facility. The increase in interest expense on our senior unsecured notes is primarily due to an increase in the aggregate principal amount of these notes from $250 million to $630 million, which was partially offset by the lower interest rate on the current notes. The increase in interest expense related to the Credit Facility is largely due to an increase in the average amount of borrowings under the Credit Facility during the current year three month period compared to the same period last year. These increases were partially offset by a $0.3 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases.

Income Taxes. We recorded income tax expense of $7.4 million for the six month period ended June 30, 2013 compared to income tax expense of $8.0 million for the six month period ended June 30, 2012. Our effective income tax rate for the six month period ended June 30, 2013 was 32.2%, a decrease of 3.5% compared to an effective tax rate of approximately 35.7% for the six month period ended June 30, 2012. The decrease in the effective income tax rate is primarily due to an increase in favorable permanent differences. We also recorded a reduction of book goodwill of approximately $0.4 million for the three month period ended June 30, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2013 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the six month period ended June 30, 2013, the cash provided by our operating activities was $28.8 million. Our reported net income of approximately $15.6 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, writedown of goodwill for tax-deductible goodwill in excess of book goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $70.0 million. These cash flows from operating activities were also positively impacted by a $40.7 million increase in accounts payable and a $5.5 million increase in manufacturing flooring plans payable. Also increasing our operating cash flows was a $6.2 million decrease in net accounts receivables and a $4.3 million increase in accrued expenses payable and other liabilities. Offsetting these positive cash flows was an increase of $94.6 million in net inventories as a result of increasing demand and improving sales of new and used equipment. Also decreasing our operating cash flows was a $3.3 million increase in prepaid expenses and other assets.

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

Cash flow from investing activities. For the six month period ended June 30, 2013, cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of approximately $82.1 million. This was a result of purchases of rental and non-rental equipment totaling $133.3 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $51.2 million.

For the six month period ended June 30, 2012, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of $93.1 million. This use of cash was a net result of purchases of rental and non-rental equipment totaling $139.0 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $45.9 million.

Cash flow from financing activities. For the six month period ended June 30, 2013, cash provided by our financing activities was approximately $48.6 million. Net proceeds from our 7% senior notes due 2022 issued on February 4, 2013 (the “Add-on Notes”) were approximately $107.3 million. Net borrowings under the Credit Facility totaled $57.2 million and excess tax benefits realized from stock-based awards totaled $0.2 million. Partially offsetting these positive cash flows were payments of deferred financing costs of $0.7 million and dividends paid of $0.4 million. Additionally, purchases of treasury stock totaled $0.4 million.

For the six month period ended June 30, 2012, cash provided by our financing activities was $54.3 million. Net borrowings under our senior secured credit facility totaled $55.2 million. Excess tax benefits realized from stock-based awards totaled $0.3 million. These positive cash flows was partially offset by payments of deferred financing costs of $0.8 million related to the first quarter Amendment to the senior secured credit facility, purchases of $0.3 million of treasury stock and $0.1 million of capital lease payments.

Senior Secured Credit Facility

We and our subsidiaries are parties to a senior secured Credit Facility with General Electric Capital Corporation as agent, and the lenders named therein. On January 29, 2013, the Company amended the Credit Facility by entering into Amendment No. 4 to the Credit Facility to permit the issuance of the Add-on Notes. As amended, the Credit Facility provides, among other things, a $402.5 million senior secured asset based revolving facility which includes a $30.0 million letter of credit facility, and a $47.5 million incremental facility. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries provide a guaranty of the obligations under the Credit Facility. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). The Credit Facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). As of June 30, 2013, we were in compliance with our financial covenants under the Credit Facility.

At June 30, 2013, the interest rate on the Credit Facility was based on an interest rate of LIBOR plus 225 basis points. At July 26, 2013, we had $297.2 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six month period ended June 30, 2013 were approximately $153.3 million, including $32.3 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six month period ended June 30, 2013 were $12.3 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of July 26, 2013, we had $297.2 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit.

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

Contractual and Commercial Commitments

There have been no material changes from the information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At June 30, 2013, we had total borrowings outstanding under the Credit Facility of $100.5 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.0 million increase in interest expense on an annualized basis. At July 26, 2013, we had $297.2 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of June 30, 2013 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2013, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 15, 2013, 50,631 shares of non-vested stock that were issued in 2010 vested at $22.69 per share. Certain holders of those vested shares returned an aggregate of 18,071 shares of common stock to the Company during the quarter ended June 30, 2013 as payment for their respective employee withholding taxes. This resulted in an addition of 18,071 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: August 1, 2013	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2013	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).