Form 10-Q
period 2013-09-30
H&E Equipment Services, Inc.
filed 2013-11-01
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

As of October 25, 2013, there were 35,204,112 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

September 30, 2013

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$6,666	$8,894
Receivables, net of allowance for doubtful accounts of $3,820 and $4,593, respectively	141,469	141,667
Inventories, net of reserves for obsolescence of $706 and $618, respectively	117,529	79,970
Prepaid expenses and other assets	6,456	5,207
Rental equipment, net of accumulated depreciation of $305,270 and $296,920, respectively	672,057	583,349
Property and equipment, net of accumulated depreciation and amortization of $75,499 and $68,101, respectively	94,471	86,189
Deferred financing costs, net of accumulated amortization of $9,909 and $9,423, respectively	4,957	5,049
Goodwill	31,416	32,074

Total assets	$1,075,021	$942,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$135,080	$157,719
Accounts payable	52,624	36,119
Manufacturer flooring plans payable	49,709	50,839
Dividends payable	633	1,488
Accrued expenses payable and other liabilities	45,876	50,522
Senior unsecured notes	628,504	521,065
Capital leases payable	2,321	2,447
Deferred income taxes	78,468	71,589
Deferred compensation payable	2,024	1,975

Total liabilities	995,239	893,763

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,023,594 and 38,917,619 shares issued at September 30, 2013 and December 31, 2012, respectively and 35,204,112 and 35,141,870 shares outstanding at September 30, 2013 and December 31, 2012, respectively	389	388
Additional paid-in capital	215,346	212,850
Treasury stock at cost, 3,819,482 and 3,775,749 shares of common stock held at September 30, 2013 and December 31, 2012, respectively	(58,468)	(57,578)
Retained deficit	(77,485)	(107,024)

Total stockholders’ equity	79,782	48,636

Total liabilities and stockholders’ equity	$1,075,021	$942,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Equipment rentals	$89,420	$77,808	$248,518	$207,941
New equipment sales	90,220	49,009	216,979	154,710
Used equipment sales	36,779	24,990	103,589	75,100
Parts sales	26,571	26,058	77,971	74,161
Services revenues	13,729	14,436	42,050	41,615
Other	13,730	12,208	39,070	33,671

Total revenues	270,449	204,509	728,177	587,198

Cost of revenues:
Rental depreciation	31,527	27,150	89,679	74,727
Rental expense	13,550	12,579	41,401	36,375
New equipment sales	80,659	43,367	193,453	136,945
Used equipment sales	27,086	18,399	74,006	53,426
Parts sales	19,123	19,092	56,660	53,826
Services revenues	4,943	5,615	15,743	15,907
Other	13,261	11,384	37,043	32,183

Total cost of revenues	190,149	137,586	507,985	403,389

Gross profit	80,300	66,923	220,192	183,809
Selling, general and administrative expenses	46,977	42,402	140,347	124,504
Gain on sales of property and equipment, net	609	514	1,715	1,478

Income from operations	33,932	25,035	81,560	60,783

Other income (expense):
Interest expense	(13,193)	(9,825)	(38,550)	(23,668)
Loss on early extinguishment of debt	—	(10,180)	—	(10,180)
Other, net	237	243	945	751

Total other expense, net	(12,956)	(19,762)	(37,605)	(33,097)

Income before income taxes	20,976	5,273	43,955	27,686
Provision for income taxes	7,023	1,564	14,416	9,554

Net income	$13,953	$3,709	$29,539	$18,132

Net income per common share:
Basic	$0.40	$0.11	$0.84	$0.52

Diluted	$0.40	$0.11	$0.84	$0.52

Weighted average common shares outstanding:
Basic	35,099	34,958	35,022	34,867

Diluted	35,169	34,974	35,130	34,963

Dividends declared per common share outstanding	$—	$7.00	$—	$7.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$29,539	$18,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	12,355	9,997
Depreciation on rental equipment	89,679	74,727
Amortization of deferred financing costs	826	1,076
Accretion of note discount, net of premium amortization	189	—
Amortization of intangible assets	—	66
Provision for losses on accounts receivable	2,348	2,565
Provision for inventory obsolescence	208	124
Increase in deferred income taxes	6,879	7,460
Stock-based compensation expense	2,109	1,223
Loss on early extinguishment of debt	—	10,180
Gain on sales of property and equipment, net	(1,715)	(1,478)
Gain on sales of rental equipment, net	(27,771)	(20,842)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	657	1,458
Changes in operating assets and liabilities:
Receivables, net	(2,150)	(21,128)
Inventories, net	(72,897)	(72,334)
Prepaid expenses and other assets	(1,249)	115
Accounts payable	16,504	12,702
Manufacturer flooring plans payable	(1,130)	(1,393)
Accrued expenses payable and other liabilities	(4,644)	(925)
Deferred compensation payable	49	(48)

Net cash provided by operating activities	49,786	21,677

Cash flows from investing activities:
Purchases of property and equipment	(20,734)	(27,011)
Purchases of rental equipment	(197,763)	(212,337)
Proceeds from sales of property and equipment	1,812	1,861
Proceeds from sales of rental equipment	82,277	65,003

Net cash used in investing activities	(134,408)	(172,484)

Cash flows from financing activities:
Purchases of treasury stock	(890)	(694)
Excess tax benefit from stock-based awards	387	293
Borrowings on senior secured credit facility	827,539	776,171
Payments on senior secured credit facility	(850,178)	(661,501)
Principal payments on senior unsecured notes	—	(257,576)
Proceeds from issuance of senior unsecured notes	107,250	530,000
Payments of deferred financing costs	(733)	(12,352)
Dividends paid	(855)	(244,381)
Payments of capital lease obligations	(126)	(118)

Net cash provided by financing activities	82,394	129,842

Net decrease in cash	(2,228)	(20,965)
Cash, beginning of period	8,894	24,215

Cash, end of period	$6,666	$3,250

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$35,130	$27,610

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$47,616	$27,868

Income taxes paid, net of refunds received	$1,863	$334

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2012, from which the consolidated balance sheet amounts as of December 31, 2012 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. During the nine month period ended September 30, 2013, there were no significant changes to those accounting policies.

Use of Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These assumptions and estimates could have a material effect on our condensed consolidated financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.

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

	September 30, 2013
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25%	$49,709	$41,684
Senior unsecured notes with interest computed at 7.0%(1)	630,000	670,950
Capital lease payable with interest computed at 5.929% to 9.55%	2,321	1,763
Letters of credit	—	146

	December 31, 2012
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25%	$50,839	$44,232
Senior unsecured notes with interest computed at 7.0%(1)	530,000	564,450
Capital lease payable with interest computed at 5.929% to 9.55%	2,447	1,919
Letters of credit	—	162

(1)	– Amounts shown based on aggregate amounts outstanding for the periods presented.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2013 (amounts in thousands, except share data):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at December 31, 2012	38,917,619	$388	$212,850	$(57,578)	$(107,024)	$48,636
Stock-based compensation	—	—	2,109	—	—	2,109
Tax benefits associated with stock-based awards	—	—	387	—	—	387
Issuance of common stock	105,975	1	—	—	—	1
Repurchases of 40,109 shares of restricted common stock	—	—	—	(890)	—	(890)
Net income	—	—	—	—	29,539	29,539

Balances at September 30, 2013	39,023,594	$389	$215,346	$(58,468)	$(77,485)	$79,782

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,614,426 shares as of September 30, 2013.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine month period ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2012	230,415	$13.65
Granted	86,911	$21.83
Vested	(122,121)	$12.37
Forfeited	(3,624)	$14.12

Non-vested stock at September 30, 2013	191,581	$18.17

As of September 30, 2013, we had unrecognized compensation expense of approximately $3.4 million related to non-vested stock (including $0.6 million related to expected dividends payable upon, and conditioned on, the vesting of non-vested stock) that we expect to be recognized over a weighted-average period of 2.1 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation expense	$505	$426	$2,109	$1,223

Stock Options

At September 30, 2013, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the nine month period ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2012	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at September 30, 2013	51,000	$17.80	2.8

Options exercisable at September 30, 2013	51,000	$17.80	2.8

The aggregate intrinsic value of our outstanding and exercisable options at September 30, 2013 was approximately $0.4 million.

(6) Income per Share

Income per common share for the three and nine month periods ended September 30, 2013 and 2012 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic net income per share:
Net income	$13,953	$3,709	$29,539	$18,132
Weighted average number of shares of common stock outstanding	35,099	34,958	35,022	34,867

Net income per share of common stock – basic	$0.40	$0.11	$0.84	$0.52

Diluted net income per share:
Net income	$13,953	$3,709	$29,539	$18,132
Weighted average number of shares of common stock outstanding	35,099	34,958	35,022	34,867
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	70	16	108	96

Weighted average number of shares of common stock outstanding – diluted	35,169	34,974	35,130	34,963

Net income per share of common stock – diluted	$0.40	$0.11	$0.84	$0.52

Common shares excluded from the denominator as anti-dilutive:
Stock options	—	51	—	51

Non-vested restricted stock	1	86	—	20

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

The following table reconciles our Senior Secured Notes to our Condensed Consolidated Balance Sheet (amounts in thousands):

Aggregate principal amount issued on August 20, 2012	$530,000
Initial purchasers’ discount	(9,275)
Accretion of discount through December 31, 2012	340

Balance at December 31, 2012	521,065
Aggregate principal amount issued on February 4, 2013	100,000
Premium on notes issued	8,500
Initial purchaser’s discount	(1,250)
Accretion of discount through September 30, 2013	780
Amortization of note premium through September 30, 2013	(591)

Balance at September 30, 2013	$628,504

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Equipment rentals	$89,420	$77,808	$248,518	$207,941
New equipment sales	90,220	49,009	216,979	154,710
Used equipment sales	36,779	24,990	103,589	75,100
Parts sales	26,571	26,058	77,971	74,161
Services revenues	13,729	14,436	42,050	41,615

Total segmented revenues	256,719	192,301	689,107	553,527
Non-segmented revenues	13,730	12,208	39,070	33,671

Total revenues	$270,449	$204,509	$728,177	$587,198

Gross Profit:
Equipment rentals	$44,343	$38,079	$117,438	$96,839
New equipment sales	9,561	5,642	23,526	17,765
Used equipment sales	9,693	6,591	29,583	21,674
Parts sales	7,448	6,966	21,311	20,335
Services revenues	8,786	8,821	26,307	25,708

Total segmented gross profit	79,831	66,099	218,165	182,321
Non-segmented gross profit	469	824	2,027	1,488

Total gross profit	$80,300	$66,923	$220,192	$183,809

	Balances at
	September 30,	December 31,
	2013	2012
Segment identified assets:
Equipment sales	$98,754	$64,441
Equipment rentals	672,057	583,349
Parts and services	18,775	15,529

Total segment identified assets	789,586	663,319
Non-segment identified assets	285,435	279,080

Total assets	$1,075,021	$942,399

The Company operates primarily in the United States and our sales to international customers for the three and nine month periods ended September 30, 2013 were 1.7% and 1.4%, respectively, of total revenues compared to 0.9% and 2.8% for the three and nine month periods ended September 30, 2012, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$6,666	$—	$—	$6,666
Receivables, net	123,064	18,405	—	141,469
Inventories, net	109,287	8,242	—	117,529
Prepaid expenses and other assets	6,297	159	—	6,456
Rental equipment, net	565,138	106,919	—	672,057
Property and equipment, net	82,480	11,991	—	94,471
Deferred financing costs, net	4,957	—	—	4,957
Investment in guarantor subsidiaries	168,698	—	(168,698)	—
Goodwill	1,890	29,526	—	31,416

Total assets	$1,068,477	$175,242	$(168,698)	$1,075,021

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$135,080	$—	$—	$135,080
Accounts payable	49,667	2,957	—	52,624
Manufacturer flooring plans payable	49,707	2	—	49,709
Accrued expenses payable and other liabilities	44,589	1,287	—	45,876
Dividends payable	656	(23)	—	633
Senior unsecured notes	628,504	—	—	628,504
Capital lease payable	—	2,321	—	2,321
Deferred income taxes	78,468	—	—	78,468
Deferred compensation payable	2,024	—	—	2,024

Total liabilities	988,695	6,544	—	995,239
Stockholders’ equity( (de	79,782	168,698	(168,698)	79,782

Total liabilities and stockholders’ equity	$1,068,477	$175,242	$(168,698)	$1,075,021

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$8,894	$—	$—	$8,894
Receivables, net	125,345	16,322	—	141,667
Inventories, net	71,407	8,563	—	79,970
Prepaid expenses and other assets	5,107	100	—	5,207
Rental equipment, net	485,177	98,172	—	583,349
Property and equipment, net	74,264	11,925	—	86,189
Deferred financing costs, net	5,049	—	—	5,049
Investment in guarantor subsidiaries	160,005	—	(160,005)	—
Goodwill	2,548	29,526	—	32,074

Total assets	$937,796	$164,608	$(160,005)	$942,399

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$157,719	$—	$—	$157,719
Accounts payable	34,786	1,333	—	36,119
Manufacturer flooring plans payable	50,389	450	—	50,839
Dividends payable	1,488	—	—	1,488
Accrued expenses payable and other liabilities	50,149	373	—	50,522
Senior unsecured notes	521,065	—	—	521,065
Capital leases payable	—	2,447	—	2,447
Deferred income taxes	71,589	—	—	71,589
Deferred compensation payable	1,975	—	—	1,975

Total liabilities	889,160	4,603	—	893,763
Stockholders’ equity	48,636	160,005	(160,005)	48,636

Total liabilities and stockholders’ equity	$937,796	$164,608	$(160,005)	$942,399

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$73,537	$15,883	$—	$89,420
New equipment sales	81,547	8,673	—	90,220
Used equipment sales	31,934	4,845	—	36,779
Parts sales	23,111	3,460	—	26,571
Services revenues	11,692	2,037	—	13,729
Other	11,300	2,430	—	13,730

Total revenues	233,121	37,328	—	270,449

Cost of revenues:
Rental depreciation	26,079	5,448	—	31,527
Rental expense	10,995	2,555	—	13,550
New equipment sales	72,790	7,869	—	80,659
Used equipment sales	23,712	3,374	—	27,086
Parts sales	16,681	2,442	—	19,123
Services revenues	4,177	766	—	4,943
Other	10,739	2,522	—	13,261

Total cost of revenues	165,173	24,976	—	190,149

Gross profit (loss):
Equipment rentals	36,463	7,880	—	44,343
New equipment sales	8,757	804	—	9,561
Used equipment sales	8,222	1,471	—	9,693
Parts sales	6,430	1,018	—	7,448
Services revenues	7,515	1,271	—	8,786
Other	561	(92)	—	469

Gross profit	67,948	12,352	—	80,300

Selling, general and administrative expenses	38,525	8,452	—	46,977
Equity in earnings of guarantor subsidiaries	1,328	—	(1,328)	—
Gain on sales of property and equipment, net	457	152	—	609

Income from operations	31,208	4,052	(1,328)	33,932

Other income (expense):
Interest expense	(10,457)	(2,736)	—	(13,193)
Other, net	225	12	—	237

Total other expense, net	(10,232)	(2,724)	—	(12,956)

Income before income taxes	20,976	1,328	(1,328)	20,976
Income tax expense	7,023	—	—	7,023

Net income	$13,953	$1,328	$(1,328)	$13,953

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$63,607	$14,201	$—	$77,808
New equipment sales	45,514	3,495	—	49,009
Used equipment sales	21,222	3,768	—	24,990
Parts sales	22,369	3,689	—	26,058
Services revenues	12,441	1,995	—	14,436
Other	9,943	2,265	—	12,208

Total revenues	175,096	29,413	—	204,509

Cost of revenues:
Rental depreciation	21,912	5,238	—	27,150
Rental expense	10,083	2,496	—	12,579
New equipment sales	40,295	3,072	—	43,367
Used equipment sales	15,713	2,686	—	18,399
Parts sales	16,448	2,644	—	19,092
Services revenues	4,921	694	—	5,615
Other	9,024	2,360	—	11,384

Total cost of revenues	118,396	19,190	—	137,586

Gross profit (loss):
Equipment rentals	31,612	6,467	—	38,079
New equipment sales	5,219	423	—	5,642
Used equipment sales	5,509	1,082	—	6,591
Parts sales	5,921	1,045	—	6,966
Services revenues	7,520	1,301	—	8,821
Other	919	(95)	—	824

Gross profit	56,700	10,223	—	66,923
Selling, general and administrative expenses	34,350	8,052	—	42,402
Equity in loss of guarantor subsidiaries	(228)	—	228	—
Gain on sales of property and equipment, net	341	173	—	514

Income from operations	22,463	2,344	228	25,035

Other income (expense):
Interest expense	(7,238)	(2,587)	—	(9,825)
Loss on early extinguishment of debt	(10,180)	—	—	(10,180)
Other, net	228	15	—	243

Total other expense, net	(17,190)	(2,572)	—	(19,762)

Income (loss) before income taxes	5,273	(228)	228	5,273
Income tax expense	1,564	—	—	1,564

Net income (loss)	$3,709	$(228)	$228	$3,709

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$205,816	$42,702	$—	$248,518
New equipment sales	195,300	21,679	—	216,979
Used equipment sales	87,687	15,902	—	103,589
Parts sales	67,057	10,914	—	77,971
Services revenues	36,305	5,745	—	42,050
Other	32,232	6,838	—	39,070

Total revenues	624,397	103,780	—	728,177

Cost of revenues:
Rental depreciation	73,785	15,894	—	89,679
Rental expense	33,886	7,515	—	41,401
New equipment sales	173,964	19,489	—	193,453
Used equipment sales	62,533	11,473	—	74,006
Parts sales	48,840	7,820	—	56,660
Services revenues	13,683	2,060	—	15,743
Other	29,996	7,047	—	37,043

Total cost of revenues	436,687	71,298	—	507,985

Gross profit (loss):
Equipment rentals	98,145	19,293	—	117,438
New equipment sales	21,336	2,190	—	23,526
Used equipment sales	25,154	4,429	—	29,583
Parts sales	18,217	3,094	—	21,311
Services revenues	22,622	3,685	—	26,307
Other	2,236	(209)	—	2,027

Gross profit	187,710	32,482	—	220,192
Selling, general and administrative expenses	116,306	24,041	—	140,347
Equity in earnings of guarantor subsidiaries	929	—	(929)	—
Gain on sales of property and equipment, net	1,404	311	—	1,715

Income from operations	73,737	8,752	(929)	81,560

Other income (expense):
Interest expense	(30,674)	(7,876)	—	(38,550)
Other, net	892	53	—	945

Total other expense, net	(29,782)	(7,823)	—	(37,605)

Income before income taxes	43,955	929	(929)	43,955
Income tax expense	14,416	—	—	14,416

Net income	$29,539	$929	$(929)	$29,539

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$170,492	$37,449	$—	$207,941
New equipment sales	137,915	16,795	—	154,710
Used equipment sales	60,960	14,140	—	75,100
Parts sales	63,120	11,041	—	74,161
Services revenues	35,926	5,689	—	41,615
Other	27,595	6,076	—	33,671

Total revenues	496,008	91,190	—	587,198

Cost of revenues:
Rental depreciation	60,264	14,463	—	74,727
Rental expense	29,181	7,194	—	36,375
New equipment sales	121,950	14,995	—	136,945
Used equipment sales	42,798	10,628	—	53,426
Parts sales	45,935	7,891	—	53,826
Services revenues	13,930	1,977	—	15,907
Other	25,702	6,481	—	32,183

Total cost of revenues	339,760	63,629	—	403,389

Gross profit (loss):
Equipment rentals	81,047	15,792	—	96,839
New equipment sales	15,965	1,800	—	17,765
Used equipment sales	18,162	3,512	—	21,674
Parts sales	17,185	3,150	—	20,335
Services revenues	21,996	3,712	—	25,708
Other	1,893	(405)	—	1,488

Gross profit	156,248	27,561	—	183,809
Selling, general and administrative expenses	102,625	21,879	—	124,504
Equity in loss of guarantor subsidiaries	(1,077)	—	1,077	—
Gain on sales of property and equipment, net	1,127	351	—	1,478

Income from operations	53,673	6,033	1,077	60,783

Other income (expense):
Interest expense	(16,512)	(7,156)	—	(23,668)
Loss on early extinguishment of debt	(10,180)	—	—	(10,180)
Other, net	705	46	—	751

Total other expense, net	(25,987)	(7,110)	—	(33,097)

Income (loss) before income taxes	27,686	(1,077)	1,077	27,686
Income tax expense	9,554	—	—	9,554

Net income (loss)	$18,132	$(1,077)	$1,077	$18,132

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$29,539	$929	$(929)	$29,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,840	1,515	—	12,355
Depreciation on rental equipment	73,785	15,894	—	89,679
Amortization of deferred financing costs	826	—	—	826
Accretion of note discount, net of premium amortization	189	—	—	189
Provision for losses on accounts receivable	1,884	464	—	2,348
Provision for inventory obsolescence	208	—	—	208
Increase in deferred income taxes	6,879	—	—	6,879
Stock-based compensation expense	2,109	—	—	2,109
Gain on sales of property and equipment, net	(1,404)	(311)	—	(1,715)
Gain on sales of rental equipment, net	(23,383)	(4,388)	—	(27,771)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	657	—	—	657
Equity in earnings of guarantor subsidiaries	(929)	—	929	—
Changes in operating assets and liabilities:
Receivables, net	397	(2,547)	—	(2,150)
Inventories, net	(68,876)	(4,021)	—	(72,897)
Prepaid expenses and other assets	(1,190)	(59)	—	(1,249)
Accounts payable	14,880	1,624	—	16,504
Manufacturer flooring plans payable	(682)	(448)	—	(1,130)
Accrued expenses payable and other liabilities	(5,558)	914	—	(4,644)
Deferred compensation payable	49	—	—	49

Net cash provided by operating activities	40,220	9,566	—	49,786

Cash flows from investing activities:
Purchases of property and equipment	(19,093)	(1,641)	—	(20,734)
Purchases of rental equipment	(168,466)	(29,297)	—	(197,763)
Proceeds from sales of property and equipment	1,441	371	—	1,812
Proceeds from sales of rental equipment	68,891	13,386	—	82,277
Investment in subsidiaries	(7,764)	—	7,764	—

Net cash used in investing activities .	(124,991)	(17,181)	7,764	(134,408)

Cash flows from financing activities:
Purchases of treasury stock	(890)	—	—	(890)
Excess tax benefit (deficiency) from stock-based awards	387	—	—	387
Borrowings on senior secured credit facility	827,539	—	—	827,539
Payments on senior secured credit facility	(850,178)	—	—	(850,178)
Proceeds from issuance of unsecured notes	107,250	—	—	107,250
Payments of deferred financing costs	(733)	—	—	(733)
Dividends paid	(832)	(23)	—	(855)
Payments on capital lease obligations	—	(126)	—	(126)
Capital contributions	—	7,764	(7,764)	—

Net cash provided by financing activities	82,543	7,615	(7,764)	82,394

Net decrease in cash	(2,228)	—	—	(2,228)
Cash, beginning of period	8,894	—	—	8,894

Cash, end of period	$6,666	$—	$—	$6,666

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$18,132	$(1,077)	$1,077	$18,132
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	8,605	1,392	—	9,997
Depreciation on rental equipment	60,264	14,463	—	74,727
Amortization of loan discounts and deferred financing costs	1,076	—	—	1,076
Amortization of intangible assets	—	66	—	66
Provision for losses on accounts receivable	1,820	745	—	2,565
Provision for inventory obsolescence	124	—	—	124
Increase in deferred income taxes	7,460	—	—	7,460
Stock-based compensation expense	1,223	—	—	1,223
Loss on early extinguishment of debt	10,180	—	—	10,180
Gain on sales of property and equipment, net	(1,127)	(351)	—	(1,478)
Gain on sales of rental equipment, net	(17,341)	(3,501)	—	(20,842)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	1,458	—	—	1,458
Equity in loss of guarantor subsidiaries	1,077	—	(1,077)	—
Changes in operating assets and liabilities:
Receivables, net	(16,477)	(4,651)	—	(21,128)
Inventories, net	(62,853)	(9,481)	—	(72,334)
Prepaid expenses and other assets	105	10	—	115
Accounts payable	11,389	1,313	—	12,702
Manufacturer flooring plans payable	(1,704)	311	—	(1,393)
Accrued expenses payable and other liabilities	(1,042)	117	—	(925)
Deferred compensation payable	(48)	—	—	(48)

Net cash provided by (used in) operating activities	22,321	(644)	—	21,677

Cash flows from investing activities:
Purchases of property and equipment	(24,543)	(2,468)	—	(27,011)
Purchases of rental equipment	(176,019)	(36,318)	—	(212,337)
Proceeds from sales of property and equipment	1,608	253	—	1,861
Proceeds from sales of rental equipment	51,483	13,520	—	65,003
Investment in subsidiaries	(25,775)	—	25,775	—

Net cash used in investing activities .	(173,246)	(25,013)	25,775	(172,484)

Cash flows from financing activities:
Purchases of treasury stock	(694)	—	—	(694)
Excess tax benefit from stock-based awards	293	—	—	293
Dividends paid	(244,381)	—	—	(244,381)
Principal payments on senior unsecured notes	(257,576)	—	—	(257,576)
Proceeds from issuance of senior unsecured notes	530,000	—	—	530,000
Borrowings on senior secured credit facility	776,171	—	—	776,171
Payments on senior secured credit facility	(661,501)	—	—	(661,501)
Payments of deferred financing costs	(12,352)	—	—	(12,352)
Payments on capital lease obligations	—	(118)	—	(118)
Capital contributions	—	25,775	(25,775)	—

Net cash provided by financing activities	129,960	25,657	(25,775)	129,842

Net decrease in cash	(20,965)	—	—	(20,965)
Cash, beginning of period	24,215	—	—	24,215

Cash, end of period	$3,250	$—	$—	$3,250

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2013, and its results of operations for the three and nine month periods ended September 30, 2013, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of October 25, 2013, we operated 68 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the three and nine month periods ended September 30, 2013. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine month period ended September 30, 2013, approximately 34.1% of our total revenues were attributable to equipment rentals, 29.8% of our total revenues were attributable to new equipment sales, 14.2% were attributable to used equipment sales, 10.7% were attributable to parts sales, 5.8% were attributable to our services revenues and 5.4% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2013, our total cost of revenues was approximately $508.0 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2013, our selling, general and administrative expenses were $140.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2013 was $672.1 million, or approximately 62.5% of our total assets. Our rental fleet as of September 30, 2013 consisted of 22,441 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $978.9 million. As of September 30, 2013, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	14,867	66.2%	$586.9	59.9%	42.0
Cranes	396	1.8%	118.9	12.1%	39.8
Earthmoving	2,153	9.6%	193.5	19.8%	19.1
Industrial Lift Trucks	730	3.3%	29.2	3.0%	24.6
Other	4,295	19.1%	50.4	5.2%	20.0

Total	22,441	100.0%	$978.9	100.0%	35.0

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

The original acquisition cost of our gross rental fleet increased by approximately $95.9 million, or 10.9%, for the nine month period ended September 30, 2013. The average age of our rental fleet equipment decreased by approximately 3.0 months for the nine months ended September 30, 2013.

Our average rental rates for the nine month period ended September 30, 2013 were 7.4% higher than in the nine month period ended September 30, 2012. Our average rental rates for the three month period ended September 30, 2013 were 5.2% higher than in the three month period ended September 30, 2012 and 0.7% higher than the three month period ended June 30, 2013 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the nine months ended September 30, 2013 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 36 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine months ended September 30, 2013 and 2012. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues.

	Three Months Ended September 30,		Total Dollar Increase	Total Percentage Increase
	2013	2012	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$89,420	$77,808	$11,612	14.9%
New equipment sales	90,220	49,009	41,211	84.1%
Used equipment sales	36,779	24,990	11,789	47.2%
Parts sales	26,571	26,058	513	2.0%
Services revenues	13,729	14,436	(707)	(4.9)%
Non-Segmented revenues	13,730	12,208	1,522	12.5%

Total revenues	$270,449	$204,509	$65,940	32.2%

Total Revenues. Our total revenues were $270.4 million for the three month period ended September 30, 2013 compared to $204.5 million for the three month period ended September 30, 2012, an increase of $65.9 million, or 32.2%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended September 30, 2013 increased $11.6 million, or 14.9%, to $89.4 million from $77.8 million in the three month period ended September 30, 2012. Rental revenues from aerial work platforms increased $7.8 million, while rental revenues from earthmoving equipment increased $3.7 million. Rental revenues from lift trucks increased $0.2 million . Rental revenues from cranes decreased approximately $0.1 million. Our average rental rates for the three month period ended September 30, 2013 increased 5.2% compared to the same three month period last year and increased 0.7% from the quarter ended June 30, 2013.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for each of the three month periods ended September 30, 2013 and 2012 was 36.7%. Current period rental equipment dollar utilization was impacted by a 5.2% increase in average rental rates and the mix of equipment rented, which was largely offset by a 2.3% decrease in rental equipment time utilization based on the number of rental equipment units available for rent. Rental equipment time utilization based on the number of rental equipment units available for rent was 66.6% for the three month period ended September 30, 2013 compared to 68.9% in the same period last year. Rental equipment time utilization as a percentage of original equipment cost was 72.3% for the three month period ended September 30, 2013 compared to 72.9% in the three month period ended September 30, 2012, a decrease of 0.6%. The decrease in equipment rental time utilization based on the number of units available for rent and based on original equipment cost is reflective of the 12.4% growth in our rental fleet size from $871.0 million at September 30, 2012 to $978.9 million at September 30, 2013.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2013 increased $41.2 million, or 84.1%, to $90.2 million from $49.0 million for the three month period ended September 30, 2012. Sales of new cranes increased $27.3 million and sales of new earthmoving equipment increased $10.5 million. Sales of new aerial work platform equipment increased $3.5 million and new lift trucks increased $0.3 million. Partially offsetting these increases was a $0.4 million decrease in other new equipment sales.

Used Equipment Sales Revenues. Our used equipment sales increased $11.8 million, or 47.2%, to $36.8 million for the three month period ended September 30, 2013, from $25.0 million for the same three month period in 2012. Sales of used aerial work platform equipment increased $8.0 million, while sales of used cranes and used earthmoving equipment increased $2.5 million and $0.7 million, respectively. Sales of used other equipment increased $0.7 million. Partially offsetting these increases was a $0.1 million decrease in sales of used lift trucks.

Parts Sales Revenues. Our parts sales increased $0.5 million, or 2.0%, to $26.6 million for the three month period ended September 30, 2013 from $26.1 million for the same three month period in 2012. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the three month period ended September 30, 2013 decreased $0.7 million, or 4.9%, to $13.7 million from $14.4 million for the same three month period last year. The decline in services revenues was primarily due to a decrease in contract services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended September 30, 2013, our other revenues were $13.7 million, an increase of $1.5 million, or 12.5%, from $12.2 million in the same three month period in 2012. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our equipment rentals and sales business activities.

Gross Profit.

	Three Months Ended September 30,		Total Dollar Change Increase (Decrease)	Total Percentage Change Increase (Decrease)
	2013	2012
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$44,343	$38,079	$6,264	16.5%
New equipment sales	9,561	5,642	3,919	69.5%
Used equipment sales	9,693	6,591	3,102	47.1%
Parts sales	7,448	6,966	482	6.9%
Services revenues	8,786	8,821	(35)	(0.4)%
Non-Segmented revenues	469	824	(355)	(43.1)%

Total gross profit	$80,300	$66,923	$13,377	20.0%

Total Gross Profit. Our total gross profit was $80.3 million for the three month period ended September 30, 2013 compared to $66.9 million for the same three month period in 2012, an increase of $13.4 million, or 20.0%. Total gross profit margin for the three month periods ended September 30, 2013 and 2012 was 29.7% and 32.7%, respectively. Gross margins were impacted by revenue mix with a significant increase in new equipment sales for the three month period ended September 30, 2013 compared to the same three month period last year. Gross profit and gross margin for all reportable segments are further described below.

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended September 30, 2013 increased $6.3 million, or 16.5%, to $44.3 million from $38.1 million for the same three month period in 2012. The increase in equipment rentals gross profit was the result of a $11.6 million increase in rental revenues for the three month period ended September 30, 2013, which was partially offset by a $1.0 million increase in rental expenses and a $4.4 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2013 compared to 2012. As a percentage of equipment rental revenues, rental expenses were 15.2% for the three month period ended September 30, 2013 compared to 16.2% for the same period last year, a decrease of 1.0%, primarily as a result of the increase in comparative rental revenues. Depreciation expense was 35.3% for the three month period ended September 30, 2013 compared to 34.9% for the same period in 2012, an increase of 0.4%. The increase in depreciation expense as a percentage of equipment rental revenues is primarily due to a younger fleet and an increase in original equipment replacement cost.

Gross profit margin on equipment rentals for the three month period ended September 30, 2013 was approximately 49.6%, an increase of 0.7% from a gross profit margin of 48.9% for the same period in 2012. This increase in gross profit margin was primarily due to the increase in comparative equipment rental revenues, the improvement in rental rates and lower rental expenses as a percentage of equipment rental revenues.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2013 increased $3.9 million, or 69.5%, to approximately $9.6 million compared to $5.6 million for the same three month period in 2012 on a total new equipment sales increase of $41.2 million. Gross profit margin on new equipment sales for the three month period ended September 30, 2013 was 10.6%, a decrease of 0.9% from 11.5% in the same three month period in 2012, primarily reflecting lower margins on sales of new earthmoving equipment in the current year period resulting from a few large volume package deals in the three months ended September 30, 2013 that typically carry lower margins than smaller or individual sales of new earthmoving equipment.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2013 increased $3.1 million, or 47.1%, to $9.7 million from $6.6 million in the same period in 2012 on a used equipment sales increase of $11.8 million. Gross profit margin on used equipment sales for the three month period ended September 30, 2013 was 26.3% compared to 26.4% for the same three month period in 2012. Our used equipment sales from our rental fleet, which comprised approximately 87.8% and 81.7% of our used equipment sales for the three month periods ended September 30, 2013 and 2012, respectively, were approximately 142.3% and 146.5% of net book value for the three month periods ended September 30, 2013 and 2012, respectively.

Parts Sales Gross Profit. For the three month period ended September 30, 2013, our parts sales revenue gross profit increased approximately $0.5 million, or 6.9%, to $7.4 million from $7.0 million for the same three month period in 2012 on a $0.5 million increase in parts sales revenues. Gross profit margin on parts sales for the three month period ended September 30, 2013 was 28.0%, an increase of 1.3% from 26.7% in the same three month period in 2012, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended September 30, 2013, our services revenues gross profit was $8.8 million, the same as for the same three month period in 2012, on a $0.7 million decrease in services revenues. Gross profit margin on services revenues for the three month period ended September 30, 2013 was 64.0%, an increase of 2.9% from 61.1% in the same three month period in 2012, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues realized a gross profit of approximately $0.5 million for the three month period ended September 30, 2013 compared to a gross profit of $0.8 million for the same period in 2012, a decrease of approximately $0.3 million, or 43.1%. On a gross margin basis, gross profit margin on non-segmented other revenues for the three month period ended September 30, 2013 was 3.4% compared to a gross profit margin of 6.7% in the same three month period last year, primarily reflective of higher hauling costs as a percentage of hauling revenues.

Selling, General and Administrative Expenses. SG&A expenses increased $4.6 million, or 10.8%, to $47.0 million for the three month period ended September 30, 2013 compared to $42.4 million for the three month period ended September 30, 2012. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased approximately $2.7 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental and sales revenues, and higher health insurance costs from increases in the number of employees compared to last year and in costs per claim. Stock-based compensation expense was $0.5 million and $0.4 million for the three month periods ended September 30, 2013 and 2012, respectively. Legal and other professional fees increased $0.7 million and liability insurance costs increased $0.4 million for the three month period ended September 30, 2013 compared to the same period last year. Depreciation expense increased $0.5 million and general corporate overhead expenses increased $0.3 million for the three month period ended September 30, 2013 compared to the same period in 2012. Of the total $4.6 million increase in SG&A expenses, approximately $1.0 million was attributable to start-up locations that have opened since September 30, 2012. As a percentage of total revenues, SG&A expenses were 17.4% for the three month period ended September 30, 2013, a decrease of 3.3% from 20.7% for the same three month period in 2012, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the three month period ended September 30, 2013, our net other expenses decreased $6.8 million to $13.0 million compared to $19.8 million for the same three month period in 2012. Included in other income (expense) for the three month period ended September 30, 2012 is a $10.2 million loss on the early extinguishment of debt, as discussed in the “Loss on Early Extinguishment of Debt” section on page 30 of this Quarterly Report on Form 10-Q. Interest expense increased $3.4 million to $13.2 million for the three month period ended September 30, 2013 compared to $9.8 million for the same three month period in 2012. The increase in interest expense is the result of a $3.0 million increase in expense related to our senior unsecured notes and a $0.5 million increase in interest expense related the Credit Facility. The increase in interest expense on our senior unsecured notes is primarily due to an increase in the aggregate principal amount of these notes from $250 million to $630 million, which was partially offset by the lower interest rate on the current notes. The increase in interest expense related to the Credit Facility is largely due to an increase in the average amount of borrowings under the Credit Facility during the three month period ended September 30, 2013 compared to the same period last year. These increases were partially offset by a $0.2 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases.

Loss on Early Extinguishment of Debt. We recorded a one-time loss of approximately $10.2 million, or approximately $7.2 million after-tax, on the early extinguishment of debt in the three month period ended September 30, 2012. This one-time loss reflects our payment of $5.0 million of tender premiums associated with our repurchase of our $250 million aggregate principal amount of 8 3/8% Senior Notes due 2016 (the “Old Notes”), our payment of $2.6 million to redeem the remaining untendered Old Notes, and our write off of approximately $2.6 million of unamortized deferred financing costs of the Old Notes. For additional information on the transaction, please refer to footnote 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Income Taxes. We recorded income tax expense of $7.0 million for the three month period ended September 30, 2013 compared to income tax expense of $1.6 million for the three month period ended September 30, 2012. Our effective income tax rate was 33.5% for the three month period ended September 30, 2013 compared to 29.7% for the three month period ended September 30, 2012. The lower effective income tax rate for the three month period ended September 30, 2012 was primarily due to a downward adjustment to the estimated annual effective tax rate for 2012 based on lower expected book income in relation to favorable permanent differences. We also recorded a reduction of book goodwill of approximately $0.2 million for the three month period ended September 30, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2013 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues.

	Nine Months Ended September 30,		Total Dollar	Total Percentage
	2013	2012	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$248,518	$207,941	$40,577	19.5%
New equipment sales	216,979	154,710	62,269	40.3%
Used equipment sales	103,589	75,100	28,489	37.9%
Parts sales	77,971	74,161	3,810	5.1%
Services revenues	42,050	41,615	435	1.1%
Non-Segmented revenues	39,070	33,671	5,399	16.0%

Total revenues	$728,177	$587,198	$140,979	24.0%

Total Revenues. Our total revenues were $728.2 million for the nine month period ended September 30, 2013 compared to $587.2 million for the nine month period ended September 30, 2012, an increase of $141.0 million, or 24.0%. Revenues increased in all of our reportable segments and in non-segmented revenues, and are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the nine month period ended September 30, 2013 increased $40.6 million, or 19.5%, to $248.5 million from $207.9 million for the nine month period ended September 30, 2012. Rental revenues from aerial work platforms increased $27.0 million, while rental revenues from earthmoving equipment increased $8.4 million. Rental revenues from other equipment increased approximately $2.6 million and rental revenues from cranes increased $1.4 million. Lift truck rental revenues increased $1.2 million. Our average rental rates for the nine month period ended September 30, 2013 increased 7.4% compared to the same nine month period last year.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2013 improved to 35.5% compared to 35.0% in the nine month period ended September 30, 2012, an increase of 0.5%. The increase in comparative rental equipment dollar utilization was primarily driven by a 7.4% increase in average rental rates and the mix of equipment rented, which was partially offset by a 2.2% decrease in rental equipment time utilization based on the number of rental equipment units available for rent. Rental equipment time utilization based on the number of rental equipment units available for rent was 65.5% for the nine month period ended September 30, 2013 compared to 67.7% in the same period last year, a decrease of 2.2%. Rental equipment time utilization as a percentage of original equipment cost was 70.4% for the nine month period ended September 30, 2013 compared to 72.0% in the nine month period ended September 30, 2012, a decrease of 1.6%. The decrease in equipment rental time utilization based on the number of units available for rent and based on original equipment cost is reflective of the 12.4% growth in our rental fleet size from $871.0 million at September 30, 2012 to $978.9 million at September 30, 2013.

New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2013 increased $62.3 million, or 40.3%, to $217.0 million from $154.7 million for the nine month period ended September 30, 2012. Sales of new cranes increased $43.1 million and sales of new earthmoving equipment increased $12.7 million. Sales of new aerial work platform equipment increased $5.0 million and sales of new lift trucks and new other equipment increased $0.9 million and $0.6 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $28.5 million, or 37.9%, to $103.6 million for the nine month period ended September 30, 2013, from $75.1 million for the same nine month period in 2012. Sales of used aerial work platform equipment increased $17.6 million, while sales of used cranes and used other equipment increased $13.9 million and $1.5 million, respectively. Offsetting these increases were decreases in sales of used earthmoving equipment and used lift trucks of $4.0 million and $0.5 million, respectively.

Parts Sales Revenues. Our parts sales increased $3.8 million, or 5.1%, to $78.0 million for the nine month period ended September 30, 2013 from $74.2 million for the same nine month period in 2012. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the nine month period ended September 30, 2013 increased $0.4 million, or 1.1%, to approximately $42.1 million from $41.6 million for the same nine month period last year. The increase in services revenues was largely driven by the $1.3 million increase in services revenues in the first quarter of 2013, which was partially offset by declines in services revenues in the second and third quarters of 2013.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine month period ended September 30, 2013, our other revenues were approximately $39.1 million, an increase of $5.4 million, or 16.0%, from $33.7 million in the same nine month period in 2012. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our equipment rentals and sales business activities.

Gross Profit.

	Nine Months Ended		Total Dollar Change Increase	Total Percentage Change Increase
	September 30,
	2013	2012
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$117,438	$96,839	$20,599	21.3%
New equipment sales	23,526	17,765	5,761	32.4%
Used equipment sales	29,583	21,674	7,909	36.5%
Parts sales	21,311	20,335	976	4.8%
Services revenues	26,307	25,708	599	2.3%
Non-Segmented revenues	2,027	1,488	539	36.2%

Total gross profit	$220,192	$183,809	$36,383	19.8%

Total Gross Profit. Our total gross profit was $220.2 million for the nine month period ended September 30, 2013 compared to $183.8 million for the same nine month period in 2012, an increase of $36.4 million, or 19.8%. Total gross profit margin for the nine month period ended September 30, 2013 was 30.2%, a decrease of 1.1% from the 31.3% gross profit margin for the same nine month period in 2012. Gross margins were impacted by our revenue mix with a significant increase in new equipment sales for the nine month period ended September 30, 2013 compared to the same nine month period last year. Gross profit and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine month period ended September 30, 2013 increased $20.6 million, or 21.3%, to $117.4 million from $96.8 million for the same nine month period in 2012. The increase in equipment rentals gross profit was the result of a $40.6 million increase in rental revenues for the nine month period ended September 30, 2013, which was partially offset by a $5.0 million increase in rental expenses and a $15.0 million increase in rental equipment depreciation expense. The increases in rental expenses and rental equipment depreciation expense were due to a larger fleet size in

2013 as compared to 2012. As a percentage of equipment rental revenues, rental expenses were 16.7% for the nine month period ended September 30, 2013 compared to 17.5% for the same period last year. This percentage decrease was primarily attributable to the increase in comparative rental revenues. Depreciation expense was 36.1% for the nine month period ended September 30, 2013 compared to 35.9% for the same period in 2012, an increase of approximately 0.2%. The increase in depreciation expense as a percentage of equipment rental revenues is primarily due to a younger fleet and an increase in original equipment replacement cost.

Gross profit margin on equipment rentals for the nine month period ended September 30, 2013 was approximately 47.3%, up 0.7% from 46.6% for the same period in 2012. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from higher average rental rates, combined with the decrease in rental expenses as a percentage of equipment rental revenues. The improvement in gross profit margin was partially offset by a slight increase in depreciation expense as a percentage of equipment rental revenues.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2013 increased approximately $5.8 million, or 32.4%, to $23.5 million compared to $17.8 million for the same nine month period in 2012 on an increase in total new equipment sales of $62.3 million. Gross profit margin on new equipment sales for the nine month period ended September 30, 2013 was 10.8%, a decrease of 0.7% from 11.5% for the same nine month period in 2012, primarily reflecting lower margins on new crane sales due to the mix of cranes sold in the nine month period ended September 30, 2013 compared to the same period in 2012.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2013 increased $7.9 million, or 36.5%, to $29.6 million from $21.7 million in the same period in 2012 on an increase in used equipment sales of $28.5 million. Gross profit margin on used equipment sales for the nine month period ended September 30, 2013 was 28.6%, down 0.3% from 28.9% for the same nine month period in 2012, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 79.4% and 86.6% of our used equipment sales for the nine month periods ended September 30, 2013 and 2012, respectively, were approximately 151.0% and 147.2% of net book value for the nine month periods ended September 30, 2013 and 2012, respectively.

Parts Sales Gross Profit. For the nine month period ended September 30, 2013, our parts sales revenue gross profit increased approximately $1.0 million, or 4.8%, to $21.3 million from $20.3 million for the same nine month period in 2012 on a $3.8 million increase in parts sales revenues. Gross profit margin on parts sales for the nine month period ended September 30, 2013 was 27.3%, a decrease of 0.1% from 27.4% in the same nine month period in 2012, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the nine month period ended September 30, 2013, our services revenues gross profit increased $0.6 million, or 2.3%, to $26.3 million from $25.7 million for the same nine month period in 2012 on a $0.4 million increase in services revenues. Gross profit margin on services revenues for the nine month period ended September 30, 2013 was 62.6%, up 0.8% from 61.8% in the same nine month period in 2012, as a result of service revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit improved to $2.0 million for the nine month period ended September 30, 2013 compared to a gross profit of $1.5 million for the same period in 2012, an increase of $0.5 million, or 36.2%. On a gross margin basis, gross profit margin on non-segmented other revenues for the nine month period ended September 30, 2013 was 5.2% compared to a gross profit margin of 4.5% in the same nine period last year, primarily reflective of the $5.4 million improvement in comparative non-segmented other revenues.

Selling, General and Administrative Expenses. SG&A expenses increased $15.8 million, or 12.7%, to $140.3 million for the nine month period ended September 30, 2013 compared to $124.5 million for the nine month period ended September 30, 2012. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased approximately $10.2 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental and sales revenues, and higher health insurance costs due to increases in the number of employees compared to last year and in costs per claim. Stock-based compensation expenses were $2.1 million and $1.2 million for the nine month periods ended September 30, 2013 and 2012, respectively. Professional fees increased $1.6 million and liability insurance costs increased $0.7 million. Depreciation expense increased $1.6 million and general corporate overhead expenses increased approximately $1.8 million. Of the total $15.8 million increase in SG&A expenses, approximately $3.5 million was attributable to start-up locations that have opened since September 30, 2012. As a percentage of total revenues, SG&A expenses were 19.3% for the nine month period ended September 30, 2013, a decrease of 1.9% from 21.2% for the same nine month period in 2012, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the nine month period ended September 30, 2013, our net other expenses increased $4.5 million to approximately $37.6 million compared to $33.1 million for the same nine month period in 2012. Included in other income (expense) for the nine month period ended September 30, 2012 is a $10.2 million loss on the early extinguishment of debt, as discussed in the “Loss on Early Extinguishment of Debt” section on page 33 of this Quarterly Report on Form 10-Q. Interest expense increased $14.9 million to $38.6 million for the nine month period ended September 30, 2013 compared to $23.7 million for the same nine month period in 2012. The increase in interest expense is the net result of a $13.8 million increase in expense related to our senior unsecured notes and a $1.6 million increase in interest expense related to the Credit Facility. The increase in interest expense on our senior unsecured notes is primarily due to an increase in the aggregate principal amount of these notes from $250 million to $630 million, which was partially offset by the lower interest rate on the current notes. The increase in interest expense related to the Credit Facility is largely due to an increase in the average amount of borrowings under the Credit Facility during the current year nine month period compared to the same period last year. These increases were partially offset by a $0.5 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases. Other income increased approximately $0.2 million.

Loss on Early Extinguishment of Debt. We recorded a one-time loss of approximately $10.2 million, or approximately $7.2 million after-tax, on the early extinguishment of debt in the nine month period ended September 30, 2012. This one-time loss reflects our payment of $5.0 million of tender premiums associated with our repurchase of the Old Notes, our payment of $2.6 million to redeem the remaining untendered Old Notes, and our write off of approximately $2.6 million of unamortized deferred financing costs of the Old Notes. For additional information on the transaction, please refer to footnote 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Income Taxes. We recorded income tax expense of $14.4 million for the nine month period ended September 30, 2013 compared to income tax expense of $9.6 million for the nine month period ended September 30, 2012. Our effective income tax rate for the nine month period ended September 30, 2013 was 32.8%, a decrease of 1.7% compared to an effective tax rate of approximately 34.5% for the nine month period ended September 30, 2012. The decrease in the effective income tax rate is primarily due to an increase in favorable permanent differences. We also recorded a reduction of book goodwill of approximately $0.7 million for the nine month period ended September 30, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2013 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the nine month period ended September 30, 2013, the cash provided by our operating activities was $49.8 million. Our reported net income of approximately $29.5 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, writedown of goodwill for tax-deductible goodwill in excess of book goodwill, and net gains on the sale of long-lived assets, provided positive cash flows of $115.3 million. These cash flows from operating activities were also positively impacted by a $16.5 million increase in accounts payable. Offsetting these positive cash flows was an increase of $72.9 million in net inventories as a result of increasing demand and improving sales of new and used equipment. Also decreasing our operating cash flows were a $2.2 million increase in net accounts receivable, a $1.2 million increase in prepaid expenses and other assets, a $1.1 million decrease in manufacturing flooring plans payable and a $4.6 million decrease in accrued expenses payable and other liabilities.

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

Cash flow from investing activities. For the nine month period ended September 30, 2013, cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of approximately $134.4 million. This was a result of purchases of rental and non-rental equipment totaling $218.5 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of $84.1 million.

For the nine month period ended September 30, 2012, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of $172.5 million. This use of cash was a net result of purchases of rental and non-rental equipment totaling $239.3 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $66.9 million.

Cash flow from financing activities. For the nine month period ended September 30, 2013, cash provided by our financing activities was $82.4 million. Net proceeds from our 7% senior notes due 2022 issued on February 4, 2013 (the “Add-on Notes”) were approximately $107.3 million. Excess tax benefits realized from stock-based awards totaled $0.4 million. Partially offsetting these positive cash flows were net payments under the Credit Facility of $22.6 million, payments of deferred financing costs of $0.7 million and dividends paid of $0.9 million. Additionally, purchases of treasury stock totaled $0.9 million and payments on capital leases were $0.1 million.

For the nine month period ended September 30, 2012, cash provided by our financing activities was $129.8 million. Gross proceeds from the issuance of our 7% senior notes due 2022 (the “New Notes”) totaled $530.0 million. Net borrowings under the Credit Facility totaled $114.7 million. Excess tax benefits realized from stock-based awards totaled $0.3 million. These positive cash flows were partially offset by payments of $257.6 million on the Old Notes, a dividend payment of $244.4 million, payments of deferred financing costs of $12.4 million related to the first and third quarter’s amendments to the Credit Facility and the third quarter issuance of the New Notes. Additionally, we purchased $0.7 million of treasury stock and made $0.1 million of capital lease payments.

Senior Secured Credit Facility

We and our subsidiaries are parties to a senior secured Credit Facility with General Electric Capital Corporation as agent, and the lenders named therein. On January 29, 2013, the Company amended the Credit Facility by entering into Amendment No. 4 to the Credit Facility to permit the issuance of the Add-on Notes. As amended, the Credit Facility provides, among other things, a $402.5 million senior secured asset based revolving facility which includes a $30.0 million letter of credit facility, and a $47.5 million incremental facility. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries provide a guaranty of the obligations under the Credit Facility. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). The Credit Facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). As of September 30, 2013, we were in compliance with our financial covenants under the Credit Facility.

At September 30, 2013, the interest rate on the Credit Facility was based on an interest rate of LIBOR plus 225 basis points and the prime rate plus 125 basis points. At October 25, 2013, we had $283.3 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2013 were approximately $232.9 million, including $35.1 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2013 were $20.7 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of October 25, 2013, we had $283.3 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit.

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

Contractual and Commercial Commitments

There have been no material changes from the information included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At September 30, 2013, we had total borrowings outstanding under the Credit Facility of $135.1 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.4 million increase in interest expense on an annualized basis. At October 25, 2013, we had $283.3 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of September 30, 2013 on the fixed-

rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2013, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2013, 31,935 shares of non-vested stock that were issued in 2011 vested at $21.74 per share. Certain holders of those vested shares returned an aggregate of 10,925 shares of common stock to the Company during the quarter ended September 30, 2013 as payment for their respective employee withholding taxes. This resulted in an addition of 10,925 shares to treasury stock.

On July 1, 2013, 33,359 shares of non-vested stock that were issued in 2012 vested at $21.74 per share. Certain holders of those vested shares returned an aggregate of 11,113 shares of common stock to the Company during the quarter ended September 30, 2013 as payment for their respective employee withholding taxes. This resulted in an addition of 11,113 shares to treasury stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: November 1, 2013	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2013	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).