Form 10-K
period 2013-12-31
H&E Equipment Services, Inc.
filed 2014-02-28
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $634,349,012 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 24, 2014, there were 35,210,778 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may”, “could”, “would”, “should”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “intend”, “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report on Form 10-K.

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

•	general economic conditions and construction and industrial activity in the markets where we operate in North America, as well as the depth and duration of the recent macroeconomic downturn and related decreases in construction and industrial activities, which may significantly affect our revenues and operating results;

•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;

•	relationships with equipment suppliers;

•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;

•	our indebtedness;

•	risks associated with the expansion of our business;

•	competitive pressures;

•	our possible inability to integrate any businesses we acquire;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under Item 1A – Risk Factors or elsewhere in this Annual Report on Form 10-K.

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

The Company

We are one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment. We rent, sell and provide parts and services support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. We engage in five principal business activities in these equipment categories:

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

For the year ended December 31, 2013, we generated total revenues of approximately $987.8 million. The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2013 by business segment (see note 17 to our consolidated financial statements for further information regarding our business segments):

We have operated, through our predecessor companies, as an integrated equipment services company for approximately 53 years and have built an extensive infrastructure that as of February 24, 2014 includes 69 full-service facilities located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Products and Services

Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2013, consisted of 22,575 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.0 billion and an average age of approximately 34.9 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.

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

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2013, approximately 80.9% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and services business for us.

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

Industry Background

Although there has been some consolidation within the industry, including the acquisition of Rental Services Corporation by United Rentals, Inc., the U.S. construction equipment distribution industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, and demand for rental equipment and has been adversely affected by the recent economic downturn and the related decline in construction and industrial activities. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include United Rentals/Rental Service Corporation, Sunbelt Rentals, Neff Rentals and Hertz Equipment Rental. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies, which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment services company, we rent, sell and provide parts and services support. Although many of the historically pure equipment rental companies also provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our services and sales staff provides.

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

Complementary, High Margin Parts and Services Operations. Our parts and services businesses allow us to maintain our rental fleet in excellent condition and to offer our customers high-quality rental equipment. Our after-market parts and services businesses together provide us with a high-margin revenue source that has proven to be relatively stable throughout a range of economic cycles.

Specialized, High-Quality Equipment Fleet. Our focus on four core types of heavy construction and industrial equipment allows us to better provide the specialized knowledge and support that our customers demand when renting and purchasing equipment. These four types of equipment are attractive because they have a long useful life, high residual value and generally strong industry demand.

Well-Developed Infrastructure. We have built an infrastructure that as of February 24, 2014 included a network of 69 full-service facilities, and a workforce that included a highly-skilled group of approximately 539 service technicians and an aggregate of 221 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.

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

Experienced Management Team. Our senior management team is led by John M. Engquist, our Chief Executive Officer, who has approximately 39 years of industry experience. Our senior and regional managers have an average of approximately 23 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.

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

Grow Our Parts and Services Operations. Our strong parts and services operations are keystones of our integrated equipment services platform and together provide us with a relatively stable high-margin revenue source. Our parts and services operations help us develop strong, ongoing customer relationships, attract new customers and maintain a high quality rental fleet. We intend to further grow this product support side of our business and further penetrate our customer base.

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

History

Through our predecessor companies, we have been in the equipment services business for approximately 53 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

Prior to our initial public offering in February 2006, our business was conducted through H&E LLC. In connection with our initial public offering, we converted H&E LLC into H&E Equipment Services, Inc. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings, and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and H&E Holdings no longer existed under operation of law pursuant to the reincorporation merger.

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

Customers

We serve approximately 33,800 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2013, no single customer accounted for more than 3.4% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 11.9% of our total revenues in 2013.

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

While our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including industry publications, direct mail campaigns, television, the Yellow Pages and our Company website at www.he-equipment.com.

Suppliers

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 65% of our new equipment and rental fleet from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) during the year ended December 31, 2013. These relationships improve our ability to negotiate equipment acquisition pricing. We are also a leading U.S. distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Doosan/Bobcat and Grove/Manitowoc. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and services that in many cases are covered under the manufacturer’s warranty. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

Information Technology Systems

We have specialized information systems that track (1) rental inventory utilization statistics; (2) maintenance and repair costs; (3) returns on investment for specific equipment types; and (4) detailed operational and financial information for each piece of equipment. These systems enable us to closely monitor our performance and actively manage our business, and include features that were custom designed to support our integrated services platform. The point-of-sale aspect of our systems enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. In addition, our systems include, among other features, on-line contract generation, automated billing, applicable sales tax computation and automated rental purchase option calculation. We customized our customer relationship management system to enable us to more effectively manage our sales territories and sales representatives’ activity. This customer relationship management system provides sales and customer information, available rental fleet and inventory information, a quote system and other organizational tools to assist our sales forces. We maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers’ owned-equipment and enables us to more effectively provide parts and services to meet their needs. All of our critical systems run on servers and other equipment that is current technology and available from major suppliers and serviceable through existing maintenance agreements.

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

Equipment sales cycles are also subject to some seasonality with the peak selling period occurring during the spring season and extending through the summer. Parts and services activities are less affected by changes in demand caused by seasonality.

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and services support. Although there has been some consolidation within the equipment industry, including the United Rentals’ acquisition of Rental Services Corporation, the equipment industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals/Rental Services Corporation, Sunbelt Rentals, Neff Rentals and Hertz Equipment Rental) or equipment dealers (for example, Finning and Toromont) to small, independent businesses with a limited number of locations.

We believe that participants in the equipment rental industry generally compete on the basis of availability, quality, reliability, delivery and price. In general, large operators enjoy substantial competitive advantages over small, independent rental businesses due to a distinct price advantage. Many rental equipment companies’ parts and services offerings are limited and may prove difficult to expand due to the training, infrastructure and management resources necessary to develop the breadth of service offerings and depth of knowledge our service technicians are able to provide. Some of our competitors have significantly greater financial, marketing and other resources than we do.

Traditionally, equipment manufacturers distributed their equipment and parts through a network of independent dealers with distribution agreements. As a result of consolidation and competition, both manufacturers and distributors sought to streamline their operations, improve their costs and gain market share. Our established, integrated infrastructure enables us to compete directly with our competitors on either a local, regional or national basis. We believe customers place greater emphasis on value-added services, teaming with equipment rental and sales companies who can meet all of their equipment, parts and services needs.

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

Employees

As of December 31, 2013, we had approximately 1,775 employees. Of these employees, 719 are salaried personnel and 1,056 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical services and office and administrative support. A collective bargaining agreement relating to two branch locations covers approximately 71 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

Generally, the total number of employees does not significantly fluctuate throughout the year. However, acquisition activity or the opening of new branches may increase the number of our employees or fluctuations in the level of our business activity could require some staffing level adjustments in response to actual or anticipated customer demand.

Available Information

We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we have filed with or furnished to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports for insiders and any amendments to these reports filed with or furnished to the SEC are available free of charge through our internet website (www.he-equipment.com) as soon as reasonably practicable after filing with the SEC. We use the Investor Relations section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following press releases, SEC filings and public conference calls and webcasts.

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

Weakness or deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet. For example, during fiscal years 2009 and 2010, the economic downturn and related economic uncertainty, combined with weakness in the construction industry and a decrease in industrial activity, resulted in a significant decrease in the demand for our new and used equipment and depressed equipment rental rates, which resulted in decreased revenues and lower gross margins realized on our equipment rentals and on the sale of our new and used inventory during those periods.

The inability to forecast trends accurately may have an adverse impact on our business and financial condition.

An economic downturn or economic uncertainty makes it difficult for us to forecast trends, which may have an adverse impact on our business and financial condition. The recent economic downturn – which included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may enter into a prolonged recessionary period – limited our ability, as well as the ability of our customers and our suppliers, to accurately forecast future product demand trends. Uncertainty regarding future product demand could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market shares.

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

Our significant indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness outstanding. As of December 31, 2013, we had total indebtedness of approximately $734.8 million, consisting of the $630.0 million aggregate amounts outstanding under our senior unsecured notes, $102.5 million of outstanding borrowing under our senior secured credit facility (the “Credit Facility”) and $2.3 million of capital lease obligations. As of February 24, 2014, we had borrowing availability under the Credit Facility of $314.0 million, net of $6.5 million of outstanding letters of credit.

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

Additionally, our Credit Facility provides revolving commitments of up to $402.5 million in the aggregate. As of February 24, 2014, we had $314.0 million of availability under the Credit Facility, net of $6.5 million of outstanding letters of credit. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

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

Broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, the stock market has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including to those listed above and others, may harm the market price of our common stock.

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

We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2013, we purchased approximately 65% of our rental and sales equipment from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2013, we sold used equipment from our rental fleet at an average selling price of approximately 150.8% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

When we acquire a business, we record goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. At December 31, 2013, we had goodwill of approximately $31.2 million. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill & Other (“ASC 350”), we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test.

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

We currently have approximately 71 employees in Utah, a significant territory in our geographic footprint, who are covered by a collective bargaining agreement and approximately 1,704 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

We have operations throughout the United States, which exposes us to multiple state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.

Our 69 branch locations in the United States are located in 22 different states, which exposes us to a host of different state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and generally otherwise impact our operations in adverse ways.

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

Our market areas in the Gulf Coast and Mid-Atlantic regions of the United States are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Future hurricanes could result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. In addition, climate change could lead to an increase in intensity or occurrence of hurricanes or other adverse weather events, including severe winter storms. Future occurrences of these events, as well as regional or national catastrophes or natural disasters, and their effects may adversely impact our business or results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 24, 2014, we had a network of 69 full-service facilities, serving approximately 33,800 customers across 22 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 69 total facilities, we own 10 of our locations and lease 59 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama(2)		Montana(2)
Birmingham	Leased	Belgrade	Leased
Huntsville	Leased	Billings	Leased
Arizona(2)		New Mexico(1)
Phoenix	Leased	Albuquerque	Leased
Tucson	Leased	Nevada(2)
Arkansas(2)		Las Vegas	Leased
Little Rock	Owned	Reno	Leased
Springdale	Owned	North Carolina(5)
California(7)		Arden	Leased
Bakersfield	Leased	Charlotte(2)	Leased(2)
Fontana	Leased	Raleigh	Leased
La Mirada	Leased	Winston-Salem	Leased
Sacramento	Leased	Oklahoma(2)
San Diego	Leased	Oklahoma City	Leased
Santa Fe Springs	Owned	Tulsa	Leased
Union City	Leased	South Carolina(2)
Colorado(2)		Columbia	Leased
Colorado Springs	Leased	Greenville	Leased
Denver	Leased	Tennessee(3)
Florida(4)		Chattanooga	Leased
Fort Myers	Leased	Memphis	Leased
Orlando	Leased	Nashville	Leased
Pompano Beach	Leased	Texas(12)
Tampa	Leased	Austin	Leased
Georgia(1)		Corpus Christi	Leased
Atlanta	Leased	Dallas(2)	Leased(1) Owned(1)
Idaho(2)		Fort Worth	Leased
Boise	Leased	Houston(2)	Leased(2)
Coeur d’Alene	Leased	Lubbock	Leased
Louisiana(8)		Mesquite	Leased
Alexandria	Leased	Midland	Leased
Baton Rouge	Owned	Pasadena	Leased
Belle Chasse	Leased	San Antonio	Owned
Kenner	Owned	Utah(2)
Lafayette	Leased	Salt Lake City	Leased
Lake Charles	Leased	St. George	Leased
Shreveport(2)	Leased(2)	Virginia(4)
Maryland(2)		Ashland	Owned
Baltimore(2)	Leased(1) Owned(1)	Chesapeake	Leased
Mississippi(1)		Roanoke	Owned
Jackson	Leased	Warrenton	Leased
Washington(1)
		Seattle	Leased

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to 100 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 250 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

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

Market Information

Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low closing sale prices per share for our common stock as reported by Nasdaq for the years ended December 31, 2013 and 2012.

	High	Low
Year ended December 31, 2013
First quarter	$20.80	$15.74
Second quarter	22.74	18.21
Third quarter	26.75	21.15
Fourth quarter	30.81	23.61
Year ended December 31, 2012
First quarter	$20.85	$13.80
Second quarter	19.92	13.85
Third quarter(a)	19.82	12.08
Fourth quarter	15.76	11.85

(a)	Pursuant to NASDAQ Exchange rules, the “ex-dividend” date with respect to the $7.00 per share special, one-time cash dividend was set at September 20, 2012. Accordingly, prior to the commencement of trading on September 20, 2012, the Company’s stock price was reduced $7.00 to reflect the payment of the special, one-time cash dividend. The closing price per share on September 19, 2012 and September 20, 2012 was $19.82 and $13.13, respectively.

Holders

On February 24, 2014, we had 132 stockholders of record of our common stock.

Dividends

The Company paid a special, one-time cash dividend on September 19, 2012. Actual dividends paid totaled approximately $244.4 million, representing $7.00 per share paid on 34,911,455 outstanding shares of common stock of the Company. During 2013, dividends paid totaled approximately $0.9 million, representing $7.00 per share paid on 122,121 outstanding shares of previously non-vested common stock (at the date of dividend declaration) that subsequently vested in 2013. Dividends on 67,557 outstanding shares of non-vested common stock totaling an estimated $0.5 million are to be paid in 2014 upon vesting of those shares pursuant to their respective stock awards’ terms and conditions and dividends on 34,273 outstanding shares of non-vested common stock totaling an estimated $0.2 million are to be paid in 2015 upon vesting of those shares pursuant to their respective stock awards’ terms and conditions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc. common stock beginning on December 31, 2008 and for each subsequent quarter period end through and including December 31, 2013, with the cumulative return of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc. (“URI”), Hertz Global Holdings, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices on December 31, 2008. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

H&E Equipment Services, Inc	$100.00	$136.19	$150.06	$174.06	$299.64	$589.14
Russell 2000 Index	100.00	127.17	161.32	154.59	179.86	249.69
Peer Group	100.00	173.91	254.21	223.06	310.11	489.50

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

Issuer Purchases of Equity Securities

There were no stock repurchases or other purchases of equity securities by the Company during the fourth quarter ended December 31, 2013.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share amounts)
Statement of operations data(1):
Revenues:
Equipment rentals	$338,935	$288,641	$228,038	$177,970	$191,512
New equipment sales	294,768	241,721	220,211	167,303	208,916
Used equipment sales	141,560	104,563	85,347	62,286	86,982
Parts sales	103,174	99,621	94,511	86,686	100,500
Services revenues	56,694	56,554	53,954	49,629	58,730
Other	52,625	46,215	38,490	30,280	33,092

Total revenues	987,756	837,315	720,551	574,154	679,732

Cost of revenues:
Rental depreciation	121,948	102,966	86,781	78,583	87,902
Rental expense	55,338	50,052	46,599	40,194	42,086
New equipment sales	262,887	214,197	196,152	150,665	183,885
Used equipment sales	100,693	73,988	65,042	48,269	70,305
Parts sales	74,241	72,323	69,222	63,902	72,786
Services revenues	21,034	21,977	21,024	18,751	21,825
Other	49,779	44,510	43,028	37,851	35,445

Total cost of revenues	685,920	580,013	527,848	438,215	514,234

Gross profit (loss):
Equipment rentals	161,649	135,623	94,658	59,193	61,524
New equipment sales	31,881	27,524	24,059	16,638	25,031
Used equipment sales	40,867	30,575	20,305	14,017	16,677
Parts sales	28,933	27,298	25,289	22,784	27,714
Services revenues	35,660	34,577	32,930	30,878	36,905
Other	2,846	1,705	(4,538)	(7,571)	(2,353)

Total gross profit	301,836	257,302	192,703	135,939	165,498

Selling, general and administrative expenses(2)	189,062	169,653	153,354	148,277	144,460
Impairment of goodwill and intangible assets(3)	—	—	—	—	8,972
Gain from sales of property and equipment, net	2,549	1,592	793	443	533

Income (loss) from operations	115,323	89,241	40,142	(11,895)	12,599

Other income (expense):
Interest expense(4)	(51,404)	(35,541)	(28,727)	(29,076)	(31,339)
Loss on early extinguishment of debt(5)	—	(10,180)	—	—	—
Other, net	1,228	928	726	591	619

Total other expense, net	(50,176)	(44,793)	(28,001)	(28,485)	(30,720)

Income (loss) before income taxes	65,147	44,448	12,141	(40,380)	(18,121)
Income tax provision (benefit)	21,007	15,612	3,215	(14,920)	(6,178)

Net income (loss)	$44,140	$28,836	$8,926	$(25,460)	$(11,943)

Net income (loss) per common share:
Basic	$1.26	$0.83	$0.26	$(0.73)	$(0.35)

Diluted	$1.26	$0.82	$0.26	$(0.73)	$(0.35)

Weighted average common shares outstanding:
Basic	35,041	34,890	34,759	34,668	34,607

Diluted	35,146	34,978	34,887	34,668	34,607

Dividends declared per common share outstanding	$—	$7.00	$—	$—	$—

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands)
Other financial data:
Depreciation and amortization(6)	$138,903	$116,513	$99,398	$92,266	$99,293
Statement of cash flows:
Net cash provided by operating activities	138,652	41,023	60,385	17,938	72,901
Net cash provided by (used in) investing activities	(179,590)	(212,990)	(80,928)	(29,669)	37,900
Net cash provided by (used in) financing activities	49,651	156,646	15,609	(4,456)	(76,731)

	As of December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands)
Balance sheet data:
Cash	$17,607	$8,894	$24,215	$29,149	$45,336
Rental equipment, net	688,710	583,349	450,877	426,637	437,407
Goodwill(3)	31,197	32,074	34,019	34,019	34,019
Deferred financing costs, net	4,689	5,049	5,640	7,027	5,545
Intangible assets, net	—	—	66	429	988
Total assets	1,090,340	942,399	753,305	734,421	763,084
Total debt(7)	733,284	681,231	268,660	252,754	254,110
Stockholders’ Equity	94,812	48,636	264,207	254,250	278,882

(1)	See note 17 to the consolidated financial statements discussing segment information.
(2)	Stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 totaled $2.6 million, $1.9 million, $1.3 million, $1.0 million and $0.7 million, respectively.
(3)	We recorded in 2009 a non-cash goodwill impairment charge of approximately $9.0 million, or $5.5 million after tax, related to our Equipment Rentals Component 1 reporting unit.
(4)	Interest expense for the periods presented is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest (comprised of amortization of deferred financing costs and accretion (amortization) of note discount (premium)).
(5)	As more fully discussed in note 8 to the consolidated financial statements, in the third quarter of 2012 the Company recorded a one-time loss on the early extinguishment of debt of approximately $10.2 million, or approximately $6.6 million after-tax.
(6)	Excludes amortization of deferred financing costs and accretion (amortization) of note discount (premium), which are included in interest expense.
(7)	Total debt represents the amounts outstanding, as applicable for the periods presented, under the Credit Facility, senior unsecured notes, notes payable and capital leases. Total debt as presented as of December 31, 2013 and 2012 includes $1.5 million and $8.9 million, respectively of unaccreted note discount (net of unamortized note premium) related to the Company’s senior unsecured notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2013, and its results of operations for the year ended December 31, 2013, and should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – Risk Factors of this Annual Report on Form 10-K.

Background

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and services support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and services operations.

As of February 24, 2014, we operated 69 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 53 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

Prior to our initial public offering in February 2006, our business was conducted through H&E LLC. In connection with our initial public offering, we converted H&E LLC into H&E Equipment Services, Inc. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings L.L.C. (“H&E Holdings”), and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and H&E Holdings no longer existed under operation of law pursuant to the reincorporation merger.

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

•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) the number of rental equipment units available for rent, and (2) as a percentage of original equipment cost), rental rate trends and targets, rental equipment dollar utilization and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all of our four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and services support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.

Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments.

You can read more about our business segments under Item 1 – Business and in note 17 of the consolidated financial statements in this Annual Report on Form 10-K.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year ended December 31, 2013, approximately 34.3% of our total revenues were attributable to equipment rentals, 29.8% of our total revenues were attributable to new equipment sales, 14.3% were attributable to used equipment sales, 10.5% were attributable to parts sales, 5.8% were attributable to our services revenues and 5.3% were attributable to non-segmented other revenues.

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2013 by business segment (see note 17 to our consolidated financial statements for further information regarding our business segments):

The equipment that we sell, rent and service is principally used in the construction industry, as well as by companies for commercial and industrial uses such as plant maintenance and turnarounds, as well as in the petrochemical and energy sectors. As a result, our total revenues are affected by several factors including, but not limited to, the demand for and availability of rental equipment, rental rates and other competitive factors, the demand for new and used equipment, the level of construction and industrial activities, spending levels by our customers, adverse weather conditions and general economic conditions. For a discussion of the impact of seasonality on our revenues, see “Seasonality” below.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2013, our total cost of revenues was approximately $685.9 million. Our operating expenses consist principally of selling, general and administrative expenses. For the year ended December 31, 2013, our selling, general and administrative expenses were $189.1 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Principal Cash Flows

We generate cash primarily from our operating activities and, historically, we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under the Credit Facility as the primary sources of funds to purchase inventory and to fund working capital and capital expenditures, growth and expansion opportunities (see also “Liquidity and Capital Resources” below). Our management of our working capital is closely tied to operating cash flows, as working capital can be significantly impacted by, among other things, our accounts receivable activities, the level of new and used equipment inventories, which may increase or decrease in response to current and expected demand, and the size and timing of our trade accounts payable payment cycles.

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2013 was $688.7 million, or approximately 63.2% of our total assets. Our rental fleet as of December 31, 2013 consisted of 22,575 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.0 billion. As of December 31, 2013, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	15,029	66.6%	$611.0	61.1%	41.6
Cranes	396	1.7%	119.7	12.0%	38.0
Earthmoving	2,094	9.3%	189.7	18.9%	19.9
Industrial Lift Trucks	729	3.2%	29.4	2.9%	25.9
Other	4,327	19.2%	51.0	5.1%	20.3

Total	22,575	100.0%	$1,000.8	100.0%	34.9

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

The original acquisition cost of our gross rental fleet increased by approximately $117.8 million, or 13.3%, for the year ended December 31, 2013, due to rental equipment purchases in response to improved equipment time utilization from the increase in demand. The average age of our rental fleet equipment decreased by approximately 3.1 months for the year ended December 31, 2013.

Our average rental rates for the year ended December 31, 2013 were 6.9% higher than the year ended December 31, 2012 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the year ended December 31, 2013 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A – Risk Factors in this Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2013, 2012 and 2011 were 0.3%, 0.4% and 0.4%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

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

The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2013 was approximately $121.9 million. For the year ended December 31, 2013, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or Aerial Work Platforms	Cranes	Earth- moving	Industrial Lift Trucks	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2013
Depreciation expense for the year ended December 31, 2013	$61.3	$14.2	$32.1	$4.3	$10.0	$121.9
Increase of 2 years in useful life	47.8	9.6	19.5	3.1	9.4	89.4
Decrease of 2 years in useful life	71.8	14.4	45.4	5.6	10.0	147.2

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $12.7 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $16.3 million.

Another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is highly subjective and subject to change upon future actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $1.8 million.

Purchase Price Allocation. We have made significant acquisitions in the past and we may make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 (“ASC 350”), Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 31, 2013, adjustments to fair value assessments have been recorded to goodwill over the purchase price allocation period (typically not exceeding 12 months).

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

Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction). Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Pursuant to ASC 350 and ASC 280, Segment Reporting, and other relevant guidance, we have identified two components within our Rental operating segment (Equipment Rentals Component 1 and Equipment Rentals Component 2) and have determined that each of our other four operating segments (New Equipment, Used Equipment, Parts, and Service segments) represents a reporting unit, resulting in six total reporting units.

As of December 31, 2013, our goodwill was comprised of the following carrying values of three reporting units (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2013

Equipment Rentals Component 2	$18,732
Used Equipment Sales	6,155
Parts Sales	6,310

Total Goodwill	$31,197

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to first use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. Considerable judgment is required by management in using the qualitative approach under ASU 2011-08 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. As noted in note 2 to the consolidated financial statements, we adopted ASU 2011-08 in conjunction with our annual impairment test as of October 1, 2011. During fiscal years 2011, 2012 and 2013, we performed, as of

October 1 of each year, a qualitative assessment and determined that it is more likely than not that the fair value of each of our reporting units is not less than its carrying value and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

Based upon continuing improving macroeconomic conditions and positive trends within our industry and market, combined with recent positive operating results in comparison to prior periods and our internal forecasts, and with consideration of the cushion between the reporting unit’s fair value and carrying value from our most recent quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2011, 2012 and 2013 valuation dates and there was no goodwill impairment at October 1, 2011, 2012 or 2013.

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

Income Taxes. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date of that tax rate.

In accordance with ASC 740, the Company recognizes the effect of an income tax position only if it is more likely than not (a likelihood of greater than 50%) that such position will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes both interest and penalties related to uncertain tax positions in net other income (expense). During the fourth quarter of fiscal 2013, we adopted ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The adoption of ASU 2013-11 had no material impact to our financial position or results of operations.

Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our U.S. federal tax returns for 2010 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2007 and subsequent years. Our Federal Tax Returns for the tax years 2005 through 2009 were recently examined by the IRS. No material adjustment resulted from the IRS examination.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the years ended December 31, 2013, 2012 and 2011. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues.

	For the Year Ended December 31,		Total Dollar Increase	Total Percentage Increase
	2013	2012
	(in thousands, except percentages)
Segment revenues:
Equipment rentals	$338,935	$288,641	$50,294	17.4%
New equipment sales	294,768	241,721	53,047	22.0%
Used equipment sales	141,560	104,563	36,997	35.4%
Parts sales	103,174	99,621	3,553	3.6%
Services revenues	56,694	56,554	140	0.3%
Non-Segmented other revenues	52,625	46,215	6,410	13.9%

Total revenues	$987,756	$837,315	$150,441	18.0%

Total Revenues. Our total revenues were approximately $987.8 million for the year ended December 31, 2013 compared to $837.3 million for the year ended December 31, 2012, an increase of $150.4 million, or 18.0%. Revenues in all of our reportable segments and non-segmented other revenues increased as further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2013 increased $50.3 million, or 17.4%, to $338.9 million from $288.6 million in 2012. Rental revenues from aerial work platforms increased approximately $34.5 million, while rental revenues from earthmoving equipment increased $9.7 million. Other equipment rentals increased $2.7 million, while crane and lift truck rental revenues each increased approximately $1.7 million. Our average rental rates for the year ended December 31, 2013 increased 6.9% compared to the year ended December 31, 2012.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2013 improved to 35.7% from 35.3% in 2012, an increase of 0.4%. The increase in comparative rental equipment dollar utilization was primarily driven by a 6.9% increase in average rental rates and the mix of equipment rented, which was partially offset by a 1.8% decrease in rental equipment time utilization based on the number of rental equipment units available for rent. Rental equipment time utilization based on the number of rental equipment units available for rent was 65.7% for the year ended December 31, 2013 compared to 67.5% in the same period last year. Rental equipment time utilization as a percentage of original equipment cost was 70.8% for the year ended December 31, 2013 compared to 72.0% in the same period last year, a decrease of 1.2%. The decrease in equipment rental time utilization based on the number of units available for rent and based on original equipment cost is reflective of the 13.3% growth in our rental fleet size from $883.0 million at December 31, 2012 to $1.0 billion at December 31, 2013.

New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2013 increased approximately $53.0 million, or 22.0%, to $294.8 million from $241.7 million in 2012. Sales of new cranes increased $26.2 million and sales of new earthmoving equipment increased $20.0 million. Sales of new aerial work platform equipment increased $6.4 million, while sales of new lift trucks increased approximately $0.5 million. Sales of new other equipment were consistent with prior year results.

Used Equipment Sales Revenues. Our used equipment sales increased $37.0 million, or 35.4%, to approximately $141.6 million for the year ended December 31, 2013, from $104.6 million for the same period in 2012. Sales of used cranes increased $19.6 million and sales of used aerial work platform equipment increased $17.9 million, while sales of used other equipment increased $1.4 million. These increases in used equipment sales were partially offset by a $1.2 million decrease in used lift truck sales and a $0.7 million decrease in used earthmoving equipment sales.

Parts Sales Revenues. Our parts sales revenues increased approximately $3.6 million, or 3.6%, to $103.2 million for the year ended December 31, 2013 from $99.6 million for the same period in 2012. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the year ended December 31, 2013 increased $0.1 million, or 0.3%, to $56.7 million from $56.6 million in 2012.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2013, our other revenues were $52.6 million, an increase of $6.4 million, or 13.9%, from $46.2 million in 2012. The increase was primarily due to an increase in the volume of these services in conjunction with the related improvements of our primary business activities.

Gross Profit.

	For the Year Ended December 31,		Total Dollar Change Increase	Total Percentage Change Increase
	2013	2012
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$161,649	$135,623	$26,026	19.2%
New equipment sales	31,881	27,524	4,357	15.8%
Used equipment sales	40,867	30,575	10,292	33.7%
Parts sales	28,933	27,298	1,635	6.0%
Services revenues	35,660	34,577	1,083	3.1%
Non-Segmented revenues	2,846	1,705	1,141	66.9%

Total gross profit	$301,836	$257,302	$44,534	17.3%

Total Gross Profit. Our total gross profit was $301.8 million for the year ended December 31, 2013 compared to $257.3 million for the year ended December 31, 2012, an increase of $44.5 million, or 17.3%. Total gross profit margin for the year ended December 31, 2013 was 30.6%, a decrease of 0.1% from the 30.7% gross profit margin for the same period in 2012. Gross profit and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2013 increased $26.0 million, or 19.2%, to $161.6 million from $135.6 million in 2012. The increase in equipment rentals gross profit was the result of a $50.3 million increase in rental revenues for the year ended December 31, 2013, which was partially offset by a $5.4 million increase in rental expenses and an $18.9 million increase in rental equipment depreciation expense. The increases in rental expenses and rental equipment depreciation expense were due to a larger fleet size in 2013 as compared to 2012. As a percentage of equipment rental revenues, rental expenses were approximately 16.4% for the year ended December 31, 2013 compared to 17.3% for the same period last year. This percentage decrease was primarily attributable to the increase in comparative rental revenues. Depreciation expense was 36.0% for the year ended December 31, 2013 compared to 35.7% for the same period in 2012, an increase of 0.3%. The increase in depreciation expense as a percentage of equipment rental revenues is primarily due to a younger fleet and an increase in original equipment replacement cost.

Gross profit margin on equipment rentals for the year ended December 31, 2013 was 47.7%, up 0.7% from 47.0% for the same period in 2012. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from higher average rental rates, combined with the decrease in rental expenses as a percentage of equipment rental revenues. The improvement in gross profit margin was partially offset by a slight increase in depreciation expense as a percentage of equipment rental revenues.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2013 increased $4.4 million, or 15.8%, to $31.9 million compared to $27.5 million for the same period in 2012 on an increase in total new equipment sales of $53.0 million. Gross profit margin on new equipment sales for the year ended December 31, 2013 was 10.8%, a decrease of 0.6% from 11.4% for the same period in 2012, primarily reflecting the mix of cranes sold combined with lower margins on sales of new earthmoving equipment in 2013 resulting from a few large volume package deals in the third and fourth quarters of 2013. Large volume package deals typically carry lower margins than smaller package deals or individual sales of new earthmoving equipment.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2013 increased $10.3 million, or 33.7%, to $40.9 million from $30.6 million in the same period in 2012 on an increase in used equipment sales of $37.0 million. Gross profit margin on used equipment sales for the year ended December 31, 2013 was 28.9%, down 0.3% from 29.2% for the same period in 2012, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 80.9% and 86.6% of our used equipment sales for the years ended December 31, 2013 and 2012, respectively, were approximately 150.8% and 148.5% of net book value for the twelve month periods ended December 31, 2013 and 2012, respectively.

Parts Sales Gross Profit. For the year ended December 31, 2013, our parts sales revenue gross profit increased approximately $1.6 million, or 6.0%, to $28.9 million from $27.3 million for the same period in 2012 on a $3.6 million increase in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2013 was 28.0%, an increase of 0.6% from 27.4% in the same period in 2012, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the year ended December 31, 2013, our services revenues gross profit increased $1.1 million, or 3.1%, to $35.7 million from $34.6 million for the same period in 2012 in part due to a $0.1 million increase in services revenues. Gross profit margin on services revenues for the year ended December 31, 2013 was 62.9%, up 1.8% from 61.1% in the same twelve month period in 2012, as a result of our services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit improved to $2.8 million for the year ended December 31, 2013 from $1.7 million for the same period in 2012, an increase of $1.1 million, or 66.9%. On a gross margin basis, gross profit margin on non-segmented other revenues for the year ended December 31, 2013 was 5.4% compared to a gross profit margin of 3.7% in the same period last year, primarily reflecting a $6.4 million improvement in comparative non-segmented other revenues.

Selling, General and Administrative Expenses. SG&A expenses increased $19.4 million, or 11.3%, to $189.1 million for the year ended December 31, 2013 from $169.7 million for the year ended December 31, 2012. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $11.9 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental and sales revenues, as well as higher health insurance costs related to increases in our number of employees compared to last year and in the health insurance costs per claim. Stock-based compensation expenses were $2.6 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively. Professional fees increased $2.1 million and liability insurance costs increased $0.7 million. Depreciation expense increased $2.2 million and promotional expenses increased $1.1 million. Other general corporate overhead net expenses increased approximately $1.5 million. Of the total $19.4 million increase in SG&A expenses, approximately $3.3 million was attributable to branch locations that have opened since December 31, 2012. As a percentage of total revenues, SG&A expenses were 19.1% for the year ended December 31, 2013, a decrease of 1.2% from 20.3% for the same period in 2012, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the year ended December 31, 2013, our net other expenses increased $5.4 million to approximately $50.2 million from $44.8 million for the same period in 2012. Included in other income (expense) for the year ended December 31, 2012 is a $10.2 million loss on the early extinguishment of debt, as discussed in the “Loss on Early Extinguishment of Debt” section immediately below. Interest expense increased $15.9 million to $51.4 million for the year ended December 31, 2013 from $35.5 million for the same period in 2012. The increase in interest expense is the net result of a $15.4 million increase in interest expense related to our senior unsecured notes and a $1.2 million increase in interest expense related to the Credit Facility. The increase in interest expense on our senior unsecured notes is primarily due to an increase in the aggregate principal amount of these notes from $250 million to $630 million, which was partially offset by the lower interest rate on the new notes. The increase in interest expense related to the Credit Facility is largely due to an increase in the average amount of borrowings under the Credit Facility during the current year as compared to last year. These increases were partially offset by a $0.8 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases. Other income increased $0.3 million.

Loss on Early Extinguishment of Debt. As more fully described in note 8 to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K, we recorded a one-time loss on the early extinguishment of the $250 million aggregate principal amount of our Old Notes in the year ended December 31, 2012 of approximately $10.2 million, or approximately $6.6 million after-tax, reflecting payment of $5.0 million of tender premiums associated with our purchase of the Old Notes and $2.6 million to redeem the remaining untendered Old Notes, combines with the write-off of approximately $2.6 million of unamortized deferred financing costs of the Old Notes.

Income Taxes. We recorded income tax expense of $21.0 million for the year ended December 31, 2013 compared to an income tax expense of $15.6 million for the year ended December 31, 2012. Our effective income tax rate for the year ended December 31, 2013 was 32.3% compared to 35.1% for 2012, a decrease of 2.8%. Our effective tax rate decreased as a result of pre-tax income in relation to higher favorable permanent differences for the year ended December 31, 2013. We also recorded a reduction of book goodwill of approximately $0.9 million in the year ended December 31, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2013 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

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

Services Revenues. Our services revenues for the year ended December 31, 2012 increased $2.6 million, or 4.8%, to $56.6 million from $54.0 million in 2011. The increase in services revenues was largely due to an increase in demand for services in conjunction with the improvements in our rental and sales businesses.

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

Loss on Early Extinguishment of Debt. As more fully described in note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we recorded a one-time loss on the early extinguishment of the $250 million aggregate principal amount of our Old Notes in the year ended December 31, 2012 of approximately $10.2 million, or approximately $6.6 million after-tax, reflecting payment of $5.0 million of tender premiums associated with our repurchase of the Old Notes and $2.6 million to redeem the remaining untendered Old Notes, combined with the write-off of approximately $2.6 million of unamortized deferred financing costs of the Old Notes.

Income Taxes. We recorded income tax expense of $15.6 million for the year ended December 31, 2012 compared to an income tax expense of $3.2 million for the year ended December 31, 2011. Our effective income tax rate for the year ended December 31, 2012 was 35.1% compared to 26.5% for 2011. Our effective tax rate increased as a result of higher pre-tax income in relation to permanent differences for the year ended December 31, 2012. We also recorded a reduction of book goodwill of approximately $1.9 million in the year ended December 31, 2012, respectively, for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2012 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2013, the cash provided by our operating activities was approximately $138.7 million. Our reported net income of approximately $44.1 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, amortization of deferred financing costs, accretion of note discount (net of premium amortization), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, writedown of goodwill for tax-deductible goodwill in excess of book goodwill, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $166.9 million. These cash flows from operating activities were also positively impacted by a $31.7 million increase in accounts payable and a $3.9 million increase in accrued expenses payable and other liabilities. Additionally, accounts receivable decreased $6.5 million. Offsetting these positive cash flows was an increase of $67.8 million in inventories as a result of increasing demand and improving sales of new and used equipment. Also offsetting our operating cash flows were a $0.8 million increase in prepaid expenses and other assets and a $1.8 million decrease in manufacturing flooring plans payable.

For the year ended December 31, 2012, the cash provided by our operating activities was $41.0 million. Our reported net income of $28.8 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, loss on early extinguishment of debt, writedown of goodwill for tax-deductible goodwill in excess of book goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $146.3 million. These cash flows from operating activities were also positively impacted by a $12.0 million increase in accrued expenses payable. Offsetting these positive cash flows were an increase of $43.1 million in inventories as a result of increasing demand and improving sales of new and used equipment and a $39.8 million increase in accounts receivable reflecting the increase in our rental revenues this year compared to last year combined with the timing of equipment sales made in the fourth quarter of 2012 and subsequently collected in the first quarter of 2013. Also decreasing our operating cash flows were a $26.9 million decrease in accounts payable, which is primarily reflective of the timing our accounts payable disbursement process in the normal course of business, and a $7.5 million decrease in manufacturing flooring plans payable.

Cash Flow from Investing Activities. For the year ended December 31, 2013, cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of $179.6 million. This was a result of purchases of rental and non-rental equipment totaling $296.9 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $117.4 million.

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

Cash Flow from Financing Activities. For the year ended December 31, 2013, cash provided by our financing activities was approximately $49.7 million. Net proceeds from our 7% senior notes due 2022 issued on February 4, 2013 (the “Add-on Notes”) were approximately $107.3 million. Excess tax benefits realized from stock-based awards totaled $0.3 million. Partially offsetting these positive cash flows were net payments under the Credit Facility of $0.1 million, payments of deferred financing costs of $0.7 million and dividends paid of $0.9 million. Additionally, purchases of treasury stock totaled $0.9 million and payments on capital leases were $0.2 million.

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

As amended, the Credit Facility provides, among other things, a $402.5 million senior secured asset based revolver which includes a $30.0 million letter of credit facility, and, after giving effect to the increase provided for in Amendment No. 3, a $47.5 million incremental facility. In addition, the borrowers under the Credit Facility remain the same, the Credit Facility remains secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries continue to provide a guaranty of the obligations under the Credit Facility. The credit facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). The Credit Facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). As of December 31, 2013, we were in compliance with our financial covenants under the Credit Facility.

At December 31, 2013, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 125 basis points or LIBOR plus 225 basis points. The weighted average interest rate at December 31, 2013 was approximately 2.7%. At February 24, 2014, we had $314.0 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2013 were approximately $303.3 million, including $35.9 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2013 were $29.5 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of February 24, 2014, we had $314.0 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit.

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

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Parts and services activities are typically less affected by changes in demand caused by seasonality.

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

In the normal course of our business activities, we may lease real estate, rental equipment and non-rental equipment under operating leases. See “Contractual and Commercial Commitments” below.

Contractual and Commercial Commitments

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2013.

	Payments Due by Year
	Total	2014	2015-2016	2017-2018	Thereafter
	(Amounts in thousands)
Senior unsecured notes payable	$630,000	$—	$—	$—	$630,000
Interest payments on senior unsecured notes(1)	396,900	44,100	88,200	88,200	176,400
Credit Facility	102,460	—	—	102,460	—
Interest payments on Credit Facility(1)	13,658	4,225	8,450	983	—
Capital lease obligations (including interest)(2)	3,295	333	666	666	1,630
Operating leases(3)	95,441	12,504	21,191	14,864	46,882
Other long-term obligations(4)	49,061	22,610	19,593	6,858	—

Total contractual cash obligations(5)	$1,290,815	$83,772	$138,100	$214,031	$854,912

(1)	Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity. Interest on Credit Facility assumes the interest rate in effect at December 31, 2013 and includes the unused commitment fee.
(2)	This includes a capital lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the lease.
(3)	This includes total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.
(4)	Amounts include $49.1 million in manufacturer flooring plans payable, which is used to finance our purchases of inventory and rental equipment.
(5)	We had an unrecognized tax benefit of approximately $5.9 million at December 31, 2013. This liability is not included in the table above as this amount relates to federal income taxes and any liability subsequently determined and potentially assessed by the IRS would be offset against our Net Operating Losses for the related tax years and no cash payment would be required.

As of December 31, 2013, we had a standby letter of credit issued under our Credit Facility totaling $6.5 million. On January 1, 2014, we renewed that letter of credit for $6.5 million for a one-year term, expiring on January 1, 2015.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At December 31, 2013, we had total borrowings outstanding under the Credit Facility of approximately $102.5 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.0 million increase in interest expense on an annualized basis. At February 24, 2014, we had $314.0 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of September 30, 2013 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8. Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries

See note 16 to the consolidated financial statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this annual report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

February 28, 2014

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2013	2012
	(Amounts in thousands, except share amounts)

Assets
Cash	$17,607	$8,894
Receivables, net of allowance for doubtful accounts of $3,651 and $4,593, respectively	131,970	141,667
Inventories, net of reserves for obsolescence of $647 and $618, respectively	111,640	79,970
Prepaid expenses and other assets	6,024	5,207
Rental equipment, net of accumulated depreciation of $309,944 and $296,920, respectively	688,710	583,349
Property and equipment, net of accumulated depreciation and amortization of $75,994 and $68,101, respectively	98,503	86,189
Deferred financing costs, net of accumulated amortization of $10,176 and $9,423, respectively	4,689	5,049
Goodwill	31,197	32,074

Total assets	$1,090,340	$942,399

Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$102,460	$157,719
Accounts payable	67,779	36,119
Manufacturer flooring plans payable	49,062	50,839
Dividends payable	633	1,488
Accrued expenses payable and other liabilities	54,439	50,522
Senior unsecured notes (net of unaccreted discount of $1,454 and $8,935, respectively)	628,546	521,065
Capital leases payable	2,278	2,447
Deferred income taxes	88,291	71,589
Deferred compensation payable	2,040	1,975

Total liabilities	995,528	893,763

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,023,594 and 38,917,619 shares issued at December 31, 2013 and 2012, respectively, and 35,200,398 and 35,141,870 shares outstanding at December 31, 2013 and 2012, respectively	389	388
Additional paid-in capital	215,775	212,850
Treasury stock at cost, 3,823,196 and 3,775,749 shares of common stock held at December 31, 2013 and 2012, respectively	(58,468)	(57,578)
Retained deficit	(62,884)	(107,024)

Total stockholders’ equity	94,812	48,636

Total liabilities and stockholders’ equity	$1,090,340	$942,399

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012	2011
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$338,935	$288,641	$228,038
New equipment sales	294,768	241,721	220,211
Used equipment sales	141,560	104,563	85,347
Parts sales	103,174	99,621	94,511
Services revenues	56,694	56,554	53,954
Other	52,625	46,215	38,490

Total revenues	987,756	837,315	720,551

Cost of revenues:
Rental depreciation	121,948	102,966	86,781
Rental expense	55,338	50,052	46,599
New equipment sales	262,887	214,197	196,152
Used equipment sales	100,693	73,988	65,042
Parts sales	74,241	72,323	69,222
Services revenues	21,034	21,977	21,024
Other	49,779	44,510	43,028

Total cost of revenues	685,920	580,013	527,848

Gross profit	301,836	257,302	192,703

Selling, general and administrative expenses	189,062	169,653	153,354
Gain from sales of property and equipment, net	2,549	1,592	793

Income from operations	115,323	89,241	40,142

Other income (expense):
Interest expense	(51,404)	(35,541)	(28,727)
Loss on early extinguishment of debt	—	(10,180)	—
Other, net	1,228	928	726

Total other expense, net	(50,176)	(44,793)	(28,001)

Income before provision for income taxes	65,147	44,448	12,141
Provision for income taxes	21,007	15,612	3,215

Net income	$44,140	$28,836	$8,926

Net income per common share:
Basic	$1.26	$0.83	$0.26

Diluted	$1.26	$0.82	$0.26

Weighted average common shares outstanding:
Basic	35,041	34,890	34,759

Diluted	35,146	34,978	34,887

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Amounts in thousands, except share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity

Balances at December 31, 2010	38,699,666	$386	$209,111	$(56,330)	$101,083	$254,250

Stock-based compensation	—	—	1,327	—	—	1,327
Tax benefits associated with stock-based awards	—	—	257	—	—	257
Issuance of non-vested restricted common stock	109,275	1	—	—	—	1

Repurchases of 42,016 shares of restricted common stock	—	—	—	(554)	—	(554)

Net income	—	—	—	—	8,926	8,926

Balances at December 31, 2011	38,808,941	387	210,695	(56,884)	110,009	264,207

Stock-based compensation	—	—	1,862	—	—	1,862
Tax benefits associated with stock-based awards	—	—	293	—	—	293
Issuance of non-vested restricted common stock	108,678	1	—	—	—	1
Repurchases of 46,064 shares of restricted common stock	—	—	—	(694)	—	(694)
Cash dividend on common stock ($7.00 per share)	—	—	—	—	(245,869)	(245,869)
Net income	—	—	—	—	28,836	28,836

Balances at December 31, 2012	38,917,619	388	212,850	(57,578)	(107,024)	48,636
Stock-based compensation	—	—	2,618	—	—	2,618
Tax benefits associated with stock-based awards	—	—	307	—	—	307
Issuance of non-vested restricted common stock	105,975	1	—	—	—	1
Repurchases of 40,109 shares of restricted common stock	—	—	—	(890)	—	(890)
Net income	—	—	—	—	44,140	44,140

Balances at December 31, 2013	39,023,594	$389	$215,775	$(58,468)	$(62,884)	$94,812

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012	2011
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$44,140	$28,836	$8,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,955	13,481	12,255
Depreciation of rental equipment	121,948	102,966	86,781
Amortization of deferred financing costs	1,094	1,555	1,388
Accretion of note discount, net of premium amortization	231	—	—
Amortization of intangible assets	—	66	362
Provision for losses on accounts receivable	3,194	3,480	3,182
Provision for inventory obsolescence	220	126	210
Provision for deferred income taxes	16,702	12,973	2,697
Stock-based compensation expense	2,618	1,862	1,327
Loss on early extinguishment of debt	—	10,180	—
Gain from sales of property and equipment, net	(2,549)	(1,592)	(793)
Gain from sales of rental equipment, net	(38,575)	(29,559)	(18,788)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	877	1,944	—
Changes in operating assets and liabilities:
Receivables	6,503	(39,808)	(9,382)
Inventories	(67,754)	(43,137)	(21,561)
Prepaid expenses and other assets	(815)	16	3,457
Accounts payable	31,659	(26,886)	4,569
Manufacturer flooring plans payable	(1,777)	(7,479)	(16,740)
Accrued expenses payable and other liabilities	3,916	12,032	2,491
Deferred compensation payable	65	(33)	4

Net cash provided by operating activities	138,652	41,023	60,385

Cash flows from investing activities:
Purchases of property and equipment	(29,479)	(37,361)	(18,433)
Purchases of rental equipment	(267,465)	(268,229)	(127,235)
Proceeds from sales of property and equipment	2,759	2,058	1,382
Proceeds from sales of rental equipment	114,595	90,542	63,358

Net cash used in investing activities	(179,590)	(212,990)	(80,928)

Cash flows from financing activities:
Excess tax benefit from stock-based awards	307	293	257
Purchases of treasury stock	(890)	(694)	(554)
Borrowings on senior secured credit facility	1,058,990	1,032,285	557,884
Payments on senior secured credit facility	(1,114,249)	(890,621)	(541,829)
Payments of deferred financing costs	(733)	(3,227)	—
Dividend paid	(855)	(244,381)	—
Principal payments on senior unsecured notes	—	(257,576)	—
Proceeds from issuance of senior unsecured notes	107,250	520,725	—
Payments of capital lease obligations	(169)	(158)	(149)

Net cash provided by financing activities	49,651	156,646	15,609

Net increase (decrease) in cash	8,713	(15,321)	(4,934)
Cash, beginning of year	8,894	24,215	29,149

Cash, end of year	$17,607	$8,894	$24,215

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012	2011
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$35,864	$28,192	$28,356

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$49,252	$29,664	$27,345
Income taxes paid, net of refunds received	$2,479	$347	$(1,694)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

Organization

Prior to our initial public offering in February 2006, our business was conducted through H&E Equipment Services L.L.C. (“H&E LLC”). In connection with our initial public offering, we converted H&E LLC, a Louisiana limited liability company and the wholly-owned operating subsidiary of H&E Holding L.L.C. (“Holdings”), into H&E Equipment Services, Inc., a Delaware corporation. In order to have an operating Delaware corporation as the issuer of our initial public offering, immediately prior to the closing of the initial public offering, on February 3, 2006, H&E LLC and Holdings merged with and into us (H&E Equipment Services, Inc.), with us surviving the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and Holdings no longer existed under operation of law pursuant to the reincorporation merger. In these transactions (collectively, the “Reorganization Transactions”), holders of preferred limited liability company interests and holders of common limited liability company interests in Holdings received shares of our common stock.

Nature of Operations

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. By providing equipment sales, rental, on-site parts, and repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full-service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal, and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and services operations.

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

We capitalize interest on qualified construction projects. Costs associated with internally developed software are accounted for in accordance with FASB ASC 350-40, Internal-Use Software (“ASC 350-40”), which provides guidance for the treatment of costs associated with computer software development and defines the types of costs to be capitalized and those to be expensed.

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

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), when events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2013, 2012 or 2011.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to first use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. We performed a qualitative assessment in 2012 and 2013 and determined that it is more likely than not that the fair value of our reporting units exceed their respective carrying values at the October 1, 2012 and 2013 valuation dates and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon improving macroeconomic conditions and positive trends within our industry and market during 2012 and 2013, combined with continuing positive operating results in comparison to prior periods and our internal forecasts, and with consideration of the cushion between the reporting unit’s fair value and carrying value from our most recent quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2012 and 2013 valuation dates and there was no goodwill impairment at October 1, 2012 and 2013.

To determine if any of our reporting units are impaired under the prescribed two-step goodwill test, we must determine whether the fair value of each of our reporting units is greater than their respective carrying value. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be calculated and compared to its carrying value to measure the amount of impairment. The implied fair value of goodwill is calculated by allocating the fair value of the reporting unit to all assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination (purchase price allocation). The excess of the fair value of the reporting unit over the amounts assigned is the implied fair value of goodwill. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for the excess amount. We determine the fair value of our reporting units using a discounted cash flow analysis or by applying various market multiples or a combination thereof. There were no impairment charges for the years ended December 31, 2011, 2012 or 2013.

The changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2013 and 2012 were as follows (amounts in thousands):

	Equipment Rentals Component 2	Used Equipment Sales	Parts Sales	Total
Balance at January 1, 2011	$20,427	$6,712	$6,880	$34,019
Reductions(1)	(1,201)	(401)	(343)	(1,945)

Balance at December 31, 2012	19,226	6,311	6,537	32,074
Reductions(1)	(526)	(174)	(177)	(877)

Balance at December 31, 2013	$18,700	$6,137	$6,360	$31,197

(1)	Writedown of goodwill for tax-deductible goodwill in excess of book goodwill.

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

We closed three branches during the year ended December 31, 2011, one branch during 2012 and one branch during 2013 in markets where long-term prospects did not support continued operations. Under ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. Although we do not expect to incur material charges related to branch closures, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs. Costs incurred for the closed branches in 2011,

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012 and 2013 did not have a material impact on the Company’s consolidated financial statements. As of the date of this Annual Report on Form 10-K, the Company has not identified any other branch facilities with a more than likely probability of closing where the associated costs pursuant to ASC 420 are expected to be material.

Deferred Financing Costs and Initial Purchasers’ Discounts

Deferred financing costs include legal, accounting and other direct costs incurred in connection with the issuance, and amendments thereto, of the Company’s debt. These costs are amortized over the terms of the related debt using the straight-line method which approximates amortization using the effective interest method. Initial purchasers’ discount, or underwriters’ discount, is the differential between the price paid to an issuer for the new issue and the prices at which the securities are initially offered to the investing public. The amortization expense of deferred financing costs and accretion of initial purchasers’ discounts are included in interest expense as an overall cost of the related financings.

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2013, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled $3.5 million and our health insurance reserves totaled $1.4 million. At December 31, 2012, our claims reserves related to workers compensation, general liability and automobile liability totaled $3.5 million and our health insurance reserves totaled $1.4 million.

Sales Taxes

We impose and collect significant amounts of sales taxes concurrent with our revenue-producing transactions with customers and remit those taxes to the various governmental agencies as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of operations on a net basis.

Advertising

Advertising costs are expensed as incurred and totaled $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In accordance with ASC 740, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax provisions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes both interest and penalties related to uncertain tax positions in net other income (expense). During the fourth quarter of fiscal 2013, we adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The adoption of ASU 2013-11 had no material impact to our financial position or results of operations.

Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three broad levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2013 and 2012 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	December 31, 2013
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$49,062	$42,686
Senior unsecured notes with interest computed at 7.0% (Level 1)	630,000	686,700
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,278	1,717
Letter of credit (Level 3)	—	146

	December 31, 2012
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$50,839	$44,232
Senior unsecured notes with interest computed at 7.0% (Level 1)	530,000	564,450
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,447	1,919
Letter of credit (Level 3)	—	162

During 2013 and 2012, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value heirarchy.

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

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2013, we purchased approximately 65% from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Earnings per Share

Earnings per common share for the years ended December 31, 2013, 2012 and 2011 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2013	2012	2011
Basic net income per share:
Net income	$44,140	$28,836	$8,926
Weighted average number of common shares outstanding	35,041	34,890	34,759
Net income per common share — basic	$1.26	$0.83	$0.26

Diluted net income per share:
Net income	$44,140	$28,836	$8,926
Weighted average number of common shares outstanding	35,041	34,890	34,759
Effect of dilutive securities:
Effect of dilutive non-vested stock	105	88	128

Weighted average number of common shares outstanding — diluted	35,146	34,978	34,887
Net income per common share — diluted	$1.26	$0.82	$0.26

Common shares excluded from the denominator as anti-dilutive:
Stock options	—	51	51
Non-vested stock	1	65	—

Stock-Based Compensation

We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 3,614,426 shares of common stock as of December 31, 2013.

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

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2012	278,634	$10.77
Granted	108,678	$15.16
Vested	(151,416)	$9.48
Forfeited	(5,481)	$12.35

Non-vested stock at December 31, 2012	230,415	$13.65
Granted	86,911	$21.83
Vested	(122,121)	$12.37
Forfeited	(7,338)	$15.35

Non-vested stock at December 31, 2013	187,867	$18.21

As of December 31, 2013, we had unrecognized compensation expense of approximately $2.9 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 1.9 years.

The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2013	2012	2011
Compensation expense	$2,618	$1,806	$1,328

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

Stock Options

No stock options were granted during 2013, 2012 or 2011. At December 31, 2013, we had no unrecognized compensation expense related to prior stock option awards.

The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2013	2012	2011
Compensation expense	$—	$56	$—

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents stock option activity for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price(1)	Weighted Average Contractual Life In Years
Outstanding options at January 1, 2012	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2012	51,000	$17.80	3.5
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2013	51,000	$17.80	2.5

Options exercisable at December 31, 2013	51,000	$17.80	2.5

(1)	Weighted average exercise prices shown above include a reduction of $7.00 per share to reflect the equitable adjustment to the exercise prices in connection with the declaration and payment of a special, one-time cash dividend of $7.00 per share in the third quarter of 2012.

In connection with the Company’s payment of the special, one-time cash dividend of $7.00 per share in 2012, the exercise prices of all outstanding stock options grants were adjusted downward by $7.00 per share. The modification of stock options resulted in an additional $0.1 million of stock compensation expense.

The aggregate intrinsic value of our outstanding and exercisable options at December 31, 2013 was approximately $0.6 million.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to affect the Company’s financial reporting.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2013	2012
Trade receivables	$130,199	$141,698
Unbilled rental revenue	5,290	4,465
Income tax receivables	116	93
Other	16	4

	135,621	146,260
Less allowance for doubtful accounts	(3,651)	(4,593)

Total receivables, net	$131,970	$141,667

We charge off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote.

(4)	Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2013	2012
New equipment	$89,833	$55,798
Used equipment	5,558	8,643
Parts, supplies and other	16,249	15,529

Total inventories, net	$111,640	$79,970

The above amounts are net of reserves for inventory obsolescence at December 31, 2013 and 2012 totaling $0.6 million and $0.6 million, respectively.

(5)	Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2013	2012
Land	$6,833	$6,833
Transportation equipment	60,987	52,816
Building and leasehold improvements	39,253	32,419
Office and computer equipment	46,556	44,288
Machinery and equipment	10,757	9,159
Property under capital leases	3,217	3,217
Construction in progress	6,894	5,558

	174,497	154,290
Less accumulated depreciation and amortization	(75,994)	(68,101)

Total net property and equipment	$98,503	$86,189

Total depreciation and amortization on property and equipment was $17.0 million, $13.5 million and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in the office and computer equipment category above at December 31, 2013 and 2012 is approximately $26.9 million of capitalized costs, including $0.6 million, of capitalized interest, related to the implementation of our enterprise resource planning system. Unamortized computer software costs related to the enterprise resource planning system at December 31, 2013 and 2012 was $11.4 million and $15.3 million, respectively, while related amortization expense in 2013 and 2012 totaled approximately $3.8 million each year. The enterprise resource planning system was substantially complete and ready for its intended use on or around January 19, 2010. Interest costs capitalized for the year ended December 31, 2012 was $0.2 million. Amounts capitalized in 2012 relate primarily to the construction of the Company’s new corporate headquarters and the consolidation of the Company’s Baton Rouge and Gonzales, Louisiana branch facilities, which was completed in the fourth quarter of 2012.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged between 0% to the prime rate (3.25% at December 31, 2013) plus an applicable margin at December 31, 2013. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2013 for each of the next five years ending December 31 are as follows (amounts in thousands):

2014	$22,610
2015	19,593
2016	6,859
2017	—
2018	—
Thereafter	—

Total	$49,062

(7)	Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2013	2012
Payroll and related liabilities	$20,665	$16,883
Sales, use and property taxes	7,712	6,036
Accrued interest	15,101	14,338
Accrued insurance	3,243	3,357
Deferred revenue	4,268	4,015
Other	3,450	5,893

Total accrued expenses payable and other liabilities	$54,439	$50,522

(8)	Senior Unsecured Notes

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2013, we were in compliance with these covenants.

On February 4, 2013, the Company closed on its offering of $100 million aggregate principal amount of 7% senior notes due 2022 (the “Add-on Notes”) in an unregistered offering through a private placement. The Add-on

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table reconciles our Senior Secured Notes to our Consolidated Balance Sheets (amounts in thousands):

Aggregate principal amount issued on August 20, 2012	$530,000
Initial purchasers’ discount	(9,275)
Accretion of discount through December 31, 2012	340

Balance at December 31, 2012	521,065
Aggregate principal amount issued on February 4, 2013	100,000
Premium on notes issued	8,500
Initial purchaser’s discount	(1,250)
Accretion of discount through December 31, 2013	1,044
Amortization of note premium through December 31, 2013	(813)

Balance at December 31, 2013	$628,546

(9)	Senior Secured Credit Facility

We and our subsidiaries are parties to the senior secured Credit Facility with General Electric Capital Corporation as agent, and the lenders named therein (the “Lenders”). On February 29, 2012, the Company

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As amended, the Credit Facility provides, among other things, a $402.5 million senior secured asset based revolving facility which includes a $30.0 million letter of credit facility, and a $47.5 million incremental facility. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries provide a guaranty of the obligations under the Credit Facility. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 in the event that our excess borrowing availability is below approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). The Credit Facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). As of December 31, 2013, we were in compliance with our financial covenants under the Credit Facility.

At December 31, 2013, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at December 31, 2013 was approximately 2.7%. At February 24, 2014, we had $314.0 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Capital Lease Obligations

As of December 31, 2013, we had two capital lease obligations, expiring in 2022 and 2029, respectively. Future minimum capital lease payments, in the aggregate, existing at December 31, 2013 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2014	$333
2015	333
2016	333
2017	333
2018	333
Thereafter	1,630

Total minimum lease payments	3,295
Less: amount representing interest	(1,017)

Present value of minimum lease payments	$2,278

(11)	Income Taxes

Our income tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2013:
U.S. Federal	$1,262	$16,306	$17,568
State	1,860	1,579	3,439

	$3,122	$17,885	$21,007

Year ended December 31, 2012:
U.S. Federal	$—	$13,187	$13,187
State	400	2,025	2,425

	$400	$15,212	$15,612

Year ended December 31, 2011:
U.S. Federal	$—	$2,621	$2,621
State	262	332	594

	$262	$2,953	$3,215

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2013	2012
Deferred tax assets:
Accounts receivable	$1,388	$1,755
Inventories	253	241
Net operating losses	10,802	19,423
AMT and general business tax credits	2,619	1,356
Sec 263A costs	1,243	892
Accrued liabilities	4,109	3,708
Deferred compensation	1,932	1,126
Accrued interest	580	555
Stock-based compensation	471	534
Goodwill and intangible assets	3,988	5,026
Other assets	37	74

	27,422	34,690
Deferred tax liabilities:
Property and equipment	(114,107)	(104,680)
Investments	(1,606)	(1,599)

	(115,713)	(106,279)

Net deferred tax liabilities	$(88,291)	$(71,589)

The reconciliation between income taxes computed using the statutory federal income tax rate of 35% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2013	2012	2011
Computed tax at statutory rates	$22,801	$15,557	$(4,249)
Permanent items — other	716	741	415
Permanent items — excess of tax deductible goodwill	(4,673)	(2,130)	(2,130)
State income tax (benefit), net of federal tax effect	2,651	1,592	342
Increase in uncertain tax positions	(488)	(148)	339
Other	—	—	—

	$21,007	$15,612	$3,215

At December 31, 2013, we had available federal net operating loss carry forwards of approximately $55.3 million, which expire in varying amounts from 2029 through 2030. We also had federal alternative minimum tax credit carry forwards at December 31, 2013 of approximately $2.1 million which do not expire and $0.5 million general business credit carry forwards that expire in varying amounts from 2025 and 2029.

Management has concluded that it is more likely than not that the deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce the deferred tax assets as of December 31, 2013.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follow (in thousands):

	2013	2012
Gross unrecognized tax benefits at January 1	$6,515	$6,663
Increases in tax positions taken in prior years	11	—
Decreases in tax positions taken in prior years	(84)	—
Increases in tax positions taken in current year	—	—
Decreases for tax positions taken in current year	—	—
Settlements with taxing authorities	(285)	(148)
Lapse in statute of limitations	(214)	—

Gross unrecognized tax benefits at December 31	$5,943	$6,515

The gross amount of unrecognized tax benefits as of December 31, 2013 includes approximately $0.3 million of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.

Our U.S. federal tax returns for 2010 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2007 and subsequent years. An examination of our Federal Tax Returns by the IRS for the tax years 2005 through 2009 recently concluded with no material adjustments resulting therefrom.

(12)	Commitments and Contingencies

Operating Leases

As of December 31, 2013, we lease certain real estate related to our branch facilities as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2034. Our real estate leases provide for varying terms, including customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property leases and equipment leases under non-cancelable operating lease agreements for the years ended December 31, 2013, 2012 and 2011 amounted to approximately $12.4 million, $12.8 million and $12.6 million, respectively.

Future minimum operating lease payments existing at December 31, 2013 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2014	$12,504
2015	11,422
2016	9,769
2017	7,930
2018	6,934
Thereafter	46,882

$95,441

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit

The Company had outstanding letters of credit issued under its Credit Facility totaling $6.5 million as of December 31, 2013 and 2012, respectively. The 2013 letter of credit expired in January 2013 and was renewed for $6.5 million for a one-year period expiring in January 2015.

(13)	Employee Benefit Plan

We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2013, 2012 and 2011, we contributed to the plan, net of employee forfeitures, $1.7 million, $1.4 million and $1.2 million, respectively.

(14)	Deferred Compensation Plans

In 2001, we assumed in a business combination nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2013, we had obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2013 calendar plan year was 3.25%. The aggregate deferred compensation payable at December 31, 2013 and December 31, 2012 was approximately $2.0 million. Included in these amounts at December 31, 2013 and 2012 was accrued interest of $1.5 million and $1.4 million, respectively.

(15)	Related Party Transactions

John M. Engquist, our Chief Executive Officer, and his sister, Kristan Engquist Dunne, each have a 29.2% beneficial ownership interest in a joint venture, from which we previously leased our Baton Rouge, Louisiana and Kenner, Louisiana branch facilities during the years ended December 31, 2012 and 2011. Four trusts in the names of the children of John M. Engquist and Kristan Engquist Dunne hold in equal amounts interests totaling 16.6% of such joint venture. The remaining 25% interest is beneficially owned by Mr. Engquist’s mother. We paid such entity a total of $0.2 million, $0.2 million and $0.3 million in lease payments for the years ended December 31, 2013, 2012 and 2011, respectively. On January 11, 2011, we purchased the Kenner, Louisiana branch facility from the joint venture for approximately $1.6 million. The Baton Rouge lease expired on its terms effective December 31, 2012.

Mr. Engquist has a 50.0% ownership interest in T&J Partnership from which we lease our Shreveport, Louisiana facility. Mr. Engquist’s mother beneficially owns 50% of the entity. In 2013, 2012 and 2011, we paid T&J Partnership a total of approximately $0.2 million each year in lease payments.

We are party to aircraft charter arrangements with Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. We pay an hourly rate plus fuel and expenses to Gulf Wide Aviation as well as a management service fee to an unrelated third party for the use of the aircraft by various members of our management. In each of the years ended December 31, 2013, 2012 and 2011, our payments in respect of charter (and related) costs to Gulf Wide Aviation totaled approximately $0.2 million, $0.5 million and $0.4 million, respectively. During the third quarter of 2013, the Company ceased operating under the Gulf Wide Aviation charter arrangement in accordance with the terms thereof and began using charter services from an unaffiliated third party.

Mr. Engquist has a 31.25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister have a 12.5% and 6.25% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2013, 2012 and 2011, our purchases totaled approximately $0.2 million, $0.1 million and $0.2 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.2 million, $0.1 million and $20,000, respectively.

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

We expensed approximately $0.2 million for each of the years ended December 31, 2012 and 2011 related to the Consulting Agreement.

(16)	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2013 and 2012 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Total revenues	$212,388	$245,340	$270,449	$259,579
Income from operations	18,716	28,912	33,932	33,763
Income before provision for income taxes	6,951	16,028	20,976	21,192
Net income	4,777	10,809	13,953	14,601
Basic net income per common share(1)	0.14	0.31	0.40	0.42
Diluted net income per common share(1)	0.14	0.31	0.40	0.41

	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter
2012:
Total revenues	$173,665	$209,024	$204,509	$250,117
Income from operations	12,271	23,477	25,035	28,458
Income before provision for income taxes	5,758	16,655	5,273	16,762
Net income(2)	3,955	10,468	3,709	10,704
Basic net income per common share(1)	0.11	0.30	0.11	0.31
Diluted net income per common share(1)	0.11	0.30	0.11	0.31

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.
(2)	As further discussed in Note 8 to the consolidated financial statements, the Company recorded in the third quarter of 2012 a $10.2 million, or $6.6 million after tax, charge for the early extinguishment of debt related to the repurchase and redemption of its $250 million senior unsecured notes.

(17)	Segment Information

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Segment Revenues:
Equipment rentals	$338,935	$288,641	$228,038
New equipment sales	294,768	241,721	220,211
Used equipment sales	141,560	104,563	85,347
Parts sales	103,174	99,621	94,511
Services revenues	56,694	56,554	53,954

Total segmented revenues	935,131	791,100	682,061
Non-Segmented revenues	52,625	46,215	38,490

Total revenues	$987,756	$837,315	$720,551

Segment Gross Profit:
Equipment rentals	$161,649	$135,623	$94,658
New equipment sales	31,881	27,524	24,059
Used equipment sales	40,867	30,575	20,305
Parts sales	28,933	27,298	25,289
Services revenues	35,660	34,577	32,930

Total gross profit from revenues	298,990	255,597	197,241
Non-Segmented gross profit (loss)	2,846	1,705	(4,538)

Total gross profit	$301,836	$257,302	$192,703

	December 31,
	2013	2012
Segment identified assets:
Equipment sales	$95,392	$64,441
Equipment rentals	688,710	583,349
Parts and service	16,248	15,529

Total segment identified assets	800,350	663,319
Non-Segmented identified assets	289,990	279,080

Total assets	$1,090,340	$942,399

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2013, 2012 and 2011 were 1.2%, 2.1% and 1.9%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$17,607	$—	$—	$17,607
Receivables, net	114,525	17,445	—	131,970
Inventories, net	102,125	9,515	—	111,640
Prepaid expenses and other assets	5,853	171	—	6,024
Rental equipment, net	582,721	105,989	—	688,710
Property and equipment, net	85,826	12,677	—	98,503
Deferred financing costs, net	4,689	—	—	4,689
Intangible assets, net	—	—	—	—
Investment in guarantor subsidiaries	165,703	—	(165,703)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,080,720	$175,323	$(165,703)	$1,090,340

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$102,460	$—	$—	$102,460
Accounts payable	60,787	6,992	—	67,779
Manufacturer flooring plans payable	49,062	—	—	49,062
Dividends payable	656	(23)	—	633
Accrued expenses payable and other liabilities	54,066	373	—	54,439
Senior unsecured notes	628,546	—	—	628,546
Capital leases payable	—	2,278	—	2,278
Deferred income taxes	88,291	—	—	88,291
Deferred compensation payable	2,040	—	—	2,040

Total liabilities	985,908	9,620	—	995,528
Stockholders’ equity	94,812	165,703	(165,703)	94,812

Total liabilities and stockholders’ equity	$1,080,720	$175,323	$(165,703)	$1,090,340

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$280,700	$58,235	$—	$338,935
New equipment sales	251,911	42,857	—	294,768
Used equipment sales	119,351	22,209	—	141,560
Parts sales	88,994	14,180	—	103,174
Services revenues	49,022	7,672	—	56,694
Other	43,341	9,284	—	52,625

Total revenues	833,319	154,437	—	987,756

Cost of revenues:
Rental depreciation	100,627	21,321	—	121,948
Rental expense	45,186	10,152	—	55,338
New equipment sales	224,051	38,836	—	262,887
Used equipment sales	84,881	15,812	—	100,693
Parts sales	64,167	10,074	—	74,241
Services revenues	18,272	2,762	—	21,034
Other	40,298	9,481	—	49,779

Total cost of revenues	577,482	108,438	—	685,920

Gross profit (loss):
Equipment rentals	134,887	26,762	—	161,649
New equipment sales	27,860	4,021	—	31,881
Used equipment sales	34,470	6,397	—	40,867
Parts sales	24,827	4,106	—	28,933
Services revenues	30,750	4,910	—	35,660
Other	3,043	(197)	—	2,846

Gross profit	255,837	45,999	—	301,836

Selling, general and administrative expenses	155,881	33,181	—	189,062
Equity in earnings of guarantor subsidiaries	2,497	—	(2,497)	—
Gain from sales of property and equipment, net	2,220	329	—	2,549

Income from operations	104,673	13,147	(2,497)	115,323
Other income (expense):
Interest expense	(40,662)	(10,742)	—	(51,404)
Other, net	1,136	92	—	1,228

Total other expense, net	(39,526)	(10,650)	—	(50,176)

Income before income taxes	65,147	2,497	(2,497)	65,147
Income tax expense	21,007	—	—	21,007

Net income	$44,140	$2,497	$(2,497)	$44,140

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$182,822	$45,216	$—	$228,038
New equipment sales	200,298	19,913	—	220,211
Used equipment sales	70,485	14,862	—	85,347
Parts sales	80,153	14,358	—	94,511
Services revenues	47,325	6,629	—	53,954
Other	31,573	6,917	—	38,490

Total revenues	612,656	107,895	—	720,551

Cost of revenues:
Rental depreciation	68,327	18,454	—	86,781
Rental expense	37,264	9,335	—	46,599
New equipment sales	178,413	17,739	—	196,152
Used equipment sales	52,978	12,064	—	65,042
Parts sales	58,827	10,395	—	69,222
Services revenues	18,658	2,366	—	21,024
Other	34,066	8,962	—	43,028

Total cost of revenues	448,533	79,315	—	527,848

Gross profit (loss):
Equipment rentals	77,231	17,427	—	94,658
New equipment sales	21,885	2,174	—	24,059
Used equipment sales	17,507	2,798	—	20,305
Parts sales	21,326	3,963	—	25,289
Services revenues	28,667	4,263	—	32,930
Other	(2,493)	(2,045)	—	(4,538)

Gross profit	164,123	28,580	—	192,703

Selling, general and administrative expenses	126,880	26,474	—	153,354
Equity in loss of guarantor subsidiaries	(6,633)	—	6,633	—
Gain from sales of property and equipment, net	384	409	—	793

Income from operations	30,994	2,515	6,633	40,142
Other income (expense):
Interest expense	(19,536)	(9,191)	—	(28,727)
Other, net	683	43	—	726

Total other expense, net	(18,853)	(9,148)	—	(28,001)

Income (loss) before income taxes	12,141	(6,633)	6,633	12,141
Income tax expense	3,215	—	—	3,215

Net income (loss)	$8,926	$(6,633)	$6,633	$8,926

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$44,140	$2,497	$(2,497)	$44,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	14,871	2,084	—	16,955
Depreciation on rental equipment	100,627	21,321	—	121,948
Amortization of deferred financing costs	1,094	—	—	1,094
Accretion of note discount, net of premium amortization	231	—	—	231
Provision for losses on accounts receivable	2,568	626	—	3,194
Provision for inventory obsolescence	220	—	—	220
Provision for deferred income taxes	16,702	—	—	16,702
Stock-based compensation expense	2,618	—	—	2,618
Gain from sales of property and equipment, net	(2,220)	(329)	—	(2,549)
Gain from sales of rental equipment, net	(32,235)	(6,340)	—	(38,575)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	876	—	—	876
Equity in earnings of guarantor subsidiaries	(2,497)	—	2,497	—
Changes in operating assets and liabilities:
Receivables, net	8,252	(1,749)	—	6,503
Inventories, net	(62,300)	(5,454)	—	(67,754)
Prepaid expenses and other assets	(744)	(71)	—	(815)
Accounts payable	26,000	5,659	—	31,659
Manufacturer flooring plans payable	(1,327)	(450)	—	(1,777)
Accrued expenses payable and other liabilities	3,917	—	—	3,917
Deferred compensation payable	65	—	—	65

Net cash provided by operating activities	120,858	17,794	—	138,652

Cash flows from investing activities:
Purchases of property and equipment	(26,576)	(2,903)	—	(29,479)
Purchases of rental equipment	(229,952)	(37,513)	—	(267,465)
Proceeds from sales of property and equipment	2,363	396	—	2,759
Proceeds from sales of rental equipment	95,378	19,217	—	114,595
Investment in subsidiaries	(3,201)	—	3,201	—

Net cash used in investing activities	(161,988)	(20,803)	3,201	(179,590)

Cash flows from financing activities:
Excess tax benefit from stock-based awards	307	—	—	307
Purchases of treasury stock	(890)	—	—	(890)
Dividends paid	(832)	(23)	—	(855)
Proceeds from issuance of senior unsecured notes	107,250	—	—	107,250
Borrowing on senior secured credit facility	1,058,990	—	—	1,058,990
Payments on senior secured credit facility	(1,114,249)	—	—	(1,114,249)
Payments of deferred financing cost	(733)	—	—	(733)
Payments on capital lease obligations	—	(169)	—	(169)
Capital contributions	—	3,201	(3,201)	—

Net cash provided by financing activities	49,843	3,009	(3,201)	49,651

Net increase in cash	8,713	—	—	8,713
Cash, beginning of year	8,894	—	—	8,894

Cash, end of year	$17,607	$—	$—	$17,607

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$28,836	$(181)	$181	$28,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	11,580	1,901	—	13,481
Depreciation on rental equipment	83,219	19,747	—	102,966
Amortization of deferred financing costs and note discount accretion	1,555	—	—	1,555
Amortization of intangible assets	—	66	—	66
Provision for losses on accounts receivable	—	3,480	—	3,480
Provision for inventory obsolescence	126	—	—	126
Provision for deferred income taxes	12,973	—	—	12,973
Stock-based compensation expense	1,862	—	—	1,862
Loss on early extinguishment of debt	10,180	—	—	10,180
Gain from sales of property and equipment, net	(1,216)	(376)	—	(1,592)
Gain from sales of rental equipment, net	(24,123)	(5,436)	—	(29,559)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	1,944	—	—	1,944
Equity in loss of guarantor subsidiaries	181	—	(181)	—
Changes in operating assets and liabilities:
Receivables, net	(31,505)	(8,303)	—	(39,808)
Inventories, net	(40,310)	(2,827)	—	(43,137)
Prepaid expenses and other assets	(9)	25	—	16
Accounts payable	(24,308)	(2,578)	—	(26,886)
Manufacturer flooring plans payable	(7,860)	381	—	(7,479)
Accrued expenses payable and other liabilities	12,363	(331)	—	12,032
Deferred compensation payable	(33)	—	—	(33)

Net cash provided by operating activities	35,455	5,568	—	41,023

Cash flows from investing activities:
Purchases of property and equipment	(34,181)	(3,180)	—	(37,361)
Purchases of rental equipment	(224,802)	(43,427)	—	(268,229)
Proceeds from sales of property and equipment	1,574	484	—	2,058
Proceeds from sales of rental equipment	70,926	19,616	—	90,542
Investment in subsidiaries	(21,097)	—	21,097	—

Net cash used in investing activities	(207,580)	(26,507)	21,097	(212,990)

Cash flows from financing activities:
Excess tax benefit from stock-based awards	293	—	—	293
Purchases of treasury stock	(694)	—	—	(694)
Dividends paid	(244,381)	—	—	(244,381)
Principal payments on senior unsecured notes	(257,576)	—	—	(257,576)
Proceeds from issuance of senior unsecured notes	520,725	—	—	520,725
Borrowing on senior secured credit facility	1,032,285	—	—	1,032,285
Payments on senior secured credit facility	(890,621)	—	—	(890,621)
Payments of deferred financing cost	(3,227)	—	—	(3,227)
Payments on capital lease obligations	—	(158)	—	(158)
Capital contributions	—	21,097	(21,097)	—

Net cash provided by financing activities	156,804	20,939	(21,097)	156,646

Net decrease in cash	(15,321)	—	—	(15,321)
Cash, beginning of year	24,215	—	—	24,215

Cash, end of year	$8,894	$—	$—	$8,894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$8,926	$(6,633)	$6,633	$8,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,498	1,757	—	12,255
Depreciation on rental equipment	68,327	18,454	—	86,781
Amortization of deferred financing costs	1,388	—	—	1,388
Amortization of intangible assets	—	362	—	362
Provision for losses on accounts receivable	2,172	1,010	—	3,182
Provision for inventory obsolescence	210	—	—	210
Provision for deferred income taxes	2,697	—	—	2,697
Stock-based compensation expense	1,327	—	—	1,327
Gain from sales of property and equipment, net	(384)	(409)	—	(793)
Gain from sales of rental equipment, net	(16,002)	(2,786)	—	(18,788)
Equity in loss of guarantor subsidiaries	6,633	—	(6,633)	—
Changes in operating assets and liabilities:
Receivables, net	(8,383)	(999)	—	(9,382)
Inventories, net	(20,500)	(1,061)	—	(21,561)
Prepaid expenses and other assets	3,381	76	—	3,457
Accounts payable	3,613	956	—	4,569
Manufacturer flooring plans payable	(16,633)	(107)	—	(16,740)
Accrued expenses payable and other liabilities	2,890	(399)	—	2,491
Deferred compensation payable	4	—	—	4

Net cash provided by operating activities	50,164	10,221	—	60,385

Cash flows from investing activities:
Purchases of property and equipment	(15,757)	(2,676)	—	(18,433)
Purchases of rental equipment	(106,490)	(20,745)	—	(127,235)
Proceeds from sales of property and equipment	923	459	—	1,382
Proceeds from sales of rental equipment	50,177	13,181	—	63,358
Investment in subsidiaries	291	—	(291)	—

Net cash used in investing activities	(70,856)	(9,781)	(291)	(80,928)

Cash flows from financing activities:
Excess tax benefit from stock-based awards	257	—	—	257
Purchases of treasury stock	(554)	—	—	(554)
Borrowing on senior secured credit facility	557,884	—	—	557,884
Payments on senior secured credit facility	(541,829)	—	—	(541,829)
Payments on capital lease obligations	—	(149)	—	(149)
Capital contributions	—	(291)	291	—

Net cash provided by (used in) financing activities	15,758	(440)	291	15,609

Net decrease in cash	(4,934)	—	—	(4,934)
Cash, beginning of year	29,149	—	—	29,149

Cash, end of year	$24,215	$—	$—	$24,215

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2013, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 28, 2014

/s/ John M. Engquist
John M. Engquist
Chief Executive Officer

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

We have audited H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). H&E Equipment Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, H&E Equipment Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas
February 28, 2014

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2013.

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

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2)	Financial Statement Schedule for the years ended December 31, 2013, 2012 and 2011:

Schedule II — Valuation and Qualifying Accounts	93

All other schedules are omitted because they are not applicable or not required, or the information appears in the Company’s consolidated financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index on pages 95-98.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries (Deductions)	Balance at End of Year

Year Ended December 31, 2013
Allowance for doubtful accounts receivable	$4,593	$3,194	$(4,136)	$3,651
Allowance for inventory obsolescence	618	220	(191)	647

	$5,211	$3,414	$(4,327)	$4,298

Year Ended December 31, 2012
Allowance for doubtful accounts receivable	$5,581	$3,480	$(4,468)	$4,593
Allowance for inventory obsolescence	861	126	(369)	618

	$6,442	$3,606	$(4,837)	$5,211

Year Ended December 31, 2011
Allowance for doubtful accounts receivable	$6,004	$3,182	$(3,605)	$5,581
Allowance for inventory obsolescence	1,105	210	(454)	861

	$7,109	$3,392	$(4,059)	$6,442

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ John M. Engquist
John M. Engquist
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ John M. Engquist John M. Engquist	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

By:	/s/ Leslie S. Magee	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
Leslie S. Magee

By:	/s/ Gary W. Bagley	Chairman and Director	February 28, 2014
Gary W. Bagley

By:	/s/ Paul N. Arnold	Director	February 28, 2014
Paul N. Arnold

By:	/s/ Bruce C. Bruckmann	Director	February 28, 2014
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	February 28, 2014
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	February 28, 2014
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	February 28, 2014
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	February 28, 2014
John T. Sawyer

Exhibit Index

2.1	Agreement and Plan of Merger, dated February 2, 2006, among the Company, H&E LLC and Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

2.2	Agreement and Plan of Merger, dated as of May 15, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on May 17, 2007.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 31, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

2.4	Acquisition Agreement, dated as of January 4, 2005, among H&E Equipment Services, L.L.C., Eagle Merger Corp., Eagle High Reach Equipment, LLC, Eagle High Reach Equipment, Inc., SBN Eagle LLC, SummitBridge National Investments, LLC and the shareholders of Eagle High Reach Equipment, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K of H&E Equipment Services L.L.C. (File Nos. 333-99587 and 333-99589), filed January 5, 2006).

3.1	Amended and Restated Certificate of Incorporation of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

3.2	Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed June 5, 2007).

3.3	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.4	Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.5	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.6	Certificate of Incorporation of H&E Finance Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.7	Certificate of Incorporation of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.8	Articles of Incorporation of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.9	Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.10	Bylaws of H&E Finance Corp. (incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.11	Bylaws of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.12	Bylaws of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.13	Articles of Incorporation of H&E California Holding, Inc., as amended (incorporated by reference to Exhibit 3.13 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

3.14	Bylaws of H&E California Holding, Inc., as amended (incorporated by reference to Exhibit 3.14 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

3.15	Certificate of Formation of H&E Equipment Services (California), LLC, as amended (incorporated by reference to Exhibit 3.15 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

3.16	Bylaws of H&E Equipment Services (California), LLC (incorporated by reference to Exhibit 3.16 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

3.17	Amended and Restated Articles of Incorporation of H&E Equipment Services (Mid-Atlantic), Inc. (incorporated by reference to Exhibit 3.17 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

3.18	Bylaws of H&E Equipment Services (Mid-Atlantic), Inc. (incorporated by reference to Exhibit 3.18 to Registration Statement on Form S-4 of H&E Equipment Services, Inc. (File No. 333-185334), filed December 7, 2012).

4.1	Amended and Restated Security Holders Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.2	Amended and Restated Investor Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.3	Amended and Restated Registration Rights Agreement, dated as of February 3, 2006, among the Company and certain other parties thereto (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

4.4	Form of H&E Equipment Services, Inc. common stock certificate (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 5, 2006).

4.5	Indenture, dated August 20, 2012, by and among H&E Equipment Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 7% Senior Notes due 2022 (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

4.6	Registration Rights Agreement, dated August 20, 2012, by and among the Company, GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), Inc., H&E Finance Corp., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.2 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

4.7	Registration Rights Agreement, dated February 4, 2013, by and among the Company, GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), Inc., H&E Finance Corp. and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 4, 2013).

10.1	Third Amended and Restated Credit Agreement, dated as of July 29, 2010, by and among H&E Equipment Services, Inc., Great Northern Equipment, Inc., GNE Investments, Inc., H&E Finance Corp., H&E Equipment Services (California), LLC, H&E California Holding, Inc., H&E Equipment Services (Mid-Atlantic), Inc., General Electric Capital Corporation, as Agent, Bank of America, N.A. as co-syndication agent, documentation agent, joint lead arranger and joint bookrunner and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 3, 2010).

10.2	Amendment No. 1, dated February 29, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 1, 2012).

10.3	Amendment No. 2, dated August 9, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 10, 2012).

10.4	Amendment No. 3, dated August 17, 2012, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, and Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 20, 2012).

10.5	Amendment No. 4, dated January 29, 2013, to the Third Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC (collectively, the borrowers), General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed January 30, 2013.

10.6	Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).†

10.7	Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).

10.8	Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.9	H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 28, 2006).†

10.10	Amendment No. 1 to the H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 to Form 10-K of H&E Equipment Services, Inc (File No. 000-51759), filed March 3, 2011).†

10.11	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).†

10.12	Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 3, 2011).†

18.1	BDO Seidman, LLP Preferability Letter. (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement