Form 10-Q
period 2014-03-31
H&E Equipment Services, Inc.
filed 2014-05-01
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

As of April 24, 2014, there were 35,210,778 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

MARCH 31, 2014

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;

•	the pace of economic recovery in areas affecting our business (although we have experienced an upturn in our business activities from the most recent economic downturn and related decreases in construction and industrial activities, there is no certainty this trend will continue; if the pace of the recovery slows or construction and industrial activities decline, our revenues and operating results may be severely affected);

•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;

•	relationships with equipment suppliers;

•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;

•	our indebtedness;

•	risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$4,965	$17,607
Receivables, net of allowance for doubtful accounts of $3,307 and $3,651, respectively	137,258	131,970
Inventories, net of reserves for obsolescence of $650 and $647, respectively	168,784	111,640
Prepaid expenses and other assets	10,041	6,024
Rental equipment, net of accumulated depreciation of $316,632 and $309,944, respectively	704,237	688,710
Property and equipment, net of accumulated depreciation and amortization of $78,919 and $75,994, respectively	99,763	98,503
Deferred financing costs, net of accumulated amortization of $10,444 and $10,176, respectively	4,421	4,689
Goodwill	31,197	31,197

Total assets	$1,160,666	$1,090,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$123,967	$102,460
Accounts payable	112,506	67,779
Manufacturer flooring plans payable	56,313	49,062
Dividends payable	633	633
Accrued expenses payable and other liabilities	39,082	54,439
Senior unsecured notes (net of unaccreted discount of $1,412 and $1,454, respectively)	628,588	628,546
Capital leases payable	2,234	2,278
Deferred income taxes	92,230	88,291
Deferred compensation payable	2,056	2,040

Total liabilities	1,057,609	995,528

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,033,974 and 39,023,594 shares issued at March 31, 2014 and December 31, 2013, respectively, and 35,210,778 and 35,200,398 shares outstanding at March 31, 2014 and December 31, 2013, respectively	390	389
Additional paid-in capital	216,583	215,775
Treasury stock at cost, 3,823,196 and 3,823,196 shares of common stock held at March 31, 2014 and December 31, 2013, respectively	(58,468)	(58,468)
Retained deficit	(55,448)	(62,884)

Total stockholders’ equity	103,057	94,812

Total liabilities and stockholders’ equity	$1,160,666	$1,090,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Equipment rentals	$86,224	$75,370
New equipment sales	69,547	53,323
Used equipment sales	29,345	32,149
Parts sales	25,802	24,952
Services revenues	13,648	14,551
Other	12,663	12,043

Total revenues	237,229	212,388

Cost of revenues:
Rental depreciation	32,998	28,132
Rental expense	14,224	13,603
New equipment sales	61,734	47,739
Used equipment sales	20,418	22,748
Parts sales	18,282	18,304
Services revenues	4,741	5,743
Other	12,048	11,639

Total cost of revenues	164,445	147,908

Gross profit	72,784	64,480
Selling, general and administrative expenses	48,856	46,264
Gain on sales of property and equipment, net	663	500

Income from operations	24,591	18,716

Other income (expense):
Interest expense	(12,650)	(12,272)
Other, net	306	507

Total other expense, net	(12,344)	(11,765)

Income before provision for income taxes	12,247	6,951
Provision for income taxes	4,811	2,174

Net income	$7,436	$4,777

Net income per common share:
Basic	$0.21	$0.14

Diluted	$0.21	$0.14

Weighted average common shares outstanding:
Basic	35,108	34,976

Diluted	35,218	35,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,436	$4,777
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,780	3,935
Depreciation of rental equipment	32,998	28,132
Amortization of deferred financing costs	268	281
Accretion of note discount, net of premium amortization	42	105
Provision for losses on accounts receivable	734	767
Provision for inventory obsolescence	63	56
Provision for deferred income taxes	3,939	649
Stock-based compensation expense	808	938
Gain from sales of property and equipment, net	(662)	(500)
Gain from sales of rental equipment, net	(8,357)	(8,498)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	—	219
Changes in operating assets and liabilities:
Receivables	(6,022)	8,775
Inventories	(82,514)	(93,459)
Prepaid expenses and other assets	(4,017)	(2,001)
Accounts payable	44,727	61,406
Manufacturer flooring plans payable	7,251	16,854
Accrued expenses payable and other liabilities	(15,357)	(13,640)
Deferred compensation payable	16	17

Net cash provided by (used in) operating activities	(13,867)	8,813

Cash flows from investing activities:
Purchases of property and equipment	(6,059)	(6,288)
Purchases of rental equipment	(39,663)	(34,100)
Proceeds from sales of property and equipment	682	521
Proceeds from sales of rental equipment	24,802	22,381

Net cash used in investing activities	(20,238)	(17,486)

Cash flows from financing activities:
Borrowings on senior secured credit facility	266,183	240,088
Payments on senior secured credit facility	(244,676)	(343,989)
Proceeds from issuance of senior unsecured notes	—	107,250
Payments of deferred financing costs	—	(564)
Payments of capital lease obligations	(44)	(41)

Net cash provided by financing activities	21,463	2,744

Net decrease in cash	(12,642)	(5,929)
Cash, beginning of period	17,607	8,894

Cash, end of period	$4,965	$2,965

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$25,307	$19,828

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,339	$22,075

Income taxes paid, net of refunds received	$206	$386

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013, from which the consolidated balance sheet amounts as of December 31, 2013 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. During the three month period ended March 31, 2014, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) which amended the FASB’s guidance for reporting discontinued operations and disposals of components of an entity under Accounting Standards Codification Subtopic 250-20. The guidance as amended by ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation by requiring that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale be reported as such. The amendments also expand the disclosure requirements regarding the assets, liabilities, revenues and expenses of discontinued operations and add new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years beginning after December 15, 2014, and interim reporting periods within those years (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

(3) Fair Value of Financial Instruments

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2014 and December 31, 2013 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	March 31, 2014
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$56,313	$49,347
Senior unsecured notes with interest computed at 7.0%(1) (Level 1)	630,000	693,000
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,234	1,671
Letter of credit (Level 3)	—	146

	December 31, 2013
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$49,062	$42,686
Senior unsecured notes with interest computed at 7.0%(1) (Level 1)	630,000	686,700
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,278	1,717
Letter of credit (Level 3)	—	146

(1)	– Amounts shown based on aggregate amounts outstanding for the periods presented.

During 2014 and 2013, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2014 (amounts in thousands, except share data):

	Common Stock		Additional		Retained	Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Earnings (Deficit)	Stockholders’ Equity
Balances at December 31, 2013	39,023,594	$389	$215,775	$(58,468)	$(62,884)	$94,812
Stock-based compensation	—	—	808	—	—	808
Issuance of common stock	10,380	1	—	—	—	1
Net income	—	—	—	—	7,436	7,436

Balances at March 31, 2014	39,033,974	$390	$216,583	$(58,468)	$(55,448)	$103,057

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,604,046 shares as of March 31, 2014.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2013	187,867	$18.21
Granted	10,380	$28.91
Vested	(10,380)	$28.91
Forfeited	—	$—

Non-vested stock at March 31, 2014	187,867	$18.21

As of March 31, 2014, we had unrecognized compensation expense of approximately $2.4 million related to non-vested stock that we expect to be recognized over a weighted-average period of 1.8 years. The following table summarizes compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Compensation expense	$808	$938

Stock Options

At March 31, 2014, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2013	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at March 31, 2014	51,000	$17.80	2.3

Options exercisable at March 31, 2014	51,000	$17.80	2.3

The aggregate intrinsic value of our outstanding and exercisable options at March 31, 2014 was approximately $2.1 million.

(6) Income per Share

Income per common share for the three months ended March 31, 2014 and 2013 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. The following table sets forth the computation of basic and diluted net income per common share for the three month periods ended March 31, 2014 and 2013 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Basic net income per share:
Net income	$7,436	$4,777
Weighted average number of common shares outstanding	35,108	34,976
Net income per common share – basic	$0.21	$0.14
Diluted net income per share:
Net income	$7,436	$4,777
Weighted average number of common shares outstanding	35,108	34,976
Effect of dilutive securities:
Effect of dilutive stock options	23	14
Effect of dilutive non-vested stock	87	107

Weighted average number of common shares outstanding – diluted	35,218	35,097
Net income per common share – diluted	$0.21	$0.14
Common shares excluded from the denominator as anti-dilutive:
Stock options	—	—
Non-vested restricted stock	—	—

(7) Senior Unsecured Notes

The following table reconciles our Senior Secured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2012	$521,065
Aggregate principal amount issued on February 4, 2013	100,000
Premium on notes issued	8,500
Initial purchaser’s discount	(1,250)
Accretion of discount through December 31, 2013	1,044
Amortization of note premium through December 31, 2013	(813)

Balance at December 31, 2013	$628,546
Accretion of discount through March 31, 2014	264
Amortization of note premium through March 31, 2014	(222)

Balance at March 31, 2014	$628,588

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Segment Revenues:
Equipment rentals	$86,224	$75,370
New equipment sales	69,547	53,323
Used equipment sales	29,345	32,149
Parts sales	25,802	24,952
Services revenues	13,648	14,551

Total segmented revenues	224,566	200,345
Non-segmented revenues	12,663	12,043

Total revenues	$237,229	$212,388

Segment Gross Profit:
Equipment rentals	$39,002	$33,635
New equipment sales	7,813	5,584
Used equipment sales	8,927	9,401
Parts sales	7,520	6,648
Services revenues	8,907	8,808

Total segmented gross profit	72,169	64,076
Non-segmented gross profit	615	404

Total gross profit	$72,784	$64,480

	Balances at
	March 31,	December 31,
	2014	2013
Segment identified assets:
Equipment sales	$150,622	$95,392
Equipment rentals	704,237	688,710
Parts and services	18,162	16,248

Total segment identified assets	873,021	800,350
Non-segment identified assets	287,645	289,990

Total assets	$1,160,666	$1,090,340

The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2014 and 2013 were approximately 1.6% and 1.8% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$4,965	$—	$—	$4,965
Receivables, net	120,742	16,516	—	137,258
Inventories, net	155,396	13,388	—	168,784
Prepaid expenses and other assets	9,820	221	—	10,041
Rental equipment, net	601,871	102,366	—	704,237
Property and equipment, net	87,071	12,692	—	99,763
Deferred financing costs, net	4,421	—	—	4,421
Investment in guarantor subsidiaries	165,398	—	(165,398)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,151,355	$174,709	$(165,398)	$1,160,666

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$123,967	$—	$—	$123,967
Accounts payable	105,623	6,883	—	112,506
Manufacturer flooring plans payable	56,357	(44)	—	56,313
Dividends payable	633	—	—	633
Accrued expenses payable and other liabilities	38,844	238	—	39,082
Senior unsecured notes	628,588	—	—	628,588
Capital lease payable	—	2,234	—	2,234
Deferred income taxes	92,230	—	—	92,230
Deferred compensation payable	2,056	—	—	2,056

Total liabilities	1,048,298	9,311	—	1,057,609
Stockholders’ equity	103,057	165,398	(165,398)	103,057

Total liabilities and stockholders’ equity	$1,151,355	$174,709	$(165,398)	$1,160,666

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$17,607	$—	$—	$17,607
Receivables, net	114,525	17,445	—	131,970
Inventories, net	102,125	9,515	—	111,640
Prepaid expenses and other assets	5,853	171	—	6,024
Rental equipment, net	582,721	105,989	—	688,710
Property and equipment, net	85,826	12,677	—	98,503
Deferred financing costs, net	4,689	—	—	4,689
Investment in guarantor subsidiaries	165,703	—	(165,703)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,080,720	$175,323	$(165,703)	$1,090,340

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$102,460	$—	$—	$102,460
Accounts payable	60,787	6,992	—	67,779
Manufacturer flooring plans payable	49,062	—	—	49,062
Dividends payable	656	(23)	—	633
Accrued expenses payable and other liabilities	54,066	373	—	54,439
Senior unsecured notes	628,546	—	—	628,546
Capital leases payable	—	2,278	—	2,278
Deferred income taxes	88,291	—	—	88,291
Deferred compensation payable	2,040	—	—	2,040

Total liabilities	985,908	9,620	—	995,528
Stockholders’ equity	94,812	165,703	(165,703)	94,812

Total liabilities and stockholders’ equity	$1,080,720	$175,323	$(165,703)	$1,090,340

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$73,445	$12,779	$—	$86,224
New equipment sales	61,050	8,497	—	69,547
Used equipment sales	21,574	7,771	—	29,345
Parts sales	22,399	3,403	—	25,802
Services revenues	11,572	2,076	—	13,648
Other	10,536	2,127	—	12,663

Total revenues	200,576	36,653	—	237,229

Cost of revenues:
Rental depreciation	27,785	5,213	—	32,998
Rental expense	11,938	2,286	—	14,224
New equipment sales	54,126	7,608	—	61,734
Used equipment sales	14,489	5,929	—	20,418
Parts sales	15,912	2,370	—	18,282
Services revenues	3,976	765	—	4,741
Other	9,854	2,194	—	12,048

Total cost of revenues	138,080	26,365	—	164,445

Gross profit (loss):
Equipment rentals	33,722	5,280	—	39,002
New equipment sales	6,924	889	—	7,813
Used equipment sales	7,085	1,842	—	8,927
Parts sales	6,487	1,033	—	7,520
Services revenues	7,596	1,311	—	8,907
Other	682	(67)	—	615

Gross profit	62,496	10,288	—	72,784
Selling, general and administrative expenses	41,275	7,581	—	48,856
Equity in earnings of guarantor subsidiaries	199	—	(199)	—
Gain on sales of property and equipment, net	513	150	—	663

Income from operations	21,933	2,857	(199)	24,591

Other income (expense):
Interest expense	(9,951)	(2,699)	—	(12,650)
Other, net	265	41	—	306

Total other expense, net	(9,686)	(2,658)	—	(12,344)

Income before income taxes	12,247	199	(199)	12,247
Income tax expense	4,811	—	—	4,811

Net income	$7,436	$199	$(199)	$7,436

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$62,909	$12,461	$—	$75,370
New equipment sales	47,271	6,052	—	53,323
Used equipment sales	25,526	6,623	—	32,149
Parts sales	21,315	3,637	—	24,952
Services revenues	12,768	1,783	—	14,551
Other	9,938	2,105	—	12,043

Total revenues	179,727	32,661	—	212,388

Cost of revenues:
Rental depreciation	23,023	5,109	—	28,132
Rental expense	11,279	2,324	—	13,603
New equipment sales	42,394	5,345	—	47,739
Used equipment sales	17,658	5,090	—	22,748
Parts sales	15,667	2,637	—	18,304
Services revenues	5,141	602	—	5,743
Other	9,422	2,217	—	11,639

Total cost of revenues	124,584	23,324	—	147,908

Gross profit (loss):
Equipment rentals	28,607	5,028	—	33,635
New equipment sales	4,877	707	—	5,584
Used equipment sales	7,868	1,533	—	9,401
Parts sales	5,648	1,000	—	6,648
Services revenues	7,627	1,181	—	8,808
Other	516	(112)	—	404

Gross profit	55,143	9,337	—	64,480
Selling, general and administrative expenses	38,479	7,785	—	46,264
Equity in loss of guarantor subsidiaries	(816)	—	816	—
Gain on sales of property and equipment, net	426	74	—	500

Income from operations	16,274	1,626	816	18,716

Other income (expense):
Interest expense	(9,803)	(2,469)	—	(12,272)
Other, net	480	27	—	507

Total other expense, net	(9,323)	(2,442)	—	(11,765)

Income (loss) before income taxes	6,951	(816)	816	6,951
Income tax expense	2,174	—	—	2,174

Net income (loss)	$4,777	$(816)	$816	$4,777

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$7,436	$199	$(199)	$7,436
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization on property and equipment	4,193	587	—	4,780
Depreciation of rental equipment	27,785	5,213	—	32,998
Amortization of deferred financing costs	268	—	—	268
Accretion of note discount, net of premium amortization	42	—	—	42
Provision for losses on accounts receivable	627	107	—	734
Provision for inventory obsolescence	63	—	—	63
Provision for deferred income taxes	3,939	—	—	3,939
Stock-based compensation expense	808	—	—	808
Gain on sales of property and equipment, net	(512)	(150)	—	(662)
Gain on sales of rental equipment, net	(6,547)	(1,810)	—	(8,357)
Equity in earnings of guarantor subsidiaries	(199)	—	199	—
Changes in operating assets and liabilities:
Receivables	(6,844)	822	—	(6,022)
Inventories	(75,278)	(7,236)	—	(82,514)
Prepaid expenses and other assets	(3,967)	(50)	—	(4,017)
Accounts payable	44,836	(109)	—	44,727
Manufacturer flooring plans payable	7,295	(44)	—	7,251
Accrued expenses payable and other liabilities	(15,222)	(135)	—	(15,357)
Deferred compensation payable	16	—	—	16

Net cash used in operating activities	(11,261)	(2,606)	—	(13,867)

Cash flows from investing activities:
Purchases of property and equipment	(5,457)	(602)	—	(6,059)
Purchases of rental equipment	(36,595)	(3,068)	—	(39,663)
Proceeds from sales of property and equipment	532	150	—	682
Proceeds from sales of rental equipment	18,151	6,651	—	24,802
Investment in subsidiaries	504	—	(504)	—

Net cash provided by (used in) investing activities .	(22,865)	3,131	(504)	(20,238)

Cash flows from financing activities:
Borrowings on senior secured credit facility	266,183	—	—	266,183
Payments on senior secured credit facility	(244,676)	—	—	(244,676)
Dividends paid	(23)	23	—	—
Payments on capital lease obligations	—	(44)	—	(44)
Capital contributions	—	(504)	504	—

Net cash provided by (used in) financing activities	21,484	(525)	504	21,463

Net decrease in cash	(12,642)	—	—	(12,642)
Cash, beginning of period	17,607	—	—	17,607

Cash, end of period	$4,965	$—	$—	$4,965

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$4,777	$(816)	$816	$4,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	3,435	500	—	3,935
Depreciation on rental equipment	23,023	5,109	—	28,132
Amortization of deferred financing costs	281	—	—	281
Accretion of note discount, net of premium amortization	105	—	—	105
Provision for losses on accounts receivable	569	198	—	767
Provision for inventory obsolescence	56	—	—	56
Increase in deferred income taxes	649	—	—	649
Stock-based compensation expense	938	—	—	938
Gain on sales of property and equipment, net	(426)	(74)	—	(500)
Gain on sales of rental equipment, net	(6,991)	(1,507)	—	(8,498)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	219	—	—	219
Equity in loss of guarantor subsidiaries	816	—	(816)	—
Changes in operating assets and liabilities:
Receivables	7,020	1,755	—	8,775
Inventories	(89,230)	(4,229)	—	(93,459)
Prepaid expenses and other assets	(1,944)	(57)	—	(2,001)
Accounts payable	57,014	4,392	—	61,406
Manufacturer flooring plans payable	17,198	(344)	—	16,854
Accrued expenses payable and other liabilities	(14,089)	449	—	(13,640)
Deferred compensation payable	17	—	—	17

Net cash provided by operating activities	3,437	5,376	—	8,813

Cash flows from investing activities:
Purchases of property and equipment	(6,033)	(255)	—	(6,288)
Purchases of rental equipment	(30,204)	(3,896)	—	(34,100)
Proceeds from sales of property and equipment	447	74	—	521
Proceeds from sales of rental equipment	17,918	4,463	—	22,381
Investment in subsidiaries	5,721	—	(5,721)	—

Net cash provided by (used in) investing activities	(12,151)	386	(5,721)	(17,486)

Cash flows from financing activities:
Borrowings on senior secured credit facility	240,088	—	—	240,088
Payments on senior secured credit facility	(343,989)	—	—	(343,989)
Proceeds from issuance of senior unsecured notes	107,250	—	—	107,250
Payments of deferred financing costs	(564)	—	—	(564)
Payments on capital lease obligations	—	(41)	—	(41)
Capital contributions	—	(5,721)	5,721	—

Net cash provided by (used in) financing activities	2,785	(5,762)	5,721	2,744

Net decrease in cash	(5,929)	—	—	(5,929)
Cash, beginning of period	8,894	—	—	8,894

Cash, end of period	$2,965	$—	$—	$2,965

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2014, and its results of operations for the three month period ended March 31, 2014, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of April 25, 2014, we operated 69 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the quarter ended March 31, 2014. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three month period ended March 31, 2014, approximately 36.3% of our total revenues were attributable to equipment rentals, 29.3% of our total revenues were attributable to new equipment sales, 12.4% were attributable to used equipment sales, 10.9% were attributable to parts sales, 5.8% were attributable to our services revenues and 5.3% were attributable to non-segmented other revenues.

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

Our non-segmented revenues relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments. We recognize non-segmented other revenues at the time of billing and after the related services have been provided.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three month period ended March 31, 2014, our total cost of revenues was approximately $164.4 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three month period ended March 31, 2014, our selling, general and administrative expenses were $48.9 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2014 was $704.2 million, or approximately 60.7% of our total assets. Our rental fleet as of March 31, 2014 consisted of 22,775 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.0 billion. As of March 31, 2014, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	15,108	66.3%	$625.6	61.1%	40.5
Cranes	407	1.8%	126.5	12.3%	36.6
Earthmoving	2,094	9.2%	190.1	18.6%	20.8
Industrial Lift Trucks	719	3.2%	28.6	2.8%	26.2
Other	4,447	19.5%	53.3	5.2%	21.2

Total	22,775	100.0%	$1,024.1	100.0%	34.4

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

The original acquisition cost of our gross rental fleet increased by approximately $23.3 million, or 2.3%, for the three months ended March 31, 2014. The average age of our rental fleet equipment decreased by approximately 0.5 months for the three months ended March 31, 2014 to 34.4 months from 34.9 months at December 31, 2013.

Our average rental rates for the three months ended March 31, 2014 were 2.5% higher than in the three months ended March 31, 2013 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the three months ended March 31, 2014 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2013.

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

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 30 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2014 and 2013. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues.

			Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Segment revenues:
Equipment rentals	$86,224	$75,370	$10,854	14.4%
New equipment sales	69,547	53,323	16,224	30.4%
Used equipment sales	29,345	32,149	(2,804)	(8.7)%
Parts sales	25,802	24,952	850	3.4%
Services revenues	13,648	14,551	(903)	(6.2)%
Non-Segmented other revenues	12,663	12,043	620	5.1%

Total revenues	$237,229	$212,388	$24,841	11.7%

Total Revenues. Our total revenues were $237.2 million for the three month period ended March 31, 2014 compared to $212.4 million for the three month period ended March 31, 2013, an increase of $24.8 million, or 11.7%. Revenues for our five reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended March 31, 2014 increased approximately $10.9 million, or 14.4%, to $86.2 million from $75.4 million in the three month period ended March 31, 2013. Rental revenues from aerial work platforms increased $7.2 million, while rental revenues from earthmoving equipment increased $2.2 million. Rental revenues from cranes increased $0.7 million and rental revenues from other equipment increased approximately $0.4 million. Lift truck rental revenues increased $0.3 million. Our average rental rates for the three month period ended March 31, 2014 increased 2.5% compared to the same three month period last year. Our average rental rates for the three month period ended March 31, 2014 decreased 0.8% from the fourth quarter of fiscal 2013, primarily reflecting first quarter winter weather seasonality.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2014 improved to 34.1% from 33.9% in the three month period ended March 31, 2013, an increase of 0.2%. The increase in comparative rental equipment dollar utilization was primarily driven by a 2.5% increase in average rental rates and a 0.9% increase in rental equipment time utilization based on the number of rental equipment units available for rent.

Rental equipment time utilization based on the number of rental equipment units available for rent was 64.5% for the three month period ended March 31, 2014 compared to 63.6% in the same period last year. Rental equipment time utilization as a percentage of original equipment cost was 69.2% for the three month period ended March 31, 2014 compared to 67.9% in the three month period ended March 31, 2013, an increase of 1.3%. The increase in equipment rental time utilization based on the number of units available for rent and based on original equipment cost is reflective of equipment rental increased demand.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2014 increased $16.2 million, or 30.4%, to $69.5 million from $53.3 million for the three month period ended March 31, 2013. Sales of new cranes increased $12.6 million and sales of new earthmoving equipment increased $3.7 million. Sales of new aerial work platform equipment increased $0.2 million and sales of new lift trucks increased $0.3 million. New other equipment sales decreased $0.6 million.

Used Equipment Sales Revenues. Our used equipment sales decreased $2.8 million, or 8.7%, to $29.3 million for the three month period ended March 31, 2014, from $32.1 million for the same three month period in 2013. The decrease in used equipment sales was primarily driven by a $5.5 million decrease in used crane sales. Used other equipment sales decreased $0.2 million. Offsetting these decreases in sales were increases in sales of used aerial work platform equipment, earthmoving equipment and lift trucks of $1.7 million, $0.8 million and $0.3 million, respectively.

Parts Sales Revenues. Our parts sales increased approximately $0.9 million, or 3.4%, to $25.8 million for the three month period ended March 31, 2014 from approximately $25.0 million for the same three month period in 2013. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the three month period ended March 31, 2014 decreased $0.9 million, or 6.2%, to approximately $13.6 million from $14.6 million for the same three month period last year. The decrease in service revenues was primarily due to a decrease in contract services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended March 31, 2014, our other revenues were approximately $12.7 million, an increase of $0.6 million, or 5.1%, from $12.0 million in the same three month period in 2013. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with equipment rentals.

Gross Profit.

			Total Dollar Change Increase (Decrease)	Total Percentage Change Increase (Decrease)
	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$39,002	$33,635	$5,367	16.0%
New equipment sales	7,813	5,584	2,229	39.9%
Used equipment sales	8,927	9,401	(474)	(5.0)%
Parts sales	7,520	6,648	872	13.1%
Services revenues	8,907	8,808	99	1.1%
Non-Segmented other revenues	615	404	211	52.2%

Total gross profit	$72,784	$64,480	$8,304	12.9%

Total Gross Profit. Our total gross profit was $72.8 million for the three month period ended March 31, 2014 compared to approximately $64.5 million for the same three month period in 2013, an increase of $8.3 million, or 12.9%. Total gross profit margin for the three month period ended March 31, 2014 was 30.7%, an increase of 0.3% from the 30.4% gross profit margin for the same three month period in 2013. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended March 31, 2014 increased $5.4 million, or 16.0%, to $39.0 million from $33.6 million in the same three month period in 2013. The increase in equipment rentals gross profit was the result of a $10.9 million increase in rental revenues for the three month period ended March 31, 2014, which was partially offset by a $0.6 million increase in rental expenses and a $4.9 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2014 compared to 2013. As a percentage of equipment rental revenues, rental expenses were 16.5% for the three month period ended March

31, 2014 compared to 18.1% for the same period last year. This percentage decrease was primarily attributable to the increase in comparative rental revenues. Depreciation expense was 38.3% of equipment rental revenues for the three month period ended March 31, 2014 compared to 37.3% for the same period in 2013. The 1.0% increase in depreciation expense as a percentage of equipment rental revenues is primarily due to an increase in the volume of rental purchase option arrangements.

Gross profit margin on equipment rentals for the three month period ended March 31, 2014 was approximately 45.2%, up 0.6% from 44.6% for the same period in 2013. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from higher average rental rates, combined with the decreases in depreciation expenses and rental expenses as a percentage of equipment rental revenues and the increase in time utilization for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2014 increased $2.2 million, or 39.9%, to $7.8 million compared to $5.6 million for the same three month period in 2013 on a total new equipment sales increase of $16.2 million. Gross profit margin on new equipment sales for the three month period ended March 31, 2014 was 11.2%, an increase of 0.7% from 10.5% in the same three month period in 2013, primarily reflecting higher margins on new crane and earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2014 decreased $0.5 million, or 5.0%, to $8.9 million from $9.4 million in the same period in 2013 on a used equipment sales decrease of $2.8 million. Gross profit margin on used equipment sales for the three month period ended March 31, 2014 was 30.4%, up 1.2% from 29.2% for the same three month period in 2013, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 84.5% and 69.6% of our used equipment sales for the three month periods ended March 31, 2014 and 2013, respectively, were approximately 150.8% and 161.2% of net book value for the three month periods ended March 31, 2014 and 2013, respectively.

Parts Sales Gross Profit. For the three month period ended March 31, 2014, our parts sales revenue gross profit increased approximately $0.9 million, or 13.1%, to $7.5 million from $6.6 million for the same three month period in 2013 on a $0.9 million increase in parts sales revenues. Gross profit margin for the three month period ended March 31, 2014 was 29.1%, an increase of 2.5% from 26.6% in the same three month period in 2013, as a result of the mix of parts sold and pricing on other equipment parts.

Services Revenues Gross Profit. For the three month period ended March 31, 2014, our services revenues gross profit increased $0.1 million, or 1.1%, to $8.9 million from $8.8 million for the same three month period in 2013 on a $0.9 million decrease in services revenues. Gross profit margin for the three month period ended March 31, 2014 was 65.3%, up 4.8% from 60.5% in the same three month period in 2013, as a result of service revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit increased $0.2 million, or 52.2%, to $0.6 million for the three month period ended March 31, 2014 from $0.4 million for the same period in 2013. On a gross margin basis, gross margin for the three month period ended March 31, 2014 was 4.9% compared to a gross margin of 3.4% in the same three month period last year, primarily reflective of improved margins on freight revenues and miscellaneous shop supplies.

Selling, General and Administrative Expenses. SG&A expenses increased $2.6 million, or 5.6%, to approximately $48.9 million for the three month period ended March 31, 2014 compared to $46.3 million for the three month period ended March 31, 2013. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased approximately $1.2 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental and new equipment sales revenues. Liability insurance costs increased $0.3 million and depreciation expense increased $0.3 million. Promotional expenses increased $0.3 million and legal and professional fees increased $0.2 million. Stock-based compensation expense was $0.8 million and $0.9 million for the three month periods ended March 31, 2014 and 2013, respectively. Of the $2.6 million increase in SG&A expenses, approximately $1.0 million was attributable to branches opened since December 31, 2012 with less than three full months of operations (or no operations) in the first quarter of 2013. As a percentage of total revenues, SG&A expenses were 20.6% for the three month period ended March 31, 2014, a decrease of 1.2% from 21.8% for the same three month period in 2013, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the three month period ended March 31, 2014, our net other expenses increased approximately $0.6 million to $12.3 million compared to $11.8 million for the same three month period in 2013. The increase was the result of a $0.4 million increase in interest expense to $12.7 million for the three month period ended March 31, 2014 compared to $12.3 million for the same three month period in 2013 and a $0.2 million decrease in miscellaneous other income. The increase in interest expense is the net result of a $0.7 million increase in expense related to our senior unsecured notes and a $0.2 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases. The increase in interest expense on our senior unsecured notes is primarily due to the increase in the aggregate principal amount of these notes from $530 million to $630 million on February 4, 2013.

Income Taxes. We recorded income tax expense of $4.8 million for the three month period ended March 31, 2014 compared to income tax expense of $2.2 million for the three month period ended March 31, 2013. Our effective income tax rate was 39.3% for the three month period ended March 31, 2014 compared to 31.3% for the same three month period last year. The increase in our effective tax rate is primarily due to a decrease in permanent differences in the relation to current year pre-tax income. We also recorded a reduction of book goodwill of approximately $0.2 million for the three month period ended March 31, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at March 31, 2014 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the three month period ended March 31, 2014, the cash provided by our operating activities was exceeded by our cash used in our operating activities, resulting in net cash used in our operating activities of $13.9 million. Our reported net income of $7.4 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $42.0 million. These cash flows from operating activities were also positively impacted by a $44.7 million increase in accounts payable and a $7.3 million increase in manufacturing flooring plans payable. Offsetting these positive cash flows was an increase of $82.5 million in net inventories as a result of increasing demand and improving sales of new equipment. Also decreasing our operating cash flows were a $6.0 million increase in accounts receivable, a $15.4 million decrease in accrued expenses payable and other liabilities and a $4.0 million increase in prepaid expenses and other assets.

For the three month period ended March 31, 2013, the cash provided by our operating activities was $8.8 million. Our reported net income of $4.8 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, writedown of goodwill for tax-deductible goodwill in excess of book goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $30.9 million. These cash flows from operating activities were also positively impacted by a $61.4 million increase in accounts payable and a $16.9 million increase in manufacturing flooring plans payable. Also increasing our operating cash flows was an $8.8 million decrease in net accounts receivables. Offsetting these positive cash flows were an increase of $93.5 million in net inventories as a result of increasing demand and improving sales of new and used equipment. Also decreasing our operating cash flows was a $13.6 million decrease in accrued expenses payable and other liabilities.

Cash flow from investing activities. For the three months ended March 31, 2014, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of $20.2 million. This was a net result of purchases of rental and non-rental equipment totaling $45.7 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $25.5 million.

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

Cash flow from financing activities. For the three month period ended March 31, 2014, cash provided by our financing activities was approximately $21.6 million, substantially as a result of net borrowings under the Credit Facility of $21.5 million.

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

As amended, the Credit Facility provides, among other things, a $402.5 million senior secured asset based revolver which includes a $30.0 million letter of credit facility, and, after giving effect to the increase provided for in Amendment No. 3, a $47.5 million incremental facility. In addition, the borrowers under the Credit Facility remain the same, the Credit Facility remains secured by substantially all of the assets of the Company and its subsidiaries, and the Company and each of its subsidiaries continue to provide a guaranty of the obligations under the Credit Facility. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio in the event that our excess borrowing availability is below approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). The Credit Facility also requires us to maintain a maximum total leverage ratio of 5.0 to 1.0, which is tested if excess availability is less than approximately $50.3 million (as adjusted if the $47.5 million incremental facility is exercised). As of March 31, 2014, we were in compliance with our financial covenants under the Credit Facility.

At March 31, 2014, the interest rate on the Credit Facility was based on LIBOR plus 225 basis points. The weighted average interest rate at March 31, 2014 was approximately 2.8%. At April 25, 2014, we had $260.5 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2014 were approximately $65.0 million, including $25.3 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2014 were $6.1 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of April 25, 2014, we had $260.5 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit.

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

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At March 31, 2014, we had total borrowings outstanding under the Credit Facility of approximately $124.0 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.2 million increase in interest expense on an annualized basis. At April 25, 2014, we had $260.5 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of March 31, 2014 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2013.

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

H&E EQUIPMENT SERVICES, INC.

Dated: May 1, 2014	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2014	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).