Form 10-Q
period 2014-06-30
H&E Equipment Services, Inc.
filed 2014-07-31
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

As of July 24, 2014, there were 35,209,010 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

June 30, 2014

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$6,090	$17,607
Receivables, net of allowance for doubtful accounts of $3,193 and $3,651, respectively	144,536	131,970
Inventories, net of reserves for obsolescence of $623 and $647, respectively	150,704	111,640
Prepaid expenses and other assets	8,805	6,024
Rental equipment, net of accumulated depreciation of $325,610 and $309,944, respectively	784,896	688,710
Property and equipment, net of accumulated depreciation and amortization of $82,220 and $75,994, respectively	99,236	98,503
Deferred financing costs, net of accumulated amortization of $10,674 and $10,176, respectively	4,986	4,689
Goodwill	31,197	31,197

Total assets	$1,230,450	$1,090,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$172,768	$102,460
Accounts payable	95,198	67,779
Manufacturer flooring plans payable	52,142	49,062
Dividends payable	—	633
Accrued expenses payable and other liabilities	57,414	54,439
Senior unsecured notes (net of unaccreted discount of $1,370 and $1,454, respectively)	628,630	628,546
Capital leases payable	2,190	2,278
Deferred income taxes	100,540	88,291
Deferred compensation payable	2,073	2,040

Total liabilities	1,110,955	995,528

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,033,974 and 39,023,594 shares issued at June 30, 2014 and December 31, 2013, respectively, and 35,209,415 and 35,200,398 shares outstanding at June 30, 2014 and December 31, 2013, respectively	390	389
Additional paid-in capital	217,370	215,775
Treasury stock at cost, 3,824,559 and 3,823,196 shares of common stock held at June 30, 2014 and December 31, 2013, respectively	(58,468)	(58,468)
Retained deficit	(39,797)	(62,884)

Total stockholders’ equity	119,495	94,812

Total liabilities and stockholders’ equity	$1,230,450	$1,090,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Equipment rentals	$98,814	$83,728	$185,038	$159,098
New equipment sales	90,581	73,436	160,128	126,759
Used equipment sales	31,397	34,661	60,742	66,810
Parts sales	28,371	26,448	54,173	51,400
Services revenues	16,102	13,770	29,750	28,321
Other	15,113	13,297	27,776	25,340

Total revenues	280,378	245,340	517,607	457,728

Cost of revenues:
Rental depreciation	35,449	30,020	68,447	58,152
Rental expense	15,581	14,248	29,805	27,851
New equipment sales	79,413	65,055	141,147	112,794
Used equipment sales	21,056	24,172	41,474	46,920
Parts sales	20,041	19,233	38,323	37,537
Services revenues	5,767	5,057	10,508	10,800
Other	14,003	12,143	26,051	23,782

Total cost of revenues	191,310	169,928	355,755	317,836

Gross profit	89,068	75,412	161,852	139,892
Selling, general and administrative expenses	51,883	47,106	100,739	93,370
Gain on sales of property and equipment, net	757	606	1,420	1,106

Income from operations	37,942	28,912	62,533	47,628

Other income (expense):
Interest expense	(12,922)	(13,085)	(25,572)	(25,357)
Other, net	344	201	650	708

Total other expense, net	(12,578)	(12,884)	(24,922)	(24,649)

Income before income taxes	25,364	16,028	37,611	22,979
Provision for income taxes	9,638	5,219	14,449	7,393

Net income	$15,726	$10,809	$23,162	$15,586

Net income per common share:
Basic	$0.45	$0.31	$0.66	$0.45

Diluted	$0.45	$0.31	$0.66	$0.44

Weighted average common shares outstanding:
Basic	35,111	34,988	35,110	34,982

Diluted	35,235	35,122	35,227	35,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$23,162	$15,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	9,718	8,077
Depreciation on rental equipment	68,447	58,152
Amortization of deferred financing costs	497	557
Accretion of note discount, net of premium amortization	84	147
Provision for losses on accounts receivable	1,374	1,573
Provision for inventory obsolescence	63	94
Increase in deferred income taxes	12,249	3,058
Stock-based compensation expense	1,619	1,604
Gain on sales of property and equipment, net	(1,420)	(1,106)
Gain on sales of rental equipment, net	(18,172)	(18,179)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	—	439
Changes in operating assets and liabilities:
Receivables	(13,940)	6,164
Inventories	(76,555)	(94,625)
Prepaid expenses and other assets	(2,781)	(3,268)
Accounts payable	27,420	40,685
Manufacturer flooring plans payable	3,080	5,531
Accrued expenses payable and other liabilities	2,975	4,306
Deferred compensation payable	33	33

Net cash provided by operating activities	37,853	28,828

Cash flows from investing activities:
Purchases of property and equipment	(10,572)	(12,332)
Purchases of rental equipment	(161,579)	(121,010)
Proceeds from sales of property and equipment	1,541	1,191
Proceeds from sales of rental equipment	52,546	50,002

Net cash used in investing activities	(118,064)	(82,149)

Cash flows from financing activities:
Purchases of treasury stock	—	(410)
Excess tax benefit (deficiency) from stock-based awards	(24)	227
Borrowings on senior secured credit facility	590,249	533,898
Payments on senior secured credit facility	(519,941)	(591,101)
Proceeds from issuance of senior unsecured notes	—	107,250
Payments of deferred financing costs	(794)	(735)
Dividends paid	(708)	(398)
Payments of capital lease obligations	(88)	(83)

Net cash provided by financing activities	68,694	48,648

Net decrease in cash	(11,517)	(4,673)
Cash, beginning of period	17,607	8,894

Cash, end of period	$6,090	$4,221

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013

Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$37,428	$32,282

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,968	$23,699

Income taxes paid, net of refunds received	$2,634	$1,212

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013, from which the consolidated balance sheet amounts as of December 31, 2013 were derived.

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

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. During the six month period ended June 30, 2014, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) which amended the FASB’s guidance for reporting discontinued operations and disposals of components of an entity under Accounting Standards Codification Subtopic 250-20. The guidance as amended by ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation by requiring that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale be reported as such. The amendments also expand the disclosure requirements regarding the assets, liabilities, revenues and expenses of discontinued operations and add new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years beginning after December 15, 2014, and interim reporting periods within those years (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. This guidance will be effective for the Company for our 2017 fiscal year. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This ASU further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2014 and December 31, 2013 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	June 30, 2014
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$52,142	$46,021
Senior unsecured notes with interest computed at 7.0%(1) (Level 1)	630,000	696,150
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,190	1,594
Letter of credit (Level 3)	—	130

	December 31, 2013
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$49,062	$42,686
Senior unsecured notes with interest computed at 7.0%(1) (Level 1)	630,000	686,700
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,278	1,717
Letter of credit (Level 3)	—	146

(1)	– Amounts shown based on aggregate amounts outstanding for the periods presented.

(4)	Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2014 (amounts in thousands, except share data):

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balances at December 31, 2013	39,023,594	$389	$215,775	$(58,468)	$(62,884)	$94,812
Stock-based compensation	—	—	1,619	—	—	1,619
Cash dividend on common stock ($7.00 per share)	—	—	—	—	(75)	(75)
Excess tax deficiency from stock-based awards	—	—	(24)			(24)
Issuance of common stock	10,380	1	—	—	—	1
Net income	—	—	—	—	23,162	23,162

Balances at June 30, 2014	39,033,974	$390	$217,370	$(58,468)	$(39,797)	$119,495

(5)	Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of Accounting Standards Codification 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,604,046 shares as of June 30, 2014.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2013	187,867	$18.21
Granted	10,380	$28.91
Vested	(10,380)	$28.91
Forfeited	(1,363)	$18.72

Non-vested stock at June 30, 2014	186,504	$18.20

As of June 30, 2014, we had unrecognized compensation expense of approximately $1.7 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.7 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Compensation expense	$811	$665	$1,619	$1,604

Stock Options

At June 30, 2014, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2013	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at June 30, 2014	51,000	$17.80	2.0

Options exercisable at June 30, 2014	51,000	$17.80	2.0

The aggregate intrinsic value of our outstanding and exercisable options at June 30, 2014 was approximately $1.9 million.

(6)	Income per Share

Income per common share for the three and six months ended June 30, 2014 and 2013 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2014 and 2013 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic net income per share:
Net income	$15,726	$10,809	$23,162	$15,586
Weighted average number of shares of common stock outstanding	35,111	34,988	35,110	34,982

Net income per share of common stock – basic	$0.45	$0.31	$0.66	$0.45

Diluted net income per share:
Net income	$15,726	$10,809	$23,162	$15,586
Weighted average number of shares of common stock outstanding	35,111	34,988	35,110	34,982
Effect of dilutive securities:
Effect of dilutive stock options	24	35	23	35
Effect of dilutive non-vested restricted stock	100	99	94	92

Weighted average number of shares of common stock outstanding – diluted	35,235	35,122	35,227	35,109

Net income per share of common stock – diluted	$0.45	$0.31	$0.66	$0.44

Common shares excluded from the denominator as anti-dilutive:
Stock options	—	—	—	—

Non-vested restricted stock	—	—	—	—

(7)	Senior Unsecured Notes

The following table reconciles our Senior Secured Notes to our condensed consolidated balance sheets (amounts in thousands):

Balance at December 31, 2012	$521,065
Aggregate principal amount issued on February 4, 2013	100,000
Premium on notes issued	8,500
Initial purchaser’s discount	(1,250)
Accretion of discount through December 31, 2013	1,044
Amortization of note premium through December 31, 2013	(813)

Balance at December 31, 2013	$628,546
Accretion of discount through June 30, 2014	527
Amortization of note premium through June 30, 2014	(443)

Balance at June 30, 2014	$628,630

(8)	Senior Secured Credit Facility

We and our subsidiaries are parties to a senior secured credit facility (the “Credit Facility”) with General Electric Capital Corporation as agent, and the lenders named therein.

On May 21, 2014, we amended, extended and restated our existing $402.5 million senior secured credit facility with General Electric Capital Corporation by entering into the Fourth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, the other credit parties named therein, the lenders named therein, General Electric Capital Corporation, as administrative agent, Bank of America, N.A. as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent and Deutsche Bank Securities Inc. as joint lead arranger and joint bookrunner.

The Amended and Restated Credit Agreement, among other things, (i) extends the maturity date of the credit facility from February 29, 2017 to May 21, 2019, (ii) increases the uncommitted incremental revolving capacity from $130 million to $150 million, (iii) permits a like-kind exchange program under Section 1031 of the Internal Revenue Code of 1986, as amended, (iv) provides that the unused commitment fee margin will be either 0.50%, 0.375% or 0.25%, depending on the ratio of the average of the daily closing balances of the aggregate revolving loans, swing line loans and letters of credit outstanding during each month to the aggregate commitments for the revolving loans, swing line loans and letters of credit, (v) lowers the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 0.75% to 1.25% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 1.75% to 2.25%, depending on the leverage ratio, (vi) lowers the margin applicable to the letter of credit fee to between 1.75% and 2.25%, depending on the leverage ratio, and (vii) permits, under certain conditions, for the payment of dividends and/or stock repurchases or redemptions on the capital stock of the Company of up to $75 million per calendar year and further additionally permits the payment of the special cash dividend of $7.00 per share previously declared by the Company on August 20, 2012 to the holders of outstanding restricted stock of the Company following the declared payment date with such permission not tied to the vesting of such restricted stock (which includes the Company’s payment in June 2014 of all amounts that remained payable to the holders of the restricted stock of the Company with respect to such special dividend that was otherwise payable following the applicable vesting dates in May and July 2014 and 2015).

At June 30, 2014, the interest rate on the Credit Facility was based on LIBOR plus 200 basis points. The weighted average interest rate at June 30, 2014 was approximately 2.5%. At June 30, 2014, we had $223.2 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

(9)	Segment Information

We have identified five reportable segments: equipment rentals, new equipment sales, used equipment sales, parts sales and services revenues. These segments are based upon how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. There were no sales between segments for any of the periods presented. Selling, general and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to reportable segments.

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Equipment rentals	$98,814	$83,728	$185,038	$159,098
New equipment sales	90,581	73,436	160,128	126,759
Used equipment sales	31,397	34,661	60,742	66,810
Parts sales	28,371	26,448	54,173	51,400
Services revenues	16,102	13,770	29,750	28,321

Total segmented revenues	265,265	232,043	489,831	432,388
Non-segmented revenues	15,113	13,297	27,776	25,340

Total revenues	$280,378	$245,340	$517,607	$457,728

Gross Profit:
Equipment rentals	$47,784	$39,460	$86,786	$73,095
New equipment sales	11,168	8,381	18,981	13,965
Used equipment sales	10,341	10,489	19,268	19,890
Parts sales	8,330	7,215	15,850	13,863
Services revenues	10,335	8,713	19,242	17,521

Total segmented gross profit	87,958	74,258	160,127	138,334
Non-segmented gross profit	1,110	1,154	1,725	1,558

Total gross profit	$89,068	$75,412	$161,852	$139,892

	Balances at
	June 30,	December 31,
	2014	2013
Segment identified assets:
Equipment sales	$130,800	$95,392
Equipment rentals	784,896	688,710
Parts and services	19,904	16,248

Total segment identified assets	935,600	800,350
Non-segment identified assets	294,850	289,990

Total assets	$1,230,450	$1,090,340

The Company operates primarily in the United States and our sales to international customers for the three and six month periods ended June 30, 2014 were 1.5% and 1.6%, respectively, of total revenues compared to 0.7% and 1.2% for the three and six month periods ended June 30, 2013, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$6,090	$—	$—	$6,090
Receivables, net	124,738	19,798	—	144,536
Inventories, net	136,967	13,737	—	150,704
Prepaid expenses and other assets	8,600	205	—	8,805
Rental equipment, net	664,076	120,820	—	784,896
Property and equipment, net	86,754	12,482	—	99,236
Deferred financing costs, net	4,986	—	—	4,986
Investment in guarantor subsidiaries	186,443	—	(186,443)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,220,325	$196,568	$(186,443)	$1,230,450

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$172,768	$—	$—	$172,768
Accounts payable	87,916	7,282	—	95,198
Manufacturer flooring plans payable	52,142	—	—	52,142
Accrued expenses payable and other liabilities	56,738	676	—	57,414
Dividends payable	23	(23)	—	—
Senior unsecured notes	628,630	—	—	628,630
Capital lease payable	—	2,190	—	2,190
Deferred income taxes	100,540	—	—	100,540
Deferred compensation payable	2,073	—	—	2,073

Total liabilities	1,100,830	10,125	—	1,110,955
Stockholders’ equity	119,495	186,443	(186,443)	119,495

Total liabilities and stockholders’ equity	$1,220,325	$196,568	$(186,443)	$1,230,450

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$17,607	$—	$—	$17,607
Receivables, net	114,525	17,445	—	131,970
Inventories, net	102,125	9,515	—	111,640
Prepaid expenses and other assets	5,853	171	—	6,024
Rental equipment, net	582,721	105,989	—	688,710
Property and equipment, net	85,826	12,677	—	98,503
Deferred financing costs, net	4,689	—	—	4,689
Investment in guarantor subsidiaries	165,703	—	(165,703)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,080,720	$175,323	$(165,703)	$1,090,340

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$102,460	$—	$—	$102,460
Accounts payable	60,787	6,992	—	67,779
Manufacturer flooring plans payable	49,062	—	—	49,062
Dividends payable	656	(23)	—	633
Accrued expenses payable and other liabilities	54,066	373	—	54,439
Senior unsecured notes	628,546	—	—	628,546
Capital leases payable	—	2,278	—	2,278
Deferred income taxes	88,291	—	—	88,291
Deferred compensation payable	2,040	—	—	2,040

Total liabilities	985,908	9,620	—	995,528
Stockholders’ equity	94,812	165,703	(165,703)	94,812

Total liabilities and stockholders’ equity	$1,080,720	$175,323	$(165,703)	$1,090,340

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$83,728	$15,086	$—	$98,814
New equipment sales	80,760	9,821	—	90,581
Used equipment sales	26,062	5,335	—	31,397
Parts sales	24,549	3,822	—	28,371
Services revenues	13,856	2,246	—	16,102
Other	12,600	2,513	—	15,113

Total revenues	241,555	38,823	—	280,378

Cost of revenues:
Rental depreciation	30,038	5,411		35,449
Rental expense	13,012	2,569	—	15,581
New equipment sales	70,633	8,780	—	79,413
Used equipment sales	17,479	3,577	—	21,056
Parts sales	17,376	2,665	—	20,041
Services revenues	4,942	825	—	5,767
Other	11,526	2,477	—	14,003

Total cost of revenues	165,006	26,304	—	191,310

Gross profit:
Equipment rentals	40,678	7,106	—	47,784
New equipment sales	10,127	1,041	—	11,168
Used equipment sales	8,583	1,758	—	10,341
Parts sales	7,173	1,157	—	8,330
Services revenues	8,914	1,421	—	10,335
Other	1,074	36	—	1,110

Gross profit	76,549	12,519	—	89,068

Selling, general and administrative expenses	43,695	8,188	—	51,883
Equity in earnings of guarantor subsidiaries	1,613	—	(1,613)	—
Gain on sales of property and equipment, net	642	115	—	757

Income from operations	35,109	4,446	(1,613)	37,942

Other income (expense):
Interest expense	(10,034)	(2,888)	—	(12,922)
Other, net	289	55	—	344

Total other expense, net	(9,745)	(2,833)	—	(12,578)

Income before income taxes	25,364	1,613	(1,613)	25,364
Income tax expense	9,638	—	—	9,638

Net income	$15,726	$1,613	$(1,613)	$15,726

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$69,370	$14,358	$—	$83,728
New equipment sales	66,481	6,955	—	73,436
Used equipment sales	30,227	4,434	—	34,661
Parts sales	22,631	3,817	—	26,448
Services revenues	11,845	1,925	—	13,770
Other	10,995	2,302	—	13,297

Total revenues	211,549	33,791	—	245,340

Cost of revenues:
Rental depreciation	24,684	5,336	—	30,020
Rental expense	11,613	2,635	—	14,248
New equipment sales	58,780	6,275	—	65,055
Used equipment sales	21,163	3,009	—	24,172
Parts sales	16,491	2,742	—	19,233
Services revenues	4,365	692	—	5,057
Other	9,835	2,308	—	12,143

Total cost of revenues	146,931	22,997	—	169,928

Gross profit (loss):
Equipment rentals	33,073	6,387	—	39,460
New equipment sales	7,701	680	—	8,381
Used equipment sales	9,064	1,425	—	10,489
Parts sales	6,140	1,075	—	7,215
Services revenues	7,480	1,233	—	8,713
Other	1,160	(6)	—	1,154

Gross profit	64,618	10,794	—	75,412

Selling, general and administrative expenses	39,301	7,805	—	47,106
Equity in earnings of guarantor subsidiaries	417	—	(417)	—
Gain on sales of property and equipment, net	521	85	—	606

Income from operations	26,255	3,074	(417)	28,912

Other income (expense):
Interest expense	(10,414)	(2,671)	—	(13,085)
Other, net	187	14	—	201

Total other expense, net	(10,227)	(2,657)	—	(12,884)

Income before income taxes	16,028	417	(417)	16,028
Income tax expense	5,219	—	—	5,219

Net income	$10,809	$417	$(417)	$10,809

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$157,173	$27,865	$—	$185,038
New equipment sales	141,811	18,317	—	160,128
Used equipment sales	47,636	13,106	—	60,742
Parts sales	46,947	7,226	—	54,173
Services revenues	25,427	4,323	—	29,750
Other	23,136	4,640	—	27,776

Total revenues	442,130	75,477	—	517,607

Cost of revenues:
Rental depreciation	57,823	10,624	—	68,447
Rental expense	24,951	4,854	—	29,805
New equipment sales	124,759	16,388	—	141,147
Used equipment sales	31,968	9,506	—	41,474
Parts sales	33,288	5,035	—	38,323
Services revenues	8,918	1,590	—	10,508
Other	21,379	4,672	—	26,051

Total cost of revenues	303,086	52,669	—	355,755

Gross profit (loss):
Equipment rentals	74,399	12,387	—	86,786
New equipment sales	17,052	1,929	—	18,981
Used equipment sales	15,668	3,600	—	19,268
Parts sales	13,659	2,191	—	15,850
Services revenues	16,509	2,733	—	19,242
Other	1,757	(32)	—	1,725

Gross profit	139,044	22,808	—	161,852

Selling, general and administrative expenses	84,970	15,769	—	100,739
Equity in earnings of guarantor subsidiaries	1,813	—	(1,813)	—
Gain on sales of property and equipment, net	1,155	265	—	1,420

Income from operations	57,042	7,304	(1,813)	62,533

Other income (expense):
Interest expense	(19,985)	(5,587)	—	(25,572)
Other, net	554	96	—	650

Total other expense, net	(19,431)	(5,491)	—	(24,922)

Income before income taxes	37,611	1,813	(1,813)	37,611
Income tax expense	14,449	—	—	14,449

Net income	$23,162	$1,813	$(1,813)	$23,162

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$132,279	$26,819	$—	$159,098
New equipment sales	113,753	13,006	—	126,759
Used equipment sales	55,753	11,057	—	66,810
Parts sales	43,946	7,454	—	51,400
Services revenues	24,613	3,708	—	28,321
Other	20,932	4,408	—	25,340

Total revenues	391,276	66,452	—	457,728

Cost of revenues:
Rental depreciation	47,707	10,445	—	58,152
Rental expense	22,891	4,960	—	27,851
New equipment sales	101,174	11,620	—	112,794
Used equipment sales	38,820	8,100	—	46,920
Parts sales	32,158	5,379	—	37,537
Services revenues	9,506	1,294	—	10,800
Other	19,257	4,525	—	23,782

Total cost of revenues	271,513	46,323	—	317,836

Gross profit (loss):
Equipment rentals	61,681	11,414	—	73,095
New equipment sales	12,579	1,386	—	13,965
Used equipment sales	16,933	2,957	—	19,890
Parts sales	11,788	2,075	—	13,863
Services revenues	15,107	2,414	—	17,521
Other	1,675	(117)	—	1,558

Gross profit	119,763	20,129	—	139,892
Selling, general and administrative expenses	77,782	15,588	—	93,370
Equity in loss of guarantor subsidiaries	(399)	—	399	—
Gain on sales of property and equipment, net	947	159	—	1,106

Income from operations	42,529	4,700	399	47,628

Other income (expense):
Interest expense	(20,217)	(5,140)	—	(25,357)
Other, net	667	41	—	708

Total other expense, net	(19,550)	(5,099)	—	(24,649)

Income (loss) before income taxes	22,979	(399)	399	22,979
Income tax expense	7,393	—	—	7,393

Net income (loss)	$15,586	$(399)	$399	$15,586

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$23,162	$1,813	$(1,813)	$23,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	8,547	1,171	—	9,718
Depreciation on rental equipment	57,823	10,624	—	68,447
Amortization of deferred financing costs	497	—	—	497
Accretion of note discount, net of premium amortization	84	—	—	84
Provision for losses on accounts receivable	1,157	217	—	1,374
Provision for inventory obsolescence	63	—	—	63
Increase in deferred income taxes	12,249	—	—	12,249
Stock-based compensation expense	1,619	—	—	1,619
Gain on sales of property and equipment, net	(1,155)	(265)	—	(1,420)
Gain on sales of rental equipment, net	(14,627)	(3,545)	—	(18,172)
Equity in earnings of guarantor subsidiaries	(1,813)	—	1,813	—
Changes in operating assets and liabilities:
Receivables	(11,370)	(2,570)	—	(13,940)
Inventories	(67,639)	(8,916)	—	(76,555)
Prepaid expenses and other assets	(2,747)	(34)	—	(2,781)
Accounts payable	27,130	290	—	27,420
Manufacturer flooring plans payable	3,080	—	—	3,080
Accrued expenses payable and other liabilities	2,672	303	—	2,975
Deferred compensation payable	33	—	—	33

Net cash provided by (used in) operating activities	38,765	(912)	—	37,853

Cash flows from investing activities:
Purchases of property and equipment	(9,596)	(976)	—	(10,572)
Purchases of rental equipment	(132,476)	(29,103)	—	(161,579)
Proceeds from sales of property and equipment	1,276	265	—	1,541
Proceeds from sales of rental equipment	40,659	11,887	—	52,546
Investment in subsidiaries	(18,927)	—	18,927	—

Net cash used in investing activities	(119,064)	(17,927)	18,927	(118,064)

Cash flows from financing activities:
Excess tax deficiency from stock-based awards	(24)	—	—	(24)
Borrowings on senior secured credit facility	590,249	—	—	590,249
Payments on senior secured credit facility	(519,941)	—	—	(519,941)
Payments of deferred financing costs	(794)	—	—	(794)
Dividends paid	(708)	—	—	(708)
Payments on capital lease obligations	—	(88)	—	(88)
Capital contributions	—	18,927	(18,927)	—

Net cash provided by financing activities	68,782	18,839	(18,927)	68,694

Net decrease in cash	(11,517)	—	—	(11,517)
Cash, beginning of period	17,607	—	—	17,607

Cash, end of period	$6,090	$—	$—	$6,090

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$15,586	$(399)	$399	$15,586
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	7,083	994	—	8,077
Depreciation on rental equipment	47,707	10,445	—	58,152
Amortization of deferred financing costs	557	—	—	557
Accretion of note discount, net of premium amortization	147	—	—	147
Provision for losses on accounts receivable	1,175	398	—	1,573
Provision for inventory obsolescence	94	—	—	94
Increase in deferred income taxes	3,058	—	—	3,058
Stock-based compensation expense	1,604	—	—	1,604
Gain on sales of property and equipment, net	(947)	(159)	—	(1,106)
Gain on sales of rental equipment, net	(15,237)	(2,942)	—	(18,179)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	439	—	—	439
Equity in loss of guarantor subsidiaries	399	—	(399)	—
Changes in operating assets and liabilities:
Receivables	6,551	(387)	—	6,164
Inventories	(88,421)	(6,204)	—	(94,625)
Prepaid expenses and other assets	(3,223)	(45)	—	(3,268)
Accounts payable	36,999	3,686	—	40,685
Manufacturer flooring plans payable	5,979	(448)	—	5,531
Accrued expenses payable and other liabilities	3,838	468	—	4,306
Deferred compensation payable	33	—	—	33

Net cash provided by operating activities	23,421	5,407	—	28,828

Cash flows from investing activities:
Purchases of property and equipment	(11,532)	(800)	—	(12,332)
Purchases of rental equipment	(101,801)	(19,209)	—	(121,010)
Proceeds from sales of property and equipment	979	212	—	1,191
Proceeds from sales of rental equipment	41,368	8,634	—	50,002
Investment in subsidiaries	(5,848)	—	5,848	—

Net cash used in investing activities	(76,834)	(11,163)	5,848	(82,149)

Cash flows from financing activities:
Purchases of treasury stock	(410)	—	—	(410)
Excess tax benefit from stock-based awards	227	—	—	227
Borrowings on senior secured credit facility	533,898	—	—	533,898
Payments on senior secured credit facility	(591,101)	—	—	(591,101)
Proceeds from issuance of unsecured notes	107,250	—	—	107,250
Payments of deferred financing costs	(735)	—	—	(735)
Dividends paid	(389)	(9)	—	(398)
Payments on capital lease obligations	—	(83)	—	(83)
Capital contributions	—	5,848	(5,848)	—

Net cash provided by financing activities	48,740	5,756	(5,848)	48,648

Net decrease in cash	(4,673)	—	—	(4,673)
Cash, beginning of period	8,894	—	—	8,894

Cash, end of period	$4,221	$—	$—	$4,221

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2014, and its results of operations for the three and six month periods ended June 30, 2014, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of July 24, 2014, we operated 69 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the quarter ended June 30, 2014. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six month period ended June 30, 2014, approximately 35.8% of our total revenues were attributable to equipment rentals, 30.9% of our total revenues were attributable to new equipment sales, 11.7% were attributable to used equipment sales, 10.5% were attributable to parts sales, 5.7% were attributable to our services revenues and 5.4% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2014, our total cost of revenues was approximately $355.8 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2014, our selling, general and administrative expenses were $100.7 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

We are also subject to federal and state income taxes. Future income tax examinations by state and federal agencies could result in additional income tax expense based on probable outcomes of such matters.

Cost of Revenues:

Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and industrial lift trucks over a seven year estimated useful life. Attachments and other smaller types of equipment are depreciated over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives assigned to rental equipment.

Rental Expense. Rental expense represents the costs (excluding depreciation) associated with rental equipment, including, among other things, the cost of servicing and maintaining our rental equipment, property taxes on our fleet and other miscellaneous costs of rental equipment.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2014 was $784.9 million, or approximately 63.8% of our total assets. Our rental fleet as of June 30, 2014 consisted of 24,302 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.1 billion. As of June 30, 2014, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	16,154	66.5%	$690.0	61.8%	37.5
Cranes	424	1.7%	133.1	11.9%	36.4
Earthmoving	2,278	9.4%	206.6	18.5%	20.0
Industrial Lift Trucks	758	3.1%	29.9	2.7%	25.8
Other	4,688	19.3%	57.3	5.1%	21.3

Total	24,302	100.0%	$1,116.9	100.0%	32.3

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

The original acquisition cost of our gross rental fleet increased by approximately $116.1 million, or 11.6%, for the six month period ended June 30, 2014. The average age of our rental fleet equipment decreased by approximately 2.6 months for the six months ended June 30, 2014.

Our average rental rates for the six month period ended June 30, 2014 were 0.9% higher than in the six month period ended June 30, 2013. Our average rental rates for the three month period ended June 30, 2014 were 2.1% higher than in the three month period ended June 30, 2013 and 1.8% higher than the three month period ended March 31, 2014 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the six months ended June 30, 2014 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six months ended June 30, 2014 and 2013. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues.

	Three Months Ended June 30,		Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	2014	2013
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$98,814	$83,728	$15,086	18.0%
New equipment sales	90,581	73,436	17,145	23.3%
Used equipment sales	31,397	34,661	(3,264)	(9.4)%
Parts sales	28,371	26,448	1,923	7.3%
Services revenues	16,102	13,770	2,332	16.9%
Non-Segmented revenues	15,113	13,297	1,816	13.7%

Total revenues	$280,378	$245,340	$35,038	14.3%

Total Revenues. Our total revenues were $280.4 million for the three month period ended June 30, 2014 compared to $245.3 million for the three month period ended June 30, 2013, an increase of approximately $35.0 million, or 14.3%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended June 30, 2014 increased $15.1 million, or 18.0%, to $98.8 million from $83.7 million in the three month period ended June 30, 2013. Rental revenues from aerial work platforms increased $8.2 million, while rental revenues from earthmoving equipment increased $2.5 million. Rental revenues from cranes increased $0.9 million, and rental revenues from other equipment and lift trucks increased $3.2 million and $0.3 million, respectively. Our average rental rates for the three month period ended June 30, 2014 increased 2.1% compared to the same three month period last year and increased 1.8% from the first quarter ended March 31, 2014.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2014 improved to 36.3% compared to 35.8% in the three month period ended June 30, 2013, an increase of 0.5%. The increase in comparative rental equipment dollar utilization was primarily driven by a 2.1% increase in average rental rates and the mix of equipment rented, combined with an improvement in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was 72.7% for the three month period ended June 30, 2014 compared to 71.0% in the three month period ended June 30, 2013, an increase of 1.7%. Rental equipment time utilization based on the number of rental equipment units available for rent was 67.0% for the three month period ended June 30, 2014 compared to 66.3% in the same period last year, an increase of 0.7%. The increase in equipment rental time utilization based on original equipment cost and based on the number of units available for rent is largely reflective of increased demand for rental equipment.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2014 increased $17.1 million, or 23.3%, to $90.6 million from $73.4 million for the three month period ended June 30, 2013. Sales of new cranes increased approximately $8.0 million and sales of new aerial work platform equipment increased $6.4 million, while sales of new earthmoving equipment increased $3.2 million. Partially offsetting these increases were a $0.3 million decrease in new lift truck sales and a $0.1 million decrease in new other equipment sales.

Used Equipment Sales Revenues. Our used equipment sales decreased $3.3 million, or 9.4%, to $31.4 million for the three month period ended June 30, 2014, from $34.7 million for the same three month period in 2013. Sales of used crane equipment decreased $5.1 million and sales of used aerial work platform equipment decreased $1.9 million, while sales of used lift trucks decreased $0.2 million. Offsetting these decreases were an increase in used earthmoving equipment sales of $3.7 million and a $0.1 million increase in used general equipment sales.

Parts Sales Revenues. Our parts sales increased approximately $1.9 million, or 7.3%, to $28.4 million for the three month period ended June 30, 2014 from approximately $26.4 million for the same three month period in 2013. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the three month period ended June 30, 2014 increased $2.3 million, or 16.9%, to $16.1 million from $13.8 million for the same three month period last year. The increase in services revenues was due to higher demand for services compared to last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended June 30, 2014, our other revenues were approximately $15.1 million, an increase of $1.8 million, or 13.7%, from $13.3 million in the same three month period in 2013. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with equipment rentals.

Gross Profit.

	Three Months Ended June 30,		Total Dollar Change Increase (Decrease)	Total Percentage Change Increase (Decrease)
	2014	2013
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$47,784	$39,460	$8,324	21.1%
New equipment sales	11,168	8,381	2,787	33.3%
Used equipment sales	10,341	10,489	(148)	(1.4)%
Parts sales	8,330	7,215	1,115	15.5%
Services revenues	10,335	8,713	1,622	18.6%
Non-Segmented revenues	1,110	1,154	(44)	(3.8)%

Total gross profit	$89,068	$75,412	$13,656	18.1%

Total Gross Profit. Our total gross profit was $89.1 million for the three month period ended June 30, 2014 compared to $75.4 million for the same three month period in 2013, an increase of $13.7 million, or 18.1%. Total gross profit margin for the three month periods ended June 30, 2014 was 31.8%, an increase of 1.1% from 30.7% during the same three month period last year. Gross profit and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended June 30, 2014 increased $8.3 million, or 21.1%, to $47.8 million from $39.5 million in the same three month period in 2013. The increase in equipment rentals gross profit was the result of a $15.1 million increase in rental revenues, which was partially offset by a $1.3 million increase in rental expenses and a $5.4 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2014 compared to 2013. As a percentage of equipment rental revenues, rental expenses were 15.8% for the three month period ended June 30, 2014 compared to 17.0% for the same period last year. This percentage decrease was primarily attributable to the increase in comparative rental revenues. Depreciation expense was 35.9% of equipment rental revenues for each of the three month periods ended June 30, 2014 and 2013.

Gross profit margin on equipment rentals for the three month period ended June 30, 2014 was approximately 48.4%, a 1.3% increase compared to a gross profit margin of 47.1% for the same period in 2013. This increase in gross profit margin was primarily due to the increase in equipment rental revenues and the decrease in rental expenses as a percentage of equipment rental revenues.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2014 increased $2.8 million, or 33.3%, to $11.2 million compared to $8.4 million for the same three month period in 2013 on a total new equipment sales increase of $17.1 million. Gross profit margin on new equipment sales for the three month period ended June 30, 2014 was 12.3%, an increase of 0.9% from 11.4% in the same three month period in 2013, primarily reflecting higher margins on sales of new cranes in the current year period.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2014 decreased approximately $0.1 million, or 1.4%, to $10.3 million from $10.5 million in the same period in 2013 on a used equipment sales decrease of $3.3 million. Gross profit margin on used equipment sales for the three month period ended June 30, 2014 was 32.9%, up 2.6% from 30.3% for the same three month period in 2013, primarily as a result of higher margins on sales of used cranes, aerial work platform equipment and earthmoving equipment. Our used equipment sales from the rental fleet, which comprised approximately 88.4% and 79.7% of our used equipment sales for the three month periods ended June 30, 2014 and 2013, respectively, were approximately 154.7% and 154.0% of net book value for the three month periods ended June 30, 2014 and 2013, respectively.

Parts Sales Gross Profit. For the three month period ended June 30, 2014, our parts sales revenue gross profit increased $1.1 million, or 15.5%, to $8.3 million from $7.2 million for the same three month period in 2013 on a $1.9 million increase in parts sales revenues. Gross profit margin for the three month period ended June 30, 2014 was 29.4%, an increase of 2.1% from 27.3% in the same three month period in 2012, as a result of higher margins on other equipment parts sales and the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended June 30, 2014, our services revenues gross profit increased $1.6 million, or 18.6%, to $10.3 million from $8.7 million for the same three month period in 2013 on a $2.3 million increase in services revenues. Gross profit margin for the three month period ended June 30, 2014 was 64.2%, up 0.9% from 63.3% in the same three month period in 2013, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased less than $0.1 million, or 3.8%, to $1.1 million for the three month period ended June 30, 2014 from $1.2 million for the same period in 2013. Gross margin for the three month period ended June 30, 2014 was 7.3% compared to a gross margin of 8.7% in the same three month period last year, primarily reflective of lower margins on hauling and other transportations costs.

Selling, General and Administrative Expenses. SG&A expenses increased $4.8 million, or 10.1%, to $51.9 million for the three month period ended June 30, 2014 compared to $47.1 million for the three month period ended June 30, 2013. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased approximately $2.8 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental and new equipment sales revenues. Liability insurance costs increased $0.4 million and legal and professional fees increased $0.4 million. Facility and utility related expenses increased $0.5 million and depreciation expense increased $0.2 million. Supplies expense and other overhead costs increased $0.4 million. Stock-based compensation expense was $0.8 million and $0.9 million for the three month periods ended June 30, 2014 and 2013, respectively. Of the $4.8 million increase in SG&A expenses, approximately $0.6 million was attributable to branches opened since December 31, 2012 with less than three full months of operations (or no operations) in the second quarter of 2013. As a percentage of total revenues, SG&A expenses were 18.5% for the three month period ended June 30, 2014, a decrease of 0.7% from 19.2% for the same three month period in 2013, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the three month period ended June 30, 2014, our net other expenses decreased $0.3 million to $12.6 million compared to $12.9 million for the same three month period in 2013. The decrease was the result of a $0.2 million decrease in interest expense to $12.9 million for the three month period ended June 30, 2014 compared to $13.1 million for the same three month period in 2013 and a $0.1 million increase in miscellaneous other income. The decrease in interest expense is primarily the result of a $0.2 million increase in expense related to manufacturing flooring plans used to finance inventory purchases.

Income Taxes. We recorded income tax expense of $9.6 million for the three month period ended June 30, 2014 compared to income tax expense of $5.2 million for the three month period ended June 30, 2013. Our effective income tax rate was 38.0% for the three month period ended June 30, 2014 compared to 32.6% for the same three month period last year. The increase in our effective tax rate is primarily due to a decrease in permanent differences in the relation to current year pre-tax income. We also recorded a reduction of book goodwill of approximately $0.2 million for the three month period ended June 30, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2014 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues.

	Six Months Ended June 30,		Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	2014	2013
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$185,038	$159,098	$25,940	16.3%
New equipment sales	160,128	126,759	33,369	26.3%
Used equipment sales	60,742	66,810	(6,068)	(9.1)%
Parts sales	54,173	51,400	2,773	5.4%
Services revenues	29,750	28,321	1,429	5.0%
Non-Segmented revenues	27,776	25,340	2,436	9.6%

Total revenues	$517,607	$457,728	$59,879	13.1%

Total Revenues. Our total revenues were $517.6 million for the six month period ended June 30, 2014 compared to $457.7 million for the six month period ended June 30, 2013, an increase of $59.9 million, or 13.1%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the six month period ended June 30, 2014 increased $25.9 million, or 16.3%, to $185.0 million from $159.1 million in the six month period ended June 30, 2013. Rental revenues from aerial work platforms increased $15.5 million, while rental revenues from earthmoving equipment increased $4.7 million. Rental revenues from other equipment increased approximately $3.5 million and rental revenues from cranes increased $1.6 million. Lift truck rental revenues increased $0.5 million. Our average rental rates for the six month period ended June 30, 2014 increased 0.9% compared to the same six month period last year.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2014 improved to 35.3% from 34.9% in the six month period ended June 30, 2013, an increase of 0.4%. The increase in comparative rental equipment dollar utilization was primarily driven by an increase in rental equipment time utilization combined with a 0.9% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 71.0% for the six month period ended June 30, 2014 compared to 69.5% in the six month period ended June 30, 2013, an increase of 1.5%. Rental equipment time utilization based on the number of rental equipment units available for rent was 65.8% for the six month period ended June 30, 2014 compared to 65.0% in the same period last year, an increase of 0.8%. The increase in equipment rental time utilization based on original equipment cost and based on the number of units available for rent is reflective of increased equipment rental demand.

New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2014 increased approximately $33.4 million, or 26.3%, to $160.1 million from $126.8 million for the six month period ended June 30, 2013. Sales of new cranes increased $20.6 million and sales of new earthmoving equipment increased $6.9 million. Sales of new aerial work platform equipment increased $6.6 million. New other equipment sales decreased $0.7 million and sales of new lift trucks decreased approximately $0.1 million.

Used Equipment Sales Revenues. Our used equipment sales decreased $6.1 million, or 9.1%, to $60.7 million for the six month period ended June 30, 2014, from $66.8 million for the same six month period in 2013. The decrease in used equipment sales was primarily driven by a $10.6 million decrease in used crane sales. Used aerial work platform equipment sales decreased $0.2 million. Offsetting these decreases were an increase in sales of used earthmoving equipment of $4.6 million and a $0.2 million increase in used lift truck sales.

Parts Sales Revenues. Our parts sales increased $2.8 million, or 5.4%, to $54.2 million for the six month period ended June 30, 2014 from approximately $51.4 million for the same six month period in 2013. The increase in parts revenues was due to higher demand for parts compared to the same period last year.

Services Revenues. Our services revenues for the six month period ended June 30, 2014 increased $1.4 million, or 5.0%, to approximately $29.8 million from $28.3 million for the same six month period last year. The increase in services revenues was primarily due to higher demand for services compared to last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six month period ended June 30, 2014, our non-segmented other revenues were $27.8 million, an increase of approximately $2.4 million, or 9.6%, from $25.3 million in the same six month period in 2013. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with equipment rentals.

Gross Profit.

	Six Months Ended June 30,		Total Dollar Change Increase (Decrease)	Total Percentage Change Increase (Decrease)
	2014	2013
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$86,786	$73,095	$13,691	18.7%
New equipment sales	18,981	13,965	5,016	35.9%
Used equipment sales	19,268	19,890	(622)	(3.1)%
Parts sales	15,850	13,863	1,987	14.3%
Services revenues	19,242	17,521	1,721	9.8%
Non-Segmented revenues	1,725	1,558	167	10.7%

Total gross profit	$161,852	$139,892	$21,960	15.7%

Total Gross Profit. Our total gross profit was $161.9 million for the six month period ended June 30, 2014 compared to $139.9 million for the same six month period in 2013, an increase of $22.0 million, or 15.7%. Total gross profit margin for the six month period ended June 30, 2014 was 31.3%, an increase of 0.7% from the 30.6% gross profit margin for the same six month period in 2013. Gross profit and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six month period ended June 30, 2014 increased $13.7 million, or 18.7%, to $86.8 million from $73.1 million in the same six month period in 2013. The increase in equipment rentals gross profit was the result of a $25.9 million increase in rental revenues for the six month period ended June 30, 2014, which was partially offset by a $2.0 million increase in rental expenses and a $10.3 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2014 compared to 2013. As a percentage of equipment rental revenues, rental expenses were 16.1% for the six month period ended June 30, 2014 compared to 17.5% for the same period last year. This percentage decrease was primarily attributable to the increase in comparative rental revenues. Depreciation expense was 37.0% of equipment rental revenues for the six month period ended June 30, 2014 compared to 36.6% for the same period in 2013. The percentage increase in depreciation expense as a percentage of equipment rental revenues is primarily due to an increase in the volume of rental purchase option arrangements.

Gross profit margin on equipment rentals for the six month period ended June 30, 2014 was approximately 46.9%, up 1.0% from 45.9% for the same period in 2013. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from higher average rental rates and the increase in time utilization for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013, combined with the decrease in rental expenses as a percentage of equipment rental revenues.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2014 increased $5.0 million, or 35.9%, to $19.0 million compared to $14.0 million for the same six month period in 2013 on a total new equipment sales increase of $33.4 million. Gross profit margin on new equipment sales for the six month period ended June 30, 2014 was 11.9%, an increase of 0.9% from 11.0% in the same six month period in 2013, primarily reflecting higher margins on new crane and earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2014 decreased $0.6 million, or 3.1%, to $19.3 million from $19.9 million in the same period in 2013 on a used equipment sales decrease of $6.1 million. Gross profit margin on used equipment sales for the six month period ended June 30, 2014 was 31.7%, up approximately 1.9% from 29.8% for the same six month period in 2013, primarily as a result of higher margins on sales of used cranes and aerial work platform equipment. Our used equipment sales from the rental fleet, which comprised approximately 86.5% and 74.8% of our used equipment sales for the six month periods ended June 30, 2014 and 2013, respectively, were approximately 152.9% and 157.1% of net book value for the six month periods ended June 30, 2014 and 2013, respectively.

Parts Sales Gross Profit. For the six month period ended June 30, 2014, our parts sales revenue gross profit increased approximately $2.0 million, or 14.3%, to $15.9 million from $13.9 million for the same six month period in 2013 on a $2.8 million increase in parts sales revenues. Gross profit margin for the six month period ended June 30, 2014 was 29.3%, an increase of 2.3% from 27.0% in the same six month period in 2013, as a result of the mix of parts sold and pricing on other equipment parts.

Services Revenues Gross Profit. For the six month period ended June 30, 2014, our services revenues gross profit increased $1.7 million, or 9.8%, to $19.2 million from $17.5 million for the same six month period in 2013 on a $1.4 million increase in services revenues. Gross profit margin for the six month period ended June 30, 2014 was 64.7%, up approximately 2.8% from 61.9% in the same six month period in 2013, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit increased $0.2 million, or 10.7%, to $1.7 million for the six month period ended June 30, 2014 from approximately $1.6 million for the same period in 2013. Gross margin for the six month period ended June 30, 2014 was 6.2% compared to a gross margin of 6.1% in the same six month period last year.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $7.4 million, or 7.9%, to approximately $100.7 million for the six month period ended June 30, 2014 compared to $93.4 million for the six month period ended June 30, 2013. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased approximately $4.2 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental and new equipment sales revenues. Liability insurance costs increased $0.7 million and depreciation expense increased $0.5 million. Promotional expenses increased $0.4 million and legal and professional fees increased $0.5 million. Facility and utility related expenses increased $0.8 million. Stock-based compensation expense was $1.6 million for each of the six month periods ended June 30, 2014 and 2013. Of the $7.4 million increase in SG&A expenses, approximately $1.2 million was attributable to branches opened since December 31, 2012 with less than six full months of operations (or no operations) in the first six months of 2013. As a percentage of total revenues, SG&A expenses were 19.5% for the six month period ended June 30, 2014, a decrease of 0.9% from 20.4% for the same six month period in 2013, primarily as a result of the current year increase in total revenues.

Other Income (Expense). For the six month period ended June 30, 2014, our net other expenses increased approximately $0.3 million to $24.9 million compared to $24.6 million for the same six month period in 2013. The increase was the result of a $0.2 million increase in interest expense to $25.6 million for the six month period ended June 30, 2014 compared to $25.4 million for the same six month period in 2013 and a $0.1 million decrease in miscellaneous other income. The increase in interest expense is the net result of an approximately $0.7 million increase in expense related to our senior unsecured notes and a $0.4 million decrease in interest expense related to manufacturing flooring plans used to finance inventory purchases. The increase in interest expense on our senior unsecured notes is primarily due to the increase in the aggregate principal amount of these notes from $530 million to $630 million on February 4, 2013.

Income Taxes. We recorded income tax expense of approximately $14.4 million for the six month period ended June 30, 2014 compared to income tax expense of $7.4 million for the six month period ended June 30, 2013. Our effective income tax rate was 38.4% for the six month period ended June 30, 2014 compared to 32.2% for the same six month period last year. The increase in our effective tax rate is primarily due to a decrease in permanent differences in the relation to current year pre-tax income. We also recorded a reduction of book goodwill of approximately $0.4 million for the six month period ended June 30, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2014 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the six month period ended June 30, 2014, the cash provided by our operating activities was $37.8 million. Our reported net income of $23.2 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $97.6 million. These cash flows from operating activities were also positively impacted by a $27.4 million increase in accounts payable and a $3.1 million increase in manufacturing flooring plans payable. Also increasing our operating cash flows was a $3.0 million increase in accrued expenses payable and other liabilities. Offsetting these positive cash flows was an increase of $76.6 million in inventories as a result of increasing demand and improving sales of new equipment. Also decreasing our operating cash flows was a $13.9 million increase in receivables and a $2.8 million increase in prepaid expenses and other assets.

For the six month period ended June 30, 2013, the cash provided by our operating activities was $28.8 million. Our reported net income of approximately $15.6 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, writedown of goodwill for tax-deductible goodwill in excess of book goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $70.0 million. These cash flows from operating activities were also positively impacted by a $40.7 million increase in accounts payable and a $5.5 million increase in manufacturing flooring plans payable. Also increasing our operating cash flows were a $6.2 million decrease in net accounts receivables and a $4.3 million increase in accrued expenses payable and other liabilities. Offsetting these positive cash flows was an increase of $94.6 million in net inventories as a result of increasing demand and improving sales of new and used equipment. Also decreasing our operating cash flows was a $3.3 million increase in prepaid expenses and other assets.

Cash flow from investing activities. For the six month period ended June 30, 2014, cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of $118.1 million. This was a result of purchases of rental and non-rental equipment totaling $172.2 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $54.1 million.

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

Cash flow from financing activities. For the six month period ended June 30, 2014, cash provided by our financing activities was $68.7 million. Net borrowings under the Credit Facility totaled approximately $70.3 million. Partially offsetting these positive cash flows were deferred financing costs of $0.8 million. As more fully described in our Quarterly Report on Form 10-Q for the three months ended September 30, 2012, the Company on September 19, 2012 paid a one-time special dividend of $7.00 per share on the then-outstanding common stock and dividends on nonvested stock at that time were to be paid upon vesting of those shares. On June 6, 2014, the Company paid all remaining dividends on those shares of common stock totaling $0.7 million.

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

On May 21, 2014, we amended, extended and restated its existing $402.5 million senior secured credit facility with General Electric Capital Corporation by entering into the Fourth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, the other credit parties named therein, the lenders named therein, General Electric Capital Corporation, as administrative agent, Bank of America, N.A. as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent and Deutsche Bank Securities Inc. as joint lead arranger and joint bookrunner.

The Amended and Restated Credit Agreement, among other things, (i) extends the maturity date of the credit facility from February 29, 2017 to May 21, 2019, (ii) increases the uncommitted incremental revolving capacity from $130 million to $150 million, (iii) permits a like-kind exchange program under Section 1031 of the Internal Revenue Code of 1986, as amended, (iv) provides that the unused commitment fee margin will be either 0.50%, 0.375% or 0.25%, depending on the ratio of the average of the daily closing balances of the aggregate revolving loans, swing line loans and letters of credit outstanding during each month to the aggregate commitments for the revolving loans, swing line loans and letters of credit, (v) lowers the interest rate (a) in the case of index rate revolving loans, to the index rate plus an applicable margin of 0.75% to 1.25% depending on the leverage ratio and (b) in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 1.75% to 2.25%, depending on the leverage ratio, (vi) lowers the margin applicable to the letter of credit fee to between 1.75% and 2.25%, depending on the leverage ratio, and (vii) permits, under certain conditions, for the payment of dividends and/or stock repurchases or redemptions on the capital stock of the Company of up to $75 million per calendar year and further additionally permits the payment of the special cash dividend of $7.00 per share previously declared by the Company on August 20, 2012 to the holders of outstanding restricted stock of the Company following the declared payment date with such permission not tied to the vesting of such restricted stock (which includes the Company’s payment in June 2014 of all amounts that remained payable to the holders of the restricted stock of the Company with respect to such special dividend that was otherwise payable following the applicable vesting dates in May and July 2014 and 2015).

At June 30, 2014, the interest rate on the Credit Facility was based on LIBOR plus 200 basis points. The weighted average interest rate at June 30, 2014 was approximately 2.5%. At July 24, 2014, we had $203.3 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six month period ended June 30, 2014 were $199.0 million, including $37.4 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six month period ended June 30, 2014 were $10.6 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of July 24, 2014, we had $203.3 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit.

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

Quarterly Dividends

On July 28, 2014, the Company announced a dividend of $0.25 per share to stockholders of record as of the close of business on August 25, 2014, payable on September 9, 2014. The Company intends to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.75% to 1.25%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.75% to 2.25%, depending on the leverage ratio, in the case of LIBOR revolving loans. At June 30, 2014, we had total borrowings outstanding under the Credit Facility of approximately $172.8 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.7 million increase in interest expense on an annualized basis. At July 24, 2014, we had $203.3 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of June 30, 2014 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

H&E EQUIPMENT SERVICES, INC.

Dated: July 31, 2014	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: July 31, 2014	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).