Form 10-Q
period 2014-09-30
H&E Equipment Services, Inc.
filed 2014-10-30
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

As of October 24, 2014, there were 35,233,553 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

September 30, 2014

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$5,287	$17,607
Receivables, net of allowance for doubtful accounts of $3,070 and $3,651, respectively	146,519	131,970
Inventories, net of reserves for obsolescence of $716 and $647, respectively	161,861	111,640
Prepaid expenses and other assets	7,886	6,024
Rental equipment, net of accumulated depreciation of $342,132 and $309,944, respectively	852,818	688,710
Property and equipment, net of accumulated depreciation and amortization of $85,451 and $75,994, respectively	108,336	98,503
Deferred financing costs, net of accumulated amortization of $10,891 and $10,176, respectively	4,884	4,689
Goodwill	31,197	31,197

Total assets	$1,318,788	$1,090,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$220,485	$102,460
Accounts payable	89,946	67,779
Manufacturer flooring plans payable	92,414	49,062
Dividends payable	—	633
Accrued expenses payable and other liabilities	45,492	54,439
Senior unsecured notes (net of unaccreted discount of $1,328 and $1,454, respectively)	628,672	628,546
Capital leases payable	2,145	2,278
Deferred income taxes	111,873	88,291
Deferred compensation payable	2,089	2,040

Total liabilities	1,193,116	995,528

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,100,021 and 39,023,594 shares issued at September 30, 2014 and December 31, 2013, respectively, and 35,236,466 and 35,200,398 shares outstanding at September 30, 2014 and December 31, 2013, respectively	390	389
Additional paid-in capital	218,523	215,775
Treasury stock at cost, 3,863,555 and 3,823,196 shares of common stock held at September 30, 2014 and December 31, 2013, respectively	(59,935)	(58,468)
Retained deficit	(33,306)	(62,884)

Total stockholders’ equity	125,672	94,812

Total liabilities and stockholders’ equity	$1,318,788	$1,090,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Equipment rentals	$108,238	$89,420	$293,276	$248,518
New equipment sales	80,758	90,220	240,886	216,979
Used equipment sales	25,198	36,779	85,940	103,589
Parts sales	29,009	26,571	83,182	77,971
Services revenues	15,622	13,729	45,372	42,050
Other	16,219	13,730	43,995	39,070

Total revenues	275,044	270,449	792,651	728,177

Cost of revenues:
Rental depreciation	37,654	31,527	106,101	89,679
Rental expense	15,881	13,550	45,686	41,401
New equipment sales	71,630	80,659	212,777	193,453
Used equipment sales	17,350	27,086	58,824	74,006
Parts sales	20,705	19,123	59,028	56,660
Services revenues	5,356	4,943	15,864	15,743
Other	15,402	13,261	41,453	37,043

Total cost of revenues	183,978	190,149	539,733	507,985

Gross profit	91,066	80,300	252,918	220,192
Selling, general and administrative expenses	51,585	46,977	152,324	140,347
Gain on sales of property and equipment, net	512	609	1,932	1,715

Income from operations	39,993	33,932	102,526	81,560

Other income (expense):
Interest expense	(13,171)	(13,193)	(38,743)	(38,550)
Other, net	293	237	943	945

Total other expense, net	(12,878)	(12,956)	(37,800)	(37,605)

Income before income taxes	27,115	20,976	64,726	43,955
Provision for income taxes	11,815	7,023	26,264	14,416

Net income	$15,300	$13,953	$38,462	$29,539

Net income per common share:
Basic	$0.43	$0.40	$1.09	$0.84

Diluted	$0.43	$0.40	$1.09	$0.84

Weighted average common shares outstanding:
Basic	35,206	35,099	35,142	35,022

Diluted	35,266	35,169	35,240	35,130

Dividends declared per common share outstanding	$0.25	$—	$0.25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$38,462	$29,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	14,913	12,355
Depreciation on rental equipment	106,101	89,679
Amortization of deferred financing costs	714	826
Accretion of note discount, net of premium amortization	126	189
Provision for losses on accounts receivable	2,137	2,348
Provision for inventory obsolescence	156	208
Increase in deferred income taxes	23,582	6,879
Stock-based compensation expense	2,192	2,109
Gain on sales of property and equipment, net	(1,932)	(1,715)
Gain on sales of rental equipment, net	(25,450)	(27,771)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	—	657
Changes in operating assets and liabilities:
Receivables	(16,686)	(2,150)
Inventories	(92,453)	(72,897)
Prepaid expenses and other assets	(1,862)	(1,249)
Accounts payable	22,168	16,504
Manufacturer flooring plans payable	43,352	(1,130)
Accrued expenses payable and other liabilities	(8,947)	(4,644)
Deferred compensation payable	49	49

Net cash provided by operating activities	106,622	49,786

Cash flows from investing activities:
Purchases of property and equipment	(24,986)	(20,734)
Purchases of rental equipment	(274,276)	(197,763)
Proceeds from sales of property and equipment	2,172	1,812
Proceeds from sales of rental equipment	71,593	82,277

Net cash used in investing activities	(225,497)	(134,408)

Cash flows from financing activities:
Purchases of treasury stock	(1,467)	(890)
Excess tax benefit from stock-based awards	556	387
Borrowings on senior secured credit facility	917,301	827,539
Payments on senior secured credit facility	(799,276)	(850,178)
Proceeds from issuance of senior unsecured notes	—	107,250
Payments of deferred financing costs	(909)	(733)
Dividends paid	(9,517)	(855)
Payments of capital lease obligations	(133)	(126)

Net cash provided by financing activities	106,555	82,394

Net decrease in cash	(12,320)	(2,228)
Cash, beginning of period	17,607	8,894

Cash, end of period	$5,287	$6,666

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$42,076	$35,130

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$48,914	$47,616

Income taxes paid, net of refunds received	$4,546	$1,863

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013, from which the consolidated balance sheet amounts as of December 31, 2013 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. During the nine month period ended September 30, 2014, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) which amended the FASB’s guidance for reporting discontinued operations and disposals of components of an entity under Accounting Standards Codification Subtopic 250-20. The guidance as amended by ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation by requiring that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale be reported as such. The amendments also expand the disclosure requirements regarding the assets, liabilities, revenues and expenses of discontinued operations and add new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years beginning after December 15, 2014, and interim reporting periods within those years (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on the Company’s consolidated statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. This guidance will be effective for the Company for our 2017 fiscal year. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and have not yet determined the method by which we will adopt ASU 2014-09.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This ASU further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2014 and December 31, 2013 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	September 30, 2014
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$92,414	$81,566
Senior unsecured notes with interest computed at 7.0%(1) (Level 1)	630,000	676,463
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,145	1,545
Letter of credit (Level 3)	—	130

	December 31, 2013
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$49,062	$42,686
Senior unsecured notes with interest computed at 7.0%(1) (Level 1)	630,000	686,700
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,278	1,717
Letter of credit (Level 3)	—	146

(1)	Amounts shown based on aggregate amounts outstanding for the periods presented.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2014 (amounts in thousands, except share data):

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders’ Equity
Balances at December 31, 2013	39,023,594	$389	$215,775	$(58,468)	$(62,884)	$94,812
Stock-based compensation	—	—	2,192	—	—	2,192
Cash dividend on common stock ($7.00 per share)	—	—	—	—	(75)	(75)
Cash dividend on common stock ($0.25 per share)	—	—	—	—	(8,809)	(8,809)
Excess tax benefit associated with stock-based awards	—	—	556	—	—	556
Issuance of common stock	76,427	1	—	—	—	1
Repurchases of 38,134 shares of restricted common stock	—	—	—	(1,467)	—	(1,467)
Net income	—	—	—	—	38,462	38,462

Balances at September 30, 2014	39,100,021	$390	$218,523	$(59,935)	$(33,306)	$125,672

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of Accounting Standards Codification 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,537,999 shares as of September 30, 2014.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2013	187,867	$18.21
Granted	76,427	$36.69
Vested	(109,237)	$18.70
Forfeited	(2,225)	$21.42

Non-vested stock at September 30, 2014	152,832	$27.05

As of September 30, 2014, we had unrecognized compensation expense of approximately $3.5 million related to non-vested stock that we expect to be recognized over a weighted-average period of 2.4 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation expense	$573	$505	$2,192	$2,109

Stock Options

At September 30, 2014, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2013	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at September 30, 2014	51,000	$17.80	1.8

Options exercisable at September 30, 2014	51,000	$17.80	1.8

The aggregate intrinsic value of our outstanding and exercisable options at September 30, 2014 was approximately $2.1 million.

(6) Income per Share

Income per common share for the three and nine months ended September 30, 2014 and 2013 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. As the number of restricted common shares outstanding during the period was immaterial to the basic and diluted EPS calculations, use of the two-class method had no impact on our basic and diluted EPS calculations for the three and nine month periods ended September 30, 2014 and 2013.

The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2014 and 2013 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic net income per share:
Net income	$15,300	$13,953	$38,462	$29,539
Weighted average number of shares of common stock outstanding	35,206	35,099	35,142	35,022

Net income per share of common stock – basic	$0.43	$0.40	$1.09	$0.84

Diluted net income per share:
Net income	$15,300	$13,953	$38,462	$29,539
Weighted average number of shares of common stock outstanding	35,206	35,099	35,142	35,022
Effect of dilutive securities:
Effect of dilutive stock options	24	—	24	—
Effect of dilutive non-vested restricted stock	36	70	74	108

Weighted average number of shares of common stock outstanding – diluted	35,266	35,169	35,240	35,130

Net income per share of common stock – diluted	$0.43	$0.40	$1.09	$0.84

Common shares excluded from the denominator as anti-dilutive:
Stock options	—	—	—	—

Non-vested restricted stock	—	1	—	—

(7) Senior Unsecured Notes

The following table reconciles our Senior Secured Notes to our condensed consolidated balance sheets (amounts in thousands):

Balance at December 31, 2012	$521,065
Aggregate principal amount issued on February 4, 2013	100,000
Premium on notes issued	8,500
Initial purchaser’s discount	(1,250)
Accretion of discount through December 31, 2013	1,044
Amortization of note premium through December 31, 2013	(813)

Balance at December 31, 2013	$628,546
Accretion of discount through September 30, 2014	791
Amortization of note premium through September 30, 2014	(665)

Balance at September 30, 2014	$628,672

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

At September 30, 2014, the interest rate on the Credit Facility was based on LIBOR plus 200 basis points. The weighted average interest rate at September 30, 2014 was approximately 2.6%. At September 30, 2014, we had $175.5 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Equipment rentals	$108,238	$89,420	$293,276	$248,518
New equipment sales	80,758	90,220	240,886	216,979
Used equipment sales	25,198	36,779	85,940	103,589
Parts sales	29,009	26,571	83,182	77,971
Services revenues	15,622	13,729	45,372	42,050

Total segmented revenues	258,825	256,719	748,656	689,107
Non-segmented revenues	16,219	13,730	43,995	39,070

Total revenues	$275,044	$270,449	$792,651	$728,177

Gross Profit:
Equipment rentals	$54,703	$44,343	$141,489	$117,438
New equipment sales	9,128	9,561	28,109	23,526
Used equipment sales	7,848	9,693	27,116	29,583
Parts sales	8,304	7,448	24,154	21,311
Services revenues	10,266	8,786	29,508	26,307

Total segmented gross profit	90,249	79,831	250,376	218,165
Non-segmented gross profit	817	469	2,542	2,027

Total gross profit	$91,066	$80,300	$252,918	$220,192

	Balances at
	September 30, 2014	December 31, 2013
Segment identified assets:
Equipment sales	$140,726	$95,392
Equipment rentals	852,818	688,710
Parts and services	21,135	16,248

Total segment identified assets	1,014,679	800,350
Non-segment identified assets	304,109	289,990

Total assets	$1,318,788	$1,090,340

The Company operates primarily in the United States and our sales to international customers for the three and nine month periods ended September 30, 2014 were approximately 1.6% of total revenues for each of the periods compared to 1.7% and 1.4% for the three and nine month periods ended September 30, 2013, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$5,287	$—	$—	$5,287
Receivables, net	123,984	22,535	—	146,519
Inventories, net	136,673	25,188	—	161,861
Prepaid expenses and other assets	7,694	192	—	7,886
Rental equipment, net	718,407	134,411	—	852,818
Property and equipment, net	95,836	12,500	—	108,336
Deferred financing costs, net	4,884	—	—	4,884
Investment in guarantor subsidiaries	203,818	—	(203,818)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,298,254	$224,352	$(203,818)	$1,318,788

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$220,485	$—	$—	$220,485
Accounts payable	72,003	17,943	—	89,946
Manufacturer flooring plans payable	92,414	—	—	92,414
Accrued expenses payable and other liabilities	45,023	469	—	45,492
Dividends payable	23	(23)	—	—
Senior unsecured notes	628,672	—	—	628,672
Capital lease payable	—	2,145	—	2,145
Deferred income taxes	111,873	—	—	111,873
Deferred compensation payable	2,089	—	—	2,089

Total liabilities	1,172,582	20,534	—	1,193,116
Stockholders’ equity	125,672	203,818	(203,818)	125,672

Total liabilities and stockholders’ equity	$1,298,254	$224,352	$(203,818)	$1,318,788

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$17,607	$—	$—	$17,607
Receivables, net	114,525	17,445	—	131,970
Inventories, net	102,125	9,515	—	111,640
Prepaid expenses and other assets	5,853	171	—	6,024
Rental equipment, net	582,721	105,989	—	688,710
Property and equipment, net	85,826	12,677	—	98,503
Deferred financing costs, net	4,689	—	—	4,689
Investment in guarantor subsidiaries	165,703	—	(165,703)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,080,720	$175,323	$(165,703)	$1,090,340

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$102,460	$—	$—	$102,460
Accounts payable	60,787	6,992	—	67,779
Manufacturer flooring plans payable	49,062	—	—	49,062
Dividends payable	656	(23)	—	633
Accrued expenses payable and other liabilities	54,066	373	—	54,439
Senior unsecured notes	628,546	—	—	628,546
Capital leases payable	—	2,278	—	2,278
Deferred income taxes	88,291	—	—	88,291
Deferred compensation payable	2,040	—	—	2,040

Total liabilities	985,908	9,620	—	995,528
Stockholders’ equity	94,812	165,703	(165,703)	94,812

Total liabilities and stockholders’ equity	$1,080,720	$175,323	$(165,703)	$1,090,340

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$89,965	$18,273	$—	$108,238
New equipment sales	67,626	13,132	—	80,758
Used equipment sales	21,010	4,188	—	25,198
Parts sales	25,394	3,615	—	29,009
Services revenues	13,273	2,349	—	15,622
Other	13,231	2,988	—	16,219

Total revenues	230,499	44,545	—	275,044

Cost of revenues:
Rental depreciation	31,578	6,076	—	37,654
Rental expense	12,761	3,120	—	15,881
New equipment sales	59,904	11,726	—	71,630
Used equipment sales	14,751	2,599	—	17,350
Parts sales	18,167	2,538	—	20,705
Services revenues	4,477	879	—	5,356
Other	12,475	2,927	—	15,402

Total cost of revenues	154,113	29,865	—	183,978

Gross profit:
Equipment rentals	45,626	9,077	—	54,703
New equipment sales	7,722	1,406	—	9,128
Used equipment sales	6,259	1,589	—	7,848
Parts sales	7,227	1,077	—	8,304
Services revenues	8,796	1,470	—	10,266
Other	756	61	—	817

Gross profit	76,386	14,680	—	91,066

Selling, general and administrative expenses	42,274	9,311	—	51,585
Equity in earnings of guarantor subsidiaries	2,304	—	(2,304)	—
Gain on sales of property and equipment, net	381	131	—	512

Income from operations	36,797	5,500	(2,304)	39,993

Other income (expense):
Interest expense	(9,936)	(3,235)	—	(13,171)
Other, net	254	39	—	293

Total other expense, net	(9,682)	(3,196)	—	(12,878)

Income before income taxes	27,115	2,304	(2,304)	27,115
Income tax expense	11,815	—	—	11,815

Net income	$15,300	$2,304	$(2,304)	$15,300

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$73,537	$15,883	$—	$89,420
New equipment sales	81,547	8,673	—	90,220
Used equipment sales	31,934	4,845	—	36,779
Parts sales	23,111	3,460	—	26,571
Services revenues	11,692	2,037	—	13,729
Other	11,300	2,430	—	13,730

Total revenues	233,121	37,328	—	270,449

Cost of revenues:
Rental depreciation	26,079	5,448	—	31,527
Rental expense	10,995	2,555	—	13,550
New equipment sales	72,790	7,869	—	80,659
Used equipment sales	23,712	3,374	—	27,086
Parts sales	16,681	2,442	—	19,123
Services revenues	4,177	766	—	4,943
Other	10,739	2,522	—	13,261

Total cost of revenues	165,173	24,976	—	190,149

Gross profit (loss):
Equipment rentals	36,463	7,880	—	44,343
New equipment sales	8,757	804	—	9,561
Used equipment sales	8,222	1,471	—	9,693
Parts sales	6,430	1,018	—	7,448
Services revenues	7,515	1,271	—	8,786
Other	561	(92)	—	469

Gross profit	67,948	12,352	—	80,300

Selling, general and administrative expenses	38,525	8,452	—	46,977
Equity in earnings of guarantor subsidiaries	1,328	—	(1,328)	—
Gain on sales of property and equipment, net	457	152	—	609

Income from operations	31,208	4,052	(1,328)	33,932

Other income (expense):
Interest expense	(10,457)	(2,736)	—	(13,193)
Other, net	225	12	—	237

Total other expense, net	(10,232)	(2,724)	—	(12,956)

Income before income taxes	20,976	1,328	(1,328)	20,976
Income tax expense	7,023	—	—	7,023

Net income	$13,953	$1,328	$(1,328)	$13,953

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$247,138	$46,138	$—	$293,276
New equipment sales	209,437	31,449	—	240,886
Used equipment sales	68,645	17,295	—	85,940
Parts sales	72,341	10,841	—	83,182
Services revenues	38,701	6,671	—	45,372
Other	36,368	7,627	—	43,995

Total revenues	672,630	120,021	—	792,651

Cost of revenues:
Rental depreciation	89,401	16,700	—	106,101
Rental expense	37,712	7,974	—	45,686
New equipment sales	184,663	28,114	—	212,777
Used equipment sales	46,719	12,105	—	58,824
Parts sales	51,455	7,573	—	59,028
Services revenues	13,395	2,469	—	15,864
Other	33,854	7,599	—	41,453

Total cost of revenues	457,199	82,534	—	539,733

Gross profit:
Equipment rentals	120,025	21,464	—	141,489
New equipment sales	24,774	3,335	—	28,109
Used equipment sales	21,926	5,190	—	27,116
Parts sales	20,886	3,268	—	24,154
Services revenues	25,306	4,202	—	29,508
Other	2,514	28	—	2,542

Gross profit	215,431	37,487	—	252,918

Selling, general and administrative expenses	127,244	25,080	—	152,324
Equity in earnings of guarantor subsidiaries	4,116	—	(4,116)	—
Gain on sales of property and equipment, net	1,535	397	—	1,932

Income from operations	93,838	12,804	(4,116)	102,526

Other income (expense):
Interest expense	(29,920)	(8,823)	—	(38,743)
Other, net	808	135	—	943

Total other expense, net	(29,112)	(8,688)	—	(37,800)

Income before income taxes	64,726	4,116	(4,116)	64,726
Income tax expense	26,264	—	—	26,264

Net income	$38,462	$4,116	$(4,116)	$38,462

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$205,816	$42,702	$—	$248,518
New equipment sales	195,300	21,679	—	216,979
Used equipment sales	87,687	15,902	—	103,589
Parts sales	67,057	10,914	—	77,971
Services revenues	36,305	5,745	—	42,050
Other	32,232	6,838	—	39,070

Total revenues	624,397	103,780	—	728,177

Cost of revenues:
Rental depreciation	73,785	15,894	—	89,679
Rental expense	33,886	7,515	—	41,401
New equipment sales	173,964	19,489	—	193,453
Used equipment sales	62,533	11,473	—	74,006
Parts sales	48,840	7,820	—	56,660
Services revenues	13,683	2,060	—	15,743
Other	29,996	7,047	—	37,043

Total cost of revenues	436,687	71,298	—	507,985

Gross profit (loss):
Equipment rentals	98,145	19,293	—	117,438
New equipment sales	21,336	2,190	—	23,526
Used equipment sales	25,154	4,429	—	29,583
Parts sales	18,217	3,094	—	21,311
Services revenues	22,622	3,685	—	26,307
Other	2,236	(209)	—	2,027

Gross profit	187,710	32,482	—	220,192

Selling, general and administrative expenses	116,306	24,041	—	140,347
Equity in earnings of guarantor subsidiaries	929	—	(929)	—
Gain on sales of property and equipment, net	1,404	311	—	1,715

Income from operations	73,737	8,752	(929)	81,560

Other income (expense):
Interest expense	(30,674)	(7,876)	—	(38,550)
Other, net	892	53	—	945

Total other expense, net	(29,782)	(7,823)	—	(37,605)

Income before income taxes	43,955	929	(929)	43,955
Income tax expense	14,416	—	—	14,416

Net income	$29,539	$929	$(929)	$29,539

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$38,462	$4,116	$(4,116)	$38,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	13,122	1,791	—	14,913
Depreciation on rental equipment	89,401	16,700	—	106,101
Amortization of deferred financing costs	714	—	—	714
Accretion of note discount, net of premium amortization	126	—	—	126
Provision for losses on accounts receivable	1,794	343	—	2,137
Provision for inventory obsolescence	156	—	—	156
Increase in deferred income taxes	23,582	—	—	23,582
Stock-based compensation expense	2,192	—	—	2,192
Gain on sales of property and equipment, net	(1,535)	(397)	—	(1,932)
Gain on sales of rental equipment, net	(20,379)	(5,071)	—	(25,450)
Equity in earnings of guarantor subsidiaries	(4,116)	—	4,116	—
Changes in operating assets and liabilities:
Receivables	(11,253)	(5,433)	—	(16,686)
Inventories	(72,018)	(20,435)	—	(92,453)
Prepaid expenses and other assets	(1,841)	(21)	—	(1,862)
Accounts payable	11,217	10,951	—	22,168
Manufacturer flooring plans payable	43,352	—	—	43,352
Accrued expenses payable and other liabilities	(9,043)	96	—	(8,947)
Deferred compensation payable	49	—	—	49

Net cash provided by operating activities	103,982	2,640	—	106,622

Cash flows from investing activities:
Purchases of property and equipment	(23,372)	(1,614)	—	(24,986)
Purchases of rental equipment	(223,174)	(51,102)	—	(274,276)
Proceeds from sales of property and equipment	1,775	397	—	2,172
Proceeds from sales of rental equipment	55,780	15,813	—	71,593
Investment in subsidiaries	(33,999)	—	33,999	—

Net cash used in investing activities .	(222,990)	(36,506)	33,999	(225,497)

Cash flows from financing activities:
Purchases of treasury stock	(1,467)	—	—	(1,467)
Excess tax benefit from stock-based awards	556	—	—	556
Borrowings on senior secured credit facility	917,301	—	—	917,301
Payments on senior secured credit facility	(799,276)	—	—	(799,276)
Payments of deferred financing costs	(909)	—	—	(909)
Dividends paid	(9,517)	—	—	(9,517)
Payments on capital lease obligations	—	(133)	—	(133)
Capital contributions	—	33,999	(33,999)	—

Net cash provided by financing activities	106,688	33,866	(33,999)	106,555

Net decrease in cash	(12,320)	—	—	(12,320)
Cash, beginning of period	17,607	—	—	17,607

Cash, end of period	$5,287	$—	$—	$5,287

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$29,539	$929	$(929)	$29,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,840	1,515	—	12,355
Depreciation on rental equipment	73,785	15,894	—	89,679
Amortization of deferred financing costs	826	—	—	826
Accretion of note discount, net of premium amortization	189	—	—	189
Provision for losses on accounts receivable	1,884	464	—	2,348
Provision for inventory obsolescence	208	—	—	208
Increase in deferred income taxes	6,879	—	—	6,879
Stock-based compensation expense	2,109	—	—	2,109
Gain on sales of property and equipment, net	(1,404)	(311)	—	(1,715)
Gain on sales of rental equipment, net	(23,383)	(4,388)	—	(27,771)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	657	—	—	657
Equity in earnings of guarantor subsidiaries	(929)	—	929	—
Changes in operating assets and liabilities:
Receivables	397	(2,547)	—	(2,150)
Inventories	(68,876)	(4,021)	—	(72,897)
Prepaid expenses and other assets	(1,190)	(59)	—	(1,249)
Accounts payable	14,880	1,624	—	16,504
Manufacturer flooring plans payable	(682)	(448)	—	(1,130)
Accrued expenses payable and other liabilities	(5,558)	914	—	(4,644)
Deferred compensation payable	49	—	—	49

Net cash provided by operating activities	40,220	9,566	—	49,786

Cash flows from investing activities:
Purchases of property and equipment	(19,093)	(1,641)	—	(20,734)
Purchases of rental equipment	(168,466)	(29,297)	—	(197,763)
Proceeds from sales of property and equipment	1,441	371	—	1,812
Proceeds from sales of rental equipment	68,891	13,386	—	82,277
Investment in subsidiaries	(7,764)	—	7,764	—

Net cash used in investing activities	(124,991)	(17,181)	7,764	(134,408)

Cash flows from financing activities:
Purchases of treasury stock	(890)	—	—	(890)
Excess tax benefit from stock-based awards	387	—	—	387
Borrowings on senior secured credit facility	827,539	—	—	827,539
Payments on senior secured credit facility	(850,178)	—	—	(850,178)
Proceeds from issuance of unsecured notes	107,250	—	—	107,250
Payments of deferred financing costs	(733)	—	—	(733)
Dividends paid	(832)	(23)	—	(855)
Payments on capital lease obligations	—	(126)	—	(126)
Capital contributions	—	7,764	(7,764)	—

Net cash provided by financing activities	82,543	7,615	(7,764)	82,394

Net decrease in cash	(2,228)	—	—	(2,228)
Cash, beginning of period	8,894	—	—	8,894

Cash, end of period	$6,666	$—	$—	$6,666

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2014, and its results of operations for the three and nine month periods ended September 30, 2014, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of October 24, 2014, we operated 69 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the quarter ended September 30, 2014. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine month period ended September 30, 2014, approximately 37.0% of our total revenues were attributable to equipment rentals, 30.4% of our total revenues were attributable to new equipment sales, 10.8% were attributable to used equipment sales, 10.5% were attributable to parts sales, 5.7% were attributable to our services revenues and 5.6% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2014, our total cost of revenues was approximately $539.7 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2014, our selling, general and administrative expenses were $152.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2014 was $852.8 million, or approximately 64.7% of our total assets. Our rental fleet as of September 30, 2014 consisted of 25,302 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.2 billion. As of September 30, 2014, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	16,796	66.4%	$735.9	61.5%	36.8
Cranes	437	1.7%	139.3	11.6%	36.3
Earthmoving	2,536	10.0%	231.5	19.3%	19.0
Industrial Lift Trucks	784	3.1%	30.7	2.6%	25.8
Other	4,749	18.8%	59.6	5.0%	21.8

Total	25,302	100.0%	$1,197.0	100.0%	31.8

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

The original acquisition cost of our gross rental fleet increased by approximately $196.2 million, or 19.6%, for the nine month period ended September 30, 2014. The average age of our rental fleet equipment decreased by approximately 3.1 months for the nine months ended September 30, 2014.

Our average rental rates for the nine month period ended September 30, 2014 were 2.5% higher than in the nine month period ended September 30, 2013. Our average rental rates for the three month period ended September 30, 2014 were 2.9% higher than in the three month period ended September 30, 2013 and 1.3% higher than the three month period ended June 30, 2014 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the nine months ended September 30, 2014 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine months ended September 30, 2014 and 2013. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues.

	Three Months Ended September 30,		Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	2014	2013
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$108,238	$89,420	$18,818	21.0%
New equipment sales	80,758	90,220	(9,462)	(10.5)%
Used equipment sales	25,198	36,779	(11,581)	(31.5)%
Parts sales	29,009	26,571	2,438	9.2%
Services revenues	15,622	13,729	1,893	13.8%
Non-Segmented revenues	16,219	13,730	2,489	18.1%

Total revenues	$275,044	$270,449	$4,595	1.7%

Total Revenues. Our total revenues were $275.0 million for the three month period ended September 30, 2014 compared to $270.4 million for the three month period ended September 30, 2013, an increase of $4.6 million, or 1.7%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended September 30, 2014 increased $18.8 million, or 21.0%, to $108.2 million from $89.4 million in the three month period ended September 30, 2013. Rental revenues from aerial work platforms increased $11.3 million, while rental revenues from earthmoving equipment increased $3.8 million. Other equipment rental revenues increased $2.4 million. Rental revenues from cranes increased $1.2 million and rental revenues from lift trucks increased $0.1 million. Our average rental rates for the three month period ended September 30, 2014 increased 2.9% compared to the same three month period last year and increased 1.3% from the quarter ended June 30, 2014.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2014 was 36.9% compared to 36.7% in the three month period ended September 30, 2013, an increase of 0.2%. The increase in comparative rental equipment dollar utilization was primarily driven by a 2.9% increase in average rental rates and the mix of equipment rented, combined with an improvement in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was 74.1% for the three month period ended September 30, 2014 compared to 72.3% in the three month period ended September 30, 2013, an increase of 1.8%. Rental equipment time utilization based on the number of rental equipment units available for rent was 68.3% for the three month period ended September 30, 2014 compared to 66.6% in the same period last year, an increase of 1.7%. The increase in equipment rental time utilization based on original equipment cost and based on the number of units available for rent is largely reflective of increased demand for rental equipment.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2014 decreased $9.5 million, or 10.5%, to approximately $80.8 million from $90.2 million for the three month period ended September 30, 2013. Sales of new earthmoving equipment decreased approximately $4.8 million and sales of new cranes decreased $3.4 million. Sales of new lift trucks and sales of new aerial work platform equipment decreased $0.8 million and $0.4 million, respectively. We experienced a significant decrease in our third quarter new equipment sales on a year over year basis, which we believe was driven by exceptionally strong 2013 results.

Used Equipment Sales Revenues. Our used equipment sales decreased $11.6 million, or 31.5%, to $25.2 million for the three month period ended September 30, 2014, from $36.8 million for the same three month period in 2013. Sales of used aerial work platform equipment decreased $6.2 million and sales of used crane equipment decreased $3.8 million. Sales of used earthmoving equipment decreased $2.1 million. Partially offsetting these decreases were increases in used lift truck revenues of $0.4 million and an increase in used other equipment of $0.1 million. The decrease in used equipment sales is largely due to the Company having a younger fleet, resulting in less equipment being at an age at which it is typically sold in the normal fleet life cycle.

Parts Sales Revenues. Our parts sales increased approximately $2.4 million, or 9.2%, to $29.0 million for the three month period ended September 30, 2014 from approximately $26.6 million for the same three month period in 2013. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the three month period ended September 30, 2014 increased $1.9 million, or 13.8%, to $15.6 million from $13.7 million for the same three month period last year. The increase in services revenues was due to higher demand for services compared to last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended September30, 2014, our other revenues were approximately $16.2 million, an increase of $2.5 million, or 18.1%, from $13.7 million in the same three month period in 2013. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with our increased equipment rental activity.

Gross Profit.

	Three Months Ended September 30,		Total Dollar Change Increase (Decrease)	Total Percentage Change Increase (Decrease)
	2014	2013
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$54,703	$44,343	$10,360	23.4%
New equipment sales	9,128	9,561	(433)	(4.5)%
Used equipment sales	7,848	9,693	(1,845)	(19.0)%
Parts sales	8,304	7,448	856	11.5%
Services revenues	10,266	8,786	1,480	16.8%
Non-Segmented revenues	817	469	348	74.2%

Total gross profit	$91,066	$80,300	$10,766	13.4%

Total Gross Profit. Our total gross profit was $91.1 million for the three month period ended September 30, 2014 compared to $80.3 million for the same three month period in 2013, an increase of $10.8 million, or 13.4%. Total gross profit margin for the three month periods ended September 30, 2014 was 33.1%, an increase of 3.4% from 29.7% during the same three month period last year. Comparative gross margins were impacted by revenue mix with a significant increase in new equipment sales for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2014. Gross profit and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended September 30, 2014 increased $10.4 million, or 23.4%, to $54.7 million from $44.3 million in the same three month period in 2013. The increase in equipment rentals gross profit was the result of an $18.8 million increase in rental revenues, which was partially offset by a $2.3 million increase in rental expenses and a $6.1 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2014 compared to 2013. As a percentage of equipment rental revenues, rental expenses were 14.7% for the three month period ended September 30, 2014 compared to 15.2% for the same period last year. Depreciation expense was 34.8% of equipment rental revenues for the three month period ended September 30, 2014 compared to 35.3% for the same period last year. The percentage decreases in rental expenses and depreciation as a percentage of equipment rental revenues was primarily attributable to the increase in comparative rental revenues.

Gross profit margin on equipment rentals for the three month period ended September 30, 2014 was approximately 50.5%, a 0.9% increase compared to a gross profit margin of 49.6% for the same period in 2013. This increase in gross profit margin was primarily due to the increase in equipment rental revenues resulting from higher average rental rates and an increase in time utilization for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013, combined with the decrease in rental expenses and depreciation as a percentage of equipment rental revenues.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2014 decreased $0.4 million, or 4.5%, to $9.1 million compared to approximately $9.6 million for the same three month period in 2013 on a total new equipment sales decrease of $9.5 million. Gross profit margin on new equipment sales for the three month period ended September 30, 2014 was 11.3%, an increase of 0.7% from 10.6% in the same three month period in 2013, reflecting higher margins on sales of new earthmoving equipment, cranes and aerial work platform equipment in the current year period.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2014 decreased approximately $1.8 million, or 19.0%, to $7.8 million from $9.7 million in the same period in 2013 on a used equipment sales decrease of $11.6 million. Gross profit margin on used equipment sales for the three month period ended September 30, 2014 was 31.1%, up 4.8% from 26.3% for the same three month period in 2013, primarily as a result of higher margins on sales of used aerial work platform equipment and earthmoving equipment. Our used equipment sales from the rental fleet, which comprised approximately 75.6% and 87.8% of our used equipment sales for the three month periods ended September 30, 2014 and 2013, respectively, were approximately 161.8% and 142.3% of net book value for the three month periods ended September 30, 2014 and 2013, respectively.

Parts Sales Gross Profit. For the three month period ended September 30, 2014, our parts sales revenue gross profit increased $0.9 million, or 11.5%, to $8.3 million from $7.4 million for the same three month period in 2013 on a $2.4 million increase in parts sales revenues. Gross profit margin for the three month period ended September 30, 2014 was 28.6%, an increase of 0.6% from 28.0% in the same three month period in 2013, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended September 30, 2014, our services revenues gross profit increased $1.5 million, or 16.8%, to $10.3 million from $8.8 million for the same three month period in 2013 on a $1.9 million increase in services revenues. Gross profit margin for the three month period ended September 30, 2014 was 65.7%, up 1.7% from 64.0% in the same three month period in 2013, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit increased approximately $0.3 million, or 74.2%, to $0.8 million for the three month period ended September 30, 2014 from $0.5 million for the same period in 2013 on a $2.5 million increase in non-segmented other revenues. Gross margin for the three month period ended September 30, 2014 was 5.0% compared to a gross margin of 3.4% in the same three month period last year, an increase of 1.6%, primarily reflective of improved margins on hauling revenues.

Selling, General and Administrative Expenses. SG&A expenses increased $4.6 million, or 9.8%, to $51.6 million for the three month period ended September 30, 2014 compared to $47.0 million for the three month period ended September 30, 2013. The net increase in SG&A expenses was attributable to several factors. Employee wages, incentives and benefits increased approximately $2.7 million as a result of higher salaries, wages and payroll taxes stemming primarily from a larger work force and an increase in commission and incentive pay that resulted from higher profits. Legal and professional fees increased $0.6 million. Liability insurance costs increased $0.4 million and utility related expenses increased $0.2 million. Depreciation expense increased $0.3 million. Stock-based compensation expense was $0.6 million and $0.5 million for the three month periods ended September 30, 2014 and 2013, respectively. Of the $4.6 million increase in SG&A expenses, approximately $0.3 million was attributable to branches opened since December 31, 2012 with less than three full months of operations (or no operations) in the third quarter of 2013. As a percentage of total revenues, SG&A expenses were 18.8% for the three month period ended September 30, 2014, an increase of 1.4% from 17.4% for the same three month period in 2013, largely as a result of the decline in new equipment sales revenues in the three month period ended September 30, 2014 compared to the same period last year.

Other Income (Expense). For the three month period ended September 30, 2014, our net other expenses decreased approximately $0.1 million to $12.9 million compared to $13.0 million for the same three month period in 2013. Interest expense was approximately $13.2 million in each of the three month periods ended September 30, 2014 and 2013. Miscellaneous other income increased $0.1 million to $0.3 million for the three month period ended September 30, 2014 compared to $0.2 million for the three month period ended September 30, 2013.

Income Taxes. We recorded income tax expense of $11.8 million for the three month period ended September 30, 2014 compared to income tax expense of $7.0 million for the three month period ended September 30, 2013. Our effective income tax rate was 43.6% for the three month period ended September 30, 2014 compared to 33.5% for the same three month period last year. The increase in our effective tax rate is primarily due to a decrease in permanent differences in the relation to current year pre-tax income. We also recorded a reduction of book goodwill of approximately $0.2 million for the three month period ended September 30, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2014 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues.

	Nine Months Ended September 30,		Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	2014	2013
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$293,276	$248,518	$44,758	18.0%
New equipment sales	240,886	216,979	23,907	11.0%
Used equipment sales	85,940	103,589	(17,649)	(17.0)%
Parts sales	83,182	77,971	5,211	6.7%
Services revenues	45,372	42,050	3,322	7.9%
Non-Segmented revenues	43,995	39,070	4,925	12.6%

Total revenues	$792,651	$728,177	$64,474	8.9%

Total Revenues. Our total revenues were $792.7 million for the nine month period ended September 30, 2014 compared to $728.2 million for the nine month period ended September 30, 2013, an increase of $64.5 million, or 8.9%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the nine month period ended September 30, 2014 increased $44.8 million, or 18.0%, to $293.3 million from $248.5 million in the nine month period ended September 30, 2013. Rental revenues from aerial work platforms increased $26.9 million, while rental revenues from earthmoving equipment increased $8.4 million. Rental revenues from other equipment increased approximately $5.9 million and rental revenues from cranes increased $2.9 million. Lift truck rental revenues increased $0.7 million. Our average rental rates for the nine month period ended September 30, 2014 increased 2.5% compared to the same nine month period last year.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2014 improved to 35.9% from 35.5% in the nine month period ended September 30, 2013, an increase of approximately 0.4%. The increase in comparative rental equipment dollar utilization was primarily driven by an increase in rental equipment time utilization combined with a 2.5% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 72.1% for the nine month period ended September 30, 2014 compared to 70.4% in the nine month period ended September 30, 2013, an increase of appromimately1.7%. Rental equipment time utilization based on the number of rental equipment units available for rent was 66.7% for the nine month period ended September 30, 2014 compared to 65.5% in the same period last year, an increase of approximately 1.2%. The increase in equipment rental time utilization based on original equipment cost and based on the number of units available for rent is reflective of increased equipment rental demand.

New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2014 increased approximately $23.9 million, or 11.0%, to $240.9 million from $217.0 million for the nine month period ended September 30, 2013. Sales of new cranes increased $17.2 million and sales of sales of new aerial work platform equipment increased $6.2 million. Sales of new earthmoving equipment increased $2.1 million. New other equipment sales decreased $0.7 million and sales of new lift trucks decreased $0.9 million.

Used Equipment Sales Revenues. Our used equipment sales decreased approximately $17.6 million, or 17.0%, to $85.9 million for the nine month period ended September 30, 2014, from $103.6 million for the same nine month period in 2013. The decrease in used equipment sales was primarily driven by a $14.4 million decrease in used crane sales. Used aerial work platform equipment sales decreased $6.4 million. Partially offsetting these decreases were an increase in sales of used earthmoving equipment of $2.5 million and a $0.6 million increase in used lift truck sales. The decrease in used equipment sales is largely due to the Company having a younger fleet, resulting in less equipment being at an age at which it is typically sold in the normal fleet life cycle.

Parts Sales Revenues. Our parts sales increased $5.2 million, or 6.7%, to $83.2 million for the nine month period ended September 30, 2014 from approximately $78.0 million for the same nine month period in 2013. The increase in parts revenues was due to higher demand for parts compared to the same period last year.

Services Revenues. Our services revenues for the nine month period ended September 30, 2014 increased $3.3 million, or 7.9%, to approximately $45.4 million from $42.1 million for the same nine month period last year. The increase in services revenues was primarily due to higher demand for services compared to last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine month period ended September 30, 2014, our non-segmented other revenues were $44.0 million, an increase of approximately $4.9 million, or 12.6%, from $39.1 million in the same nine month period in 2013. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with our increased equipment rental activity.

Gross Profit.

	Nine Months Ended September 30,		Total Dollar Change Increase (Decrease)	Total Percentage Change Increase (Decrease)
	2014	2013
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$141,489	$117,438	$24,051	20.5%
New equipment sales	28,109	23,526	4,583	19.5%
Used equipment sales	27,116	29,583	(2,467)	(8.3)%
Parts sales	24,154	21,311	2,843	13.3%
Services revenues	29,508	26,307	3,201	12.2%
Non-Segmented revenues	2,542	2,027	515	25.4%

Total gross profit	$252,918	$220,192	$32,726	14.9%

Total Gross Profit. Our total gross profit was $252.9 million for the nine month period ended September 30, 2014 compared to $220.2 million for the same nine month period in 2013, an increase of $32.7 million, or 14.9%. Total gross profit margin for the nine month period ended September 30, 2014 was 31.9%, an increase of 1.7% from the 30.2% gross profit margin for the same nine month period in 2013. Gross profit and gross margin for all reportable segments are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine month period ended September 30, 2014 increased $24.1 million, or 20.5%, to $141.5 million from $117.4 million in the same nine month period in 2013. The increase in equipment rentals gross profit was the result of a $44.8 million increase in rental revenues for the nine month period ended September 30, 2014, which was partially offset by a $4.3 million increase in rental expenses and a $16.4 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2014 compared to 2013. As a percentage of equipment rental revenues, rental expenses were 15.6% for the nine month period ended September 30, 2014 compared to 16.7% for the same period last year. This percentage decrease was primarily attributable to the increase in comparative rental revenues. Depreciation expense was 36.2% of equipment rental revenues for the nine month period ended September 30, 2014 compared to 36.1% for the same period in 2013, up 0.1% as a result of an increase in the volume of rental purchase option agreements.

Gross profit margin on equipment rentals for the nine month period ended September 30, 2014 was 48.2%, up approximately 0.9% from 47.3% for the same period in 2013. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from higher average rental rates and the increase in time utilization for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013, combined with the decrease in rental expenses as a percentage of equipment rental revenues.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2014 increased $4.6 million, or 19.5%, to $28.1 million compared to $23.5 million for the same nine month period in 2013 on a total new equipment sales increase of $23.9 million. Gross profit margin on new equipment sales for the nine month period ended September 30, 2014 was 11.7%, an increase of 0.9% from 10.8% in the same nine month period in 2013, primarily reflecting higher margins on new crane and earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2014 decreased $2.5 million, or 8.3%, to $27.1 million from $29.6 million in the same period in 2013 on a used equipment sales decrease of $17.6 million. Gross profit margin on used equipment sales for the nine month period ended September 30, 2014 was 31.6%, up approximately 3.0% from 28.6% for the same nine month period in 2013, primarily as a result of higher margins on sales of used earthmoving equipment and aerial work platform equipment. Our used equipment sales from the rental fleet, which comprised approximately 83.3% and 79.4% of our used equipment sales for the nine month periods ended September 30, 2014 and 2013, respectively, were approximately155.2% and 151.0% of net book value for the nine month periods ended September 30, 2014 and 2013, respectively.

Parts Sales Gross Profit. For the nine month period ended September 30, 2014, our parts sales revenue gross profit increased $2.8 million, or 13.3%, to approximately $24.2 million from $21.3 million for the same nine month period in 2013 on a $5.2 million increase in parts sales revenues. Gross profit margin for the nine month period ended September 30, 2014 was 29.0%, an increase of 1.7% from 27.3% in the same nine month period in 2013, as a result of the mix of parts sold and pricing on other equipment parts.

Services Revenues Gross Profit. For the nine month period ended September 30, 2014, our services revenues gross profit increased $3.2 million, or 12.2%, to $29.5 million from $26.3 million for the same nine month period in 2013 on a $3.3 million increase in services revenues. Gross profit margin for the nine month period ended September 30, 2014 was 65.0%, up approximately 2.4% from 62.6% in the same nine month period in 2013, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit increased $0.5 million, or 25.4%, to $2.5 million for the nine month period ended September 30, 2014 from approximately $2.0 million for the same period in 2013. Gross margin for the nine month period ended September 30, 2014 was 5.8% compared to a gross margin of 5.2% in the same nine month period last year, an increase of 0.6%, primarily reflective of improvement in damage waiver income margins and other miscellaneous income margins.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $12.0 million, or 8.5%, to $152.3 million for the nine month period ended September 30, 2014 compared to $140.3 million for the nine month period ended September 30, 2013. The net increase in SG&A expenses was attributable to several factors. Employee wages, incentives and benefits increased approximately $6.5 million as a result of higher salaries, wages and payroll taxes stemming primarily from a larger work force and an increase in commission and incentive pay that resulted from higher revenues and profits. Legal and professional fees increased $1.2 million and liability insurance costs increased $1.1 million. Depreciation expense increased $0.8 million. Facility and utility related expenses increased [Illegible] million. Stock-based compensation expense was $2.2 million for the nine month periods ended September 30, 2014 compared to $2.1 million for the same period in 2013. Of the $12.0 million increase in SG&A expenses, approximately $1.7 million was attributable to branches opened since December 31, 2012 with less than nine full months of operations (or no operations) in the first nine months of 2013. As a percentage of total revenues, SG&A expenses were 19.2% for the nine month period ended September 30, 2014, a decrease of 0.1% from 19.3% for the same nine month period in 2013.

Other Income (Expense). For the nine month period ended September 30, 2014, our net other expenses increased approximately $0.2 million to $37.8 million compared to $37.6 million for the same nine month period in 2013. The increase was the result of a $0.2 million increase in interest expense to $38.8 million for the nine month period ended September 30, 2014 compared to $38.6 million for the same nine month period in 2013. The increase in interest expense is the net result of an approximately $0.7 million increase in expense related to our senior unsecured notes due to the increase in the aggregate principal amount of these notes from $530 million to $630 million on February 4, 2013 and a $0.5 million decrease in interest expense related to lower average borrowing rates on manufacturing flooring plans used to finance inventory purchases. While our average borrowings under the senior secured credit facility for the nine months ended September 30, 2014 increased, interest expense increased less than $0.1 million as our average borrowing rate decreased for the nine months ended September 30, 2014 compared to the same period last year.

Income Taxes. We recorded income tax expense of approximately $26.3 million for the nine month period ended September 30, 2014 compared to income tax expense of $14.4 million for the nine month period ended September 30, 2013. Our effective income tax rate was 40.6% for the nine month period ended September 30, 2014 compared to 32.8% for the same nine month period last year. The increase in our effective tax rate is primarily due to a decrease in permanent differences in the relation to current year pre-tax income. We also recorded a reduction of book goodwill of approximately $0.7 million for the nine month period ended September 30, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2014 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the nine month period ended September 30, 2014, the cash provided by our operating activities was $106.6 million. Our reported net income of $38.5 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $161.0 million. These cash flows from operating activities were also positively impacted by a $43.4 million increase in manufacturing flooring plans payable and a $22.2 million increase in accounts payable. Partially offsetting these positive cash flows was an increase of $92.5 million in inventories as a result of increasing demand and improving sales of new equipment as compared to last year and a $16.7 million increase in receivables. Also decreasing our operating cash flows were a $8.9 million decrease in accrued expenses payable and other liabilities and a $1.9 million increase in prepaid expenses and other assets.

For the nine month period ended September 30, 2013, the cash provided by our operating activities was $49.8 million. Our reported net income of approximately $29.5 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, writedown of goodwill for tax-deductible goodwill in excess of book goodwill, and net gains on the sale of long-lived assets, provided positive cash flows of $115.3 million. These cash flows from operating activities were also positively impacted by a $16.5 million increase in accounts payable. Offsetting these positive cash flows was an increase of $72.9 million in inventories as a result of increasing demand and improving sales of new and used equipment. Also decreasing our operating cash flows were a $2.2 million increase in accounts receivable, a $1.2 million increase in prepaid expenses and other assets, a $1.1 million decrease in manufacturing flooring plans payable and a $4.6 million decrease in accrued expenses payable and other liabilities.

Cash flow from investing activities. For the nine month period ended September 30, 2014, cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of $225.5 million. This was a result of purchases of rental and non-rental equipment totaling $299.3 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $73.8 million.

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

Cash flow from financing activities. For the nine month period ended September 30, 2014, cash provided by our financing activities was approximately $106.6 million. Net borrowings under the Credit Facility totaled $118.0 million. We also realized a $0.6 million excess tax benefit from stock-based awards. Partially offsetting these positive cash flows were deferred financing costs of $0.9 million and capital lease payments of $0.1 million. Purchases of treasury stock totaled $1.5 million. We also paid dividends totaling $9.5 million. As more fully described in our Quarterly Report on Form 10-Q for the three months ended September 30, 2012, the Company on September 19, 2012 paid a one-time special dividend of $7.00 per share on the then-outstanding common stock and dividends on nonvested stock at that time were to be paid upon vesting of those shares. On June 6, 2014, the Company paid all remaining dividends on those shares of common stock totaling $0.7 million. On July 28, 2014, the Company announced a quarterly cash dividend of $0.25 per share of common stock to stockholders of record as of the close of business on August 25, 2014. On September 9, 2014, the Company paid the announced dividend totaling approximately $8.8 million.

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

At September 30, 2014, the interest rate on the Credit Facility was based on LIBOR plus 200 basis points. The weighted average interest rate at September 30, 2014 was approximately 2.6%. At October 24, 2014, we had $155.7 million of available borrowings under our Credit Facility, net of $6.5 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2014 were approximately $316.4 million, including $42.1 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2014 were $25.0 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of October 24, 2014, we had $155.7 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit.

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

Quarterly Dividend

On July 28, 2014, the Company announced a quarterly dividend of $0.25 per share to stockholders of record as of the close of business on August 25, 2014, which was paid on September 9, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.75% to 1.25%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.75% to 2.25%, depending on the leverage ratio, in the case of LIBOR revolving loans. At September 30, 2014, we had total borrowings outstanding under the Credit Facility of approximately $220.5 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $2.2 million increase in interest expense on an annualized basis. At October 24, 2014, we had $155.7 million of available borrowings under the Credit Facility, net of $6.5 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of September 30, 2014 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2014, 30,767 shares of non-vested stock that were issued in 2011 vested at $38.46 per share. Certain holders of those vested shares returned an aggregate of 13,148 shares of common stock to the Company during the quarter ended September 30, 2014 as payment for their respective employee withholding taxes. This resulted in an addition of 13,148 shares to treasury stock.

On July 1, 2014, 32,197 shares of non-vested stock that were issued in 2012 vested at $38.46 per share. Certain holders of those vested shares returned an aggregate of 13,414 shares of common stock to the Company during the quarter ended September 30, 2014 as payment for their respective employee withholding taxes. This resulted in an addition of 13,414 shares to treasury stock.

On July 1, 2014, 27,499 shares of non-vested stock that were issued in 2013 vested at $38.46 per share. Certain holders of those vested shares returned an aggregate of 11,260 shares of common stock to the Company during the quarter ended September 30, 2014 as payment for their respective employee withholding taxes. This resulted in an addition of 11,260 shares to treasury stock.

On September 13, 2014, 767 shares of non-vested stock that were issued in 2013 vested at $40.00 per share. The holder of those vested shares returned 312 shares of common stock to the Company during the quarter ended September 30, 2014 as payment of their employee withholding taxes. This resulted in an addition of 312 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: October 30, 2014	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: October 30, 2014	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).