Form 10-K
period 2014-12-31
H&E Equipment Services, Inc.
filed 2015-02-26
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51759

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,138,162,949 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 20, 2015, there were 35,260,409 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2014.

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

For the year ended December 31, 2014, we generated total revenues of approximately $1.1 billion. The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2014 by business segment (see note 17 to our consolidated financial statements for further information regarding our business segments):

We have operated, through our predecessor companies, as an integrated equipment services company for approximately 54 years and have built an extensive infrastructure that as of February 20, 2015 includes 70 full-service facilities located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Products and Services

Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2014, consisted of 26,056 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.2 billion and an average age of approximately 31.7 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.

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

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2014, approximately 82.3% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and services business for us.

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

Industry Background

Although there has been some consolidation within the industry, including the acquisition of Rental Services Corporation by United Rentals, Inc., the U.S. construction equipment distribution industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, and demand for rental equipment. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include United Rentals, Sunbelt Rentals, Neff Rentals and Hertz Equipment Rental. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies, which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment services company, we rent, sell and provide parts and services support. Although many of the historically pure equipment rental companies also provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our services and sales staff provides.

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

Well-Developed Infrastructure. We have built an infrastructure that as of February 23, 2015 included a network of 70 full-service facilities, and a workforce that included a highly-skilled group of approximately 565 service technicians and an aggregate of 227 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.

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

Experienced Management Team. Our senior management team is led by John M. Engquist, our Chief Executive Officer, who has approximately 40 years of industry experience. Our senior and regional managers have an average of approximately 24 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.

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

History

Through our predecessor companies, we have been in the equipment services business for approximately 54 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

Customers

We serve approximately 36,400 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2014, no single customer accounted for more than 3.0% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 12.4% of our total revenues in 2014.

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

Suppliers

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 61% of our new equipment and rental fleet from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) during the year ended December 31, 2014. These relationships improve our ability to negotiate equipment acquisition pricing. We are also a leading U.S. distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Doosan/Bobcat and Grove/Manitowoc. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and services that in many cases are covered under the manufacturer’s warranty. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and services support. Although there has been some consolidation within the equipment industry, including the United Rentals’ acquisition of Rental Services Corporation, the equipment industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals, Sunbelt Rentals, Neff Rentals and Hertz Equipment Rental) or equipment dealers (for example, Finning and Toromont) to small, independent businesses with a limited number of locations.

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

Environmental and Safety Regulations

Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. These laws regulate (1) the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by pollutants; (2) air quality (emissions); and (3) wastewater. We do not currently anticipate any material adverse effect on our business or financial condition or competitive position as a result of our efforts to comply with such requirements. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls or compliance.

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

Employees

As of December 31, 2014, we had approximately 1,900 employees. Of these employees, 779 are salaried personnel and 1,121 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical services and office and administrative support. A collective bargaining agreement relating to two branch locations covers approximately 66 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

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

Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activities, or the economy in general, may lead to a decrease in the demand for equipment or depress rental rates and the sales prices for our equipment. Our business may also be negatively impacted, either temporarily or long-term, by:

•	a reduction in spending levels by customers;

•	unfavorable credit markets affecting end-user access to capital;

•	adverse changes in federal, state and local government infrastructure spending;

•	an increase in the cost of construction materials;

•	adverse weather conditions which may affect a particular region;

•	an increase in interest rates; or

•	terrorism or hostilities involving the United States.

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

An economic downturn or economic uncertainty makes it difficult for us to forecast trends, which may have an adverse impact on our business and financial condition. The economic downturn of 2009 and 2010 — which included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may enter into a prolonged recessionary period — limited our ability, as well as the ability of our customers and our suppliers, to accurately forecast future product demand trends. More recently, declines and volatility in oil and natural gas prices, and uncertainty regarding future price levels, may begin to affect the exploration, production and construction activity of our customers in those markets. Uncertainty regarding future product demand could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market shares.

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

We have a significant amount of indebtedness outstanding. As of December 31, 2014, we had total indebtedness of approximately $892.0 million, consisting of the $630.0 million aggregate amounts outstanding under our senior unsecured notes, $259.9 million of outstanding borrowing under our senior secured credit facility (the “Credit Facility”) and $2.1 million of capital lease obligations. As of February 20, 2015, we had borrowing availability under the Credit Facility of $357.9 million, net of $7.2 million of outstanding letters of credit.

Our indebtedness could have important consequences. For example, it could:

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

Additionally, our Credit Facility provides revolving commitments of up to $602.5 million in the aggregate. As of February 20, 2015, we had $357.9 million of availability under the Credit Facility, net of $7.2 million of outstanding letters of credit. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

The agreements governing the Credit Facility and our senior unsecured notes restrict our ability to engage in certain corporate and financial transactions.

The agreements governing the Credit Facility and the senior unsecured notes contain certain covenants that, among other things, restrict or limit our and our restricted subsidiaries’ ability to:

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

The market price of our common stock has been and may continue to be subject to significant fluctuations in response to general economic changes and other factors including, but not limited to:

•	variations in our quarterly operating results or results that vary from investor expectations;

•	changes in the strategy and actions taken by our competitors, including pricing changes;

•	securities analysts’ elections to discontinue coverage of our common stock, changes in financial estimates by analysts or a downgrade of our common stock or of our sector by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in the price of oil;

•	investor perceptions of us and the equipment rental and distribution industry; and

•	national or regional catastrophes or circumstances and natural disasters, hostilities and acts of terrorism.

Broad market and industry factors may materially reduce the market price of our common stock, regardless of or in a manner that is disproportionate to any related impact on our operating performance. As an example, in the latter half of 2014 the price of oil fell significantly. We believe that this decline in oil prices was a significant factor in the price decline of our stock during the same period, even though we did not see a corresponding significant decrease in levels of construction and industrial activities related to oil, gas, petrochemical or other energy related activities over the same period and, as a result, our 2014 operating performance was not significantly impacted. In addition, the stock market historically has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including those listed above and others, may harm the market price of our common stock.

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

We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2014, we purchased approximately 61% of our rental and sales equipment from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

The cost of new equipment from manufacturers that we sell or purchase for use in our rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, or due to increased regulatory requirements, such as those related to emissions. These increases could materially impact our financial condition or results of operations in future periods if we are not able to pass such cost increases through to our customers.

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

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2014, we sold used equipment from our rental fleet at an average selling price of approximately 154.3% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us of transporting equipment from one branch to another branch or one region to another region. A significant or protracted disruption of fuel supplies could have an adverse effect on our financial condition and results of operations.

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

Our senior and regional managers have an average of approximately 24 years of industry experience. Our branch managers have extensive knowledge and industry experience as well. Our success is dependent, in part, on the experience and skills of our management team. Competition for top management talent within our industry is generally significant. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely manner, we may be challenged to effectively manage our business and execute our strategy.

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

When we acquire a business, we record goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. At December 31, 2014, we had goodwill of approximately $31.2 million. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles–Goodwill & Other (“ASC 350”), we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test.

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

We currently have approximately 66 employees in Utah, a significant territory in our geographic footprint, who are covered by a collective bargaining agreement and approximately 1,834 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

We have operations throughout the United States, which exposes us to multiple state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.

Our 70 branch locations in the United States are located in 22 different states, which exposes us to a host of different state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and generally otherwise impact our operations in adverse ways.

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

As of February 20, 2015, we had a network of 70 full-service facilities, serving approximately 36,400 customers across 22 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 70 total facilities, we own 12 of our locations and lease 58 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama (2)		New Mexico (1)
Birmingham	Leased	Albuquerque	Leased
Huntsville	Leased	Nevada (2)
Arizona (2)		Las Vegas	Leased
Phoenix	Owned	Reno	Leased
Tucson	Owned	North Carolina (5)
Arkansas (2)		Arden	Leased
Little Rock	Owned	Charlotte(2)	Leased(2)
Springdale	Owned	Raleigh	Leased
California (7)		Winston-Salem	Leased
Bakersfield	Leased	Oklahoma (2)
Fontana	Leased	Oklahoma City	Leased
La Mirada	Leased	Tulsa	Leased
Sacramento	Leased	South Carolina (2)
San Diego	Leased	Columbia	Leased
Santa Fe Springs	Owned	Greenville	Leased
Union City	Leased	Tennessee (3)
Colorado (2)		Chattanooga	Leased
Colorado Springs	Leased	Memphis	Leased
Denver	Owned	Nashville	Leased
Florida (4)		Texas (14)
Fort Myers	Leased	Austin	Leased
Orlando	Leased	Corpus Christi	Leased
Pompano Beach	Leased	Dallas(2)	Leased(1) Owned(1)
Tampa	Leased	Fort Worth	Leased
Georgia (1)		Houston(2)	Leased(2)
Atlanta	Leased	Katy	Leased
Idaho (2)		Lubbock	Leased
Boise	Leased	McAllen	Leased
Coeur d’Alene	Leased	Mesquite	Leased
Louisiana (8)		Midland	Leased
Alexandria	Leased	Pasadena	Leased
Baton Rouge	Owned	San Antonio	Owned
Belle Chasse	Leased	Utah (2)
Kenner	Owned	Salt Lake City	Leased
Lafayette	Leased	St. George	Leased
Lake Charles	Leased	Virginia (4)
Shreveport(2)	Leased(2)	Ashland	Owned
Maryland (1)		Chesapeake	Leased
Baltimore	Leased	Roanoke	Owned
Mississippi (1)		Warrenton	Leased
Jackson	Leased	Washington(1)
Montana (2)		Seattle	Leased
Belgrade	Leased
Billings	Leased

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to 100 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 290 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

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

Market Information

Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common stock as reported by Nasdaq for the years ended December 31, 2014 and 2013.

	High	Low
Year ended December 31, 2014
First quarter	$40.81	$28.25
Second quarter	41.51	33.36
Third quarter	42.38	35.31
Fourth quarter	40.33	26.30
Year ended December 31, 2013
First quarter	$21.18	$14.79
Second quarter	22.97	17.02
Third quarter	27.26	21.09
Fourth quarter	31.92	23.16

Holders

On February 20, 2015, we had 139 stockholders of record of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street” name through brokers.

Dividends

The Company paid cash dividends of $0.25 per share, or approximately $8.8 million, on both September 9, 2014 and December 9, 2014, totaling approximately $17.6 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

The Company on September 19, 2012 paid a one-time special dividend of $7.00 per share on its then-outstanding common stock, with dividends on nonvested common stock at that time to be paid upon vesting of those shares. On June 6, 2014, the Company paid all remaining dividends on those nonvested shares of common stock totaling $0.7 million.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc. common stock beginning on December 31, 2009 and for each subsequent quarter period end through and including December 31, 2014, with the cumulative return of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc., Hertz Global Holdings, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on December 31, 2009. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

H&E Equipment Services, Inc	$100.00	$110.19	$127.81	$220.02	$432.59	$415.51
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95
Peer Group	100.00	146.17	128.26	178.31	281.46	306.07

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

Issuer Purchases of Equity Securities

There were no stock repurchases or other purchases of equity securities by the Company during the fourth quarter ended December 31, 2014.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except per share amounts)
Statement of operations data(1):
Revenues:
Equipment rentals	$404,110	$338,935	$288,641	$228,038	$177,970
New equipment sales	328,036	294,768	241,721	220,211	167,303
Used equipment sales	123,173	141,560	104,563	85,347	62,286
Parts sales	113,732	103,174	99,621	94,511	86,686
Services revenues	61,292	56,694	56,554	53,954	49,629
Other	60,069	52,625	46,215	38,490	30,280

Total revenues	1,090,412	987,756	837,315	720,551	574,154

Cost of revenues:
Rental depreciation	146,055	121,948	102,966	86,781	78,583
Rental expense	61,916	55,338	50,052	46,599	40,194
New equipment sales	289,526	262,887	214,197	196,152	150,665
Used equipment sales	84,936	100,693	73,988	65,042	48,269
Parts sales	81,106	74,241	72,323	69,222	63,902
Services revenues	21,507	21,034	21,977	21,024	18,751
Other	57,428	49,779	44,510	43,028	37,851

Total cost of revenues	742,474	685,920	580,013	527,848	438,215

Gross profit (loss):
Equipment rentals	196,139	161,649	135,623	94,658	59,193
New equipment sales	38,510	31,881	27,524	24,059	16,638
Used equipment sales	38,237	40,867	30,575	20,305	14,017
Parts sales	32,626	28,933	27,298	25,289	22,784
Services revenues	39,785	35,660	34,577	32,930	30,878
Other	2,641	2,846	1,705	(4,538)	(7,571)

Total gross profit	347,938	301,836	257,302	192,703	135,939

Selling, general and administrative expenses(2)	206,480	189,062	169,653	153,354	148,277
Gain from sales of property and equipment, net	2,286	2,549	1,592	793	443

Income (loss) from operations	143,744	115,323	89,241	40,142	(11,895)

Other income (expense):
Interest expense(3)	(52,353)	(51,404)	(35,541)	(28,727)	(29,076)
Loss on early extinguishment of debt(4)	—	—	(10,180)	—	—
Other, net	1,293	1,228	928	726	591

Total other expense, net	(51,060)	(50,176)	(44,793)	(28,001)	(28,485)

Income (loss) before income taxes	92,684	65,147	44,448	12,141	(40,380)
Income tax provision (benefit)	37,545	21,007	15,612	3,215	(14,920)

Net income (loss)	$55,139	$44,140	$28,836	$8,926	$(25,460)

Net income (loss) per common share:
Basic	$1.57	$1.26	$0.83	$0.26	$(0.73)

Diluted	$1.56	$1.26	$0.82	$0.26	$(0.73)

Weighted average common shares outstanding:
Basic	35,159	35,041	34,890	34,759	34,668

Diluted	35,249	35,146	34,978	34,887	34,668

Dividends declared per common share outstanding	$0.50	$—	$7.00	$—	$—

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands)
Other financial data:
Depreciation and amortization(5)	$166,514	$138,903	$116,513	$99,398	$92,266
Statement of cash flows:
Net cash provided by operating activities	158,318	138,652	41,023	60,385	17,938
Net cash used in investing activities	(296,643)	(179,590)	(212,990)	(80,928)	(29,669)
Net cash provided by (used in) financing activities	136,579	49,651	156,646	15,609	(4,456)

	As of December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands)
Balance sheet data:
Cash	$15,861	$17,607	$8,894	$24,215	$29,149
Rental equipment, net	889,706	688,710	583,349	450,877	426,637
Goodwill	31,197	31,197	32,074	34,019	34,019
Deferred financing costs, net	4,664	4,689	5,049	5,640	7,027
Intangible assets, net	—	—	—	66	429
Total assets	1,358,804	1,090,340	942,399	753,305	734,421
Total debt(6)	888,732	733,284	681,231	268,660	252,754
Stockholders’ equity	133,367	94,812	48,636	264,207	254,250

(1)	See note 17 to the consolidated financial statements discussing segment information.
(2)	Stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 totaled $2.6 million, $2.6 million, $1.9 million, $1.3 million and $1.0 million, respectively.
(3)	Interest expense for the periods presented is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest (comprised of amortization of deferred financing costs and accretion (amortization) of note discount (premium)).
(4)	As more fully discussed in note 8 to the consolidated financial statements, in the third quarter of 2012 the Company recorded a one-time loss on the early extinguishment of debt of approximately $10.2 million, or approximately $6.6 million after-tax.
(5)	Excludes amortization of deferred financing costs and accretion (amortization) of note discount (premium), which are included in interest expense.
(6)	Total debt represents the amounts outstanding, as applicable for the periods presented, under the Credit Facility, senior unsecured notes, notes payable and capital leases. Total debt as presented as of December 31, 2014 and 2013 includes $1.3 million and $1.5 million, respectively, of unaccreted note discount (net of unamortized note premium) related to the Company’s senior unsecured notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2014, and its results of operations for the year ended December 31, 2014, and should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

As of February 20, 2015, we operated 70 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 54 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

•	Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) a percentage of original equipment cost, and (2) the number of rental equipment units available for rent), rental rate trends and targets, rental equipment dollar utilization and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•	New Equipment Sales. Our new equipment sales operation sells new equipment in all of our four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•	Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for disposal of rental equipment.

•	Parts Sales. Our parts business sells new and used parts for the equipment we sell and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and services support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•	Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.

Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments.

You can read more about our business segments under Item 1—Business and in note 17 of the consolidated financial statements in this Annual Report on Form 10-K.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year ended December 31, 2014, approximately 37.1% of our total revenues were attributable to equipment rentals, 30.1% of our total revenues were attributable to new equipment sales, 11.3% were attributable to used equipment sales, 10.4% were attributable to parts sales, 5.6% were attributable to our services revenues and 5.5% were attributable to non-segmented other revenues.

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2014 by business segment (see note 17 to our consolidated financial statements for further information regarding our business segments):

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

Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) a percentage of original equipment cost, and (2) the number of rental equipment units available for rent), rental rate trends and targets, rental equipment dollar utilization and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations. We recognize revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers.

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

Our non-segmented other revenues relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments. We recognize non-segmented other revenues at the time of billing and after the related services have been provided.

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year period ended December 31, 2014, our total cost of revenues was approximately $742.5 million. Our operating expenses consist principally of selling, general and administrative expenses. For the year ended December 31, 2014, our selling, general and administrative expenses were $206.5 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2014 was $889.7 million, or approximately 65.5% of our total assets. Our rental fleet as of December 31, 2014 consisted of 26,056 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.2 billion. As of December 31, 2014, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	17,378	66.7%	$767.9	61.8%	36.2
Cranes	443	1.7%	143.4	11.5%	36.4
Earthmoving	2,578	9.9%	238.5	19.2%	19.4
Industrial Lift Trucks	808	3.1%	31.1	2.5%	26.7
Other	4,849	18.6%	62.2	5.0%	22.3

Total	26,056	100.0%	$1,243.1	100.0%	31.7

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

The original acquisition cost of our gross rental fleet increased by approximately $242.3 million, or 24.2%, for the year ended December 31, 2014 due to rental equipment purchases in response to improved equipment time utilization from the increase in demand. The average age of our rental fleet equipment decreased by approximately 3.2 months for the year ended December 31, 2014.

Our average rental rates for the year ended December 31, 2014 were 2.8% higher than the year ended December 31, 2013 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the year ended December 31, 2014 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10-K.

•	Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries, as well as adverse credit market conditions, can cause demand for our products to materially decrease.

•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures and by the availability of credit to those customers.

•	Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. Adverse weather also has a seasonal impact in parts of our Intermountain region, particularly in the winter months.

•	Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. The recent decline and volatility in oil and natural gas prices, and uncertainty regarding future price levels, may cause our customers in those markets to adjust their activity and spending levels.

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

Revenue Recognition. Our revenue recognition policies vary by reporting segment. Under current accounting guidance, our policy is to recognize revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue earned is appropriately stated in the periods presented. We recognize revenue from new equipment sales, used equipment sales and parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. We recognize services revenues at the time services are rendered. We recognize other revenues for support services at the time we generate an invoice including the charge for such completed services. See also “Revenue Sources” above. Also, see “Recent Accounting Pronouncements” on page 53 of this Annual Report on Form 10-K related to revenue recognition.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2014, 2013 and 2012 were 0.3%, 0.3% and 0.4%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

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

The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2014 was approximately $146.1 million. For the year ended December 31, 2014, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or Aerial Work Platforms	Cranes	Earth- moving	Industrial Lift Trucks	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2014
Depreciation expense for the year ended December 31, 2014	$74.3	$17.0	$38.1	$4.7	$12.0	$146.1
Increase of 2 years in useful life	57.5	11.0	22.7	3.3	11.4	105.9
Decrease of 2 years in useful life	86.2	16.5	52.9	6.0	12.1	173.7

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $20.1 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $13.8 million.

Another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is highly subjective and subject to change upon future actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $2.1 million.

Purchase Price Allocation. We have made significant acquisitions in the past and we may make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 (“ASC 350”), Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 31, 2014, adjustments to fair value assessments have been recorded to goodwill over the purchase price allocation period (typically not exceeding 12 months).

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

As of December 31, 2014, our goodwill was comprised of the following carrying values of three reporting units (amounts in thousands):

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

Considerable judgment is required by management in using the qualitative approach under ASU 2011-08 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. As noted in note 2 to the consolidated financial statements, we adopted ASU 2011-08 in conjunction with our annual impairment test as of October 1, 2011. During fiscal years 2012, 2013 and 2014, we performed, as of October 1 of each year, a qualitative assessment and determined that it is more likely than not that the fair value of each of our reporting units is not less than its carrying value and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

Based upon continuing improving macroeconomic conditions and positive trends within our industry and market, combined with recent positive operating results in comparison to prior periods and our internal forecasts, and with consideration of the cushion between the reporting unit’s fair value and carrying value from our most recent quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2012, 2013 and 2014 valuation dates and there was no goodwill impairment at October 1, 2012, 2013 or 2014.

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

Long-lived Assets and Intangible Assets. Our long-lived assets principally consist of rental equipment and property and equipment. Our intangible assets consist principally of the intangible assets acquired in the September 1, 2007 Burress Acquisition and became fully amortized during the year ended December 31, 2012.

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

Our U.S. federal tax returns for 2011 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2008 and subsequent years. Our Federal Tax Returns for the tax years 2005 through 2009 were recently examined by the IRS. No material adjustment resulted from the IRS examination.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the years ended December 31, 2014, 2013 and 2012. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues.

	For the Year Ended		Total Dollar	Total Percentage
	December 31,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment revenues:
Equipment rentals	$404,110	$338,935	$65,175	19.2%
New equipment sales	328,036	294,768	33,268	11.3%
Used equipment sales	123,173	141,560	(18,387)	(13.0)%
Parts sales	113,732	103,174	10,558	10.2%
Services revenues	61,292	56,694	4,598	8.1%
Non-Segmented other revenues	60,069	52,625	7,444	14.1%

Total revenues	$1,090,412	$987,756	$102,656	10.4%

Total Revenues. Our total revenues were approximately $1.1 billion for the year ended December 31, 2014 compared to $987.8 million for the year ended December 31, 2013, an increase of approximately $102.7 million, or 10.4%, driven in part by the accelerating recovery in commercial construction markets in the Gulf Coast and the other regions in which we operate. Revenues for our reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2014 increased $65.2 million, or 19.2%, to $404.1 million from $338.9 million in 2013. Rental revenues from aerial work platforms increased approximately $39.7 million, while rental revenues from earthmoving equipment increased $14.5 million. Other equipment rentals increased $6.1 million, while crane and lift truck rental revenues increased $4.2 million and $0.7 million, respectively. Our average rental rates for the year ended December 31, 2014 increased 2.8% compared to the year ended December 31, 2013.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2014 increased 0.1% to 35.8% from 35.7% in 2013. The slight increase in comparative rental equipment dollar utilization was primarily driven by an increase in rental equipment time utilization combined with a 2.8% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 72.2% for the year ended December 31, 2014 compared to 70.8% for the year ended December 31, 2013, an increase of approximately 1.4%. Rental equipment time utilization based on the number of rental equipment units available for rent was 66.9% for the year ended December 31, 2014 compared to 65.7% in the same period last year, an increase of approximately 1.2%. The increase in equipment rental time utilization based on original equipment cost and based on the number of units available for rent is reflective of increased equipment rental demand.

New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2014 increased approximately $33.3 million, or 11.3%, to $328.0 million from $294.8 million in 2013. Sales of new cranes increased $14.6 million and sales of new earthmoving equipment increased $10.9 million. Sales of new aerial work platform equipment increased $6.1 million, while sales of new other equipment increased $2.3 million. Sales of new lift trucks decreased approximately $0.7 million.

Used Equipment Sales Revenues. Our used equipment sales decreased $18.4 million, or 13.0%, to $123.2 million for the year ended December 31, 2014, from $141.6 million for the same period in 2013. Sales of used cranes decreased $14.3 million and sales of used aerial work platform equipment decreased $7.3 million. Partially offsetting these decreases were increases in sales of used earthmoving equipment, used lift trucks and used other equipment of $2.3 million, $0.8 million and $0.1 million, respectively. The decrease in used equipment sales is largely due to the Company having a younger fleet, resulting in less equipment being at an age at which it is typically sold in the normal fleet life cycle.

Parts Sales Revenues. Our parts sales revenues increased approximately $10.5 million, or 10.2%, to $113.7 million for the year ended December 31, 2014 from $103.2 million for the same period in 2013. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the year ended December 31, 2014 increased $4.6 million, or 8.1%, to $61.3 million from $56.7 million in the same period last year. The increase in services revenues was due to higher demand for services compared to last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2014, our other revenues were $60.1 million, an increase of approximately $7.4 million, or 14.1%, from $52.6 million in 2013. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with our increased equipment rental activity.

Gross Profit.

	For the Year Ended		Total Dollar Change	Total Percentage Change
	December 31,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$196,139	$161,649	$34,490	21.3%
New equipment sales	38,510	31,881	6,629	20.8%
Used equipment sales	38,237	40,867	(2,630)	(6.4)%
Parts sales	32,626	28,933	3,693	12.8%
Services revenues	39,785	35,660	4,125	11.6%
Non-Segmented revenues	2,641	2,846	(205)	(7.2)%

Total gross profit	$347,938	$301,836	$46,102	15.3%

Total Gross Profit. Our total gross profit was $347.9 million for the year ended December 31, 2014 compared to $301.8 million for the year ended December 31, 2013, an increase of $46.1 million, or 15.3%. Total gross profit margin for the year ended December 31, 2014 was 31.9%, an increase of 1.3% from the 30.6% gross profit margin for the same period in 2013. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2014 increased $34.5 million, or 21.3%, to $196.1 million from $161.6 million in 2013. The increase in equipment rentals gross profit was the result of a $65.2 million increase in rental revenues for the year ended December 31, 2014, which was partially offset by a $6.6 million increase in rental expenses and a $24.2 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2014 compared to 2013. As a percentage of equipment rental revenues, rental expenses were 15.3% for the year ended December 31, 2014 compared to 16.4% for the same period last year. This percentage decrease was primarily attributable to the increase in comparative rental revenues. Depreciation expense was 36.2% of equipment rental revenues for the year ended December 31, 2014 compared to 36.0% for the same period last year, up 0.2%, as a result of an increase in the volume of rental purchase option agreements.

Gross profit margin on equipment rentals for the year ended December 31, 2014 was 48.5%, up 0.8% from 47.7% for the same period in 2013. This gross profit margin improvement was primarily due to the increase in comparative rental revenues resulting from higher average rental rates and the increase in time utilization for the year ended December 31, 2014 compared to the year ended December 31, 2013, combined with the decrease in rental expenses as a percentage of equipment rental revenues.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2014 increased $6.6 million, or 20.8%, to $38.5 million compared to $31.9 million for the same period in 2013 on an increase in total new equipment sales of $33.3 million. Gross profit margin on new equipment sales for the year ended December 31, 2014 was 11.7%, an increase of 0.9% from 10.8% in the same period in 2013, primarily reflecting higher margins on new crane and new earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2014 decreased approximately $2.6 million, or 6.4%, to $38.2 million from $40.9 million in the same period in 2013 on a decrease in used equipment sales of $18.4 million. Gross profit margin on used equipment sales for the year ended December 31, 2014 was 31.0%, up approximately 2.1% from 28.9% for the same period last year, primarily as a result of higher margins on sales of used earthmoving equipment and used aerial work platform equipment. Our used equipment sales from the rental fleet, which comprised approximately 82.3% and 80.9% of our used equipment sales for the years ended December 31, 2014 and 2013, respectively, were approximately 154.3% and 150.8% of net book value for the years ended December 31, 2014 and 2013, respectively.

Parts Sales Gross Profit. For the year ended December 31, 2014, our parts sales revenue gross profit increased $3.7 million, or 12.8%, to $32.6 million from $28.9 million for the same period in 2013 on a $10.6 million increase in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2014 was 28.7%, an increase of 0.7% from 28.0% in the same period in 2013, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the year ended December 31, 2014, our services revenues gross profit increased $4.1 million, or 11.6%, to $39.8 million from $35.7 million for the same period in 2013 on a $4.6 million increase in services revenues. Gross profit margin on services revenues for the year ended December 31, 2014 was 64.9%, up 2.0% from 62.9% in the same period in 2013, as a result of our services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased $0.2 million, or 7.2%, to $2.6 million for the year ended December 31, 2014 from $2.8 million for the same period in 2013 on a $7.4 million in increase in non-segmented other revenues. Gross margin for the year ended December 31, 2014 was 4.4% compared to a gross margin of 5.4% in the same period last year, a decrease of 1.0%, primarily reflective of lower hauling gross margins.

Selling, General and Administrative Expenses. SG&A expenses increased $17.4 million, or 9.2%, to $206.5 million for the year ended December 31, 2014 compared to $189.1 million for the year ended December 31, 2013. The net increase in SG&A expenses was attributable to several factors. Employee wages, incentives and benefits increased $10.0 million as a result of higher salaries, wages and payroll taxes stemming primarily from a larger workforce and an increase in commission and incentive pay that resulted from higher revenues and profits. Legal and professional fees increased $2.2 million and liability insurance costs increased $1.3 million. Depreciation expense increased $1.2 million. Facility and utility related expenses increased $1.3 million. Warranty related costs increased $0.9 million and promotional expenses increased $0.5 million. Stock-based compensation expense was $2.6 million in each of the years ended December 31, 2014 and 2013. Of the $17.4 million increase in SG&A expenses, approximately $2.8 million of the increase was attributable to branches opened since December 31, 2012 with less than 12 full comparable months of operations in either or both of the years ended December 31, 2013 and 2014. As a percentage of total revenues, SG&A expenses were 18.9% for the year ended December 31, 2014, a decrease of 0.2% from 19.1% for the same period last year.

Other Income (Expense). For the year ended December 31, 2014, our net other expenses increased approximately $0.9 million to $51.1 million compared to $50.2 million for the same period in 2014. The increase was the result of a $1.0 million increase in interest expense to $52.4 million for the year ended December 31, 2014 compared to $51.4 million for the same period in 2014, which was partially offset by a $0.1 million increase in other income. The increase in interest expense is the net result of an approximately $0.7 million increase in expense related to our senior unsecured notes due to the increase in the aggregate principal amount of these notes from $530 million to $630 million on February 4, 2013 combined with a $0.8 million increase in interest expense on our senior secured credit facility resulting from an increase in average borrowings in 2014 compared to 2013. These interest expense increases were partially offset by a $0.5 million decrease in interest expense related to lower average borrowing rates on manufacturing flooring plans used to finance inventory purchases resulting from lower average interest rates.

Income Taxes. We recorded income tax expense of approximately $37.5 million for the year ended December 31, 2014 compared to income tax expense of $21.0 million for the year ended December 31, 2013. Our effective income tax rate was 40.5% for the year ended December 31, 2014 compared to 32.3% for the same period last year. The increase in our effective tax rate is primarily due to a decrease in permanent differences related to tax deductible goodwill. We also recorded a reduction of book goodwill of approximately $0.9 million for the year ended December 31, 2013 for tax benefits realized from tax-deductible goodwill in excess of book goodwill. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2014 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

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

Selling, General and Administrative Expenses. SG&A expenses increased $19.4 million, or 11.3%, to $189.1 million for the year ended December 31, 2013 from $169.7 million for the year ended December 31, 2012. The net increase in SG&A expenses was attributable to several factors. Employee salaries and wages and related employee expenses increased $11.9 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental and sales revenues, as well as higher health insurance costs related to increases in our number of employees compared to last year and in the health insurance costs per claim. Stock-based compensation expenses were $2.6 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively. Professional fees increased $2.1 million and liability insurance costs increased $0.7 million. Depreciation expense increased $2.2 million and promotional expenses increased $1.1 million. Other general corporate overhead net expenses increased approximately $1.5 million. Of the total $19.4 million increase in SG&A expenses, approximately $3.3 million was attributable to branch locations that have opened since December 31, 2011, with less than 12 full comparable months of operations in either or both of the years ended December 31, 2012 and 2013. As a percentage of total revenues, SG&A expenses were 19.1% for the year ended December 31, 2013, a decrease of 1.2% from 20.3% for the same period in 2012, primarily as a result of the current year increase in total revenues.

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

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2014, the cash provided by our operating activities was $158.3 million. Our reported net income of $55.1 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, (including net amortization (accretion) of note discount (premium)), deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $227.1 million. These cash flows from operating activities were also positively impacted by a $44.5 million increase in manufacturing flooring plans payable and a $6.1 million increase in accrued expenses payable and other liabilities. Partially offsetting these positive cash flows was an increase of $66.7 million in inventories as a result of increasing demand and improving sales of new equipment as compared to last year and a $35.2 million increase in receivables. Also decreasing our operating cash flows were a $14.4 million decrease in accounts payable and a $3.1 million increase in prepaid expenses and other assets.

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

Cash Flow from Investing Activities. For the year ended December 31, 2014, cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of $296.6 million. This was a result of purchases of rental and non-rental equipment totaling $401.7 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $105.1 million.

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

Cash Flow from Financing Activities. For the year ended December 31, 2014, cash provided by our financing activities was approximately $136.6 million. Net borrowings under the Credit Facility totaled $157.5 million. Partially offsetting these positive cash flows were deferred financing costs of $0.9 million and capital lease payments of $0.2 million. Purchases of treasury stock totaled $1.5 million. We also paid dividends totaling $18.3 million. As more fully described in our Quarterly Report on Form 10-Q for the three months ended September 30, 2012, the Company on September 19, 2012 paid a one-time special dividend of $7.00 per share on the then-outstanding common stock and dividends on nonvested stock at that time were to be paid upon vesting of those shares. On June 6, 2014, the Company paid all remaining dividends on those remaining novested shares of common stock totaling $0.7 million. On July 28, 2014 and November 12, 2014, the Company announced quarterly cash dividends of $0.25 per share of common stock. On September 9, 2014 and December 9, 2014, the Company paid the two announced dividends totaling approximately $17.6 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $602.5 million senior secured credit facility (the “Credit Facility”) with General Electric Capital Corporation as agent, and the lenders named therein.

On May 21, 2014, we amended, extended and restated the Credit Facility by entering into the Fourth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, the other credit parties named therein, the lenders named therein, General Electric Capital Corporation, as administrative agent, Bank of America, N.A. as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent and Deutsche Bank Securities Inc. as joint lead arranger and joint bookrunner.

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

At December 31, 2014, the Company could borrow up to an additional $149.1 million and remain in compliance with the debt covenants under the Company’s credit facility. At December 31, 2014, the interest rate on the Credit Facility was based on LIBOR plus 200 basis points. The weighted average interest rate at December 31, 2014 was approximately 2.5%. At February 23, 2015, we had $357.9 million of available borrowings under our Credit Facility, net of $7.2 million of outstanding letters of credit.

On February 5, 2015, we entered into an amendment to the Credit Facility which increased the total amount of revolving loan commitments under the Amended and Restated Credit Agreement from $402.5 million to $602.5 million.

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

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions, demand and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2014 were $412.7 million, which includes $44.2 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2014 were $33.2 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of February 20, 2015, we had $357.9 million of available borrowings under the Credit Facility, net of $7.2 million of outstanding letters of credit.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the Credit Facility and the indenture governing the New Notes and the Add-on Notes, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. At December 31, 2014, the Company could borrow up to an additional $357.9 million and remain in compliance with the debt covenants under the Company’s credit facility.

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

Contractual and Commercial Commitments

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2014.

	Payments Due by Year
	Total	2015	2016-2017	2018-2019	Thereafter
	(Amounts in thousands)
Senior unsecured notes payable	$630,000	$—	$—	$—	$630,000
Interest payments on senior unsecured notes (1)	338,100	44,100	88,200	88,200	117,600
Credit Facility	259,919	—	—	259,919	—
Interest payments on Credit Facility (1)	29,638	6,748	13,498	9,392	—
Capital lease obligations (including interest) (2)	2,962	334	666	666	1,296
Operating leases (3)	134,003	13,719	25,984	20,938	73,362
Other long-term obligations (4)	93,600	48,556	45,044	—	—

Total contractual cash obligations (5)	$1,488,222	$113,457	$173,392	$379,115	$822,258

(1)	Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity. Interest on Credit Facility assumes the interest rate in effect at December 31, 2014 and includes the unused commitment fee. As discussed elsewhere in this Annual Report on Form 10-K, the Credit Facility was amended in February 2015. However, the impact to future interest payments as disclosed in this table above is not material. The maturity date of the Credit Facility did not change as a result of the amendment.
(2)	This includes capital leases for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the leases.
(3)	This includes total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.
(4)	Represents amounts due on manufacturer flooring plans payable, which are used to finance our purchases of inventory and rental equipment.
(5)	We had an unrecognized tax benefit of approximately $5.7 million at December 31, 2014 that is not included in the table above as this amount relates to federal and state income taxes and any liability subsequently determined and potentially assessed by the taxing authorities but would be offset against our Net Operating Losses for the related tax years and no cash payment would be required.

As of December 31, 2014, we had a standby letter of credit issued under our Credit Facility totaling $6.5 million. On January 1, 2015, we renewed that letter of credit for $7.2 million for a one-year term, expiring on January 1, 2016.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At December 31, 2014, we had total borrowings outstanding under the Credit Facility of approximately $259.9 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $2.6 million increase in interest expense on an annualized basis. At February 20, 2015, we had $357.9 million of available borrowings under the Credit Facility, net of $7.2 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of December 31, 2014 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8. Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries

See note 16 to the consolidated financial statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this annual report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas
February 26, 2015

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2014	2013
	(Amounts in thousands, except share amounts)
Assets
Cash	$15,861	$17,607
Receivables, net of allowance for doubtful accounts of $3,288 and $3,651, respectively	164,335	131,970
Inventories, net of reserves for obsolescence of $647 and $647, respectively	133,987	111,640
Prepaid expenses and other assets	9,146	6,024
Rental equipment, net of accumulated depreciation of $351,841 and $309,944, respectively	889,706	688,710
Property and equipment, net of accumulated depreciation and amortization of $88,376 and $75,994, respectively	109,908	98,503
Deferred financing costs, net of accumulated amortization of $11,111 and $10,176, respectively	4,664	4,689
Goodwill	31,197	31,197

Total assets	$1,358,804	$1,090,340

Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$259,919	$102,460
Accounts payable	53,341	67,779
Manufacturer flooring plans payable	93,600	49,062
Dividends payable	—	633
Accrued expenses payable and other liabilities	60,548	54,439
Senior unsecured notes (net of unaccreted discount of $1,286 and $1,454, respectively)	628,714	628,546
Capital leases payable	2,099	2,278
Deferred income taxes	125,110	88,291
Deferred compensation payable	2,106	2,040

Total liabilities	1,225,437	995,528

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,100,021 and 39,023,594 shares issued at December 31, 2014 and 2013, respectively, and 35,232,032 and 35,200,398 shares outstanding at December 31, 2014 and 2013, respectively	390	389
Additional paid-in capital	218,349	215,775
Treasury stock at cost, 3,867,989 and 3,823,196 shares of common stock held at December 31, 2014 and 2013, respectively	(59,935)	(58,468)
Retained deficit	(25,437)	(62,884)

Total stockholders’ equity	133,367	94,812

Total liabilities and stockholders’ equity	$1,358,804	$1,090,340

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013	2012
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$404,110	$338,935	$288,641
New equipment sales	328,036	294,768	241,721
Used equipment sales	123,173	141,560	104,563
Parts sales	113,732	103,174	99,621
Services revenues	61,292	56,694	56,554
Other	60,069	52,625	46,215

Total revenues	1,090,412	987,756	837,315

Cost of revenues:
Rental depreciation	146,055	121,948	102,966
Rental expense	61,916	55,338	50,052
New equipment sales	289,526	262,887	214,197
Used equipment sales	84,936	100,693	73,988
Parts sales	81,106	74,241	72,323
Services revenues	21,507	21,034	21,977
Other	57,428	49,779	44,510

Total cost of revenues	742,474	685,920	580,013

Gross profit	347,938	301,836	257,302

Selling, general and administrative expenses	206,480	189,062	169,653
Gain from sales of property and equipment, net	2,286	2,549	1,592

Income from operations	143,744	115,323	89,241

Other income (expense):
Interest expense	(52,353)	(51,404)	(35,541)
Loss on early extinguishment of debt	—	—	(10,180)
Other, net	1,293	1,228	928

Total other expense, net	(51,060)	(50,176)	(44,793)

Income before provision for income taxes	92,684	65,147	44,448
Provision for income taxes	37,545	21,007	15,612

Net income	$55,139	$44,140	$28,836

Net income per common share:
Basic	$1.57	$1.26	$0.83

Diluted	$1.56	$1.26	$0.82

Weighted average common shares outstanding:
Basic	35,159	35,041	34,890

Diluted	35,249	35,146	34,978

Dividends declared per common share outstanding	$0.50	$—	$7.00

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Amounts in thousands, except share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity

Balances at December 31, 2011	38,808,941	$387	$210,695	$(56,884)	$110,009	$264,207

Stock-based compensation	—	—	1,862	—	—	1,862
Tax benefits associated with stock-based awards	—	—	293	—	—	293
Issuance of non-vested restricted common stock	108,678	1	—	—	—	1

Repurchases of 46,064 shares of restricted common stock	—	—	—	(694)	—	(694)

Cash dividend on common stock ($7.00 per share)	—	—	—	—	(245,869)	(245,869)

Net income	—	—	—	—	28,836	28,836

Balances at December 31, 2012	38,917,619	388	212,850	(57,578)	(107,024)	48,636

Stock-based compensation	—	—	2,618	—	—	2,618
Tax benefits associated with stock-based awards	—	—	307	—	—	307
Issuance of non-vested restricted common stock	105,975	1	—	—	—	1
Repurchases of 46,064 shares of restricted common stock	—	—	—	(890)	—	(890)
Net income	—	—	—	—	44,140	44,140

Balances at December 31, 2013	39,023,594	389	215,775	(58,468)	(62,884)	94,812
Stock-based compensation	—	—	2,598	—	—	2,598
Cash dividends on common stock ($0.50 per share)					(17,692)	(17,692)
Tax deficiency associated with stock-based awards	—	—	(24)	—	—	(24)
Issuance of non-vested restricted common stock	76,427	1	—	—	—	1
Repurchases of 38,134 shares of restricted common stock	—	—	—	(1,467)	—	(1,467)
Net income	—	—	—	—	55,139	55,139

Balances at December 31, 2014	39,100,021	$390	$218,349	$(59,935)	$(25,437)	$133,367

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013	2012
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$55,139	$44,140	$28,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,459	16,955	13,481
Depreciation of rental equipment	146,055	121,948	102,966
Amortization of deferred financing costs	934	1,094	1,555
Accretion of note discount, net of premium amortization	168	231	—
Amortization of intangible assets	—	—	66
Provision for losses on accounts receivable	2,859	3,194	3,480
Provision for inventory obsolescence	159	220	126
Provision for deferred income taxes	36,819	16,702	12,973
Stock-based compensation expense	2,598	2,618	1,862
Loss on early extinguishment of debt	—	—	10,180
Gain from sales of property and equipment, net	(2,286)	(2,549)	(1,592)
Gain from sales of rental equipment, net	(35,769)	(38,575)	(29,559)
Tax deficiency from stock-based awards	(24)	—	—
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	—	877	1,944
Changes in operating assets and liabilities:
Receivables	(35,224)	6,503	(39,808)
Inventories	(66,723)	(67,754)	(43,137)
Prepaid expenses and other assets	(3,122)	(815)	16
Accounts payable	(14,438)	31,659	(26,886)
Manufacturer flooring plans payable	44,538	(1,777)	(7,479)
Accrued expenses payable and other liabilities	6,110	3,916	12,032
Deferred compensation payable	66	65	(33)

Net cash provided by operating activities	158,318	138,652	41,023

Cash flows from investing activities:
Purchases of property and equipment	(33,235)	(29,479)	(37,361)
Purchases of rental equipment	(368,491)	(267,465)	(268,229)
Proceeds from sales of property and equipment	3,657	2,759	2,058
Proceeds from sales of rental equipment	101,426	114,595	90,542

Net cash used in investing activities	(296,643)	(179,590)	(212,990)

Cash flows from financing activities:
Excess tax benefit from stock-based awards	—	307	293
Purchases of treasury stock	(1,467)	(890)	(694)
Borrowings on senior secured credit facility	1,235,630	1,058,990	1,032,285
Payments on senior secured credit facility	(1,078,171)	(1,114,249)	(890,621)
Payments of deferred financing costs	(909)	(733)	(3,227)
Dividend paid	(18,325)	(855)	(244,381)
Principal payments on senior unsecured notes	—	—	(257,576)
Proceeds from issuance of senior unsecured notes	—	107,250	520,725
Payments of capital lease obligations	(179)	(169)	(158)

Net cash provided by financing activities	136,579	49,651	156,646

Net increase (decrease) in cash	(1,746)	8,713	(15,321)
Cash, beginning of year	17,607	8,894	24,215

Cash, end of year	$15,861	$17,607	$8,894

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013	2012
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$44,217	$35,864	$28,192

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$50,956	$49,252	$29,664
Income taxes paid, net of refunds received	$4,516	$2,479	$347

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

Pursuant to Staff Accounting Bulletin No. 104 (“SAB 104”), the SEC Staff believes that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Consistent with SAB 104, our policy recognizes revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across multiple financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so that rental revenues earned are appropriately stated in the periods presented. Revenue from the sale of new and used equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled, risk of ownership has been transferred and collectibility is reasonably assured. Services revenue is recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges and are recognized at the time an invoice is generated and after the service has been provided.

See also the “Recent Accounting Pronouncements” discussion below for new accounting guidance related to revenue from contracts with customers.

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

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), when events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2014, 2013 or 2012.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to first use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. We performed a qualitative assessment in 2014, 2013 and 2012 and determined that it is more likely than not that the fair value of our reporting units exceed their respective carrying values at the October 1, 2014, 2013 and 2012 annual valuation dates and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

Based upon improving macroeconomic conditions and positive trends within our industry and market during 2012, 2013 and 2014, combined with continuing positive operating results in comparison to prior periods and our internal forecasts, and with consideration of the cushion between the reporting unit’s fair value and carrying value from our most recent quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2014, 2013 and 2012 valuation dates and there was no goodwill impairment at October 1, 2014, 2013 and 2012.

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

The changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2014 and 2013 were as follows (amounts in thousands):

	Equipment Rentals Component 2	Used Equipment Sales	Parts Sales	Total
Balance at January 1, 2013	$19,226	$6,311	$6,537	$32,074
Reductions(1)	(526)	(174)	(177)	(877)

Balance at December 31, 2013	18,700	6,137	6,360	31,197
Reductions	—	—	—	—

Balance at December 31, 2014	$18,700	$6,137	$6,360	$31,197

(1)	Writedown of goodwill for tax-deductible goodwill in excess of book goodwill.

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

We closed one branch during the year ended December 31, 2012 and one branch during 2013 in markets where long-term prospects did not support continued operations. No branches were closed during 2014. Under ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. Although we do not expect to incur material charges related to branch closures, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs. Costs incurred for the closed branches in 2012 and 2013 did not have a material impact on the Company’s consolidated financial statements. As of the date of this Annual Report on Form 10-K, the Company has not identified any other branch facilities with a more than likely probability of closing where the associated costs pursuant to ASC 420 are expected to be material.

Deferred Financing Costs and Initial Purchasers’ Discounts

Deferred financing costs include legal, accounting and other direct costs incurred in connection with the issuance and amendments thereto, of the Company’s debt. These costs are amortized over the terms of the related debt using the straight-line method which approximates amortization using the effective interest method. Initial purchasers’ discount, or underwriters’ discount, is the differential between the price paid to an issuer for the new issue and the prices at which the securities are initially offered to the investing public. The amortization expense of deferred financing costs and accretion of initial purchasers’ discounts are included in interest expense as an overall cost of the related financings.

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2014, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled $4.4 million and our health insurance reserves totaled $1.2 million. At December 31, 2013, our claims reserves related to workers compensation, general liability and automobile liability totaled $3.5 million and our health insurance reserves totaled $1.4 million.

Sales Taxes

We impose and collect significant amounts of sales taxes concurrent with our revenue-producing transactions with customers and remit those taxes to the various governmental agencies as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of operations on a net basis.

Advertising

Advertising costs are expensed as incurred and totaled $1.3 million, $0.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2014 and 2013 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.00% (Level 3)	$93,600	$82,021
Senior unsecured notes with interest computed at 7.0%(1) (Level 1)	628,714	648,113
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,099	1,495
Letter of credit (Level 3)	—	130

	December 31, 2013
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$49,062	$42,686
Senior unsecured notes with interest computed at 7.0%(1) (Level 1)	628,546	686,700
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,278	1,717
Letter of credit (Level 3)	—	146

(1)	Amounts shown based on aggregate amounts outstanding for the periods presented.

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

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2014, we purchased approximately 61% from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Income per Share

Income per common share for the year ended December 31, 2014, 2013 and 2012 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the period was only 0.4% of total outstanding shares and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations as presented for the year ended December 31, 2014.

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2014	2013	2012
Basic net income per share:
Net income	$55,139	$44,140	$28,836
Weighted average number of common shares outstanding	35,159	35,041	34,890
Net income per common share — basic	$1.57	$1.26	$0.83

Diluted net income per share:
Net income	$55,139	$44,140	$28,836
Weighted average number of common shares outstanding	35,159	35,041	34,890
Effect of dilutive securities:
Effect of dilutive stock options	23	18	—
Effect of dilutive non-vested stock	67	87	88

Weighted average number of common shares outstanding — diluted	35,249	35,146	34,978
Net income per common share — diluted	$1.56	$1.26	$0.82

Common shares excluded from the denominator as anti-dilutive:
Stock options	—	—	51
Non-vested stock	1	1	65

Stock-Based Compensation

We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 3,537,999 shares of common stock as of December 31, 2014.

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2013	230,415	$13.65
Granted	86,911	$21.83
Vested	(122,121)	$12.37
Forfeited	(7,338)	$15.35

Non-vested stock at December 31, 2013	187,867	$18.21
Granted	76,427	$36.69
Vested	(109,237)	$18.70
Forfeited	(6,659)	$23.88

Non-vested stock at December 31, 2014	148,398	$27.11

As of December 31, 2014, we had unrecognized compensation expense of approximately $3.1 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.2 years.

The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2014	2013	2012
Compensation expense	$2,598	$2,618	$1,806

We receive a tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. In accordance with ASC 718, we are required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. As a result of certain realization requirements of ASC 718, $0.7 million of excess tax benefits on stock compensation have not been recorded because those tax benefits have not yet reduced taxes payable. Equity will be increased if and when these excess tax benefits are ultimately realized.

Stock Options

No stock options were granted during 2014, 2013 or 2012. At December 31, 2014, we had no unrecognized compensation expense related to prior stock option awards.

The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2014	2013	2012
Compensation expense	$—	$—	$56

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents stock option activity for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price(1)	Weighted Average Contractual Life In Years
Outstanding options at January 1, 2013	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2013	51,000	$17.80	2.5
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at December 31, 2014	51,000	$17.80	1.5

Options exercisable at December 31, 2014	51,000	$17.80	1.5

(1)	Weighted average exercise prices shown above include a reduction of $7.00 per share to reflect the equitable adjustment to the exercise prices in connection with the declaration and payment of a special, one-time cash dividend of $7.00 per share in the third quarter of 2012.

In connection with the Company’s payment of the special, one-time cash dividend of $7.00 per share in 2012, the exercise prices of all outstanding stock options grants were adjusted downward by $7.00 per share. The modification of stock options resulted in an additional $0.1 million of stock compensation expense.

The aggregate intrinsic value of our outstanding and exercisable options at December 31, 2014 was $1.4 million.

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

(3)	Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2014	2013
Trade receivables	$158,400	$130,199
Unbilled rental revenue	5,772	5,290
Income tax receivables	3,434	116
Other	17	16

	167,623	135,621
Less allowance for doubtful accounts	(3,288)	(3,651)

Total receivables, net	$164,335	$131,970

We charge off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2014	2013
New equipment	$108,891	$89,833
Used equipment	5,772	5,558
Parts, supplies and other	19,324	16,249

Total inventories, net	$133,987	$111,640

The above amounts are net of reserves for inventory obsolescence at December 31, 2014 and 2013 totaling $0.6 million and $0.6 million, respectively.

(5)	Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2014	2013
Land	$7,368	$6,833
Transportation equipment	67,268	60,987
Building and leasehold improvements	53,021	39,253
Office and computer equipment	51,542	46,556
Machinery and equipment	12,628	10,757
Property under capital leases	3,217	3,217
Construction in progress	3,240	6,894

	198,284	174,497
Less accumulated depreciation and amortization	(88,376)	(75,994)

Total net property and equipment	$109,908	$98,503

Total depreciation and amortization on property and equipment was $20.5 million, $17.0 million and $13.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in the office and computer equipment category above at December 31, 2014 and 2013 is approximately $26.9 million of capitalized costs, including $0.6 million of capitalized interest, related to the implementation of our enterprise resource planning system. Unamortized computer software costs related to the enterprise resource planning system at December 31, 2014 and 2013 was approximately $7.6 million and $11.4 million, respectively, while related amortization expense in 2014 and 2013 totaled approximately $3.8 million each year. The enterprise resource planning system was substantially complete and ready for its intended use on or around January 19, 2010. Interest costs capitalized for the year ended December 31, 2012 was $0.2 million. Amounts capitalized in 2012 relate primarily to the construction of the Company’s new corporate headquarters and the consolidation of the Company’s Baton Rouge and Gonzales, Louisiana branch facilities, which was completed in the fourth quarter of 2012.

(6)	Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged between 0% to the prime rate (3.25% at December 31, 2014) plus an applicable margin at December 31, 2014. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2014 for each of the next five years ending December 31 are as follows (amounts in thousands):

2015	$48,556
2016	43,669
2017	1,375
2018	—
2019	—
Thereafter	—

Total	$93,600

(7)	Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2014	2013
Payroll and related liabilities	$23,663	$20,665
Sales, use and property taxes	7,722	7,712
Accrued interest	15,329	15,101
Accrued insurance	3,931	3,243
Deferred revenue	5,195	4,268
Other	4,708	3,450

Total accrued expenses payable and other liabilities	$60,548	$54,439

(8)	Senior Unsecured Notes

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

The following table reconciles our Senior Secured Notes to our Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2012	$521,065
Aggregate principal amount issued on February 4, 2013	100,000
Premium on notes issued	8,500
Initial purchaser’s discount	(1,250)
Accretion of discount through December 31, 2013	1,044
Amortization of note premium through December 31, 2013	(813)

Balance at December 31, 2013	$628,546
Accretion of discount through December 31, 2014	1,055
Amortization of note premium through December 31, 2014	(887)

Balance at December 31, 2014	$628,714

(9)	Senior Secured Credit Facility

We and our subsidiaries are parties to a $602.5 million senior secured credit facility (the “Credit Facility”) with General Electric Capital Corporation as agent, and the lenders named therein (the “Lenders”).

On May 21, 2014, we amended, extended and restated the Credit Facility by entering into the Fourth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, the other credit parties named therein, the lenders named therein, General Electric Capital Corporation, as administrative agent, Bank of America, N.A. as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent and Deutsche Bank Securities Inc. as joint lead arranger and joint bookrunner.

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2014, we were in compliance with our financial covenants under the Credit Facility. At December 31, 2014, the Company could borrow up to an additional $136.1 million and remain in compliance with the debt covenants under the Company’s credit facility.

At December 31, 2014, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at December 31, 2014 was approximately 2.5%. At February 20, 2015, we had $357.9 million of available borrowings under our Credit Facility, net of $7.2 million of outstanding letters of credit.

On February 5, 2015, we entered into an amendment of the Credit Facility which increased the total amount of revolving loan commitments under the Amended and Restated Credit Agreement from $402.5 million to $602.5 million.

(10)	Capital Lease Obligations

As of December 31, 2013, we had two capital lease obligations, expiring in 2022 and 2029, respectively. Future minimum capital lease payments, in the aggregate, existing at December 31, 2014 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2015	$333
2016	333
2017	333
2018	333
2019	333
Thereafter	1,297

Total minimum lease payments	2,962
Less: amount representing interest	(863)

Present value of minimum lease payments	$2,099

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes

Our income tax provision for the years ended December 31, 2014, 2013 and 2012, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2014:
U.S. Federal	$576	$30,753	$31,329
State	151	6,065	6,216

	$727	$36,818	$37,545

Year ended December 31, 2013:
U.S. Federal	$1,262	$16,306	$17,568
State	1,860	1,579	3,439

	$3,122	$17,885	$21,007

Year ended December 31, 2012:
U.S. Federal	$—	$13,187	$13,187
State	400	2,025	2,425

	$400	$15,212	$15,612

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2014	2013
Deferred tax assets:
Accounts receivable	$1,246	$1,388
Inventories	252	253
Net operating losses	11,978	10,802
AMT and general business tax credits	3,210	2,619
Sec 263A costs	1,491	1,243
Accrued liabilities	4,279	4,109
Deferred compensation	2,089	1,932
Accrued interest	606	580
Stock-based compensation	304	471
Goodwill and intangible assets	2,659	3,988
Other assets	91	37

	28,205	27,422
Deferred tax liabilities:
Property and equipment	(151,703)	(114,107)
Investments	(1,612)	(1,606)

	(153,315)	(115,713)

Net deferred tax liabilities	$(125,110)	$(88,291)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation between income taxes computed using the statutory federal income tax rate of 35% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2014	2013	2012
Computed tax at statutory rates	$32,439	$22,801	$15,557
Permanent items - other	1,069	716	741
Permanent items - excess of tax deductible goodwill	—	(4,673)	(2,130)
State income tax, net of federal tax effect	4,046	2,651	1,592
Increase in uncertain tax positions	(9)	(488)	(148)
Other	—	—	—

	$37,545	$21,007	$15,612

At December 31, 2014, we had available federal net operating loss carry forwards of approximately $61.0 million, which expire in varying amounts from 2029 through 2034. We also had federal alternative minimum tax credit carry forwards at December 31, 2014 of approximately $2.7 million which do not expire and $0.5 million general business credit carry forwards that expire in varying amounts from 2025 and 2029.

Management has concluded that it is more likely than not that the deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce the deferred tax assets as of December 31, 2014.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follow (in thousands):

	2014	2013
Gross unrecognized tax benefits at January 1	$5,943	$6,515
Increases in tax positions taken in prior years	42	11
Decreases in tax positions taken in prior years	—	(84)
Increases in tax positions taken in current year	—	—
Decreases for tax positions taken in current year	—	—
Settlements with taxing authorities	—	(285)
Lapse in statute of limitations	(23)	(214)

Gross unrecognized tax benefits at December 31	$5,962	$5,943

The gross amount of unrecognized tax benefits as of December 31, 2014 includes approximately $0.2 million of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.

Our U.S. federal tax returns for 2011 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2008 and subsequent years.

(12)	Commitments and Contingencies

Operating Leases

As of December 31, 2014, we lease certain real estate related to our branch facilities as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2029. Our real estate leases provide for varying terms, including customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses in addition to the stated rental payments. Rent expense on property leases and equipment leases under non-cancelable operating lease agreements for the years ended December 31, 2014, 2013 and 2012 amounted to approximately $13.0 million, $12.4 million and $12.8 million, respectively.

Future minimum operating lease payments existing at December 31, 2013 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2015	$13,719
2016	14,162
2017	11,823
2018	10,631
2019	10,307
Thereafter	73,361

$134,003

Legal Matters

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Letters of Credit

The Company had outstanding letters of credit issued under its Credit Facility totaling $6.5 million as of December 31, 2014 and 2013, respectively. The 2014 letter of credit expired in January 2015 and was renewed for $7.2 million for a one-year period expiring in January 2016.

(13)	Employee Benefit Plan

We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2014, 2013 and 2012, we contributed to the plan, net of employee forfeitures, $1.7 million, $1.7 million and $1.4 million, respectively.

(14)	Deferred Compensation Plans

In 2001, we assumed in a business combination nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2014, we had obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2014 calendar plan year was 3.25%. The aggregate deferred compensation payable at December 31, 2014 and December 31, 2013 was approximately $2.1 million and $2.0 million, respectively. Included in these amounts at December 31, 2014 and 2013 was accrued interest of $1.6 million and $1.5 million, respectively.

(15)	Related Party Transactions

John M. Engquist, our Chief Executive Officer, and his sister, Kristan Engquist Dunne, each have a 29.2% beneficial ownership interest in a joint venture, from which we previously leased our Baton Rouge, Louisiana branch facility during the year ended December 31, 2012. Four trusts in the names of the children of John M. Engquist and Kristan Engquist Dunne hold in equal amounts interests totaling 16.6% of such joint venture. The

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining 25% interest is beneficially owned by Mr. Engquist’s mother. We paid such entity a total of $0.2 million for the year ended December 31, 2012. The lease on the Baton Rouge facility expired on its terms effective December 31, 2012.

Mr. Engquist has a 50.0% ownership interest in T&J Partnership from which we lease our Shreveport, Louisiana facility. Mr. Engquist’s mother beneficially owns 50% of the entity. In 2014, 2013 and 2012, we paid T&J Partnership a total of approximately $0.2 million each year in lease payments.

During the years ended December 31, 2013 and 2012, we were party to aircraft charter arrangements with Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. Under those arrangements, we paid an hourly rate plus fuel and expenses to Gulf Wide Aviation as well as a management service fee to an unrelated third party for the use of the aircraft by various members of our management. In each of the years ended December 31, 2013 and 2012, our payments in respect of charter (and related) costs to Gulf Wide Aviation totaled approximately $0.2 million and $0.5 million, respectively. During the third quarter of 2013, the Company ceased operating under the Gulf Wide Aviation charter arrangement in accordance with the terms thereof and began using charter services from an unaffiliated third party.

Mr. Engquist has a 31.25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister have a 12.5% and 6.25% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2014, 2013 and 2012, our purchases totaled approximately $0.2 million, $0.2 million and $0.1 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.1 million, $0.2 million and $0.1 million, respectively.

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

We expensed approximately $0.2 million for the year ended December 31, 2012 related to the Consulting Agreement.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2014 and 2013 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Total revenues	$237,229	$280,378	$275,044	$297,761
Income from operations	24,591	37,942	39,993	41,218
Income before provision for income taxes	12,247	25,364	27,115	27,958
Net income	7,436	15,726	15,300	16,677
Basic net income per common share(1)	0.21	0.45	0.43	0.47
Diluted net income per common share(1)	0.21	0.45	0.43	0.47

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Total revenues	$212,388	$245,340	$270,449	$259,579
Income from operations	18,716	28,912	33,932	33,763
Income before provision for income taxes	6,951	16,028	20,976	21,192
Net income	4,777	10,809	13,953	14,601
Basic net income per common share(1)	0.14	0.31	0.40	0.42
Diluted net income per common share(1)	0.14	0.31	0.40	0.41

(1)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.

(17)	Segment Information

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Segment Revenues:
Equipment rentals	$404,110	$338,935	$288,641
New equipment sales	328,036	294,768	241,721
Used equipment sales	123,173	141,560	104,563
Parts sales	113,732	103,174	99,621
Services revenues	61,292	56,694	56,554

Total segmented revenues	1,030,343	935,131	791,100
Non-Segmented revenues	60,069	52,625	46,215

Total revenues	$1,090,412	$987,756	$837,315

Segment Gross Profit:
Equipment rentals	$196,139	$161,649	$135,623
New equipment sales	38,510	31,881	27,524
Used equipment sales	38,237	40,867	30,575
Parts sales	32,626	28,933	27,298
Services revenues	39,785	35,660	34,577

Total gross profit from segmented revenues	345,297	298,990	255,597
Non-Segmented gross profit	2,641	2,846	1,705

Total gross profit	$347,938	$301,836	$257,302

	December 31,
	2014	2013
Segment identified assets:
Equipment sales	$114,664	$95,392
Equipment rentals	889,706	688,710
Parts and service	19,324	16,248

Total segment identified assets	1,023,694	800,350
Non-Segmented identified assets	335,110	289,990

Total assets	$1,358,804	$1,090,340

The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2014, 2013 and 2012 were 0.3%, 1.2% and 2.1%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$15,861	$—	$—	$15,861
Receivables, net	137,197	27,138	—	164,335
Inventories, net	123,410	10,577	—	133,987
Prepaid expenses and other assets	9,027	119	—	9,146
Rental equipment, net	748,353	141,353	—	889,706
Property and equipment, net	98,279	11,629	—	109,908
Deferred financing costs, net	4,664	—	—	4,664
Investment in guarantor subsidiaries	216,540	—	(216,540)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,355,002	$220,342	$(216,540)	$1,358,804

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$259,919	$—	$—	$259,919
Accounts payable	50,661	2,680	—	53,341
Manufacturer flooring plans payable	93,600	—	—	93,600
Dividends payable	23	(23)	—	—
Accrued expenses payable and other liabilities	61,502	(954)	—	60,548
Senior unsecured notes	628,714	—	—	628,714
Capital leases payable	—	2,099	—	2,099
Deferred income taxes	125,110	—	—	125,110
Deferred compensation payable	2,106	—	—	2,106

Total liabilities	1,221,635	3,802	—	1,225,437
Stockholders’ equity	133,367	216,540	(216,540)	133,367

Total liabilities and stockholders’ equity	$1,355,002	$220,342	$(216,540)	$1,358,804

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$338,708	$65,402	$—	$404,110
New equipment sales	278,869	49,167	—	328,036
Used equipment sales	99,864	23,309	—	123,173
Parts sales	99,013	14,719	—	113,732
Services revenues	52,227	9,065	—	61,292
Other	49,510	10,559	—	60,069

Total revenues	918,191	172,221	—	1,090,412

Cost of revenues:
Rental depreciation	122,763	23,292	—	146,055
Rental expense	50,832	11,084	—	61,916
New equipment sales	245,423	44,103	—	289,526
Used equipment sales	68,739	16,197	—	84,936
Parts sales	70,769	10,337	—	81,106
Services revenues	18,231	3,276	—	21,507
Other	46,851	10,577	—	57,428

Total cost of revenues	623,608	118,866	—	742,474

Gross profit (loss):
Equipment rentals	165,113	31,026	—	196,139
New equipment sales	33,446	5,064	—	38,510
Used equipment sales	31,125	7,112	—	38,237
Parts sales	28,244	4,382	—	32,626
Services revenues	33,996	5,789	—	39,785
Other	2,659	(18)	—	2,641

Gross profit	294,583	53,355	—	347,938

Selling, general and administrative expenses	170,449	36,031	—	206,480
Equity in earnings of guarantor subsidiaries	5,711	—	(5,711)	—
Gain from sales of property and equipment, net	1,870	416	—	2,286

Income from operations	131,715	17,740	(5,711)	143,744
Other income (expense):
Interest expense	(40,147)	(12,206)	—	(52,353)
Other, net	1,116	177	—	1,293

Total other expense, net	(39,031)	(12,029)	—	(51,060)

Income before income taxes	92,684	5,711	(5,711)	92,684
Income tax expense	37,545	—	—	37,545

Net income	$55,139	$5,711	$(5,711)	$55,139

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$55,139	$5,711	$(5,711)	$55,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	18,025	2,434	—	20,459
Depreciation on rental equipment	122,763	23,292	—	146,055
Amortization of deferred financing costs	934	—	—	934
Accretion of note discount, net of premium amortization	168	—	—	168
Provision for losses on accounts receivable	2,428	431	—	2,859
Provision for inventory obsolescence	159	—	—	159
Provision for deferred income taxes	36,819	—	—	36,819
Stock-based compensation expense	2,598	—	—	2,598
Gain from sales of property and equipment, net	(1,870)	(416)	—	(2,286)
Gain from sales of rental equipment, net	(28,750)	(7,019)	—	(35,769)
Excess tax deficiency from stock-based awards	(24)	—	—	(24)
Equity in earnings of guarantor subsidiaries	(5,711)	—	5,711	—
Changes in operating assets and liabilities:
Receivables, net	(25,100)	(10,124)	—	(35,224)
Inventories, net	(61,693)	(5,030)	—	(66,723)
Prepaid expenses and other assets	(3,174)	52	—	(3,122)
Accounts payable	(10,126)	(4,312)	—	(14,438)
Manufacturer flooring plans payable	44,538	—	—	44,538
Accrued expenses payable and other liabilities	7,437	(1,327)	—	6,110
Deferred compensation payable	66	—	—	66

Net cash provided by operating activities	154,626	3,692	—	158,318

Cash flows from investing activities:
Purchases of property and equipment	(30,849)	(2,386)	—	(33,235)
Purchases of rental equipment	(299,387)	(69,104)	—	(368,491)
Proceeds from sales of property and equipment	2,241	1,416	—	3,657
Proceeds from sales of rental equipment	79,991	21,435	—	101,426
Investment in subsidiaries	(45,126)	—	45,126	—

Net cash used in investing activities	(293,130)	(48,639)	45,126	(296,643)

Cash flows from financing activities:
Purchases of treasury stock	(1,467)	—	—	(1,467)
Dividends paid	(18,325)	—	—	(18,325)
Borrowing on senior secured credit facility	1,235,630	—	—	1,235,630
Payments on senior secured credit facility	(1,078,171)	—	—	(1,078,171)
Payments of deferred financing cost	(909)	—	—	(909)
Payments on capital lease obligations	—	(179)	—	(179)
Capital contributions	—	45,126	(45,126)	—

Net cash provided by financing activities	136,758	44,947	(45,126)	136,579

Net decrease in cash	(1,746)	—	—	(1,746)
Cash, beginning of year	17,607	—	—	17,607

Cash, end of year	$15,861	$—	$—	$15,861

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$44,140	$2,497	$(2,497)	$44,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	14,871	2,084	—	16,955
Depreciation on rental equipment	100,627	21,321	—	121,948
Amortization of deferred financing costs	1,094	—	—	1,094
Accretion of note discount, net of premium amortization	231	—	—	231
Provision for losses on accounts receivable	2,568	626	—	3,194
Provision for inventory obsolescence	220	—	—	220
Provision for deferred income taxes	16,702	—	—	16,702
Stock-based compensation expense	2,618	—	—	2,618
Gain from sales of property and equipment, net	(2,220)	(329)	—	(2,549)
Gain from sales of rental equipment, net	(32,235)	(6,340)	—	(38,575)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	877	—	—	877
Equity in earnings of guarantor subsidiaries	(2,497)	—	2,497	—
Changes in operating assets and liabilities:
Receivables, net	8,252	(1,749)	—	6,503
Inventories, net	(62,300)	(5,454)	—	(67,754)
Prepaid expenses and other assets	(744)	(71)	—	(815)
Accounts payable	26,000	5,659	—	31,659
Manufacturer flooring plans payable	(1,327)	(450)	—	(1,777)
Accrued expenses payable and other liabilities	3,916	—	—	3,916
Deferred compensation payable	65	—	—	65

Net cash provided by operating activities	120,858	17,794	—	138,652

Cash flows from investing activities:
Purchases of property and equipment	(26,576)	(2,903)	—	(29,479)
Purchases of rental equipment	(229,952)	(37,513)	—	(267,465)
Proceeds from sales of property and equipment	2,363	396	—	2,759
Proceeds from sales of rental equipment	95,378	19,217	—	114,595
Investment in subsidiaries	(3,201)	—	3,201	—

Net cash used in investing activities	(161,988)	(20,803)	3,201	(179,590)

Cash flows from financing activities:
Excess tax benefit from stock-based awards	307	—	—	307
Purchases of treasury stock	(890)	—	—	(890)
Dividends paid	(832)	(23)	—	(855)
Proceeds from issuance of senior unsecured notes	107,250	—	—	107,250
Borrowing on senior secured credit facility	1,058,990	—	—	1,058,990
Payments on senior secured credit facility	(1,114,249)	—	—	(1,114,249)
Payments of deferred financing cost	(733)	—	—	(733)
Payments on capital lease obligations	—	(169)	—	(169)
Capital contributions	—	3,201	(3,201)	—

Net cash provided by financing activities	49,843	3,009	(3,201)	49,651

Net increase in cash	8,713	—	—	8,713
Cash, beginning of year	8,894	—	—	8,894

Cash, end of year	$17,607	$—	$—	$17,607

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2014, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 26, 2015

/s/ John M. Engquist
John M. Engquist
Chief Executive Officer

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

We have audited H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). H&E Equipment Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, H&E Equipment Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas
February 26, 2015

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2014.

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

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2)	Financial Statement Schedule for the years ended December 31, 2014, 2013 and 2012:

Schedule II—Valuation and Qualifying Accounts	95

All other schedules are omitted because they are not applicable or not required, or the information appears in the Company’s consolidated financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index on pages 97-100.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries (Deductions)	Balance at End of Year

Year Ended December 31, 2014
Allowance for doubtful accounts receivable	$3,651	$2,859	$(3,222)	$3,288
Allowance for inventory obsolescence	647	159	(159)	647

	$4,298	$3,018	$(3,381)	$3,935

Year Ended December 31, 2013
Allowance for doubtful accounts receivable	$4,593	$3,194	$(4,136)	$3,651
Allowance for inventory obsolescence	618	220	(191)	647

	$5,211	$3,414	$(4,327)	$4,298

Year Ended December 31, 2012
Allowance for doubtful accounts receivable	$5,581	$3,480	$(4,468)	$4,593
Allowance for inventory obsolescence	861	126	(369)	618

	$6,442	$3,606	$(4,837)	$5,211

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2015.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ John M. Engquist
John M. Engquist
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ John M. Engquist John M. Engquist	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

By:	/s/ Leslie S. Magee Leslie S. Magee	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015

By:	/s/ Gary W. Bagley Gary W. Bagley	Chairman and Director	February 26, 2015

By:	/s/ Paul N. Arnold Paul N. Arnold	Director	February 26, 2015

By:	/s/ Bruce C. Bruckmann Bruce C. Bruckmann	Director	February 26, 2015

By:	/s/ Patrick L. Edsell Patrick L. Edsell	Director	February 26, 2015

By:	/s/ Thomas J. Galligan III Thomas J. Galligan III	Director	February 26, 2015

By:	/s/ Lawrence C. Karlson Lawrence C. Karlson	Director	February 26, 2015

By:	/s/ John T. Sawyer John T. Sawyer	Director	February 26, 2015

Exhibit Index

2.1	Agreement and Plan of Merger, dated February 2, 2006, among the Company, H&E LLC and Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 3, 2006).

2.2	Agreement and Plan of Merger, dated as of May 15, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on May 17, 2007.

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 31, 2007, by and among H&E Equipment Services, Inc., HE-JWB Acquisition, Inc., J.W. Burress, Incorporated, the Burress Shareholders (as defined therein), and Richard S. Dudley, as Burress Shareholders Representative (as defined therein) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed on September 4, 2007).

2.4	Acquisition Agreement, dated as of January 4, 2005, among H&E Equipment Services, L.L.C., Eagle Merger Corp., Eagle High Reach Equipment, LLC, Eagle High Reach Equipment, Inc., SBN Eagle LLC, SummitBridge National Investments, LLC and the shareholders of Eagle High Reach Equipment, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K of H&E Equipment Services L.L.C. (File Nos. 333-99587 and 333-99589), filed January 5, 2006).

3.1	Amended and Restated Certificate of Incorporation of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).

3.2	Amended and Restated Bylaws of H&E Equipment Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed June 5, 2007).

3.3	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.4	Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.5	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.6	Certificate of Incorporation of H&E Finance Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.7	Certificate of Incorporation of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.8	Articles of Incorporation of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.9	Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

3.10	Bylaws of H&E Finance Corp. (incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

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

10.1	Fourth Amended and Restated Credit Agreement, dated May 21, 2014, by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC, General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent, Deutsche Bank Securities Inc. as joint lead arranger and joint bookrunner, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed May 23, 2014).

10.2	Amendment No. 1, dated February 5, 2015 to the Fourth Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC, General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent, Deutsche Bank Securities Inc. as joint lead arranger and joint bookrunner, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K of the H&E Equipment Services, Inc. (File No. 000-51759), filed February 9, 2015).

10.3	Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).†

10.4	Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).

10.5	Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.6	H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 28, 2006).†

10.7	Amendment No. 1 to the H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 3, 2011). †

10.8	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).†

10.9	Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 3, 2011). †

18.1	BDO Seidman, LLP Preferability Letter. (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement