Form 10-Q
period 2015-03-31
H&E Equipment Services, Inc.
filed 2015-04-30
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

As of April 24, 2015, there were 35,259,408 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

MARCH 31, 2015

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;

•	the pace of economic recovery in areas affecting our business (although we have experienced an upturn in our business activities from the most recent economic downturn and related decreases in construction and industrial activities, there is no certainty this trend will continue; if the pace of the recovery slows or construction and industrial activities decline, our revenues and operating results may be severely affected);

•	the impact of conditions in the global credit markets and their effect on construction spending and the economy in general;

•	relationships with equipment suppliers;

•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;

•	our indebtedness;

•	risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	competitive pressures;

•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$4,552	$15,861
Receivables, net of allowance for doubtful accounts of $3,180 and $3,288, respectively	131,884	164,335
Inventories, net of reserves for obsolescence of $668 and $647, respectively	162,471	133,987
Prepaid expenses and other assets	11,584	9,146
Rental equipment, net of accumulated depreciation of $369,420 and $351,841, respectively	888,205	889,706
Property and equipment, net of accumulated depreciation and amortization of $92,809 and $88,376, respectively	110,666	109,908
Deferred financing costs, net of accumulated amortization of $11,359 and $11,111, respectively	5,140	4,664
Goodwill	31,197	31,197

Total assets	$1,345,699	$1,358,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$262,847	$259,919
Accounts payable	72,866	53,341
Manufacturer flooring plans payable	74,294	93,600
Accrued expenses payable and other liabilities	41,967	60,548
Senior unsecured notes (net of unaccreted discount of $1,244 and $1,286, respectively)	628,756	628,714
Capital leases payable	2,052	2,099
Deferred income taxes	129,135	125,110
Deferred compensation payable	2,123	2,106

Total liabilities	1,214,040	1,225,437

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,129,190 and 39,100,021 shares issued at March 31, 2015 and December 31, 2014, respectively, and 35,259,408 and 35,232,032 shares outstanding at March 31, 2015 and December 31, 2014, respectively	390	390
Additional paid-in capital	219,370	218,349
Treasury stock at cost, 3,869,782 and 3,867,989 shares of common stock held at March 31, 2015 and December 31, 2014, respectively	(59,935)	(59,935)
Retained deficit	(28,166)	(25,437)

Total stockholders’ equity	131,659	133,367

Total liabilities and stockholders’ equity	$1,345,699	$1,358,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Equipment rentals	$101,389	$86,224
New equipment sales	44,537	69,547
Used equipment sales	25,070	29,345
Parts sales	27,085	25,802
Services revenues	14,956	13,648
Other	14,373	12,663

Total revenues	227,410	237,229

Cost of revenues:
Rental depreciation	39,944	32,998
Rental expense	15,611	14,224
New equipment sales	39,319	61,734
Used equipment sales	16,886	20,418
Parts sales	19,519	18,282
Services revenues	5,277	4,741
Other	14,514	12,048

Total cost of revenues	151,070	164,445

Gross profit	76,340	72,784

Selling, general and administrative expenses	53,466	48,856
Gain on sales of property and equipment, net	458	663

Income from operations	23,332	24,591

Other income (expense):
Interest expense	(13,445)	(12,650)
Other, net	354	306

Total other expense, net	(13,091)	(12,344)

Income before provision for income taxes	10,241	12,247
Provision for income taxes	4,155	4,811

Net income	$6,086	$7,436

Net income per common share:
Basic	$0.17	$0.21

Diluted	$0.17	$0.21

Weighted average common shares outstanding:
Basic	35,227	35,108

Diluted	35,286	35,218

Dividends declared per common share	$0.25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,086	$7,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,624	4,780
Depreciation of rental equipment	39,944	32,998
Amortization of deferred financing costs	249	268
Accretion of note discount, net of premium amortization	42	42
Provision for losses on accounts receivable	638	734
Provision for inventory obsolescence	29	63
Provision for deferred income taxes	4,025	3,939
Stock-based compensation expense	1,021	808
Gain from sales of property and equipment, net	(458)	(663)
Gain from sales of rental equipment, net	(7,927)	(8,357)
Changes in operating assets and liabilities:
Receivables	31,813	(6,022)
Inventories	(59,745)	(82,514)
Prepaid expenses and other assets	(2,438)	(4,017)
Accounts payable	19,525	44,727
Manufacturer flooring plans payable	(19,306)	7,251
Accrued expenses payable and other liabilities	(18,581)	(15,356)
Deferred compensation payable	17	16

Net cash provided by (used in) operating activities	558	(13,867)

Cash flows from investing activities:
Purchases of property and equipment	(6,462)	(6,059)
Purchases of rental equipment	(19,930)	(39,663)
Proceeds from sales of property and equipment	538	682
Proceeds from sales of rental equipment	20,646	24,802

Net cash used in investing activities	(5,208)	(20,238)

Cash flows from financing activities:
Borrowings on senior secured credit facility	264,490	266,183
Payments on senior secured credit facility	(261,562)	(244,676)
Payments of deferred financing costs	(725)	—
Dividends paid	(8,815)	—
Payments of capital lease obligations	(47)	(44)

Net cash provided by (used in) financing activities	(6,659)	21,463

Net decrease in cash	(11,309)	(12,642)
Cash, beginning of period	15,861	17,607

Cash, end of period	$4,552	$4,965

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$31,232	$25,307

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,171	$23,339

Income taxes paid, net of refunds received	$(105)	$206

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2014, from which the consolidated balance sheet amounts as of December 31, 2014 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. During the three month period ended March 31, 2015, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) which amended the FASB’s guidance for reporting discontinued operations and disposals of components of an entity under Accounting Standards Codification Subtopic 250-20. The guidance as amended by ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation by requiring that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale be reported as such. The amendments also expand the disclosure requirements regarding the assets, liabilities, revenues and expenses of discontinued operations and add new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. The amendments became effective for us on January 1, 2015. The implementation of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. This guidance will be effective for the Company for our 2017 fiscal year. However, on April 1, 2015, the FASB proposed a one-year deferral of the effective date, while still allowing companies to adopt the ASU on the original effective date. The one-year deferral is subject to the FASB’s due process requirement, which includes a period for public comments. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and have not yet determined the method by which we will adopt ASU 2014-09.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This ASU further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810). The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this update simplify the codification and reduce the number of consolidation models and place more emphasis on the risk of loss when determining controlling financial interests. Early adoption is permitted, but not required. The objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financial statements. The adoption of this standard is not expected to impact our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB also issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The FASB decided to add guidance to Subtopic 350-40, Intangibles – Goodwill and Other – Internal Use Software, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2015 and December 31, 2014 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	March 31, 2015
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$74,294	$65,573
Senior unsecured notes with interest computed at 7.0% (Level 1)	628,756	647,619
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,052	1,445
Letter of credit (Level 3)	—	145

	December 31, 2014
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.00% (Level 3)	$93,600	$82,021
Senior unsecured notes with interest computed at 7.0% (Level 1)	628,714	648,113
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,099	1,495
Letter of credit (Level 3)	—	130

During 2015 and 2014, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2015 (amounts in thousands, except share data):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at December 31, 2014	39,100,021	$390	$218,349	$(59,935)	$(25,437)	$133,367
Stock-based compensation	—	—	1,021	—	—	1,021
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(8,815)	(8,815)
Issuance of common stock	29,169	—	—	—	—	—
Net income	—	—	—	—	6,086	6,086

Balances at March 31, 2015	39,129,190	$390	$219,370	$(59,935)	$(28,166)	$131,659

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,508,830 shares as of March 31, 2015.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2014	148,398	$27.11
Granted	29,169	$19.20
Vested	(29,169)	$19.20
Forfeited	(1,793)	$25.26

Non-vested stock at March 31, 2015	146,605	$27.13

As of March 31, 2015, we had unrecognized compensation expense of approximately $2.6 million related to non-vested stock that we expect to be recognized over a weighted-average period of 2.0 years. The following table summarizes compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Compensation expense	$1,021	$808

Stock Options

At March 31, 2015, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2014	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at March 31, 2015	51,000	$17.80	1.2

Options exercisable at March 31, 2015	51,000	$17.80	1.2

The aggregate intrinsic value of our outstanding and exercisable options at March 31, 2015 was approximately $0.4 million.

(6) Income per Share

Income per common share for the three months ended March 31, 2015 and 2014 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the period was only 0.4% of total outstanding shares and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the three months ended March 31, 2015.

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2015 and 2014 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Basic net income per share:
Net income	$6,086	$7,436
Weighted average number of common shares outstanding	35,227	35,108
Net income per common share — basic	$0.17	$0.21
Diluted net income per share:
Net income	$6,086	$7,436
Weighted average number of common shares outstanding	35,227	35,108
Effect of dilutive securities:
Effect of dilutive stock options	19	23
Effect of dilutive non-vested stock	40	87

Weighted average number of common shares outstanding – diluted	35,286	35,218
Net income per common share — diluted	$0.17	$0.21
Common shares excluded from the denominator as anti-dilutive:
Stock options	—	—
Non-vested restricted stock	3	—

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

On February 5, 2015, we entered into an amendment of the Credit Facility which, among other things, increased the total amount of revolving loan commitments under the Amended and Restated Credit Agreement from $402.5 million to $602.5 million.

As of March 31, 2015, we were in compliance with our financial covenants under the Credit Facility. At March 31, 2015, the Company could borrow up to an additional $332.4 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At March 31, 2015, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at March 31, 2015 was approximately 2.7%. At April 24, 2015, we had $331.4 million of available borrowings under our Credit Facility, net of $7.2 million of outstanding letters of credit.

(8) Senior Unsecured Notes

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2013	$628,546
Accretion of discount through December 31, 2014	1,055
Amortization of note premium through December 31, 2014	(887)

Balance at December 31, 2014	$628,714
Accretion of discount through March 31, 2015	264
Amortization of note premium through March 31, 2015	(222)

Balance at March 31, 2015	$628,756

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended
	March 31,
	2015	2014
Segment Revenues:
Equipment rentals	$101,389	$86,224
New equipment sales	44,537	69,547
Used equipment sales	25,070	29,345
Parts sales	27,085	25,802
Services revenues	14,956	13,648

Total segmented revenues	213,037	224,566
Non-segmented revenues	14,373	12,663

Total revenues	$227,410	$237,229

Segment Gross Profit:
Equipment rentals	$45,834	$39,002
New equipment sales	5,218	7,813
Used equipment sales	8,184	8,927
Parts sales	7,566	7,520
Services revenues	9,679	8,907

Total segmented gross profit	76,481	72,169
Non-segmented gross profit (loss)	(141)	615

Total gross profit	$76,340	$72,784

	Balances at
	March 31,	December 31,
	2015	2014
Segment identified assets:
Equipment sales	$141,010	$114,664
Equipment rentals	888,205	889,706
Parts and services	21,461	19,324

Total segment identified assets	1,050,676	1,023,694
Non-segment identified assets	295,023	335,110

Total assets	$1,345,699	$1,358,804

The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2015 and 2014 were approximately 0.8% and 1.6% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$4,552	$—	$—	$4,552
Receivables, net	110,944	20,940	—	131,884
Inventories, net	145,195	17,276	—	162,471
Prepaid expenses and other assets	11,392	192	—	11,584
Rental equipment, net	744,497	143,708	—	888,205
Property and equipment, net	98,635	12,031	—	110,666
Deferred financing costs, net	5,140	—	—	5,140
Investment in guarantor subsidiaries	214,967	—	(214,967)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,336,993	$223,673	$(214,967)	$1,345,699

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$262,847	$—	$—	$262,847
Accounts payable	65,447	7,419	—	72,866
Manufacturer flooring plans payable	74,294	—	—	74,294
Accrued expenses payable and other liabilities	42,708	(741)	—	41,967
Dividends payable	24	(24)	—	—
Senior unsecured notes	628,756	—	—	628,756
Capital lease payable	—	2,052	—	2,052
Deferred income taxes	129,135	—	—	129,135
Deferred compensation payable	2,123	—	—	2,123

Total liabilities	1,205,334	8,706	—	1,214,040
Stockholders’ equity( (de	131,659	214,967	(214,967)	131,659

Total liabilities and stockholders’ equity	$1,336,993	$223,673	$(214,967)	$1,345,699

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$15,861	$—	$—	$15,861
Receivables, net	137,197	27,138	—	164,335
Inventories, net	123,410	10,577	—	133,987
Prepaid expenses and other assets	9,027	119	—	9,146
Rental equipment, net	748,353	141,353	—	889,706
Property and equipment, net	98,279	11,629	—	109,908
Deferred financing costs, net	4,664	—	—	4,664
Investment in guarantor subsidiaries	216,540	—	(216,540)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,355,002	$220,342	$(216,540)	$1,358,804

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$259,919	$—	$—	$259,919
Accounts payable	50,661	2,680	—	53,341
Manufacturer flooring plans payable	93,600	—	—	93,600
Dividends payable	23	(23)	—	—
Accrued expenses payable and other liabilities	61,502	(954)	—	60,548
Senior unsecured notes	628,714	—	—	628,714
Capital leases payable	—	2,099	—	2,099
Deferred income taxes	125,110	—	—	125,110
Deferred compensation payable	2,106	—	—	2,106

Total liabilities	1,221,635	3,802	—	1,225,437
Stockholders’ equity	133,367	216,540	(216,540)	133,367

Total liabilities and stockholders’ equity	$1,355,002	$220,342	$(216,540)	$1,358,804

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$84,912	$16,477	$—	$101,389
New equipment sales	37,782	6,755	—	44,537
Used equipment sales	20,040	5,030	—	25,070
Parts sales	23,783	3,302	—	27,085
Services revenues	12,855	2,101	—	14,956
Other	11,753	2,620	—	14,373

Total revenues	191,125	36,285	—	227,410

Cost of revenues:
Rental depreciation	33,500	6,444	—	39,944
Rental expense	12,860	2,751	—	15,611
New equipment sales	33,318	6,001	—	39,319
Used equipment sales	13,782	3,104	—	16,886
Parts sales	17,191	2,328	—	19,519
Services revenues	4,576	701	—	5,277
Other	11,706	2,808	—	14,514

Total cost of revenues	126,933	24,137	—	151,070

Gross profit (loss):
Equipment rentals	38,552	7,282	—	45,834
New equipment sales	4,464	754	—	5,218
Used equipment sales	6,258	1,926	—	8,184
Parts sales	6,592	974	—	7,566
Services revenues	8,279	1,400	—	9,679
Other	47	(188)	—	(141)

Gross profit	64,192	12,148	—	76,340

Selling, general and administrative expenses	45,806	7,660	—	53,466
Equity in earnings of guarantor subsidiaries	1,377	—	(1,377)	—
Gain on sales of property and equipment, net	214	244	—	458

Income from operations	19,977	4,732	(1,377)	23,332

Other income (expense):
Interest expense	(10,039)	(3,406)	—	(13,445)
Other, net	303	51	—	354

Total other expense, net	(9,736)	(3,355)	—	(13,091)

Income before income taxes	10,241	1,377	(1,377)	10,241
Income tax expense	4,155	—	—	4,155

Net income	$6,086	$1,377	$(1,377)	$6,086

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$73,445	$12,779	$—	$86,224
New equipment sales	61,050	8,497	—	69,547
Used equipment sales	21,574	7,771	—	29,345
Parts sales	22,399	3,403	—	25,802
Services revenues	11,572	2,076	—	13,648
Other	10,536	2,127	—	12,663

Total revenues	200,576	36,653	—	237,229

Cost of revenues:
Rental depreciation	27,785	5,213	—	32,998
Rental expense	11,938	2,286	—	14,224
New equipment sales	54,126	7,608	—	61,734
Used equipment sales	14,489	5,929	—	20,418
Parts sales	15,912	2,370	—	18,282
Services revenues	3,976	765	—	4,741
Other	9,854	2,194	—	12,048

Total cost of revenues	138,080	26,365	—	164,445

Gross profit (loss):
Equipment rentals	33,722	5,280	—	39,002
New equipment sales	6,924	889	—	7,813
Used equipment sales	7,085	1,842	—	8,927
Parts sales	6,487	1,033	—	7,520
Services revenues	7,596	1,311	—	8,907
Other	682	(67)	—	615

Gross profit	62,496	10,288	—	72,784

Selling, general and administrative expenses	41,275	7,581	—	48,856
Equity in earnings of guarantor subsidiaries	199	—	(199)	—
Gain on sales of property and equipment, net	513	150	—	663

Income from operations	21,933	2,857	(199)	24,591

Other income (expense):
Interest expense	(9,951)	(2,699)	—	(12,650)
Other, net	265	41	—	306

Total other expense, net	(9,686)	(2,658)	—	(12,344)

Income before income taxes	12,247	199	(199)	12,247
Income tax expense	4,811	—	—	4,811

Net income	$7,436	$199	$(199)	$7,436

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$6,086	$1,377	$(1,377)	$6,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	4,921	703	—	5,624
Depreciation of rental equipment	33,500	6,444	—	39,944
Amortization of deferred financing costs	249	—	—	249
Accretion of note discount, net of premium amortization	42	—	—	42
Provision for losses on accounts receivable	587	51	—	638
Provision for inventory obsolescence	29	—	—	29
Provision for deferred income taxes	4,025	—	—	4,025
Stock-based compensation expense	1,021	—	—	1,021
Gain on sales of property and equipment, net	(214)	(244)	—	(458)
Gain on sales of rental equipment, net	(6,011)	(1,916)	—	(7,927)
Equity in earnings of guarantor subsidiaries	(1,377)	—	1,377	—
Changes in operating assets and liabilities:
Receivables	25,666	6,147	—	31,813
Inventories	(50,191)	(9,554)	—	(59,745)
Prepaid expenses and other assets	(2,365)	(73)	—	(2,438)
Accounts payable	14,786	4,739	—	19,525
Manufacturer flooring plans payable	(19,306)	—	—	(19,306)
Accrued expenses payable and other liabilities	(18,794)	213	—	(18,581)
Deferred compensation payable	17	—	—	17

Net cash provided by (used in) operating activities	(7,329)	7,887	—	558

Cash flows from investing activities:
Purchases of property and equipment	(5,357)	(1,105)	—	(6,462)
Purchases of rental equipment	(11,027)	(8,903)	—	(19,930)
Proceeds from sales of property and equipment	294	244	—	538
Proceeds from sales of rental equipment	15,771	4,875	—	20,646
Investment in subsidiaries	2,950	—	(2,950)	—

Net cash provided by (used in) investing activities .	2,631	(4,889)	(2,950)	(5,208)

Cash flows from financing activities:
Borrowings on senior secured credit facility	264,490	—	—	264,490
Payments on senior secured credit facility	(261,562)	—	—	(261,562)
Dividends paid	(8,814)	(1)	—	(8,815)
Payments of deferred financing costs	(725)	—	—	(725)
Payments on capital lease obligations	—	(47)	—	(47)
Capital contributions	—	(2,950)	2,950	—

Net cash used in financing activities	(6,611)	(2,998)	2,950	(6,659)

Net decrease in cash	(11,309)	—	—	(11,309)
Cash, beginning of period	15,861	—	—	15,861

Cash, end of period	$4,552	$—	$—	$4,552

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$7,436	$199	$(199)	$7,436
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization on property and equipment	4,193	587	—	4,780
Depreciation of rental equipment	27,785	5,213	—	32,998
Amortization of deferred financing costs	268	—	—	268
Accretion of note discount, net of premium amortization	42	—	—	42
Provision for losses on accounts receivable	627	107	—	734
Provision for inventory obsolescence	63	—	—	63
Provision for deferred income taxes	3,939	—	—	3,939
Stock-based compensation expense	808	—	—	808
Gain on sales of property and equipment, net	(513)	(150)	—	(663)
Gain on sales of rental equipment, net	(6,547)	(1,810)	—	(8,357)
Equity in earnings of guarantor subsidiaries	(199)	—	199	—
Changes in operating assets and liabilities:
Receivables	(6,844)	822	—	(6,022)
Inventories	(75,278)	(7,236)	—	(82,514)
Prepaid expenses and other assets	(3,967)	(50)	—	(4,017)
Accounts payable	44,836	(109)	—	44,727
Manufacturer flooring plans payable	7,295	(44)	—	7,251
Accrued expenses payable and other liabilities	(15,221)	(135)	—	(15,356)
Deferred compensation payable	16	—	—	16

Net cash used in operating activities	(11,261)	(2,606)	—	(13,867)

Cash flows from investing activities:
Purchases of property and equipment	(5,457)	(602)	—	(6,059)
Purchases of rental equipment	(36,595)	(3,068)	—	(39,663)
Proceeds from sales of property and equipment	532	150	—	682
Proceeds from sales of rental equipment	18,151	6,651	—	24,802
Investment in subsidiaries	504	—	(504)	—

Net cash provided by (used in) investing activities .	(22,865)	3,131	(504)	(20,238)

Cash flows from financing activities:
Borrowings on senior secured credit facility	266,183	—	—	266,183
Payments on senior secured credit facility	(244,676)	—	—	(244,676)
Dividends paid	(23)	23	—	—
Payments on capital lease obligations	—	(44)	—	(44)
Capital contributions	—	(504)	504	—

Net cash provided by (used in) financing activities	21,484	(525)	504	21,463

Net decrease in cash	(12,642)	—	—	(12,642)
Cash, beginning of period	17,607	—	—	17,607

Cash, end of period	$4,965	$—	$—	$4,965

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2015, and its results of operations for the three month period ended March 31, 2015, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of April 24, 2015, we operated 70 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Prior to our initial public offering in February 2006, our business was conducted through H&E LLC. In connection with our initial public offering, we converted H&E LLC into H&E Equipment Services, Inc. In order to have an operating Delaware corporation as the issuer for our initial public offering, H&E Equipment Services, Inc. was formed as a Delaware corporation and wholly-owned subsidiary of H&E Holdings L.L.C. (“H&E Holdings”), and immediately prior to the closing of our initial public offering, on February 3, 2006, H&E LLC and H&E Holdings merged with and into H&E Equipment Services, Inc., which survived the reincorporation merger as the operating company. Effective February 3, 2006, H&E LLC and H&E Holdings no longer existed under operation of law pursuant to the reincorporation merger.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the quarter ended March 31, 2015. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three month period ended March 31, 2015, approximately 44.6% of our total revenues were attributable to equipment rentals, 19.6% of our total revenues were attributable to new equipment sales, 11.0% were attributable to used equipment sales, 11.9% were attributable to parts sales, 6.6% were attributable to our services revenues and 6.3% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three month period ended March 31, 2015, our total cost of revenues was approximately $151.1 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three month period ended March 31, 2015, our selling, general and administrative expenses were $53.5 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving senior secured credit facility (the “Credit Facility”), senior unsecured notes due 2022 and our capital lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs is also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2015 was $888.2 million, or approximately 66.0% of our total assets. Our rental fleet as of March 31, 2015 consisted of 26,256 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.3 billion. As of March 31, 2015, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	17,554	66.9%	$780.1	62.0%	36.9
Cranes	441	1.7%	147.0	11.7%	36.9
Earthmoving	2,552	9.7%	237.7	18.9%	20.7
Industrial Lift Trucks	814	3.1%	30.8	2.4%	28.0
Other	4,895	18.6%	63.0	5.0%	23.4

Total	26,256	100.0%	$1,258.6	100.0%	32.5

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

The original acquisition cost of our gross rental fleet increased by approximately $15.5 million, or 1.2%, for the three months ended March 31, 2015. The average age of our rental fleet equipment increased by approximately 0.8 months to 32.5 months at March 31, 2015 from 31.7 months at December 31, 2014.

Our average rental rates for the three months ended March 31, 2015 were 3.0% higher than in the three months ended March 31, 2014, but 0.7% lower than in the previous three month period ended December 31, 2014 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the three months ended March 31, 2015 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2014.

•	Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve and other factors. Downturns in the general economy or in the construction and manufacturing industries, as well as adverse credit market conditions, can cause demand for our products to materially decrease.

•	Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures and by the availability of credit to those customers.

•	Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. Adverse weather also has a seasonal impact in parts of our Intermountain region, particularly in the winter months.

•	Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. The recent decline and volatility in oil and natural gas prices, and uncertainty regarding future price levels, may cause our customers in those markets to adjust their activity and spending levels.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 31 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2015 and 2014. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues.

	Three Months Ended March 31,		Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	2015	2014
	(in thousands, except percentages)
Segment revenues:
Equipment rentals	$101,389	$86,224	$15,165	17.6%
New equipment sales	44,537	69,547	(25,010)	(36.0)%
Used equipment sales	25,070	29,345	(4,275)	(14.6)%
Parts sales	27,085	25,802	1,283	5.0%
Services revenues	14,956	13,648	1,308	9.6%
Non-Segmented other revenues	14,373	12,663	1,710	13.5%

Total revenues	$227,410	$237,229	$(9,819)	(4.1)%

Total Revenues. Our total revenues were $227.4 million for the three month period ended March 31, 2015 compared to $237.2 million for the three month period ended March 31, 2014, a decrease of $9.8 million, or 4.1%. Revenues for our five reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended March 31, 2015 increased $15.2 million, or 17.6%, to $101.4 million from $86.2 million in the three month period ended March 31, 2014. Rental revenues from aerial work platforms increased $8.3 million, while rental revenues from earthmoving equipment increased $4.6 million. Other equipment rental revenues increased $1.9 million. Rental revenues from cranes increased $0.6 million, while rental revenues from lift trucks decreased $0.2 million. Our average rental rates for the three month period ended March 31, 2015 increased 3.0% compared to the same three month period last year, but decreased 0.7% from the three month period ended December 31, 2014.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2015 was 32.3% compared to 34.1% in the three month period ended March 31, 2014, a decrease of 1.8%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization, which was partially offset by a 3.0% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 67.5% for the three month period ended March 31, 2015 compared to 69.2% in the three month period ended March 31, 2014, a decrease of 1.7%. Rental equipment time utilization based on the number of rental equipment units available for rent was 64.2% for the three month period ended March 31, 2015, compared to 64.5% in the same period last year, a decrease of 0.3%. The decrease in equipment rental time utilization based on original equipment cost and based on the number of units available for rent is largely reflective of extreme weather conditions in many of our regions combined with decreased rental activity among the Company’s customers operating in the oil and gas markets.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2015 decreased $25.0 million, or 36.0%, to $44.5 million from $69.5 million for the three month period ended March 31, 2014. Sales of new cranes decreased $24.1 million and sales of new earthmoving equipment decreased $2.1 million. Sales of new aerial work platform equipment decreased $0.6 million and sales of new lift trucks decreased $0.2 million. New other equipment sales increased $2.0 million. The overall decrease in new equipment sales revenues is due primarily to decreased demand for new cranes within the Company’s oil and gas markets.

Used Equipment Sales Revenues. Our used equipment sales decreased $4.3 million, or 14.6%, to $25.1 million for the three month period ended March 31, 2015, from $29.3 million for the same three month period in 2014. Sales of used aerial work platform equipment decreased $3.0 million and sales of used cranes decreased $1.5 million, while sales of used earthmoving equipment decreased $0.5 million. Used other equipment sales and used lift truck sales increased $0.6 million and $0.2 million, respectively. The decrease in used equipment sales is largely due to the Company having a younger fleet compared to last year, resulting in less equipment being at an age at which it is typically sold in the normal fleet life cycle.

Parts Sales Revenues. Our parts sales increased $1.3 million, or 5.0%, to $27.1 million for the three month period ended March 31, 2015 from $25.8 million for the same three month period in 2014. The increase in parts revenues was due to higher demand for parts compared to last year.

Services Revenues. Our services revenues for the three month period ended March 31, 2015 increased $1.3 million, or 9.6%, to approximately $15.0 million from approximately $13.6 million for the same three month period last year. The increase in service revenues was primarily due to an increase in demand for services.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended March 31, 2015, our other revenues were $14.4 million, an increase of $1.7 million, or 13.5%, from $12.7 million in the same three month period in 2014. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with our increased equipment rental activity.

Gross Profit (Loss).

	Three Months Ended March 31,		Total Dollar Change Increase (Decrease)	Total Percentage Change Increase (Decrease)
	2015	2014
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$45,834	$39,002	$6,832	17.5%
New equipment sales	5,218	7,813	(2,595)	(33.2)%
Used equipment sales	8,184	8,927	(743)	(8.3)%
Parts sales	7,566	7,520	46	0.6%
Services revenues	9,679	8,907	772	8.7%
Non-Segmented other revenues	(141)	615	(756)	(122.9)%

Total gross profit	$76,340	$72,784	$3,556	4.9%

Total Gross Profit. Our total gross profit was $76.3 million for the three month period ended March 31, 2015 compared to approximately $72.8 million for the same three month period in 2014, an increase of approximately $3.6 million, or 4.9%. Total gross profit margin for the three month period ended March 31, 2015 was 33.6%, an increase of 2.9% from the 30.7% gross profit margin for the same three month period in 2014. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended March 31, 2015 increased $6.8 million, or 17.5%, to $45.8 million from $39.0 million in the same three month period in 2014. The increase in equipment rentals gross profit was the result of a $15.2 million increase in rental revenues for the three month period ended March 31, 2015, which was partially offset by a $1.4 million increase in rental expenses and a $6.9 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2015 compared to 2014. Gross profit margin on equipment rentals for the three month period ended March 31, 2015 was approximately 45.2% compared to 45.2% for the same period in 2014. As a percentage of equipment rental revenues, rental expenses were 15.4% for the three month period ended March 31, 2015 compared to 16.5% for the same period last year. This percentage decrease was primarily attributable to the increase in comparative rental revenues. However, depreciation expense was 39.5% of equipment rental revenues for the three month period ended March 31, 2015 compared to 38.3% for the same period in 2014. The percentage increase in rental depreciation expense as a percentage of rental revenues was due to a larger fleet size and a newer fleet compared to last year. Our fleet size as measured by original equipment cost increased $234.5 million, or approximately 22.9%, from March 31, 2014 to March 31, 2015 and the average age of our rental fleet has decreased approximately 1.9 months during the same period.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2015 decreased $2.6 million, or 33.2%, to $5.2 million compared to $7.8 million for the same three month period in 2014 on a total new equipment sales decrease of $25.0 million. Gross profit margin on new equipment sales for the three month period ended March 31, 2015 was 11.7%, an increase of 0.5% from 11.2% in the same three month period in 2014, primarily reflecting higher margins on new crane and earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2015 decreased $0.7 million, or 8.3%, to $8.2 million from $8.9 million in the same period in 2014 on a used equipment sales decrease of $4.3 million. Gross profit margin on used equipment sales for the three month period ended March 31, 2015 was 32.6%, up 2.2% from 30.4% for the same three month period in 2014, primarily as a result of higher gross margins on used aerial work platform equipment and used earthmoving equipment. Our used equipment sales from the rental fleet, which comprised approximately 82.4% and 84.5% of our used equipment sales for the three month periods ended March 31, 2015 and 2014, respectively, were approximately 162.3% and 150.8% of net book value for the three month periods ended March 31, 2015 and 2014, respectively.

Parts Sales Gross Profit. For the three month period ended March 31, 2015, our parts sales gross profit increased approximately $46,000, or 0.6%, to approximately $7.6 million from $7.5 million for the same three month period in 2014 on a $1.3 million increase in parts sales revenues. Gross profit margin for the three month period ended March 31, 2015 was 27.9%, a decrease of 1.2% from 29.1% in the same three month period in 2014, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended March 31, 2015, our services revenues gross profit increased $0.8 million, or 8.7%, to $9.7 million from $8.9 million for the same three month period in 2014 on a $1.3 million increase in services revenues. Gross profit margin for the three month period ended March 31, 2015 was 64.7%, a decrease of 0.6% from 65.3% in the same three month period in 2014, as a result of service revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased approximately $0.8 million, or 122.9%, to a gross loss of $0.1 million for the three month period ended March 31, 2015 compared to $0.6 million gross profit for the same period in 2014 on a $1.7 million increase in non-segmented other revenues. Gross margin for the three month period ended March 31, 2015 was -1.0% compared to a gross margin of 4.9% in the same three month period last year, a decrease of 5.9%, primarily reflective of higher costs and lower margins on hauling revenues.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $4.6 million, or 9.4%, to $53.5 million for the three month period ended March 31, 2015 compared to $48.9 million for the three month period ended March 31, 2014. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee expenses increased approximately $2.1 million as a result of higher salaries, wages and payroll taxes stemming primarily from an increase in commission and incentive pay that resulted from higher rental revenues combined with a larger workforce. Professional and other service fees increased $1.2 million. Liability insurance costs increased approximately $0.3 million and depreciation expense increased $0.2 million. Supplies expense increased $0.3 million. Stock-based compensation expense was $1.0 million and $0.8 million for the three month periods ended March 31, 2015 and 2014, respectively. Of the $4.6 million increase in SG&A expenses, approximately $0.5 million was attributable to branches opened since December 31, 2013 with less than three full months of operations (or no operations) in the first quarter of 2014. As a percentage of total revenues, SG&A expenses were 23.5% for the three month period ended March 31, 2015, an increase of 2.9% from 20.6% for the same three month period in 2014, primarily as a result of the current year decrease in total revenues.

Other Income (Expense). For the three month period ended March 31, 2015, our net other expenses increased approximately $0.7 million to $13.1 million compared to $12.3 million for the same three month period in 2014. Interest expense was approximately $13.4 million for the three month period ended March 31, 2015 compared to approximately $12.7 million for the three month period ended March 31, 2014, an increase of $0.8 million. The increase in interest expense is substantially due to higher interest costs on the Credit Facility as a result of higher average borrowings in 2015 compared to 2014 combined with increased unused commitment fees as a result of the recent amendment to the Credit Facility, which increased borrowing availability by $200 million. Miscellaneous other income increased $0.1 million to approximately $0.4 million for the three month period ended March 31, 2015 compared to $0.3 million for the three month period ended March 31, 2014.

Income Taxes. We recorded income tax expense of approximately $4.2 million for the three month period ended March 31, 2015 compared to income tax expense of $4.8 million for the three month period ended March 31, 2014. Our effective income tax rate was 40.6% for the three month period ended March 31, 2015 compared to 39.3% for the same three month period last year. The increase in our effective tax rate is primarily due to a decrease in permanent differences in the relation to current year pre-tax income. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at March 31, 2015 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the three month period ended March 31, 2015, cash provided by our operating activities was approximately $0.6 million. Our reported net income of $6.1 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $49.3 million. These cash flows from operating activities were also positively impacted by a $31.8 million decrease in accounts receivable and a $19.5 million increase in accounts payable. Offsetting these positive cash flows was an increase of $59.7 million in net inventories and a $19.3 million decrease in manufacturer flooring plans payable. Also, accrued expenses payable and other liabilities decreased $18.6 million and prepaid expenses and other assets increased $2.4 million.

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

Cash flow from investing activities. For the three months ended March 31, 2015, cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of $5.2 million. This was a net result of purchases of rental and non-rental equipment totaling $26.4 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $21.2 million.

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

Cash flow from financing activities. For the three month period ended March 31, 2015, cash provided by our financing activities was exceed by our cash used in our financing activities, resulting in net cash used in our financing activities of $6.7 million. Net borrowings under the Credit Facility were $2.9 million. Deferred financing costs paid totaled $0.7 million and dividends totaling $8.8 million, or $0.25 per common share, were paid during the three month period ended March 31, 2015.

For the three month period ended March 31, 2014, cash provided by our financing activities was approximately $21.5 million, substantially as a result of net borrowings under the Credit Facility of $21.5 million.

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

On February 5, 2015, we entered into an amendment to the Credit Facility which, among other things, increased the total amount of revolving loan commitments under the Amended and Restated Credit Agreement from $402.5 million to $602.5 million.

At March 31, 2015, the Company could borrow up to an additional $332.4 million and remain in compliance with the debt covenants under the Company’s Credit Facility. At March 31, 2015, the interest rate on the Credit Facility was based on LIBOR plus 200 basis points. The weighted average interest rate at March 31, 2015, 2014 was approximately 2.7%. At April 24, 2015, we had $331.4 million of available borrowings under our Credit Facility, net of $7.2 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2015 were approximately $51.2 million, including $31.2 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2015 were $6.5 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of April 24, 2015, we had $331.4 million of available borrowings under the Credit Facility, net of $7.2 million of outstanding letters of credit.

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

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At March 31, 2015, we had total borrowings outstanding under the Credit Facility of approximately $262.8 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $2.6 million increase in interest expense on an annualized basis. At April 24, 2015, we had $331.4 million of available borrowings under the Credit Facility, net of $7.2 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of March 31, 2015 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A—“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Amendment No. 1, dated February 5, 2015 to the Fourth Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC, General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent, Deutsche Bank Securities Inc. as joint lead arranger and joint bookrunner, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc., filed February 9, 2015).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: April 30, 2015	By:	/s/ John M. Engquist
John M. Engquist
Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2015	By:	/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amendment No. 1, dated February 5, 2015 to the Fourth Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., and H&E Equipment Services (California), LLC, General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., as co-syndication agent and documentation agent, Wells Fargo Capital Finance, LLC, as co-syndication agent, Deutsche Bank Securities Inc. as joint lead arranger and joint bookrunner, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services, Inc., filed February 9, 2015).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).