Form 10-Q
period 2015-06-30
H&E Equipment Services, Inc.
filed 2015-07-30
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

As of July 24, 2015, there were 35,254,249 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

June 30, 2015

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

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$11,861	$15,861
Receivables, net of allowance for doubtful accounts of $3,237 and $3,288, respectively	147,808	164,335
Inventories, net of reserves for obsolescence of $738 and $647, respectively	139,663	133,987
Prepaid expenses and other assets	15,245	9,146
Rental equipment, net of accumulated depreciation of $383,127 and $351,841, respectively	895,982	889,706
Property and equipment, net of accumulated depreciation and amortization of $97,870 and $88,376, respectively	110,569	109,908
Deferred financing costs, net of accumulated amortization of $11,622 and $11,111, respectively	4,878	4,664
Goodwill	31,197	31,197

Total assets	$1,357,203	$1,358,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$257,118	$259,919
Accounts payable	63,846	53,341
Manufacturer flooring plans payable	72,855	93,600
Accrued expenses payable and other liabilities	58,660	60,548
Senior unsecured notes (net of unaccreted discount of $1,202 and $1,286, respectively)	628,798	628,714
Capital leases payable	2,005	2,099
Deferred income taxes	136,972	125,110
Deferred compensation payable	2,140	2,106

Total liabilities	1,222,394	1,225,437

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,129,190 and 39,100,021 shares issued at June 30, 2015 and December 31, 2014, respectively, and 35,254,638 and 35,232,032 shares outstanding at June 30, 2015 and December 31, 2014, respectively	390	390
Additional paid-in capital	219,854	218,349
Treasury stock at cost, 3,874,552 and 3,867,989 shares of common stock held at June 30, 2015 and December 31, 2014, respectively	(59,935)	(59,935)
Retained deficit	(25,500)	(25,437)

Total stockholders’ equity	134,809	133,367

Total liabilities and stockholders’ equity	$1,357,203	$1,358,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Equipment rentals	$108,628	$98,814	$210,017	$185,038
New equipment sales	64,376	90,581	108,913	160,128
Used equipment sales	28,932	31,397	54,002	60,742
Parts sales	28,347	28,371	55,432	54,173
Services revenues	15,769	16,102	30,725	29,750
Other	16,308	15,113	30,681	27,776

Total revenues	262,360	280,378	489,770	517,607

Cost of revenues:
Rental depreciation	40,214	35,449	80,158	68,447
Rental expense	17,701	15,581	33,312	29,805
New equipment sales	56,749	79,413	96,068	141,147
Used equipment sales	19,613	21,056	36,499	41,474
Parts sales	20,607	20,041	40,126	38,323
Services revenues	5,158	5,767	10,435	10,508
Other	15,914	14,003	30,428	26,051

Total cost of revenues	175,956	191,310	327,026	355,755

Gross profit	86,404	89,068	162,744	161,852

Selling, general and administrative expenses	54,414	51,883	107,880	100,739
Gain on sales of property and equipment, net	972	757	1,430	1,420

Income from operations	32,962	37,942	56,294	62,533

Other income (expense):
Interest expense	(13,749)	(12,922)	(27,194)	(25,572)
Other, net	228	344	582	650

Total other expense, net	(13,521)	(12,578)	(26,612)	(24,922)

Income before income taxes	19,441	25,364	29,682	37,611
Provision for income taxes	7,961	9,638	12,116	14,449

Net income	$11,480	$15,726	$17,566	$23,162

Net income per common share:
Basic	$0.33	$0.45	$0.50	$0.66

Diluted	$0.33	$0.45	$0.50	$0.66

Weighted average common shares outstanding:
Basic	35,238	35,111	35,232	35,110

Diluted	35,314	35,235	35,300	35,227

Dividends declared per share	$0.25	$—	$0.50	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$17,566	$23,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,654	9,718
Depreciation of rental equipment	80,158	68,447
Amortization of deferred financing costs	511	497
Accretion of note discount, net of premium amortization	84	84
Provision for losses on accounts receivable	1,393	1,374
Provision for inventory obsolescence	99	63
Increase in deferred income taxes	11,862	12,249
Stock-based compensation expense	1,505	1,619
Gain from sales of property and equipment, net	(1,430)	(1,420)
Gain from sales of rental equipment, net	(16,774)	(18,172)
Changes in operating assets and liabilities:
Receivables	15,134	(13,940)
Inventories	(47,927)	(76,555)
Prepaid expenses and other assets	(6,099)	(2,781)
Accounts payable	10,505	27,420
Manufacturer flooring plans payable	(20,745)	3,080
Accrued expenses payable and other liabilities	(1,888)	2,975
Deferred compensation payable	34	33

Net cash provided by operating activities	55,642	37,853

Cash flows from investing activities:
Purchases of property and equipment	(12,872)	(10,572)
Purchases of rental equipment	(71,919)	(161,579)
Proceeds from sales of property and equipment	1,987	1,541
Proceeds from sales of rental equipment	44,411	52,546

Net cash used in investing activities	(38,393)	(118,064)

Cash flows from financing activities:
Excess tax deficiency from stock-based awards	—	(24)
Borrowings on senior secured credit facility	506,455	590,249
Payments on senior secured credit facility	(509,256)	(519,941)
Payments of deferred financing costs	(725)	(794)
Dividends paid	(17,629)	(708)
Payments of capital lease obligations	(94)	(88)

Net cash provided by (used in) financing activities	(21,249)	68,694

Net decrease in cash	(4,000)	(11,517)
Cash, beginning of period	15,861	17,607

Cash, end of period	$11,861	$6,090

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$42,152	$37,428

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,714	$24,968

Income taxes paid, net of refunds received	$375	$2,634

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2014, from which the consolidated balance sheet amounts as of December 31, 2014 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. During the six month period ended June 30, 2015, there were no significant changes to those accounting policies.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. This guidance will be effective for the Company for our 2017 fiscal year. However, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year, but reporting entities may choose to adopt the standard as of the original effective date. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and have not yet determined the method by which we will adopt ASU 2014-09.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Costs associated with revolving debt arrangements are not within the scope of the new guidance. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The FASB decided to add guidance to Subtopic 350-40, Intangibles – Goodwill and Other – Internal Use Software, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2015 and December 31, 2014 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	June 30, 2015
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$72,855	$64,303
Senior unsecured notes with interest computed at 7.0% (Level 1)	628,798	648,405
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,005	1,394
Letter of credit (Level 3)	—	145

	December 31, 2014
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.00% (Level 3)	$93,600	$82,021
Senior unsecured notes with interest computed at 7.0% (Level 1)	628,714	648,113
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,099	1,495
Letter of credit (Level 3)	—	130

During the six month periods ended June 30, 2015 and 2014, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2015 (amounts in thousands, except share data):

	Common Stock		Additional		Retained	Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Earnings (Deficit)	Stockholders’ Equity
Balances at December 31, 2014	39,100,021	$390	$218,349	$(59,935)	$(25,437)	$133,367
Stock-based compensation	—	—	1,505	—	—	1,505
Cash dividends on common stock ($0.50 per share)	—	—	—	—	(17,629)	(17,629)
Issuance of common stock	29,169	—	—	—	—	—
Net income	—	—	—	—	17,566	17,566

Balances at June 30, 2015	39,129,190	$390	$219,854	$(59,935)	$(25,500)	$134,809

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan were 3,508,830 shares as of June 30, 2015.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2014	148,398	$27.11
Granted	29,169	$19.20
Vested	(31,029)	$19.52
Forfeited	(6,563)	$29.86

Non-vested stock at June 30, 2015	139,975	$27.02

As of June 30, 2015, we had unrecognized compensation expense of approximately $2.1 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.9 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Compensation expense	$484	$811	$1,505	$1,619

Stock Options

At June 30, 2015, there is no unrecognized compensation expense as all stock option awards have fully vested. The following table represents stock option activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2014	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—

Outstanding options at June 30, 2015	51,000	$17.80	1.0

Options exercisable at June 30, 2015	51,000	$17.80	1.0

The aggregate intrinsic value of our outstanding and exercisable options at June 30, 2015 was approximately $0.5 million.

(6) Income per Share

Income per common share for the three and six months ended June 30, 2015 and 2014 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was only 0.4% of total outstanding shares and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic net income per share:
Net income	$11,480	$15,726	$17,566	$23,162
Weighted average number of common shares of outstanding	35,238	35,111	35,232	35,110

Net income per share of common stock – basic	$0.33	$0.45	$0.50	$0.66

Diluted net income per share:
Net income	$11,480	$15,726	$17,566	$23,162
Weighted average number of common shares of outstanding	35,238	35,111	35,232	35,110
Effect of dilutive securities:
Effect of dilutive stock options	20	24	20	23
Effect of dilutive non-vested restricted stock	56	100	48	94

Weighted average number of common shares of outstanding – diluted	35,314	35,235	35,300	35,227

Net income per share of common stock – diluted	$0.33	$0.45	$0.50	$0.66

Common shares excluded from the denominator as anti-dilutive:
Stock options	—	—	—	—

Non-vested restricted stock	—	—	—	—

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

As of June 30, 2015, we were in compliance with our financial covenants under the Credit Facility. At June 30, 2015, the Company could borrow up to an additional $338.1 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At June 30, 2015, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at June 30, 2015 was approximately 2.8%. At July 24, 2015, we had $356.1 million of available borrowings under our Credit Facility, net of $7.2 million of outstanding letters of credit.

(8) Senior Unsecured Notes

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2013	$628,546
Accretion of discount through December 31, 2014	1,055
Amortization of note premium through December 31, 2014	(887)

Balance at December 31, 2014	$628,714
Accretion of discount through June 30, 2015	528
Amortization of note premium through June 30, 2015	(444)

Balance at June 30, 2015	$628,798

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment Revenues:
Equipment rentals	$108,628	$98,814	$210,017	$185,038
New equipment sales	64,376	90,581	108,913	160,128
Used equipment sales	28,932	31,397	54,002	60,742
Parts sales	28,347	28,371	55,432	54,173
Services revenues	15,769	16,102	30,725	29,750

Total segmented revenues	246,052	265,265	459,089	489,831
Non-segmented revenues	16,308	15,113	30,681	27,776

Total revenues	$262,360	$280,378	$489,770	$517,607

Segment Gross Profit:
Equipment rentals	$50,713	$47,784	$96,547	$86,786
New equipment sales	7,627	11,168	12,845	18,981
Used equipment sales	9,319	10,341	17,503	19,268
Parts sales	7,740	8,330	15,306	15,850
Services revenues	10,611	10,335	20,290	19,242

Total segmented gross profit	86,010	87,958	162,491	160,127
Non-segmented gross profit	394	1,110	253	1,725

Total gross profit	$86,404	$89,068	$162,744	$161,852

	Balances at
	June 30, 2015	December 31, 2014
Segment identified assets:
Equipment sales	$117,349	$114,664
Equipment rentals	895,982	889,706
Parts and services	22,314	19,324

Total segment identified assets	1,035,645	1,023,694
Non-segment identified assets	321,558	335,110

Total assets	$1,357,203	$1,358,804

The Company operates primarily in the United States and our sales to international customers for the three and six month periods ended June 30, 2015 were 0.6% and 0.7%, respectively, of total revenues compared to 1.5% and 1.6% for the three and six month periods ended June 30, 2014, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$11,861	$—	$—	$11,861
Receivables, net	129,965	17,843	—	147,808
Inventories, net	121,960	17,703	—	139,663
Prepaid expenses and other assets	15,036	209	—	15,245
Rental equipment, net	746,760	149,222	—	895,982
Property and equipment, net	98,575	11,994	—	110,569
Deferred financing costs, net	4,878	—	—	4,878
Investment in guarantor subsidiaries	220,016	—	(220,016)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,350,722	$226,497	$220,016	$1,357,203

Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$257,118	$—	$—	$257,118
Accounts payable	58,696	5,150	—	63,846
Manufacturer flooring plans payable	72,855	—	—	72,855
Accrued expenses payable and other liabilities	59,309	(649)	—	58,660
Dividends payable	25	(25)	—	—
Senior unsecured notes	628,798	—	—	628,798
Capital leases payable	—	2,005	—	2,005
Deferred income taxes	136,972	—	—	136,972
Deferred compensation payable	2,140	—	—	2,140

Total liabilities	1,215,913	6,481	—	1,222,394
Stockholders’ equity	134,809	220,016	(220,016)	134,809

Total liabilities and stockholders’ equity	$1,350,722	$226,497	$(220,016)	$1,357,203

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$15,861	$—	$—	$15,861
Receivables, net	137,197	27,138	—	164,335
Inventories, net	123,410	10,577	—	133,987
Prepaid expenses and other assets	9,027	119	—	9,146
Rental equipment, net	748,353	141,353	—	889,706
Property and equipment, net	98,279	11,629	—	109,908
Deferred financing costs, net	4,664	—	—	4,664
Investment in guarantor subsidiaries	216,540	—	(216,540)	—
Goodwill	1,671	29,526	—	31,197

Total assets	$1,355,002	$220,342	$(216,540)	$1,358,804

Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$259,919	$—	$—	$259,919
Accounts payable	50,661	2,680	—	53,341
Manufacturer flooring plans payable	93,600	—	—	93,600
Dividends payable	23	(23)	—	—
Accrued expenses payable and other liabilities	61,502	(954)	—	60,548
Senior unsecured notes	628,714	—	—	628,714
Capital leases payable	—	2,099	—	2,099
Deferred income taxes	125,110	—	—	125,110
Deferred compensation payable	2,106	—	—	2,106

Total liabilities	1,221,635	3,802	—	1,225,437
Stockholders’ equity	133,367	216,540	(216,540)	133,367

Total liabilities and stockholders’ equity	$1,355,002	$220,342	$(216,540)	$1,358,804

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$89,590	$19,038	$—	$108,628
New equipment sales	61,564	2,812	—	64,376
Used equipment sales	23,909	5,023	—	28,932
Parts sales	24,303	4,044	—	28,347
Services revenues	13,218	2,551	—	15,769
Other	13,149	3,159	—	16,308

Total revenues	225,733	36,627	—	262,360

Cost of revenues:
Rental depreciation	33,542	6,672	—	40,214
Rental expense	14,736	2,965	—	17,701
New equipment sales	54,234	2,515	—	56,749
Used equipment sales	16,389	3,224	—	19,613
Parts sales	17,697	2,910	—	20,607
Services revenues	4,332	826	—	5,158
Other	12,848	3,066	—	15,914

Total cost of revenues	153,778	22,178	—	175,956

Gross profit:
Equipment rentals	41,312	9,401	—	50,713
New equipment sales	7,330	297	—	7,627
Used equipment sales	7,520	1,799	—	9,319
Parts sales	6,606	1,134	—	7,740
Services revenues	8,886	1,725	—	10,611
Other	301	93	—	394

Gross profit	71,955	14,449	—	86,404

Selling, general and administrative expenses	45,350	9,064	—	54,414
Equity in earnings of guarantor subsidiaries	1,982	—	(1,982)	—
Gain on sales of property and equipment, net	860	112	—	972

Income from operations	29,447	5,497	(1,982)	32,962

Other income (expense):
Interest expense	(10,199)	(3,550)	—	(13,749)
Other, net	193	35	—	228

Total other expense, net	(10,006)	(3,515)	—	(13,521)

Income before income taxes	19,441	1,982	(1,982)	19,441
Income tax expense	7,961	—	—	7,961

Net income	$11,480	$1,982	$(1,982)	$11,480

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$83,728	$15,086	$—	$98,814
New equipment sales	80,760	9,821	—	90,581
Used equipment sales	26,062	5,335	—	31,397
Parts sales	24,549	3,822	—	28,371
Services revenues	13,856	2,246	—	16,102
Other	12,600	2,513	—	15,113

Total revenues	241,555	38,823	—	280,378

Cost of revenues:
Rental depreciation	30,038	5,411	—	35,449
Rental expense	13,012	2,569	—	15,581
New equipment sales	70,633	8,780	—	79,413
Used equipment sales	17,479	3,577	—	21,056
Parts sales	17,376	2,665	—	20,041
Services revenues	4,942	825	—	5,767
Other	11,526	2,477	—	14,003

Total cost of revenues	165,006	26,304	—	191,310

Gross profit:
Equipment rentals	40,678	7,106	—	47,784
New equipment sales	10,127	1,041	—	11,168
Used equipment sales	8,583	1,758	—	10,341
Parts sales	7,173	1,157	—	8,330
Services revenues	8,914	1,421	—	10,335
Other	1,074	36	—	1,110

Gross profit	76,549	12,519	—	89,068

Selling, general and administrative expenses	43,695	8,188	—	51,883
Equity in earnings of guarantor subsidiaries	1,613	—	(1,613)	—
Gain on sales of property and equipment, net	642	115	—	757

Income from operations	35,109	4,446	(1,613)	37,942

Other income (expense):
Interest expense	(10,034)	(2,888)	—	(12,922)
Other, net	289	55	—	344

Total other expense, net	(9,745)	(2,833)	—	(12,578)

Income before income taxes	25,364	1,613	(1,613)	25,364
Income tax expense	9,638	—	—	9,638

Net income	$15,726	$1,613	$(1,613)	$15,726

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$174,502	$35,515	$—	$210,017
New equipment sales	99,346	9,567	—	108,913
Used equipment sales	43,949	10,053	—	54,002
Parts sales	48,086	7,346	—	55,432
Services revenues	26,073	4,652	—	30,725
Other	24,902	5,779	—	30,681

Total revenues	416,858	72,912	—	489,770

Cost of revenues:
Rental depreciation	67,042	13,116	—	80,158
Rental expense	27,596	5,716	—	33,312
New equipment sales	87,553	8,515	—	96,068
Used equipment sales	30,171	6,328	—	36,499
Parts sales	34,887	5,239	—	40,126
Services revenues	8,908	1,527	—	10,435
Other	24,555	5,873	—	30,428

Total cost of revenues	280,712	46,314	—	327,026

Gross profit (loss):
Equipment rentals	79,864	16,683	—	96,547
New equipment sales	11,793	1,052	—	12,845
Used equipment sales	13,778	3,725	—	17,503
Parts sales	13,199	2,107	—	15,306
Services revenues	17,165	3,125	—	20,290
Other	347	(94)	—	253

Gross profit	136,146	26,598	—	162,744

Selling, general and administrative expenses	91,157	16,723	—	107,880
Equity in earnings of guarantor subsidiaries	3,359	—	(3,359)	—
Gain on sales of property and equipment, net	1,075	355	—	1,430

Income from operations	49,423	10,230	(3,359)	56,294

Other income (expense):
Interest expense	(20,238)	(6,956)	—	(27,194)
Other, net	497	85	—	582

Total other expense, net	(19,741)	(6,871)	—	(26,612)

Income before income taxes	29,682	3,359	(3,359)	29,682
Income tax expense	12,116	—	—	12,116

Net income	$17,566	$3,359	$(3,359)	$17,566

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$157,173	$27,865	$—	$185,038
New equipment sales	141,811	18,317	—	160,128
Used equipment sales	47,636	13,106	—	60,742
Parts sales	46,947	7,226	—	54,173
Services revenues	25,427	4,323	—	29,750
Other	23,136	4,640	—	27,776

Total revenues	442,130	75,477	—	517,607

Cost of revenues:
Rental depreciation	57,823	10,624	—	68,447
Rental expense	24,951	4,854	—	29,805
New equipment sales	124,759	16,388	—	141,147
Used equipment sales	31,968	9,506	—	41,474
Parts sales	33,288	5,035	—	38,323
Services revenues	8,918	1,590	—	10,508
Other	21,379	4,672	—	26,051

Total cost of revenues	303,086	52,669	—	355,755

Gross profit (loss):
Equipment rentals	74,399	12,387	—	86,786
New equipment sales	17,052	1,929	—	18,981
Used equipment sales	15,668	3,600	—	19,268
Parts sales	13,659	2,191	—	15,850
Services revenues	16,509	2,733	—	19,242
Other	1,757	(32)	—	1,725

Gross profit	139,044	22,808	—	161,852

Selling, general and administrative expenses	84,970	15,769	—	100,739
Equity in earnings of guarantor subsidiaries	1,813	—	(1,813)	—
Gain on sales of property and equipment, net	1,155	265	—	1,420

Income from operations	57,042	7,304	(1,813)	62,533

Other income (expense):
Interest expense	(19,985)	(5,587)	—	(25,572)
Other, net	554	96	—	650

Total other expense, net	(19,431)	(5,491)	—	(24,922)

Income before income taxes	37,611	1,813	(1,813)	37,611
Income tax expense	14,449	—	—	14,449

Net income	$23,162	$1,813	$(1,813)	$23,162

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$17,566	$3,359	$(3,359)	$17,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,216	1,438	—	11,654
Depreciation of rental equipment	67,042	13,116	—	80,158
Amortization of deferred financing costs	511	—	—	511
Accretion of note discount, net of premium amortization	84	—	—	84
Provision for losses on accounts receivable	1,225	168	—	1,393
Provision for inventory obsolescence	99	—	—	99
Increase in deferred income taxes	11,862	—	—	11,862
Stock-based compensation expense	1,505	—	—	1,505
Gain from sales of property and equipment, net	(1,075)	(355)	—	(1,430)
Gain from sales of rental equipment, net	(13,060)	(3,714)	—	(16,774)
Equity in earnings of guarantor subsidiaries	(3,359)	—	3,359	—
Changes in operating assets and liabilities:
Receivables	6,007	9,127	—	15,134
Inventories	(36,533)	(11,394)	—	(47,927)
Prepaid expenses and other assets	(6,009)	(90)	—	(6,099)
Accounts payable	8,035	2,470	—	10,505
Manufacturer flooring plans payable	(20,745)	—	—	(20,745)
Accrued expenses payable and other liabilities	(2,193)	305	—	(1,888)
Deferred compensation payable	34	—	—	34

Net cash provided by operating activities	41,212	14,430	—	55,642

Cash flows from investing activities:
Purchases of property and equipment	(11,000)	(1,872)	—	(12,872)
Purchases of rental equipment	(49,051)	(22,868)	—	(71,919)
Proceeds from sales of property and equipment	1,563	424	—	1,987
Proceeds from sales of rental equipment	34,546	9,865	—	44,411
Investment in subsidiaries	(117)	—	117	—

Net cash used in investing activities.	(24,059)	(14,451)	117	(38,393)

Cash flows from financing activities:
Borrowings on senior secured credit facility	506,455	—	—	506,455
Payments on senior secured credit facility	(509,256)	—	—	(509,256)
Payments of deferred financing costs	(725)	—	—	(725)
Dividends paid	(17,627)	(2)	—	(17,629)
Payments on capital lease obligations	—	(94)	—	(94)
Capital contributions	—	117	(117)	—

Net cash provided by (used in) financing activities	(21,153)	21	(117)	(21,249)

Net decrease in cash	(4,000)	—	—	(4,000)
Cash, beginning of period	15,861	—	—	15,861

Cash, end of period	$11,861	$—	$—	$11,861

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$23,162	$1,813	$(1,813)	$23,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	8,547	1,171	—	9,718
Depreciation of rental equipment	57,823	10,624	—	68,447
Amortization of deferred financing costs	497	—	—	497
Accretion of note discount, net of premium amortization	84	—	—	84
Provision for losses on accounts receivable	1,157	217	—	1,374
Provision for inventory obsolescence	63	—	—	63
Increase in deferred income taxes	12,249	—	—	12,249
Stock-based compensation expense	1,619	—	—	1,619
Gain from sales of property and equipment, net	(1,155)	(265)	—	(1,420)
Gain from sales of rental equipment, net	(14,627)	(3,545)	—	(18,172)
Equity in earnings of guarantor subsidiaries	(1,813)	—	1,813	—
Changes in operating assets and liabilities:
Receivables	(11,370)	(2,570)	—	(13,940)
Inventories	(67,639)	(8,916)	—	(76,555)
Prepaid expenses and other assets	(2,747)	(34)	—	(2,781)
Accounts payable	27,130	290	—	27,420
Manufacturer flooring plans payable	3,080	—	—	3,080
Accrued expenses payable and other liabilities	2,672	303	—	2,975
Deferred compensation payable	33	—	—	33

Net cash provided by (used in) operating activities	38,765	(912)	—	37,853

Cash flows from investing activities:
Purchases of property and equipment	(9,596)	(976)	—	(10,572)
Purchases of rental equipment	(132,476)	(29,103)	—	(161,579)
Proceeds from sales of property and equipment	1,276	265	—	1,541
Proceeds from sales of rental equipment	40,659	11,887	—	52,546
Investment in subsidiaries	(18,927)	—	18,927	—

Net cash used in investing activities.	(119,064)	(17,927)	18,927	(118,064)

Cash flows from financing activities:
Excess tax deficiency from stock-based awards	(24)	—	—	(24)
Borrowings on senior secured credit facility	590,249	—	—	590,249
Payments on senior secured credit facility	(519,941)	—	—	(519,941)
Payments of deferred financing costs	(794)	—	—	(794)
Dividends paid	(708)	—	—	(708)
Payments on capital lease obligations	—	(88)	—	(88)
Capital contributions	—	18,927	(18,927)	—

Net cash provided by financing activities	68,782	18,839	(18,927)	68,694

Net decrease in cash	(11,517)	—	—	(11,517)
Cash, beginning of period	17,607	—	—	17,607

Cash, end of period	$6,090	$—	$—	$6,090

    ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2015, and its results of operations for the three and six month periods ended June 30, 2015, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of July 24, 2015, we operated 71 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the six months ended June 30, 2015. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six month period ended June 30, 2015, approximately 42.9% of our total revenues were attributable to equipment rentals, 22.2% of our total revenues were attributable to new equipment sales, 11.0% were attributable to used equipment sales, 11.3% were attributable to parts sales, 6.3% were attributable to our services revenues and 6.3% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2015, our total cost of revenues was approximately $327.0 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2015, our selling, general and administrative expenses were $107.9 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2015 was $896.0 million, or approximately 66.0% of our total assets. Our rental fleet as of June 30, 2015 consisted of 26,689 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.3 billion. As of June 30, 2015, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	17,691	66.3%	$783.6	61.2%	36.6
Cranes	435	1.6%	145.7	11.4%	38.8
Earthmoving	2,771	10.4%	256.3	20.0%	20.0
Industrial Lift Trucks	846	3.2%	31.5	2.4%	28.6
Other	4,946	18.5%	64.1	5.0%	24.0

Total	26,689	100.0%	$1,281.2	100.0%	32.3

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

The original acquisition cost of our gross rental fleet increased by approximately $38.1 million, or 3.1%, for the six month period ended June 30, 2015. The average age of our rental fleet equipment increased by approximately 0.6 months for the six months ended June 30, 2015.

Our average rental rates for the six month period ended June 30, 2015 were 1.8% higher than in the six month period ended June 30, 2014. Our average rental rates for the three month period ended June 30, 2015 were 0.9% higher than in the three month period ended June 30, 2014 and approximately 0.1% higher than the three month period ended March 31, 2015 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the six months ended June 30, 2015 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six months ended June 30, 2015 and 2014. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues.

	Three Months Ended June 30,		Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	2015	2014
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$108,628	$98,814	$9,814	9.9%
New equipment sales	64,376	90,581	(26,205)	(28.9)%
Used equipment sales	28,932	31,397	(2,465)	(7.9)%
Parts sales	28,347	28,371	(24)	—%
Services revenues	15,769	16,102	(333)	(2.1)%
Non-Segmented revenues	16,308	15,113	1,195	7.9%

Total revenues	$262,360	$280,378	$(18,018)	(6.4)%

Total Revenues. Our total revenues were $262.4 million for the three month period ended June 30, 2015 compared to $280.4 million for the three month period ended June 30, 2014, a decrease of $18.0 million, or 6.4%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended June 30, 2015 increased $9.8 million, or 9.9%, to $108.6 million from $98.8 million in the three month period ended June 30, 2014. Rental revenues from aerial work platforms increased $5.7 million, while rental revenues from earthmoving equipment increased $4.4 million. Other equipment rental revenues decreased $0.3 million. Rental revenues from cranes and lift trucks were unchanged from last year. Our average rental rates for the three month period ended June 30, 2015 increased 0.9% compared to the same three month period last year and increased approximately 0.1% from the three month period ended March 31, 2015.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2015 was 34.2% compared to 36.3% in the three month period ended June 30, 2014, a decrease of 2.1%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization, which was partially offset by a 0.9% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 70.3% for the three month period ended June 30, 2015 compared to 72.7% in the three month period ended June 30, 2014, a decrease of 2.4%. The decrease in equipment rental time utilization based on original equipment cost is largely reflective of unusually inclement weather conditions in many of our regions during the second quarter combined with decreased rental activity among the Company’s customers operating in the Company’s oil and gas markets. Our rental equipment time utilization based on the number of rental equipment units available for rent was 67.7% for the three month period ended June 30, 2015, compared to 67.0% in the same period last year, an increase of 0.7%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2015 decreased $26.2 million, or 28.9%, to $64.4 million from $90.6 million for the three month period ended June 30, 2014, primarily as a result of a $26.4 million decrease in new crane sales. The decrease in new crane sales is due primarily to decreased demand for new cranes within the Company’s oil and gas markets. Sales of new aerial work platform equipment decreased approximately $6.3 million. Partially offsetting these decreases were a $5.3 million increase in sales of new earthmoving equipment and a $1.1 million increase in new other equipment sales.

Used Equipment Sales Revenues. Our used equipment sales decreased $2.5 million, or 7.9%, to $28.9 million for the three month period ended June 30, 2015, from $31.4 million for the same three month period in 2014. Sales of used aerial work platform equipment decreased $1.8 million and sales of used cranes decreased $0.8 million, while sales of used earthmoving equipment decreased $0.6 million. Used lift truck sales decreased $0.1 million. Partially offsetting these decreases was a $0.8 million increased in used other equipment sales. The overall decrease in used equipment sales is largely due to the Company having a younger fleet, resulting in less equipment being at an age at which it is typically sold in the normal fleet life cycle.

Parts Sales Revenues. Our parts sales were approximately $28.4 million in each of the three month periods ended June 30, 2015 and 2014.

Services Revenues. Our services revenues for the three month period ended June 30, 2015 decreased $0.3 million, or 2.1%, to $15.8 million from $16.1 million for the same three month period last year. The decrease in services revenues was due primarily to services revenues mix.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended June 30, 2015, our other revenues were $16.3 million, an increase of $1.2 million, or 7.9%, from $15.1 million in the same three month period in 2014. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with our increased equipment rental activity.

Gross Profit.

	Three Months Ended June 30,		Total Dollar Change Increase (Decrease)	Total Percentage Change Increase (Decrease)
	2015	2014
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$50,713	$47,784	$2,929	6.1%
New equipment sales	7,627	11,168	(3,541)	(31.7)%
Used equipment sales	9,319	10,341	(1,022)	(9.9)%
Parts sales	7,740	8,330	(590)	(7.1)%
Services revenues	10,611	10,335	276	2.7%
Non-Segmented revenues	394	1,110	(716)	(64.5)%

Total gross profit	$86,404	$89,068	$(2,664)	(3.0)%

Total Gross Profit. Our total gross profit was $86.4 million for the three month period ended June 30, 2015 compared to $89.1 million for the same three month period in 2014, a decrease of $2.7 million, or 3.0%. Total gross profit margin for the three month period ended June 30, 2015 was 32.9%, an increase of 1.1% from the 31.8% gross profit margin for the same three month period in 2014. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended June 30, 2015 increased $2.9 million, or 6.1%, to $50.7 million from $47.8 million in the same three month period in 2014. The increase in equipment rentals gross profit was the result of a $9.8 million increase in rental revenues for the three month period ended June 30, 2015, which was partially offset by a $2.1 million increase in rental expenses and a $4.8 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2015 compared to 2014. Our fleet size as measured by original equipment cost increased $164.3 million, or 14.7%, from June 30, 2014 to June 30, 2015. Gross profit margin on equipment rentals for the three month period ended June 30, 2015 was approximately 46.7% compared to 48.4% for the same period in 2014, a decrease of 1.7%, which resulted from higher rental expenses and depreciation expenses. As a percentage of equipment rental revenues, rental expenses were 16.3% for the three month period ended June 30, 2015 compared to 15.8% for the same period last year, an increase of 0.5%. Depreciation expense was 37.0% of equipment rental revenues for the three month period ended June 30, 2015 compared to 35.9% for the same period in 2014, an increase of 1.1%. The percentage increase in rental depreciation expense as a percentage of rental revenues was due to a larger fleet size and a higher original equipment cost of fleet composition compared to last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2015 decreased $3.5 million, or 31.7%, to $7.6 million compared to $11.2 million for the same three month period in 2014 on a total new equipment sales decrease of $26.2 million. Gross profit margin on new equipment sales for the three month period ended June 30, 2015 was 11.8%, a decrease of 0.5% from 12.3% in the same three month period in 2014, reflecting a higher relative percentage of new earthmoving equipment sales in the current period (with lower gross margins) combined with a lower relative percentage of new crane sales (with higher gross margins) compared to the mix in the same period last year.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2015 decreased $1.0 million, or 9.9%, to $9.3 million from $10.3 million in the same period in 2014 on a used equipment sales decrease of $2.5 million. Gross profit margin on used equipment sales for the three month period ended June 30, 2015 was 32.2%, down 0.7% from 32.9% for the same three month period in 2014, primarily as a result of the mix of used equipment sold and lower used crane gross margins. Our used equipment sales from the rental fleet, which comprised approximately 82.1% and 88.4% of our used equipment sales for the three month periods ended June 30, 2015 and 2014, respectively, were approximately 159.3% and 154.7% of net book value for the three month periods ended June 31, 2015 and 2014, respectively.

Parts Sales Gross Profit. For the three month period ended June 30, 2015, our parts sales gross profit decreased approximately $0.6 million, or 7.1%, to approximately $7.7 million from $8.3 million for the same three month period in 2014 on a $24,000 decrease in parts sales revenues. Gross profit margin for the three month period ended June 30, 2015 was 27.3%, a decrease of 2.1% from 29.4% in the same three month period in 2014, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended June 30, 2015, our services revenues gross profit increased $0.3 million, or 2.7%, to $10.6 million from $10.3 million for the same three month period in 2014 on a $0.3 million decrease in services revenues. Gross profit margin for the three month period ended June 30, 2015 was 67.3%, an increase of 3.1% from 64.2% in the same three month period in 2014, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased approximately $0.7 million, or 64.5%, to a gross profit of $0.4 million for the three month period ended June 30, 2015 compared to $1.1 million gross profit for the same period in 2014 on a $1.2 million increase in non-segmented other revenues. Gross margin for the three month period ended June 30, 2015 was 2.4% compared to a gross margin of 7.3% in the same three month period last year, a decrease of 4.9%, primarily reflective of higher hauling costs, which were impacted by higher equipment transfer costs in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $2.5 million, or 4.9%, to $54.4 million for the three month period ended June 30, 2015 compared to $51.9 million for the three month period ended June 30, 2014. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee expenses increased approximately $0.5 million. Professional and other service fees increased $0.6 million. Promotional and marketing related expenses increased $0.7 million. Depreciation and software amortization expenses increased $0.4 million and facility costs increased approximately $0.2 million. Of the $2.5 million increase in SG&A expenses, approximately $0.8 million was attributable to branches opened since April 1, 2014 with less than three full months of comparable operations in the second quarters of 2014 and 2015. As a percentage of total revenues, SG&A expenses were 20.7% for the three month period ended June 30, 2015, an increase of 2.2% from 18.5% for the same three month period in 2014, primarily as a result of the current year decrease in total revenues.

Other Income (Expense). For the three month period ended June 30, 2015, our net other expenses increased approximately $0.9 million to $13.5 million compared to $12.6 million for the same three month period in 2014. Interest expense was approximately $13.7 million for the three month period ended June 30, 2015 compared to approximately $12.9 million for the three month period ended June 30, 2014, an increase of $0.8 million. The increase in interest expense is substantially due to higher interest costs on the Credit Facility as a result of higher average borrowings in 2015 compared to 2014 combined with increased unused commitment fees as a result of the recent amendment to the Credit Facility, which increased borrowing availability by $200 million. Miscellaneous other income decreased $0.1 million to $0.2 million for the three month period ended June 30, 2015 compared to $0.3 million for the three month period ended June 30, 2014.

Income Taxes. We recorded income tax expense of approximately $8.0 million for the three month period ended June 30, 2015 compared to income tax expense of $9.6 million for the three month period ended June 30, 2014. Our effective income tax rate was 40.9% for the three month period ended June 30, 2015 compared to 38.0% for the same three month period last year. The increase in our effective tax rate is primarily due to a decrease in favorable permanent differences in the relation to current year pre-tax income. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2015 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues.

	Six Months Ended June 30,		Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	2015	2014
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$210,017	$185,038	$24,979	13.5%
New equipment sales	108,913	160,128	(51,215)	(32.0)%
Used equipment sales	54,002	60,742	(6,740)	(11.1)%
Parts sales	55,432	54,173	1,259	2.3%
Services revenues	30,725	29,750	975	3.3%
Non-Segmented revenues	30,681	27,776	2,905	10.5%

Total revenues	$489,770	$517,607	$(27,837)	(5.4)%

Total Revenues. Our total revenues were $489.8 million for the six month period ended June 30, 2015 compared to $517.6 million for the six month period ended June 30, 2014, a decrease of $27.8 million, or 5.4%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the six month period ended June 30, 2015 increased $25.0 million, or 13.5%, to $210.0 million from $185.0 million in the six month period ended June 30, 2014. Rental revenues from aerial work platforms increased $13.9 million, while rental revenues from earthmoving equipment increased $9.0 million. Rental revenues from other equipment increased $1.7 million and rental revenues from cranes increased $0.6 million. Lift truck rental revenues decreased $0.2 million. Our average rental rates for the six month period ended June 30, 2015 increased 1.8% compared to the same six month period last year.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2015 was 33.3% compared to 35.3% in the six month period ended June 30, 2014, a decrease of 2.0%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization, which was partially offset by a 1.8% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 68.9% for the six month period ended June 30, 2015 compared to 71.0% in the six month period ended June 30, 2014, a decrease of 2.1%. The decrease in equipment rental time utilization based on original equipment cost is largely reflective of extreme winter weather in the first quarter of 2015 and unusually inclement weather conditions in the second quarter of 2015 in many of our regions combined with decreased rental activity among the Company’s customers operating in the oil and gas markets. Rental equipment time utilization based on the number of rental equipment units available for rent was 65.9% for the six month period ended June 30, 2015, compared to 65.8% in the same period last year, an increase of 0.1%.

New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2015 decreased $51.2 million, or 32.0%, to $108.9 million from $160.1 million for the six month period ended June 30, 2014, primarily as a result of a $50.4 million decrease in new crane sales. The decrease in new crane sales is due primarily to decreased demand for new cranes among the Company’s customers operating in the oil and gas markets. Sales of new aerial work platform equipment decreased $6.8 million and sales of new lift trucks decreased approximately $0.2 million. Partially offsetting these decreases were increases in new earthmoving equipment and new other equipment sales of $3.2 million and $3.1 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales decreased $6.7 million, or 11.1%, to $54.0 million for the six month period ended June 30, 2015, from $60.7 million for the same six month period in 2014. Sales of used aerial work platform equipment decreased $4.8 million and sales of used cranes decreased $2.2 million, while sales of used earthmoving equipment decreased $1.1 million.

Used other equipment sales and used lift truck sales increased $0.6 million and $0.3 million, respectively. The overall decrease in used equipment sales is largely due to the Company having a younger fleet compared to last year, resulting in less equipment being at an age at which it is typically sold in the normal fleet life cycle.

Parts Sales Revenues. Our parts sales increased approximately $1.3 million, or 2.3%, to $55.4 million for the six month period ended June 30, 2015 from $54.2 million for the same six month period in 2014. The increase in parts revenues was due to higher demand for parts in the first quarter of this year compared to same period last year.

Services Revenues. Our services revenues for the six month period ended June 30, 2015 increased $1.0 million, or 3.3%, to $30.7 million from approximately $29.8 million for the same six month period last year. The increase in services revenues was due to higher demand for services in the first quarter of this year compared to the same period last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six month period ended June 30, 2015, our other revenues were $30.7 million, an increase of $2.9 million, or 10.5%, from $27.8 million in the same six month period in 2014. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with our increased equipment rental activity.

Gross Profit.

	Six Months Ended June 30,		Total Dollar Change Increase (Decrease)	Total Percentage Change Increase (Decrease)
	2015	2014
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$96,547	$86,786	$9,761	11.2%
New equipment sales	12,845	18,981	(6,136)	(32.3)%
Used equipment sales	17,503	19,268	(1,765)	(9.2)%
Parts sales	15,306	15,850	(544)	(3.4)%
Services revenues	20,290	19,242	1,048	5.4%
Non-Segmented revenues	253	1,725	(1,472)	(85.3)%

Total gross profit	$162,744	$161,852	$892	0.6%

Total Gross Profit. Our total gross profit was approximately $162.7 million for the six month period ended June 30, 2015 compared to $161.9 million for the same six month period in 2014, an increase of approximately $0.9 million, or 0.6%. Total gross profit margin for the six month period ended June 30, 2015 was 33.2%, an increase of 1.9% from the 31.3% gross profit margin for the same six month period in 2014. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six month period ended June 30, 2015 increased $9.8 million, or 11.2%, to $96.5 million from $86.8 million in the same six month period in 2014. The increase in equipment rentals gross profit was the result of a $25.0 million increase in rental revenues for the six month period ended June 30, 2015, which was partially offset by a $3.5 million increase in rental expenses and an $11.7 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2015 compared to 2014. Our fleet size as measured by original equipment cost increased $164.3 million, or 14.7%, from June 30, 2014 to June 30, 2015. Gross profit margin on equipment rentals for the six month period ended June 30, 2015 was approximately 46.0% compared to 46.9% for the same period in 2014, a decrease of 0.9%. As a percentage of equipment rental revenues, rental expenses were 15.9% for the six month period ended June 30, 2015 compared to 16.1% for the same period last year, a decrease of 0.2%. This percentage decrease was primarily attributable to the increase in comparative rental revenues. Depreciation expense was 38.2% of equipment rental revenues for the six month period ended June 30, 2015 compared to 37.0% for the same period in 2014, an increase of 1.2%. The percentage increase in rental depreciation expense as a percentage of rental revenues was due to a larger fleet size and a higher original equipment cost of fleet composition compared to last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2015 decreased $6.1 million, or 32.3%, to approximately $12.8 million compared to $19.0 million for the same six month period in 2014 on a total new equipment sales decrease of $51.2 million. Gross profit margin on new equipment sales for the six month period ended June 30, 2015 was 11.8%, a decrease of approximately 0.1% from 11.9% in the same six month period in 2014.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2015 decreased $1.8 million, or 9.2%, to $17.5 million from $19.3 million in the same period in 2014 on a used equipment sales decrease of $6.7 million. Gross profit margin on used equipment sales for the six month period ended June 30, 2015 was 32.4%, up 0.7% from 31.7% for the same six month period in 2014, primarily as a result of higher gross margins on used aerial work platform equipment and used earthmoving equipment. Our used equipment sales from the rental fleet, which comprised approximately 82.2% and 86.5% of our used equipment sales for the six month periods ended June 30, 2015 and 2014, respectively, were approximately 160.7% and 152.9% of net book value for the six month periods ended June 31, 2015 and 2014, respectively.

Parts Sales Gross Profit. For the six month period ended June 30, 2015, our parts sales revenue gross profit decreased approximately $0.5 million, or 3.4%, to $15.3 million from approximately $15.9 million for the same six month period in 2014 on a $1.3 million increase in parts sales revenues. Gross profit margin for the six month period ended June 30, 2015 was 27.6%, a decrease of 1.7% from 29.3% in the same six month period in 2014, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the six month period ended June 30, 2015, our services revenues gross profit increased approximately $1.0 million, or 5.4%, to $20.3 million from $19.2 million for the same six month period in 2014 on a $1.0 million increase in services revenues. Gross profit margin for the six month period ended June 30, 2015 was 66.0%, up 1.3% from 64.7% in the same six month period in 2014, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased approximately $1.5 million, or 85.3%, to a gross profit of approximately $0.3 million for the six month period ended June 30, 2015, compared to $1.7 million in gross profit for the same period in 2014, on a $2.9 million increase in non-segmented other revenues. Gross margin for the six month period ended June 30, 2015 was 0.8% compared to a gross margin of 6.2% in the same six month period last year, a decrease of 5.4%, primarily reflective of higher costs and lower margins on hauling revenues.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $7.1 million, or 7.1%, to $107.9 million for the six month period ended June 30, 2015, compared to $100.7 million for the six month period ended June 30, 2014. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee expenses increased approximately $2.4 million primarily as a result of a larger workforce. Professional and other service fees increased $1.8 million. Depreciation and software amortization expense increased $0.6 million. Facility costs increased $0.5 million. Leasing costs increased $0.4 million while promotional and marketing related expenses increased $0.4 million. Liability insurance costs increased approximately $0.2 million and supplies expense increased $0.2 million. Of the $7.1 million increase in SG&A expenses, approximately $1.3 million was attributable to branches opened since January 1, 2014 with less than six full months of comparable operations (or no operations) in the first and second quarters of 2014 and 2015. As a percentage of total revenues, SG&A expenses were 22.0% for the six month period ended June 30, 2015, an increase of 2.5% from 19.5% for the same six month period in 2014, primarily as a result of the current year decrease in total revenues.

Other Income (Expense). For the six month period ended June 30, 2015, our net other expenses increased $1.7 million to $26.6 million compared to $24.9 million for the same six month period in 2014. Interest expense was approximately $27.2 million for the six month period ended June 30, 2015 compared to $25.6 million for the six month period ended June 30, 2014, an increase of $1.6 million. The increase in interest expense is substantially due to higher interest costs on the Credit Facility (as defined below) as a result of higher average borrowings in 2015 compared to 2014, combined with increased unused commitment fees as a result of the February 2015 amendment to the Credit Facility, which increased borrowing availability by $200 million. Miscellaneous other income decreased $0.1 million to $0.6 million for the six month period ended June 30, 2015, compared to $0.7 million for the six month period ended June 30, 2014.

Income Taxes. We recorded income tax expense of $12.1 million for the six month period ended June 30, 2015 compared to income tax expense of $14.4 million for the six month period ended June 30, 2014. Our effective income tax rate was 40.8% for the six month period ended June 30, 2015 compared to 38.4% for the same six month period last year. The increase in our effective tax rate is primarily due to a decrease in favorable permanent differences in the relation to current year pre-tax income. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2015 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the six month period ended June 30, 2015, the cash provided by our operating activities was $55.6 million. Our reported net income of $17.6 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $106.6 million. These cash flows from operating activities were also positively impacted by a $15.1 million decrease in receivables and a $10.5 million increase in accounts payable. Partially offsetting these positive cash flows were a $47.9 million increase in inventories and a $20.7 million decrease in manufacturing flooring plans payable. Also decreasing our operating cash flows were a $6.1 million increase in prepaid expenses and other assets and a $1.9 million decrease in accrued expenses payable and other liabilities.

For the six month period ended June 30, 2014, the cash provided by our operating activities was $37.8 million. Our reported net income of $23.2 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $97.6 million. These cash flows from operating activities were also positively impacted by a $27.4 million increase in accounts payable and a $3.1 million increase in manufacturing flooring plans payable. Also increasing our operating cash flows was a $3.0 million increase in accrued expenses payable and other liabilities. Offsetting these positive cash flows was an increase of $76.6 million in inventories as a result of increasing demand and improving sales of new equipment during the period. Also decreasing our operating cash flows was a $13.9 million increase in receivables and a $2.8 million increase in prepaid expenses and other assets.

Cash flow from investing activities. For the six month period ended June 30, 2015, cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of $38.4 million. This was a result of purchases of rental and non-rental equipment totaling $84.8 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $46.4 million.

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

Cash flow from financing activities. For the six month period ended June 30, 2015, cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $21.2 million. Net payments under the Credit Facility were $2.8 million. Deferred financing costs paid totaled $0.7 million and dividends totaling $17.6 million, or $0.50 per common share, were paid during the six month period ended June 30, 2015. Payments of capital lease obligations were $0.1 million.

For the six month period ended June 30, 2014, cash provided by our financing activities was $68.7 million. Net borrowings under the Credit Facility totaled approximately $70.3 million. Partially offsetting these positive cash flows were deferred financing costs of $0.8 million. As more fully described in our Quarterly Report on Form 10-Q for the three months ended September 30, 2012, the Company on September 19, 2012 paid a one-time special dividend of $7.00 per share on the then-outstanding common stock and dividends on nonvested stock at that time were to be paid upon vesting of those shares. On June 6, 2014, the Company paid all remaining dividends on those shares of common stock totaling $0.7 million. Payments of capital lease obligations were $0.1 million.

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

At June 30, 2015, the Company could borrow up to an additional $338.1 million and remain in compliance with the debt covenants under the Company’s Credit Facility. At June 30, 2015, the interest rate on the Credit Facility was based on LIBOR plus 200 basis points. The weighted average interest rate at June 30, 2015, 2014 was approximately 2.8%. At July 24, 2015, we had $356.1 million of available borrowings under our Credit Facility, net of $7.2 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six month period ended June 30, 2015 were approximately $114.1 million, including approximately $42.2 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six month period ended June 30, 2015 were $12.9 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of July 24, 2015, we had $356.1 million of available borrowings under the Credit Facility, net of $7.2 million of outstanding letters of credit.

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

Quarterly Dividend

On each of February 13, 2015 and May 18, 2015, the Company announced a quarterly dividend of $0.25 per share to stockholders of record, which were paid on March 9, 2015 and June 9, 2015, respectively, totaling $17.6 million.

On July 27, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.275 per share, an increase of $0.025 compared to last quarter, to be paid on September 9, 2015 to stockholders of record as of the close of business on August 24, 2015.

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

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At June 30, 2015, we had total borrowings outstanding under the Credit Facility of approximately $257.1 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $2.6 million increase in interest expense on an annualized basis. At July 24, 2015, we had $356.1 million of available borrowings under the Credit Facility, net of $7.2 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of June 30, 2015 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

H&E EQUIPMENT SERVICES, INC.

Dated: July 30, 2015	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: July 30, 2015	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).