Form 10-Q
period 2015-09-30
H&E Equipment Services, Inc.
filed 2015-10-29
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-51759

H&E Equipment Services, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0553291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7500 Pecue Lane,	70809
Baton Rouge, Louisiana	(ZIP Code)
(Address of Principal Executive Offices)

(225) 298‑5200

(Registrant’s Telephone Number, Including Area Code)

None

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 23, 2015, there were 35,431,330 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

September 30, 2015

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward‑looking statements and are cautioned not to place undue reliance on such forward‑looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$9,187	$15,861
Receivables, net of allowance for doubtful accounts of $3,943 and $3,288, respectively	146,607	164,335
Inventories, net of reserves for obsolescence of $839 and $647, respectively	102,977	133,987
Prepaid expenses and other assets	12,848	9,146
Rental equipment, net of accumulated depreciation of $390,392 and $351,841, respectively	912,026	889,706
Property and equipment, net of accumulated depreciation and amortization of $102,839 and $88,376, respectively	113,517	109,908
Deferred financing costs, net of accumulated amortization of $11,885 and $11,111, respectively	4,615	4,664
Goodwill	31,197	31,197
Total assets	$1,332,974	$1,358,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$249,588	$259,919
Accounts payable	53,940	53,341
Manufacturer flooring plans payable	59,904	93,600
Dividends payable	16	—
Accrued expenses payable and other liabilities	49,063	60,548
Senior unsecured notes (net of unaccreted discount of $1,160 and $1,286, respectively)	628,840	628,714
Capital leases payable	1,956	2,099
Deferred income taxes	147,760	125,110
Deferred compensation payable	2,157	2,106
Total liabilities	1,193,224	1,225,437
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,318,660 and 39,100,021 shares issued at September 30, 2015 and December 31, 2014, respectively, and 35,416,419 and 35,232,032 shares outstanding at September 30, 2015 and December 31, 2014, respectively	392	390
Additional paid-in capital	220,249	218,349
Treasury stock at cost, 3,902,241 and 3,867,989 shares of common stock held at September 30, 2015 and December 31, 2014, respectively	(60,405)	(59,935)
Retained deficit	(20,486)	(25,437)
Total stockholders’ equity	139,750	133,367
Total liabilities and stockholders’ equity	$1,332,974	$1,358,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Equipment rentals	$118,055	$108,238	$328,072	$293,276
New equipment sales	66,552	80,758	175,465	240,886
Used equipment sales	29,111	25,198	83,113	85,940
Parts sales	28,968	29,009	84,400	83,182
Services revenues	16,727	15,622	47,452	45,372
Other	17,440	16,219	48,121	43,995
Total revenues	276,853	275,044	766,623	792,651
Cost of revenues:
Rental depreciation	40,963	37,654	121,121	106,101
Rental expense	19,210	15,881	52,522	45,686
New equipment sales	60,000	71,630	156,068	212,777
Used equipment sales	20,262	17,350	56,761	58,824
Parts sales	21,098	20,705	61,224	59,028
Services revenues	5,582	5,356	16,017	15,864
Other	16,901	15,402	47,329	41,453
Total cost of revenues	184,016	183,978	511,042	539,733
Gross profit	92,837	91,066	255,581	252,918
Selling, general and administrative expenses	54,704	51,585	162,584	152,324
Gain on sales of property and equipment, net	339	512	1,769	1,932
Income from operations	38,472	39,993	94,766	102,526
Other income (expense):
Interest expense	(13,481)	(13,171)	(40,675)	(38,743)
Other, net	501	293	1,083	943
Total other expense, net	(12,980)	(12,878)	(39,592)	(37,800)
Income before income taxes	25,492	27,115	55,174	64,726
Provision for income taxes	10,720	11,815	22,836	26,264
Net income	$14,772	$15,300	$32,338	$38,462
Net income per common share:
Basic	$0.42	$0.43	$0.92	$1.09
Diluted	$0.42	$0.43	$0.92	$1.09
Weighted average common shares outstanding:
Basic	35,308	35,206	35,258	35,142
Diluted	35,350	35,266	35,317	35,240
Dividends declared per share	$0.275	$0.25	$0.775	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$32,338	$38,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,895	14,913
Depreciation of rental equipment	121,121	106,101
Amortization of deferred financing costs	774	714
Accretion of note discount, net of premium amortization	126	126
Provision for losses on accounts receivable	2,446	2,137
Provision for inventory obsolescence	201	156
Increase in deferred income taxes	22,650	23,582
Stock-based compensation expense	2,036	2,192
Tax deficiency from stock-based awards	(136)	—
Gain from sales of property and equipment, net	(1,769)	(1,932)
Gain from sales of rental equipment, net	(24,962)	(25,450)
Changes in operating assets and liabilities:
Receivables	15,282	(16,686)
Inventories	(18,673)	(92,453)
Prepaid expenses and other assets	(3,702)	(1,862)
Accounts payable	599	22,168
Manufacturer flooring plans payable	(33,696)	43,352
Accrued expenses payable and other liabilities	(11,484)	(8,947)
Deferred compensation payable	51	49
Net cash provided by operating activities	121,097	106,622
Cash flows from investing activities:
Purchases of property and equipment	(22,317)	(24,986)
Purchases of rental equipment	(137,184)	(274,276)
Proceeds from sales of property and equipment	2,582	2,172
Proceeds from sales of rental equipment	68,187	71,593
Net cash used in investing activities	(88,732)	(225,497)
Cash flows from financing activities:
Purchases of treasury stock	(470)	(1,467)
Excess tax benefit from stock-based awards	—	556
Borrowings on senior secured credit facility	768,572	917,301
Payments on senior secured credit facility	(778,903)	(799,276)
Payments of deferred financing costs	(725)	(909)
Dividends paid	(27,370)	(9,517)
Payments of capital lease obligations	(143)	(133)
Net cash provided by (used in) financing activities	(39,039)	106,555
Net decrease in cash	(6,674)	(12,320)
Cash, beginning of period	15,861	17,607
Cash, end of period	$9,187	$5,287

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$49,482	$42,076
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$50,787	$48,914
Income taxes paid, net of refunds received	$368	$4,546

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2014, from which the consolidated balance sheet amounts as of December 31, 2014 were derived.

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

Nature of Operations

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. By providing equipment sales, rental, on-site parts, and repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full-service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal, and provides cross‑selling opportunities among our new and used equipment sales, rental, parts sales and services operations.

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.  During the nine month period ended September 30, 2015, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amended the FASB’s guidance for reporting discontinued operations and disposals of components of an entity under Accounting Standards Codification Subtopic 250-20. The guidance as amended by ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation by requiring that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale be reported as such. The amendments also expand the disclosure requirements regarding the assets, liabilities, revenues and expenses of discontinued operations and add new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. The amendments became effective for us on January 1, 2015. The implementation of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. This guidance will be effective for the Company for our 2017 fiscal year. However, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year, but reporting entities may choose to adopt the standard as of the original effective date. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the Company's consolidated financial statements and have not yet determined the method by which we will adopt ASU 2014-09.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This ASU further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements (“ASU 2015-15”). ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 provides guidance on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updates this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. ASU 2015-11 is not expected to have a material impact on the Company's financial position, results of operation, or cash flows.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2015 and December 31, 2014 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	September 30, 2015
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$59,904	$52,872
Senior unsecured notes with interest computed at 7.0% (Level 1)	628,840	611,100
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,956	1,391
Letter of credit (Level 3)	—	145

	December 31, 2014
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.00% (Level 3)	$93,600	$82,021
Senior unsecured notes with interest computed at 7.0% (Level 1)	628,714	648,113
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,099	1,495
Letter of credit (Level 3)	—	130

During the nine month periods ended September 30, 2015 and 2014, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2015 (amounts in thousands, except share data):

	Common Stock		Additional		Retained	'Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Earnings (Deficit)	Stockholders’ Equity
Balances at December 31, 2014	39,100,021	$390	$218,349	$(59,935)	$(25,437)	$133,367
Stock-based compensation	—	—	2,036	—	—	2,036
Tax deficiency from stock-based awards	—	—	(136)	—	—	(136)
Cash dividends declared on common stock ($0.775 per share)	—	—	—	—	(27,387)	(27,387)
Issuance of common stock	218,639	2	—	—	—	2
Repurchases of 25,484 shares of restricted common stock	—	—	—	(470)	—	(470)
Net income	—	—	—	—	32,338	32,338
Balances at September 30, 2015	39,318,660	$392	$220,249	$(60,405)	$(20,486)	$139,750

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan, as amended, were 3,319,360 shares as of September 30, 2015.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2014	148,398	$27.11
Granted	218,639	$17.22
Vested	(106,342)	$22.24
Forfeited	(8,768)	$28.21
Non-vested stock at September 30, 2015	251,927	$20.55

As of September 30, 2015, we had unrecognized compensation expense of approximately $4.7 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.4 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation expense	$531	$573	$2,036	$2,192

Stock Options

At September 30, 2015, there is no unrecognized compensation expense as all stock option awards have fully vested.  The following table represents stock option activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2014	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—
Outstanding options at September 30, 2015	51,000	$17.80	0.8
Options exercisable at September 30, 2015	51,000	$17.80	0.8

The closing price of our common stock at September 30, 2015 was $16.72. All options outstanding at September 30, 2015 have grant date fair values that exceed the September 30, 2015 closing stock price.

(6) Income per Share

Income per common share for the three and nine months ended September 30, 2015 and 2014 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was only 0.7% of total outstanding shares and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic net income per share:
Net income	$14,772	$15,300	$32,338	$38,462
Weighted average number of common shares outstanding	35,308	35,206	35,258	35,142
Net income per share of common stock – basic	$0.42	$0.43	$0.92	$1.09
Diluted net income per share:
Net income	$14,772	$15,300	$32,338	$38,462
Weighted average number of common shares outstanding	35,308	35,206	35,258	35,142
Effect of dilutive securities:
Effect of dilutive stock options	—	24	13	24
Effect of dilutive non-vested restricted stock	42	36	46	74
Weighted average number of common shares outstanding – diluted	35,350	35,266	35,317	35,240
Net income per share of common stock – diluted	$0.42	$0.43	$0.92	$1.09
Common shares excluded from the denominator as anti-dilutive:
Stock options	51	—	17	—
Non-vested restricted stock	17	—	7	—

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

As of September 30, 2015, we were in compliance with our financial covenants under the Credit Facility. At September 30, 2015, the Company could borrow up to an additional $345.7 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At September 30, 2015, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at September 30, 2015 was approximately 2.9%. At October 23, 2015, we had $355.0 million of available borrowings under our Credit Facility, net of $7.2 million of outstanding letters of credit.

(8) Senior Unsecured Notes

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2013	$628,546
Accretion of discount through December 31, 2014	1,055
Amortization of note premium through December 31, 2014	(887)
Balance at December 31, 2014	$628,714
Accretion of discount through September 30, 2015	791
Amortization of note premium through September 30, 2015	(665)
Balance at September 30, 2015	$628,840

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Revenues:
Equipment rentals	$118,055	$108,238	$328,072	$293,276
New equipment sales	66,552	80,758	175,465	240,886
Used equipment sales	29,111	25,198	83,113	85,940
Parts sales	28,968	29,009	84,400	83,182
Services revenues	16,727	15,622	47,452	45,372
Total segmented revenues	259,413	258,825	718,502	748,656
Non-segmented revenues	17,440	16,219	48,121	43,995
Total revenues	$276,853	$275,044	$766,623	$792,651
Segment Gross Profit:
Equipment rentals	$57,882	$54,703	$154,429	$141,489
New equipment sales	6,552	9,128	19,397	28,109
Used equipment sales	8,849	7,848	26,352	27,116
Parts sales	7,870	8,304	23,176	24,154
Services revenues	11,145	10,266	31,435	29,508
Total segmented gross profit	92,298	90,249	254,789	250,376
Non-segmented gross profit	539	817	792	2,542
Total gross profit	$92,837	$91,066	$255,581	$252,918

	Balances at
	September 30,	December 31,
	2015	2014
Segment identified assets:
Equipment sales	$80,804	$114,664
Equipment rentals	912,026	889,706
Parts and services	22,173	19,324
Total segment identified assets	1,015,003	1,023,694
Non-segment identified assets	317,971	335,110
Total assets	$1,332,974	$1,358,804

The Company operates primarily in the United States and our sales to international customers for the three and nine month periods ended September 30, 2015 were 0.5% and 0.6%, respectively, of total revenues compared to 1.6% of total revenues for each of the three and nine month periods ended September 30, 2014. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

(10) Condensed Consolidating Financial Information of Guarantor Subsidiaries

All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by GNE Investments, Inc. and its wholly‑owned subsidiary Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E California Holding, Inc., H&E Equipment Services (Mid-Atlantic), Inc. and H&E Finance Corp. The guarantor subsidiaries are all wholly‑owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.

The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp. are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$9,187	$—	$—	$9,187
Receivables, net	126,864	19,743	—	146,607
Inventories, net	93,282	9,695	—	102,977
Prepaid expenses and other assets	12,679	169	—	12,848
Rental equipment, net	764,056	147,970	—	912,026
Property and equipment, net	101,822	11,695	—	113,517
Deferred financing costs, net	4,615	—	—	4,615
Investment in guarantor subsidiaries	214,165	—	(214,165)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,328,341	$218,798	$(214,165)	$1,332,974
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$249,588	$—	$—	$249,588
Accounts payable	51,073	2,867	—	53,940
Manufacturer flooring plans payable	59,904	—	—	59,904
Accrued expenses payable and other liabilities	49,225	(162)	—	49,063
Dividends payable	44	(28)	—	16
Senior unsecured notes	628,840	—	—	628,840
Capital leases payable	—	1,956	—	1,956
Deferred income taxes	147,760	—	—	147,760
Deferred compensation payable	2,157	—	—	2,157
Total liabilities	1,188,591	4,633	—	1,193,224
Stockholders’ equity	139,750	214,165	(214,165)	139,750
Total liabilities and stockholders’ equity	$1,328,341	$218,798	$(214,165)	$1,332,974

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$15,861	$—	$—	$15,861
Receivables, net	137,197	27,138	—	164,335
Inventories, net	123,410	10,577	—	133,987
Prepaid expenses and other assets	9,027	119	—	9,146
Rental equipment, net	748,353	141,353	—	889,706
Property and equipment, net	98,279	11,629	—	109,908
Deferred financing costs, net	4,664	—	—	4,664
Investment in guarantor subsidiaries	216,540	—	(216,540)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,355,002	$220,342	$(216,540)	$1,358,804
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$259,919	$—	$—	$259,919
Accounts payable	50,661	2,680	—	53,341
Manufacturer flooring plans payable	93,600	—	—	93,600
Dividends payable	23	(23)	—	—
Accrued expenses payable and other liabilities	61,502	(954)	—	60,548
Senior unsecured notes	628,714	—	—	628,714
Capital leases payable	—	2,099	—	2,099
Deferred income taxes	125,110	—	—	125,110
Deferred compensation payable	2,106	—	—	2,106
Total liabilities	1,221,635	3,802	—	1,225,437
Stockholders’ equity	133,367	216,540	(216,540)	133,367
Total liabilities and stockholders’ equity	$1,355,002	$220,342	$(216,540)	$1,358,804

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$96,768	$21,287	$—	$118,055
New equipment sales	57,311	9,241	—	66,552
Used equipment sales	22,124	6,987	—	29,111
Parts sales	25,429	3,539	—	28,968
Services revenues	14,206	2,521	—	16,727
Other	14,110	3,330	—	17,440
Total revenues	229,948	46,905	—	276,853
Cost of revenues:
Rental depreciation	34,194	6,769	—	40,963
Rental expense	15,705	3,505	—	19,210
New equipment sales	51,569	8,431	—	60,000
Used equipment sales	15,501	4,761	—	20,262
Parts sales	18,547	2,551	—	21,098
Services revenues	4,811	771	—	5,582
Other	13,657	3,244	—	16,901
Total cost of revenues	153,984	30,032	—	184,016
Gross profit:
Equipment rentals	46,869	11,013	—	57,882
New equipment sales	5,742	810	—	6,552
Used equipment sales	6,623	2,226	—	8,849
Parts sales	6,882	988	—	7,870
Services revenues	9,395	1,750	—	11,145
Other	453	86	—	539
Gross profit	75,964	16,873	—	92,837
Selling, general and administrative expenses	44,810	9,894	—	54,704
Equity in earnings of guarantor subsidiaries	3,663	—	(3,663)	—
Gain on sales of property and equipment, net	232	107	—	339
Income from operations	35,049	7,086	(3,663)	38,472
Other income (expense):
Interest expense	(10,023)	(3,458)	—	(13,481)
Other, net	466	35	—	501
Total other expense, net	(9,557)	(3,423)	—	(12,980)
Income before income taxes	25,492	3,663	(3,663)	25,492
Income tax expense	10,720	—	—	10,720
Net income	$14,772	$3,663	$(3,663)	$14,772

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$89,965	$18,273	$—	$108,238
New equipment sales	67,626	13,132	—	80,758
Used equipment sales	21,010	4,188	—	25,198
Parts sales	25,394	3,615	—	29,009
Services revenues	13,273	2,349	—	15,622
Other	13,231	2,988	—	16,219
Total revenues	230,499	44,545	—	275,044
Cost of revenues:
Rental depreciation	31,578	6,076	—	37,654
Rental expense	12,761	3,120	—	15,881
New equipment sales	59,904	11,726	—	71,630
Used equipment sales	14,751	2,599	—	17,350
Parts sales	18,167	2,538	—	20,705
Services revenues	4,477	879	—	5,356
Other	12,475	2,927	—	15,402
Total cost of revenues	154,113	29,865	—	183,978
Gross profit:
Equipment rentals	45,626	9,077	—	54,703
New equipment sales	7,722	1,406	—	9,128
Used equipment sales	6,259	1,589	—	7,848
Parts sales	7,227	1,077	—	8,304
Services revenues	8,796	1,470	—	10,266
Other	756	61	—	817
Gross profit	76,386	14,680	—	91,066
Selling, general and administrative expenses	42,274	9,311	—	51,585
Equity in earnings of guarantor subsidiaries	2,304	—	(2,304)	—
Gain on sales of property and equipment, net	381	131	—	512
Income from operations	36,797	5,500	(2,304)	39,993
Other income (expense):
Interest expense	(9,936)	(3,235)	—	(13,171)
Other, net	254	39	—	293
Total other expense, net	(9,682)	(3,196)	—	(12,878)
Income before income taxes	27,115	2,304	(2,304)	27,115
Income tax expense	11,815	—	—	11,815
Net income	$15,300	$2,304	$(2,304)	$15,300

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$271,270	$56,802	$—	$328,072
New equipment sales	156,657	18,808	—	175,465
Used equipment sales	66,072	17,041	—	83,113
Parts sales	73,516	10,884	—	84,400
Services revenues	40,279	7,173	—	47,452
Other	39,012	9,109	—	48,121
Total revenues	646,806	119,817	—	766,623
Cost of revenues:
Rental depreciation	101,237	19,884	—	121,121
Rental expense	43,301	9,221	—	52,522
New equipment sales	139,121	16,947	—	156,068
Used equipment sales	45,672	11,089	—	56,761
Parts sales	53,435	7,789	—	61,224
Services revenues	13,719	2,298	—	16,017
Other	38,211	9,118	—	47,329
Total cost of revenues	434,696	76,346	—	511,042
Gross profit (loss):
Equipment rentals	126,732	27,697	—	154,429
New equipment sales	17,536	1,861	—	19,397
Used equipment sales	20,400	5,952	—	26,352
Parts sales	20,081	3,095	—	23,176
Services revenues	26,560	4,875	—	31,435
Other	801	(9)	—	792
Gross profit	212,110	43,471	—	255,581
Selling, general and administrative expenses	135,966	26,618	—	162,584
Equity in earnings of guarantor subsidiaries	7,023	—	(7,023)	—
Gain on sales of property and equipment, net	1,306	463	—	1,769
Income from operations	84,473	17,316	(7,023)	94,766
Other income (expense):
Interest expense	(30,261)	(10,414)	—	(40,675)
Other, net	962	121	—	1,083
Total other expense, net	(29,299)	(10,293)	—	(39,592)
Income before income taxes	55,174	7,023	(7,023)	55,174
Income tax expense	22,836	—	—	22,836
Net income	$32,338	$7,023	$(7,023)	$32,338

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$247,138	$46,138	$—	$293,276
New equipment sales	209,437	31,449	—	240,886
Used equipment sales	68,645	17,295	—	85,940
Parts sales	72,341	10,841	—	83,182
Services revenues	38,701	6,671	—	45,372
Other	36,368	7,627	—	43,995
Total revenues	672,630	120,021	—	792,651
Cost of revenues:
Rental depreciation	89,401	16,700	—	106,101
Rental expense	37,712	7,974	—	45,686
New equipment sales	184,663	28,114	—	212,777
Used equipment sales	46,719	12,105	—	58,824
Parts sales	51,455	7,573	—	59,028
Services revenues	13,395	2,469	—	15,864
Other	33,854	7,599	—	41,453
Total cost of revenues	457,199	82,534	—	539,733
Gross profit:
Equipment rentals	120,025	21,464	—	141,489
New equipment sales	24,774	3,335	—	28,109
Used equipment sales	21,926	5,190	—	27,116
Parts sales	20,886	3,268	—	24,154
Services revenues	25,306	4,202	—	29,508
Other	2,514	28	—	2,542
Gross profit	215,431	37,487	—	252,918
Selling, general and administrative expenses	127,244	25,080	—	152,324
Equity in earnings of guarantor subsidiaries	4,116	—	(4,116)	—
Gain on sales of property and equipment, net	1,535	397	—	1,932
Income from operations	93,838	12,804	(4,116)	102,526
Other income (expense):
Interest expense	(29,920)	(8,823)	—	(38,743)
Other, net	808	135	—	943
Total other expense, net	(29,112)	(8,688)	—	(37,800)
Income before income taxes	64,726	4,116	(4,116)	64,726
Income tax expense	26,264	—	—	26,264
Net income	$38,462	$4,116	$(4,116)	$38,462

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$32,338	$7,023	$(7,023)	$32,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	15,710	2,185	—	17,895
Depreciation of rental equipment	101,237	19,884	—	121,121
Amortization of deferred financing costs	774	—	—	774
Accretion of note discount, net of premium amortization	126	—	—	126
Provision for losses on accounts receivable	2,236	210	—	2,446
Provision for inventory obsolescence	201	—	—	201
Increase in deferred income taxes	22,650	—	—	22,650
Stock-based compensation expense	2,036	—	—	2,036
Tax deficiency from stock-based awards	(136)	—	—	(136)
Gain from sales of property and equipment, net	(1,306)	(463)	—	(1,769)
Gain from sales of rental equipment, net	(19,366)	(5,596)	—	(24,962)
Equity in earnings of guarantor subsidiaries	(7,023)	—	7,023	—
Changes in operating assets and liabilities:
Receivables	8,097	7,185	—	15,282
Inventories	(16,696)	(1,977)	—	(18,673)
Prepaid expenses and other assets	(3,652)	(50)	—	(3,702)
Accounts payable	412	187	—	599
Manufacturer flooring plans payable	(33,696)	—	—	(33,696)
Accrued expenses payable and other liabilities	(12,276)	792	—	(11,484)
Deferred compensation payable	51	—	—	51
Net cash provided by operating activities	91,717	29,380	—	121,097
Cash flows from investing activities:
Purchases of property and equipment	(19,997)	(2,320)	—	(22,317)
Purchases of rental equipment	(104,735)	(32,449)	—	(137,184)
Proceeds from sales of property and equipment	2,050	532	—	2,582
Proceeds from sales of rental equipment	53,784	14,403	—	68,187
Investment in subsidiaries	9,398	—	(9,398)	—
Net cash used in investing activities.	(59,500)	(19,834)	(9,398)	(88,732)
Cash flows from financing activities:
Purchases of treasury stock	(470)	—	—	(470)
Borrowings on senior secured credit facility	768,572	—	—	768,572
Payments on senior secured credit facility	(778,903)	—	—	(778,903)
Payments of deferred financing costs	(725)	—	—	(725)
Dividends paid	(27,365)	(5)	—	(27,370)
Payments on capital lease obligations	—	(143)	—	(143)
Capital contributions	—	(9,398)	9,398	—
Net cash used in financing activities	(38,891)	(9,546)	9,398	(39,039)
Net decrease in cash	(6,674)	—	—	(6,674)
Cash, beginning of period	15,861	—	—	15,861
Cash, end of period	$9,187	$—	$—	$9,187

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$38,462	$4,116	$(4,116)	$38,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	13,122	1,791	—	14,913
Depreciation of rental equipment	89,401	16,700	—	106,101
Amortization of deferred financing costs	714	—	—	714
Accretion of note discount, net of premium amortization	126	—	—	126
Provision for losses on accounts receivable	1,794	343	—	2,137
Provision for inventory obsolescence	156	—	—	156
Increase in deferred income taxes	23,582	—	—	23,582
Stock-based compensation expense	2,192	—	—	2,192
Gain from sales of property and equipment, net	(1,535)	(397)	—	(1,932)
Gain from sales of rental equipment, net	(20,379)	(5,071)	—	(25,450)
Equity in earnings of guarantor subsidiaries	(4,116)	-	4,116	—
Changes in operating assets and liabilities:
Receivables	(11,253)	(5,433)	—	(16,686)
Inventories	(72,018)	(20,435)	—	(92,453)
Prepaid expenses and other assets	(1,841)	(21)	—	(1,862)
Accounts payable	11,217	10,951	—	22,168
Manufacturer flooring plans payable	43,352	—	—	43,352
Accrued expenses payable and other liabilities	(9,043)	96	—	(8,947)
Deferred compensation payable	49	—	—	49
Net cash provided by operating activities	103,982	2,640	—	106,622
Cash flows from investing activities:
Purchases of property and equipment	(23,372)	(1,614)	—	(24,986)
Purchases of rental equipment	(223,174)	(51,102)	—	(274,276)
Proceeds from sales of property and equipment	1,775	397	—	2,172
Proceeds from sales of rental equipment	55,780	15,813	—	71,593
Investment in subsidiaries	(33,999)	—	33,999	—
Net cash used in investing activities.	(222,990)	(36,506)	33,999	(225,497)
Cash flows from financing activities:
Purchase of treasury stock	(1,467)	—	—	(1,467)
Excess tax benefit from stock-based awards	556	—	—	556
Borrowings on senior secured credit facility	917,301	—	—	917,301
Payments on senior secured credit facility	(799,276)	—	—	(799,276)
Payments of deferred financing costs	(909)	—	—	(909)
Dividends paid	(9,517)	—	—	(9,517)
Payments on capital lease obligations	—	(133)	—	(133)
Capital contributions	—	33,999	(33,999)	—
Net cash provided by financing activities	106,688	33,866	(33,999)	106,555
Net decrease in cash	(12,320)	—	—	(12,320)
Cash, beginning of period	17,607	—	—	17,607
Cash, end of period	$5,287	$—	$—	$5,287

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2015, and its results of operations for the three and nine month periods ended September 30, 2015, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Background

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and services support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross‑selling opportunities among our new and used equipment sales, rental, parts sales and services operations.

As of October 23, 2015, we operated 73 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the nine months ended September 30, 2015. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine month period ended September 30, 2015, approximately 42.8% of our total revenues were attributable to equipment rentals, 22.9% of our total revenues were attributable to new equipment sales, 10.8% were attributable to used equipment sales, 11.0% were attributable to parts sales, 6.2% were attributable to our services revenues and 6.3% were attributable to non-segmented other revenues.

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

Used Equipment Sales. We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet. The remainder of our used equipment sales revenues comes from the sale of inventoried equipment that we acquire through trade-ins from our equipment customers and selective purchases of high‑quality used equipment. Our policy is not to offer specified price trade‑in arrangements on equipment for sale. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide us with a profitable distribution channel for the disposal of rental equipment. We recognize revenue for the sale of used equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.

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

Services. We derive our services revenues from maintenance and repair services to customers for their owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventative maintenance services to industrial customers.  Our after‑market service provides a high-margin, relatively stable source of revenue through changing economic cycles. We recognize services revenues at the time services are rendered and collectibility is reasonably assured.

Our non-segmented other revenues relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments. We recognize non-segmented other revenues at the time of billing and after the related services have been provided.

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2015, our total cost of revenues was $511.0 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2015, our selling, general and administrative expenses were $162.6 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2015 was $912.0 million, or approximately 68.4% of our total assets. Our rental fleet as of September 30, 2015 consisted of 27,425 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.3 billion. As of September 30, 2015, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	17,985	65.6%	$787.4	60.3%	36.4
Cranes	423	1.5%	142.7	10.9%	40.1
Earthmoving	3,030	11.0%	276.2	21.2%	19.5
Industrial Lift Trucks	866	3.2%	32.2	2.5%	29.4
Other	5,121	18.7%	66.5	5.1%	23.8
Total	27,425	100.0%	$1,305.0	100.0%	32.0

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

The original acquisition cost of our gross rental fleet increased by approximately $61.9 million, or 5.0%, for the nine month period ended September 30, 2015. The average age of our rental fleet equipment increased by approximately 0.3 months for the nine months ended September 30, 2015.

Our average rental rates for the nine month period ended September 30, 2015 were 1.5% higher than in the nine month period ended September 30, 2014. Our average rental rates for the three month period ended September 30, 2015 were 1.0% higher than in the three month period ended September 30, 2014 and approximately 1.4% higher than the three month period ended June 30, 2015 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the nine months ended September 30, 2015 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward‑Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10‑K for the year ended December 31, 2014.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine months ended September 30, 2015 and 2014. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues.

			Total	Total
	Three Months Ended		Dollar	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$118,055	$108,238	$9,817	9.1%
New equipment sales	66,552	80,758	(14,206)	(17.6)%
Used equipment sales	29,111	25,198	3,913	15.5%
Parts sales	28,968	29,009	(41)	(0.1)%
Services revenues	16,727	15,622	1,105	7.1%
Non-Segmented revenues	17,440	16,219	1,221	7.5%
Total revenues	$276,853	$275,044	$1,809	0.7%

Total Revenues. Our total revenues were approximately $276.9 million for the three month period ended September 30, 2015 compared to $275.0 million for the three month period ended September 30, 2014, an increase of $1.8 million, or 0.7%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended September 30, 2015 increased $9.8 million, or 9.1%, to approximately $118.1 million from $108.2 million in the three month period ended September 30, 2014. Rental revenues from earthmoving equipment and aerial work platforms increased $5.0 million and $4.4 million, respectively, while rental revenues from cranes increased $0.4 million and lift truck rental revenues increased $0.2 million. Other equipment rental revenues decreased approximately $0.1 million. Our average rental rates for the three month period ended September 30, 2015 increased 1.0% compared to the same three month period last year and increased approximately 1.4% from the three month period ended June 30, 2015.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2015 was 36.4% compared to 36.9% in the three month period ended September 30, 2014, a decrease of 0.5%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization, which was partially offset by a 1.0% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 73.7% for the three month period ended September 30, 2015 compared to 74.1% in the three month period ended September 30, 2014, a decrease of 0.4%. The decrease in equipment rental time utilization based on original equipment cost is largely reflective of decreased rental activity among the Company’s customers operating in the Company’s oil and gas markets in the current three month period ended September 30, 2015 compared to the same period last year. Our rental equipment time utilization based on the number of rental equipment units available for rent was 70.2% for the three month period ended September 30, 2015, compared to 68.3% in the same period last year, an increase of 1.9%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2015 decreased $14.2 million, or 17.6%, to $66.6 million from $80.8 million for the three month period ended September 30, 2014, largely as a result of a $19.0 million decrease in new crane sales. The decrease in new crane sales is due primarily to decreased demand for new cranes within the Company’s oil and gas markets. Sales of new aerial work platform equipment decreased $1.5 million. Partially offsetting these decreases were a $2.2 million increase in sales of new earthmoving equipment and a $3.9 million increase in new other equipment sales. New lift truck equipment sales increased $0.2 million.

Used Equipment Sales Revenues. Our used equipment sales increased $3.9 million, or 15.5%, to $29.1 million for the three month period ended September 30, 2015, from $25.2 million for the same three month period in 2014. Sales of used cranes and used earthmoving equipment increased $1.6 million and $1.5 million, respectively, and sales of used aerial work platform equipment increased $1.4 million. Partially offsetting these increases was a decrease in used lift truck sales of $0.6 million.

Parts Sales Revenues. Our parts sales for the three month period ended September 30, 2015 were approximately $29.0 million, a decrease of $41,000 compared to the same three month period last year.

Services Revenues. Our services revenues for the three month period ended September 30, 2015 increased $1.1 million, or 7.1%, to $16.7 million from $15.6 million for the same three month period last year. The increase in services revenues was due primarily to higher demand for earthmoving and other equipment services.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended September 30, 2015, our other revenues were $17.4 million, an increase of $1.2 million, or 7.5%, from $16.2 million in the same three month period in 2014. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with our increased equipment rental activity.

Gross Profit.

			Total	Total
			Dollar	Percentage
	Three Months Ended		Change	Change
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$57,882	$54,703	$3,179	5.8%
New equipment sales	6,552	9,128	(2,576)	(28.2)%
Used equipment sales	8,849	7,848	1,001	12.8%
Parts sales	7,870	8,304	(434)	(5.2)%
Services revenues	11,145	10,266	879	8.6%
Non-Segmented revenues	539	817	(278)	(34.0)%
Total gross profit	$92,837	$91,066	$1,771	1.9%

Total Gross Profit. Our total gross profit was $92.8 million for the three month period ended September 30, 2015 compared to approximately $91.1 million for the same three month period in 2014, an increase of 1.8 million, or 1.9%. Total gross profit margin for the three month period ended September 30, 2015 was 33.5%, an increase of 0.4% from the 33.1% gross profit margin for the same three month period in 2014. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended September 30, 2015 increased $3.2 million, or 5.8%, to $57.9 million from $54.7 million in the same three month period in 2014. The increase in equipment rentals gross profit was the result of a $9.8 million increase in rental revenues for the three month period ended September 30, 2015, which was partially offset by a $3.3 million increase in rental expenses and a $3.3 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2015 compared to 2014. Our fleet size as measured by original equipment cost increased $108.0 million, or 9.0%, from September 30, 2014 to September 30, 2015. Gross profit margin on equipment rentals for the three month period ended September 30, 2015 was approximately 49.0% compared to 50.5% for the same period in 2014, a decrease of 1.5%, which resulted largely from higher rental expenses. As a percentage of equipment rental revenues, rental expenses were 16.3% for the three month period ended September 30, 2015 compared to 14.7% for the same period last year, an increase of 1.6%, primarily due to the larger fleet size. Depreciation expense was 34.7% of equipment rental revenues for the three month period ended September 30, 2015 compared to 34.8% for the same period in 2014, a decrease of 0.1%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2015 decreased $2.6 million, or 28.2%, to approximately $6.6 million compared to $9.1 million for the same three month period in 2014 on a total new equipment sales decrease of $14.2 million. Gross profit margin on new equipment sales for the three month period ended September 30, 2015 was 9.8%, a decrease of 1.5% from 11.3% in the same three month period in 2014, as a result of the mix of new equipment sold and lower gross margins on new crane sales in the current year period compared to the same period last year. The lower gross margin on new crane sales is reflective of the lower demand for new cranes.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2015 increased $1.0 million, or 12.8%, to $8.8 million from $7.8 million in the same period in 2014 on a used equipment sales increase of $3.9 million. Gross profit margin on used equipment sales for the three month period ended September 30, 2015 was 30.4%, down 0.7% from 31.1% for the same three month period in 2014, primarily as a result of the mix of used equipment sold and lower used earthmoving and used aerial work platform equipment gross margins. Our used equipment sales from the rental fleet, which comprised approximately 81.7% and 75.6% of our used equipment sales for the three month periods ended September 30, 2015 and 2014, respectively, were approximately 152.5%  and 161.8% of net book value for the three month periods ended September 30, 2015 and 2014, respectively.

Parts Sales Gross Profit. For the three month period ended September 30, 2015, our parts sales gross profit decreased $0.4 million, or 5.2%, to approximately $7.9 million from $8.3 million for the same three month period in 2014 on a $41,000 decrease in parts sales revenues. Gross profit margin for the three month period ended September 30, 2015 was 27.2%, a decrease of approximately 1.4% from 28.6% in the same three month period in 2014, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended September 30, 2015, our services revenues gross profit increased $0.9 million, or 8.6%, to approximately $11.1 million from $10.3 million for the same three month period in 2014 on a $1.1 million increase in services revenues. Gross profit margin for the three month period ended September 30, 2015 was 66.6%, an increase of 0.9% from 65.7% in the same three month period in 2014, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased $0.3 million, or 34.0%, to a gross profit of $0.5 million for the three month period ended September 30, 2015 compared to $0.8 million gross profit for the same period in 2014 on a $1.2 million increase in non-segmented other revenues. Gross margin for the three month period ended September 30, 2015 was 3.1% compared to a gross margin of 5.0% in the same three month period last year, a decrease of 1.9%, primarily reflective of higher cost transportation activities in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $3.1 million, or approximately 6.1%, to $54.7 million for the three month period ended September 30, 2015 compared to $51.6 million for the three month period ended September 30, 2014. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee expenses increased approximately $1.0 million, primarily as a result of a larger workforce. Liability insurance costs increased approximately $0.5 million and facility related costs increased $0.6 million. Depreciation and software amortization expense increased $0.3 million. Leasing costs increased $0.3 million and bad debt expense increased approximately $0.3 million. Of the $3.1 million increase in SG&A expenses, approximately $1.4 million was attributable to branches opened since July 1, 2014 with less than three full months of comparable operations in the third quarters of 2014 and 2015. As a percentage of total revenues, SG&A expenses were 19.8% for the three month period ended September 30, 2015, an increase of 1.0% from 18.8% for the same three month period in 2014, primarily as a result of the cost increases noted above.

Other Income (Expense). For the three month period ended September 30, 2015, our net other expenses increased $0.1 million to $13.0 million compared to $12.9 million for the same three month period in 2014.  Interest expense was $13.5 million for the three month period ended September 30, 2015 compared to approximately $13.2 million for the three month period ended September 30, 2014, an increase of $0.3 million. The increase in interest expense is substantially due to higher interest costs on the Credit Facility as a result of higher average borrowings in 2015 compared to 2014 combined with increased unused commitment fees as a result of the recent amendment to the Credit Facility, which increased borrowing availability by $200 million. Miscellaneous other income increased $0.2 million to $0.5 million for the three month period ended September 30, 2015 compared to $0.3 million for the three month period ended September 30, 2014.

Income Taxes. We recorded income tax expense of approximately $10.7 million for the three month period ended September 30, 2015 compared to income tax expense of $11.8 million for the three month period ended September 30, 2014. Our effective income tax rate was approximately 42.1% for the three month period ended September 30, 2015 compared to 43.6% for the same three month period last year. The decrease in our effective tax rate is primarily due to the impact of permanent differences in relation to current year pre-tax income. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2015 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues.

			Total	Total
	Nine Months Ended		Dollar	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$328,072	$293,276	$34,796	11.9%
New equipment sales	175,465	240,886	(65,421)	(27.2)%
Used equipment sales	83,113	85,940	(2,827)	(3.3)%
Parts sales	84,400	83,182	1,218	1.5%
Services revenues	47,452	45,372	2,080	4.6%
Non-Segmented revenues	48,121	43,995	4,126	9.4%
Total revenues	$766,623	$792,651	$(26,028)	(3.3)%

Total Revenues. Our total revenues were $766.6 million for the nine month period ended September 30, 2015 compared to approximately $792.7 million for the nine month period ended September 30, 2014, a decrease of $26.0 million, or 3.3%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the nine month period ended September 30, 2015 increased $34.8 million, or 11.9%, to $328.1 million from $293.3 million in the nine month period ended September 30, 2014. Rental revenues from aerial work platforms increased $18.3 million, while rental revenues from earthmoving equipment increased $14.1 million. Rental revenues from other equipment increased $1.4 million and rental revenues from cranes increased $0.9 million. Our average rental rates for the nine month period ended September 30, 2015 increased 1.5% compared to the same nine month period last year.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2015 was 34.3% compared to 35.9% in the nine month period ended September 30, 2014, a decrease of approximately 1.6%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization, which was partially offset by a 1.5% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 70.5% for the nine month period ended September 30, 2015 compared to approximately 72.1% in the nine month period ended September 30, 2014, a decrease of 1.6%. The decrease in equipment rental time utilization based on original equipment cost is largely reflective of extreme winter weather in the first quarter of 2015 and unusually inclement weather conditions in the second quarter of 2015 in many of our regions combined with decreased rental activity among the Company’s customers operating in the oil and gas markets during the first three quarters of 2015. Rental equipment time utilization based on the number of rental equipment units available for rent was 67.4% for the nine month period ended September 30, 2015, compared to approximately 66.7% in the same period last year, an increase of 0.7%.

New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2015 decreased $65.4 million, or 27.2%, to $175.5 million from $240.9 million for the nine month period ended September 30, 2014, largely as a result of a $69.4 million decrease in new crane sales. The decrease in new crane sales is due primarily to decreased demand for new cranes among the Company’s customers operating in the oil and gas markets. Sales of new aerial work platform equipment decreased $8.3 million. Partially offsetting these decreases were increases in new earthmoving equipment and new other equipment sales of $5.3 million and $7.0 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales decreased $2.8 million, or 3.3%, to $83.1 million for the nine month period ended September 30, 2015, from $85.9 million for the same nine month period in 2014. Sales of used aerial work platform equipment decreased $3.4 million and sales of used cranes decreased $0.7 million, while sales of used lift trucks decreased $0.5 million. Used other equipment sales and used earthmoving equipment sales increased $1.4 million and $0.4 million, respectively. The overall decrease in used equipment sales is largely due to the Company having a younger fleet compared to last year, in particular during the first half of the current year, resulting in less equipment being at an age at which it is typically sold in the normal fleet life cycle.

Parts Sales Revenues. Our parts sales increased $1.2 million, or 1.5%, to $84.4 million for the nine month period ended September 30, 2015 from $83.2 million for the same nine month period in 2014. The increase in parts revenues was driven by higher demand for earthmoving equipment parts and aerial work platform equipment parts.

Services Revenues. Our services revenues for the nine month period ended September 30, 2015 increased $2.1 million, or 4.6%, to $47.5 million from $45.4 million for the same nine month period last year. The increase in services revenues was due to higher demand for services.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine month period ended September 30, 2015, our other revenues were $48.1 million, an increase of $4.1 million, or 9.4%, from $44.0 million in the same nine month period in 2014. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with our increased equipment rental activity.

Gross Profit.

			Total	Total
			Dollar	Percentage
	Nine Months Ended		Change	Change
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$154,429	$141,489	$12,940	9.1%
New equipment sales	19,397	28,109	(8,712)	(31.0)%
Used equipment sales	26,352	27,116	(764)	(2.8)%
Parts sales	23,176	24,154	(978)	(4.0)%
Services revenues	31,435	29,508	1,927	6.5%
Non-Segmented revenues	792	2,542	(1,750)	(68.8)%
Total gross profit	$255,581	$252,918	$2,663	1.1%

Total Gross Profit. Our total gross profit was $255.6 million for the nine month period ended September 30, 2015 compared to $252.9 million for the same nine month period in 2014, an increase of approximately $2.7 million, or 1.1%. Total gross profit margin for the nine month period ended September 30, 2015 was 33.3%, an increase of 1.4% from the 31.9% gross profit margin for the same nine month period in 2014. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine month period ended September 30, 2015 increased $12.9 million, or 9.1%, to $154.4 million from $141.5 million in the same nine month period in 2014. The increase in equipment rentals gross profit was the result of a $34.8 million increase in rental revenues for the nine month period ended September 30, 2015, which was partially offset by a $6.8 million increase in rental expenses and a $15.0 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2015 compared to 2014. Our fleet size as measured by original equipment cost increased $108.0 million, or 9.0%, from September 30, 2014 to September 30, 2015. Gross profit margin on equipment rentals for the nine month period ended September 30, 2015 was approximately 47.1% compared to 48.2% for the same period in 2014, a decrease of 1.1%. As a percentage of equipment rental revenues, rental expenses were 16.0% for the nine month period ended September 30, 2015 compared to 15.6% for the same period last year, an increase of 0.4%. This percentage increase was primarily attributable to the larger fleet size. Depreciation expense was 36.9% of equipment rental revenues for the nine month period ended September 30, 2015 compared to 36.2% for the same period in 2014, an increase of 0.7%. The percentage increase in rental depreciation expense as a percentage of rental revenues was due to a larger fleet size and a higher original equipment cost of fleet composition compared to last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2015 decreased $8.7 million, or 31.0%, to $19.4 million compared to $28.1 million for the same nine month period in 2014 on a total new equipment sales decrease of $65.4 million. Gross profit margin on new equipment sales for the nine month period ended September 30, 2015 was 11.1%, a decrease of approximately 0.6% from 11.7% in the same nine month period in 2014, as a result of the mix of new equipment sold and lower gross margins on new crane and earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2015 decreased $0.8 million, or 2.8%, to approximately $26.4 million from $27.1 million in the same period in 2014 on a used equipment sales decrease of $2.8 million. Gross profit margin on used equipment sales for the nine month period ended September 30, 2015 was 31.7%, up 0.1% from 31.6% for the same nine month period in 2014. Our used equipment sales from the rental fleet, which comprised approximately 82.0% and 83.3% of our used equipment sales for the nine month periods ended September 30, 2015 and 2014, respectively, were approximately 157.8%  and 155.2% of net book value for the nine month periods ended September 30, 2015 and 2014, respectively.

Parts Sales Gross Profit. For the nine month period ended September 30, 2015, our parts sales revenue gross profit decreased $1.0 million, or 4.0%, to $23.2 million from approximately $24.2 million for the same nine month period in 2014 on a $1.2 million increase in parts sales revenues. Gross profit margin for the nine month period ended September 30, 2015 was 27.5%, a decrease of approximately 1.5% from 29.0% in the same nine month period in 2014, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the nine month period ended September 30, 2015, our services revenues gross profit increased approximately $1.9 million, or 6.5%, to $31.4 million from $29.5 million for the same nine month period in 2014 on a $2.1 million increase in services revenues. Gross profit margin for the nine month period ended September 30, 2015 was 66.2%, up 1.2% from 65.0% in the same nine month period in 2014, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased approximately $1.8 million, or 68.8%, to a gross profit of approximately $0.8 million for the nine month period ended September 30, 2015, compared to $2.5 million in gross profit for the same period in 2014, on a $4.1 million increase in non-segmented other revenues. Gross margin for the nine month period ended September 30, 2015 was 1.6% compared to a gross margin of 5.8% in the same nine month period last year, a decrease of 4.2%, primarily reflective of higher costs and lower margins on hauling revenues, which were impacted by higher equipment transfer costs in the current period, especially in the first six months of the current year, compared to last year.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $10.3 million, or 6.7%, to $162.6 million for the nine month period ended September 30, 2015 compared to $152.3 million for the nine month period ended September 30, 2014. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee expenses increased approximately $3.4 million, primarily as a result of a larger workforce. Professional and other service fees increased $1.5 million. Depreciation and software amortization expense increased $1.0 million. Warranty and miscellaneous third-party service costs increased $1.0 million. Facility costs increased $1.0 million. Leasing costs increased $0.8 million while promotional and marketing related expenses increased $0.5 million. Liability insurance costs increased approximately $0.7 million and supplies expense increased $0.4 million. Bad debt expense increased $0.3 million. Fuel and utility costs decreased $0.2 million. Of the $10.3 million increase in SG&A expenses, approximately $2.6 million was attributable to branches opened since January 1, 2014 with less than nine full months of comparable operations (or no operations) in the first, second and third quarters of 2014 and 2015. As a percentage of total revenues, SG&A expenses were 21.2% for the nine month period ended September 30, 2015, an increase of 2.0% from 19.2% for the same nine month period in 2014, primarily as a result of the current year decrease in total revenues combined with the increase in costs noted above.

Other Income (Expense). For the nine month period ended September 30, 2015, our net other expenses increased $1.8 million to $39.6 million compared to $37.8 million for the same nine month period in 2014.  Interest expense was $40.7 million for the nine month period ended September 30, 2015 compared to $38.8 million for the nine month period ended September 30, 2014, an increase of $1.9 million. The increase in interest expense is substantially due to higher interest costs on the Credit Facility (as defined below) as a result of higher average borrowings in 2015 compared to 2014, combined with increased unused commitment fees as a result of the February 2015 amendment to the Credit Facility, which increased borrowing availability by $200 million. Additionally, interest expense on manufacturing flooring plans payable increased $0.2 million. Miscellaneous other income increased $0.2 million to $1.1 million for the nine month period ended September 30, 2015, compared to $0.9 million for the nine month period ended September 30, 2014.

Income Taxes. We recorded income tax expense of $22.8 million for the nine month period ended September 30, 2015 compared to income tax expense of approximately $26.3 million for the nine month period ended September 30, 2014. Our effective income tax rate was 41.4% for the nine month period ended September 30, 2015 compared to 40.6% for the same nine month period last year. The increase in our effective tax rate is primarily due to a decrease in favorable permanent differences in the relation to current year pre-tax income and state income tax discrete items. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2015 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the nine month period ended September 30, 2015, the cash provided by our operating activities was $121.1 million. Our reported net income of $32.3 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $172.7 million. These cash flows from operating activities were also positively impacted by a $15.3 million decrease in receivables and a $0.6 million increase and a $0.1 million increase in accounts payable and deferred compensation payable, respectively. Partially offsetting these positive cash flows were an $18.7 million increase in inventories and a $33.7 million decrease in manufacturing flooring plans payable. Also decreasing our operating cash flows were a $11.5 million decrease in accrued expenses payable and other liabilities and a $3.7 million increase in prepaid expenses.

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

Cash flow from investing activities. For the nine month period ended September 30, 2015, cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of $88.7 million. This was a result of purchases of rental and non-rental equipment totaling $159.5 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $70.8 million.

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

Cash flow from financing activities. For the nine month period ended September 30, 2015, cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $39.0 million. Net payments under the Credit Facility were $10.3 million. Deferred financing costs paid totaled $0.7 million and dividends totaling $27.4 million, or $0.775 per common share, were paid during the nine month period ended September 30, 2015. Purchases of treasury stock were approximately $0.5 million and payments of capital lease obligations were $0.1 million.

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

At September 30, 2015, the Company could borrow up to an additional $345.7 million and remain in compliance with the debt covenants under the Company’s Credit Facility. At September 30, 2015, the interest rate on the Credit Facility was based on LIBOR plus 200 basis points. The weighted average interest rate at September 30, 2015, 2014 was approximately 2.9%. At October 23, 2015, we had $355.0 million of available borrowings under our Credit Facility, net of $7.2 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2015 were approximately $186.7 million, including $49.5 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2015 were $22.3 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of October 23, 2015, we had $355.0 million of available borrowings under the Credit Facility, net of $7.2 million of outstanding letters of credit.

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

Quarterly Dividend

On each of February 13, 2015 and May 18, 2015, the Company announced a quarterly dividend of $0.25 per share to stockholders of record, which were paid on March 9, 2015 and June 9, 2015, respectively, totaling approximately $17.6 million. On July 27, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.275 per share, an increase of $0.025 compared to the prior quarter, which was paid on September 9, 2015 to stockholders of record as of the close of business on August 24, 2015, totaling approximately $9.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans.  At September 30, 2015, we had total borrowings outstanding under the Credit Facility of approximately $249.6 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $2.5 million increase in interest expense on an annualized basis. At October 23, 2015, we had $355.0 million of available borrowings under the Credit Facility, net of $7.2 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of September 30, 2015 on the fixed-

rate New Notes and Add-on Notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2015, 30,213 shares of non-vested stock that were issued in 2012 vested at $18.63 per share. Certain holders of those vested shares returned an aggregate of 10,342 shares of common stock to the Company during the quarter ended September 30, 2015 as payment for their respective withholding taxes. This resulted in an addition of 10,342 shares to treasury stock. Also, on July 1, 2015, 25,900 shares of non-vested stock that were issued in 2013 vested at $18.63 per share. Certain holders of those vested shares returned an aggregate of 8,777 shares of common stock to the Company during the quarter ended September 30, 2015 as payment for their respective withholding taxes. This resulted in an addition of 8,777 shares to treasury stock.

On August 1, 2015, 19,200 shares of non-vested stock that were issued in 2014 vested at $18.00 per share. Certain holders of those vested shares returned an aggregate of 6,365 shares of common stock to the Company during the quarter ended September 30, 2015 as payment for their respective withholding taxes. This resulted in an addition of 6,365 shares to treasury stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Restrictive Covenant Agreement, dated August 14, 2015, by and between the Company and Bradley W. Barber.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: October 29, 2015	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: October 29, 2015	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Restrictive Covenant Agreement, dated August 14, 2015, by and between the Company and Bradley W. Barber.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).