Form 10-K
period 2015-12-31
H&E Equipment Services, Inc.
filed 2016-02-25
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $622,994,245 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 17, 2016, there were 35,467,821 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2015.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;
•	our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve;
•	the impact of conditions in the global credit and commodity markets and their effect on construction spending and the economy in general;
•	relationships with equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness;
•	risks associated with the expansion of our business;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and
•	other factors discussed under Item 1A - Risk Factors or elsewhere in this Annual Report on Form 10-K.

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

For the year ended December 31, 2015, we generated total revenues of approximately $1.0 billion. The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2015 by business segment (see note 17 to our consolidated financial statements for further information regarding our business segments):

We have operated, through our predecessor companies, as an integrated equipment services company for approximately 55 years and have built an extensive infrastructure that as of February 18, 2016 includes 77 full-service facilities located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Products and Services

Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2015, consisted of 27,597 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.3 billion and an average age of approximately 31.4 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.

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

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2015, approximately 84.1% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and services business for us.

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

Industry Background

Although there has been some consolidation within the industry, including the acquisition of Rental Services Corporation by United Rentals, Inc. in 2012, the U.S. construction equipment distribution industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, demand for rental equipment and additional, region-specific factors. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include United Rentals, Sunbelt Rentals, Neff Rentals and Hertz Equipment Rental. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies, which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment services company, we rent, sell and provide parts and services support. Although many of the historically pure equipment rental companies also provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our services and sales staff provides.

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

Well-Developed Infrastructure. We have built an infrastructure that as of February 18, 2016 included a network of 77 full-service facilities in 22 states, and a workforce that included a highly-skilled group of approximately 618 service technicians and an aggregate of 241 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business as well as the ability to quickly capitalize on new opportunities.

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

Experienced Management Team. Our senior management team is led by John M. Engquist, our Chief Executive Officer, who has approximately 41 years of industry experience. Our senior and regional managers have an average of approximately 22 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.

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

Managing the Life Cycle of Our Rental Equipment. We actively manage the size, quality, age and composition of our rental fleet, employing a “cradle through grave” approach. During the life of our rental equipment, we (1) aggressively negotiate on purchase price; (2) use our customized information technology systems to closely monitor and analyze, among other things, time utilization (equipment usage based on customer demand), rental rate trends and pricing optimization and equipment demand; (3) continuously adjust our fleet mix and pricing; (4) maintain fleet quality through regional quality control managers and our on-site parts and services support; and (5) dispose of rental equipment through our retail sales force. This allows us to purchase our rental equipment at competitive prices, optimally utilize our fleet, cost-effectively maintain our equipment quality and maximize the value of our equipment at the end of its useful life.

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

History

Through our predecessor companies, we have been in the equipment services business for approximately 55 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

Customers

We serve approximately 37,700 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2015, no single customer accounted for more than 1.5% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 8.0% of our total revenues in 2015.

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

Suppliers

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 48% of our new equipment and rental fleet from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) during the year ended December 31, 2015. These relationships improve our ability to negotiate equipment acquisition pricing. We are also a leading U.S. distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Doosan/Bobcat and Grove/Manitowoc. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and services that in many cases are covered under the manufacturer’s warranty. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and services support. Although there has been some consolidation within the equipment industry, including United Rentals’ acquisition of Rental Services Corporation in 2012, the equipment industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals, Sunbelt Rentals, Neff Rentals and Hertz Equipment Rental) or equipment dealers (for example, Finning and Toromont) to small, independent businesses with a limited number of locations.

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

Employees

As of December 31, 2015, we had approximately 2,045 employees. Of these employees, 801 are salaried personnel and 1,244 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical services and office and administrative support. A collective bargaining agreement relating to two branch locations covers approximately 67 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

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

Weakness or deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet. For example, during fiscal years 2009 and 2010, the economic downturn and related economic uncertainty, combined with weakness in the construction industry and a decrease in industrial activity, resulted in a significant decrease in the demand for our new and used equipment and depressed equipment rental rates, which resulted in decreased revenues and lower gross margins realized on our equipment rentals and on the sale of our new and used inventory during those periods. More recently, the decline in oil prices and the related downturn in oil industry activities during fiscal years 2014 and 2015 have resulted in a significant decrease in our new equipment sales, primarily the sale of new cranes.

The inability to forecast trends accurately may have an adverse impact on our business and financial condition.

An economic downturn or economic uncertainty makes it difficult for us to forecast trends, which may have an adverse impact on our business and financial condition. The economic downturn of 2009 and 2010 — which included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may enter into a prolonged recessionary period —

limited our ability, as well as the ability of our customers and our suppliers, to accurately forecast future product demand trends. More recently, declines in oil and natural gas prices, and uncertainty regarding future price levels, have negatively impacted the exploration, production and construction activity of our customers in those markets. Uncertainty regarding future equipment product demand could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market shares.

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

We have a significant amount of indebtedness outstanding. As of December 31, 2015, we had total indebtedness of approximately $816.8 million, consisting of the $630.0 million aggregate amounts outstanding under our senior unsecured notes, $184.9 million of outstanding borrowing under our senior secured credit facility (the “Credit Facility”) and $1.9 million of capital lease obligations. As of February 18, 2016, we had borrowing availability under the Credit Facility of $419.0 million, net of $7.7 million of outstanding letters of credit.

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

Additionally, our Credit Facility provides revolving commitments of up to $602.5 million in the aggregate. As of February 18, 2016, we had $419.0 million of availability under the Credit Facility, net of $7.7 million of outstanding letters of credit. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

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

Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:

•	general economic conditions in the markets where we operate;
•	the cyclical nature of our customers’ business, particularly our construction customers and customers in the oil and gas industry;
•	seasonal sales and rental patterns of our construction customers, with sales and rental activity tending to be lower in the winter months;
•	severe weather and seismic conditions temporarily affecting the regions where we operate;
•	changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;
•	the effectiveness of integrating acquired businesses and new start-up locations; and
•	timing of acquisitions and new location openings and related costs.

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

The market price of our common stock has been and may continue to be subject to significant fluctuations in response to general economic changes and other factors including, but not limited to:

•	variations in our quarterly operating results or results that vary from investor expectations;
•	changes in the strategy and actions taken by our competitors, including pricing changes;
•	securities analysts’ elections to discontinue coverage of our common stock, changes in financial estimates by analysts or a downgrade of our common stock or of our sector by analysts;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in the price of oil and other commodities;
•	investor perceptions of us and the equipment rental and distribution industry; and
•	national or regional catastrophes or circumstances and natural disasters, hostilities and acts of terrorism.

Broad market and industry factors may materially reduce the market price of our common stock, regardless of or in a manner that is disproportionate to any related impact on our operating performance. As an example, in the latter half of 2014 the price of oil fell significantly and the price further declined and remained depressed throughout 2015. We believe that this decline in oil prices and its impact on oil related economic activities is a significant factor in the price decline of our stock during the same period, even though other industrial and construction activities that are also primary drivers of our business generally remained at or above historic levels. In addition, the stock market historically has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including those listed above and others, may harm the market price of our common stock.

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

We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2015, we purchased approximately 48% of our rental and sales equipment from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2015, we sold used equipment from our rental fleet at an average selling price of approximately 154.5% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us for transporting equipment from one branch to another branch or one region to another region. A significant or protracted disruption of fuel supplies could have an adverse effect on our financial condition and results of operations.

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

Our future operating results and financial position could be negatively affected by impairment charges to our goodwill or other long-lived assets.

When we acquire a business, we record goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. At December 31, 2015, we had goodwill of approximately $31.2 million. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles–Goodwill & Other (“ASC 350”), we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test.

If economic conditions deteriorate and result in significant declines in operating results and/or significant declines in the Company’s stock price, or if there are significant downward revisions in the present value of our estimated future cash flows, additional impairments to one or more reporting units could occur in future periods, and such impairments could be material. A downward revision in the present value of estimated future cash flows could be caused by a number of factors, including, among others, adverse changes in the business climate, negative industry or economic trends, decline in performance in our industry sector, or a decline in market multiples for competitors. Our estimates regarding future cash flows are inherently uncertain and changes in our underlying assumptions and the impact of market conditions on those assumptions could materially affect the determination of fair value and/or goodwill impairment. Future events and changing market conditions may impact our assumptions as to revenues, costs or other factors that may result in changes in our estimates of future cash flows. We can provide no assurance that a material impairment charge will not occur in a future period. Such a charge could negatively affect our results of operations and financial position. We will continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets (see “Critical Accounting Policies and Estimates” in Part II, Item 7).

Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.

We currently have approximately 67 employees in Utah, a significant territory in our geographic footprint, who are covered by a collective bargaining agreement and approximately 1,978 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

We have operations throughout the United States, which exposes us to multiple state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.

Our 77 branch locations in the United States are located in 22 different states, which exposes us to a host of different state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.

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

As of February 18, 2016, we had a network of 77 full-service facilities, serving approximately 37,700 customers across 22 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 77 total facilities, we own 11 of our locations and lease 66 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama (2)		Montana (2)
Birmingham	Leased	Belgrade	Leased
Huntsville	Leased	Billings	Leased
Arizona (2)		New Mexico (1)
Phoenix	Owned	Albuquerque	Leased
Tucson	Owned	Nevada (2)
Arkansas (2)		Las Vegas	Leased
Little Rock	Owned	Reno	Leased
Springdale	Owned	North Carolina (4)
California (9)		Arden	Leased
Bakersfield	Leased	Charlotte	Leased
Benicia	Leased	Raleigh	Leased
Fontana	Leased	Winston-Salem	Leased
La Mirada	Leased	Oklahoma (2)
Sacramento	Leased	Oklahoma City	Leased
San Diego	Leased	Tulsa	Leased
San Jose		South Carolina (3)
Santa Fe Springs	Owned	Charleston	Leased
Union City	Leased	Columbia	Leased
Colorado (2)		Greenville	Leased
Colorado Springs	Leased	Tennessee (3)
Denver	Owned	Chattanooga	Leased
Florida (5)		Memphis	Leased
Fort Myers	Leased	Nashville	Leased
Jacksonville	Leased	Texas (15)
Orlando	Leased	Austin	Leased
Pompano Beach	Leased	Corpus Christi	Leased
Tampa	Leased	Dallas(2)	Leased(1) Owned(1)
Georgia (2)		Fort Worth	Leased
Atlanta	Leased	Freeport	Leased
Savannah	Leased	Houston(2)	Leased(2)
Idaho (2)		Katy	Leased
Boise	Leased	Lubbock	Leased
Coeur d’Alene	Leased	McAllen	Leased
Louisiana (9)		Mesquite	Leased
Alexandria	Leased	Midland	Leased
Baton Rouge	Owned	Pasadena	Leased
Belle Chasse	Leased	San Antonio	Owned
Kenner	Owned	Utah (2)
Lafayette	Leased	Salt Lake City	Leased
Lake Charles	Leased	St. George	Leased
New Orleans	Leased	Virginia (4)
Shreveport(2)	Leased(2)	Ashland	Owned
Maryland (2)		Chesapeake	Leased
Baltimore	Leased	Roanoke	Owned
Forestville	Leased	Warrenton	Leased
Mississippi (1)		Washington(1)
Jackson	Leased	Seattle	Leased

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to 100 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 293 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

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

Market Information

Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common stock as reported by Nasdaq for the years ended December 31, 2015 and 2014.

	High	Low
Year ended December 31, 2015
First quarter	$28.56	$17.40
Second quarter	28.22	19.83
Third quarter	21.19	13.47
Fourth quarter	21.48	15.58
Year ended December 31, 2014
First quarter	$40.81	$28.25
Second quarter	41.51	33.36
Third quarter	42.38	35.31
Fourth quarter	40.33	26.30

Holders

On February 17, 2016, we had 143 stockholders of record of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street” name through brokers.

Dividends

The Company paid quarterly cash dividends totaling $1.05 per share, or approximately $37.1 million, during 2015. During the last two quarters of 2014, the Company paid cash dividends totaling $0.50 per share, or approximately $17.6 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Performance Graph

The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc. common stock beginning on December 31, 2010 and for each subsequent quarter period end through and including December 31, 2015, with the cumulative return of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc., Hertz Global Holdings, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on December 31, 2010. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among H&E Equipment Services, Inc., the Russell 2000 Index, and a Peer Group

$600
$500
$400
$300
$200
$100
$0
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
H&E Equipment Services, Inc.
Russell 2000
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 Russell Investment Group. All rights reserved.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
H&E Equipment Services, Inc	$100.00	$115.99	$199.67	$392.59	$377.08	$247.50
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
Peer Group	100.00	88.09	122.37	192.77	209.81	152.36

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

Issuer Purchases of Equity Securities

There were no stock repurchases or other purchases of equity securities by the Company during the fourth quarter ended December 31, 2015.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated statement of income data and other financial data for the years ended December 31, 2015, 2014 and 2013 and balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of income data and other financial data for the years ended December 31, 2012 and 2011 and balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except per share amounts)
Statement of income data(1):
Revenues:
Equipment rentals	$443,024	$404,110	$338,935	$288,641	$228,038
New equipment sales	238,172	328,036	294,768	241,721	220,211
Used equipment sales	118,338	123,173	141,560	104,563	85,347
Parts sales	111,133	113,732	103,174	99,621	94,511
Services revenues	63,954	61,292	56,694	56,554	53,954
Other	65,210	60,069	52,625	46,215	38,490
Total revenues	1,039,831	1,090,412	987,756	837,315	720,551
Cost of revenues:
Rental depreciation	162,089	146,055	121,948	102,966	86,781
Rental expense	71,950	61,916	55,338	50,052	46,599
New equipment sales	212,235	289,526	262,887	214,197	196,152
Used equipment sales	81,338	84,936	100,693	73,988	65,042
Parts sales	80,830	81,106	74,241	72,323	69,222
Services revenues	21,693	21,507	21,034	21,977	21,024
Other	63,964	57,428	49,779	44,510	43,028
Total cost of revenues	694,099	742,474	685,920	580,013	527,848
Gross profit (loss):
Equipment rentals	208,985	196,139	161,649	135,623	94,658
New equipment sales	25,937	38,510	31,881	27,524	24,059
Used equipment sales	37,000	38,237	40,867	30,575	20,305
Parts sales	30,303	32,626	28,933	27,298	25,289
Services revenues	42,261	39,785	35,660	34,577	32,930
Other	1,246	2,641	2,846	1,705	(4,538)
Total gross profit	345,732	347,938	301,836	257,302	192,703
Selling, general and administrative expenses(2)	220,226	206,480	189,062	169,653	153,354
Gain from sales of property and equipment, net	2,737	2,286	2,549	1,592	793
Income from operations	128,243	143,744	115,323	89,241	40,142
Other income (expense):
Interest expense(3)	(54,030)	(52,353)	(51,404)	(35,541)	(28,727)
Loss on early extinguishment of debt(4)	—	—	—	(10,180)	—
Other, net	1,463	1,293	1,228	928	726
Total other expense, net	(52,567)	(51,060)	(50,176)	(44,793)	(28,001)
Income before income taxes	75,676	92,684	65,147	44,448	12,141
Income tax provision	31,371	37,545	21,007	15,612	3,215
Net income	$44,305	$55,139	$44,140	$28,836	$8,926
Net income per common share:
Basic	$1.26	$1.57	$1.26	$0.83	$0.26
Diluted	$1.25	$1.56	$1.26	$0.82	$0.26
Weighted average common shares outstanding:
Basic	35,272	35,159	35,041	34,890	34,759
Diluted	35,343	35,249	35,146	34,978	34,887
Dividends declared per common share outstanding	$1.05	$0.50	$—	$7.00	$—

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands)
Other financial data:
Depreciation and amortization(5)	$186,457	$166,514	$138,903	$116,513	$99,398
Statement of cash flows:
Net cash provided by operating activities	206,620	158,318	138,652	41,023	60,385
Net cash used in investing activities	(101,759)	(296,643)	(179,590)	(212,990)	(80,928)
Net cash provided by (used in) financing activities	(113,563)	136,579	49,651	156,646	15,609

	As of December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands)
Balance sheet data:
Cash	$7,159	$15,861	$17,607	$8,894	$24,215
Rental equipment, net	893,393	889,706	688,710	583,349	450,877
Goodwill	31,197	31,197	31,197	32,074	34,019
Deferred financing costs, net	4,353	4,664	4,689	5,049	5,640
Intangible assets, net	—	—	—	—	66
Total assets	1,301,087	1,358,804	1,090,340	942,399	753,305
Total debt(6)	815,646	890,732	733,284	681,231	268,660
Stockholders’ equity	142,588	133,367	94,812	48,636	264,207

(1)	See note 17 to the consolidated financial statements discussing segment information.
(2)

Stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 totaled $2.7 million, $2.6 million, $2.6 million, $1.9 million and $1.3 million, respectively.

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
(6)

Total debt represents the amounts outstanding, as applicable for the periods presented, under the Credit Facility, senior unsecured notes, notes payable and capital leases. Total debt as presented as of December 31, 2015, 2014 and 2013 is inclusive of $1.1 million, $1.3 million and $8.9 million, respectively, of unaccreted note discount (net of unamortized note premium) related to the Company’s senior unsecured notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2015, and its results of operations for the year ended December 31, 2015, and should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

As of February 18, 2016, we operated 77 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 55 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

•Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) a percentage of original equipment cost, and (2) the number of rental equipment units available for rent), rental rate trends and targets, rental equipment dollar utilization and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•New Equipment Sales. Our new equipment sales operation sells new equipment in all of our four core product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

•Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for disposal of rental equipment.

•Parts Sales. Our parts business sells new and used parts for the equipment we sell and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and services support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

•Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty.

Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments.

You can read more about our business segments under Item 1—Business and in note 17 of the consolidated financial statements in this Annual Report on Form 10-K.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year ended December 31, 2015, approximately 42.6% of our total revenues were attributable to equipment rentals, 22.9% of our total revenues were attributable to new equipment sales, 11.4% were attributable to used equipment sales, 10.7% were attributable to parts sales, 6.1% were attributable to our services revenues and 6.3% were attributable to non-segmented other revenues.

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2015 by business segment (see note 17 to our consolidated financial statements for further information regarding our business segments):

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year period ended December 31, 2015, our total cost of revenues was approximately $694.1 million. Our operating expenses consist principally of selling, general and administrative expenses. For the year ended December 31, 2015, our selling, general and administrative expenses were $220.2 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Selling, General and Administrative Expenses:

Our selling, general and administrative (“SG&A”) expenses include sales and marketing expenses, payroll and related benefit costs, including stock compensation expense, insurance expenses, legal and professional fees, rent and other occupancy costs, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with intangible assets. These expenses are not generally allocated to our reportable segments.

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving senior secured credit facility (the “Credit Facility”), senior unsecured notes due 2022 and our capital lease obligations, as well as our extinguished senior unsecured notes due 2016 (the “Old Notes”) for the periods during which such Old Notes were outstanding. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and the accretion/amortization of note discount/premium are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2015 was $893.4 million, or approximately 68.7% of our total assets. Our rental fleet as of December 31, 2015 consisted of 27,597 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.3 billion. As of December 31, 2015, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	17,948	65.0%	$776.2	60.3%	35.3
Cranes	397	1.5%	132.4	10.3%	41.8
Earthmoving	3,036	11.0%	274.5	21.3%	20.7
Industrial Lift Trucks	909	3.3%	32.9	2.6%	29.7
Other	5,307	19.2%	70.3	5.5%	23.9
Total	27,597	100.0%	$1,286.3	100.0%	31.4

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

The original acquisition cost of our gross rental fleet increased by approximately $43.2 million, or 3.5%, for the year ended December 31, 2015. The average age of our rental fleet equipment decreased by approximately 0.3 months for the year ended December 31, 2015.

Our average rental rates for the year ended December 31, 2015 were approximately 1.3% higher than the year ended December 31, 2014 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the year ended December 31, 2015 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10-K.

•Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries, as well as adverse credit market conditions, can cause demand for our products to materially decrease.

•Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures and by the availability of credit to those customers.

•Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. Adverse weather also has a seasonal impact in parts of our Intermountain region, particularly in the winter months.

•Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. However, the recent decline in oil and natural gas prices, and uncertainty regarding future price levels, caused some of our customers in those markets to adjust their activity and spending levels during 2014 and 2015.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 44 of this Annual Report on Form 10-K.

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

Revenue Recognition. Our revenue recognition policies vary by reporting segment. Under current accounting guidance, our policy is to recognize revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue earned is appropriately stated in the periods presented. We recognize revenue from new equipment sales, used equipment sales and parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. We recognize services revenues at the time services are rendered. We recognize other revenues for support services at the time we generate an invoice including the charge for such completed services. See also the “Recent Accounting Pronouncements” discussion below on page 45 for new accounting guidance related to revenue from contracts with customers.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2015, 2014 and 2013 were approximately 0.3% in each year. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

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

The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2015 was approximately $162.1 million. For the year ended December 31, 2015, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or Aerial Work Platforms	Cranes	Earth- moving	Industrial Lift Trucks	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2015
Depreciation expense for the year ended December 31, 2015	$81.8	$17.2	$44.9	$4.9	$13.3	$162.1
Increase of 2 years in useful life	64.7	11.7	27.5	3.5	13.1	120.5
Decrease of 2 years in useful life	97.0	17.5	64.1	6.4	13.3	198.3

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $20.8 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $18.1 million.

Another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is highly subjective and subject to change upon future actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $2.6 million.

Purchase Price Allocation. We have made significant acquisitions in the past and we may make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 (“ASC 350”), Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 31, 2015, adjustments to fair value assessments have been recorded to goodwill over the purchase price allocation period (typically not exceeding 12 months).

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

As of December 31, 2015, our goodwill was comprised of the following carrying values of three reporting units (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2015
Equipment Rentals Component 2	$18,700
Used Equipment Sales	6,137
Parts Sales	6,360
Total Goodwill	$31,197

Accounting Standards Codification Topic 350 (“ASC 350”), Intangibles-Goodwill and Other allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. Considerable judgment is required by management in using the qualitative approach under ASC 350 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. During fiscal years 2013, 2014 and 2015, we performed, as of October 1 of each year, a qualitative assessment and determined that it is more likely than not that the fair value of each of our reporting units is not less than its carrying value and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

Based upon improving macroeconomic conditions, positive trends within our industry and market and continuing positive operating results in comparison to prior periods and our internal forecasts, as well as consideration of the cushion between the reporting unit’s fair value and carrying value from our most recent quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2015, 2014 and 2013 valuation dates and there was no goodwill impairment at October 1, 2015, 2014 and 2013.

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

Long-lived Assets. Our long-lived assets principally consist of rental equipment and property and equipment. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived and intangible assets involves significant estimates and judgment on the part of management. Our estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances.

Inventories. We state our new and used equipment inventories at the lower of cost or market by specific identification. Parts and supplies are stated at the lower of the weighted average cost or market. We maintain allowances for damaged, slow-moving and unmarketable inventory to reflect the difference between the cost of the inventory and the estimated market value. Changes in product demand may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to inventory valuation are inherent in the preparation of financial statements. See also the “Recent Accounting Pronouncements” discussion below on page 46 for new accounting guidance related to the measurement of inventories.

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

Our U.S. federal tax returns for 2012 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2011 and subsequent years.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the years ended December 31, 2015, 2014 and 2013. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues.

	For the Year Ended December 31,		Total Dollar Increase	Total Percentage Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment revenues:
Equipment rentals	$443,024	$404,110	$38,914	9.6%
New equipment sales	238,172	328,036	(89,864)	(27.4)%
Used equipment sales	118,338	123,173	(4,835)	(3.9)%
Parts sales	111,133	113,732	(2,599)	(2.3)%
Services revenues	63,954	61,292	2,662	4.3%
Non-Segmented other revenues	65,210	60,069	5,141	8.6%
Total revenues	$1,039,831	$1,090,412	$(50,581)	(4.6)%

Total Revenues. Our total revenues were approximately $1.0 billion for the year ended December 31, 2015 compared to $1.1 billion for the year ended December 31, 2014, a decrease of approximately $50.6 million, or 4.6%. Revenues for our reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2015 increased $38.9 million, or 9.6%, to $443.0 million from $404.1 million in 2014, as a result of continued strong end user demand in our construction and industrial markets. Rental revenues from aerial work platforms increased approximately $18.5 million, while rental revenues from earthmoving equipment increased $17.0 million. Other equipment rentals revenues increased $2.7 million, while crane and lift truck rental revenues increased $0.5 million and $0.2 million, respectively. Our average rental rates for the year ended December 31, 2015 increased 1.3% compared to the year ended December 31, 2014.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2015 decreased 1.2% to 34.6% from 35.8% in 2014. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization, which was partially offset by the 1.3% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 70.9% for the year ended December 31, 2015 compared to 72.2% for the year ended December 31, 2014, a decrease of approximately 2.3%. The decrease in equipment rental time utilization based on original equipment cost is largely reflective of extreme winter weather in the first quarter of 2015 and unusually inclement weather conditions in the second quarter of 2015 in many of our regions, combined with decreased rental activity among the Company’s customers operating in the oil and gas markets during 2015. Rental equipment time utilization based on the number of rental equipment units available for rent was 67.9% for the year ended December 31, 2015 compared to 66.9% in the same period last year, an increase of approximately 1.0%.

New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2015 decreased approximately $89.9 million, or 27.4%, to $238.2 million from $328.0 million in 2014, largely as a result of an $81.6 million decrease in new crane sales. The decrease in new crane sales is due primarily to decreased demand for new cranes among the Company’s customers operating in the oil and gas markets. Sales of new aerial work platform equipment decreased $7.8 million and sales of new earthmoving equipment decreased $5.1 million, while sales of new lift trucks decreased $0.4 million. Partially offsetting these decreases in new equipment sales was an increase of $5.0 million in new other equipment revenues.

Used Equipment Sales Revenues. Our used equipment sales decreased approximately $4.8 million, or 3.9%, to $118.3 million for the year ended December 31, 2015, from $123.2 million for the same period in 2014. Sales of used cranes decreased $3.5 million and sales of used aerial work platform equipment decreased $1.6 million. Used earthmoving equipment and used lift trucks revenues decreased $0.9 million and $0.7 million, respectively. Partially offsetting these decreases was an increase in sales of used other equipment of $1.9 million. The overall decrease in used equipment sales for the year is largely due to the Company having a younger fleet compared to last year, in particular during the first half of the current year, resulting in less equipment being at an age at which it is typically sold in the normal fleet life cycle.

Parts Sales Revenues. Our parts sales revenues decreased $2.6 million, or 2.3%, to $111.1 million for the year ended December 31, 2015 from $113.7 million for the same period in 2014. The decrease in parts revenues was driven primarily by lower demand for crane parts.

Services Revenues. Our services revenues for the year ended December 31, 2015 increased $2.7 million, or 4.3%, to $64.0 million from $61.3 million in the same period last year. The increase in services revenues was due to higher demand for equipment services compared to last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2015, our other revenues were $65.2 million, an increase of approximately $5.1 million, or 8.6%, from $60.1 million in 2014. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with our increased equipment rental activity.

Gross Profit.

	For the Year Ended December 31,		Total Dollar Change Increase	Total Percentage Change Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$208,985	$196,139	$12,846	6.5%
New equipment sales	25,937	38,510	(12,573)	(32.6)%
Used equipment sales	37,000	38,237	(1,237)	(3.2)%
Parts sales	30,303	32,626	(2,323)	(7.1)%
Services revenues	42,261	39,785	2,476	6.2%
Non-Segmented revenues	1,246	2,641	(1,395)	(52.8)%
Total gross profit	$345,732	$347,938	$(2,206)	(0.6)%

Total Gross Profit. Our total gross profit was $345.7 million for the year ended December 31, 2015 compared to $347.9 million for the year ended December 31, 2014, a decrease of $2.2 million, or 0.6%. Total gross profit margin for the year ended December 31, 2015 was approximately 33.2%, an increase of 1.3% from the 31.9% gross profit margin for the same period in 2014. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2015 increased approximately $12.8 million, or 6.5%, to $209.0 million from $196.1 million in 2014. The increase in equipment rentals gross profit was the result of a $38.9 million increase in rental revenues for the year ended December 31, 2015, which was partially offset by a $10.1 million increase in rental expenses and a $16.0 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger average fleet size during 2015 compared to 2014, especially in the first three quarters of 2015. Gross profit margin on equipment rentals for the year ended December 31, 2015 was 47.2%, down 1.3% from 48.5% for the same period in 2014, as a result of higher rental expenses and an increase in depreciation expenses. As a percentage of equipment rental revenues, rental expenses were 16.3% for the year ended December 31, 2015 compared to 15.3% for the same period last year, an increase of 1.0%. This percentage increase was primarily attributable to the larger fleet size noted above and to a lesser extent, a higher percentage of rental expenses as a percentage of rental revenues in our oil and gas markets due to lower comparative rental revenues in those markets. Depreciation expense was 36.6% of equipment rental revenues for the year ended December 31, 2015 compared to 36.2% for the same period last year, up 0.4%, as a result of the larger fleet size.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2015 decreased $12.6 million, or 32.6%, to $25.9 million compared to $38.5 million for the same period in 2014 on a decrease in total new equipment sales of $89.9 million. Gross profit margin on new equipment sales for the year ended December 31, 2015 was 10.9%, a decrease of 0.8% from 11.7% in the same period in 2014, as a result of the mix of new equipment sold and lower gross margins on new crane and earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2015 decreased approximately $1.2 million, or 3.2%, to $37.0 million from $38.2 million in the same period in 2014 on a decrease in used equipment sales of $4.8 million. Gross profit margin on used equipment sales for the year ended December 31, 2015 was 31.3%, up approximately 0.3% from 31.0% for the same period last year, primarily as a result of higher margins on sales of used aerial work platform equipment. Our used equipment sales from the rental fleet, which comprised approximately 84.1% and 82.3% of our used equipment sales for the years ended December 31, 2015 and 2014, respectively, were approximately 154.5% and 154.3% of net book value for the years ended December 31, 2015 and 2014, respectively.

Parts Sales Gross Profit. For the year ended December 31, 2015, our parts sales revenue gross profit decreased $2.3 million, or 7.1%, to $30.3 million from $32.6 million for the same period in 2014 on a $2.6 million decrease in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2015 was 27.3%, a decrease of 1.4% from 28.7% in the same period in 2014, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the year ended December 31, 2015, our services revenues gross profit increased $2.5 million, or 6.2%, to $42.3 million from $39.8 million for the same period in 2014 on a $2.7 million increase in services revenues. Gross profit margin on services revenues for the year ended December 31, 2015 was 66.1%, up 1.2% from 64.9% in the same period in 2014, as a result of our services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased $1.4 million, or 52.8%, to $1.2 million for the year ended December 31, 2015 from $2.6 million for the same period in 2014 on a $5.1 million in increase in non-segmented other revenues. Gross margin for the year ended December 31, 2015 was 1.9% compared to a gross margin of 4.4% in the same period last year, a decrease of 2.5%, primarily reflective of higher costs and lower margins on hauling revenues, which were impacted by higher equipment transfer costs in the current period, especially in the first six months of the current year, compared to last year.

Selling, General and Administrative Expenses. SG&A expenses increased $13.7 million, or 6.7%, to $220.2 million for the year ended December 31, 2015 compared to $206.5 million for the year ended December 31, 2014. The net increase in SG&A expenses was attributable to several factors. Employee wages, incentives and benefits increased $4.2 million, primarily as a result of higher salaries, wages and payroll taxes stemming primarily from a larger workforce. Professional and other service fees increased $1.2 million. Warranty and miscellaneous third party services costs increased $1.5 million. Facility costs increased $1.8 million while other leasing costs increased $1.1 million. Depreciation and amortization expense increased $1.2 million and liability insurance costs increased $1.0 million. Promotional and marketing related expenses increased $0.7 million and supplies expense increased $0.4 million. Bad debt expense increased $0.6 million. Stock-based compensation expense was $2.7 million, $2.6 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Of the $13.7 million increase in total SG&A expenses and the specific increases noted above, approximately $4.4 million of the increase was attributable to branches opened since December 31, 2013 with less than 12 full comparable months of operation in either or both of the years ended December 31, 2014 and 2015. As a percentage of total revenues, SG&A expenses were 21.2% for the year ended December 31, 2015, an increase of 2.3% from 18.9% for the same period last year, primarily as a result of the current year decrease in total revenues (driven primarily by the decrease in new equipment sales revenues) combined with the increase in costs noted above.

Other Income (Expense). For the year ended December 31, 2015, our net other expenses increased $1.5 million to $52.6 million compared to $51.1 million for the same period in 2014. The increase was the result of approximately $1.7 million increase in interest expense to $54.0 million for the year ended December 31, 2015 compared to approximately $52.4 million for the same period in 2014. The increase in interest expense is substantially due to higher interest costs of $1.5 million on the Credit Facility (as defined below) as a result of higher average borrowings in 2015 compared to 2014, combined with increased unused commitment fees as a result of the February 2015 amendment to the Credit Facility, which increased borrowing availability by $200 million. Additionally, interest expense on manufacturing flooring plans payable increased $0.2 million. Miscellaneous other income increased $0.2 million to $1.5 million for the year ended December 31, 2015, compared to $1.3 million for the same period last year.

Income Taxes. We recorded income tax expense of $31.4 million for the year ended December 31, 2015 compared to income tax expense of approximately $37.5 million for the year ended December 31, 2014. Our effective income tax rate was approximately 41.5% for the year ended December 31, 2015 compared to 40.5% for the same period last year. The increase in our effective tax rate is primarily due to a decrease in favorable permanent differences in the relation to current year pre-tax income and state income tax discrete items. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2015 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues.

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2014	2013	Increase	Increase
	(in thousands, except percentages)
Segment revenues:
Equipment rentals	$404,110	$338,935	$65,175	19.2%
New equipment sales	328,036	294,768	33,268	11.3%
Used equipment sales	123,173	141,560	(18,387)	(13.0)%
Parts sales	113,732	103,174	10,558	10.2%
Services revenues	61,292	56,694	4,598	8.1%
Non-Segmented other revenues	60,069	52,625	7,444	14.1%
Total revenues	$1,090,412	$987,756	$102,656	10.4%

Total Revenues. Our total revenues were approximately $1.1 billion for the year ended December 31, 2014 compared to $987.8 million for the year ended December 31, 2013, an increase of approximately $102.7 million, or 10.4%, driven in part by the accelerating recovery in commercial construction markets in the Gulf Coast and the other regions in which we operated during 2014. Revenues for our reportable segments and non-segmented other revenues are further discussed below.

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

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2014 increased 0.1% to 35.8% from 35.7% in 2013. The slight increase in comparative rental equipment dollar utilization was primarily driven by an increase in rental equipment time utilization combined with a 2.8% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 72.2% for the year ended December 31, 2014 compared to 70.8% for the year ended December 31, 2013, an increase of approximately 1.4%. Rental equipment time utilization based on the number of rental equipment units available for rent was 66.9% for the year ended December 31, 2014 compared to 65.7% in the same period last year, an increase of approximately 1.2%. The increase in equipment rental time utilization based on original equipment cost and based on the number of units available for rent is reflective of increased equipment rental demand during 2014.

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

Used Equipment Sales Revenues. Our used equipment sales decreased $18.4 million, or 13.0%, to $123.2 million for the year ended December 31, 2014, from $141.6 million for the same period in 2013. Sales of used cranes decreased $14.3 million and sales of used aerial work platform equipment decreased $7.3 million. Partially offsetting these decreases were increases in sales of used earthmoving equipment, used lift trucks and used other equipment of $2.3 million, $0.8 million and $0.1 million, respectively. The decrease in used equipment sales is largely due to the Company having a younger fleet during 2014, resulting in less equipment being at an age at which it is typically sold in the normal fleet life cycle.

Parts Sales Revenues. Our parts sales revenues increased approximately $10.5 million, or 10.2%, to $113.7 million for the year ended December 31, 2014 from $103.2 million for the same period in 2013. The increase in parts revenues was due to higher demand for parts in 2014 compared to last year.

Services Revenues. Our services revenues for the year ended December 31, 2014 increased $4.6 million, or 8.1%, to $61.3 million from $56.7 million in the same period last year. The increase in services revenues was due to higher demand for services in 2014 compared to last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2014, our other revenues were

$60.1 million, an increase of approximately $7.4 million, or 14.1%, from $52.6 million in 2013. The increase was primarily due to an increase in hauling revenues and higher damage waiver income associated with our increased equipment rental activity in 2014.

Gross Profit.

	For the Year Ended			Total
	December 31,		Total Dollar	Percentage
	2014	2013	Change Increase	Change Increase
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$196,139	$161,649	$34,490	21.3%
New equipment sales	38,510	31,881	6,629	20.8%
Used equipment sales	38,237	40,867	(2,630)	(6.4)%
Parts sales	32,626	28,933	3,693	12.8%
Services revenues	39,785	35,660	4,125	11.6%
Non-Segmented revenues	2,641	2,846	(205)	(7.2)%
Total gross profit	$347,938	$301,836	$46,102	15.3%

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

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2014 increased $34.5 million, or 21.3%, to $196.1 million from $161.6 million in 2013. The increase in equipment rentals gross profit was the result of a $65.2 million increase in rental revenues for the year ended December 31, 2014, which was partially offset by a $6.6 million increase in rental expenses and a $24.2 million increase in rental equipment depreciation expense. The increase in rental expenses and rental equipment depreciation expense was due to a larger fleet size in 2014 compared to 2013. As a percentage of equipment rental revenues, rental expenses were 15.3% for the year ended December 31, 2014 compared to 16.4% for the same period last year. This percentage decrease was primarily attributable to the increase in comparative rental revenues. Depreciation expense was 36.2% of equipment rental revenues for the year ended December 31, 2014 compared to 36.0% for the same period last year, up 0.2%, as a result of an increase in the volume of rental purchase option agreements during 2014.

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

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2014 increased $6.6 million, or 20.8%, to $38.5 million compared to $31.9 million for the same period in 2013 on an increase in total new equipment sales of $33.3 million. Gross profit margin on new equipment sales for the year ended December 31, 2014 was 11.7%, an increase of 0.9% from 10.8% in the same period in 2013, primarily reflecting higher margins on new crane and new earthmoving equipment sales in 2014.

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

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased $0.2 million, or 7.2%, to $2.6 million for the year ended December 31, 2014 from $2.8 million for the same period in 2013 on a $7.4 million in increase in non-segmented other revenues. Gross margin for the year ended December 31, 2014 was 4.4% compared to a gross margin of 5.4% in the same period last year, a decrease of 1.0%, primarily reflective of lower hauling gross margins in 2014.

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

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2015, the cash provided by our operating activities was $206.6 million. Our reported net income of $44.3 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, (including net amortization (accretion) of note discount (premium)), deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $231.1 million. These cash flows from operating activities were also positively impacted by a $13.6 million decrease in receivables and a $13.5 million increase in accounts payable. Partially offsetting these positive cash flows were a $31.2 million decrease in manufacturing flooring plans payable and a $14.5 million increase in inventories. Accrued expenses payable and other liabilities decreased $5.0 million and prepaid expenses and other assets increased $0.9 million.

For the year ended December 31, 2014, the cash provided by our operating activities was $158.3 million. Our reported net income of $55.1 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, (including net amortization (accretion) of note discount (premium)), deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $227.1 million. These cash flows from operating activities were also positively impacted by a $44.5 million increase in manufacturing flooring plans payable and a $6.1 million increase in accrued expenses payable and other liabilities. Partially offsetting these positive cash flows was an increase of $66.7 million in inventories as a result of increasing demand and improving sales of new equipment as compared to last year and a $35.2 million increase in receivables. Also decreasing our operating cash flows were a $14.4 million decrease in accounts payable and a $3.1 million increase in prepaid expenses and other assets.

Cash Flow from Investing Activities. For the year ended December 31, 2015, cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of approximately $101.8 million. This was a result of purchases of rental and non-rental equipment totaling $205.6 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $103.8 million.

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

Cash Flow from Financing Activities. For the year ended December 31, 2015, cash provided by our financing activities was exceeded by cash used in our financing activities, resulting in net cash used in our financing activities of approximately $113.6 million. Net payments under the Credit Facility totaled $75.1 million. We paid quarterly dividends in 2015 totaling $37.1 million. We paid deferred financing costs of $0.7 million and purchased $0.5 million of treasury stock. Capital lease payments totaled $0.2 million.

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

The Company used the remaining net proceeds of the offering of the New Notes to pay on September 19, 2012 a special, one-time cash dividend. Actual dividends paid totaled approximately $244.4 million, representing $7.00 per share paid on 34,911,455 outstanding shares of Common Stock of the Company. Dividends on 232,431 outstanding shares of non-vested common stock at the dividend declaration date totaling approximately $1.5 million, net of forfeitures, were subsequently paid in 2013 upon vesting of those shares pursuant to their respective stock awards’ terms and conditions and in 2014 as noted above on page 21 in “Dividends”.

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

At December 31, 2015, the Company could borrow up to an additional $410.4 million and remain in compliance with the debt covenants under the Company’s credit facility. At December 31, 2015, the interest rate on the Credit Facility was based on LIBOR plus 200 basis points and the U.S. Prime Rate plus 100 basis points. The weighted average interest rate at December 31, 2015 was approximately 2.6%. At February 18, 2016, we had $419.0 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2015 were approximately $230.2 million, including $51.4 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2015 were $26.8 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of February 18, 2016, we had $419.0 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

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

Quarterly Dividend

On each of February 13, 2015 and May 18, 2015, the Company announced a quarterly dividend of $0.25 per share to stockholders of record, which were paid on March 9, 2015 and June 9, 2015, respectively, totaling approximately $17.6 million. On each of July 27, 2015 and November 11, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.275 per share, an increase of $0.025 compared to the first and second quarters, which were paid on September 9, 2015 and December 9, 2015, respectively, totaling approximately $19.5 million for the year ended December 31, 2015. On February 12, 2016, the Company announced a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on February 23, 2016, which is to be paid on March 9, 2016.

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

Contractual and Commercial Commitments

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2015.

	Payments Due by Year
	Total	2016	2017-2018	2019-2020	Thereafter
	(Amounts in thousands)
Senior unsecured notes payable	$630,000	$—	$—	$—	$630,000
Interest payments on senior unsecured notes (1)	308,700	44,100	88,200	88,200	88,200
Credit Facility	184,857	—	—	184,857	—
Interest payments on Credit Facility (1)	21,613	6,372	12,744	2,497	—
Capital lease obligations (including interest) (2)	2,629	333	666	666	964
Operating leases (3)	135,011	13,717	26,993	20,940	73,361
Other long-term obligations (4)	62,433	40,001	22,432	—	—
Total contractual cash obligations (5)	$1,345,243	$104,523	$151,035	$297,160	$792,525

(1)Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity. Interest on Credit Facility assumes the interest rate in effect at December 31, 2015 and includes the unused commitment fee.

(2)This includes capital leases for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the leases.

(3)This includes total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.

(4)Represents amounts due on manufacturer flooring plans payable, which are used to finance our purchases of inventory and rental equipment.

(5)We had an unrecognized tax benefit of approximately $6.0 million at December 31, 2015, which is not included in the table above as this amount relates to federal and state income taxes and any liability subsequently determined and potentially assessed by the taxing authorities but would be offset against our Net Operating Losses for the related tax years and no cash payment would be required.

As of December 31, 2015, we had a standby letter of credit issued under our Credit Facility totaling $7.2 million. On January 1, 2016, we renewed that letter of credit for $7.2 million and issued an additional letter of credit for $0.5 million, both for a one-year term, expiring on January 1, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. This guidance will be effective for the Company for our 2017 fiscal year. However, on July 9, 2015, the FASB issued ASU No. 2015-14, delaying the effective date of the new revenue standard by one year, but reporting entities may choose to adopt the standard as of the original effective date. We expect to adopt ASU 2014-09 when effective and expect to use the modified retrospective application method. While evaluation of the new comprehensive standard is ongoing, we do not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This ASU further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015.  The amendments in this update simplify the codification and reduce the number of consolidation models and place more emphasis on the risk of loss when determining controlling financial interests. The objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financial statements.  The adoption of this standard is not expected to impact our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements (“ASU 2015-15”). ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements. At December 31, 2015, approximately $1.8 million of net debt issuance costs related to our senior unsecured notes payable were included in total assets as deferred financing costs in our consolidated balance sheet. Under the new guidance, the net debt issuance costs would reduce the total debt as presented in our consolidated balance sheet.

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

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 provides guidance on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updates this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. ASU 2015-11 is not expected to have a material impact on the Company's financial position, results of operation, or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made during the measurement period to provisional amounts recognized in a business combination. This guidance requires that an acquirer recognize provisional amounts that are identified during the measurement period in the period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the acquirer is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. We expect to adopt this guidance when effective and do not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans. At December 31, 2015, we had total borrowings outstanding under the Credit Facility of approximately $184.9 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.8 million increase in interest expense on an annualized basis. At February 18, 2016, we had $419.0 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of December 31, 2015 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8.	Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries

See note 16 to the consolidated financial statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this annual report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas
February 25, 2016

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2015	2014
	(Amounts in thousands, except share amounts)
Assets
Cash	$7,159	$15,861
Receivables, net of allowance for doubtful accounts of $4,729 and $3,288, respectively	147,328	164,335
Inventories, net of reserves for obsolescence of $934 and $647, respectively	96,818	133,987
Prepaid expenses and other assets	10,054	9,146
Rental equipment, net of accumulated depreciation of $390,317 and $351,841, respectively	893,393	889,706
Property and equipment, net of accumulated depreciation and amortization of $107,170 and $88,376, respectively	110,785	109,908
Deferred financing costs, net of accumulated amortization of $12,147 and $11,111, respectively	4,353	4,664
Goodwill	31,197	31,197
Total assets	$1,301,087	$1,358,804
Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$184,857	$259,919
Accounts payable	66,777	53,341
Manufacturer flooring plans payable	62,433	93,600
Accrued expenses payable and other liabilities	55,551	60,548
Dividends payable	32	—
Senior unsecured notes, net of unaccreted discount of $1,118 and $1,286, respectively	628,882	628,714
Capital leases payable	1,907	2,099
Deferred income taxes	155,886	125,110
Deferred compensation payable	2,174	2,106
Total liabilities	1,158,499	1,225,437
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,333,571 and 39,100,021 shares issued at December 31, 2015 and 2014, respectively, and 35,428,868 and 35,232,032 shares outstanding at December 31, 2015 and 2014, respectively	392	390
Additional paid-in capital	220,879	218,349
Treasury stock at cost, 3,904,703 and 3,867,989 shares of common stock held at December 31, 2015 and 2014, respectively	(60,405)	(59,935)
Accumulated deficit	(18,278)	(25,437)
Total stockholders’ equity	142,588	133,367
Total liabilities and stockholders’ equity	$1,301,087	$1,358,804

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014	2013
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$443,024	$404,110	$338,935
New equipment sales	238,172	328,036	294,768
Used equipment sales	118,338	123,173	141,560
Parts sales	111,133	113,732	103,174
Services revenues	63,954	61,292	56,694
Other	65,210	60,069	52,625
Total revenues	1,039,831	1,090,412	987,756
Cost of revenues:
Rental depreciation	162,089	146,055	121,948
Rental expense	71,950	61,916	55,338
New equipment sales	212,235	289,526	262,887
Used equipment sales	81,338	84,936	100,693
Parts sales	80,830	81,106	74,241
Services revenues	21,693	21,507	21,034
Other	63,964	57,428	49,779
Total cost of revenues	694,099	742,474	685,920
Gross profit	345,732	347,938	301,836
Selling, general and administrative expenses	220,226	206,480	189,062
Gain from sales of property and equipment, net	2,737	2,286	2,549
Income from operations	128,243	143,744	115,323
Other income (expense):
Interest expense	(54,030)	(52,353)	(51,404)
Other, net	1,463	1,293	1,228
Total other expense, net	(52,567)	(51,060)	(50,176)
Income before provision for income taxes	75,676	92,684	65,147
Provision for income taxes	31,371	37,545	21,007
Net income	$44,305	$55,139	$44,140
Net income per common share:
Basic	$1.26	$1.57	$1.26
Diluted	$1.25	$1.56	$1.26
Weighted average common shares outstanding:
Basic	35,272	35,159	35,041
Diluted	35,343	35,249	35,146
Dividends declared per common share outstanding	$1.05	$0.50	$—

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Amounts in thousands, except share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2012	38,917,619	$388	$212,850	$(57,578)	$(107,024)	$48,636
Stock-based compensation	—	—	2,618	—	—	2,618
Tax benefits associated with stock-based awards	—	—	307	—	—	307
Issuance of non-vested restricted common stock	105,975	1	—	—	—	1
Repurchases of 40,109 shares of restricted common stock	—	—	—	(890)	—	(890)
Net income	—	—	—	—	44,140	44,140
Balances at December 31, 2013	39,023,594	389	215,775	(58,468)	(62,884)	94,812
Stock-based compensation	—	—	2,598	—	—	2,598
Cash dividends on common stock ($0.50 per share)	—	—	—	—	(17,692)	(17,692)
Tax deficiency associated with stock-based awards	—	—	(24)	—	—	(24)
Issuance of non-vested restricted common stock	76,427	1	—	—	—	1
Repurchases of 38,134 shares of restricted common stock	—	—	—	(1,467)	—	(1,467)
Net income	—	—	—	—	55,139	55,139
Balances at December 31, 2014	39,100,021	390	218,349	(59,935)	(25,437)	133,367
Stock-based compensation	—	—	2,655	—	—	2,655
Cash dividends on common stock ($1.05 per share)	—	—	—	—	(37,146)	(37,146)
Tax deficiency associated with stock-based awards	—	—	(125)	—	—	(125)
Issuance of non-vested restricted common stock	233,550	2	—	—	—	2
Repurchases of 25,484 shares of restricted common stock	—	—	—	(470)	—	(470)
Net income	—	—	—	—	44,305	44,305
Balances at December 31, 2015	39,333,571	392	220,879	(60,405)	(18,278)	142,588

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014	2013
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$44,305	$55,139	$44,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,368	20,459	16,955
Depreciation of rental equipment	162,089	146,055	121,948
Amortization of deferred financing costs	1,036	934	1,094
Accretion of note discount, net of premium amortization	168	168	231
Provision for losses on accounts receivable	3,441	2,859	3,194
Provision for inventory obsolescence	295	159	220
Provision for deferred income taxes	30,776	36,819	17,009
Stock-based compensation expense	2,655	2,598	2,618
Gain from sales of property and equipment, net	(2,737)	(2,286)	(2,549)
Gain from sales of rental equipment, net	(35,134)	(35,769)	(38,575)
Tax deficiency from stock-based awards	(125)	(24)	(307)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	—	—	877
Changes in operating assets and liabilities:
Receivables	13,566	(35,224)	6,503
Inventories	(14,517)	(66,723)	(67,754)
Prepaid expenses and other assets	(908)	(3,122)	(815)
Accounts payable	13,436	(14,438)	31,659
Manufacturer flooring plans payable	(31,167)	44,538	(1,777)
Accrued expenses payable and other liabilities	(4,995)	6,110	3,916
Deferred compensation payable	68	66	65
Net cash provided by operating activities	206,620	158,318	138,652
Cash flows from investing activities:
Purchases of property and equipment	(26,797)	(33,235)	(29,479)
Purchases of rental equipment	(178,772)	(368,491)	(267,465)
Proceeds from sales of property and equipment	4,289	3,657	2,759
Proceeds from sales of rental equipment	99,521	101,426	114,595
Net cash used in investing activities	(101,759)	(296,643)	(179,590)
Cash flows from financing activities:
Excess tax benefit from stock-based awards	—	—	307
Purchases of treasury stock	(470)	(1,467)	(890)
Borrowings on senior secured credit facility	982,961	1,235,630	1,058,990
Payments on senior secured credit facility	(1,058,023)	(1,078,171)	(1,114,249)
Payments of deferred financing costs	(725)	(909)	(733)
Dividend paid	(37,114)	(18,325)	(855)
Proceeds from issuance of senior unsecured notes	—	—	107,250
Payments of capital lease obligations	(192)	(179)	(169)
Net cash provided by (used in) financing activities	(113,563)	136,579	49,651
Net increase (decrease) in cash	(8,702)	(1,746)	8,713
Cash, beginning of year	15,861	17,607	8,894
Cash, end of year	$7,159	$15,861	$17,607

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014	2013
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$51,391	$44,217	$35,864
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$52,803	$50,956	$49,252
Income taxes paid, net of refunds received	$1,591	$4,516	$2,479

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

Inventories

New and used equipment inventories are stated at the lower of cost or market, with cost determined by specific-identification. Inventories of parts and supplies are stated at the lower of the average cost or market. See also the “Recent Accounting Pronouncements” discussion below for new accounting guidance related to measurement of inventories.

Long-lived Assets and Goodwill

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

We capitalize interest on qualified construction projects. Costs associated with internally developed software are accounted for in accordance with FASB ASC 350-40, Internal-Use Software (“ASC 350-40”), which provides guidance for the treatment of costs associated with computer software development and defines the types of costs to be capitalized and those to be expensed. See also the “Recent Accounting Pronouncements” discussion below for new accounting guidance related to accounting for fees paid in a cloud computing arrangement.

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

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), when events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2015, 2014 or 2013.

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

Accounting Standards Codification Topic 350 (“ASC 350”) Intangibles-Goodwill and Other allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. We performed a qualitative assessment in 2015, 2014 and 2013 and determined that it is more likely than not that the fair value of our reporting units exceed their respective carrying values at the October 1, 2015, 2014 and 2013 annual valuation dates and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

Based upon improving macroeconomic conditions, positive trends within our industry and market and continuing positive operating results in comparison to prior periods and our internal forecasts, as well as consideration of the cushion between the reporting unit’s fair value and carrying value from our most recent quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2015, 2014 and 2013 valuation dates and there was no goodwill impairment at October 1, 2015, 2014 and 2013.

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

We closed one branch during the year ended December 31, 2013 in a market where long-term prospects did not support continued operations. No branches were closed during 2014 or 2015. Under ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. Although we do not expect to incur material charges related to branch closures, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs. Costs incurred for the closed branches in 2013 did not have a material impact on the Company’s consolidated financial statements. As of the date of this Annual Report on Form 10-K, the Company has not identified any other branch facilities with a more than likely probability of closing where the associated costs pursuant to ASC 420 are expected to be material.

Deferred Financing Costs and Initial Purchasers’ Discounts

Deferred financing costs include legal, accounting and other direct costs incurred in connection with the issuance and amendments thereto, of the Company’s debt. These costs are amortized over the terms of the related debt using the straight-line method which approximates amortization using the effective interest method.

Initial purchasers’ discount and bond premium is the differential between the price paid to an issuer for the new issue and the prices (below and above, respectively) at which the securities are initially offered to the investing public. The amortization expense of deferred financing costs and bond premium and accretion of initial purchasers’ discounts are included in interest expense as an overall cost of the related financings. See also the “Recent Accounting Pronouncements” discussion below related to the new accounting guidance on the presentation of debt issuance costs.

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2015, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled $5.0 million and our health insurance reserves totaled $1.4 million. At December 31, 2014, our claims reserves related to workers compensation, general liability and automobile liability totaled $4.4 million and our health insurance reserves totaled $1.2 million.

Sales Taxes

We impose and collect significant amounts of sales taxes concurrent with our revenue-producing transactions with customers and remit those taxes to the various governmental agencies as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of operations on a net basis.

Advertising

Advertising costs are expensed as incurred and totaled $1.8 million, $1.3 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2015 and 2014 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	December 31, 2015
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.00% (Level 3)	$62,433	$54,710
Senior unsecured notes with interest computed at 7.0%(1) (Level 1)	628,882	617,400
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,907	1,329
Letter of credit (Level 3)	—	145

	December 31, 2014
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$93,600	$82,021
Senior unsecured notes with interest computed at 7.0%(1) (Level 1)	628,714	648,113
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	2,099	1,495
Letter of credit (Level 3)	—	130

(1)	Fair values shown based on aggregate amounts outstanding for the periods presented.

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

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2015, we purchased approximately 48% from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Income per Share

Income per common share for the year ended December 31, 2015, 2014 and 2013 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the period was only 0.8% of total outstanding shares and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations as presented for the years ended December 31, 2015 and 2014.

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2015	2014	2013
Basic net income per share:
Net income	$44,305	$55,139	$44,140
Weighted average number of common shares outstanding	35,272	35,159	35,041
Net income per common share — basic	$1.26	$1.57	$1.26
Diluted net income per share:
Net income	$44,305	$55,139	$44,140
Weighted average number of common shares outstanding	35,272	35,159	35,041
Effect of dilutive securities:
Effect of dilutive stock options	14	23	18
Effect of dilutive non-vested stock	57	67	87
Weighted average number of common shares outstanding — diluted	35,343	35,249	35,146
Net income per common share — diluted	$1.25	$1.56	$1.26
Common shares excluded from the denominator as anti-dilutive:
Stock options	14	—	—
Non-vested stock	8	1	1

Stock-Based Compensation

We adopted our 2006 Stock-Based Incentive Compensation Plan (the “Stock Incentive Plan”) in January 2006 prior to our initial public offering of common stock. The Stock Incentive Plan was further amended and restated with the approval of our stockholders at the 2006 annual meeting of the stockholders of the Company to provide for the inclusion of non-employee directors as persons eligible to receive awards under the Stock Incentive Plan. Prior to the adoption of the Stock Incentive Plan in January 2006, no share-based payment arrangements existed. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 3,304,449 shares of common stock as of December 31, 2015.

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

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2014	187,867	$18.21
Granted	76,427	$36.69
Vested	(109,237)	$18.70
Forfeited	(6,659)	$23.88
Non-vested stock at December 31, 2014	148,398	$27.11
Granted	291,529	$17.34
Vested	(106,342)	$22.24
Forfeited	(11,230)	$26.48
Non-vested stock at December 31, 2015	322,355	$19.90

As of December 31, 2015, we had unrecognized compensation expense of approximately $5.0 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.5 years.

The following table summarizes compensation expense related to stock-based awards included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, (amounts in thousands):

	2015	2014	2013
Compensation expense	$2,655	$2,598	$2,618

We receive a tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. In accordance with ASC 718, we are required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. As a result of certain realization requirements of ASC 718, approximately $0.8 million of excess tax benefits on stock compensation have not been recorded because those tax benefits have not yet reduced taxes payable. Equity will be increased if and when these excess tax benefits are ultimately realized.

Stock Options

No stock options were granted during 2015, 2014 or 2013. At December 31, 2015, we had no unrecognized compensation expense related to prior stock option awards. No stock compensation expense was recognized in 2015, 2014 or 2013 related to stock options.

The following table represents stock option activity for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price(1)	Weighted Average Contractual Life In Years
Outstanding options at January 1, 2014	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—
Outstanding options at December 31, 2014	51,000	$17.80	1.5
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	—
Outstanding options at December 31, 2015	51,000	$17.80	0.5
Options exercisable at December 31, 2015	51,000	$17.80	0.5

(1)

Weighted average exercise prices shown above include a reduction of $7.00 per share to reflect the equitable adjustment to the exercise prices in connection with the declaration and payment of a special, one-time cash dividend of $7.00 per share in the third quarter of 2012.

The closing price of our common stock on December 31, 2015 was $17.48. All options outstanding at December 31, 2015 have grant date fair values (as adjusted for the $7.00 per share reduction in exercise price) which exceed our December 31, 2015 stock price.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. This guidance will be effective for the Company for our 2017 fiscal year. However, on July 9, 2015, the FASB issued ASU No. 2015-14, delaying the effective date of the new revenue standard by one year, but reporting entities may choose to adopt the standard as of the original effective date. We expect to adopt ASU 2014-09 when effective and expect to use the modified retrospective application method. While evaluation of the new comprehensive standard is ongoing, we do not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This ASU further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015.  The amendments in this update simplify the codification and reduce the number of consolidation models and place more emphasis on the risk of loss when determining controlling financial interests. The objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financial statements.  The adoption of this standard is not expected to impact our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements (“ASU 2015-15”). ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements. At December 31, 2015, approximately $1.8 million of net debt issuance costs related to our senior unsecured notes payable were included in total assets as deferred financing costs in our consolidated balance sheet. Under the new guidance, the net debt issuance costs would reduce the total debt as presented in our consolidated balance sheet.

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

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 provides guidance on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updates this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. ASU 2015-11 is not expected to have a material impact on the Company's financial position, results of operation, or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made during the measurement period to provisional amounts recognized in a business combination. This guidance requires that an acquirer recognize provisional amounts that are identified during the measurement period in the period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the acquirer is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. We expect to adopt this guidance when effective and do not expect this guidance to have a material impact on the Company’s consolidated financial statements.

(3)	Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2015	2014
Trade receivables	$145,418	$158,400
Unbilled rental revenue	5,363	5,772
Income tax receivables	1,273	3,434
Other	3	17
	152,057	167,623
Less allowance for doubtful accounts	(4,729)	(3,288)
Total receivables, net	$147,328	$164,335

We charge off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote.

(4)	Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2015	2014
New equipment	$72,064	$108,891
Used equipment	5,301	5,772
Parts, supplies and other	19,453	19,324
Total inventories, net	$96,818	$133,987

The above amounts are net of reserves for inventory obsolescence at December 31, 2015 and 2014 totaling $0.9 million and $0.6 million, respectively.

(5)	Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2015	2014
Land	$7,054	$7,368
Transportation equipment	82,768	67,268
Building and leasehold improvements	54,094	53,021
Office and computer equipment	53,413	51,542
Machinery and equipment	14,707	12,628
Property under capital leases	3,217	3,217
Construction in progress	2,702	3,240
	217,955	198,284
Less accumulated depreciation and amortization	(107,170)	(88,376)
Total net property and equipment	$110,785	$109,908

Total depreciation and amortization on property and equipment was $24.4 million, $20.5 million and $17.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in the office and computer equipment category above at December 31, 2015 and 2014 is approximately $26.9 million of capitalized costs, including $0.6 million of capitalized interest, related to the implementation of our enterprise resource planning system. Unamortized computer software costs related to the enterprise resource planning system at December 31, 2015 and 2014 was approximately $3.8 million and $7.6 million, respectively, while related amortization expense in 2015 and 2014 totaled approximately $3.8 million each year. The enterprise resource planning system was substantially complete and ready for its intended use on or around January 19, 2010.

(6)	Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged between 0% to the prime rate (3.50% at December 31, 2015) plus an applicable margin at December 31, 2015. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2015 for each of the next three years ending December 31 are as follows (amounts in thousands):

2016	$40,000
2017	21,905
2018	528
Thereafter	—
Total	$62,433

(7)	Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2015	2014
Payroll and related liabilities	$18,250	$23,663
Sales, use and property taxes	8,366	7,722
Accrued interest	15,284	15,329
Accrued insurance	4,534	3,931
Deferred revenue	5,556	5,195
Other	3,561	4,708
Total accrued expenses payable and other liabilities	$55,551	$60,548

(8)	Senior Unsecured Notes

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2015, we were in compliance with these covenants.

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

The Add-on Notes are redeemable, in whole or in part, at any time on or after September 1, 2017 at specified redemption prices plus accrued and unpaid interest to the date of redemption. We may redeem the Add-on Notes prior to September 1, 2017 at a specified “make-whole” redemption price plus accrued and unpaid interest to the date of redemption.

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

The following table reconciles our Senior Secured Notes to our Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2013	$628,546
Accretion of discount through December 31, 2014	1,055
Amortization of note premium through December 31, 2014	(887)
Balance at December 31, 2014	$628,714
Accretion of discount through December 31, 2015	1,055
Amortization of note premium through December 31, 2015	(887)
Balance at December 31, 2015	$628,882

(9)	Senior Secured Credit Facility

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

As of December 31, 2015, we were in compliance with our financial covenants under the Credit Facility. At December 31, 2015, the Company could borrow up to an additional $410.4 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At December 31, 2015, the interest rate on the Credit Facility was based on a 3.50% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at December 31, 2015 was approximately 2.6%. At February 18, 2016, we had $419.0 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

(10)	Capital Lease Obligations

As of December 31, 2015, we had two capital lease obligations, expiring in 2022 and 2029, respectively. Future minimum capital lease payments, in the aggregate, existing at December 31, 2015 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2016	$333
2017	333
2018	333
2019	333
2020	333
Thereafter	963
Total minimum lease payments	2,628
Less: amount representing interest	(721)
Present value of minimum lease payments	$1,907

(11)	Income Taxes

Our income tax provision for the years ended December 31, 2015, 2014 and 2013, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2015:
U.S. Federal	$85	$25,206	$25,291
State	634	5,446	6,080
	$719	$30,652	$31,371
Year ended December 31, 2014:
U.S. Federal	$576	$30,753	$31,329
State	151	6,065	6,216
	$727	$36,818	$37,545
Year ended December 31, 2013:
U.S. Federal	$1,262	$16,306	$17,568
State	1,860	1,579	3,439
	$3,122	$17,885	$21,007

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2015	2014
Deferred tax assets:
Accounts receivable	$1,808	$1,246
Inventories	364	252
Net operating losses	25,881	11,978
AMT and tax credits	3,432	3,210
Sec 263A costs	1,082	1,491
Accrued liabilities	4,419	4,279
Deferred compensation	1,345	2,089
Accrued interest	633	606
Stock-based compensation	521	304
Goodwill and intangible assets	1,359	2,659
Other assets	247	91
	41,091	28,205
Deferred tax liabilities:
Property and equipment	(195,349)	(151,703)
Investments	(1,628)	(1,612)
	(196,977)	(153,315)
Net deferred tax liabilities	$(155,886)	$(125,110)

The reconciliation between income taxes computed using the statutory federal income tax rate of 35% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2015	2014	2013
Computed tax at statutory rates	$26,487	$32,439	$22,801
Permanent items - other	953	1,069	716
Permanent items - excess of tax deductible goodwill	—	—	(4,673)
State income tax, net of federal tax effect	3,892	4,046	2,651
Increase in uncertain tax positions	39	(9)	(488)
Other	—	—	—
	$31,371	$37,545	$21,007

At December 31, 2015, we had available federal net operating loss carry forwards of approximately $98.0 million, which expire in varying amounts from 2029 through 2035. We also had federal alternative minimum tax credit carry forwards at December 31, 2015 of approximately $3.0 million which do not expire and $0.3 million general business credit carry forwards that expire in varying amounts from 2026 and 2029, and state income tax credits of $0.1 million that expire in varying amounts beginning in 2018.

Management has concluded that it is more likely than not that the deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce the deferred tax assets as of December 31, 2015.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follow (in thousands):

	2015	2014
Gross unrecognized tax benefits at January 1	$5,962	$5,943
Increases in tax positions taken in prior years	73	42
Decreases in tax positions taken in prior years	—	—
Increases in tax positions taken in current year	—	—
Decreases for tax positions taken in current year	—	—
Settlements with taxing authorities	—	—
Lapse in statute of limitations	—	(23)
Gross unrecognized tax benefits at December 31	$6,035	$5,962

The gross amount of unrecognized tax benefits as of December 31, 2015 includes approximately $0.3 million of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” At this time, we do not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.

Our U.S. federal tax returns for 2012 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2011 and subsequent years.

(12)	Commitments and Contingencies

Operating Leases

As of December 31, 2015, we lease certain real estate related to our branch facilities as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2030. Our real estate leases provide for varying terms, including customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property leases and equipment leases under non-cancelable operating lease agreements for the years ended December 31, 2015, 2014 and 2013 amounted to approximately $15.5 million, $13.0 million and $12.4 million, respectively.

Future minimum operating lease payments existing at December 31, 2015 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2016	$13,717
2017	14,245
2018	12,748
2019	10,633
2020	10,307
Thereafter	73,361
$135,011

Legal Matters

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Letters of Credit

The Company had outstanding letters of credit issued under its Credit Facility totaling $7.2 million as of December 31, 2015 and 2014, respectively. The 2015 letter of credit expired in January 2016 and was renewed for $7.2 million for a one-year period expiring in January 2017. The Company also issued an additional letter of credit in January 2016 for $0.5 million for a one-year period expiring in January 2017.

(13)	Employee Benefit Plan

We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2015, 2014 and 2013, we contributed to the plan, net of employee forfeitures, $2.2 million, $1.7 million and $1.7 million, respectively.

(14)	Deferred Compensation Plans

In 2001, we assumed in a business combination nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2014, we had obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2015 calendar plan year was 3.25%. The aggregate deferred compensation payable at December 31, 2015 and December 31, 2014 was approximately $2.2 million and $2.1 million, respectively. Included in these amounts at December 31, 2015 and 2014 was accrued interest of $1.6 million and $1.6 million, respectively.

(15)	Related Party Transactions

John M. Engquist, our Chief Executive Officer, has a 50.0% ownership interest in T&J Partnership from which we lease our Shreveport, Louisiana facility. Mr. Engquist’s mother beneficially owns 50% of the entity. In 2015, 2014 and 2013, we paid T&J Partnership a total of approximately $0.2 million each year in lease payments.

During the year ended December 31, 2013, we were party to aircraft charter arrangements with Gulf Wide Aviation, in which Mr. Engquist has a 62.5% ownership interest. Mr. Engquist’s mother and sister hold interests of 25% and 12.5%, respectively, in this entity. Under those arrangements, we paid an hourly rate plus fuel and expenses to Gulf Wide Aviation as well as a management service fee to an unrelated third party for the use of the aircraft by various members of our management. In the year ended December 31, 2013, our payments in respect of charter (and related) costs to Gulf Wide Aviation totaled approximately $0.2 million. During the third quarter of 2013, the Company ceased operating under the Gulf Wide Aviation charter arrangement in accordance with the terms thereof and began using charter services from an unaffiliated third party.

Mr. Engquist has a 30.0% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister have a 12.0% and 6.0% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2015, 2014 and 2013, our purchases totaled approximately $0.2 million, $0.2 million and $0.2 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.1 million, $0.1 million and $0.2 million, respectively.

(16)	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2015 and 2014 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Total revenues	$227,410	$262,360	$276,853	$273,208
Income from operations	23,332	32,962	38,472	33,477
Income before provision for income taxes	10,241	19,441	25,492	20,502
Net income	6,086	11,480	14,772	11,967
Basic net income per common share(1)	0.17	0.33	0.42	0.34
Diluted net income per common share(1)	0.17	0.33	0.42	0.34

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Total revenues	$237,229	$280,378	$275,044	$297,761
Income from operations	24,591	37,942	39,993	41,218
Income before provision for income taxes	12,247	25,364	27,115	27,958
Net income	7,436	15,726	15,300	16,677
Basic net income per common share(1)	0.21	0.45	0.43	0.47
Diluted net income per common share(1)	0.21	0.45	0.43	0.47

(1)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.

(17)	Segment Information

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Segment Revenues:
Equipment rentals	$443,024	$404,110	$338,935
New equipment sales	238,172	328,036	294,768
Used equipment sales	118,338	123,173	141,560
Parts sales	111,133	113,732	103,174
Services revenues	63,954	61,292	56,694
Total segmented revenues	974,621	1,030,343	935,131
Non-Segmented revenues	65,210	60,069	52,625
Total revenues	$1,039,831	$1,090,412	$987,756
Segment Gross Profit:
Equipment rentals	$208,985	$196,139	$161,649
New equipment sales	25,937	38,510	31,881
Used equipment sales	37,000	38,237	40,867
Parts sales	30,303	32,626	28,933
Services revenues	42,261	39,785	35,660
Total gross profit from segmented revenues	344,486	345,297	298,990
Non-Segmented gross profit	1,246	2,641	2,846
Total gross profit	$345,732	$347,938	$301,836

	December 31,
	2015	2014
Segment identified assets:
Equipment sales	$77,365	$114,664
Equipment rentals	893,393	889,706
Parts and service	19,453	19,324
Total segment identified assets	990,211	1,023,694
Non-Segmented identified assets	310,876	335,110
Total assets	$1,301,087	$1,358,804

The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2015, 2014 and 2013 were 0.6%, 0.3% and 1.2%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$7,159	$—	$—	$7,159
Receivables, net	124,157	23,171	—	147,328
Inventories, net	88,831	7,987	—	96,818
Prepaid expenses and other assets	9,909	145	—	10,054
Rental equipment, net	750,773	142,620	—	893,393
Property and equipment, net	99,342	11,443	—	110,785
Deferred financing costs, net	4,353	—	—	4,353
Investment in guarantor subsidiaries	211,542	—	(211,542)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,297,737	$214,892	$(211,542)	$1,301,087
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$184,857	$—	$—	$184,857
Accounts payable	63,959	2,818	—	66,777
Manufacturer flooring plans payable	62,433	—	—	62,433
Dividends payable	62	(30)	—	32
Accrued expenses payable and other liabilities	56,896	(1,345)	—	55,551
Senior unsecured notes	628,882	—	—	628,882
Capital leases payable	—	1,907	—	1,907
Deferred income taxes	155,886	—	—	155,886
Deferred compensation payable	2,174	—	—	2,174
Total liabilities	1,155,149	3,350	—	1,158,499
Stockholders’ equity	142,588	211,542	(211,542)	142,588
Total liabilities and stockholders’ equity	$1,297,737	$214,892	$(211,542)	$1,301,087

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$15,861	$—	$—	$15,861
Receivables, net	137,197	27,138	—	164,335
Inventories, net	123,410	10,577	—	133,987
Prepaid expenses and other assets	9,027	119	—	9,146
Rental equipment, net	748,353	141,353	—	889,706
Property and equipment, net	98,279	11,629	—	109,908
Deferred financing costs, net	4,664	—	—	4,664
Investment in guarantor subsidiaries	216,540	—	(216,540)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,355,002	$220,342	$(216,540)	$1,358,804
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$259,919	$—	$—	$259,919
Accounts payable	50,661	2,680	—	53,341
Manufacturer flooring plans payable	93,600	—	—	93,600
Dividends payable	23	(23)	—	—
Accrued expenses payable and other liabilities	61,502	(954)	—	60,548
Senior unsecured notes	628,714	—	—	628,714
Capital leases payable	—	2,099	—	2,099
Deferred income taxes	125,110	—	—	125,110
Deferred compensation payable	2,106	—	—	2,106
Total liabilities	1,221,635	3,802	—	1,225,437
Stockholders’ equity	133,367	216,540	(216,540)	133,367
Total liabilities and stockholders’ equity	$1,355,002	$220,342	$(216,540)	$1,358,804

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$366,160	$76,864	$-	$443,024
New equipment sales	213,476	24,696	-	238,172
Used equipment sales	96,114	22,224	-	118,338
Parts sales	96,743	14,390	-	111,133
Services revenues	54,483	9,471	-	63,954
Other	53,051	12,159	-	65,210
Total revenues	880,027	159,804	-	1,039,831
Cost of revenues:
Rental depreciation	135,511	26,578	-	162,089
Rental expense	59,384	12,566	-	71,950
New equipment sales	190,013	22,222	-	212,235
Used equipment sales	66,888	14,450	-	81,338
Parts sales	70,555	10,275	-	80,830
Services revenues	18,689	3,004	-	21,693
Other	51,763	12,201	-	63,964
Total cost of revenues	592,803	101,296	-	694,099
Gross profit (loss):
Equipment rentals	171,265	37,720	-	208,985
New equipment sales	23,463	2,474	-	25,937
Used equipment sales	29,226	7,774	-	37,000
Parts sales	26,188	4,115	-	30,303
Services revenues	35,794	6,467	-	42,261
Other	1,288	(42)	-	1,246
Gross profit	287,224	58,508	-	345,732
Selling, general and administrative expenses	183,235	36,991	-	220,226
Equity in earnings of guarantor subsidiaries	8,428	-	(8,428)	-
Gain from sales of property and equipment, net	2,255	482	-	2,737
Income from operations	114,672	21,999	(8,428)	128,243
Other income (expense):
Interest expense	(40,303)	(13,727)	-	(54,030)
Other, net	1,307	156	-	1,463
Total other expense, net	(38,996)	(13,571)	-	(52,567)
Income before income taxes	75,676	8,428	(8,428)	75,676
Income tax expense	31,371	-	-	31,371
Net income	$44,305	$8,428	$(8,428)	$44,305

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$338,708	$65,402	$—	$404,110
New equipment sales	278,869	49,167	—	328,036
Used equipment sales	99,864	23,309	—	123,173
Parts sales	99,013	14,719	—	113,732
Services revenues	52,227	9,065	—	61,292
Other	49,510	10,559	—	60,069
Total revenues	918,191	172,221	—	1,090,412
Cost of revenues:
Rental depreciation	122,763	23,292	—	146,055
Rental expense	50,832	11,084	—	61,916
New equipment sales	245,423	44,103	—	289,526
Used equipment sales	68,739	16,197	—	84,936
Parts sales	70,769	10,337	—	81,106
Services revenues	18,231	3,276	—	21,507
Other	46,851	10,577	—	57,428
Total cost of revenues	623,608	118,866	—	742,474
Gross profit (loss):
Equipment rentals	165,113	31,026	—	196,139
New equipment sales	33,446	5,064	—	38,510
Used equipment sales	31,125	7,112	—	38,237
Parts sales	28,244	4,382	—	32,626
Services revenues	33,996	5,789	—	39,785
Other	2,659	(18)	—	2,641
Gross profit	294,583	53,355	—	347,938
Selling, general and administrative expenses	170,449	36,031	—	206,480
Equity in earnings of guarantor subsidiaries	5,711	—	(5,711)	—
Gain from sales of property and equipment, net	1,870	416	—	2,286
Income from operations	131,715	17,740	(5,711)	143,744
Other income (expense):
Interest expense	(40,147)	(12,206)	—	(52,353)
Other, net	1,116	177	—	1,293
Total other expense, net	(39,031)	(12,029)	—	(51,060)
Income before income taxes	92,684	5,711	(5,711)	92,684
Income tax expense	37,545	—	—	37,545
Net income	$55,139	$5,711	$(5,711)	$55,139

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$280,700	$58,235	$—	$338,935
New equipment sales	251,911	42,857	—	294,768
Used equipment sales	119,351	22,209	—	141,560
Parts sales	88,994	14,180	—	103,174
Services revenues	49,022	7,672	—	56,694
Other	43,341	9,284	—	52,625
Total revenues	833,319	154,437	—	987,756
Cost of revenues:
Rental depreciation	100,627	21,321	—	121,948
Rental expense	45,186	10,152	—	55,338
New equipment sales	224,051	38,836	—	262,887
Used equipment sales	84,881	15,812	—	100,693
Parts sales	64,167	10,074	—	74,241
Services revenues	18,272	2,762	—	21,034
Other	40,298	9,481	—	49,779
Total cost of revenues	577,482	108,438	—	685,920
Gross profit (loss):
Equipment rentals	134,887	26,762	—	161,649
New equipment sales	27,860	4,021	—	31,881
Used equipment sales	34,470	6,397	—	40,867
Parts sales	24,827	4,106	—	28,933
Services revenues	30,750	4,910	—	35,660
Other	3,043	(197)	—	2,846
Gross profit	255,837	45,999	—	301,836
Selling, general and administrative expenses	155,881	33,181	—	189,062
Equity in earnings of guarantor subsidiaries	2,497	—	(2,497)	—
Gain from sales of property and equipment, net	2,220	329	—	2,549
Income from operations	104,673	13,147	(2,497)	115,323
Other income (expense):
Interest expense	(40,662)	(10,742)	—	(51,404)
Other, net	1,136	92	—	1,228
Total other expense, net	(39,526)	(10,650)	—	(50,176)
Income before income taxes	65,147	2,497	(2,497)	65,147
Income tax expense	21,007	—	—	21,007
Net income	$44,140	$2,497	$(2,497)	$44,140

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$44,305	$8,428	$(8,428)	$44,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	21,443	2,925	—	24,368
Depreciation on rental equipment	135,511	26,578	—	162,089
Amortization of deferred financing costs	1,036	—	—	1,036
Accretion of note discount, net of premium amortization	168	—	—	168
Provision for losses on accounts receivable	3,223	218	—	3,441
Provision for inventory obsolescence	295	—	—	295
Provision for deferred income taxes	30,776	—	—	30,776
Stock-based compensation expense	2,655	—	—	2,655
Gain from sales of property and equipment, net	(2,255)	(482)	—	(2,737)
Gain from sales of rental equipment, net	(27,732)	(7,402)	—	(35,134)
Excess tax deficiency from stock-based awards	(125)	—	—	(125)
Equity in earnings of guarantor subsidiaries	(8,428)	—	8,428	-
Changes in operating assets and liabilities:				-
Receivables, net	9,817	3,749	—	13,566
Inventories, net	(12,168)	(2,349)	—	(14,517)
Prepaid expenses and other assets	(882)	(26)	—	(908)
Accounts payable	13,298	138	—	13,436
Manufacturer flooring plans payable	(31,167)	—	—	(31,167)
Accrued expenses payable and other liabilities	(4,604)	(391)	—	(4,995)
Deferred compensation payable	68	—	—	68
Net cash provided by operating activities	175,234	31,386	-	206,620
Cash flows from investing activities:
Purchases of property and equipment	(23,989)	(2,808)	—	(26,797)
Purchases of rental equipment	(143,840)	(34,932)	—	(178,772)
Proceeds from sales of property and equipment	3,738	551	—	4,289
Proceeds from sales of rental equipment	80,093	19,428	—	99,521
Investment in subsidiaries	13,426	—	(13,426)	-
Net cash used in investing activities	(70,572)	(17,761)	(13,426)	(101,759)
Cash flows from financing activities:
Purchases of treasury stock	(470)	—	—	(470)
Dividends paid	(37,107)	(7)	—	(37,114)
Borrowing on senior secured credit facility	982,961	—	—	982,961
Payments on senior secured credit facility	(1,058,023)	—	—	(1,058,023)
Payments of deferred financing cost	(725)	—	—	(725)
Payments on capital lease obligations	—	(192)	—	(192)
Capital contributions	—	(13,426)	13,426	-
Net cash used in financing activities	(113,364)	(13,625)	13,426	(113,563)
Net decrease in cash	(8,702)	-	-	(8,702)
Cash, beginning of year	15,861	—	—	15,861
Cash, end of year	$7,159	$-	$-	$7,159

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$55,139	$5,711	$(5,711)	$55,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	18,025	2,434	—	20,459
Depreciation on rental equipment	122,763	23,292	—	146,055
Amortization of deferred financing costs	934	—	—	934
Accretion of note discount, net of premium amortization	168	—	—	168
Provision for losses on accounts receivable	2,428	431	—	2,859
Provision for inventory obsolescence	159	—	—	159
Provision for deferred income taxes	36,819	—	—	36,819
Stock-based compensation expense	2,598	—	—	2,598
Gain from sales of property and equipment, net	(1,870)	(416)	—	(2,286)
Gain from sales of rental equipment, net	(28,750)	(7,019)	—	(35,769)
Excess tax benefit from stock-based awards	(24)	—	—	(24)
Equity in earnings of guarantor subsidiaries	(5,711)	—	5,711	—
Changes in operating assets and liabilities:
Receivables, net	(25,100)	(10,124)	—	(35,224)
Inventories, net	(61,693)	(5,030)	—	(66,723)
Prepaid expenses and other assets	(3,174)	52	—	(3,122)
Accounts payable	(10,126)	(4,312)	—	(14,438)
Manufacturer flooring plans payable	44,538	—	—	44,538
Accrued expenses payable and other liabilities	7,437	(1,327)	—	6,110
Deferred compensation payable	66	—	—	66
Net cash provided by operating activities	154,626	3,692	—	158,318
Cash flows from investing activities:
Purchases of property and equipment	(30,849)	(2,386)	—	(33,235)
Purchases of rental equipment	(299,387)	(69,104)	—	(368,491)
Proceeds from sales of property and equipment	2,241	1,416	—	3,657
Proceeds from sales of rental equipment	79,991	21,435	—	101,426
Investment in subsidiaries	(45,126)	—	45,126	—
Net cash used in investing activities	(293,130)	(48,639)	45,126	(296,643)
Cash flows from financing activities:
Purchases of treasury stock	(1,467)	—	—	(1,467)
Dividends paid	(18,325)	—	—	(18,325)
Borrowing on senior secured credit facility	1,235,630	—	—	1,235,630
Payments on senior secured credit facility	(1,078,171)	—	—	(1,078,171)
Payments of deferred financing cost	(909)	—	—	(909)
Payments on capital lease obligations	—	(179)	—	(179)
Capital contributions	—	45,126	(45,126)	—
Net cash provided by financing activities	136,758	44,947	(45,126)	136,579
Net decrease in cash	(1,746)	—	—	(1,746)
Cash, beginning of year	17,607	—	—	17,607
Cash, end of year	$15,861	$—	$—	$15,861

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$44,140	$2,497	$(2,497)	$44,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	14,871	2,084	—	16,955
Depreciation on rental equipment	100,627	21,321	—	121,948
Amortization of deferred financing costs	1,094	—	—	1,094
Accretion of note discount, net of premium amortization	231	—	—	231
Provision for losses on accounts receivable	2,568	626	—	3,194
Provision for inventory obsolescence	220	—	—	220
Provision for deferred income taxes	17,009	—	—	17,009
Stock-based compensation expense	2,618	—	—	2,618
Gain from sales of property and equipment, net	(2,220)	(329)	—	(2,549)
Gain from sales of rental equipment, net	(32,235)	(6,340)	—	(38,575)
Tax deficiency from stock-based awards	(307)	—	—	(307)
Writedown of goodwill for tax-deductible goodwill in excess of book goodwill	877	—	—	877
Equity in earnings of guarantor subsidiaries	(2,497)	—	2,497	—
Changes in operating assets and liabilities:
Receivables, net	8,252	(1,749)	—	6,503
Inventories, net	(62,300)	(5,454)	—	(67,754)
Prepaid expenses and other assets	(744)	(71)	—	(815)
Accounts payable	26,000	5,659	—	31,659
Manufacturer flooring plans payable	(1,327)	(450)	—	(1,777)
Accrued expenses payable and other liabilities	3,916	—	—	3,916
Deferred compensation payable	65	—	—	65
Net cash provided by operating activities	120,858	17,794	—	138,652
Cash flows from investing activities:
Purchases of property and equipment	(26,576)	(2,903)	—	(29,479)
Purchases of rental equipment	(229,952)	(37,513)	—	(267,465)
Proceeds from sales of property and equipment	2,363	396	—	2,759
Proceeds from sales of rental equipment	95,378	19,217	—	114,595
Investment in subsidiaries	(3,201)	—	3,201	—
Net cash used in investing activities	(161,988)	(20,803)	3,201	(179,590)
Cash flows from financing activities:
Excess tax benefit from stock-based awards	307	—	—	307
Purchases of treasury stock	(890)	—	—	(890)
Dividends paid	(832)	(23)	—	(855)
Proceeds from issuance of senior unsecured notes	107,250	—	—	107,250
Borrowing on senior secured credit facility	1,058,990	—	—	1,058,990
Payments on senior secured credit facility	(1,114,249)	—	—	(1,114,249)
Payments of deferred financing cost	(733)	—	—	(733)
Payments on capital lease obligations	—	(169)	—	(169)
Capital contributions	—	3,201	(3,201)	—
Net cash provided by financing activities	49,843	3,009	(3,201)	49,651
Net increase in cash	8,713	—	—	8,713
Cash, beginning of year	8,894	—	—	8,894
Cash, end of year	$17,607	$—	$—	$17,607

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 25, 2016

/s/ John M. Engquist
John M. Engquist
Chief Executive Officer

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

We have audited H&E Equipment Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). H&E Equipment Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, H&E Equipment Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&E Equipment Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas
February 25, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2015.

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

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2)	Financial Statement Schedule for the years ended December 31, 2015, 2014 and 2013:

Schedule II—Valuation and Qualifying Accounts	87

All other schedules are omitted because they are not applicable or not required, or the information appears in the Company’s consolidated financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index on pages 89-91.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries (Deductions)	Balance at End of Year
Year Ended December 31, 2015
Allowance for doubtful accounts receivable	$3,288	$3,441	$(2,000)	$4,729
Allowance for inventory obsolescence	647	295	(8)	934
	$3,935	$3,736	$(2,008)	$5,663
Year Ended December 31, 2014
Allowance for doubtful accounts receivable	$3,651	$2,859	$(3,222)	$3,288
Allowance for inventory obsolescence	647	159	(159)	647
	$4,298	$3,018	$(3,381)	$3,935
Year Ended December 31, 2013
Allowance for doubtful accounts receivable	$4,593	$3,194	$(4,136)	$3,651
Allowance for inventory obsolescence	618	220	(191)	647
	$5,211	$3,414	$(4,327)	$4,298

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ John M. Engquist
John M. Engquist
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ John M. Engquist	Chief Executive Officer and Director	February 25, 2016
	John M. Engquist	(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	February 25, 2016
	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ Gary W. Bagley	Chairman and Director	February 25, 2016
Gary W. Bagley

By:	/s/ Paul N. Arnold	Director	February 25, 2016
Paul N. Arnold

By:	/s/ Bruce C. Bruckmann	Director	February 25, 2016
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	February 25, 2016
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	February 25, 2016
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	February 25, 2016
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	February 25, 2016
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

3.2

Amended and Restated Bylaws of H&E Equipment Services, Inc., as amended (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 12, 2016).

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

10.8	Amendment No. 2 to the H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan.*

10.9	Form of Option Letter (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 of H&E Equipment Services, Inc. (File No. 333-128996), filed January 20, 2006).†

10.10

Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 3, 2011). †

10.11

Restrictive Covenant Agreement, dated August 14, 2015, by and between the Company and Bradley W. Barber (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed October 29, 2015). †

10.12	Restrictive Covenant Agreement, dated October 12, 2015, by and between the Company and Leslie S. Magee.* †

18.1	BDO Seidman, LLP Preferability Letter. (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

**Furnished herewith

†Management contract or compensatory plan or arrangement