Form 10-Q
period 2016-03-31
H&E Equipment Services, Inc.
filed 2016-04-28
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 21, 2016, there were 35,463,599 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

March 31, 2016

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;
•	our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve;
•	the impact of conditions in the global credit and commodity markets and their effect on construction spending and the economy in general;
•	relationships with equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness;
•	risks associated with the expansion of our business;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other reports and registration statements filed by us with the SEC. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$4,732	$7,159
Receivables, net of allowance for doubtful accounts of $5,042 and $4,729, respectively	145,747	147,328
Inventories, net of reserves for obsolescence of $834 and $934, respectively	98,104	96,818
Prepaid expenses and other assets	10,024	10,054
Rental equipment, net of accumulated depreciation of $392,929 and $390,317, respectively	873,147	893,393
Property and equipment, net of accumulated depreciation and amortization of $112,077 and $107,170, respectively	109,266	110,785
Deferred financing costs, net of accumulated amortization of $11,550 and $11,347, respectively	2,574	2,777
Goodwill	31,197	31,197
Total assets	$1,274,791	$1,299,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$171,048	$184,857
Accounts payable	66,440	66,777
Manufacturer flooring plans payable	64,117	62,433
Accrued expenses payable and other liabilities	42,981	55,551
Dividends payable	48	32
Senior unsecured notes, net of unaccreted discount of $2,593 and $2,694, respectively	627,407	627,306
Capital leases payable	1,858	1,907
Deferred income taxes	159,896	155,886
Deferred compensation payable	1,795	2,174
Total liabilities	1,135,590	1,156,923
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,373,548 and 39,333,571 shares issued at March 31, 2016 and December 31, 2015, respectively, and 35,464,924 and 35,428,868 shares outstanding at March 31, 2016 and December 31, 2015, respectively	393	392
Additional paid-in capital	221,686	220,879
Treasury stock at cost, 3,908,624 and 3,904,703 shares of common stock held at March 31, 2016 and December 31, 2015, respectively	(60,405)	(60,405)
Retained deficit	(22,473)	(18,278)
Total stockholders’ equity	139,201	142,588
Total liabilities and stockholders’ equity	$1,274,791	$1,299,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Equipment rentals	$102,838	$101,389
New equipment sales	57,179	44,537
Used equipment sales	27,574	25,070
Parts sales	27,969	27,085
Services revenues	16,301	14,956
Other	15,149	14,373
Total revenues	247,010	227,410
Cost of revenues:
Rental depreciation	39,497	39,944
Rental expense	16,763	15,611
New equipment sales	50,474	39,319
Used equipment sales	18,512	16,886
Parts sales	20,263	19,519
Services revenues	5,301	5,277
Other	15,056	14,514
Total cost of revenues	165,866	151,070
Gross profit	81,144	76,340
Selling, general and administrative expenses	59,374	53,466
Gain on sales of property and equipment, net	662	458
Income from operations	22,432	23,332
Other income (expense):
Interest expense	(13,407)	(13,445)
Other, net	430	354
Total other expense, net	(12,977)	(13,091)
Income before provision for income taxes	9,455	10,241
Provision for income taxes	3,881	4,155
Net income	$5,574	$6,086
Net income per common share:
Basic	$0.16	$0.17
Diluted	$0.16	$0.17
Weighted average common shares outstanding:
Basic	35,341	35,227
Diluted	35,398	35,286
Dividends declared per common share outstanding	$0.275	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,574	$6,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,702	5,624
Depreciation of rental equipment	39,497	39,944
Amortization of deferred financing costs	262	249
Accretion of note discount, net of premium amortization	42	42
Provision for losses on accounts receivable	1,008	638
Provision for inventory obsolescence	7	29
Change in deferred income taxes	4,010	4,025
Stock-based compensation expense	1,041	1,021
Tax deficiency from stock-based awards	(234)	—
Gain from sales of property and equipment, net	(662)	(458)
Gain from sales of rental equipment, net	(8,884)	(7,927)
Changes in operating assets and liabilities:
Receivables	573	31,813
Inventories	(23,235)	(59,745)
Prepaid expenses and other assets	30	(2,438)
Accounts payable	(337)	19,525
Manufacturer flooring plans payable	1,684	(19,306)
Accrued expenses payable and other liabilities	(12,961)	(18,581)
Deferred compensation payable	(379)	17
Net cash provided by operating activities	13,738	558
Cash flows from investing activities:
Purchases of property and equipment	(4,966)	(6,462)
Purchases of rental equipment	(12,620)	(19,930)
Proceeds from sales of property and equipment	837	538
Proceeds from sales of rental equipment	24,195	20,646
Net cash provided by (used in) investing activities	7,446	(5,208)
Cash flows from financing activities:
Borrowings on senior secured credit facility	237,258	264,490
Payments on senior secured credit facility	(251,067)	(261,562)
Payments of deferred financing costs	—	(725)
Dividends paid	(9,753)	(8,815)
Payments of capital lease obligations	(49)	(47)
Net cash used in financing activities	(23,611)	(6,659)
Net decrease in cash	(2,427)	(11,309)
Cash, beginning of period	7,159	15,861
Cash, end of period	$4,732	$4,552

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$21,942	$31,232
Purchases of property and equipment included in accrued expenses payable and other liabilities	$392	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,117	$24,171
Income taxes paid, net of refunds received	$(436)	$(105)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2015, from which the consolidated balance sheet amounts as of December 31, 2015 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.  During the three month period ended March 31, 2016, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. The FASB agreed to a one-year deferral of the original effective date of this guidance and, as a result, it will become effective for fiscal years and interim periods after December 15, 2017. However, entities may adopt the new guidance as of the original effective date (for fiscal years and interim periods beginning after December 15, 2016). We expect to adopt ASU 2014-09 as of January 1, 2018 and expect to use the modified retrospective application method. While evaluation of the new comprehensive standard is ongoing, we do not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early application permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

Guidance Adopted in the First Quarter of 2016

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements (“ASU 2015-15”). ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance became effective for us in the first quarter of 2016 and was applied on a retrospective basis. As a result of adopting this guidance, total assets and total liabilities as of December 31, 2015 changed as shown below (amounts in thousands).

	Deferred Financing Costs	Total Assets	Senior Unsecured Notes	Total Liabilities	Total Liabilities and Stockholders’ Equity
Previously reported	$4,353	$1,301,087	$628,882	$1,158,499	$1,301,087
Reclassification of debt issuance costs	(1,576)	(1,576)	(1,576)	(1,576)	(1,576)
Current presentation	$2,777	$1,299,511	$627,306	$1,156,923	$1,299,511

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2016 and December 31, 2015 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	March 31, 2016
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.00% (Level 3)	$64,117	$56,186
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,407	639,450
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,858	1,277
Letter of credit (Level 3)	—	155

	December 31, 2015
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.00% (Level 3)	$62,433	$54,710
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,306	617,400
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,907	1,329
Letter of credit (Level 3)	—	145

During the three month periods ended March 31, 2016 and 2015, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2016 (amounts in thousands, except share data):

	Common Stock		Additional		Retained	'Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Earnings (Deficit)	Stockholders’ Equity
Balances at December 31, 2015	39,333,571	$392	$220,879	$(60,405)	$(18,278)	$142,588
Stock-based compensation	—	—	1,041	—	—	1,041
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,769)	(9,769)
Tax deficiency associated with stock-based awards	—	—	(234)	—	—	(234)
Issuance of common stock	39,977	1	—	—	—	1
Net income	—	—	—	—	5,574	5,574
Balances at March 31, 2016	39,373,548	$393	$221,686	$(60,405)	$(22,473)	$139,201

(5) Stock-Based Compensation

We account for our stock-based compensation plan using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2006 Stock-Based Incentive Compensation Plan, as amended, were 3,264,472 shares as of March 31, 2016.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2015	322,355	$19.90
Granted	39,977	$11.61
Vested	(39,977)	$11.61
Forfeited	(3,921)	$19.07
Non-vested stock at March 31, 2016	318,434	$19.91

As of March 31, 2016, we had unrecognized compensation expense of approximately $4.1 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.4 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Compensation expense	$1,041	$1,021

Stock Options

At March 31, 2016, there is no unrecognized compensation expense as all stock option awards have fully vested.  The following table represents stock option activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2015	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	(45,000)	$17.60
Outstanding options at March 31, 2016	6,000	$19.27	1.4
Options exercisable at March 31, 2016	6,000	$19.27	1.4

The closing price of our common stock at March 31, 2016 was $17.53. Options outstanding at March 31, 2016 have grant date fair values that exceed the March 31, 2016 closing stock price.

(6) Income per Share

Income per common share for the three months ended March 31, 2016 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.7% and 0.4% of total outstanding shares for the three months ended March 31, 2016 and 2015, respectively, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2016 and 2015 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Basic net income per share:
Net income	$5,574	$6,086
Weighted average number of common shares outstanding	35,341	35,227
Net income per share of common stock – basic	$0.16	$0.17
Diluted net income per share:
Net income	$5,574	$6,086
Weighted average number of common shares outstanding	35,341	35,227
Effect of dilutive securities:
Effect of dilutive stock options	—	19
Effect of dilutive non-vested restricted stock	57	40
Weighted average number of common shares outstanding – diluted	35,398	35,286
Net income per share of common stock – diluted	$0.16	$0.17
Common shares excluded from the denominator as anti-dilutive:
Stock options	13	—
Non-vested restricted stock	7	3

(7) Senior Secured Credit Facility

We and our subsidiaries are parties to a $602.5 million senior secured credit facility (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”), as agent (as successor in such capacity to General Electric Capital Corporation (“GE Capital”)), and the lenders named therein (the “Lenders”).

On May 21, 2014, we amended, extended and restated the Credit Facility by entering into the Fourth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, the other credit parties named therein, the lenders named therein, GE Capital, as administrative agent, Bank of America, N.A. as co-syndication agent and documentation agent, Wells Fargo, as co-syndication agent and Deutsche Bank Securities Inc. as joint lead arranger and joint bookrunner. In March 2016, Wells Fargo succeeded and was substituted for GE Capital as the administrative agent under the Amended and Restated Credit Agreement.

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

As of March 31, 2016, we were in compliance with our financial covenants under the Credit Facility. At March 31, 2016, the Company could borrow up to an additional $423.7 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At March 31, 2016, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at March 31, 2016 was approximately 2.7%. At April 21, 2016, we had $419.6 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

(8) Senior Unsecured Notes

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2014	$628,714
Accretion of discount through December 31, 2015	1,055
Amortization of note premium through December 31, 2015	(887)
Reclass of deferred financing costs to debt discount (see footnote 2)	(1,576)
Balance at December 31, 2015	$627,306
Accretion of discount through March 31, 2016	262
Amortization of note premium through March 31, 2016	(222)
Amortization of deferred financing costs through March 31, 2016	61
Balance at March 31, 2016	$627,407

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Segment Revenues:
Equipment rentals	$102,838	$101,389
New equipment sales	57,179	44,537
Used equipment sales	27,574	25,070
Parts sales	27,969	27,085
Services revenues	16,301	14,956
Total segmented revenues	231,861	213,037
Non-segmented revenues	15,149	14,373
Total revenues	$247,010	$227,410
Segment Gross Profit:
Equipment rentals	$46,578	$45,834
New equipment sales	6,705	5,218
Used equipment sales	9,062	8,184
Parts sales	7,706	7,566
Services revenues	11,000	9,679
Total segmented gross profit	81,051	76,481
Non-segmented gross profit (loss)	93	(141)
Total gross profit	$81,144	$76,340

	Balances at
	March 31,	December 31,
	2016	2015
Segment identified assets:
Equipment sales	$78,008	$77,365
Equipment rentals	873,147	893,393
Parts and services	20,096	19,453
Total segment identified assets	971,251	990,211
Non-segment identified assets	303,540	309,300
Total assets	$1,274,791	$1,299,511

The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2016 and 2015 were 0.8% in each of the periods .     No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$4,732	$—	$—	$4,732
Receivables, net	116,256	29,491	—	145,747
Inventories, net	88,432	9,672	—	98,104
Prepaid expenses and other assets	9,806	218	—	10,024
Rental equipment, net	730,708	142,439	—	873,147
Property and equipment, net	97,972	11,294	—	109,266
Deferred financing costs, net	2,574	—	—	2,574
Investment in guarantor subsidiaries	215,871	—	(215,871)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,268,022	$222,640	$(215,871)	$1,274,791
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$171,048	$—	$—	$171,048
Accounts payable	60,881	5,559	—	66,440
Manufacturer flooring plans payable	63,922	195	—	64,117
Accrued expenses payable and other liabilities	43,792	(811)	—	42,981
Dividends payable	80	(32)	—	48
Senior unsecured notes	627,407	—	—	627,407
Capital leases payable	—	1,858	—	1,858
Deferred income taxes	159,896	—	—	159,896
Deferred compensation payable	1,795	—	—	1,795
Total liabilities	1,128,821	6,769	—	1,135,590
Stockholders’ equity	139,201	215,871	(215,871)	139,201
Total liabilities and stockholders’ equity	$1,268,022	$222,640	$(215,871)	$1,274,791

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$7,159	$—	$—	$7,159
Receivables, net	124,157	23,171	—	147,328
Inventories, net	88,831	7,987	—	96,818
Prepaid expenses and other assets	9,909	145	—	10,054
Rental equipment, net	750,773	142,620	—	893,393
Property and equipment, net	99,342	11,443	—	110,785
Deferred financing costs, net	2,777	—	—	2,777
Investment in guarantor subsidiaries	211,542	—	(211,542)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,296,161	$214,892	$(211,542)	$1,299,511
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$184,857	$—	$—	$184,857
Accounts payable	63,959	2,818	—	66,777
Manufacturer flooring plans payable	62,433	—	—	62,433
Dividends payable	62	(30)	—	32
Accrued expenses payable and other liabilities	56,896	(1,345)	—	55,551
Senior unsecured notes	627,306	—	—	627,306
Capital leases payable	—	1,907	—	1,907
Deferred income taxes	155,886	—	—	155,886
Deferred compensation payable	2,174	—	—	2,174
Total liabilities	1,153,573	3,350	—	1,156,923
Stockholders’ equity	142,588	211,542	(211,542)	142,588
Total liabilities and stockholders’ equity	$1,296,161	$214,892	$(211,542)	$1,299,511

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$86,025	$16,813	$—	$102,838
New equipment sales	45,532	11,647	—	57,179
Used equipment sales	22,916	4,658	—	27,574
Parts sales	24,222	3,747	—	27,969
Services revenues	13,979	2,322	—	16,301
Other	12,425	2,724	—	15,149
Total revenues	205,099	41,911	—	247,010
Cost of revenues:
Rental depreciation	33,112	6,385	—	39,497
Rental expense	14,048	2,715	—	16,763
New equipment sales	40,114	10,360	—	50,474
Used equipment sales	15,643	2,869	—	18,512
Parts sales	17,606	2,657	—	20,263
Services revenues	4,602	699	—	5,301
Other	12,247	2,809	—	15,056
Total cost of revenues	137,372	28,494	—	165,866
Gross profit (loss):
Equipment rentals	38,865	7,713	—	46,578
New equipment sales	5,418	1,287	—	6,705
Used equipment sales	7,273	1,789	—	9,062
Parts sales	6,616	1,090	—	7,706
Services revenues	9,377	1,623	—	11,000
Other	178	(85)	—	93
Gross profit	67,727	13,417	—	81,144
Selling, general and administrative expenses	49,603	9,771	—	59,374
Equity in earnings of guarantor subsidiaries	1,735	—	(1,735)	—
Gain on sales of property and equipment, net	530	132	—	662
Income from operations	20,389	3,778	(1,735)	22,432
Other income (expense):
Interest expense	(11,301)	(2,106)	—	(13,407)
Other, net	367	63	—	430
Total other expense, net	(10,934)	(2,043)	—	(12,977)
Income before income taxes	9,455	1,735	(1,735)	9,455
Income tax expense	3,881	—	—	3,881
Net income	$5,574	$1,735	$(1,735)	$5,574

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$84,912	$16,477	$—	$101,389
New equipment sales	37,782	6,755	—	44,537
Used equipment sales	20,040	5,030	—	25,070
Parts sales	23,783	3,302	—	27,085
Services revenues	12,855	2,101	—	14,956
Other	11,753	2,620	—	14,373
Total revenues	191,125	36,285	—	227,410
Cost of revenues:
Rental depreciation	33,500	6,444	—	39,944
Rental expense	12,860	2,751	—	15,611
New equipment sales	33,318	6,001	—	39,319
Used equipment sales	13,782	3,104	—	16,886
Parts sales	17,191	2,328	—	19,519
Services revenues	4,576	701	—	5,277
Other	11,706	2,808	—	14,514
Total cost of revenues	126,933	24,137	—	151,070
Gross profit (loss):
Equipment rentals	38,552	7,282	—	45,834
New equipment sales	4,464	754	—	5,218
Used equipment sales	6,258	1,926	—	8,184
Parts sales	6,592	974	—	7,566
Services revenues	8,279	1,400	—	9,679
Other	47	(188)	—	(141)
Gross profit	64,192	12,148	—	76,340
Selling, general and administrative expenses	45,806	7,660	—	53,466
Equity in earnings of guarantor subsidiaries	1,377	—	(1,377)	—
Gain on sales of property and equipment, net	214	244	—	458
Income from operations	19,977	4,732	(1,377)	23,332
Other income (expense):
Interest expense	(10,039)	(3,406)	—	(13,445)
Other, net	303	51	—	354
Total other expense, net	(9,736)	(3,355)	—	(13,091)
Income before income taxes	10,241	1,377	(1,377)	10,241
Income tax expense	4,155	—	—	4,155
Net income	$6,086	$1,377	$(1,377)	$6,086

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$5,574	$1,735	$(1,735)	$5,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	5,951	751	—	6,702
Depreciation of rental equipment	33,112	6,385	—	39,497
Amortization of deferred financing costs	262	—	—	262
Accretion of note discount, net of premium amortization	42	—	—	42
Provision for losses on accounts receivable	995	13	—	1,008
Provision for inventory obsolescence	7	—	—	7
Change in deferred income taxes	4,010	—	—	4,010
Stock-based compensation expense	1,041	—	—	1,041
Tax deficiency from stock-based awards	(234)	—	—	(234)
Gain from sales of property and equipment, net	(530)	(132)	—	(662)
Gain from sales of rental equipment, net	(7,108)	(1,776)	—	(8,884)
Equity in earnings of guarantor subsidiaries	(1,735)	—	1,735	—
Changes in operating assets and liabilities:
Receivables	6,906	(6,333)	—	573
Inventories	(18,907)	(4,328)	—	(23,235)
Prepaid expenses and other assets	103	(73)	—	30
Accounts payable	(3,078)	2,741	—	(337)
Manufacturer flooring plans payable	1,489	195	—	1,684
Accrued expenses payable and other liabilities	(13,495)	534	—	(12,961)
Deferred compensation payable	(379)	—	—	(379)
Net cash provided by (used in) operating activities	14,026	(288)	—	13,738
Cash flows from investing activities:
Purchases of property and equipment	(4,359)	(607)	—	(4,966)
Purchases of rental equipment	(6,239)	(6,381)	—	(12,620)
Proceeds from sales of property and equipment	700	137	—	837
Proceeds from sales of rental equipment	19,599	4,596	—	24,195
Investment in subsidiaries	(2,594)	—	2,594	—
Net cash provided by (used in) investing activities.	7,107	(2,255)	2,594	7,446
Cash flows from financing activities:
Borrowings on senior secured credit facility	237,258	—	—	237,258
Payments on senior secured credit facility	(251,067)	—	—	(251,067)
Dividends paid	(9,751)	(2)	—	(9,753)
Payments on capital lease obligations	—	(49)	—	(49)
Capital contributions	—	2,594	(2,594)	—
Net cash provided by (used in) financing activities	(23,560)	2,543	(2,594)	(23,611)
Net decrease in cash	(2,427)	—	—	(2,427)
Cash, beginning of period	7,159	—	—	7,159
Cash, end of period	$4,732	$—	$—	$4,732

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$6,086	$1,377	$(1,377)	$6,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	4,921	703	—	5,624
Depreciation of rental equipment	33,500	6,444	—	39,944
Amortization of deferred financing costs	249	—	—	249
Accretion of note discount, net of premium amortization	42	—	—	42
Provision for losses on accounts receivable	587	51	—	638
Provision for inventory obsolescence	29	—	—	29
Change in deferred income taxes	4,025	—	—	4,025
Stock-based compensation expense	1,021	—	—	1,021
Gain from sales of property and equipment, net	(214)	(244)	—	(458)
Gain from sales of rental equipment, net	(6,011)	(1,916)	—	(7,927)
Equity in earnings of guarantor subsidiaries	(1,377)	—	1,377	—
Changes in operating assets and liabilities:
Receivables	25,666	6,147	—	31,813
Inventories	(50,191)	(9,554)	—	(59,745)
Prepaid expenses and other assets	(2,365)	(73)	—	(2,438)
Accounts payable	14,786	4,739	—	19,525
Manufacturer flooring plans payable	(19,306)	—	—	(19,306)
Accrued expenses payable and other liabilities	(18,794)	213	—	(18,581)
Deferred compensation payable	17	—	—	17
Net cash provided by (used in) operating activities	(7,329)	7,887	—	558
Cash flows from investing activities:
Purchases of property and equipment	(5,357)	(1,105)	—	(6,462)
Purchases of rental equipment	(11,027)	(8,903)	—	(19,930)
Proceeds from sales of property and equipment	294	244	—	538
Proceeds from sales of rental equipment	15,771	4,875	—	20,646
Investment in subsidiaries	2,950	—	(2,950)	—
Net cash provided by (used in) investing activities.	2,631	(4,889)	(2,950)	(5,208)
Cash flows from financing activities:
Borrowings on senior secured credit facility	264,490	—	—	264,490
Payments on senior secured credit facility	(261,562)	—	—	(261,562)
Dividends paid	(8,814)	(1)	—	(8,815)
Payments of deferred financing costs	(725)	—	—	(725)
Payments on capital lease obligations	—	(47)	—	(47)
Capital contributions	—	(2,950)	2,950	—
Net cash used in financing activities	(6,611)	(2,998)	2,950	(6,659)
Net decrease in cash	(11,309)	—	—	(11,309)
Cash, beginning of period	15,861	—	—	15,861
Cash, end of period	$4,552	$—	$—	$4,552

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2016, and its results of operations for the three month period ended March 31, 2016, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of April 21, 2016, we operated 77 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the three months ended March 31, 2016. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three month period ended March 31, 2016, approximately 41.6% of our total revenues were attributable to equipment rentals, 23.2% of our total revenues were attributable to new equipment sales, 11.2% were attributable to used equipment sales, 11.3% were attributable to parts sales, 6.6% were attributable to our services revenues and 6.1% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three month period ended March 31, 2016, our total cost of revenues was $165.9 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three month period ended March 31, 2016, our selling, general and administrative expenses were $59.4 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Selling, General and Administrative Expenses:

Our selling, general and administrative (“SG&A”) expenses include sales and marketing expenses, payroll and related benefit costs, insurance expenses, legal and professional fees, rent and other occupancy costs, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with capital leases and software. These expenses are not generally allocated to our reportable segments.

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving senior secured credit facility (the “Credit Facility”), senior unsecured notes due 2022 and our capital lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and accretion (amortization) of debt discount (premium) are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2016 was $873.1 million, or approximately 68.5% of our total assets. Our rental fleet as of March 31, 2016 consisted of 27,391 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.3 billion. As of March 31, 2016, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	17,834	65.1%	$768.8	60.6%	35.0
Cranes	385	1.4%	129.8	10.3%	42.6
Earthmoving	2,977	10.9%	267.3	21.1%	22.0
Industrial Lift Trucks	900	3.3%	32.1	2.5%	30.7
Other	5,295	19.3%	69.9	5.5%	24.6
Total	27,391	100.0%	$1,267.9	100.0%	31.5

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

The original acquisition cost of our gross rental fleet decreased by approximately $18.4 million, or 1.4%, for the three month period ended March 31, 2016. The average age of our rental fleet equipment increased by approximately 0.1 months for the three months ended March 31, 2016.

Our average rental rates for the three month period ended March 31, 2016 were 0.1% lower than in the three month period ended March 31, 2015 and approximately 1.4% lower than the three month period ended December 31, 2015 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the three months ended March 31, 2016 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward‑Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10‑K for the year ended December 31, 2015.

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

•

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. However, the recent decline in oil and natural gas prices, and uncertainty regarding future price levels, has caused, and may continue to cause, some of our customers in those markets to adjust their activity and spending levels.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 31 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2016 and 2015. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2016	2015	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$102,838	$101,389	$1,449	1.4%
New equipment sales	57,179	44,537	12,642	28.4%
Used equipment sales	27,574	25,070	2,504	10.0%
Parts sales	27,969	27,085	884	3.3%
Services revenues	16,301	14,956	1,345	9.0%
Non-Segmented revenues	15,149	14,373	776	5.4%
Total revenues	$247,010	$227,410	$19,600	8.6%

Total Revenues. Our total revenues were $247.0 million for the three month period ended March 31, 2016 compared to $227.4 million for the three month period ended March 31, 2015, an increase of $19.6 million, or 8.6%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended March 31, 2016 increased $1.4 million, or 1.4%, to $102.8 million from $101.4 million in the three month period ended March 31, 2015. Rental revenues from earthmoving equipment increased $2.4 million, while rental revenues from other equipment and lift trucks increased $0.4 million and $0.3 million, respectively. Crane rental revenues decreased $1.6 million and rental revenues from aerial work platform equipment decreased $0.1 million. Our average rental rates for the three month period ended March 31, 2016 decreased 0.1% compared to the same three month period last year and decreased approximately 1.4% from the three month period ended December 31, 2015.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2016 was 32.2% compared to 32.3% in the three month period ended March 31, 2015, a decrease of 0.1%. The decrease in comparative rental equipment dollar utilization was primarily the result of a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 66.3% for the three month period ended March 31, 2016 compared to 67.5% in the three month period ended March 31, 2015, a decrease of 1.2%. The decrease in equipment rental time utilization based on original equipment cost is largely reflective of decreased rental activity among the Company’s customers operating in the Company’s oil and gas markets in the current three month period ended March 31, 2016 compared to the same period last year, combined with a decrease in earthmoving equipment rental activity in the first quarter of this year as a result of heavy rains and associated flooding in the Company’s Louisiana, Texas and Arkansas markets. Our rental equipment time utilization based on the number of rental equipment units available for rent was 64.6% for the three month period ended March 31, 2016, compared to approximately 64.2% in the same period last year, an increase of 0.4%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2016 increased approximately $12.6 million, or 28.4%, to $57.2 million from $44.5 million for the three month period ended March 31, 2015, largely as a result of a $10.7 million increase in new earthmoving equipment sales. Additionally, sales of new cranes increased $2.6 million and sales of new lift trucks increased $0.3 million. Partially offsetting these increases were a $0.5 million decrease in new aerial work platform equipment sales and a $0.4 million decrease in new other equipment sales.

Used Equipment Sales Revenues. Our used equipment sales increased $2.5 million, or 10.0%, to $27.6 million for the three month period ended March 31, 2016, from $25.1 million for the same three month period in 2015. Sales of used earthmoving equipment and used aerial work platform equipment increased $2.9 million and $2.0 million, respectively, and sales of used other equipment increased $0.2 million. Partially offsetting these increases were sales decreases in used cranes and used lift trucks of $2.0 million and $0.6 million, respectively.

Parts Sales Revenues. Our parts sales for the three month period ended March 31, 2016 increased $0.9 million, or 3.3%, to $28.0 million from $27.1 million for the same three month period last year. The increase in parts sales revenues was driven primarily by higher earthmoving equipment and crane parts sales.

Services Revenues. Our services revenues for the three month period ended March 31, 2016 increased $1.3 million, or 9.0%, to $16.3 million from $15.0 million for the same three month period last year. The increase in services revenues was due primarily to increases in services revenues related to earthmoving equipment and cranes.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended March 31, 2016, our other revenues were approximately $15.1 million, an increase of $0.8 million, or 5.4%, from $14.4 million in the same three month period in 2015. The increase was primarily due to higher damage waiver income and environmental fee revenues associated with our equipment rental activity.

Gross Profit (Loss).

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2016	2015	Increase	Increase
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$46,578	$45,834	$744	1.6%
New equipment sales	6,705	5,218	1,487	28.5%
Used equipment sales	9,062	8,184	878	10.7%
Parts sales	7,706	7,566	140	1.9%
Services revenues	11,000	9,679	1,321	13.6%
Non-Segmented revenues	93	(141)	234	166.0%
Total gross profit	$81,144	$76,340	$4,804	6.3%

Total Gross Profit. Our total gross profit was $81.1 million for the three month period ended March 31, 2016 compared to $76.3 million for the same three month period in 2015, an increase of 4.8 million, or 6.3%. Total gross profit margin for the three month period ended March 31, 2016 was 32.9%, a decrease of 0.7% from the 33.6% gross profit margin for the same three month period in 2015. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended March 31, 2016 increased $0.7 million, or 1.6%, to $46.6 million from $45.8 million in the same three month period in 2015. The increase in equipment rentals gross profit was the result of a $1.4 million increase in rental revenues for the three month period ended March 31, 2016, combined with a $0.4 million decrease in rental equipment depreciation expense, which were partially offset by a $1.1 million increase in rental expenses. Depreciation expense was 38.4% of equipment rental revenues for the three month period ended March 31, 2016 compared to 39.5% for the same period in 2015, a decrease of 1.1%, primarily as a result of fleet mix. As a percentage of equipment rental revenues, rental expenses were 16.3% for the three month period ended March 31, 2016 compared to 15.4% for the same period last year, an increase of 0.9%, resulting primarily from higher rental expenses as a percentage of equipment rental revenues in our oil and gas markets due to lower rental revenues in those markets in the current period. Gross profit margin on equipment rentals for the three month period ended March 31, 2016 was approximately 45.3% compared to 45.2% for the same period in 2015, an increase of 0.1%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2016 increased $1.5 million, or 28.5%, to $6.7 million compared to $5.2 million for the same three month period in 2015 on a total new equipment sales increase of $12.6 million. Gross profit margin on new equipment sales was 11.7% for each of the three month periods ended March 31, 2016 and 2015.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2016 increased $0.9 million, or 10.7%, to $9.1 million from $8.2 million in the same period in 2015 on a used equipment sales increase of $2.5 million. Gross profit margin on used equipment sales for the three month period ended March 31, 2016 was 32.9%, up 0.3% from 32.6% for the same three month period in 2015, primarily as a result of the mix of used equipment sold and higher used crane sales gross margins. Our used equipment sales from the rental fleet, which comprised approximately 87.7% and 82.4% of our used equipment sales for the three month periods ended March 31, 2016 and 2015, respectively, were approximately 158.0%  and 162.3% of net book value for the three month periods ended March 31, 2016 and 2015, respectively.

Parts Sales Gross Profit. For the three month period ended March 31, 2016, our parts sales gross profit increased $0.1 million, or 1.9%, to $7.7 million from $7.6 million for the same three month period in 2015 on a $1.3 million increase in parts sales revenues. Gross profit margin for the three month period ended March 31, 2016 was 27.6%, a decrease of approximately 0.3% from 27.9% in the same three month period in 2015, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended March 31, 2016, our services revenues gross profit increased $1.3 million, or 13.6%, to $11.0 million from $9.7 million for the same three month period in 2015 on a $1.3 million increase in services revenues. Gross profit margin for the three month period ended March 31, 2016 was 67.5%, an increase of 2.8% from 64.7% in the same three month period in 2015, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues gross profit increased $0.2 million, or 166.0%, to a gross profit of $0.1 million for the three month period ended March 31, 2016 compared to a gross loss of approximately $0.1 million for the same period in 2015 on a $0.8 million increase in non-segmented other revenues. Gross margin for the three month period ended March 31, 2016 was 0.6% compared to a gross margin of -1.0% in the same three month period last year, an increase of 1.6%, primarily reflective of improved margins on fuel charges in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $5.9 million, or approximately 11.1%, to $59.4 million for the three month period ended March 31, 2016 compared to $53.5 million for the three month period ended March 31, 2015. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee expenses increased approximately $1.4 million, primarily as a result of a larger workforce compared to the same period last year. Employee benefit expenses increased $1.9 million, of which employer health insurance costs increased $1.5 million compared to the same three month period last year. Facility costs increased $0.9 million, comprised primarily of additional rent expense related to new branches opened since the first quarter of last year. Depreciation and software amortization expense increased $0.4 million, bad debt expense increased $0.3 million and marketing and other promotional expenses increased $0.3 million, in each case compared to the same period last year. Legal and professional fees increased $0.2 million and non-real estate leasing/rental costs increased $0.2 million. Of the $5.9 million increase in SG&A expenses, approximately $1.9 million was attributable to branches opened since January 1, 2015 with less than three full months of comparable operations in the first quarters of 2015 and 2016. As a percentage of total revenues, SG&A expenses were 24.0% for the three month period ended March 31, 2016, an increase of 0.5% from 23.5% for the same three month period in 2015, primarily as a result of the cost increases noted above.

Other Income (Expense). For the three month period ended March 31, 2016, our net other expenses decreased $0.1 million to $13.0 million compared to $13.1 million for the same three month period in 2015.  Interest expense was $13.4 million for the three month period ended March 31, 2016 compared to approximately $13.4 million for the three month period ended March 31, 2015. Miscellaneous other income was approximately $0.4 million in each of the three month periods ended March 31, 2016 and March 31, 2015.

Income Taxes. We recorded income tax expense of approximately $3.9 million for the three month period ended March 31, 2016 compared to income tax expense of $4.2 million for the three month period ended March 31, 2015. Our effective income tax rate was approximately 41.0% for the three month period ended March 31, 2016 compared to 40.6% for the same three month period last year, an increase of 0.4%. The increase in our effective tax rate is primarily due to a decrease in favorable permanent differences in relation to current year pre-tax income. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at March 31, 2016 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the three month period ended March 31, 2016, the cash provided by our operating activities was $13.7 million. Our reported net income of $5.6 million, which, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $48.4 million. These cash flows from operating activities were also positively impacted by a $0.6 million decrease in receivables and a $1.7 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $23.2 million increase in inventories and a $13.0 million decrease in accrued expenses payable and other liabilities. Also decreasing our operating cash flows were a $0.3 million decrease in accounts payable and a $0.4 million decrease in deferred compensation payable.

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

Cash flow from investing activities. For the three month period ended March 31, 2016, cash provided by our investing activities was approximately $7.4 million. This was a result of purchases of rental and non-rental equipment totaling $17.6 million and proceeds from the sale of rental and non-rental equipment of approximately $25.0 million.

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

Cash flow from financing activities. For the three month period ended March 31, 2016, cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $23.6 million. Net payments under the Credit Facility were $13.8 million. Dividends totaling approximately $9.8 million, or $0.275 per common share, were paid during the three month period ended March 31, 2016.

For the three month period ended March 31, 2015, cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $6.7 million. Net borrowings under the Credit Facility were $2.9 million. Deferred financing costs paid totaled $0.7 million and dividends totaling $8.8 million, or $0.25 per common share, were paid during the three month period ended March 31, 2015.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $602.5 million senior secured credit facility (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”), agent (as successor in such capacity to General Electric Capital Corporation (“GE Capital”)) , and the lenders named therein (the “Lenders”).

On May 21, 2014, we amended, extended and restated the Credit Facility by entering into the Fourth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, the other credit parties named therein, the lenders named therein, GE Capital, as administrative agent, Bank of America, N.A. as co-syndication agent and documentation agent, Wells Fargo, as co-syndication agent and Deutsche Bank Securities Inc. as joint lead arranger and joint bookrunner. In March 2016, Wells Fargo succeeded and was substituted for GE Capital as the administrative agent under the Amended and Restated Credit Agreement.

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

As of March 31, 2016, we were in compliance with our financial covenants under the Credit Facility. At March 31, 2016, the Company could borrow up to an additional $423.7 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At March 31, 2016, the interest rate on the Credit Facility was based on either a 3.50% U.S. Prime Rate plus 100 basis points or LIBOR plus 200 basis points, as applicable with respect to the type of revolving loan. The weighted average interest rate at March 31, 2016 was approximately 2.7%. At April 21, 2016, we had $419.6 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2016 were approximately $34.6 million, including $21.9 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2016 were $5.4 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of April 21, 2016, we had $419.6 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

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

Quarterly Dividend

On February 12, 2016, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on March 9, 2016, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Subsequent Events

Consent Solicitation

On April 21, 2016, we issued a press release announcing that we had commenced a consent solicitation (the “Consent Solicitation”) to obtain from holders of record on April 20, 2016 (the “Record Date”) of our 7.00% Senior Notes due 2022, (the “Notes”) approval of a proposed amendment (the “Proposed Amendment”) to the indenture, dated as of August 20, 2012 (the “Indenture”), by and among the Company, the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, under which the Notes were issued. The valid consent (which has not been revoked) of the holders of at least a majority in aggregate principal amount of the outstanding Notes on the Record Date voting as a single class (the “Requisite Consent”) is required pursuant to the terms of the Indenture for the adoption of the Proposed Amendment. After receipt of the Requisite Consent, the Company may execute the supplemental indenture that will give effect to the Proposed Amendment. The Consent Solicitation will expire at 5:00 p.m., New York City time, on May 4, 2016, unless extended or earlier terminated by the Company.

The Proposed Amendment would provide for a dividend basket in the aggregate amount of $50 million per calendar year (with the unused amount in any calendar year being carried over to succeeding calendar years) under the restricted payments covenant of the Indenture so long as, at the time of declaration of such dividend, the Leverage Ratio (as defined in the Supplemental Indenture) does not exceed 3.5x. The aggregate amount of dividends paid by the Company pursuant to the new dividend basket would reduce on a dollar-for-dollar basis the cumulative amount available to the Company for restricted payments under the “grower” basket of the Indenture.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans.  At March 31, 2016, we had total borrowings outstanding under the Credit Facility of approximately $171.0 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.7 million increase in interest expense on an annualized basis. At April 21, 2016, we had $419.6 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of March 31, 2016 on the fixed-rate New Notes and Add-on Notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1

Amended & Restated Bylaws of H&E Equipment Services, Inc., as amended (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016).

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

H&E EQUIPMENT SERVICES, INC.

Dated: April 28, 2016	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: April 28, 2016	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).