Form 10-Q
period 2016-06-30
H&E Equipment Services, Inc.
filed 2016-07-28
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 21, 2016, there were 35,462,060 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

June 30, 2016

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$10,353	$7,159
Receivables, net of allowance for doubtful accounts of $4,594 and $4,729, respectively	138,210	147,328
Inventories, net of reserves for obsolescence of $834 and $934, respectively	114,810	96,818
Prepaid expenses and other assets	9,565	10,054
Rental equipment, net of accumulated depreciation of $407,259 and $390,317, respectively	888,792	893,393
Property and equipment, net of accumulated depreciation and amortization of $116,078 and $107,170, respectively	108,255	110,785
Deferred financing costs, net of accumulated amortization of $11,753 and $11,347, respectively	2,370	2,777
Goodwill	31,197	31,197
Total assets	$1,303,552	$1,299,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$174,504	$184,857
Accounts payable	89,098	66,777
Manufacturer flooring plans payable	45,967	62,433
Accrued expenses payable and other liabilities	60,185	55,551
Dividends payable	45	32
Senior unsecured notes, net of unaccreted discount of $2,492 and $2,694, respectively	627,508	627,306
Capital leases payable	1,807	1,907
Deferred income taxes	165,068	155,886
Deferred compensation payable	1,811	2,174
Total liabilities	1,165,993	1,156,923
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,373,548 and 39,333,571 shares issued at June 30, 2016 and December 31, 2015, respectively, and 35,462,060 and 35,428,868 shares outstanding at June 30, 2016 and December 31, 2015, respectively	393	392
Additional paid-in capital	222,290	220,879
Treasury stock at cost, 3,911,488 and 3,904,703 shares of common stock held at June 30, 2016 and December 31, 2015, respectively	(60,405)	(60,405)
Retained deficit	(24,719)	(18,278)
Total stockholders’ equity	137,559	142,588
Total liabilities and stockholders’ equity	$1,303,552	$1,299,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Equipment rentals	$108,650	$108,628	$211,488	$210,017
New equipment sales	49,893	64,376	107,072	108,913
Used equipment sales	23,769	28,932	51,343	54,002
Parts sales	26,654	28,347	54,623	55,432
Services revenues	16,945	15,769	33,246	30,725
Other	16,184	16,308	31,333	30,681
Total revenues	242,095	262,360	489,105	489,770
Cost of revenues:
Rental depreciation	39,675	40,214	79,172	80,158
Rental expense	18,021	17,701	34,784	33,312
New equipment sales	44,531	56,749	95,005	96,068
Used equipment sales	16,875	19,613	35,387	36,499
Parts sales	19,213	20,607	39,476	40,126
Services revenues	5,990	5,158	11,291	10,435
Other	16,082	15,914	31,138	30,428
Total cost of revenues	160,387	175,956	326,253	327,026
Gross profit	81,708	86,404	162,852	162,744
Selling, general and administrative expenses	57,049	54,414	116,423	107,880
Gain on sales of property and equipment, net	712	972	1,374	1,430
Income from operations	25,371	32,962	47,803	56,294
Other income (expense):
Interest expense	(13,353)	(13,749)	(26,760)	(27,194)
Other, net	689	228	1,119	582
Total other expense, net	(12,664)	(13,521)	(25,641)	(26,612)
Income before provision for income taxes	12,707	19,441	22,162	29,682
Provision for income taxes	5,204	7,961	9,085	12,116
Net income	$7,503	$11,480	$13,077	$17,566
Net income per common share:
Basic	$0.21	$0.33	$0.37	$0.50
Diluted	$0.21	$0.33	$0.37	$0.50
Weighted average common shares outstanding:
Basic	35,354	35,238	35,347	35,232
Diluted	35,480	35,314	35,439	35,300
Dividends declared per common share outstanding	$0.275	$0.25	$0.55	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,077	$17,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,464	11,654
Depreciation of rental equipment	79,172	80,158
Amortization of deferred financing costs	526	511
Accretion of note discount, net of premium amortization	83	84
Provision for losses on accounts receivable	2,008	1,393
Provision for inventory obsolescence	14	99
Change in deferred income taxes	9,182	11,862
Stock-based compensation expense	1,667	1,505
Gain from sales of property and equipment, net	(1,374)	(1,430)
Gain from sales of rental equipment, net	(15,467)	(16,774)
Changes in operating assets and liabilities:
Receivables	7,110	15,134
Inventories	(52,467)	(47,927)
Prepaid expenses and other assets	489	(6,099)
Accounts payable	22,322	10,505
Manufacturer flooring plans payable	(16,466)	(20,745)
Accrued expenses payable and other liabilities	4,600	(1,888)
Deferred compensation payable	(363)	34
Net cash provided by operating activities	67,577	55,642
Cash flows from investing activities:
Purchases of property and equipment	(11,465)	(12,872)
Purchases of rental equipment	(69,144)	(71,919)
Proceeds from sales of property and equipment	1,683	1,987
Proceeds from sales of rental equipment	44,501	44,411
Net cash used in investing activities	(34,425)	(38,393)
Cash flows from financing activities:
Borrowings on senior secured credit facility	482,513	506,455
Payments on senior secured credit facility	(492,866)	(509,256)
Payments of deferred financing costs	—	(725)
Dividends paid	(19,505)	(17,629)
Payments of capital lease obligations	(100)	(94)
Net cash used in financing activities	(29,958)	(21,249)
Net increase (decrease) in cash	3,194	(4,000)
Cash, beginning of period	7,159	15,861
Cash, end of period	$10,353	$11,861

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2016	2015
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$34,461	$42,152
Purchases of property and equipment included in accrued expenses payable and other liabilities	$222	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,215	$26,714
Income taxes paid, net of refunds received	$269	$375

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2015, from which the consolidated balance sheet amounts as of December 31, 2015 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.  During the six month period ended June 30, 2016, there were no significant changes to those accounting policies.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2016 and December 31, 2015 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	June 30, 2016
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.00% (Level 3)	$45,967	$40,281
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,508	648,900
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,807	1,225
Letter of credit (Level 3)	—	155

	December 31, 2015
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.00% (Level 3)	$62,433	$54,710
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,306	617,400
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,907	1,329
Letter of credit (Level 3)	—	145

During the three and six month periods ended June 30, 2016 and 2015, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2016 (amounts in thousands, except share data):

	Common Stock		Additional		Retained	Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Earnings (Deficit)	Stockholders’ Equity
Balances at December 31, 2015	39,333,571	$392	$220,879	$(60,405)	$(18,278)	$142,588
Stock-based compensation	—	—	1,667	—	—	1,667
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(19,518)	(19,518)
Tax deficiency associated with stock-based awards	—	—	(256)	—	—	(256)
Issuance of common stock	39,977	1	—	—	—	1
Net income	—	—	—	—	13,077	13,077
Balances at June 30, 2016	39,373,548	$393	$222,290	$(60,405)	$(24,719)	$137,559

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

Over the last ten years, we have been granting awards under our 2006 Stock-Based Incentive Compensation Plan, as amended (the “Prior Stock Plan”). The Prior Stock Plan expired pursuant to its terms in June 2016, and the Company will no longer be able to grant equity awards under the Prior Stock Plan. At our annual meeting of stockholders in May 2106, our stockholders approved our 2016 Stock-Based Incentive Compensation Plan. Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 2,100,000 shares as of June 30, 2016. To the extent that awards granted under the Prior Stock Plan are forfeited or otherwise terminate for any reason whatsoever without an actual distribution or issuance of shares, the plan limit will be increased by such number of shares.

Non-vested Stock

The following table summarizes our non-vested stock activity, all of which was granted pursuant to the Prior Stock Plan, for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2015	322,355	$19.90
Granted	39,977	$11.61
Vested	(39,977)	$11.61
Forfeited	(6,785)	$18.63
Non-vested stock at June 30, 2016	315,570	$19.93

As of June 30, 2016, we had unrecognized compensation expense of approximately $3.5 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.2 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Compensation expense	$626	$484	$1,667	$1,505

Stock Options

At June 30 2016, there is no unrecognized compensation expense as all stock option awards have fully vested.  The following table represents stock option activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2015	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	(45,000)	$17.60
Outstanding options at June 30, 2016	6,000	$19.27	1.1
Options exercisable at June 30, 2016	6,000	$19.27	1.1

The closing price of our common stock at June 30, 2016 was $19.03. Options outstanding at June 30, 2016, all of which were granted pursuant to the Prior Stock Plan, have grant date fair values that exceed the June 30, 2016 closing stock price.

(6) Income per Share

Income per common share for the three and six months ended June 30, 2016 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.7% and 0.4% of total outstanding shares for each of the three and six months ended June 30, 2016 and 2015, respectively, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic net income per share:
Net income	$7,503	$11,480	$13,077	$17,566
Weighted average number of common shares outstanding	35,354	35,238	35,347	35,232
Net income per share of common stock – basic	$0.21	$0.33	$0.37	$0.50
Diluted net income per share:
Net income	$7,503	$11,480	$13,077	$17,566
Weighted average number of common shares outstanding	35,354	35,238	35,347	35,232
Effect of dilutive securities:
Effect of dilutive stock options	—	20	—	20
Effect of dilutive non-vested restricted stock	126	56	92	48
Weighted average number of common shares outstanding – diluted	35,480	35,314	35,439	35,300
Net income per share of common stock – diluted	$0.21	$0.33	$0.37	$0.50
Common shares excluded from the denominator as anti-dilutive:
Stock options	1	—	7	—
Non-vested restricted stock	—	—	4	—

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

As of June 30, 2016, we were in compliance with our financial covenants under the Credit Facility. At June 30, 2016, the Company could borrow up to an additional $420.3 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At June 30, 2016, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at June 30, 2016 was approximately 2.8%. At July 21, 2016, we had $419.6 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

(8) Senior Unsecured Notes

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2014	$628,714
Accretion of discount through December 31, 2015	1,055
Amortization of note premium through December 31, 2015	(887)
Reclass of deferred financing costs to debt discount (see footnote 2)	(1,576)
Balance at December 31, 2015	$627,306
Accretion of discount through June 30, 2016	527
Amortization of note premium through June 30, 2016	(443)
Amortization of deferred financing costs through June 30, 2016	118
Balance at June 30, 2016	$627,508

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Revenues:
Equipment rentals	$108,650	$108,628	$211,488	$210,017
New equipment sales	49,893	64,376	107,072	108,913
Used equipment sales	23,769	28,932	51,343	54,002
Parts sales	26,654	28,347	54,623	55,432
Services revenues	16,945	15,769	33,246	30,725
Total segmented revenues	225,911	246,052	457,772	459,089
Non-segmented revenues	16,184	16,308	31,333	30,681
Total revenues	$242,095	$262,360	$489,105	$489,770
Segment Gross Profit:
Equipment rentals	$50,954	$50,713	$97,532	$96,547
New equipment sales	5,362	7,627	12,067	12,845
Used equipment sales	6,894	9,319	15,956	17,503
Parts sales	7,441	7,740	15,147	15,306
Services revenues	10,955	10,611	21,955	20,290
Total segmented gross profit	81,606	86,010	162,657	162,491
Non-segmented gross profit (loss)	102	394	195	253
Total gross profit	$81,708	$86,404	$162,852	$162,744

	Balances at
	June 30,	December 31,
	2016	2015
Segment identified assets:
Equipment sales	$96,766	$77,365
Equipment rentals	888,792	893,393
Parts and services	18,044	19,453
Total segment identified assets	1,003,602	990,211
Non-segment identified assets	299,950	309,300
Total assets	$1,303,552	$1,299,511

The Company operates primarily in the United States and our sales to international customers for the three month period ended June 30, 2016 and 2015 were 0.3% and 0.6%, respectively, of total revenues.  Our sales to international customers for the six month period ended June 30, 2016 and 2015 were 0.5% and 0.7%, respectively, of total revenues.   No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$10,353	$—	$—	$10,353
Receivables, net	111,539	26,671	—	138,210
Inventories, net	97,067	17,743	—	114,810
Prepaid expenses and other assets	9,362	203	—	9,565
Rental equipment, net	736,116	152,676	—	888,792
Property and equipment, net	96,820	11,435	—	108,255
Deferred financing costs, net	2,370	—	—	2,370
Investment in guarantor subsidiaries	226,452	—	(226,452)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,291,750	$238,254	$(226,452)	$1,303,552
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$174,504	$—	$—	$174,504
Accounts payable	78,469	10,629	—	89,098
Manufacturer flooring plans payable	45,967	—	—	45,967
Accrued expenses payable and other liabilities	60,785	(600)	—	60,185
Dividends payable	79	(34)	—	45
Senior unsecured notes	627,508	—	—	627,508
Capital leases payable	—	1,807	—	1,807
Deferred income taxes	165,068	—	—	165,068
Deferred compensation payable	1,811	—	—	1,811
Total liabilities	1,154,191	11,802	—	1,165,993
Stockholders’ equity	137,559	226,452	(226,452)	137,559
Total liabilities and stockholders’ equity	$1,291,750	$238,254	$(226,452)	$1,303,552

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$7,159	$—	$—	$7,159
Receivables, net	124,157	23,171	—	147,328
Inventories, net	88,831	7,987	—	96,818
Prepaid expenses and other assets	9,909	145	—	10,054
Rental equipment, net	750,773	142,620	—	893,393
Property and equipment, net	99,342	11,443	—	110,785
Deferred financing costs, net	2,777	—	—	2,777
Investment in guarantor subsidiaries	211,542	—	(211,542)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,296,161	$214,892	$(211,542)	$1,299,511
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$184,857	$—	$—	$184,857
Accounts payable	63,959	2,818	—	66,777
Manufacturer flooring plans payable	62,433	—	—	62,433
Dividends payable	62	(30)	—	32
Accrued expenses payable and other liabilities	56,896	(1,345)	—	55,551
Senior unsecured notes	627,306	—	—	627,306
Capital leases payable	—	1,907	—	1,907
Deferred income taxes	155,886	—	—	155,886
Deferred compensation payable	2,174	—	—	2,174
Total liabilities	1,153,573	3,350	—	1,156,923
Stockholders’ equity	142,588	211,542	(211,542)	142,588
Total liabilities and stockholders’ equity	$1,296,161	$214,892	$(211,542)	$1,299,511

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$88,592	$20,058	$—	$108,650
New equipment sales	41,808	8,085	—	49,893
Used equipment sales	19,821	3,948	—	23,769
Parts sales	23,295	3,359	—	26,654
Services revenues	14,468	2,477	—	16,945
Other	13,121	3,063	—	16,184
Total revenues	201,105	40,990	—	242,095
Cost of revenues:
Rental depreciation	32,831	6,844	—	39,675
Rental expense	14,960	3,061	—	18,021
New equipment sales	37,273	7,258	—	44,531
Used equipment sales	14,161	2,714	—	16,875
Parts sales	16,833	2,380	—	19,213
Services revenues	5,182	808	—	5,990
Other	13,106	2,976	—	16,082
Total cost of revenues	134,346	26,041	—	160,387
Gross profit:
Equipment rentals	40,801	10,153	—	50,954
New equipment sales	4,535	827	—	5,362
Used equipment sales	5,660	1,234	—	6,894
Parts sales	6,462	979	—	7,441
Services revenues	9,286	1,669	—	10,955
Other	15	87	—	102
Gross profit	66,759	14,949	—	81,708
Selling, general and administrative expenses	46,989	10,060	—	57,049
Equity in earnings of guarantor subsidiaries	2,761	—	(2,761)	—
Gain on sales of property and equipment, net	636	76	—	712
Income from operations	23,167	4,965	(2,761)	25,371
Other income (expense):
Interest expense	(11,084)	(2,269)	—	(13,353)
Other, net	624	65	—	689
Total other expense, net	(10,460)	(2,204)	—	(12,664)
Income before income taxes	12,707	2,761	(2,761)	12,707
Income tax expense	5,204	—	—	5,204
Net income	$7,503	$2,761	$(2,761)	$7,503

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$89,590	$19,038	$—	$108,628
New equipment sales	61,564	2,812	—	64,376
Used equipment sales	23,909	5,023	—	28,932
Parts sales	24,303	4,044	—	28,347
Services revenues	13,218	2,551	—	15,769
Other	13,149	3,159	—	16,308
Total revenues	225,733	36,627	—	262,360
Cost of revenues:
Rental depreciation	33,542	6,672	—	40,214
Rental expense	14,736	2,965	—	17,701
New equipment sales	54,234	2,515	—	56,749
Used equipment sales	16,389	3,224	—	19,613
Parts sales	17,697	2,910	—	20,607
Services revenues	4,332	826	—	5,158
Other	12,848	3,066	—	15,914
Total cost of revenues	153,778	22,178	—	175,956
Gross profit:
Equipment rentals	41,312	9,401	—	50,713
New equipment sales	7,330	297	—	7,627
Used equipment sales	7,520	1,799	—	9,319
Parts sales	6,606	1,134	—	7,740
Services revenues	8,886	1,725	—	10,611
Other	301	93	—	394
Gross profit	71,955	14,449	—	86,404
Selling, general and administrative expenses	45,350	9,064	—	54,414
Equity in earnings of guarantor subsidiaries	1,982	—	(1,982)	—
Gain on sales of property and equipment, net	860	112	—	972
Income from operations	29,447	5,497	(1,982)	32,962
Other income (expense):
Interest expense	(10,199)	(3,550)	—	(13,749)
Other, net	193	35	—	228
Total other expense, net	(10,006)	(3,515)	—	(13,521)
Income before income taxes	19,441	1,982	(1,982)	19,441
Income tax expense	7,961	—	—	7,961
Net income	$11,480	$1,982	$(1,982)	$11,480

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$174,617	$36,871	$—	$211,488
New equipment sales	87,340	19,732	—	107,072
Used equipment sales	42,737	8,606	—	51,343
Parts sales	47,516	7,107	—	54,623
Services revenues	28,447	4,799	—	33,246
Other	25,547	5,786	—	31,333
Total revenues	406,204	82,901	—	489,105
Cost of revenues:
Rental depreciation	65,944	13,228	—	79,172
Rental expense	29,008	5,776	—	34,784
New equipment sales	77,388	17,617	—	95,005
Used equipment sales	29,803	5,584	—	35,387
Parts sales	34,439	5,037	—	39,476
Services revenues	9,784	1,507	—	11,291
Other	25,353	5,785	—	31,138
Total cost of revenues	271,719	54,534	—	326,253
Gross profit:
Equipment rentals	79,665	17,867	—	97,532
New equipment sales	9,952	2,115	—	12,067
Used equipment sales	12,934	3,022	—	15,956
Parts sales	13,077	2,070	—	15,147
Services revenues	18,663	3,292	—	21,955
Other	194	1	—	195
Gross profit	134,485	28,367	—	162,852
Selling, general and administrative expenses	96,591	19,832	—	116,423
Equity in earnings of guarantor subsidiaries	4,496	—	(4,496)	—
Gain on sales of property and equipment, net	1,166	208	—	1,374
Income from operations	43,556	8,743	(4,496)	47,803
Other income (expense):
Interest expense	(22,386)	(4,374)	—	(26,760)
Other, net	992	127	—	1,119
Total other expense, net	(21,394)	(4,247)	—	(25,641)
Income before income taxes	22,162	4,496	(4,496)	22,162
Income tax expense	9,085	—	—	9,085
Net income	$13,077	$4,496	$(4,496)	$13,077

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$174,502	$35,515	$—	$210,017
New equipment sales	99,346	9,567	—	108,913
Used equipment sales	43,949	10,053	—	54,002
Parts sales	48,086	7,346	—	55,432
Services revenues	26,073	4,652	—	30,725
Other	24,902	5,779	—	30,681
Total revenues	416,858	72,912	—	489,770
Cost of revenues:
Rental depreciation	67,042	13,116	—	80,158
Rental expense	27,596	5,716	—	33,312
New equipment sales	87,553	8,515	—	96,068
Used equipment sales	30,171	6,328	—	36,499
Parts sales	34,887	5,239	—	40,126
Services revenues	8,908	1,527	—	10,435
Other	24,555	5,873	—	30,428
Total cost of revenues	280,712	46,314	—	327,026
Gross profit (loss):
Equipment rentals	79,864	16,683	—	96,547
New equipment sales	11,793	1,052	—	12,845
Used equipment sales	13,778	3,725	—	17,503
Parts sales	13,199	2,107	—	15,306
Services revenues	17,165	3,125	—	20,290
Other	347	(94)	—	253
Gross profit	136,146	26,598	—	162,744
Selling, general and administrative expenses	91,157	16,723	—	107,880
Equity in earnings of guarantor subsidiaries	3,359	—	(3,359)	—
Gain on sales of property and equipment, net	1,075	355	—	1,430
Income from operations	49,423	10,230	(3,359)	56,294
Other income (expense):
Interest expense	(20,238)	(6,956)	—	(27,194)
Other, net	497	85	—	582
Total other expense, net	(19,741)	(6,871)	—	(26,612)
Income before income taxes	29,682	3,359	(3,359)	29,682
Income tax expense	12,116	—	—	12,116
Net income	$17,566	$3,359	$(3,359)	$17,566

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$13,077	$4,496	$(4,496)	$13,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	11,952	1,512	—	13,464
Depreciation of rental equipment	65,944	13,228	—	79,172
Amortization of deferred financing costs	526	—	—	526
Accretion of note discount, net of premium amortization	83	—	—	83
Provision for losses on accounts receivable	1,979	29	—	2,008
Provision for inventory obsolescence	14	—	—	14
Change in deferred income taxes	9,182	—	—	9,182
Stock-based compensation expense	1,667	—	—	1,667
Gain from sales of property and equipment, net	(1,166)	(208)	—	(1,374)
Gain from sales of rental equipment, net	(12,481)	(2,986)	—	(15,467)
Equity in earnings of guarantor subsidiaries	(4,496)	—	4,496	—
Changes in operating assets and liabilities:
Receivables	10,639	(3,529)	—	7,110
Inventories	(38,755)	(13,712)	—	(52,467)
Prepaid expenses and other assets	547	(58)	—	489
Accounts payable	14,511	7,811	—	22,322
Manufacturer flooring plans payable	(16,466)	—	—	(16,466)
Accrued expenses payable and other liabilities	3,855	745	—	4,600
Deferred compensation payable	(363)	—	—	(363)
Net cash provided by operating activities	60,249	7,328	—	67,577
Cash flows from investing activities:
Purchases of property and equipment	(9,903)	(1,562)	—	(11,465)
Purchases of rental equipment	(44,643)	(24,501)	—	(69,144)
Proceeds from sales of property and equipment	1,417	266	—	1,683
Proceeds from sales of rental equipment	36,342	8,159	—	44,501
Investment in subsidiaries	(10,414)	—	10,414	—
Net cash used in investing activities.	(27,201)	(17,638)	10,414	(34,425)
Cash flows from financing activities:
Borrowings on senior secured credit facility	482,513	—	—	482,513
Payments on senior secured credit facility	(492,866)	—	—	(492,866)
Dividends paid	(19,501)	(4)	—	(19,505)
Payments on capital lease obligations	—	(100)	—	(100)
Capital contributions	—	10,414	(10,414)	—
Net cash provided by (used in) financing activities	(29,854)	10,310	(10,414)	(29,958)
Net increase in cash	3,194	—	—	3,194
Cash, beginning of period	7,159	—	—	7,159
Cash, end of period	$10,353	$—	$—	$10,353

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$17,566	$3,359	$(3,359)	$17,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,216	1,438	—	11,654
Depreciation of rental equipment	67,042	13,116	—	80,158
Amortization of deferred financing costs	511	—	—	511
Accretion of note discount, net of premium amortization	84	—	—	84
Provision for losses on accounts receivable	1,225	168	—	1,393
Provision for inventory obsolescence	99	—	—	99
Change in deferred income taxes	11,862	—	—	11,862
Stock-based compensation expense	1,505	—	—	1,505
Gain from sales of property and equipment, net	(1,075)	(355)	—	(1,430)
Gain from sales of rental equipment, net	(13,060)	(3,714)	—	(16,774)
Equity in earnings of guarantor subsidiaries	(3,359)	—	3,359	-
Changes in operating assets and liabilities:
Receivables	6,007	9,127	—	15,134
Inventories	(36,533)	(11,394)	—	(47,927)
Prepaid expenses and other assets	(6,009)	(90)	—	(6,099)
Accounts payable	8,035	2,470	—	10,505
Manufacturer flooring plans payable	(20,745)	—	—	(20,745)
Accrued expenses payable and other liabilities	(2,193)	305	—	(1,888)
Deferred compensation payable	34	—	—	34
Net cash provided by operating activities	41,212	14,430	—	55,642
Cash flows from investing activities:
Purchases of property and equipment	(11,000)	(1,872)	—	(12,872)
Purchases of rental equipment	(49,051)	(22,868)	—	(71,919)
Proceeds from sales of property and equipment	1,563	424	—	1,987
Proceeds from sales of rental equipment	34,546	9,865	—	44,411
Investment in subsidiaries	(117)	—	117	—
Net cash used in investing activities.	(24,059)	(14,451)	117	(38,393)
Cash flows from financing activities:
Borrowings on senior secured credit facility	506,455	—	—	506,455
Payments on senior secured credit facility	(509,256)	—	—	(509,256)
Dividends paid	(17,627)	(2)	—	(17,629)
Payments of deferred financing costs	(725)	—	—	(725)
Payments on capital lease obligations	—	(94)	—	(94)
Capital contributions	—	117	(117)	-
Net cash provided by (used in) financing activities	(21,153)	21	(117)	(21,249)
Net decrease in cash	(4,000)	—	—	(4,000)
Cash, beginning of period	15,861	—	—	15,861
Cash, end of period	$11,861	$—	$—	$11,861

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2016, and its results of operations for the three and six month periods ended June 30, 2016, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of July 21, 2016, we operated 76 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the six month period ended June 30, 2016. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six month period ended June 30, 2016, approximately 43.2% of our total revenues were attributable to equipment rentals, 21.9% of our total revenues were attributable to new equipment sales, 10.5% were attributable to used equipment sales, 11.2% were attributable to parts sales, 6.8% were attributable to our services revenues and 6.4% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2016, our total cost of revenues was $326.3 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2016, our selling, general and administrative expenses were $116.4 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2016 was $888.8 million, or approximately 68.2% of our total assets. Our rental fleet as of June 30, 2016 consisted of 28,185 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.3 billion. As of June 30, 2016, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	18,545	65.8%	$791.1	61.1%	34.6
Cranes	372	1.3%	126.8	9.8%	44.7
Earthmoving	3,051	10.8%	273.5	21.1%	22.2
Industrial Lift Trucks	927	3.3%	32.6	2.5%	30.7
Other	5,290	18.8%	71.1	5.5%	25.5
Total	28,185	100.0%	$1,295.1	100.0%	31.6

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

The original acquisition cost of our gross rental fleet increased by approximately $8.8 million, or 0.7%, for the six month period ended June 30, 2016. The average age of our rental fleet equipment increased by approximately 0.2 months for the six month period ended June 30, 2016.

Our average rental rates for the six month period ended June 30, 2016 were 0.2% lower than in the six month period ended June 30, 2015 (see further discussion on rental rates in “Results of Operations” below) and approximately 0.5% lower than in the three month period ended March 31, 2016.

The rental equipment mix among our four core product lines for the six month period ended June 30, 2016 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six months ended June 30, 2016 and 2015. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2016	2015	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$108,650	$108,628	$22	0.0%
New equipment sales	49,893	64,376	(14,483)	(22.5)%
Used equipment sales	23,769	28,932	(5,163)	(17.8)%
Parts sales	26,654	28,347	(1,693)	(6.0)%
Services revenues	16,945	15,769	1,176	7.5%
Non-Segmented revenues	16,184	16,308	(124)	(0.8)%
Total revenues	$242,095	$262,360	$(20,265)	(7.7)%

Total Revenues. Our total revenues were $242.1 million for the three month period ended June 30, 2016 compared to $262.4 million for the three month period ended June 30, 2015, a decrease of $20.3 million, or 7.7%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended June 30, 2016 increased slightly by $22,000 to approximately $108.7 million from $108.6 million in the three month period ended June 30, 2015. Rental revenues from other equipment rentals increased $1.0 million, while rental revenues from aerial work platform equipment and lift trucks increased $0.5 million and $0.3 million, respectively. These equipment rental revenues increases were substantially all offset by a $1.6 million decrease in crane rental revenues and a $0.1 million decrease in earthmoving equipment rental revenues. Our average rental rates for the three month period ended June 30, 2016 decreased 0.3% compared to the same three month period last year and decreased approximately 0.5% from the three month period ended March 31, 2016.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2016 was 33.9% compared to 34.2% in the three month period ended June 30, 2015, a decrease of 0.3%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization combined with a 0.3% decrease in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 70.1% for the three month period ended June 30, 2016 compared to 70.3% in the three month period ended June 30, 2015, a decrease of 0.2%. The decrease in equipment rental time utilization based on original equipment cost is largely reflective of heavy rainfall and subsequent flooding in South Texas and Louisiana during the current quarter, which negatively impacted earthmoving equipment rental demand. Our rental equipment time utilization based on the number of rental equipment units available for rent was 67.5% for the three month period ended June 30, 2016, compared to approximately 67.7% in the same period last year, a decrease of 0.2%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2016 decreased $14.5 million, or 22.5%, to $49.9 million from $64.4 million for the three month period ended June 30, 2015, largely as a result of a $19.0 million decrease in sales of new cranes. Sales on new other equipment decreased $0.9 million. These decreases were partially offset by a $3.7 million increase in new earthmoving equipment sales and a $1.2 million increase in sales of new aerial work platform equipment. Additionally, sales of new lift trucks increased $0.5 million.

Used Equipment Sales Revenues. Our used equipment sales decreased approximately $5.2 million, or 17.8%, to $23.8 million for the three month period ended June 30, 2016, from $28.9 million for the same three month period in 2015. Sales of used aerial work platform equipment and used cranes decreased $2.4 million and $1.3 million, respectively, and sales of used earthmoving equipment and used other equipment decreased $1.1 million and $0.8 million, respectively. Sales of used lift trucks increased $0.5 million. The decrease in used equipment sales revenues is largely due to a decrease in sales of used equipment from the Company’s rental fleet.

Parts Sales Revenues. Our parts sales for the three month period ended June 30, 2016 decreased $1.7 million, or 6.0%, to approximately $26.7 million from $28.3 million for the same three month period last year. The decrease in parts sales revenues was driven primarily by lower crane parts sales revenues.

Services Revenues. Our services revenues for the three month period ended June 30, 2016 increased $1.2 million, or 7.5%, to approximately $16.9 million from $15.8 million for the same three month period last year. The increase in services revenues was due primarily to increases in services revenues related to cranes.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended June 30, 2016, our other revenues were approximately $16.2 million, a decrease of $0.1 million, or 0.8%, from $16.3 million in the same three month period in 2015.

Gross Profit.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2016	2015	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$50,954	$50,713	$241	0.5%
New equipment sales	5,362	7,627	(2,265)	(29.7)%
Used equipment sales	6,894	9,319	(2,425)	(26.0)%
Parts sales	7,441	7,740	(299)	(3.9)%
Services revenues	10,955	10,611	344	3.2%
Non-Segmented revenues	102	394	(292)	(74.1)%
Total gross profit	$81,708	$86,404	$(4,696)	(5.4)%

Total Gross Profit. Our total gross profit was $81.7 million for the three month period ended June 30, 2016 compared to $86.4 million for the same three month period in 2015, a decrease of 4.7 million, or 5.4%. Total gross profit margin for the three month period ended June 30, 2016 was approximately 33.8%, an increase of 0.9% from the 32.9% gross profit margin for the same three month period in 2015. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended June 30, 2016 increased $0.2 million, or 0.5%, to approximately $51.0 million from $50.7 million in the same three month period in 2015. The increase in equipment rentals gross profit was the net result of a $0.5 million decrease in rental equipment depreciation expense and a $0.3 million increase in rental expenses. Depreciation expense was 36.5% of equipment rental revenues for the three month period ended June 30, 2016 compared to 37.0% for the same period in 2015, a decrease of 0.5%, primarily as a result of rental fleet mix. As a percentage of equipment rental revenues, rental expenses were 16.6% for the three month period ended June 30, 2016 compared to 16.3% for the same period last year, an increase of 0.3%, resulting primarily from higher property taxes on rental equipment in the current period. Gross profit margin on equipment rentals for the three month period ended June 30, 2016 was approximately 46.9% compared to 46.7% for the same period in 2015, an increase of 0.2%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2016 decreased $2.3 million, or 29.7%, to approximately $5.4 million compared to $7.6 million for the same three month period in 2015 on a total new equipment sales decrease of $14.5 million. Gross profit margin on new equipment sales was 10.7% for the three month period ended June 30, 2016 compared to 11.8% for the same three month period in 2015, a decrease of 1.1%, primarily driven by lower gross margins on new crane sales and new earthmoving equipment sales, resulting primarily from the mix of new cranes and new earthmoving equipment sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2016 decreased $2.4 million, or 26.0%, to $6.9 million from $9.3 million in the same period in 2015 on a used equipment sales decrease of $5.2 million. Gross profit margin on used equipment sales for the three month period ended June 30, 2016 was 29.0%, down 3.2% from 32.2% for the same three month period in 2015, primarily as a result of the mix of used equipment sold and lower used aerial work platform equipment and used earthmoving equipment margins. Our used equipment sales from the rental fleet, which comprised approximately 85.4% and 82.1% of our used equipment sales for the three month periods ended June 30, 2016 and 2015, respectively, were approximately 148.0%  and 159.3% of net book value for the three month periods ended June 30, 2016 and 2015, respectively.

Parts Sales Gross Profit. For the three month period ended June 30, 2016, our parts sales gross profit decreased $0.3 million, or 3.9%, to $7.4 million from $7.7 million for the same three month period in 2015 on a $1.7 million decrease in parts sales revenues. Gross profit margin for the three month period ended June 30, 2016 was 27.9%, an increase of approximately 0.6% from 27.3% in the same three month period in 2015, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended June 30, 2016, our services revenues gross profit increased $0.3 million, or 3.2%, to approximately $11.0 million from $10.6 million for the same three month period in 2015 on a $1.2 million increase in services revenues. Gross profit margin for the three month period ended June 30, 2016 was approximately 64.7%, a decrease of 2.6% from 67.3% in the same three month period in 2015, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased $0.3 million, or 74.1%, to $0.1 million for the three month period ended June 30, 2016 compared to a gross profit of $0.4 million for the same period in 2015 on a $0.1 million decrease in non-segmented other revenues. Gross margin for the three month period ended June 30, 2016 was 0.6% compared to a gross margin of 2.4% in the same three month period last year, a decrease of 1.8%, primarily reflective of lower margins on hauling revenues in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $2.6 million, or approximately 4.8%, to $57.0 million for the three month period ended June 30, 2016 compared to $54.4 million for the three month period ended June 30, 2015. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit expenses increased approximately $0.8 million. Facility costs increased $0.9 million, comprised primarily of additional rent expense related to new branches opened since the second quarter of last year. Legal and other professional services increased $0.7 million and non-payroll taxes, primarily property taxes, increased approximately $0.4 million. Software related costs increased $0.4 million and liability insurance costs increased $0.2 million. Bad debt expense increased $0.2 million and depreciation expense increased $0.2 million. Partially offsetting these increases were a $0.6 million decrease in marketing and promotional expenses and a $0.5 million decrease in employee education, training and related travel costs. Of the $2.6 million increase in SG&A expenses, approximately $1.9 million was attributable to branches opened since April 1, 2015 with less than three full months of comparable operations in the second quarters of 2015 and 2016. As a percentage of total revenues, SG&A expenses were 23.6% for the three month period ended June 30, 2016, an increase of 2.9% from 20.7% for the same three month period in 2015, primarily as a result of the cost increases noted above.

Other Income (Expense). For the three month period ended June 30, 2016, our net other expenses decreased approximately $0.9 million to $12.7 million compared to $13.5 million for the same three month period in 2015.  Interest expense was approximately $13.4 million for the three month period ended June 30, 2016 compared to approximately $13.7 million for the three month period ended June 30, 2015, a decrease of $0.3 million. The decrease in interest expense is due to lower average borrowings under the Company’s Senior Secured Credit Facility and lower average amounts outstanding on manufacturer flooring plans payable. Miscellaneous other income was approximately $0.7 million in the three month period ended June 30, 2016 compared to $0.2 million in the same period last year, an increase of $0.5 million.

Income Taxes. We recorded income tax expense of approximately $5.2 million for the three month period ended June 30, 2016 compared to income tax expense of $8.0 million for the three month period ended June 30, 2015. Our effective income tax rate was approximately 41.0% for the three month period ended June 30, 2016 compared to 40.9% for the same three month period last year, an increase of 0.1%.  Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2016 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2016	2015	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$211,488	$210,017	$1,471	0.7%
New equipment sales	107,072	108,913	(1,841)	(1.7)%
Used equipment sales	51,343	54,002	(2,659)	(4.9)%
Parts sales	54,623	55,432	(809)	(1.5)%
Services revenues	33,246	30,725	2,521	8.2%
Non-Segmented revenues	31,333	30,681	652	2.1%
Total revenues	$489,105	$489,770	$(665)	(0.1)%

Total Revenues. Our total revenues were $489.1 million for the six month period ended June 30, 2016 compared to approximately $489.8 million for the six month period ended June 30, 2015, a decrease of $0.7 million, or 0.1%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the six month period ended June 30, 2016 increased $1.5 million, or 0.7%, to $211.5 million from $210.0 million in the six month period ended June 30, 2015. Rental revenues from earthmoving equipment increased $2.3 million and other equipment rental revenues increased $1.4 million. Additionally, rental revenues from aerial work platform equipment and lift trucks each increased $0.5 million. Partially offsetting these rental revenue increases was a $3.2 million decrease in crane rental revenues. Our average rental rates for the six month period ended June 30, 2016 decreased approximately 0.2% compared to the same six month period last year.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2016 was 33.1% compared to 33.3% in the six month period ended June 30, 2015, a decrease of 0.2%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization, combined with a 0.2% decline in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 68.2% for the six month period ended June 30, 2016 compared to approximately 68.9% in the same six month period a year ago, a decrease of 0.7%. The decrease in equipment rental time utilization based on original equipment cost is largely reflective of decreased rental activity among the Company’s customers operating in the Company’s oil and gas markets in the six months ended June 30, 2016 compared to the same period last year, combined with a decrease in earthmoving equipment rental activity in the first quarter of this year as a result of heavy rains and associated flooding in the Company’s Louisiana, Texas and Arkansas markets. Equipment rental time utilization based on original equipment cost was down 1.2% and 0.2% in the three month periods ended March 31, 2016 and June 30, 2016, respectively, compared to the same respective periods last year. Rental equipment time utilization based on the number of rental equipment units available for rent was 66.1% for the six month period ended June 30, 2016, compared to approximately 65.9% in the same period last year, an increase of 0.2%.

New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2016 decreased $1.8 million, or 1.7%, to $107.1 million from $108.9 million for the six month period ended September 30, 2015, largely driven by a $16.5 million decrease in new crane sales. The decrease in new crane sales is due primarily to decreased demand for new cranes among the Company’s customers operating in the Company’s oil and gas markets. Also, sales of new other equipment decreased by $1.4 million. Significantly offsetting these new equipment sales decreases were a $14.5 million increase in sales of new earthmoving equipment and increases in sales of new lift trucks and new aerial work platform equipment of $0.9 million and $0.6 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales decreased $2.7 million, or 4.9%, to $51.3 million for the six month period ended June 30, 2016, from $54.0 million for the same six month period in 2015. Sales of used cranes decreased $3.3 million, while sales of used other equipment, used aerial work platform equipment and used lift trucks decreased approximately $0.5 million, $0.3 million and $0.2 million, respectively. Partially offsetting these used equipment sales decreases was a $1.7 million increase in used earthmoving equipment sales. The overall decrease in used equipment sales is largely due to a decrease in sales of used equipment from the Company’s rental fleet in the second quarter of this year compared to last year’s second quarter.

Parts Sales Revenues. Our parts sales decreased $0.8 million, or 1.5%, to $54.6 million for the six month period ended June 30, 2016 from $55.4 million for the same six month period in 2015.  The decrease in parts revenues was driven primarily by lower crane parts sales revenues.

Services Revenues. Our services revenues for the six month period ended June 30, 2016 increased $2.5 million, or 8.2%, to $33.2 million from $30.7 million for the same six month period last year. The increase in services revenues was due to higher demand for services.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six month period ended June 30, 2016, our other revenues were $31.3 million, an increase of approximately $0.7 million, or 2.1%, from $30.7 million in the same six month period in 2015. The increase was primarily due to an increase in damage waiver income associated with our equipment rental activity.

Gross Profit.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2016	2015	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$97,532	$96,547	$985	1.0%
New equipment sales	12,067	12,845	(778)	(6.1)%
Used equipment sales	15,956	17,503	(1,547)	(8.8)%
Parts sales	15,147	15,306	(159)	(1.0)%
Services revenues	21,955	20,290	1,665	8.2%
Non-Segmented revenues	195	253	(58)	(22.9)%
Total gross profit	$162,852	$162,744	$108	0.1%

Total Gross Profit. Our total gross profit was approximately $162.9 million for the six month period ended June 30, 2016 compared to $162.7 million for the same six month period in 2015, an increase of $0.1 million, or 0.1%. Total gross profit margin for the six month period ended June 30, 2016 was 33.3%, an increase of 0.1% from the 33.2% gross profit margin for the same six month period in 2015. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six month period ended June 30, 2016 increased $1.0 million, or 1.0%, to $97.5 million from $96.5 million in the same six month period in 2015. The increase in equipment rentals gross profit was the result of a $1.5 million increase in rental revenues for the six month period ended June 30, 2016 and a $1.0 million decrease in rental equipment depreciation expense, which was partially offset by a $1.5 million increase in rental expenses. Depreciation expense was 37.4% of equipment rental revenues for the six month period ended June 30, 2016 compared to 38.2% for the same period in 2015, a decrease of 0.8%, primarily as a result of rental fleet mix. As a percentage of equipment rental revenues, rental expenses were 16.4% for the six month period ended June 30, 2016 compared to 15.9% for the same period last year, an increase of 0.5%, resulting primarily from higher rental expenses as a percentage of equipment rental revenues in our oil and gas markets (compared to our non-oil and gas markets) due to lower comparative rental revenues in those markets in the current six month period, as well as higher property taxes on our rental equipment in the current period. Gross profit margin on equipment rentals for the six month period ended June 30, 2016 was approximately 46.1% compared to 46.0% for the same period in 2015, an increase of 0.1%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2016 decreased $0.8 million, or 6.1%, to $12.1 million compared to approximately $12.8 million for the same six month period in 2015 on a total new equipment sales decrease of $1.8 million. Gross profit margin on new equipment sales for the six month period ended June 30, 2016 was 11.3%, a decrease of 0.5% from 11.8% in the same six month period in 2015, as a result of the mix of new equipment sold and lower gross margins on new crane and earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2016 decreased $1.5 million, or 8.8%, to approximately $16.0 million from $17.5 million in the same period in 2015 on a used equipment sales decrease of $2.7 million. Gross profit margin on used equipment sales for the six month period ended June 30, 2016 was 31.1%, down 1.3% from 32.4% for the same six month period in 2015, primarily as a result of the mix of used equipment sold and lower used aerial work platform equipment and earthmoving equipment margins. Our used equipment sales from the rental fleet, which comprised approximately 86.7% and 82.2% of our used equipment sales for the six month periods ended June 30, 2016 and 2015, respectively, were approximately 153.3%  and 160.7% of net book value for the six month periods ended June 30, 2016 and 2015, respectively.

Parts Sales Gross Profit. For the six month period ended June 30, 2016, our parts sales revenue gross profit decreased $0.2 million, or 1.0%, to $15.1 million from $15.3 million during the same six month period in 2015 on a $0.8 million decrease in parts sales revenues. Gross profit margin for the six month period ended June 30, 2016 was 27.7%, an increase of 0.1% from 27.6% in the same six month period in 2015, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the six month period ended June 30, 2016, our services revenues gross profit increased $1.7 million, or 8.2%, to $22.0 million from $20.3 million for the same six month period in 2015 on a $2.5 million increase in services revenues. Gross profit margin for the six month period ended June 30, 2016 was 66.0% in each of the six month periods ended June 30, 2016 and 2015.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased approximately $0.1 million, or 22.9%, to a gross profit of $0.2 million for the six month period ended June 30, 2016, compared to $0.3 million in gross profit for the same period in 2015, on a $0.7 million increase in non-segmented other revenues. Gross margin for the six month period ended June 30, 2016 was 0.6% compared to a gross margin of 0.8% in the same six month period last year, a decrease of 0.2%, primarily reflective of lower margins on hauling revenues, compared to last year.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $8.5 million, or 7.9%, to $116.4 million for the six month period ended June 30, 2016 compared to $107.9 million for the six month period ended June 30, 2015. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit expenses increased approximately $4.1 million, primarily as a result of a larger workforce compared to the same period last year and higher employer health insurance costs. Facility costs increased $1.8 million, comprised primarily of additional rent expense related to new branches opened since the second quarter of last year. Legal and other professional services increased approximately $1.0 million and depreciation expense increased $0.6 million. Bad debt expense increased $0.5 million and non-payroll taxes (primarily property taxes) increased $0.3 million. Software related costs increased $0.4 million and liability insurance costs increased $0.2 million. Vehicle leasing costs increased $0.2 million. Partially offsetting these increases were a $0.4 million decrease in marketing and promotional expenses and a $0.5 million decrease in employee education, training and related travel costs. Of the $8.5 million increase in SG&A expenses, approximately $3.8 million was attributable to branches opened since January 1, 2015 with less than six full months of comparable operations in the first two quarters of 2015 and 2016. As a percentage of total revenues, SG&A expenses were 23.8% for the six month period ended June 30, 2016, an increase of 1.8% from 22.0% for the same six month period in 2015, primarily as a result of the cost increases as noted above.

Other Income (Expense). For the six month period ended June 30, 2016, our net other expenses decreased $1.0 million to $25.6 million, compared to $26.6 million for the same six month period in 2015. Interest expense was approximately $26.8 million for the six month period ended June 30, 2016 compared to $27.2 million for the six month period ended June 30, 2015, a decrease of $0.4 million. The decrease in interest expense is due to lower average borrowings under the Company’s Senior Secured Credit Facility and lower average amounts outstanding on manufacturer flooring plans payable. Miscellaneous other income was $1.1 million in the six month period ended June 30, 2016 compared to $0.6 million in the same period last year, an increase of $0.5 million.

Income Taxes. We recorded income tax expense of $9.1 million for the six month period ended June 30, 2016 compared to income tax expense of $12.1 million for the six month period ended June 30, 2015. Our effective income tax rate was 41.0% for the six month period ended June 30, 2015 compared to 40.8% for the same six month period last year, an increase of 0.2%. The increase in our effective tax rate is primarily due to an increase in favorable permanent differences in the relation to current year pre-tax income. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2016 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the six month period ended June 30, 2016, the net cash provided by our operating activities was $67.6 million. Our reported net income of $13.1 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $102.4 million. These cash flows from operating activities were also positively impacted by a $22.3 million increase in accounts payable and a $7.1 million decrease in receivables. Additionally, accrued expenses and other liabilities increased $4.6 million and prepaid expenses and other assets decreased $0.5 million. Partially offsetting these positive cash flows were a $52.5 million increase in inventories and a $16.5 million decrease in manufacturing flooring plans payable, while deferred compensation payable decreased approximately $0.4 million.

For the six month period ended June 30, 2015, the net cash provided by our operating activities was $55.6 million. Our reported net income of $17.6 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $106.6 million. These cash flows from operating activities were also positively impacted by a $15.1 million decrease in receivables and a $10.5 million increase in accounts payable. Partially offsetting these positive cash flows were a $47.9 million increase in inventories and a $20.7 million decrease in manufacturing flooring plans payable. Also, our operating cash flows decreased as a result of a $6.1 million increase in prepaid expenses and other assets and a $1.9 million decrease in accrued expenses payable and other liabilities.

Cash flow from investing activities. For the six month period ended June 30, 2016, the cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of $34.4 million. This was a result of purchases of rental and non-rental equipment totaling $80.6 million and proceeds from the sale of rental and non-rental equipment of approximately $46.2 million.

For the six month period ended June 30, 2015, the cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of $38.4 million. This was a result of purchases of rental and non-rental equipment totaling $84.8 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $46.4 million.

Cash flow from financing activities. For the six month period ended June 30, 2016, the cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of approximately $30.0 million. Net payments under the Credit Facility were $10.4 million. Dividends totaling approximately $19.5 million, or $0.55 per common share, were paid during the six month period ended June 30, 2016. Payments on capital lease obligations were $0.1 million.

For the six month period ended June 30, 2015, the cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $21.2 million. Net payments under the Credit Facility were $2.8 million. Deferred financing costs paid totaled $0.7 million and dividends totaling $17.6 million, or $0.50 per common share, were paid during the six month period ended June 30, 2015. Payments of capital lease obligations were $0.1 million.

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

As of June 30, 2016, we were in compliance with our financial covenants under the Credit Facility. At June 30, 2016, the Company could borrow up to an additional $420.3 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At June 30, 2016, the interest rate on the Credit Facility was based on either a 3.50% U.S. Prime Rate plus 100 basis points or LIBOR plus 200 basis points, as applicable with respect to the type of revolving loan. The weighted average interest rate at June 30, 2016 was approximately 2.8%. At July 21, 2016, we had $413.8 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six month period ended June 30, 2016 were approximately $103.6 million, including $34.5 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six month period ended June 30, 2016 were $11.5 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of July 21, 2016, we had $413.8 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

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

Quarterly Dividend

On May 16, 2016, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on June 9, 2016, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans.  At June 30, 2016, we had total borrowings outstanding under the Credit Facility of approximately $174.5 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.7 million increase in interest expense on an annualized basis. At July 21, 2016, we had $413.8 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of June 30, 2016 on the fixed-rate New Notes and Add-on Notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

H&E Equipment Services, Inc. 2016 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 1, 2016).

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

H&E EQUIPMENT SERVICES, INC.

Dated: July 28, 2016	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: July 28, 2016	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1

H&E Equipment Services, Inc. 2016 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 1, 2016).

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