Form 10-Q
period 2016-09-30
H&E Equipment Services, Inc.
filed 2016-10-27
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016, there were 35,557,785 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

September 30, 2016

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$7,034	$7,159
Receivables, net of allowance for doubtful accounts of $4,027 and $4,729, respectively	138,833	147,328
Inventories, net of reserves for obsolescence of $902 and $934, respectively	73,998	96,818
Prepaid expenses and other assets	8,894	10,054
Rental equipment, net of accumulated depreciation of $424,551 and $390,317, respectively	922,486	893,393
Property and equipment, net of accumulated depreciation and amortization of $116,658 and $107,170, respectively	107,216	110,785
Deferred financing costs, net of accumulated amortization of $11,957 and $11,347, respectively	2,167	2,777
Goodwill	31,197	31,197
Total assets	$1,291,825	$1,299,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$209,762	$184,857
Accounts payable	48,227	66,777
Manufacturer flooring plans payable	38,226	62,433
Accrued expenses payable and other liabilities	51,502	55,551
Dividends payable	56	32
Senior unsecured notes, net of unaccreted discount of $2,391 and $2,694, respectively	627,609	627,306
Capital leases payable	1,756	1,907
Deferred income taxes	173,449	155,886
Deferred compensation payable	1,826	2,174
Total liabilities	1,152,413	1,156,923
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,500,053 and 39,333,571 shares issued at September 30, 2016 and December 31, 2015, respectively, and 35,558,750 and 35,428,868 shares outstanding at September 30, 2016 and December 31, 2015, respectively	394	392
Additional paid-in capital	222,817	220,879
Treasury stock at cost, 3,941,303 and 3,904,703 shares of common stock held at September 30, 2016 and December 31, 2015, respectively	(60,951)	(60,405)
Retained deficit	(22,848)	(18,278)
Total stockholders’ equity	139,412	142,588
Total liabilities and stockholders’ equity	$1,291,825	$1,299,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Equipment rentals	$118,535	$118,055	$330,023	$328,072
New equipment sales	44,764	66,552	151,836	175,465
Used equipment sales	20,630	29,111	71,973	83,113
Parts sales	27,335	28,968	81,958	84,400
Services revenues	16,076	16,727	49,322	47,452
Other	17,346	17,440	48,679	48,121
Total revenues	244,686	276,853	733,791	766,623
Cost of revenues:
Rental depreciation	41,528	40,963	120,700	121,121
Rental expense	18,378	19,210	53,162	52,522
New equipment sales	40,147	60,000	135,152	156,068
Used equipment sales	14,364	20,262	49,751	56,761
Parts sales	19,708	21,098	59,184	61,224
Services revenues	5,445	5,582	16,736	16,017
Other	16,991	16,901	48,129	47,329
Total cost of revenues	156,561	184,016	482,814	511,042
Gross profit	88,125	92,837	250,977	255,581
Selling, general and administrative expenses	55,962	54,704	172,385	162,584
Gain on sales of property and equipment, net	927	339	2,301	1,769
Income from operations	33,090	38,472	80,893	94,766
Other income (expense):
Interest expense	(13,469)	(13,481)	(40,229)	(40,675)
Other, net	386	501	1,505	1,083
Total other expense, net	(13,083)	(12,980)	(38,724)	(39,592)
Income before provision for income taxes	20,007	25,492	42,169	55,174
Provision for income taxes	8,342	10,720	17,427	22,836
Net income	$11,665	$14,772	$24,742	$32,338
Net income per common share:
Basic	$0.33	$0.42	$0.70	$0.92
Diluted	$0.33	$0.42	$0.70	$0.92
Weighted average common shares outstanding:
Basic	35,424	35,308	35,373	35,258
Diluted	35,504	35,350	35,461	35,317
Dividends declared per common share outstanding	$0.275	$0.275	$0.825	$0.775

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$24,742	$32,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,321	17,895
Depreciation of rental equipment	120,700	121,121
Amortization of deferred financing costs	789	774
Accretion of note discount, net of premium amortization	124	126
Provision for losses on accounts receivable	2,723	2,446
Provision for inventory obsolescence	82	201
Change in deferred income taxes	17,193	22,514
Stock-based compensation expense	2,308	2,036
Gain from sales of property and equipment, net	(2,301)	(1,769)
Gain from sales of rental equipment, net	(21,450)	(24,962)
Changes in operating assets and liabilities:
Receivables	5,772	15,282
Inventories	(15,220)	(18,673)
Prepaid expenses and other assets	1,160	(3,702)
Accounts payable	(18,549)	599
Manufacturer flooring plans payable	(24,207)	(33,696)
Accrued expenses payable and other liabilities	(4,436)	(11,484)
Deferred compensation payable	(348)	51
Net cash provided by operating activities	109,403	121,097
Cash flows from investing activities:
Purchases of property and equipment	(16,753)	(22,317)
Purchases of rental equipment	(152,644)	(137,184)
Proceeds from sales of property and equipment	2,689	2,582
Proceeds from sales of rental equipment	62,259	68,187
Net cash used in investing activities	(104,449)	(88,732)
Cash flows from financing activities:
Purchases of treasury stock	(546)	(470)
Borrowings on senior secured credit facility	767,550	768,572
Payments on senior secured credit facility	(742,645)	(778,903)
Payments of deferred financing costs	—	(725)
Dividends paid	(29,287)	(27,370)
Payments of capital lease obligations	(151)	(143)
Net cash used in financing activities	(5,079)	(39,039)
Net decrease in cash	(125)	(6,674)
Cash, beginning of period	7,159	15,861
Cash, end of period	$7,034	$9,187

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$37,958	$49,482
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(387)	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$50,180	$50,787
Income taxes paid, net of refunds received	$271	$368

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2015, from which the consolidated balance sheet amounts as of December 31, 2015 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.  During the nine month period ended September 30, 2016, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. The FASB agreed to a one-year deferral of the original effective date of this guidance and, as a result, it will become effective for fiscal years and interim periods after December 15, 2017. However, entities may adopt the new guidance as of the original effective date (for fiscal years and interim periods beginning after December 15, 2016). We expect to adopt ASU 2014-09 as of January 1, 2018 and expect to use the modified retrospective application method. While evaluation of the comprehensive standard, including several subsequent amendments and clarifications to the original standard, is ongoing, we do not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 will be effective for us as of January 1, 2020. We are currently reviewing the effect of ASU No. 2016-13.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2016 and December 31, 2015 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	September 30, 2016
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$38,226	$33,497
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,609	648,900
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,756	1,172
Letter of credit (Level 3)	—	155

	December 31, 2015
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.00% (Level 3)	$62,433	$54,710
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,306	617,400
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,907	1,329
Letter of credit (Level 3)	—	145

During the three and nine month periods ended September 30, 2016 and 2015, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2016 (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Deficit	Stockholders’ Equity
Balances at December 31, 2015	39,333,571	$392	$220,879	$(60,405)	$(18,278)	$142,588
Stock-based compensation	—	—	2,308	—	—	2,308
Tax deficiency associated with stock-based awards	—	—	(370)	—	—	(370)
Cash dividends declared on common stock ($0.825 per share)	—	—	—	—	(29,312)	(29,312)
Issuance of common stock	166,482	2	—	—	—	2
Repurchases of 29,815 shares of restricted common stock		—	—	(546)	—	(546)
Net income	—	—	—	—	24,742	24,742
Balances at September 30, 2016	39,500,053	$394	$222,817	$(60,951)	$(22,848)	$139,412

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

Over the last ten years prior to June 2016, we had been granting awards under our 2006 Stock-Based Incentive Compensation Plan, as amended (the “Prior Stock Plan”). The Prior Stock Plan expired pursuant to its terms in June 2016, and the Company is no longer be able to grant equity awards under the Prior Stock Plan. At our annual meeting of stockholders in May 2016, our stockholders approved our 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan”). Shares available for future stock-based payment awards under our 2016 Plan were 1,973,495  shares as of September 30, 2016. To the extent that awards granted under the Prior Stock Plan are forfeited or otherwise terminate for any reason whatsoever without an actual distribution or issuance of shares, the plan limit will be increased by such number of shares.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2016. All awards granted prior to May 16, 2016 were made pursuant to the Prior Stock Plan, and all grants subsequent to May 16, 2016 have been made pursuant to the 2016 Plan.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2015	322,355	$19.90
Granted	227,532	$17.39
Vested	(133,783)	$18.85
Forfeited	(9,027)	$18.99
Non-vested stock at September 30, 2016	407,077	$18.87

As of September 30, 2016, we had unrecognized compensation expense of approximately $5.6 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.4 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation expense	$641	$531	$2,308	$2,036

Stock Options

At September 30 2016, there is no unrecognized compensation expense as all stock option awards have fully vested.  The following table represents stock option activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2015	51,000	$17.80
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	(45,000)	$17.60
Outstanding options at September 30, 2016	6,000	$19.27	0.8
Options exercisable at September 30, 2016	6,000	$19.27	0.8

The closing price of our common stock at September 30, 2016 was $16.76. Options outstanding at September 30, 2016, all of which were granted pursuant to the Prior Stock Plan, have grant date fair values that exceed the September 30, 2016 closing stock price.

(6) Earnings per Share

Earnings per common share for the three and nine months ended September 30, 2016 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.9% and 0.8% of total outstanding shares for each of the three and nine months ended September 30, 2016 and 2015, respectively, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic net income per share:
Net income	$11,665	$14,772	$24,742	$32,338
Weighted average number of common shares outstanding	35,424	35,308	35,373	35,258
Net income per share of common stock – basic	$0.33	$0.42	$0.70	$0.92
Diluted net income per share:
Net income	$11,665	$14,772	$24,742	$32,338
Weighted average number of common shares outstanding	35,424	35,308	35,373	35,258
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	13
Effect of dilutive non-vested restricted stock	80	42	88	46
Weighted average number of common shares outstanding – diluted	35,504	35,350	35,461	35,317
Net income per share of common stock – diluted	$0.33	$0.42	$0.70	$0.92
Common shares excluded from the denominator as anti-dilutive:
Stock options	—	51	5	17
Non-vested restricted stock	1	17	2	7

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

As of September 30, 2016, we were in compliance with our financial covenants under the Credit Facility. At September 30, 2016, the Company could borrow up to an additional $385.0 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At September 30, 2016, the interest rate on the Credit Facility was based on a 3.25% U.S. Prime Rate plus 100 basis points or LIBOR plus 200 basis points. The weighted average interest rate at September 30, 2016 was approximately 2.7%. At October 21, 2016, we had $391.6 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

(8) Senior Unsecured Notes

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2014	$628,714
Accretion of discount through December 31, 2015	1,055
Amortization of note premium through December 31, 2015	(887)
Reclass of deferred financing costs to debt discount (see footnote 2)	(1,576)
Balance at December 31, 2015	$627,306
Accretion of discount through September 30, 2016	791
Amortization of note premium through September 30, 2016	(666)
Amortization of deferred financing costs through September 30, 2016	178
Balance at September 30, 2016	$627,609

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Revenues:
Equipment rentals	$118,535	$118,055	$330,023	$328,072
New equipment sales	44,764	66,552	151,836	175,465
Used equipment sales	20,630	29,111	71,973	83,113
Parts sales	27,335	28,968	81,958	84,400
Services revenues	16,076	16,727	49,322	47,452
Total segmented revenues	227,340	259,413	685,112	718,502
Non-segmented revenues	17,346	17,440	48,679	48,121
Total revenues	$244,686	$276,853	$733,791	$766,623
Segment Gross Profit:
Equipment rentals	$58,629	$57,882	$156,161	$154,429
New equipment sales	4,617	6,552	16,684	19,397
Used equipment sales	6,266	8,849	22,222	26,352
Parts sales	7,627	7,870	22,774	23,176
Services revenues	10,631	11,145	32,586	31,435
Total segmented gross profit	87,770	92,298	250,427	254,789
Non-segmented gross profit	355	539	550	792
Total gross profit	$88,125	$92,837	$250,977	$255,581

	Balances at
	September 30,	December 31,
	2016	2015
Segment identified assets:
Equipment sales	$55,853	$77,365
Equipment rentals	922,486	893,393
Parts and services	18,145	19,453
Total segment identified assets	996,484	990,211
Non-segment identified assets	295,341	309,300
Total assets	$1,291,825	$1,299,511

The Company operates primarily in the United States and our sales to international customers for the three month period ended September 30, 2016 and 2015 were 0.3% and 0.5%, respectively, of total revenues.  Our sales to international customers for the nine month periods ended September 30, 2016 and 2015 were 0.4% and 0.6%, respectively, of total revenues.    No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$7,034	$—	$—	$7,034
Receivables, net	112,891	25,942	—	138,833
Inventories, net	66,822	7,176	—	73,998
Prepaid expenses and other assets	8,721	173	—	8,894
Rental equipment, net	763,627	158,859	—	922,486
Property and equipment, net	95,580	11,636	—	107,216
Deferred financing costs, net	2,167	—	—	2,167
Investment in guarantor subsidiaries	228,976	—	(228,976)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,287,489	$233,312	$(228,976)	$1,291,825
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$209,762	$—	$—	$209,762
Accounts payable	45,274	2,953	—	48,227
Manufacturer flooring plans payable	38,056	170	—	38,226
Accrued expenses payable and other liabilities	52,008	(506)	—	51,502
Dividends payable	93	(37)	—	56
Senior unsecured notes	627,609	—	—	627,609
Capital leases payable	—	1,756	—	1,756
Deferred income taxes	173,449	—	—	173,449
Deferred compensation payable	1,826	—	—	1,826
Total liabilities	1,148,077	4,336	—	1,152,413
Stockholders’ equity	139,412	228,976	(228,976)	139,412
Total liabilities and stockholders’ equity	$1,287,489	$233,312	$(228,976)	$1,291,825

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$7,159	$—	$—	$7,159
Receivables, net	124,157	23,171	—	147,328
Inventories, net	88,831	7,987	—	96,818
Prepaid expenses and other assets	9,909	145	—	10,054
Rental equipment, net	750,773	142,620	—	893,393
Property and equipment, net	99,342	11,443	—	110,785
Deferred financing costs, net	2,777	—	—	2,777
Investment in guarantor subsidiaries	211,542	—	(211,542)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,296,161	$214,892	$(211,542)	$1,299,511
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$184,857	$—	$—	$184,857
Accounts payable	63,959	2,818	—	66,777
Manufacturer flooring plans payable	62,433	—	—	62,433
Dividends payable	62	(30)	—	32
Accrued expenses payable and other liabilities	56,896	(1,345)	—	55,551
Senior unsecured notes	627,306	—	—	627,306
Capital leases payable	—	1,907	—	1,907
Deferred income taxes	155,886	—	—	155,886
Deferred compensation payable	2,174	—	—	2,174
Total liabilities	1,153,573	3,350	—	1,156,923
Stockholders’ equity	142,588	211,542	(211,542)	142,588
Total liabilities and stockholders’ equity	$1,296,161	$214,892	$(211,542)	$1,299,511

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$96,310	$22,225	$—	$118,535
New equipment sales	37,110	7,654	—	44,764
Used equipment sales	16,778	3,852	—	20,630
Parts sales	23,807	3,528	—	27,335
Services revenues	13,693	2,383	—	16,076
Other	14,072	3,274	—	17,346
Total revenues	201,770	42,916	—	244,686
Cost of revenues:
Rental depreciation	34,168	7,360	—	41,528
Rental expense	15,127	3,251	—	18,378
New equipment sales	33,206	6,941	—	40,147
Used equipment sales	11,762	2,602	—	14,364
Parts sales	17,221	2,487	—	19,708
Services revenues	4,686	759	—	5,445
Other	13,716	3,275	—	16,991
Total cost of revenues	129,886	26,675	—	156,561
Gross profit (loss):
Equipment rentals	47,015	11,614	—	58,629
New equipment sales	3,904	713	—	4,617
Used equipment sales	5,016	1,250	—	6,266
Parts sales	6,586	1,041	—	7,627
Services revenues	9,007	1,624	—	10,631
Other	356	(1)	—	355
Gross profit	71,884	16,241	—	88,125
Selling, general and administrative expenses	45,810	10,152	—	55,962
Equity in earnings of guarantor subsidiaries	3,892	—	(3,892)	—
Gain on sales of property and equipment, net	782	145	—	927
Income from operations	30,748	6,234	(3,892)	33,090
Other income (expense):
Interest expense	(11,074)	(2,395)	—	(13,469)
Other, net	333	53	—	386
Total other expense, net	(10,741)	(2,342)	—	(13,083)
Income before income taxes	20,007	3,892	(3,892)	20,007
Income tax expense	8,342	—	—	8,342
Net income	$11,665	$3,892	$(3,892)	$11,665

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$96,768	$21,287	$—	$118,055
New equipment sales	57,311	9,241	—	66,552
Used equipment sales	22,124	6,987	—	29,111
Parts sales	25,429	3,539	—	28,968
Services revenues	14,206	2,521	—	16,727
Other	14,110	3,330	—	17,440
Total revenues	229,948	46,905	—	276,853
Cost of revenues:
Rental depreciation	34,194	6,769	—	40,963
Rental expense	15,705	3,505	—	19,210
New equipment sales	51,569	8,431	—	60,000
Used equipment sales	15,501	4,761	—	20,262
Parts sales	18,547	2,551	—	21,098
Services revenues	4,811	771	—	5,582
Other	13,657	3,244	—	16,901
Total cost of revenues	153,984	30,032	—	184,016
Gross profit:
Equipment rentals	46,869	11,013	—	57,882
New equipment sales	5,742	810	—	6,552
Used equipment sales	6,623	2,226	—	8,849
Parts sales	6,882	988	—	7,870
Services revenues	9,395	1,750	—	11,145
Other	453	86	—	539
Gross profit	75,964	16,873	—	92,837
Selling, general and administrative expenses	44,810	9,894	—	54,704
Equity in earnings of guarantor subsidiaries	3,663	—	(3,663)	—
Gain on sales of property and equipment, net	232	107	—	339
Income from operations	35,049	7,086	(3,663)	38,472
Other income (expense):
Interest expense	(10,023)	(3,458)	—	(13,481)
Other, net	466	35	—	501
Total other expense, net	(9,557)	(3,423)	—	(12,980)
Income before income taxes	25,492	3,663	(3,663)	25,492
Income tax expense	10,720	—	—	10,720
Net income	$14,772	$3,663	$(3,663)	$14,772

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$270,927	$59,096	$—	$330,023
New equipment sales	124,450	27,386	—	151,836
Used equipment sales	59,515	12,458	—	71,973
Parts sales	71,323	10,635	—	81,958
Services revenues	42,140	7,182	—	49,322
Other	39,619	9,060	—	48,679
Total revenues	607,974	125,817	—	733,791
Cost of revenues:
Rental depreciation	100,111	20,589	—	120,700
Rental expense	44,135	9,027	—	53,162
New equipment sales	110,594	24,558	—	135,152
Used equipment sales	41,565	8,186	—	49,751
Parts sales	51,660	7,524	—	59,184
Services revenues	14,470	2,266	—	16,736
Other	39,069	9,060	—	48,129
Total cost of revenues	401,604	81,210	—	482,814
Gross profit:
Equipment rentals	126,681	29,480	—	156,161
New equipment sales	13,856	2,828	—	16,684
Used equipment sales	17,950	4,272	—	22,222
Parts sales	19,663	3,111	—	22,774
Services revenues	27,670	4,916	—	32,586
Other	550	—	—	550
Gross profit	206,370	44,607	—	250,977
Selling, general and administrative expenses	142,402	29,983	—	172,385
Equity in earnings of guarantor subsidiaries	8,388	—	(8,388)	—
Gain on sales of property and equipment, net	1,948	353	—	2,301
Income from operations	74,304	14,977	(8,388)	80,893
Other income (expense):
Interest expense	(33,460)	(6,769)	—	(40,229)
Other, net	1,325	180	—	1,505
Total other expense, net	(32,135)	(6,589)	—	(38,724)
Income before income taxes	42,169	8,388	(8,388)	42,169
Income tax expense	17,427	—	—	17,427
Net income	$24,742	$8,388	$(8,388)	$24,742

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$271,270	$56,802	$—	$328,072
New equipment sales	156,657	18,808	—	175,465
Used equipment sales	66,072	17,041	—	83,113
Parts sales	73,516	10,884	—	84,400
Services revenues	40,279	7,173	—	47,452
Other	39,012	9,109	—	48,121
Total revenues	646,806	119,817	—	766,623
Cost of revenues:
Rental depreciation	101,237	19,884	—	121,121
Rental expense	43,301	9,221	—	52,522
New equipment sales	139,121	16,947	—	156,068
Used equipment sales	45,672	11,089	—	56,761
Parts sales	53,435	7,789	—	61,224
Services revenues	13,719	2,298	—	16,017
Other	38,211	9,118	—	47,329
Total cost of revenues	434,696	76,346	—	511,042
Gross profit (loss):
Equipment rentals	126,732	27,697	—	154,429
New equipment sales	17,536	1,861	—	19,397
Used equipment sales	20,400	5,952	—	26,352
Parts sales	20,081	3,095	—	23,176
Services revenues	26,560	4,875	—	31,435
Other	801	(9)	—	792
Gross profit	212,110	43,471	—	255,581
Selling, general and administrative expenses	135,966	26,618	—	162,584
Equity in earnings of guarantor subsidiaries	7,023	—	(7,023)	—
Gain on sales of property and equipment, net	1,306	463	—	1,769
Income from operations	84,473	17,316	(7,023)	94,766
Other income (expense):
Interest expense	(30,261)	(10,414)	—	(40,675)
Other, net	962	121	—	1,083
Total other expense, net	(29,299)	(10,293)	—	(39,592)
Income before income taxes	55,174	7,023	(7,023)	55,174
Income tax expense	22,836	—	—	22,836
Net income	$32,338	$7,023	$(7,023)	$32,338

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$24,742	$8,388	$(8,388)	$24,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	18,022	2,299	—	20,321
Depreciation of rental equipment	100,111	20,589	—	120,700
Amortization of deferred financing costs	789	—	—	789
Accretion of note discount, net of premium amortization	124	—	—	124
Provision for losses on accounts receivable	2,507	216	—	2,723
Provision for inventory obsolescence	82	—	—	82
Change in deferred income taxes	17,193	—	—	17,193
Stock-based compensation expense	2,308	—	—	2,308
Gain from sales of property and equipment, net	(1,948)	(353)	—	(2,301)
Gain from sales of rental equipment, net	(17,219)	(4,231)	—	(21,450)
Equity in earnings of guarantor subsidiaries	(8,388)	—	8,388	—
Changes in operating assets and liabilities:
Receivables	8,759	(2,987)	—	5,772
Inventories	(12,001)	(3,219)	—	(15,220)
Prepaid expenses and other assets	1,188	(28)	—	1,160
Accounts payable	(18,684)	135	—	(18,549)
Manufacturer flooring plans payable	(24,377)	170	—	(24,207)
Accrued expenses payable and other liabilities	(5,275)	839	—	(4,436)
Deferred compensation payable	(348)	—	—	(348)
Net cash provided by operating activities	87,585	21,818	—	109,403
Cash flows from investing activities:
Purchases of property and equipment	(14,143)	(2,610)	—	(16,753)
Purchases of rental equipment	(112,346)	(40,298)	—	(152,644)
Proceeds from sales of property and equipment	2,218	471	—	2,689
Proceeds from sales of rental equipment	50,528	11,731	—	62,259
Investment in subsidiaries	(9,046)	—	9,046	—
Net cash used in investing activities.	(82,789)	(30,706)	9,046	(104,449)
Cash flows from financing activities:
Purchases of treasury stock	(546)	—	—	(546)
Borrowings on senior secured credit facility	767,550	—	—	767,550
Payments on senior secured credit facility	(742,645)	—	—	(742,645)
Dividends paid	(29,280)	(7)	—	(29,287)
Payments on capital lease obligations	—	(151)	—	(151)
Capital contributions	—	9,046	(9,046)	—
Net cash provided by (used in) financing activities	(4,921)	8,888	(9,046)	(5,079)
Net decrease in cash	(125)	—	—	(125)
Cash, beginning of period	7,159	—	—	7,159
Cash, end of period	$7,034	$—	$—	$7,034

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$32,338	$7,023	$(7,023)	$32,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	15,710	2,185	—	17,895
Depreciation of rental equipment	101,237	19,884	—	121,121
Amortization of deferred financing costs	774	—	—	774
Accretion of note discount, net of premium amortization	126	—	—	126
Provision for losses on accounts receivable	2,236	210	—	2,446
Provision for inventory obsolescence	201	—	—	201
Change in deferred income taxes	22,514	—	—	22,514
Stock-based compensation expense	2,036	—	—	2,036
Gain from sales of property and equipment, net	(1,306)	(463)	—	(1,769)
Gain from sales of rental equipment, net	(19,366)	(5,596)	—	(24,962)
Equity in earnings of guarantor subsidiaries	(7,023)	—	7,023	-
Changes in operating assets and liabilities:
Receivables	8,097	7,185	—	15,282
Inventories	(16,696)	(1,977)	—	(18,673)
Prepaid expenses and other assets	(3,652)	(50)	—	(3,702)
Accounts payable	412	187	—	599
Manufacturer flooring plans payable	(33,696)	—	—	(33,696)
Accrued expenses payable and other liabilities	(12,276)	792	—	(11,484)
Deferred compensation payable	51	—	—	51
Net cash provided by operating activities	91,717	29,380	—	121,097
Cash flows from investing activities:
Purchases of property and equipment	(19,997)	(2,320)	—	(22,317)
Purchases of rental equipment	(104,735)	(32,449)	—	(137,184)
Proceeds from sales of property and equipment	2,050	532	—	2,582
Proceeds from sales of rental equipment	53,784	14,403	—	68,187
Investment in subsidiaries	9,398	—	(9,398)	—
Net cash used in investing activities.	(59,500)	(19,834)	(9,398)	(88,732)
Cash flows from financing activities:
Purchases of treasury stock	(470)	—	—	(470)
Borrowings on senior secured credit facility	768,572	—	—	768,572
Payments on senior secured credit facility	(778,903)	—	—	(778,903)
Dividends paid	(27,365)	(5)	—	(27,370)
Payments of deferred financing costs	(725)	—	—	(725)
Payments on capital lease obligations	—	(143)	—	(143)
Capital contributions	—	(9,398)	9,398	-
Net cash used in financing activities	(38,891)	(9,546)	9,398	(39,039)
Net decrease in cash	(6,674)	—	—	(6,674)
Cash, beginning of period	15,861	—	—	15,861
Cash, end of period	$9,187	$—	$—	$9,187

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2016, and its results of operations for the three and nine month periods ended September 30, 2016, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of October 21, 2016, we operated 76 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the nine month period ended September 30, 2016. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine month period ended September 30, 2016, approximately 45.0% of our total revenues were attributable to equipment rentals, 20.7% of our total revenues were attributable to new equipment sales, 9.8% were attributable to used equipment sales, 11.2% were attributable to parts sales, 6.7% were attributable to our services revenues and 6.6% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2016, our total cost of revenues was $482.8 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2016, our selling, general and administrative expenses were $172.4 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving senior secured credit facility (the “Credit Facility”), our 7.0% senior unsecured notes due 2022 (the “Notes”) and our capital lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and accretion (amortization) of debt discount (premium) are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2016 was $922.5 million, or approximately 71.4% of our total assets. Our rental fleet as of September 30, 2016 consisted of 29,086 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.35 billion. As of September 30, 2016, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	19,313	66.4%	$830.0	61.6%	34.2
Cranes	363	1.2%	125.1	9.3%	47.3
Earthmoving	3,258	11.2%	289.4	21.5%	22.1
Industrial Lift Trucks	889	3.1%	31.5	2.3%	31.2
Other	5,263	18.1%	72.0	5.3%	26.5
Total	29,086	100.0%	$1,348.0	100.0%	31.5

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

The original acquisition cost of our gross rental fleet increased by $61.7 million, or 4.8%, for the nine month period ended September 30, 2016. The average age of our rental fleet equipment increased by approximately 0.1 months for the nine month period ended September 30, 2016.

Our average rental rates for the nine month period ended September 30, 2016 were 0.4% lower than in the nine month period ended September 30, 2015 (see further discussion on rental rates in “Results of Operations” below). Our average rental rates for the three month period ended September 30, 2016 were 0.7% lower compared to the same period last year, but 1.0% higher than the previous three month period ended June 30, 2016.

The rental equipment mix among our four core product lines for the nine month period ended September 30, 2016 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine months ended September 30, 2016 and 2015. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2016	2015	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$118,535	$118,055	$480	0.4%
New equipment sales	44,764	66,552	(21,788)	(32.7)%
Used equipment sales	20,630	29,111	(8,481)	(29.1)%
Parts sales	27,335	28,968	(1,633)	(5.6)%
Services revenues	16,076	16,727	(651)	(3.9)%
Non-Segmented revenues	17,346	17,440	(94)	(0.5)%
Total revenues	$244,686	$276,853	$(32,167)	(11.6)%

Total Revenues. Our total revenues were $244.7 million for the three month period ended September 30, 2016 compared to $276.9 million for the three month period ended September 30, 2015, a decrease of $32.2 million, or 11.6%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended September 30, 2016 increased approximately $0.5 million to $118.5 million from approximately $118.1 million in the three month period ended September 30, 2015. Rental revenues from aerial work platform equipment increased $1.3 million, while rental revenues from other equipment rentals and earthmoving equipment increased $0.6 million and $0.3 million, respectively. These equipment rental revenues increases were partially offset by a $1.8 million decrease in crane rental revenues. Our average rental rates for the three month period ended September 30, 2016 decreased 0.7% compared to the same three month period last year, but increased approximately 1.0% from the three month period ended June 30, 2016.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2016 was 35.4% compared to 36.4% in the three month period ended September 30, 2015, a decrease of 1.0%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization combined with a 0.7% decrease in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 72.1% for the three month period ended September 30, 2016 compared to 73.7% in the three month period ended September 30, 2015, a decrease of 1.6%. The decrease in equipment rental time utilization based on original equipment cost is reflective of lower utilization in the Company’s oil and gas markets and the significant flooding event in Louisiana in mid-August. Our rental equipment time utilization based on the number of rental equipment units available for rent was 68.0% for the three month period ended September 30, 2016, compared to approximately 70.2% in the same period last year, a decrease of 2.2%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2016 decreased $21.8 million, or 32.7%, to $44.8 million from $66.6 million for the three month period ended September 30, 2015, largely as a result of a $17.6 million decrease in sales of new cranes. The decrease in new crane sales is due primarily to decreased demand for new cranes among the Company’s customers operating in the Company’s oil and gas markets. Sales of new other equipment and new earthmoving equipment decreased $3.4 million and $1.1 million, respectively, while sales of new lift trucks decreased $0.2 million. Partially offsetting these new equipment sales decreases was a $0.5 million increase in new aerial work platform equipment sales.

Used Equipment Sales Revenues. Our used equipment sales decreased $8.5 million, or 29.1%, to $20.6 million for the three month period ended September 30, 2016, from $29.1 million for the same three month period in 2015. Sales of used cranes and used aerial work platform equipment decreased $4.3 million and $2.6 million, respectively, and sales of used earthmoving equipment and used other equipment decreased $1.6 million and $0.5 million, respectively. Sales of used lift trucks increased $0.5 million. The decrease in used equipment sales revenues is largely due to a decrease in sales of used equipment from the Company’s rental fleet and the mix of used equipment sold.

Parts Sales Revenues. Our parts sales for the three month period ended September 30, 2016 decreased $1.6 million, or 5.6%, to $27.3 million from approximately $29.0 million for the same three month period last year. The decrease in parts sales revenues was driven primarily by lower earthmoving equipment and crane parts sales revenues.

Services Revenues. Our services revenues for the three month period ended September 30, 2016 decreased approximately $0.7 million, or 3.9%, to approximately $16.1 million from $16.7 million for the same three month period last year. The decrease in services revenues was due primarily to decreases in services revenues related to cranes and other equipment.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended September 30, 2016, our other revenues were approximately $17.3 million, a decrease of $0.1 million, or 0.5%, from $17.4 million in the same three month period in 2015.

Gross Profit.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2016	2015	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$58,629	$57,882	$747	1.3%
New equipment sales	4,617	6,552	(1,935)	(29.5)%
Used equipment sales	6,266	8,849	(2,583)	(29.2)%
Parts sales	7,627	7,870	(243)	(3.1)%
Services revenues	10,631	11,145	(514)	(4.6)%
Non-Segmented revenues	355	539	(184)	(34.1)%
Total gross profit	$88,125	$92,837	$(4,712)	(5.1)%

Total Gross Profit. Our total gross profit was $88.1 million for the three month period ended September 30, 2016 compared to $92.8 million for the same three month period in 2015, a decrease of 4.7 million, or 5.1%. Total gross profit margin for the three month period ended September 30, 2016 was approximately 36.0%, an increase of 2.5% from the 33.5% gross profit margin for the same three month period in 2015. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended September 30, 2016 increased $0.7 million, or 1.3%, to $58.6 million from $57.9 million in the same three month period in 2015. The increase in equipment rentals gross profit was the net result of a $0.5 million increase in rental revenues combined with a $0.8 million decrease in rental expenses, which was partially offset by an increase of $0.6 million in rental equipment depreciation expense. Gross profit margin on equipment rentals for the three month period ended September 30, 2016 was 49.5% compared to 49.0% for the same period in 2015, an increase of 0.5%.  As a percentage of equipment rental revenues, rental expenses were 15.5% for the three month period ended September 30, 2016 compared to 16.3% for the same period last year, a decrease of 0.8%, resulting primarily from lower maintenance and repair costs on aerial work platform equipment as a percentage of aerial work platform equipment rental revenues. Depreciation expense was 35.0% of equipment rental revenues for the three month period ended September 30, 2016 compared to 34.7% for the same period in 2015, an increase of 0.3%, primarily as a result of rental fleet mix.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2016 decreased $1.9 million, or 29.5%, to $4.6 million compared to approximately $6.5 million for the same three month period in 2015 on a total new equipment sales decrease of $21.8 million. Gross profit margin on new equipment sales was 10.3% for the three month period ended September 30, 2016 compared to 9.8% for the same three month period in 2015, an increase of 0.5%, primarily driven by higher gross margins on new crane sales, resulting primarily from the mix of new cranes sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2016 decreased $2.6 million, or 29.2%, to $6.3 million from approximately $8.8 million in the same period in 2015 on a used equipment sales decrease of $8.5 million. Gross profit margin on used equipment sales was 30.4% in each of the three month periods ended September 30, 2015 and 2014. Our used equipment sales from the rental fleet, which comprised approximately 86.1% and 81.7% of our used equipment sales for the three month periods ended September 30, 2016 and 2015, respectively, were approximately 150.8%  and 152.5% of net book value for the three month periods ended September 30, 2016 and 2015, respectively.

Parts Sales Gross Profit. For the three month period ended September 30, 2016, our parts sales gross profit decreased approximately $0.2 million, or 3.1%, to $7.6 million from $7.9 million for the same three month period in 2015 on a $1.6 million decrease in parts sales revenues. Gross profit margin for the three month period ended September 30, 2016 was 27.9%, an increase of approximately 0.7% from 27.2% in the same three month period in 2015, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended September 30, 2016, our services revenues gross profit decreased $0.5 million, or 4.6%, to $10.6 million from $11.1 million for the same three month period in 2015 on a $0.7 million decrease in services revenues. Gross profit margin for the three month period ended September 30, 2016 was approximately 66.1%, a decrease of 0.5% from 66.6% in the same three month period in 2015, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased $0.2 million, or 34.1%, to approximately $0.3 million for the three month period ended September 30, 2016 compared to a gross profit of $0.5 million for the same period in 2015 on a $0.1 million decrease in non-segmented other revenues. Gross margin for the three month period ended September 30, 2016 was 2.0% compared to a gross margin of 3.1% in the same three month period last year, a decrease of 1.1%, primarily reflective of higher hauling costs in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $1.3 million, or approximately 2.3%, to $56.0 million for the three month period ended September 30, 2016 compared to $54.7 million for the three month period ended September 30, 2015. The increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit expenses increased approximately $0.5 million. Facility costs increased $0.6 million, comprised primarily of additional rent expense related to new branches opened since the third quarter of last year. Legal and other professional services increased $0.6 million and non-payroll taxes, primarily property taxes, increased approximately $0.7 million. Promotional expenses increased $0.2 million and depreciation expense increased $0.2 million. Partially offsetting these increases were decreases in liability insurance costs of $0.5 million and $0.3 million in bad debt expense. Employee education, training and related travel costs decreased $0.7 million. Of the $1.3 million increase in SG&A expenses, approximately $1.2 million was attributable to branches opened since July 1, 2015 with less than three full months of comparable operations in the third quarters of 2015 and 2016. As a percentage of total revenues, SG&A expenses were 22.9% for the three month period ended September 30, 2016, an increase of 3.1% from 19.8% for the same three month period in 2015, primarily as a result of the cost increases noted above.

Other Income (Expense). For the three month period ended September 30, 2016, our net other expenses increased $0.1 million to $13.1 million compared to $13.0 million for the same three month period in 2015.  Interest expense was approximately $13.5 million in each of the three month periods ended September 30, 2016 and 2015. Miscellaneous other income was $0.4 million in the three month period ended September 30, 2016 compared to $0.5 million in the same period last year, a decrease of $0.1 million.

Income Taxes. We recorded income tax expense of approximately $8.3 million for the three month period ended September 30, 2016 compared to income tax expense of $10.7 million for the three month period ended September 30, 2015. Our effective income tax rate was approximately 41.7% for the three month period ended September 30, 2016 compared to 42.1% for the same three month period last year, a decrease of 0.4%.  The decrease in our effective tax rate is primarily related to higher state income taxes in the prior year period. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2016 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2016	2015	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$330,023	$328,072	$1,951	0.6%
New equipment sales	151,836	175,465	(23,629)	(13.5)%
Used equipment sales	71,973	83,113	(11,140)	(13.4)%
Parts sales	81,958	84,400	(2,442)	(2.9)%
Services revenues	49,322	47,452	1,870	3.9%
Non-Segmented revenues	48,679	48,121	558	1.2%
Total revenues	$733,791	$766,623	$(32,832)	(4.3)%

Total Revenues. Our total revenues were $733.8 million for the nine month period ended September 30, 2016 compared to $766.6 million for the nine month period ended June 30, 2015, a decrease of $32.8 million, or 4.3%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the nine month period ended September 30, 2016 increased approximately $1.9 million, or 0.6%, to $330.0 million from $328.1 million in the nine month period ended September 30, 2015. Rental revenues from earthmoving equipment increased $2.6 million and other equipment rental revenues increased $2.2 million. Additionally, rental revenues from aerial work platform equipment and lift trucks  increased $1.7 million and $0.5 million, respectively. Partially offsetting these rental revenue increases was a $5.0 million decrease in crane rental revenues. Our average rental rates for the nine month period ended September 30, 2016 decreased approximately 0.4% compared to the same nine month period last year.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2016 was 33.9% compared to 34.3% in the nine month period ended September 30, 2015, a decrease of 0.4%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization, combined with a 0.4% decline in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 69.5% for the nine month period ended September 30, 2016 compared to approximately 70.5% in the same nine month period a year ago, a decrease of 1.0%. The decrease in equipment rental time utilization based on original equipment cost is largely reflective of multiple significant rain and flooding events in the Company’s Louisiana, Texas and Arkansas markets during the current year period combined with lower utilization in the Company’s oil and gas markets. Rental equipment time utilization based on the number of rental equipment units available for rent was 66.8% for the nine month period ended September 30, 2016, compared to approximately 67.4% in the same period last year, a decrease of 0.6%.

New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2016 decreased $23.6 million, or 13.5%, to $151.8 million from $175.5 million for the nine month period ended September 30, 2015, largely driven by a $34.1 million decrease in new crane sales. The decrease in new crane sales is due primarily to decreased demand for new cranes among the Company’s customers operating in the Company’s oil and gas markets. Also, sales of new other equipment decreased by $4.8 million. Partially offsetting these new equipment sales decreases were a $13.5 million increase in sales of new earthmoving equipment and increases in sales of new lift trucks and new aerial work platform equipment of $1.1 million and $0.6 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales decreased $11.1 million, or 13.4%, to approximately $72.0 million for the nine month period ended September 30, 2016, from $83.1 million for the same nine month period in 2015. Sales of used cranes decreased $7.6 million, while sales of used aerial work platform equipment and used other equipment decreased $2.9 million and $1.0 million, respectively. Partially offsetting these used equipment sales decreases were increases in used lift truck sales and used earthmoving equipment sales of $0.3 million and $0.1 million, respectively. The overall decrease in used equipment sales is largely due to a decrease in sales of used equipment from the Company’s rental fleet in the current year period compared to last year.

Parts Sales Revenues. Our parts sales decreased $2.4 million, or 2.9%, to $82.0 million for the nine month period ended September 30, 2016 from $84.4 million for the same nine month period in 2015.  The decrease in parts revenues was driven primarily by lower crane and earthmoving equipment parts sales revenues.

Services Revenues. Our services revenues for the nine month period ended September 30, 2016 increased $1.9 million, or 3.9%, to $49.3 million from approximately $47.5 million for the same nine month period last year. The increase in services revenues was due to higher demand for services in the first and second quarters of the current year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine month period ended September 30, 2016, our other revenues were $48.7 million, an increase of approximately $0.6 million, or 1.2%, from $48.1 million in the same nine month period in 2015. The increase was primarily due to an increase in damage waiver income and hauling revenues.

Gross Profit.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2016	2015	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$156,161	$154,429	$1,732	1.1%
New equipment sales	16,684	19,397	(2,713)	(14.0)%
Used equipment sales	22,222	26,352	(4,130)	(15.7)%
Parts sales	22,774	23,176	(402)	(1.7)%
Services revenues	32,586	31,435	1,151	3.7%
Non-Segmented revenues	550	792	(242)	(30.6)%
Total gross profit	$250,977	$255,581	$(4,604)	(1.8)%

Total Gross Profit. Our total gross profit was approximately $251.0 million for the nine month period ended September 30, 2016 compared to $255.6 million for the same nine month period in 2015, a decrease of $4.6 million, or 1.8%. Total gross profit margin for the nine month period ended September 30, 2016 was 34.2%, an increase of 0.9% from the 33.3% gross profit margin for the same nine month period in 2015. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine month period ended September 30, 2016 increased $1.7 million, or 1.1%, to approximately $156.2 million from $154.4 million in the same nine month period in 2015. The increase in equipment rentals gross profit was the result of a $1.9 million increase in rental revenues for the nine month period ended September 30, 2016 and a $0.4 million decrease in rental equipment depreciation expense, which was partially offset by a $0.6 million increase in rental expenses. Gross profit margin on equipment rentals for the nine month period ended September 30, 2016 was approximately 47.3% compared to 47.1% for the same period in 2015, an increase of 0.2%. Depreciation expense was 36.6% of equipment rental revenues for the nine month period ended September 30, 2016 compared to 36.9% for the same period in 2015, a decrease of 0.3%, primarily as a result of rental fleet mix. As a percentage of equipment rental revenues, rental expenses were 16.1% for the nine month period ended September 30, 2016 compared to 16.0% for the same period last year, an increase of 0.1%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2016 decreased $2.7 million, or 14.0%, to $16.7 million compared to approximately $19.4 million for the same nine month period in 2015 on a total new equipment sales decrease of $23.6 million. Gross profit margin on new equipment sales for the nine month period ended September 30, 2016 was 11.0%, a decrease of 0.1% from 11.1% in the same nine month period in 2015.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2016 decreased $4.1 million, or 15.7%, to $22.2 million from approximately $26.4 million in the same period in 2015 on a used equipment sales decrease of $11.1 million. Gross profit margin on used equipment sales for the nine month period ended September 30, 2016 was 30.9%, down 0.8% from 31.7% for the same nine month period in 2015, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 86.5% and 82.0% of our used equipment sales for the nine month periods ended September 30, 2016 and 2015, respectively, were approximately 152.6%  and 157.8% of net book value for the nine month periods ended September 30, 2016 and 2015, respectively.

Parts Sales Gross Profit. For the nine month period ended September 30, 2016, our parts sales revenue gross profit decreased $0.4 million, or 1.7%, to $22.8 million from $23.2 million during the same nine month period in 2015 on a $2.4 million decrease in parts sales revenues. Gross profit margin for the nine month period ended September 30, 2016 was 27.8%, an increase of 0.3% from 27.5% in the same nine month period in 2015, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the nine month period ended September 30, 2016, our services revenues gross profit increased $1.2 million, or 3.7%, to $32.6 million from $31.4 million for the same nine month period in 2015 on a $1.9 million increase in services revenues. Gross profit margin for the nine month period ended September 30, 2016 was 66.1% compared to 66.0% in the same period last year.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased approximately $0.2 million, or 30.6%, to a gross profit of $0.6 million for the nine month period ended June 30, 2016, compared to $0.8 million in gross profit for the same period in 2015, on a $0.6 million increase in non-segmented other revenues. Gross margin for the nine month period ended September 30, 2016 was 1.1% compared to a gross margin of 1.6% in the same nine month period last year, a decrease of 0.5%, primarily reflective of lower margins on hauling revenues compared to last year.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $9.8 million, or 6.0%, to $172.4 million for the nine month period ended September 30, 2016 compared to $162.6 million for the nine month period ended September 30, 2015. The increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit expenses increased approximately $4.6 million, primarily as a result of a larger workforce compared to the same period last year and higher employer health insurance costs. Facility costs increased $2.4 million, comprised primarily of additional rent expense related to new branches opened since the second quarter of last year. Legal and other professional services increased $1.5 million and depreciation expense increased $0.8 million. Bad debt expense increased $0.2 million and non-payroll taxes (primarily property taxes) increased $1.0 million. Software related costs increased $0.4 million. Partially offsetting these increases was a $1.2 million decrease in employee education, training and related travel costs.  Of the $9.8 million increase in SG&A expenses, approximately $5.3 million was attributable to branches opened since January 1, 2015 with less than nine full months of comparable operations in the first three quarters of 2015 and 2016. As a percentage of total revenues, SG&A expenses were 23.4% for the nine month period ended September 30, 2016, an increase of 2.2% from 21.2% for the same nine month period in 2015, primarily as a result of the cost increases as noted above.

Other Income (Expense). For the nine month period ended September 30, 2016, our net other expenses decreased $0.9 million to $38.7 million, compared to $39.6 million for the same nine month period in 2015. Interest expense was $40.2 million for the nine month period ended September 30, 2016 compared to $40.7 million for the nine month period ended September 30, 2015, a decrease of approximately $0.4 million. The decrease in interest expense is due to lower average borrowings under the Company’s Senior Secured Credit Facility and lower average amounts outstanding on manufacturer flooring plans payable during the current year period compared to last year. Miscellaneous other income was $1.5 million in the nine month period ended September 30, 2016 compared to $1.1 million in the same period last year, an increase of $0.4 million.

Income Taxes. We recorded income tax expense of $17.4 million for the nine month period ended September 30, 2016 compared to income tax expense of $22.8 million for the nine month period ended September 30, 2015. Our effective income tax rate was 41.3% for the nine month period ended September 30, 2016 compared to 41.4% for the same nine month period last year, a decrease of 0.1%.  Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at September 30, 2016 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the nine month period ended September 30, 2016, the net cash provided by our operating activities was $109.4 million. Our reported net income of $24.7 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $165.2 million. These cash flows from operating activities were also positively impacted by a $5.8 million decrease in receivables and a $1.2 million decrease in prepaid expenses and other assets. Partially offsetting these positive cash flows were a $24.2 million decrease in manufacturing flooring plans payable and an $18.5 million decrease in accounts payable. Also, inventories increased $15.2 million and accrued expenses payable and other liabilities decreased $4.4 million. Deferred compensation payable decreased $0.3 million.

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

Cash flow from investing activities. For the nine month period ended September 30, 2016, the cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of approximately $104.4 million. This was a result of purchases of rental and non-rental equipment totaling $169.4 million and proceeds from the sale of rental and non-rental equipment of approximately $64.9 million.

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

Cash flow from financing activities. For the nine month period ended September 30, 2016, the cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of approximately $5.1 million. Dividends totaling approximately $29.3 million, or $0.825 per common share, were paid during the nine month period ended September 30, 2016. Payments on capital lease obligations were $0.2 million and we purchased treasury stock totaling approximately $0.5 million. Partially offsetting these uses of cash were net borrowings  under the Credit Facility of $24.9 million.

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

As of September 30, 2016, we were in compliance with our financial covenants under the Credit Facility. At September 30, 2016, the Company could borrow up to an additional $385.0 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At September 30, 2016, the interest rate on the Credit Facility was based on either a 3.50% U.S. Prime Rate plus 100 basis points or LIBOR plus 200 basis points, as applicable with respect to the type of revolving loan. The weighted average interest rate at September 30, 2016 was approximately 2.7%. At October 21, 2016, we had $391.6 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2016 were approximately $190.6 million, including approximately $38.0 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2016 were $16.8 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of October 21, 2016, we had $391.6 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the Credit Facility and the indenture governing the Notes, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Quarterly Dividend

On August 10, 2016, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on September 9, 2016, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans.  At September 30, 2016, we had total borrowings outstanding under the Credit Facility of approximately $209.8 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $2.1 million increase in interest expense on an annualized basis. At October 21, 2016, we had $391.6 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of September 30, 2016 on the fixed-rate Notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2016, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2016, 24,960 shares of non-vested stock that were issued in 2013 vested at $19.12 per share. Certain holders of those vested shares returned an aggregate of 8,011 shares of common stock to the Company during the quarter ended September 30, 2016 as payment for their respective withholding taxes. This resulted in an addition of 8,011 shares to treasury stock.

On August 1, 2016, 18,567 shares of non-vested stock that were issued in 2014 vested at $18.28 per share. Certain holders of those vested shares returned an aggregate of 5,897 shares of common stock to the Company during the quarter ended September 30, 2016 as payment for their respective withholding taxes. This resulted in an addition of 5,897 shares to treasury stock.

On August 3, 2016, 50,279 shares of non-vested stock that were issued in 2015 vested at $17.92 per share. Certain holders of those vested shares returned an aggregate of 15,907 shares of common stock to the Company during the quarter ended September 30, 2016 as payment for their respective withholding taxes. This resulted in an addition of 15,907 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: October 27, 2016	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: October 27, 2016	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).