Form 10-Q
period 2017-03-31
H&E Equipment Services, Inc.
filed 2017-04-27
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large Accelerated Filer	☑	Accelerated Filer ☐	Non-Accelerated Filer	☐

Smaller Reporting Company	☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 20, 2017, there were 35,574,803 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

March 31, 2017

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;
•	our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve;
•	the impact of conditions in the global credit and commodity markets and their effect on construction spending and the economy in general;
•	relationships with equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness;
•	risks associated with the expansion of our business;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	security breaches and other disruptions in our information technology systems;
•	adverse weather events or natural disasters;
•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash	$5,040	$7,683
Receivables, net of allowance for doubtful accounts of $3,301 and $3,769, respectively	139,423	140,037
Inventories, net of reserves for obsolescence of $827 and $900, respectively	91,901	53,909
Prepaid expenses and other assets	11,609	7,513
Rental equipment, net of accumulated depreciation of $448,490 and $437,522, respectively	877,477	893,816
Property and equipment, net of accumulated depreciation and amortization of $121,851 and $118,812, respectively	104,278	105,492
Deferred financing costs, net of accumulated amortization of $12,363 and $12,160, respectively	1,761	1,964
Goodwill	31,197	31,197
Total assets	$1,262,686	$1,241,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$152,360	$162,642
Accounts payable	74,886	39,432
Manufacturer flooring plans payable	36,940	30,780
Accrued expenses payable and other liabilities	45,341	56,833
Dividends payable	78	67
Senior unsecured notes, net of unaccreted discount of $910 and $952, and deferred financing costs of $1,280 and $1,339, respectively	627,812	627,711
Capital leases payable	1,651	1,704
Deferred income taxes	181,336	177,835
Deferred compensation payable	1,859	1,842
Total liabilities	1,122,263	1,098,846
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,517,071 and 39,496,759 shares issued at March 31, 2017 and December 31, 2016, respectively, and 35,574,803 and 35,554,491 shares outstanding at March 31, 2017 and December 31, 2016, respectively	394	394
Additional paid-in capital	224,725	223,544
Treasury stock at cost, 3,942,268 shares of common stock held at March 31, 2017 and December 31, 2016	(60,966)	(60,966)
Accumulated deficit	(23,730)	(20,207)
Total stockholders’ equity	140,423	142,765
Total liabilities and stockholders’ equity	$1,262,686	$1,241,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Equipment rentals	$107,317	$102,838
New equipment sales	34,274	57,179
Used equipment sales	28,863	27,574
Parts sales	25,331	27,969
Services revenues	15,080	16,301
Other	15,963	15,149
Total revenues	226,828	247,010
Cost of revenues:
Rental depreciation	40,903	39,497
Rental expense	18,374	16,763
New equipment sales	30,381	50,474
Used equipment sales	19,861	18,512
Parts sales	18,213	20,263
Services revenues	4,999	5,301
Other	16,425	15,056
Total cost of revenues	149,156	165,866
Gross profit	77,672	81,144
Selling, general and administrative expenses	57,318	59,374
Gain on sales of property and equipment, net	971	662
Income from operations	21,325	22,432
Other income (expense):
Interest expense	(13,232)	(13,407)
Other, net	437	430
Total other expense, net	(12,795)	(12,977)
Income before provision for income taxes	8,530	9,455
Provision for income taxes	3,140	3,881
Net income	$5,390	$5,574
Net income per common share:
Basic	$0.15	$0.16
Diluted	$0.15	$0.16
Weighted average common shares outstanding:
Basic	35,465	35,341
Diluted	35,621	35,398
Dividends declared per common share outstanding	$0.275	$0.275

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$5,390	$5,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,095	6,702
Depreciation of rental equipment	40,903	39,497
Amortization of deferred financing costs	262	262
Accretion of note discount, net of premium amortization	42	42
Provision for losses on accounts receivable	985	1,008
Provision for inventory obsolescence	21	7
Change in deferred income taxes	4,382	3,776
Stock-based compensation expense	1,181	1,041
Gain from sales of property and equipment, net	(971)	(662)
Gain from sales of rental equipment, net	(8,599)	(8,884)
Changes in operating assets and liabilities:
Receivables	(348)	573
Inventories	(44,802)	(23,235)
Prepaid expenses and other assets	(4,096)	30
Accounts payable	35,454	(337)
Manufacturer flooring plans payable	6,160	1,684
Accrued expenses payable and other liabilities	(11,469)	(12,961)
Deferred compensation payable	17	(379)
Net cash provided by operating activities	30,607	13,738
Cash flows from investing activities:
Purchases of property and equipment	(5,804)	(4,966)
Purchases of rental equipment	(33,979)	(12,620)
Proceeds from sales of property and equipment	1,848	837
Proceeds from sales of rental equipment	24,803	24,195
Net cash provided by (used in) investing activities	(13,132)	7,446
Cash flows from financing activities:
Borrowings on senior secured credit facility	228,254	237,258
Payments on senior secured credit facility	(238,536)	(251,067)
Dividends paid	(9,783)	(9,753)
Payments of capital lease obligations	(53)	(49)
Net cash used in financing activities	(20,118)	(23,611)
Net decrease in cash	(2,643)	(2,427)
Cash, beginning of period	7,683	7,159
Cash, end of period	$5,040	$4,732

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$6,789	$21,942
Purchases of property and equipment included in accrued expenses payable and other liabilities	$23	$392
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,746	$24,117
Income tax refunds received, net	$(30)	$(436)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016, from which the consolidated balance sheet amounts as of December 31, 2016 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.  During the three month period ended March 31, 2017, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. The FASB agreed to a one-year deferral of the original effective date of this guidance and, as a result, it will become effective for fiscal years and interim periods after December 15, 2017. However, entities may adopt the new guidance as of the original effective date (for fiscal years and interim periods beginning after December 15, 2016). We will adopt ASU 2014-09 as of January 1, 2018. Our analysis of this comprehensive standard, including our evaluation of the available transition methods, is ongoing and the impact on our consolidated financial statements is not currently estimable.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  At inception, lessees must classify leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification. Also, certain qualitative and quantitative disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  The Company leases most of the real estate where its branch locations are operated. Additionally, the Company leases various types of small equipment. We have begun accumulating the information related to these leases and are evaluating our internal processes and controls with respect to lease administration activities. Additionally, our equipment rental business involves rental agreements with our customers whereby we, in effect, are the lessor in the transaction. However, the majority of our rental agreements with customers are for terms less than 12 months. Our evaluation of this guidance is ongoing and the impact that this new guidance will have on our consolidated financial statements is not currently estimable.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This ASU modifies the impairment model to utilize an expected loss methodology, referred to as the current expected credit loss (“CECL”) model, in place of the currently used incurred loss methodology, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. The scope of financial assets within the CECL methodology is broad and includes trade receivables from revenue transactions and certain off-balance sheet credit exposures (such as standby letters of credit). ASU 2016-13 will be effective for us as of January 1, 2020. We are currently reviewing the effect, if any, the adoption of ASU No. 2016-13 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Based upon our review of ASU 2016-15, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017-01 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, and interim periods within those annual periods.  Based upon our review of ASU 2017-01, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating the effect, if any, the adoption of ASU 2017-04 will have on our consolidated financial statements.

Recent Accounting Pronouncements Adopted in the First Quarter of 2017

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 provides guidance on simplifying the measurement of inventory. The previous standard measured inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updated this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. We adopted ASU 2015-11 on January 1, 2017 on a prospective basis. The adoption of ASU 2015-11 did not result in a material impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2017.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of such awards in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies resulting from the vesting or exercise of stock-based compensation awards to be recognized in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. Accordingly, excess tax benefits of less than $0.1 million were recognized as a discrete item in our income tax expense for the three month period ended March 31, 2017. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares. This change had no material impact to the calculation of weighted average shares outstanding for the three month period ended March 31, 2017.

ASU 2016-09 eliminates the prior guidance requirement that allowed under certain circumstances the realization of excess tax benefits prior to recognition of those excess tax benefits. Under prior guidance, companies could not recognize excess tax benefits when an option was exercised or a share vested if the related tax deduction increased a net operating loss carryforward rather than reduced income taxes payable. ASU 2016-09 requires companies to apply this part of the guidance using a modified retrospective transition method and record a cumulative effect adjustment for previously unrecognized excess tax benefits. Accordingly, we recorded a cumulative effect adjustment to accumulated deficit as of January 1, 2017 of approximately $0.9 million for all excess tax benefits that had not been previously recognized because the related tax deduction had not reduced income taxes payable.

ASU 2016-09 also clarifies that an entity should classify excess tax benefits along with other income tax cash flows as an operating activity in the statement of cash flows. This change eliminates the prior practice of grossing up the statement of cash flows for the effect of windfalls, i.e. reporting windfalls as outflows in operating activities and as inflows in financing activities. Under ASU 2016-09, the effect of windfalls will generally be reflected in net income from continuing operations under the indirect method. We have adopted this portion of the guidance on a retrospective basis. ASU 2016-09 also clarifies that employee taxes paid when an employer withholds shares of stock for tax withholding purposes be reported as financing activities in the consolidated statements of cash flows, which is how the Company has historically presented such activities in our statement of cash flows.

We have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.  Additional amendments to the accounting for statutory withholding tax requirements had no impact on our consolidated financial statements.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2017 and December 31, 2016 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	March 31, 2017
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$36,940	$31,910
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,812	660,713
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,651	1,160
Letter of credit (Level 3)	—	155

	December 31, 2016
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$30,780	$26,780
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,711	663,075
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,704	1,164
Letter of credit (Level 3)	—	155

During the three month periods ended March 31, 2017 and 2016, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2017 (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
Balances at December 31, 2016	39,496,759	$394	$223,544	$(60,966)	$(20,207)	$142,765
Cumulative effect adjustment for previously unrecognized excess tax benefits pursuant to the adoption of ASU 2016-09 (see note(2))	—	—	—	—	881	881
Stock-based compensation	—	—	1,181	—	—	1,181
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,794)	(9,794)
Issuance of common stock	20,312	—	—	—	—	—
Net income	—	—	—	—	5,390	5,390
Balances at March 31, 2017	39,517,071	$394	$224,725	$(60,966)	$(23,730)	$140,423

(5) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”), as further updated by ASU 2016-09. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,956,477 shares as of March 31, 2017.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2016	400,801	$18.86
Granted	21,658	$25.86
Vested	(21,658)	$25.86
Forfeited	(1,346)	$18.14
Non-vested stock at March 31, 2017	399,455	$18.86

As of March 31, 2017, we had unrecognized compensation expense of approximately $4.1 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.0 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Compensation expense	$1,181	$1,041

Stock Options

At March 31, 2017, there is no unrecognized compensation expense as all stock option awards have fully vested.  The following table represents stock option activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2016	4,500	$19.27
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	—	$—
Outstanding options at March 31, 2017	4,500	$19.27	0.2
Options exercisable at March 31, 2017	4,500	$19.27	0.2

The closing price of our common stock at March 31, 2017 was $24.52. The aggregate intrinsic value of our outstanding and exercisable options at March 31, 2017 was less than $0.1 million.

(6) Income per Share

Income per common share for the three months ended March 31, 2017 and 2016 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.8% and 0.7% of total outstanding shares for the three months ended March 31, 2017 and 2016, respectively, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Basic net income per share:
Net income	$5,390	$5,574
Weighted average number of common shares outstanding	35,465	35,341
Net income per share of common stock – basic	$0.15	$0.16
Diluted net income per share:
Net income	$5,390	$5,574
Weighted average number of common shares outstanding	35,465	35,341
Effect of dilutive securities:
Effect of dilutive stock options	1	—
Effect of dilutive non-vested restricted stock	155	57
Weighted average number of common shares outstanding – diluted	35,621	35,398
Net income per share of common stock – diluted	$0.15	$0.16
Common shares excluded from the denominator as anti-dilutive:
Stock options	—	13
Non-vested restricted stock	—	7

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

As of March 31, 2017, we were in compliance with our financial covenants under the Credit Facility. At March 31, 2017, the Company could borrow up to an additional $442.4 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At March 31, 2017, the interest rate on the Credit Facility was based on a 4.0% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at March 31, 2017 was approximately 3.1%. At April 20, 2017, we had $436.5 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

(8) Senior Unsecured Notes

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2015	$627,306
Accretion of discount through December 31, 2016	1,055
Amortization of note premium through December 31, 2016	(887)
Amortization of deferred financing costs through December 31, 2016	237
Balance at December 31, 2016	$627,711
Accretion of discount through March 31, 2017	264
Amortization of note premium through March 31, 2017	(222)
Amortization of deferred financing costs through March 31, 2017	59
Balance at March 31, 2017	$627,812

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Segment Revenues:
Equipment rentals	$107,317	$102,838
New equipment sales	34,274	57,179
Used equipment sales	28,863	27,574
Parts sales	25,331	27,969
Services revenues	15,080	16,301
Total segmented revenues	210,865	231,861
Non-segmented revenues	15,963	15,149
Total revenues	$226,828	$247,010
Segment Gross Profit:
Equipment rentals	$48,040	$46,578
New equipment sales	3,893	6,705
Used equipment sales	9,002	9,062
Parts sales	7,118	7,706
Services revenues	10,081	11,000
Total segmented gross profit	78,134	81,051
Non-segmented gross profit (loss)	(462)	93
Total gross profit	$77,672	$81,144

	Balances at
	March 31,	December 31,
	2017	2016
Segment identified assets:
Equipment sales	$73,832	$37,912
Equipment rentals	877,477	893,816
Parts and services	18,069	15,997
Total segment identified assets	969,378	947,725
Non-segment identified assets	293,308	293,886
Total assets	$1,262,686	$1,241,611

The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2017 and 2016 were 0.7% and 0.8%, respectively, of total revenues.  No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$5,040	$—	$—	$5,040
Receivables, net	113,119	26,304	—	139,423
Inventories, net	82,125	9,776	—	91,901
Prepaid expenses and other assets	11,382	227	—	11,609
Rental equipment, net	728,452	149,025	—	877,477
Property and equipment, net	93,127	11,151	—	104,278
Deferred financing costs, net	1,761	—	—	1,761
Investment in guarantor subsidiaries	220,385	—	(220,385)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,257,062	$226,009	$(220,385)	$1,262,686
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$152,360	$—	$—	$152,360
Accounts payable	69,348	5,538	—	74,886
Manufacturer flooring plans payable	36,933	7	—	36,940
Accrued expenses payable and other liabilities	46,872	(1,531)	—	45,341
Dividends payable	119	(41)	—	78
Senior unsecured notes	627,812	—	—	627,812
Capital leases payable	—	1,651	—	1,651
Deferred income taxes	181,336	—	—	181,336
Deferred compensation payable	1,859	—	—	1,859
Total liabilities	1,116,639	5,624	—	1,122,263
Stockholders’ equity	140,423	220,385	(220,385)	140,423
Total liabilities and stockholders’ equity	$1,257,062	$226,009	$(220,385)	$1,262,686

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$7,683	$—	$—	$7,683
Receivables, net	112,758	27,279	—	140,037
Inventories, net	49,509	4,400	—	53,909
Prepaid expenses and other assets	7,343	170	—	7,513
Rental equipment, net	743,759	150,057	—	893,816
Property and equipment, net	93,866	11,626	—	105,492
Deferred financing costs, net	1,964	—	—	1,964
Investment in guarantor subsidiaries	220,209	—	(220,209)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,238,762	$223,058	$(220,209)	$1,241,611
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$162,642	$—	$—	$162,642
Accounts payable	36,188	3,244	—	39,432
Manufacturer flooring plans payable	30,899	(119)	—	30,780
Accrued expenses payable and other liabilities	58,774	(1,941)	—	56,833
Dividends payable	106	(39)	—	67
Senior unsecured notes	627,711	—	—	627,711
Capital leases payable	—	1,704	—	1,704
Deferred income taxes	177,835	—	—	177,835
Deferred compensation payable	1,842	—	—	1,842
Total liabilities	1,095,997	2,849	—	1,098,846
Stockholders’ equity	142,765	220,209	220,209	142,765
Total liabilities and stockholders’ equity	$1,238,762	$223,058	$220,209	$1,241,611

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$88,283	$19,034	$—	$107,317
New equipment sales	29,675	4,599	—	34,274
Used equipment sales	23,142	5,721	—	28,863
Parts sales	21,731	3,600	—	25,331
Services revenues	12,695	2,385	—	15,080
Other	13,162	2,801	—	15,963
Total revenues	188,688	38,140	—	226,828
Cost of revenues:
Rental depreciation	33,748	7,155	—	40,903
Rental expense	15,237	3,137	—	18,374
New equipment sales	26,370	4,011	—	30,381
Used equipment sales	16,098	3,763	—	19,861
Parts sales	15,691	2,522	—	18,213
Services revenues	4,210	789	—	4,999
Other	13,288	3,137	—	16,425
Total cost of revenues	124,642	24,514	—	149,156
Gross profit (loss):
Equipment rentals	39,298	8,742	—	48,040
New equipment sales	3,305	588	—	3,893
Used equipment sales	7,044	1,958	—	9,002
Parts sales	6,040	1,078	—	7,118
Services revenues	8,485	1,596	—	10,081
Other	(126)	(336)	—	(462)
Gross profit	64,046	13,626	—	77,672
Selling, general and administrative expenses	46,886	10,432	—	57,318
Equity in earnings of guarantor subsidiaries	1,212	—	(1,212)	—
Gain on sales of property and equipment, net	724	247	—	971
Income from operations	19,096	3,441	(1,212)	21,325
Other income (expense):
Interest expense	(10,913)	(2,319)	—	(13,232)
Other, net	347	90	—	437
Total other expense, net	(10,566)	(2,229)	—	(12,795)
Income before income taxes	8,530	1,212	(1,212)	8,530
Income tax expense	3,140	—	—	3,140
Net income	$5,390	$1,212	$(1,212)	$5,390

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$86,025	$16,813	$—	$102,838
New equipment sales	45,532	11,647	—	57,179
Used equipment sales	22,916	4,658	—	27,574
Parts sales	24,222	3,747	—	27,969
Services revenues	13,979	2,322	—	16,301
Other	12,425	2,724	—	15,149
Total revenues	205,099	41,911	—	247,010
Cost of revenues:
Rental depreciation	33,112	6,385	—	39,497
Rental expense	14,048	2,715	—	16,763
New equipment sales	40,114	10,360	—	50,474
Used equipment sales	15,643	2,869	—	18,512
Parts sales	17,606	2,657	—	20,263
Services revenues	4,602	699	—	5,301
Other	12,247	2,809	—	15,056
Total cost of revenues	137,372	28,494	—	165,866
Gross profit (loss):
Equipment rentals	38,865	7,713	—	46,578
New equipment sales	5,418	1,287	—	6,705
Used equipment sales	7,273	1,789	—	9,062
Parts sales	6,616	1,090	—	7,706
Services revenues	9,377	1,623	—	11,000
Other	178	(85)	—	93
Gross profit	67,727	13,417	—	81,144
Selling, general and administrative expenses	49,603	9,771	—	59,374
Equity in earnings of guarantor subsidiaries	1,735	—	(1,735)	—
Gain on sales of property and equipment, net	530	132	—	662
Income from operations	20,389	3,778	(1,735)	22,432
Other income (expense):
Interest expense	(11,301)	(2,106)	—	(13,407)
Other, net	367	63	—	430
Total other expense, net	(10,934)	(2,043)	—	(12,977)
Income before income taxes	9,455	1,735	(1,735)	9,455
Income tax expense	3,881	—	—	3,881
Net income	$5,574	$1,735	$(1,735)	$5,574

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$5,390	$1,212	$(1,212)	$5,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	5,301	794	—	6,095
Depreciation of rental equipment	33,748	7,155	—	40,903
Amortization of deferred financing costs	262	—	—	262
Accretion of note discount, net of premium amortization	42	—	—	42
Provision for losses on accounts receivable	726	259	—	985
Provision for inventory obsolescence	21	—	—	21
Change in deferred income taxes	4,382	—	—	4,382
Stock-based compensation expense	1,181	—	—	1,181
Gain from sales of property and equipment, net	(724)	(247)	—	(971)
Gain from sales of rental equipment, net	(6,670)	(1,929)	—	(8,599)
Equity in earnings of guarantor subsidiaries	(1,212)	—	1,212	—
Changes in operating assets and liabilities:
Receivables	(1,064)	716	—	(348)
Inventories	(38,215)	(6,587)	—	(44,802)
Prepaid expenses and other assets	(4,039)	(57)	—	(4,096)
Accounts payable	33,160	2,294	—	35,454
Manufacturer flooring plans payable	6,034	126	—	6,160
Accrued expenses payable and other liabilities	(11,879)	410	—	(11,469)
Deferred compensation payable	17	—	—	17
Net cash provided by operating activities	26,461	4,146	—	30,607
Cash flows from investing activities:
Purchases of property and equipment	(5,474)	(330)	—	(5,804)
Purchases of rental equipment	(25,444)	(8,535)	—	(33,979)
Proceeds from sales of property and equipment	1,590	258	—	1,848
Proceeds from sales of rental equipment	19,251	5,552	—	24,803
Investment in subsidiaries	1,036	—	(1,036)	—
Net cash used in investing activities	(9,041)	(3,055)	(1,036)	(13,132)
Cash flows from financing activities:
Borrowings on senior secured credit facility	228,254	—	—	228,254
Payments on senior secured credit facility	(238,536)	—	—	(238,536)
Dividends paid	(9,781)	(2)	—	(9,783)
Payments on capital lease obligations	—	(53)	—	(53)
Capital contributions	—	(1,036)	1,036	—
Net cash used in financing activities	(20,063)	(1,091)	1,036	(20,118)
Net decrease in cash	(2,643)	—	—	(2,643)
Cash, beginning of period	7,683	—	—	7,683
Cash, end of period	$5,040	$—	$—	$5,040

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$5,574	$1,735	$(1,735)	$5,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	5,951	751	—	6,702
Depreciation of rental equipment	33,112	6,385	—	39,497
Amortization of deferred financing costs	262	—	—	262
Accretion of note discount, net of premium amortization	42	—	—	42
Provision for losses on accounts receivable	995	13	—	1,008
Provision for inventory obsolescence	7	—	—	7
Change in deferred income taxes	3,776	—	—	3,776
Stock-based compensation expense	1,041	—	—	1,041
Gain from sales of property and equipment, net	(530)	(132)	—	(662)
Gain from sales of rental equipment, net	(7,108)	(1,776)	—	(8,884)
Equity in earnings of guarantor subsidiaries	(1,735)	—	1,735	—
Changes in operating assets and liabilities:
Receivables	6,906	(6,333)	—	573
Inventories	(18,907)	(4,328)	—	(23,235)
Prepaid expenses and other assets	103	(73)	—	30
Accounts payable	(3,078)	2,741	—	(337)
Manufacturer flooring plans payable	1,489	195	—	1,684
Accrued expenses payable and other liabilities	(13,495)	534	—	(12,961)
Deferred compensation payable	(379)	—	—	(379)
Net cash provided by (used in) operating activities	14,026	(288)	—	13,738
Cash flows from investing activities:
Purchases of property and equipment	(4,359)	(607)	—	(4,966)
Purchases of rental equipment	(6,239)	(6,381)	—	(12,620)
Proceeds from sales of property and equipment	700	137	—	837
Proceeds from sales of rental equipment	19,599	4,596	—	24,195
Investment in subsidiaries	(2,594)	—	2,594	—
Net cash provided by (used in) investing activities	7,107	(2,255)	2,594	7,446
Cash flows from financing activities:
Borrowings on senior secured credit facility	237,258	—	—	237,258
Payments on senior secured credit facility	(251,067)	—	—	(251,067)
Dividends paid	(9,751)	(2)	—	(9,753)
Payments on capital lease obligations	—	(49)	—	(49)
Capital contributions	—	2,594	(2,594)	—
Net cash provided by (used in) financing activities	(23,560)	2,543	(2,594)	(23,611)
Net decrease in cash	(2,427)	—	—	(2,427)
Cash, beginning of period	7,159	—	—	7,159
Cash, end of period	$4,732	$—	$—	$4,732

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2017, and its results of operations for the three month period ended March 31, 2017, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of April 20, 2017, we operated 78 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three months ended March 31, 2017. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three month period ended March 31, 2017, approximately 47.3% of our total revenues were attributable to equipment rentals, 15.1% of our total revenues were attributable to new equipment sales, 12.7% were attributable to used equipment sales, 11.2% were attributable to parts sales, 6.7% were attributable to our services revenues and 7.0% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three month period ended March 31, 2017, our total cost of revenues was $149.2 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three month period ended March 31, 2017, our selling, general and administrative expenses were $57.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving senior secured credit facility (the “Credit Facility”), senior unsecured notes due 2022 (the “Senior Notes”) and our capital lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and accretion (amortization) of debt discount (premium) are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2017 was $877.5 million, or approximately 69.5% of our total assets. Our rental fleet as of March 31, 2017 consisted of 28,799 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.3 billion. As of March 31, 2017, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	19,658	68.3%	$840.0	63.4%	36.9
Cranes	326	1.1%	112.8	8.5%	49.0
Earthmoving	3,086	10.7%	275.0	20.7%	24.4
Industrial Lift Trucks	886	3.1%	30.6	2.3%	29.1
Other	4,843	16.8%	67.5	5.1%	29.1
Total	28,799	100.0%	$1,325.9	100.0%	34.1

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

The original acquisition cost of our gross rental fleet decreased by approximately $7.7 million, or 0.6%, for the three month period ended March 31, 2017. The average age of our rental fleet equipment increased by approximately 1.1 months for the three months ended March 31, 2017.

Our average rental rates for the three month period ended March 31, 2017 were 0.5% lower than in the three month period ended March 31, 2016 and approximately 0.9% lower than the three month period ended December 31, 2016 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the three months ended March 31, 2017 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward‑Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10‑K for the year ended December 31, 2016.

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

•

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. However, the decline in oil and natural gas prices that began in the second half of 2014, and uncertainty regarding future price levels, caused some of our customers in those markets to adjust their activity and spending levels during recent years and continuing into 2017.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 33 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2017 and 2016. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues.

			Total
	Three Months Ended		Dollar	Total
	March 31,		Increase	Percentage
	2017	2016	(Decrease)	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$107,317	$102,838	$4,479	4.4%
New equipment sales	34,274	57,179	(22,905)	(40.1)%
Used equipment sales	28,863	27,574	1,289	4.7%
Parts sales	25,331	27,969	(2,638)	(9.4)%
Services revenues	15,080	16,301	(1,221)	(7.5)%
Non-Segmented revenues	15,963	15,149	814	5.4%
Total revenues	$226,828	$247,010	$(20,182)	(8.2)%

Total Revenues. Our total revenues were $226.8 million for the three month period ended March 31, 2017 compared to $247.0 million for the three month period ended March 31, 2016, a decrease of $20.2 million, or 8.2%, which was primarily driven by a $22.9 million decrease in new equipment sales. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended March 31, 2017 increased $4.5 million, or 4.4%, to $107.3 million from $102.8 million in the three month period ended March 31, 2016. Rental revenues from aerial work platform equipment increased $4.7 million while earthmoving equipment rental revenues increased $1.4 million. Partially offsetting these rental revenue increases was a $1.1 million decrease in crane rental revenues and a $0.5 million decrease in other equipment rental revenues. Our average rental rates for the three month period ended March 31, 2017 decreased 0.5% compared to the same three month period last year and decreased approximately 0.9% from the three month period ended December 31, 2016.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2017 was 32.4% compared to 32.2% in the three month period ended March 31, 2016, an increase of 0.2%. The increase in comparative rental equipment dollar utilization was primarily the result of an increase in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 68.5% for the three month period ended March 31, 2017 compared to 66.3% in the three month period ended March 31, 2016, an increase of 2.2%. The increase in equipment rental time utilization based on original equipment cost is largely reflective of improved utilization in our aerial work platform equipment combined with the prior year first quarter negative impact on earthmoving equipment rental activity from heavy rains and associated flooding in our Louisiana, Texas and Arkansas markets. Our rental equipment time utilization based on the number of rental equipment units available for rent was 66.0% for the three month period ended March 31, 2017, compared to approximately 64.6% in the same period last year, an increase of 1.4%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2017 decreased $22.9 million, or 40.1%, to $34.3 million from $57.2 million for the three month period ended March 31, 2016, largely as a result of a $17.3 million decrease in new crane sales, due primarily to decreased demand for new cranes among the Company’s customers operating in the oil and gas markets, and a $7.5 million decrease in new earthmoving equipment sales. Partially offsetting these decreases were a $0.9 million increase in new other equipment sales and increases of $0.8 million and $0.2 million in new aerial work platform equipment sales and new lift truck sales, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $1.3 million, or 4.7%, to $28.9 million for the three month period ended March 31, 2017, from $27.6 million for the same three month period in 2016. Sales of used earthmoving equipment increased $3.2 million and sales of used cranes increased $1.1 million, while used lift truck sales increased $0.2 million. Partially offsetting these increases were decreases in sales of used aerial work platform equipment and used other equipment of $3.1 million and $0.1 million, respectively.

Parts Sales Revenues. Our parts sales for the three month period ended March 31, 2017 decreased $2.6 million, or 9.4%, to $25.3 million from $28.0 million for the same three month period last year. The decrease in parts sales revenues was driven primarily by lower crane parts sales.

Services Revenues. Our services revenues for the three month period ended March 31, 2017 decreased $1.2 million, or 7.5%, to $15.1 million from $16.3 million for the same three month period last year. The decrease in services revenues was due primarily to decreases in services revenues related to cranes.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended March 31, 2017, our other revenues were approximately $16.0 million, an increase of $0.8 million, or 5.4%, from approximately $15.2 million in the same three month period in 2016. The increase was primarily due to higher hauling revenues associated with our equipment rental activity.

Gross Profit (Loss).

			Total
	Three Months Ended		Dollar	Total
	March 31,		Increase	Percentage
	2017	2016	(Decrease)	Increase
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$48,040	$46,578	$1,462	3.1%
New equipment sales	3,893	6,705	(2,812)	(41.9)%
Used equipment sales	9,002	9,062	(60)	(0.7)%
Parts sales	7,118	7,706	(588)	(7.6)%
Services revenues	10,081	11,000	(919)	(8.4)%
Non-Segmented revenues	(462)	93	(555)	(596.8)%
Total gross profit	$77,672	$81,144	$(3,472)	(4.3)%

Total Gross Profit. Our total gross profit was $77.7 million for the three month period ended March 31, 2017 compared to $81.1 million for the same three month period in 2016, a decrease of approximately 3.5 million, or 4.3%. Total gross profit margin for the three month period ended March 31, 2017 was 34.2%, an increase of 1.3% from the 32.9% gross profit margin for the same three month period in 2016. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended March 31, 2017 increased approximately $1.5 million, or 3.1%, to approximately $48.0 million from $46.6 million in the same three month period in 2016. The increase in equipment rentals gross profit was the result of a $4.5 million increase in rental revenues for the three month period ended March 31, 2017, which was partially offset by a $1.4 million increase in rental equipment depreciation expense and a $1.6 million increase in rental expenses. Depreciation expense was 38.1% of equipment rental revenues for the three month period ended March 31, 2017 compared to 38.4% for the same period in 2016, a decrease of 0.3%, primarily as a result of fleet mix. As a percentage of equipment rental revenues, rental expenses were 17.1% for the three month period ended March 31, 2017 compared to 16.3% for the same period last year, an increase of 0.8%, resulting primarily from higher rental expenses as a percentage of equipment rental revenues in our oil and gas markets due to lower rental revenues in the current three month period compared to the prior year period. However, we have seen some improving trends in these markets recently as rental revenues in our oil and gas markets for the three month period ended March 31, 2017 improved sequentially over the prior two three month periods ended December 31, 2016 and September 30, 2016. Gross profit margin on equipment rentals for the three month period ended March 31, 2017 was approximately 44.8% compared to 45.3% for the same period in 2016, a decrease of 0.5%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2017 decreased $2.8 million, or 41.9%, to $3.9 million compared to $6.7 million for the same three month period in 2016 on a total new equipment sales decrease of $22.9 million. Gross profit margin on new equipment sales was 11.4% for the three month period ended March 31, 2017, compared to 11.7% for the same period last year, a decrease of 0.3%. The decrease in gross profit margin is primarily due to lower gross margins on sales of new aerial work platform equipment and new cranes.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2017 decreased $0.1 million, or 0.7%, to $9.0 million from $9.1 million in the same period in 2016 on a used equipment sales increase of $1.3 million. Gross profit margin on used equipment sales for the three month period ended March 31, 2017 was 31.2%, down 1.7% from 32.9% for the same three month period in 2016, primarily as a result of the mix of used equipment sold and lower used aerial work platform equipment sales gross margins. Our used equipment sales from the rental fleet, which comprised approximately 85.9% and 87.7% of our used equipment sales for the three month periods ended March 31, 2017 and 2016, respectively, were approximately 153.1%  and 158.0% of net book value for the three month periods ended March 31, 2017 and 2016, respectively.

Parts Sales Gross Profit. For the three month period ended March 31, 2017, our parts sales gross profit decreased $0.6 million, or 7.6%, to $7.1 million from $7.7 million for the same three month period in 2016 on a $2.6 million decrease in parts sales revenues. Gross profit margin for the three month period ended March 31, 2017 was 28.1%, an increase of approximately 0.5% from 27.6% in the same three month period in 2016, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended March 31, 2017, our services revenues gross profit decreased $0.9 million, or 8.4%, to $10.1 million from $11.0 million for the same three month period in 2016 on a $1.2 million decrease in services revenues. Gross profit margin for the three month period ended March 31, 2017 was 66.9%, a decrease of 0.6% from 67.5% in the same three month period in 2016, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues gross profit decreased $0.6 million, resulting in a gross loss of $0.5 million for the three month period ended March 31, 2017 compared to a gross profit of approximately $0.1 million for the same period in 2016 on a $0.8 million increase in non-segmented other revenues. Gross margin for the three month period ended March 31, 2017 was (2.9)% compared to a gross margin of 0.6% in the same three month period last year, a decrease of 3.5%, primarily reflective of lower gross margin on fuel charges and damage waiver income in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses decreased $2.1 million, or approximately 3.5%, to $57.3 million for the three month period ended March 31, 2017 compared to $59.4 million for the three month period ended March 31, 2016. The net decrease in SG&A expenses was attributable to several factors. Depreciation and software amortization expense decreased $1.0 million. Employee benefit expenses decreased $0.7 million due to lower health insurance and workers compensation costs, while other employee costs, primarily employee education and training costs, decreased $0.3 million. Other liability insurance costs decreased $0.2 million. Branches opened since January 1, 2016 with less than three full months of comparable operations in the first quarters of 2016 and 2017 contributed to a $0.5 million increase in SG&A expenses in the current year period. As a percentage of total revenues, SG&A expenses were 25.3% for the three month period ended March 31, 2017, an increase of 1.3% from 24.0% for the same three month period in 2016, primarily as a result of the decrease in total revenues and the fixed cost nature of certain SG&A expenses.

Other Income (Expense). For the three month period ended March 31, 2017, our net other expenses decreased $0.2 million to $12.8 million compared to $13.0 million for the same three month period in 2016.  Interest expense decreased $0.2 million to $13.2 million for the three month period ended March 31, 2017 compared to approximately $13.4 million for the three month period ended March 31, 2016. Miscellaneous other income was approximately $0.4 million in each of the three month periods ended March 31, 2017 and March 31, 2016.

Income Taxes. We recorded income tax expense of approximately $3.2 million for the three month period ended March 31, 2017 compared to income tax expense of $3.9 million for the three month period ended March 31, 2016. Our effective income tax rate was approximately 36.8% for the three month period ended March 31, 2017 compared to 41.0% for the same three month period last year, a decrease of 4.2%. The decrease in our effective tax rate is primarily due to an increase in favorable permanent differences and lower state income taxes. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at March 31, 2017 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations. Our state deferred tax assets as of March 31, 2017 reflect a valuation allowance of approximately $0.2 million for certain state net operating losses expiring soon that may not be utilized.

Liquidity and Capital Resources

Cash flow from operating activities. For the three month period ended March 31, 2017, the cash provided by our operating activities was $30.6 million. Our reported net income of $5.4 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $49.7 million. These cash flows from operating activities were also positively impacted by a $35.5 million increase in accounts payable and a $6.2 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $44.8 million increase in inventories and an $11.5 million decrease in accrued expenses payable and other liabilities. Also decreasing our operating cash flows were a $4.1 increase in prepaid expenses and other assets and a $0.3 million increase in receivables.

For the three month period ended March 31, 2016, the cash provided by our operating activities was $13.7 million. Our reported net income of $5.6 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $48.4 million. These cash flows from operating activities were also positively impacted by a $0.6 million decrease in receivables and a $1.7 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $23.2 million increase in inventories and a $13.0 million decrease in accrued expenses payable and other liabilities. Also decreasing our operating cash flows were a $0.3 million decrease in accounts payable and a $0.4 million decrease in deferred compensation payable.

Cash flow from investing activities. For the three month period ended March 31, 2017, our cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $13.1 million. This was a result of purchases of rental and non-rental equipment totaling $39.8 million and proceeds from the sale of rental and non-rental equipment of approximately $26.7 million.

For the three month period ended March 31, 2016, cash provided by our investing activities was approximately $7.4 million. This was a result of purchases of rental and non-rental equipment totaling $17.6 million and proceeds from the sale of rental and non-rental equipment of approximately $25.0 million.

Cash flow from financing activities. For the three month period ended March 31, 2017, cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $20.1 million. Net payments under the Credit Facility were $10.3 million. Dividends totaling approximately $9.8 million, or $0.275 per common share, were paid during the three month period ended March 31, 2017. Payments on capital lease obligations were $0.1 million.

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

As of March 31, 2017, we were in compliance with our financial covenants under the Credit Facility. At March 31, 2017, the Company could borrow up to an additional $442.4 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At March 31, 2017, the interest rate on the Credit Facility was based on either a 4.0% U.S. Prime Rate plus 100 basis points or LIBOR plus 200 basis points, as applicable with respect to the type of revolving loan. The weighted average interest rate at March 31, 2017 was approximately 3.1%. At April 20, 2017, we had $436.5 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2017 were approximately $40.8 million, including $6.8 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2017 were $5.8 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of April 20, 2017, we had $436.5 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the Credit Facility and the indenture governing the Senior Notes, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Quarterly Dividend

On February 15, 2017, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on March 10, 2017, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans.  At March 31, 2017, we had total borrowings outstanding under the Credit Facility of $152.4 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.5 million increase in interest expense on an annualized basis. At April 20, 2017, we had $436.5 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of March 31, 2017 on the fixed-rate Senior Notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on

Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2016.

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

H&E EQUIPMENT SERVICES, INC.

Dated: April 27, 2017	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: April 27, 2017	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).