Form 10-Q
period 2017-06-30
H&E Equipment Services, Inc.
filed 2017-07-27
CIK 1339605

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 20, 2017, there were 35,570,706 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

June 30, 2017

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;
•	our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve;
•	the impact of conditions in the global credit and commodity markets and their effect on construction spending and the economy in general;
•	relationships with equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness, including the significant indebtedness that would be incurred in the proposed financing for our proposed merger with Neff Corporation;
•	risks associated with the expansion of our business;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	security breaches and other disruptions in our information technology systems;
•	adverse weather events or natural disasters;
•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters;
•	the anticipated benefits of our proposed merger with Neff Corporation and the impact of the proposed merger on our earnings, capital structure, strategic plan and results of operations;
•

the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement with Neff Corporation, the failure of the closing conditions included in the merger agreement to be satisfied (or any material delay in satisfying such conditions), a failure to obtain the necessary financing to consummate the merger or any other failure to consummate the transactions contemplated thereby, including as a result of Neff Corporation receiving a superior offer during the “go-shop” period;

•	the costs, fees, expenses and charges related to the proposed merger with Neff Corporation; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

No Offer or Solicitation

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act or an applicable exemption therefrom.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash	$6,995	$7,683
Receivables, net of allowance for doubtful accounts of $3,432 and $3,769, respectively	141,475	140,037
Inventories, net of reserves for obsolescence of $866 and $900, respectively	94,402	53,909
Prepaid expenses and other assets	9,424	7,513
Rental equipment, net of accumulated depreciation of $465,893 and $437,522, respectively	902,378	893,816
Property and equipment, net of accumulated depreciation and amortization of $123,980 and $118,812, respectively	104,632	105,492
Deferred financing costs, net of accumulated amortization of $12,566 and $12,160, respectively	1,558	1,964
Goodwill	31,197	31,197
Total assets	$1,292,061	$1,241,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$164,852	$162,642
Accounts payable	81,053	39,432
Manufacturer flooring plans payable	25,824	30,780
Accrued expenses payable and other liabilities	60,720	56,833
Dividends payable	89	67
Senior unsecured notes, net of unaccreted discount of $867 and $952 and deferred financing costs of $1,219 and $1,339, respectively	627,914	627,711
Capital leases payable	1,597	1,704
Deferred income taxes	186,922	177,835
Deferred compensation payable	1,869	1,842
Total liabilities	1,150,840	1,098,846
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,512,974 and 39,496,759 shares issued at June 30, 2017 and December 31, 2016, respectively, and 35,570,706 and 35,554,491 shares outstanding at June 30, 2017 and December 31, 2016, respectively	394	394
Additional paid-in capital	225,438	223,544
Treasury stock at cost, 3,942,268 shares of common stock held at June 30, 2017 and December 31, 2016	(60,966)	(60,966)
Retained deficit	(23,645)	(20,207)
Total stockholders’ equity	141,221	142,765
Total liabilities and stockholders’ equity	$1,292,061	$1,241,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Equipment rentals	$118,370	$108,650	$225,687	$211,488
New equipment sales	45,669	49,893	79,943	107,072
Used equipment sales	24,106	23,769	52,969	51,343
Parts sales	27,969	26,654	53,300	54,623
Services revenues	15,944	16,945	31,024	33,246
Other	17,305	16,184	33,268	31,333
Total revenues	249,363	242,095	476,191	489,105
Cost of revenues:
Rental depreciation	41,838	39,675	82,741	79,172
Rental expense	20,162	18,021	38,536	34,784
New equipment sales	40,450	44,531	70,831	95,005
Used equipment sales	17,002	16,875	36,863	35,387
Parts sales	20,358	19,213	38,571	39,476
Services revenues	5,332	5,990	10,331	11,291
Other	16,881	16,082	33,306	31,138
Total cost of revenues	162,023	160,387	311,179	326,253
Gross profit	87,340	81,708	165,012	162,852
Selling, general and administrative expenses	59,807	57,049	117,125	116,423
Gain on sales of property and equipment, net	1,135	712	2,106	1,374
Income from operations	28,668	25,371	49,993	47,803
Other income (expense):
Interest expense	(13,373)	(13,353)	(26,605)	(26,760)
Other, net	373	689	810	1,119
Total other expense, net	(13,000)	(12,664)	(25,795)	(25,641)
Income before provision for income taxes	15,668	12,707	24,198	22,162
Provision for income taxes	5,790	5,204	8,930	9,085
Net income	$9,878	$7,503	$15,268	$13,077
Net income per common share:
Basic	$0.28	$0.21	$0.43	$0.37
Diluted	$0.28	$0.21	$0.43	$0.37
Weighted average common shares outstanding:
Basic	35,473	35,354	35,469	35,347
Diluted	35,631	35,480	35,626	35,439
Dividends declared per common share outstanding	$0.275	$0.275	$0.55	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$15,268	$13,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,115	13,464
Depreciation of rental equipment	82,741	79,172
Amortization of deferred financing costs	526	526
Accretion of note discount, net of premium amortization	84	83
Provision for losses on accounts receivable	1,858	2,008
Provision for inventory obsolescence	71	14
Change in deferred income taxes	9,968	9,182
Stock-based compensation expense	1,894	1,667
Gain from sales of property and equipment, net	(2,106)	(1,374)
Gain from sales of rental equipment, net	(15,349)	(15,467)
Changes in operating assets and liabilities:
Receivables	(3,274)	7,110
Inventories	(49,585)	(52,467)
Prepaid expenses and other assets	(1,911)	489
Accounts payable	41,621	22,322
Manufacturer flooring plans payable	(4,956)	(16,466)
Accrued expenses payable and other liabilities	3,715	4,600
Deferred compensation payable	27	(363)
Net cash provided by operating activities	92,707	67,577
Cash flows from investing activities:
Purchases of property and equipment	(12,137)	(11,465)
Purchases of rental equipment	(112,946)	(69,144)
Proceeds from sales of property and equipment	3,137	1,683
Proceeds from sales of rental equipment	46,013	44,501
Net cash used in investing activities	(75,933)	(34,425)
Cash flows from financing activities:
Borrowings on senior secured credit facility	484,252	482,513
Payments on senior secured credit facility	(482,042)	(492,866)
Dividends paid	(19,565)	(19,505)
Payments of capital lease obligations	(107)	(100)
Net cash used in financing activities	(17,462)	(29,958)
Net increase (decrease) in cash	(688)	3,194
Cash, beginning of period	7,683	7,159
Cash, end of period	$6,995	$10,353

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2017	2016
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$9,021	$34,461
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(173)	$222
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,992	$26,215
Income taxes paid, net of refunds received	$446	$269

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016, from which the consolidated balance sheet amounts as of December 31, 2016 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.  During the six month period ended June 30, 2017, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. The FASB agreed to a one-year deferral of the original effective date of this guidance and, as a result, it will become effective for fiscal years and interim periods after December 15, 2017. Early adoption is permitted. We will adopt ASU 2014-09 as of January 1, 2018.

Revenues from equipment rentals accounted for 47.4% of our total revenues for the six months ended June 30, 2017. We believe the accounting for equipment rental revenues is outside the scope of ASU 2014-09. Upon adoption of ASU 2014-09, revenues from equipment rentals will be accounted for pursuant to current lease accounting guidance until our adoption of the new lease accounting standard as further discussed in the subsequent paragraph below. Revenues from new and used equipment sales, parts and services revenues and other revenues are subject to ASU 2014-09 upon adoption. We have reviewed the accounting for sales of new and used equipment, which accounted for 27.9% of our total revenues for the six months ended June 30, 2017, and do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements. Parts revenues, services revenues and other revenues comprised the remaining 24.7% of our total revenues for the six months ended June 30, 2017. The impact of ASU 2014-09 on these revenues is not currently estimable. Our review of this standard, including our evaluation of the available transition methods and the impact of the standard on our internal controls over financial reporting, is ongoing.

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

Our operating leases include the real estate where all but 11 of our 78 branch locations are located as of June 30, 2017. Additionally, the Company leases numerous types of non-rental equipment. We have begun accumulating the information related to these leases and expect that the quantification of the amount of the lease assets and lease liabilities that we will recognize on our consolidated balance sheet upon adoption of ASU 2016-02 will take significant time given the size of our lease portfolio. We are also concurrently evaluating our internal processes and controls over financial reporting with respect to the impact that the new lease standard will have on our lease administration activities. As mentioned in the ASU 2014-09 discussion above, our equipment rental business involves rental agreements with customers whereby we are the lessor in the transaction and therefore, we believe that such transactions are subject to the lessor accounting guidance of ASU 2016-02. Our evaluation of ASU 2016-02 is ongoing and the impact that this new guidance will have on our consolidated financial statements, as well as our internal controls over financial reporting, is not currently estimable.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard modifies the impairment model to utilize an expected loss methodology, referred to as the current expected credit loss (“CECL”) model, in place of the currently used incurred loss methodology, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. The scope of financial assets within the CECL methodology is broad and includes trade receivables from revenue transactions and certain off-balance sheet credit exposures (such as standby letters of credit). ASU 2016-13 will be effective for us as of January 1, 2020. We are currently reviewing the effect, if any, the adoption of ASU No. 2016-13 will have on our consolidated financial statements.

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

Recent Accounting Pronouncements Adopted in the First Quarter of 2017

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 provides guidance on simplifying the measurement of inventory. The previous standard measured inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updated this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. We adopted ASU 2015-11 on January 1, 2017 on a prospective basis. The adoption of ASU 2015-11 did not result in a material impact on our financial position, results of operations, or cash flows for the three and six month periods ended June 30, 2017.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changed how companies previously accounted for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of such awards in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies resulting from the vesting or exercise of stock-based compensation awards to be recognized in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. Accordingly, excess tax benefits of less than $0.1 million were recognized as a discrete item in our income tax expense in each of the three and six month periods ended March 31, 2017 and June 30, 2017, respectively. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares. This change did not have a material impact to the calculation of weighted average shares outstanding for the three and six month periods ended June 30, 2017.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2017 and December 31, 2016 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	June 30, 2017
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$25,824	$22,149
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,914	655,200
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,597	1,160
Letter of credit (Level 3)	—	155

	December 31, 2016
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$30,780	$26,780
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,711	663,075
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,704	1,164
Letter of credit (Level 3)	—	155

During the three and six month periods ended June 30, 2017 and 2016, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2017 (amounts in thousands, except share data):

	Common Stock		Additional		Retained	Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Earnings (Deficit)	Stockholders’ Equity
Balances at December 31, 2016	39,496,759	$394	$223,544	$(60,966)	$(20,207)	$142,765
Cumulative effect adjustment for previously unrecognized excess tax benefits pursuant to the adoption of ASU 2016-09 (see note (2))	—	—	—	—	881	881
Stock-based compensation	—	—	1,894	—	—	1,894
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(19,587)	(19,587)
Issuance of common stock	16,215	—	—	—	—	—
Net income	—	—	—	—	15,268	15,268
Balances at June 30, 2017	39,512,974	$394	$225,438	$(60,966)	$(23,645)	$141,221

(5) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”), as further updated by ASU 2016-09. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,960,574 shares as of June 30, 2017.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2016	400,801	$18.86
Granted	21,658	$25.86
Vested	(21,658)	$25.86
Forfeited	(5,443)	$18.95
Non-vested stock at June 30, 2017	395,358	$18.86

As of June 30, 2017, we had unrecognized compensation expense of approximately $3.4 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.9 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Compensation expense	$713	$626	$1,894	$1,667

Stock Options

At June 30 2017, there is no unrecognized compensation expense as all previously issued and outstanding stock option awards have expired.  The following table represents stock option activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2016	4,500	$19.27
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	(4,500)	$19.27
Outstanding options at June 30, 2017	—	—	—
Options exercisable at June 30, 2017	—	—	—

(6) Income per Share

Income per common share for the three and six months ended June 30, 2017 and 2016 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.8%  of total outstanding shares for each of the three and six month periods ended June 30, 2017 and 2016, respectively, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic net income per share:
Net income	$9,878	$7,503	$15,268	$13,077
Weighted average number of common shares outstanding	35,473	35,354	35,469	35,347
Net income per share of common stock – basic	$0.28	$0.21	$0.43	$0.37
Diluted net income per share:
Net income	$9,878	$7,503	$15,268	$13,077
Weighted average number of common shares outstanding	35,473	35,354	35,469	35,347
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested restricted stock	158	126	157	92
Weighted average number of common shares outstanding – diluted	35,631	35,480	35,626	35,439
Net income per share of common stock – diluted	$0.28	$0.21	$0.43	$0.37
Common shares excluded from the denominator as anti-dilutive:
Stock options	—	1	—	7
Non-vested restricted stock	—	—	—	4

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

As of June 30, 2017, we were in compliance with our financial covenants under the Credit Facility. At June 30, 2017, the Company could borrow up to an additional $429.9 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At June 30, 2017, the interest rate on the Credit Facility was based on a 4.0% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at June 30, 2017 was approximately 3.5%. At July 20, 2017, we had $424.4 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

(8) Senior Unsecured Notes

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2015	$627,306
Accretion of discount through December 31, 2016	1,055
Amortization of note premium through December 31, 2016	(887)
Amortization of deferred financing costs through December 31, 2016	237
Balance at December 31, 2016	$627,711
Accretion of discount through June 30, 2017	528
Amortization of note premium through June 30, 2017	(444)
Amortization of deferred financing costs through June 30, 2017	119
Balance at June 30, 2017	$627,914

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Revenues:
Equipment rentals	$118,370	$108,650	$225,687	$211,488
New equipment sales	45,669	49,893	79,943	107,072
Used equipment sales	24,106	23,769	52,969	51,343
Parts sales	27,969	26,654	53,300	54,623
Services revenues	15,944	16,945	31,024	33,246
Total segmented revenues	232,058	225,911	442,923	457,772
Non-segmented revenues	17,305	16,184	33,268	31,333
Total revenues	$249,363	$242,095	$476,191	$489,105
Segment Gross Profit:
Equipment rentals	$56,370	$50,954	$104,410	$97,532
New equipment sales	5,219	5,362	9,112	12,067
Used equipment sales	7,104	6,894	16,106	15,956
Parts sales	7,611	7,441	14,729	15,147
Services revenues	10,612	10,955	20,693	21,955
Total segmented gross profit	86,916	81,606	165,050	162,657
Non-segmented gross profit (loss)	424	102	(38)	195
Total gross profit	$87,340	$81,708	$165,012	$162,852

	Balances at
	June 30,	December 31,
	2017	2016
Segment identified assets:
Equipment sales	$77,231	$37,912
Equipment rentals	902,378	893,816
Parts and services	17,171	15,997
Total segment identified assets	996,780	947,725
Non-segment identified assets	295,281	293,886
Total assets	$1,292,061	$1,241,611

The Company operates primarily in the United States and our sales to international customers for the three month periods ended June 30, 2017 and 2016 were 0.1% and 0.3%, respectively, of total revenues.  Our sales to international customers for the six month periods ended June 30, 2017 and 2016 were 0.4% and 0.5%, respectively, of total revenues. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$6,995	$—	$—	$6,995
Receivables, net	113,323	28,152	—	141,475
Inventories, net	78,733	15,669	—	94,402
Prepaid expenses and other assets	9,203	221	—	9,424
Rental equipment, net	746,342	156,036	—	902,378
Property and equipment, net	93,476	11,156	—	104,632
Deferred financing costs, net	1,558	—	—	1,558
Investment in guarantor subsidiaries	231,555	—	(231,555)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,282,856	$240,760	$(231,555)	$1,292,061
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$164,852	$—	$—	$164,852
Accounts payable	73,912	7,141	—	81,053
Manufacturer flooring plans payable	24,233	1,591	—	25,824
Accrued expenses payable and other liabilities	61,801	(1,081)	—	60,720
Dividends payable	132	(43)	—	89
Senior unsecured notes	627,914	—	—	627,914
Capital leases payable	—	1,597	—	1,597
Deferred income taxes	186,922	—	—	186,922
Deferred compensation payable	1,869	—	—	1,869
Total liabilities	1,141,635	9,205	—	1,150,840
Stockholders’ equity	141,221	231,555	(231,555)	141,221
Total liabilities and stockholders’ equity	$1,282,856	$240,760	$(231,555)	$1,292,061

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$7,683	$—	$—	$7,683
Receivables, net	112,758	27,279	—	140,037
Inventories, net	49,509	4,400	—	53,909
Prepaid expenses and other assets	7,343	170	—	7,513
Rental equipment, net	743,759	150,057	—	893,816
Property and equipment, net	93,866	11,626	—	105,492
Deferred financing costs, net	1,964	—	—	1,964
Investment in guarantor subsidiaries	220,209	—	(220,209)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,238,762	$223,058	$(220,209)	$1,241,611
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$162,642	$—	$—	$162,642
Accounts payable	36,188	3,244	—	39,432
Manufacturer flooring plans payable	30,899	(119)	—	30,780
Accrued expenses payable and other liabilities	58,774	(1,941)	—	56,833
Dividends payable	106	(39)	—	67
Senior unsecured notes	627,711	—	—	627,711
Capital leases payable	—	1,704	—	1,704
Deferred income taxes	177,835	—	—	177,835
Deferred compensation payable	1,842	—	—	1,842
Total liabilities	1,095,997	2,849	—	1,098,846
Stockholders’ equity	142,765	220,209	(220,209)	142,765
Total liabilities and stockholders’ equity	$1,238,762	$223,058	$(220,209)	$1,241,611

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$96,709	$21,661	$—	$118,370
New equipment sales	38,819	6,850	—	45,669
Used equipment sales	19,333	4,773	—	24,106
Parts sales	23,970	3,999	—	27,969
Services revenues	13,395	2,549	—	15,944
Other	14,078	3,227	—	17,305
Total revenues	206,304	43,059	—	249,363
Cost of revenues:
Rental depreciation	34,542	7,296	—	41,838
Rental expense	16,740	3,422	—	20,162
New equipment sales	34,315	6,135	—	40,450
Used equipment sales	14,056	2,946	—	17,002
Parts sales	17,527	2,831	—	20,358
Services revenues	4,479	853	—	5,332
Other	13,752	3,129	—	16,881
Total cost of revenues	135,411	26,612	—	162,023
Gross profit:
Equipment rentals	45,427	10,943	—	56,370
New equipment sales	4,504	715	—	5,219
Used equipment sales	5,277	1,827	—	7,104
Parts sales	6,443	1,168	—	7,611
Services revenues	8,916	1,696	—	10,612
Other	326	98	—	424
Gross profit	70,893	16,447	—	87,340
Selling, general and administrative expenses	52,766	7,041	—	59,807
Equity in earnings of guarantor subsidiaries	3,769	—	(3,769)	—
Gain on sales of property and equipment, net	905	230	—	1,135
Income from operations	22,801	9,636	(3,769)	28,668
Other income (expense):
Interest expense	(7,407)	(5,966)	—	(13,373)
Other, net	274	99	—	373
Total other expense, net	(7,133)	(5,867)	—	(13,000)
Income before income taxes	15,668	3,769	(3,769)	15,668
Income tax expense	5,790	—	—	5,790
Net income	$9,878	$3,769	$(3,769)	$9,878

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$88,592	$20,058	$—	$108,650
New equipment sales	41,808	8,085	—	49,893
Used equipment sales	19,821	3,948	—	23,769
Parts sales	23,295	3,359	—	26,654
Services revenues	14,468	2,477	—	16,945
Other	13,121	3,063	—	16,184
Total revenues	201,105	40,990	—	242,095
Cost of revenues:
Rental depreciation	32,831	6,844	—	39,675
Rental expense	14,960	3,061	—	18,021
New equipment sales	37,273	7,258	—	44,531
Used equipment sales	14,161	2,714	—	16,875
Parts sales	16,833	2,380	—	19,213
Services revenues	5,182	808	—	5,990
Other	13,106	2,976	—	16,082
Total cost of revenues	134,346	26,041	—	160,387
Gross profit:
Equipment rentals	40,801	10,153	—	50,954
New equipment sales	4,535	827	—	5,362
Used equipment sales	5,660	1,234	—	6,894
Parts sales	6,462	979	—	7,441
Services revenues	9,286	1,669	—	10,955
Other	15	87	—	102
Gross profit	66,759	14,949	—	81,708
Selling, general and administrative expenses	46,989	10,060	—	57,049
Equity in earnings of guarantor subsidiaries	2,761	—	(2,761)	—
Gain on sales of property and equipment, net	636	76	—	712
Income from operations	23,167	4,965	(2,761)	25,371
Other income (expense):
Interest expense	(11,084)	(2,269)	—	(13,353)
Other, net	624	65	—	689
Total other expense, net	(10,460)	(2,204)	—	(12,664)
Income before income taxes	12,707	2,761	(2,761)	12,707
Income tax expense	5,204	—	—	5,204
Net income	$7,503	$2,761	$(2,761)	$7,503

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$184,992	$40,695	$—	$225,687
New equipment sales	68,494	11,449	—	79,943
Used equipment sales	42,474	10,495	—	52,969
Parts sales	45,701	7,599	—	53,300
Services revenues	26,090	4,934	—	31,024
Other	27,240	6,028	—	33,268
Total revenues	394,991	81,200	—	476,191
Cost of revenues:
Rental depreciation	68,290	14,451	—	82,741
Rental expense	31,976	6,560	—	38,536
New equipment sales	60,685	10,146	—	70,831
Used equipment sales	30,155	6,708	—	36,863
Parts sales	33,217	5,354	—	38,571
Services revenues	8,690	1,641	—	10,331
Other	27,040	6,266	—	33,306
Total cost of revenues	260,053	51,126	—	311,179
Gross profit (loss):
Equipment rentals	84,726	19,684	—	104,410
New equipment sales	7,809	1,303	—	9,112
Used equipment sales	12,319	3,787	—	16,106
Parts sales	12,484	2,245	—	14,729
Services revenues	17,400	3,293	—	20,693
Other	200	(238)	—	(38)
Gross profit	134,938	30,074	—	165,012
Selling, general and administrative expenses	103,001	14,124	—	117,125
Equity in earnings of guarantor subsidiaries	4,981	—	(4,981)	—
Gain on sales of property and equipment, net	1,629	477	—	2,106
Income from operations	38,547	16,427	(4,981)	49,993
Other income (expense):
Interest expense	(14,970)	(11,635)	—	(26,605)
Other, net	621	189	—	810
Total other expense, net	(14,349)	(11,446)	—	(25,795)
Income before income taxes	24,198	4,981	(4,981)	24,198
Income tax expense	8,930	—	—	8,930
Net income	$15,268	$4,981	$(4,981)	$15,268

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$174,617	$36,871	$—	$211,488
New equipment sales	87,340	19,732	—	107,072
Used equipment sales	42,737	8,606	—	51,343
Parts sales	47,516	7,107	—	54,623
Services revenues	28,447	4,799	—	33,246
Other	25,547	5,786	—	31,333
Total revenues	406,204	82,901	—	489,105
Cost of revenues:
Rental depreciation	65,944	13,228	—	79,172
Rental expense	29,008	5,776	—	34,784
New equipment sales	77,388	17,617	—	95,005
Used equipment sales	29,803	5,584	—	35,387
Parts sales	34,439	5,037	—	39,476
Services revenues	9,784	1,507	—	11,291
Other	25,353	5,785	—	31,138
Total cost of revenues	271,719	54,534	—	326,253
Gross profit:
Equipment rentals	79,665	17,867	—	97,532
New equipment sales	9,952	2,115	—	12,067
Used equipment sales	12,934	3,022	—	15,956
Parts sales	13,077	2,070	—	15,147
Services revenues	18,663	3,292	—	21,955
Other	194	1	—	195
Gross profit	134,485	28,367	—	162,852
Selling, general and administrative expenses	96,591	19,832	—	116,423
Equity in earnings of guarantor subsidiaries	4,496	—	(4,496)	—
Gain on sales of property and equipment, net	1,166	208	—	1,374
Income from operations	43,556	8,743	(4,496)	47,803
Other income (expense):
Interest expense	(22,386)	(4,374)	—	(26,760)
Other, net	992	127	—	1,119
Total other expense, net	(21,394)	(4,247)	—	(25,641)
Income before income taxes	22,162	4,496	(4,496)	22,162
Income tax expense	9,085	—	—	9,085
Net income	$13,077	$4,496	$(4,496)	$13,077

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$15,268	$4,981	$(4,981)	$15,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,535	1,580	—	12,115
Depreciation of rental equipment	68,290	14,451	—	82,741
Amortization of deferred financing costs	526	—	—	526
Accretion of note discount, net of premium amortization	84	—	—	84
Provision for losses on accounts receivable	1,484	374	—	1,858
Provision for inventory obsolescence	71	—	—	71
Change in deferred income taxes	9,968	—	—	9,968
Stock-based compensation expense	1,894	—	—	1,894
Gain from sales of property and equipment, net	(1,629)	(477)	—	(2,106)
Gain from sales of rental equipment, net	(11,595)	(3,754)	—	(15,349)
Equity in earnings of guarantor subsidiaries	(4,981)	—	4,981	—
Changes in operating assets and liabilities:
Receivables	(2,027)	(1,247)	—	(3,274)
Inventories	(36,815)	(12,770)	—	(49,585)
Prepaid expenses and other assets	(1,860)	(51)	—	(1,911)
Accounts payable	37,724	3,897	—	41,621
Manufacturer flooring plans payable	(6,666)	1,710	—	(4,956)
Accrued expenses payable and other liabilities	2,855	860	—	3,715
Deferred compensation payable	27	—	—	27
Net cash provided by operating activities	83,153	9,554	—	92,707
Cash flows from investing activities:
Purchases of property and equipment	(10,915)	(1,222)	—	(12,137)
Purchases of rental equipment	(87,518)	(25,428)	—	(112,946)
Proceeds from sales of property and equipment	2,548	589	—	3,137
Proceeds from sales of rental equipment	35,760	10,253	—	46,013
Investment in subsidiaries	(6,365)	—	6,365	—
Net cash used in investing activities.	(66,490)	(15,808)	6,365	(75,933)
Cash flows from financing activities:
Borrowings on senior secured credit facility	484,252	—	—	484,252
Payments on senior secured credit facility	(482,042)	—	—	(482,042)
Dividends paid	(19,561)	(4)	—	(19,565)
Payments on capital lease obligations	—	(107)	—	(107)
Capital contributions	—	6,365	(6,365)	—
Net cash provided by (used in) financing activities	(17,351)	6,254	(6,365)	(17,462)
Net increase (decrease) in cash	(688)	—	—	(688)
Cash, beginning of period	7,683	—	—	7,683
Cash, end of period	$6,995	$—	$—	$6,995

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$13,077	$4,496	$(4,496)	$13,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	11,952	1,512	—	13,464
Depreciation of rental equipment	65,944	13,228	—	79,172
Amortization of deferred financing costs	526	—	—	526
Accretion of note discount, net of premium amortization	83	—	—	83
Provision for losses on accounts receivable	1,979	29	—	2,008
Provision for inventory obsolescence	14	—	—	14
Change in deferred income taxes	9,182	—	—	9,182
Stock-based compensation expense	1,667	—	—	1,667
Gain from sales of property and equipment, net	(1,166)	(208)	—	(1,374)
Gain from sales of rental equipment, net	(12,481)	(2,986)	—	(15,467)
Equity in earnings of guarantor subsidiaries	(4,496)	—	4,496	—
Changes in operating assets and liabilities:
Receivables	10,639	(3,529)	—	7,110
Inventories	(38,755)	(13,712)	—	(52,467)
Prepaid expenses and other assets	547	(58)	—	489
Accounts payable	14,511	7,811	—	22,322
Manufacturer flooring plans payable	(16,466)	—	—	(16,466)
Accrued expenses payable and other liabilities	3,855	745	—	4,600
Deferred compensation payable	(363)	—	—	(363)
Net cash provided by operating activities	60,249	7,328	—	67,577
Cash flows from investing activities:
Purchases of property and equipment	(9,903)	(1,562)	—	(11,465)
Purchases of rental equipment	(44,643)	(24,501)	—	(69,144)
Proceeds from sales of property and equipment	1,417	266	—	1,683
Proceeds from sales of rental equipment	36,342	8,159	—	44,501
Investment in subsidiaries	(10,414)	—	10,414	—
Net cash used in investing activities.	(27,201)	(17,638)	10,414	(34,425)
Cash flows from financing activities:
Borrowings on senior secured credit facility	482,513	—	—	482,513
Payments on senior secured credit facility	(492,866)	—	—	(492,866)
Dividends paid	(19,501)	(4)	—	(19,505)
Payments on capital lease obligations	—	(100)	—	(100)
Capital contributions	—	10,414	(10,414)	—
Net cash provided by (used in) financing activities	(29,854)	10,310	(10,414)	(29,958)
Net increase in cash	3,194	—	—	3,194
Cash, beginning of period	7,159	—	—	7,159
Cash, end of period	$10,353	$—	$—	$10,353

(11) Subsequent Events

On July 14, 2017, the Company, the Company’s newly-formed, wholly-owned subsidiary Yellow Iron Merger Co. and Neff Corporation (“Neff”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which, and upon the terms and subject to the conditions of, the Company will acquire Neff. Under the terms of the Merger Agreement, at the effective time of the merger the Company will pay $21.07 in cash per share of Neff’s Class A common stock (subject to the adjustment described in the subsequent sentence) (the “Merger Consideration”), for a total enterprise value of approximately $1.2 billion, including $690 million of net debt (debt less cash and cash equivalents). The per share merger consideration payable to Neff stockholders is subject to certain downward adjustment, not to exceed $0.44 per share, in the event that the Company incurs certain increased financing costs due to the transaction not being consummated on or prior to January 14, 2018. In addition, each outstanding, unvested stock option and restricted stock unit in respect of Neff’s Class A common stock will be converted into the right to receive Company common stock on substantially similar terms, while each outstanding, vested stock option and restricted stock unit will be entitled to receive an amount in cash based upon the Merger Consideration.  In connection with entering into the Merger Agreement, the Company also entered into a support agreement with Neff’s largest stockholders, Wayzata Opportunities Fund II, L.P. and Wayzata Opportunities Fund Offshore II, L.P. (collectively, “Wayzata”), pursuant to which Wayzata delivered a written consent approving and adopting the Merger Agreement concurrently with the parties execution thereof, as well as exchange and termination agreements with each of Wayzata and the other holders of securities of Neff Holdings, LLC, Neff’s wholly-owned subsidiary, in order to collapse Neff’s holding company structure in advance of the consummation of the proposed merger.

The transaction is expected to close in the late third quarter or early fourth quarter of 2017, and is subject to customary closing conditions including Hart-Scott-Rodino Act clearance, as well as a “go-shop” period in favor of Neff Corporation, which period will expire at 11:59 p.m. on August 20, 2017.

The Company intends to fund the consideration to be paid pursuant to the terms of the Merger Agreement, as well as the fees, commissions and expenses related to the transactions contemplated thereby, through a combination of some or all of the following:

•	Availability under a new $1.25 billion senior secured asset-based revolving credit facility (the “ABL Facility”);
•

The issuance and sale of up to $575 million (which may be increased to up to $825 million, if the proposed equity offering described below is not consummated in full or at all) of senior unsecured notes of the Company in a private placement (the “Proposed Notes Offering”); and

•

The issuance and sale of up to $250 million of the Company’s common stock in a public offering or private placement (the “Proposed Equity Offering,” and collectively with the ABL Facility and the Proposed Notes Offering, the “Proposed Financing”).

The Company also intends to use a portion of the proceeds of the Proposed Financing to refinance certain existing indebtedness of the Company and Neff, including existing senior secured credit facilities. Subject to market conditions, the Company may seek to refinance its existing 7% senior unsecured notes due 2022 in the aggregate principal amount of $630 million. The Proposed Equity Offering and Proposed Notes Offering are each subject to market and other conditions, and the Proposed Financing is contingent on the satisfaction of certain customary conditions.

In connection with its entry into the Merger Agreement, on July 14, 2017, the Company entered into a Commitment Letter (the “Commitment Letter”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”), WF Investment Holdings, LLC (“WFIH”) and Wells Fargo Securities, LLC (collectively with Wells Fargo Bank and WFIH, “Wells Fargo”), pursuant to which Wells Fargo has committed to provide 100% of the ABL Facility and 100% of the principal amount of a senior unsecured bridge facility (the “Bridge Facility”) in an amount up to $825 million. The Commitment Letter contemplates that the Company will undertake the Proposed Notes Offering and the Proposed Equity Offering, and the commitment under the Bridge Facility will be reduced, on a dollar-for-dollar basis, by the amount of aggregate proceeds, if any, from the Proposed Notes Offering and Proposed Equity Offering. Funding of the financing under the Commitment Letter is contingent on the satisfaction or waiver of certain conditions set forth therein.

The ABL Facility is expected to contain a springing minimum fixed charge coverage ratio covenant and other customary negative and affirmative covenants and representations and warranties. The Bridge Facility is also expected to contain customary affirmative and negative covenants and representations and warranties. The respective obligations of Wells Fargo Bank and WFIH to provide the Credit Facilities are subject to customary conditions, including, without limitation, execution and delivery of definitive documentation consistent with the Commitment Letter and the documentation standards specified therein.

Under certain conditions Wells Fargo has the right to exercise a securities demand which requires the Company to accept an issuance, at then current market terms, of up to $825 million in unsecured debt securities in order to close the transaction.

Wells Fargo or its affiliates from time to time have provided in the past and may provide in the future investment banking, commercial lending and financial advisory services to the Company and its affiliates in the ordinary course of business, and has received, and may in the future receive, customary fees for such transactions and services.

For additional information on the Merger Agreement, please see the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 14, 2017.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2017, and its results of operations for the three and six month periods ended June 30, 2017, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of July 20, 2017, we operated 78 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the six month period ended June 30, 2017. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six month period ended June 30, 2017, approximately 47.4% of our total revenues were attributable to equipment rentals, 16.8% of our total revenues were attributable to new equipment sales, 11.1% were attributable to used equipment sales, 11.2% were attributable to parts sales, 6.5% were attributable to our services revenues and 7.0% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2017, our total cost of revenues was $311.2 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2017, our selling, general and administrative expenses were $117.1 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2017 was $902.4 million, or approximately 69.8% of our total assets. Our rental fleet as of June 30, 2017 consisted of 29,874 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.4 billion. As of June 30, 2017, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	20,476	68.5%	$877.6	64.1%	36.6
Cranes	310	1.0%	108.8	8.0%	49.7
Earthmoving	3,242	10.9%	282.3	20.6%	23.8
Industrial Lift Trucks	897	3.0%	29.8	2.2%	28.7
Other	4,949	16.6%	70.5	5.1%	29.0
Total	29,874	100.0%	$1,368.9	100.0%	33.8

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

The original acquisition cost of our gross rental fleet increased by approximately $35.3 million, or 2.6%, for the six month period ended June 30, 2017. The average age of our rental fleet equipment increased by approximately 0.8 months for the six month period ended June 30, 2017.

Our average rental rates for the six month period ended June 30, 2017 were approximately 0.1% lower than in the six month period ended June 30, 2016 (see further discussion on rental rates in “Results of Operations” below) and approximately 0.3% higher than in the three month period ended March 31, 2017. Average rental rates for the three month period ended June 30, 2017 were 0.3% higher than in the three month period ended June 30, 2016.

The rental equipment mix among our four core product lines for the six month period ended June 30, 2017 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

•

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of growth in our revenues in recent years. However, the decline in oil and natural gas prices that began in the second half of 2014, and uncertainty regarding future price levels, has caused, and may continue to cause, some of our customers in those markets to adjust their activity and spending levels during recent years and continuing into 2017.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 40 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six months ended June 30, 2017 and 2016. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2017	2016	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$118,370	$108,650	$9,720	8.9%
New equipment sales	45,669	49,893	(4,224)	(8.5)%
Used equipment sales	24,106	23,769	337	1.4%
Parts sales	27,969	26,654	1,315	4.9%
Services revenues	15,944	16,945	(1,001)	(5.9)%
Non-Segmented revenues	17,305	16,184	1,121	6.9%
Total revenues	$249,363	$242,095	$7,268	3.0%

Total Revenues. Our total revenues were $249.4 million for the three month period ended June 30, 2017 compared to $242.1 million for the three month period ended June 30, 2016, an increase of $7.3 million, or 3.0%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended June 30, 2017 increased $9.7 million to $118.4 million from $108.7 million in the three month period ended June 30, 2016. Rental revenues from aerial work platform equipment increased $7.6 million, while rental revenues from earthmoving equipment and other equipment increased $2.9 million and approximately $0.9 million, respectively. These rental revenues increases were partially offset by a $1.6 million decrease in crane rental revenues and a $0.1 million decrease in lift truck rental revenues. Our average rental rates for the three month period ended June 30, 2017 increased 0.3% compared to the same three month period last year and increased approximately 0.3% from the three month period ended March 31, 2017.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2017 was 34.9% compared to 33.9% in the three month period ended June 30, 2016, an increase of 1.0%. The increase in comparative rental equipment dollar utilization was the result of an increase in rental equipment time utilization combined with a 0.3% increase in average rental rates, largely reflective of increased rental equipment demand. Rental equipment time utilization as a percentage of original equipment cost was approximately 72.2% for the three month period ended June 30, 2017 compared to 70.1% in the three month period ended June 30, 2016, an increase of 2.1%. Our rental equipment time utilization based on the number of rental equipment units available for rent was 69.9% for the three month period ended June 30, 2017, compared to approximately 67.5% in the same period last year, an increase of 2.4%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2017 decreased $4.2 million, or 8.5%, to $45.7 million from $49.9 million for the three month period ended June 30, 2016. New earthmoving equipment sales decreased $8.5 million primarily as a result of certain manufacturer incentives in the comparable 2016 period, while lift truck new equipment sales and aerial work platform equipment new equipment sales decreased $0.9 million and approximately $0.7 million, respectively. These new equipment sales decreases were partially offset by a $3.8 million increase in new crane sales and a $2.1 million increase in new other equipment sales compared to the prior year period.

Used Equipment Sales Revenues. Our used equipment sales increased $0.3 million, or 1.4%, to $24.1 million for the three month period ended June 30, 2017, from $23.8 million for the same three month period in 2016. Sales of used aerial work platform equipment increased $0.5 million, while sales of used lift trucks and used other equipment increased $0.3 million and $0.1 million, respectively. Sales of used cranes decreased $0.6 million compared to the prior year period.

Parts Sales Revenues. Our parts sales for the three month period ended June 30, 2017 increased $1.3 million, or 4.9%, to approximately $28.0 million from $26.7 million for the same three month period last year. The increase in parts sales revenues was driven primarily by higher crane parts and earthmoving parts sales revenues.

Services Revenues. Our services revenues for the three month period ended June 30, 2017 decreased $1.0 million, or 5.9%, to $15.9 million from $16.9 million for the same three month period last year. The decrease in services revenues was due primarily to decreases in services revenues related to cranes and other equipment.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended June 30, 2017, our other revenues were approximately $17.3 million, an increase of $1.1 million, or 6.9%, from $16.2 million in the same three month period in 2016. The increase in these revenues was primarily driven by higher hauling revenues and damage waiver income.

Gross Profit.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2017	2016	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$56,370	$50,954	$5,416	10.6%
New equipment sales	5,219	5,362	(143)	(2.7)%
Used equipment sales	7,104	6,894	210	3.0%
Parts sales	7,611	7,441	170	2.3%
Services revenues	10,612	10,955	(343)	(3.1)%
Non-Segmented revenues gross profit	424	102	322	315.7%
Total gross profit	$87,340	$81,708	$5,632	6.9%

Total Gross Profit. Our total gross profit was $87.3 million for the three month period ended June 30, 2017 compared to $81.7 million for the same three month period in 2016, an increase of $5.6 million, or 6.9%. Total gross profit margin for the three month period ended June 30, 2016 was approximately 35.0%, an increase of approximately 1.2% from the 33.8% gross profit margin for the same three month period in 2016. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended June 30, 2017 increased $5.4 million, or 10.6%, to approximately $56.4 million from $51.0 million in the same three month period in 2016. The increase in equipment rentals gross profit was the net result of a $9.7 million increase in equipment rental revenues, partially offset by a $2.2 million increase in rental equipment depreciation expense and a $2.1 million increase in rental expenses. Gross profit margin on equipment rentals for the three month period ended June 30, 2017 was approximately 47.6% compared to 46.9% for the same period in 2016, an increase of 0.7%. Depreciation expense was 35.3% of equipment rental revenues for the three month period ended June 30, 2017 compared to 36.5% for the same period in 2016, a decrease of 1.2%, primarily as a result of rental fleet mix. As a percentage of equipment rental revenues, rental expenses were 17.0% for the three month period ended June 30, 2017 compared to 16.6% for the same period last year, an increase of 0.4%, resulting primarily from higher repair costs on rental equipment in the current year period.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2017 decreased approximately $0.2 million, or 2.7%, to $5.2 million compared to approximately $5.4 million for the same three month period in 2016 on a total new equipment sales decrease of $4.2 million. Gross profit margin on new equipment sales was 11.4% for the three month period ended June 30, 2017 compared to 10.7% for the same three month period in 2016, an increase of 0.7%, primarily driven by the mix of new equipment sold and higher margins on new crane sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2017 increased $0.2 million, or 3.0%, to $7.1 million from $6.9 million in the same period in 2016 on a used equipment sales increase of $0.3 million. Gross profit margin on used equipment sales for the three month period ended June 30, 2017 was 29.5%, up 0.5% from 29.0% for the same three month period in 2016, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 88.0% and 85.4% of our used equipment sales for the three month periods ended June 30, 2017 and 2016, respectively, were approximately 146.7%  and 148.0% of net book value for the three month periods ended June 30, 2017 and 2016, respectively.

Parts Sales Gross Profit. For the three month period ended June 30, 2017, our parts sales gross profit increased $0.2 million, or 2.3%, to $7.6 million from $7.4 million for the same three month period in 2016 on a $1.3 million increase in parts sales revenues. Gross profit margin for the three month period ended June 30, 2017 was 27.2%, a decrease of approximately 0.7% from 27.9% in the same three month period in 2016, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended June 30, 2017, our services revenues gross profit decreased approximately $0.3 million, or 3.1%, to approximately $10.6 million from $10.9 million for the same three month period in 2016 on a $1.0 million decrease in services revenues. Gross profit margin for the three month period ended June 30, 2017 was approximately 66.7%, an increase of 2.0% from 64.7% in the same three month period in 2016, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit increased $0.3 million, or 315.7%, to $0.4 million for the three month period ended June 30, 2017 compared to a gross profit of $0.1 million for the same period in 2016 on a $1.1 million increase in non-segmented other revenues. Gross margin for the three month period ended June 30, 2017 was 2.4% compared to a gross margin of 0.6% in the same three month period last year, an increase of 1.8%, primarily reflective of improved margins on hauling revenues in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $2.8 million, or approximately 4.8%, to $59.8 million for the three month period ended June 30, 2017 compared to $57.0 million for the three month period ended June 30, 2016. The net increase in SG&A expenses was attributable to several factors, principal among which was $2.2 million of merger and acquisition transaction costs related to our proposed merger with Neff Corporation (see note 11 to the condensed consolidated financial statements in the Quarterly Report on Form 10-Q for further information) incurred in the three month period ended June 30, 2017, recognized pursuant to Accounting Standards Codification 805, Business Combinations, which requires certain acquisition-related costs to be expensed when incurred. Net of these transaction costs, legal and other professional services decreased $0.5 million. Employee salaries, wages, payroll taxes and related employee benefit expenses increased approximately $1.5 million and other employee costs for employee education and travel increased $0.3 million. Facility expenses increased $0.3 million. Depreciation and amortization expense decreased $1.0 million, largely as a result of lower software amortization expense.  Of the $2.8 million increase in SG&A expenses, approximately $0.8 million was attributable to branches opened since April 1, 2016 with less than three full months of comparable operations in the second quarters of 2016 and 2017. As a percentage of total revenues, SG&A expenses were 24.0% for the three month period ended June 30, 2017, an increase of 0.4% from 23.6% for the same three month period in 2016, primarily as a result of the cost increases noted above.

Other Income (Expense). For the three month period ended June 30, 2017, our net other expenses increased approximately $0.3 million to $13.0 million compared to $12.7 million for the same three month period in 2016.  Interest expense was approximately $13.4 million for each of the three month periods ended June 30, 2017 and 2016. Miscellaneous other income was approximately $0.4 million in the three month period ended June 30, 2017 compared to $0.7 million in the same period last year, a decrease of $0.3 million.

Income Taxes. We recorded income tax expense of $5.8 million for the three month period ended June 30, 2017 compared to income tax expense of $5.2 million for the three month period ended June 30, 2016. Our effective income tax rate was approximately 37.0% for the three month period ended June 30, 2017 compared to 41.0% for the same three month period last year, a decrease of 4.0%.  The decrease in our effective tax rate is primarily due to an increase in favorable permanent differences and lower state income taxes. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2017 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2017	2016	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$225,687	$211,488	$14,199	6.7%
New equipment sales	79,943	107,072	(27,129)	(25.3)%
Used equipment sales	52,969	51,343	1,626	3.2%
Parts sales	53,300	54,623	(1,323)	(2.4)%
Services revenues	31,024	33,246	(2,222)	(6.7)%
Non-Segmented revenues	33,268	31,333	1,935	6.2%
Total revenues	$476,191	$489,105	$(12,914)	(2.6)%

Total Revenues. Our total revenues were $476.2 million for the six month period ended June 30, 2017 compared to approximately $489.1 million for the six month period ended June 30, 2016, a decrease of $12.9 million, or 2.6%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the six month period ended June 30, 2017 increased $14.2 million, or 6.7%, to $225.7 million from $211.5 million in the six month period ended June 30, 2016. Rental revenues from aerial work platform equipment increased $12.3 million and earthmoving equipment rental revenues increased $4.4 million. Other equipment rental revenues increased $0.3 million. Partially offsetting these rental revenue increases were a $2.7 million decrease in crane rental revenues and a $0.1 million decrease in lift truck rental revenues. Our average rental rates for the six month period ended June 30, 2017 decreased approximately 0.1% compared to the same six month period last year.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2017 was 33.7% compared to 33.1% in the six month period ended June 30, 2016, an increase of 0.6%. The increase in comparative rental equipment dollar utilization was the net result of an increase in rental equipment time utilization and a slight 0.1% decline in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 70.4% for the six month period ended June 30, 2016 compared to approximately 68.2% in the same six month period a year ago, an increase of 2.2%. The increase in equipment rental time utilization based on original equipment cost is largely reflective of increased demand for rental equipment combined with the prior year first quarter negative impact on earthmoving equipment rental activity from heavy rains and associated flooding in our Louisiana, Texas and Arkansas markets. Rental equipment time utilization based on the number of rental equipment units available for rent was 68.0% for the six month period ended June 30, 2017, compared to approximately 66.1% in the same period last year, an increase of 1.9%.

New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2017 decreased approximately $27.1 million, or 25.3%, to $79.9 million from $107.1 million for the six month period ended June 30, 2016, largely driven by a $16.1 million decrease in new earthmoving equipment sales and a $13.6 million decrease in new crane sales. The decrease in new earthmoving equipment sales is largely a result of higher earthmoving equipment sales in the prior year period resulting from certain manufacturer incentives. The decrease in new crane sales is due primarily to decreased demand for new cranes among the Company’s customers operating in the oil and gas-centric markets that the Company serves. Sales of new lift trucks decreased $0.7 million. Partially offsetting these new equipment sales decreases were a $3.0 million increase in sales of new other equipment and a $0.1 million increase in sales of new aerial work platform equipment.

Used Equipment Sales Revenues. Our used equipment sales increased approximately $1.6 million, or 3.2%, to $53.0 million for the six month period ended June 30, 2017 from approximately $51.3 million for the same six month period in 2016. Sales of used earthmoving equipment increased $3.2 million, while sales of used lift trucks and used cranes increased $0.6 million and $0.4 million, respectively. Partially offsetting these used equipment sales increases was a $2.6 million decrease in used aerial work platform equipment sales.

Parts Sales Revenues. Our parts sales decreased $1.3 million, or 2.4%, to $53.3 million for the six month period ended June 30, 2017 from $54.6 million for the same six month period in 2016.  The decrease in parts revenues was driven primarily by lower crane parts sales revenues.

Services Revenues. Our services revenues for the six month period ended June 30, 2017 decreased $2.2 million, or 6.7%, to $31.0 million from $33.2 million for the same six month period last year. The decrease in services revenues was due to lower crane services revenues and lower other equipment services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the six month period ended June 30, 2017, our other revenues were $33.3 million, an increase of approximately $1.9 million, or 6.2%, from $31.3 million in the same six month period in 2016. The increase was primarily due to an increase in hauling revenues and damage waiver income associated with our equipment rental activity.

Gross Profit.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2017	2016	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$104,410	$97,532	$6,878	7.1%
New equipment sales	9,112	12,067	(2,955)	(24.5)%
Used equipment sales	16,106	15,956	150	0.9%
Parts sales	14,729	15,147	(418)	(2.8)%
Services revenues	20,693	21,955	(1,262)	(5.7)%
Non-Segmented revenues gross profit (loss)	(38)	195	(233)	(119.5)%
Total gross profit	$165,012	$162,852	$2,160	1.3%

Total Gross Profit. Our total gross profit was approximately $165.0 million for the six month period ended June 30, 2017 compared to approximately $162.8 million for the same six month period in 2016, an increase of approximately $2.2 million, or 1.3%. Total gross profit margin for the six month period ended June 30, 2017 was 34.7%, an increase of 1.4% from the 33.3% gross profit margin for the same six month period in 2016. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six month period ended June 30, 2017 increased $6.9 million, or 7.1%, to $104.4 million from $97.5 million in the same six month period in 2016. The increase in equipment rentals gross profit was the net result of a $14.2 million increase in rental revenues for the six month period ended June 30, 2017 and a $3.8 million increase in rental expenses and a $3.6 million increase in rental equipment depreciation expense. The increase in rental expenses is primarily due to higher repair costs and increased property taxes resulting from a larger rental fleet size. The increase in rental equipment depreciation expense is largely due also to a larger rental fleet size. Gross profit margin on equipment rentals for the six month period ended June 30, 2017 was approximately 46.3% compared to 46.1% for the same period in 2016, an increase of 0.2%. Depreciation expense was 36.7% of equipment rental revenues for the six month period ended June 30, 2017 compared to 37.4% for the same period in 2016, a decrease of 0.7%.  As a percentage of equipment rental revenues, rental expenses were approximately 17.1% for the six month period ended June 30, 2017 compared to 16.4% for the same period last year, an increase of 0.7%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2017 decreased $3.0 million, or 24.5%, to $9.1 million compared to approximately $12.1 million for the same six month period in 2016 on a total new equipment sales decrease of $27.1 million. Gross profit margin on new equipment sales for the six month period ended June 30, 2017 was 11.4%, an increase of 0.1% from 11.3% in the same six month period in 2016.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2017 increased approximately $0.1 million, or 0.9%, to approximately $16.1 million from $16.0 million in the same period in 2016 on a used equipment sales increase of $1.6 million. Gross profit margin on used equipment sales for the six month period ended June 30, 2017 was 30.4%, down 0.7% from 31.1% for the same six month period in 2016, primarily as a result of the mix of used equipment sold and lower used aerial work platform equipment margins. Our used equipment sales from the rental fleet, which comprised approximately 86.9% and 86.7% of our used equipment sales for the six month periods ended June 30, 2017 and 2016, respectively, were approximately 150.1%  and 153.3% of net book value for the six month periods ended June 30, 2017 and 2016, respectively.

Parts Sales Gross Profit. For the six month period ended June 30, 2017, our parts sales revenue gross profit decreased $0.4 million, or 2.8%, to $14.7 million from $15.1 million during the same six month period in 2016 on a $1.3 million decrease in parts sales revenues. Gross profit margin for the six month period ended June 30, 2017 was 27.6%, a decrease of 0.1% from 27.7% in the same six month period in 2016.

Services Revenues Gross Profit. For the six month period ended June 30, 2017, our services revenues gross profit decreased $1.3 million, or 5.7%, to $20.7 million from $22.0 million for the same six month period in 2016 on a $2.2 million decrease in services revenues. Gross profit margin for the six month period ended June 30, 2017 was 66.7% for the six month period ended June 30, 2017 compared to 66.0% in the same six month period last year, an increase of 0.7% due to services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased approximately $0.2 million, or 119.5%, to a gross loss of $38,000 for the six month period ended June 30, 2017, compared to $0.2 million in gross profit for the same period in 2016, on a $1.9 million increase in non-segmented other revenues. Gross margin for the six month period ended June 30, 2017 was -0.1% compared to a gross margin of 0.6% in the same six month period last year, a decrease of 0.7%, primarily reflective of lower margins on hauling revenues and damage waiver income, compared to last year.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $0.7 million, or 0.6%, to $117.1 million for the six month period ended June 30, 2017 compared to $116.4 million for the six month period ended June 30, 2016. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit expenses increased approximately $0.7 million. Legal and other professional fees increased $1.9 million, inclusive of $2.2 million in transaction related costs associated with merger and acquisition activity in connection with our proposed merger with Neff Corporation (see note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information). Facility costs increased $0.6 million, comprised primarily of additional rent expense related to new branches opened since the second quarter of last year. Offsetting these increases in SG&A expenses were a $2.0 million decrease in depreciation and amortization expense due to lower software amortization costs. General liability insurance costs decreased $0.5 million.  Of the $0.7 million net increase in SG&A expenses, approximately $1.3 million was incrementally attributable to branches opened since January 1, 2016 with less than six full months of comparable operations in the first two quarters of 2016 and 2017. As a percentage of total revenues, SG&A expenses were 24.6% for the six month period ended June 30, 2017, an increase of 0.8% from 23.8% for the same six month period in 2016, primarily as a result of the cost increases as noted above.

Other Income (Expense). For the six month period ended June 30, 2017, our net other expenses increased $0.2 million to $25.8 million, compared to $25.6 million for the same six month period in 2016. Interest expense was approximately $26.6 million for the six month period ended June 30, 2017 compared to approximately $26.8 million for the six month period ended June 30, 2016, a decrease of $0.2 million. The decrease in interest expense is due to lower average amounts outstanding on manufacturer flooring plans payable. Miscellaneous other income was $0.8 million in the six month period ended June 30, 2017 compared to $1.1 million in the same period last year, a decrease of $0.3 million.

Income Taxes. We recorded income tax expense of $8.9 million for the six month period ended June 30, 2017 compared to income tax expense of $9.1 million for the six month period ended June 30, 2016. Our effective income tax rate was 36.9% for the six month period ended June 30, 2016 compared to 41.0% for the same six month period last year, a decrease of 4.1%. The decrease in our effective tax rate is primarily due to an increase in favorable permanent differences and lower state income taxes. Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at June 30, 2017 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the six month period ended June 30, 2017, the net cash provided by our operating activities was $92.7 million. Our reported net income of $15.3 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $107.1 million. These cash flows from operating activities were also positively impacted by a $41.6 million increase in accounts payable and a $3.7 million increase in accrued expenses payable and other liabilities. Partially offsetting these positive cash flows were a $49.6 million increase in inventories and a $5.0 million decrease in manufacturing flooring plans payable, while prepaid expenses and other assets increased $1.9 million and receivables increased approximately $3.3 million.

For the six month period ended June 30, 2016, the net cash provided by our operating activities was $67.6 million. Our reported net income of $13.1 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $102.4 million. These cash flows from operating activities were also positively impacted by a $22.3 million increase in accounts payable and a $7.1 million decrease in receivables. Additionally, accrued expenses payable and other liabilities increased $4.6 million and prepaid expenses and other assets decreased $0.5 million. Partially offsetting these positive cash flows were a $52.5 million increase in inventories and a $16.5 million decrease in manufacturing flooring plans payable, while deferred compensation payable decreased approximately $0.4 million.

Cash flow from investing activities. For the six month period ended June 30, 2017, the cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of $75.9 million. This was a result of purchases of rental and non-rental equipment totaling $125.1 million and proceeds from the sale of rental and non-rental equipment of approximately $49.2 million.

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

Cash flow from financing activities. For the six month period ended June 30, 2017, the cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of approximately $17.5 million. Dividends totaling approximately $19.6 million, or $0.55 per common share, were paid during the six month period ended June 30, 2017. Payments on capital lease obligations were $0.1 million. Net borrowings under the Credit Facility were $2.2 million.

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

As of June 30, 2017, we were in compliance with our financial covenants under the Credit Facility. At June 30, 2017, the Company could borrow up to an additional $429.9 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At June 30, 2017, the interest rate on the Credit Facility was based on either a 4.00% U.S. Prime Rate plus 100 basis points or LIBOR plus 200 basis points, as applicable with respect to the type of revolving loan. The weighted average interest rate at June 30, 2017 was approximately 3.5%. At July 20, 2017, we had $424.4 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions, such as our proposed merger with Neff Corporation, and seek to open new start-up locations. We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six month period ended June 30, 2017 were approximately $122.0 million, including $9.0 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six month period ended June 30, 2017 were $12.1 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of July 20, 2017, we had $424.4 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure investors that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the Credit Facility and the indenture governing the Senior Notes, as well as any future debt agreements, including the proposed financing for our proposed merger with Neff Corporation, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Recent Developments

On July 14, 2017, the Company, the Company’s newly-formed, wholly-owned subsidiary Yellow Iron Merger Co. and Neff Corporation (“Neff”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which, and upon the terms and subject to the conditions of, the Company will acquire Neff. Under the terms of the Merger Agreement, at the effective time of the merger the Company will pay $21.07 in cash per share of Neff’s Class A common stock (subject to the adjustment described in the subsequent sentence) (the “Merger Consideration”), for a total enterprise value of approximately $1.2 billion, including $690 million of net debt (debt less cash and cash equivalents). The per share merger consideration payable to Neff stockholders is subject to certain downward adjustment, not to exceed $0.44 per share, in the event that the Company incurs certain increased financing costs due to the transaction not being consummated on or prior to January 14, 2018. In addition, each outstanding, unvested stock option and restricted stock unit in respect of Neff’s Class A common stock will be converted into the right to receive Company common stock on substantially similar terms, while each outstanding, vested stock option and restricted stock unit will be entitled to receive an amount in cash based upon the Merger Consideration.  In connection with entering into the Merger Agreement, the Company also entered into a support agreement with Neff’s largest stockholders, Wayzata Opportunities Fund II, L.P. and Wayzata Opportunities Fund Offshore II, L.P. (collectively, “Wayzata”), pursuant to which Wayzata delivered a written consent approving and adopting the Merger Agreement concurrently with the parties execution thereof, as well as exchange and termination agreements with each of Wayzata and the other holders of securities of Neff Holdings, LLC, Neff’s wholly-owned subsidiary, in order to collapse Neff’s holding company structure in advance of the consummation of the proposed merger.

The transaction is expected to close in the late third quarter or early fourth quarter of 2017, and is subject to customary closing conditions including Hart-Scott-Rodino Act clearance, as well as a “go-shop” period in favor of Neff Corporation, which period will expire at 11:59 p.m. on August 20, 2017.

The Company intends to fund the consideration to be paid pursuant to the terms of the Merger Agreement, as well as the fees, commissions and expenses related to the transactions contemplated thereby, through a combination of some or all of the following:

•	Availability under a new $1.25 billion senior secured asset-based revolving credit facility (the “ABL Facility”);
•

The issuance and sale of up to $575 million (which may be increased to up to $825 million, if the proposed equity offering described below is not consummated in full or at all) of senior unsecured notes of the Company in a private placement (the “Proposed Notes Offering”); and

•

The issuance and sale of up to $250 million of the Company’s common stock in a public offering or private placement (the “Proposed Equity Offering,” and collectively with the ABL Facility and the Proposed Notes Offering, the “Proposed Financing”).

The Company also intends to use a portion of the proceeds of the Proposed Financing to refinance certain existing indebtedness of the Company and Neff, including existing senior secured credit facilities. Subject to market conditions, the Company may seek to refinance its existing 7% senior unsecured notes due 2022 in the aggregate principal amount of $630 million. The Proposed Equity Offering and Proposed Notes Offering are each subject to market and other conditions, and the Proposed Financing is contingent on the satisfaction of certain customary conditions.

In connection with its entry into the Merger Agreement, on July 14, 2017, the Company entered into a Commitment Letter (the “Commitment Letter”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”), WF Investment Holdings, LLC (“WFIH”) and Wells Fargo Securities, LLC (collectively with Wells Fargo Bank and WFIH, “Wells Fargo”), pursuant to which Wells Fargo has committed to provide 100% of the ABL Facility and 100% of the principal amount of a senior unsecured bridge facility (the “Bridge Facility”) in an amount up to $825 million. The Commitment Letter contemplates that the Company will undertake the Proposed Notes Offering and the Proposed Equity Offering, and the commitment under the Bridge Facility will be reduced, on a dollar-for-dollar basis, by the amount of aggregate proceeds, if any, from the Proposed Notes Offering and Proposed Equity Offering. Funding of the financing under the Commitment Letter is contingent on the satisfaction or waiver of certain conditions set forth therein.

For additional information on this transaction, please see note 11 in this Quarterly Report on Form 10-Q. For additional information on the Merger Agreement, please see our Current Report on Form 8-K, filed with the SEC on July 14, 2017.

Quarterly Dividend

On May 22, 2017, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on June 16, 2017, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans.  At June 30, 2017, we had total borrowings outstanding under the Credit Facility of approximately $164.9 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $1.7 million increase in interest expense on an annualized basis. At July 20, 2017, we had $424.4 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of June 30, 2017 on the fixed-rate Senior Notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2016, except as described below with respect to our pending acquisition of Neff Corporation (the “Neff Acquisition”).

The Neff Acquisition is subject to closing conditions, including certain conditions that may not be satisfied, and it may not be completed on a timely basis, or at all. Failure to complete the Neff Acquisition could have material and adverse effects on our business and financial condition.

On July 14, 2017, we entered into the Merger Agreement in connection with the Neff Acquisition. The completion of the Neff Acquisition is subject to a number of conditions, including the receipt of anti-trust clearance under the Hart-Scott-Rodino Act, which make both the completion and the timing of completion of the Neff Acquisition uncertain. Also, either we or Neff may terminate the Merger Agreement if the Neff Acquisition has not been completed by the termination date (subject to extension under certain circumstances), unless the failure of the Neff Acquisition to be completed has resulted from the failure of the party seeking to terminate the Merger Agreement to perform its obligations. The Merger Agreement may also be terminated by us if there is an event or circumstance having a material adverse effect on the business of Neff and its subsidiaries or, under circumstances by us or Neff in the event a competitive proposal is received by Neff that the Neff board determines to be superior. The Merger Agreement provides for a 37 day “go-shop” period, which expires on August 20, 2017, during which Neff is entitled to solicit other offers.

If the Neff Acquisition is not completed on a timely basis, or at all, our ongoing business and financial condition may be adversely affected. Additionally, in the event the Neff Acquisition is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the Neff Acquisition, including the following:

•	we will be required to pay our costs relating to the Neff Acquisition, such as legal, accounting and financial advisory fees, whether or not the Neff Acquisition is completed;
•	time and resources committed by our management to matters relating to the Neff Acquisition could otherwise have been devoted to pursuing other beneficial opportunities; and
•

the market price of our securities could decline to the extent that the current market price reflects a market assumption that the Neff Acquisition will be completed, or to the extent that the Neff Acquisition is fundamental to our business strategy.

The Neff Acquisition is subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on us, Neff or the combined company following the Neff Acquisition or, if not obtained, could prevent the completion of the Neff Acquisition.

Before the Neff Acquisition may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws and clearances or approvals must be obtained from various regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the Neff Acquisition on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. Despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulatory entities, under the terms of the Merger Agreement, we will have no obligation to (i) litigate or contest any administrative or judicial action or proceeding or any decree, judgment, injunction or other order, whether temporary, preliminary or permanent; and (ii) make proposals, execute or carry out agreements, enter into consent decrees or submit to orders providing for the sale, divestiture, license or other disposition or holding separate of any of our assets or the imposition of any limitation or regulation on our ability to freely conduct our business or own such assets. In addition we will not be required under the

Merger Agreement to agree to hold separate any of our company, the surviving corporation or any limitation or regulation on our ability to exercise full rights of ownership of the Company or the surviving corporation from the Neff Acquisition.

There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions to the consummation of the Neff Acquisition and that such conditions, terms, obligations or restrictions will not have the effect of delaying the completion of the Neff Acquisition, imposing additional material costs on or materially limiting the revenues of the combined company following the Neff Acquisition or otherwise reduce the anticipated benefits of the Neff Acquisition if the Neff Acquisition were consummated successfully within the expected timeframe. In addition, we cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Neff Acquisition. Additionally, the completion of the Neff Acquisition is conditioned on the absence of certain restraining orders or injunctions by judgment, court order or law that would prohibit the completion of the Neff Acquisition.

Uncertainty regarding the completion of the Neff Acquisition may cause Neff’s customers and clients to terminate or not otherwise renew their relationship with Neff and may cause potential Neff customers or clients to delay or defer decisions concerning Neff and may adversely affect Neff’s ability to attract and retain key employees.

The Neff Acquisition will happen only if stated conditions are met, including, among others, the receipt of anti-trust clearance under the Hart-Scott-Rodino Act. Many of the conditions are beyond our control. In addition, both we and Neff have rights to terminate the Merger Agreement under various circumstances. As a result, there may be uncertainty regarding the completion of the Neff Acquisition. This uncertainty, along with potential Neff customer and client uncertainty regarding how the Neff Acquisition could affect the services offered by Neff, may cause Neff’s customers and clients to terminate or not otherwise renew their relationship with Neff and may cause potential Neff customers or clients to delay or defer decisions concerning entering into a relationship with Neff, which could negatively impact revenues and earnings of Neff. Similarly, uncertainty regarding the completion of the Neff Acquisition may foster uncertainty among Neff employees about their future roles. This may adversely affect the ability of Neff to attract and retain key management sales, marketing, and other important personnel, which could have an adverse effect on Neff’s ability to generate revenues at anticipated levels prior or subsequent to the consummation of the Neff Acquisition.

We may not be able to successfully integrate Neff or to realize the anticipated benefits of the Neff Acquisition.

Assuming we are able to consummate the Neff Acquisition, will begin the process of integrating Neff. A successful integration of Neff with our business will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with the business of Neff without encountering difficulties, such as:

•	the loss of key employees;
•	the disruption of operations and business;
•	the retention of the existing clients and the retention or transition of Neff customers and vendors;
•	the integration of corporate cultures and maintenance of employee morale;
•	inability to maintain and increase competitive presence;
•	customer loss and revenue loss;
•	possible inconsistencies in standards, control procedures and policies;
•	unexpected problems with costs, operations, personnel, technology and credit;
•	problems with the assimilation of new operations, sites or personnel, which could divert resources from our regular operations; and/or
•	potential unknown liabilities associated with the Neff Acquisition.

Additionally, general market and economic conditions or governmental actions generally may inhibit our successful integration of Neff.

Further, we will acquire Neff with the expectation that this acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of this acquisition is subject to a number of uncertainties, including whether we integrate Neff in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we will or have made fair value estimates of certain assets and liabilities in recording the Neff Acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the Neff Acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Failure to successfully address these and other issues related to the Neff Acquisition could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Failure to complete the Neff Acquisition could cause our results to be adversely affected, our stock price to decline or have a material and adverse effect on our liquidity and capital resources.

If the Neff Acquisition is not completed for any reason, our stock price may decline because costs incurred related to the Neff Acquisition, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed. In addition, if the Neff Acquisition is not completed, whether because of our failure to receive required regulatory approvals in a timely fashion or because one of the parties has breached its obligations in a way that permits either us or Neff to terminate the Merger Agreement, or for any other reason, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

The incurrence of indebtedness to fund the Neff Acquisition may impact our financial position and subject us to additional financial and operating restrictions.

In connection with the Neff Acquisition, we expect to incur a substantial amount of additional indebtedness, which may result in substantially higher borrowing costs and a shorter maturity date than those from other anticipated financing alternatives. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Assuming the Neff Acquisition is consummated, the combined company may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

The incurrence of indebtedness in connection with the Neff Acquisition will subject us to additional financial and operating covenants, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement related to any notes we may issue, our revolving credit facility or otherwise, we could be in default under such agreements. Such a default could allow our creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

Our overall leverage and terms of our financing could, among other things:

•	make it more difficult to satisfy our obligations under the terms of our indebtedness;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our flexibility to plan for and adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flows to make interest and principal payments on our debt, thereby limiting the availability of our cash flows to fund future acquisitions, working capital, business activities, and other general corporate requirements; and

•

limit our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1

Agreement and Plan of Merger, dated as of July 14, 2017, by and among H&E Equipment Services Inc., Yellow Iron Merger Co. and Neff Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).*

10.1

Exchange and Termination Agreement, dated as of July 14, 2017, by and among H&E Equipment Services, Inc., Neff Corporation, Neff Holdings LLC, Wayzata Opportunities Fund II, L.P., and Wayzata Opportunities Fund Offshore II, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

10.2

Exchange and Termination Agreement, dated as of July 14, 2017, by and among H&E Equipment Services, Inc., Neff Corporation, Neff Holdings LLC, Mark Irion, as management representative, and the other parties thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

10.3

Commitment Letter, dated as of July 14, 2017, by and among the Company, Wells Fargo Bank, National Association, WF Investment Holdings, LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1

Support Agreement, dated as of July 14, 2017, by and among H&E Equipment Services, Inc., Wayzata Opportunities Fund II, L.P. and Wayzata Opportunities Fund Offshore II, L.P. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

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

*

The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: July 27, 2017	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: July 27, 2017	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of July 14, 2017, by and among H&E Equipment Services Inc., Yellow Iron Merger Co. and Neff Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).*

10.1

Exchange and Termination Agreement, dated as of July 14, 2017, by and among H&E Equipment Services, Inc., Neff Corporation, Neff Holdings LLC, Wayzata Opportunities Fund II, L.P., and Wayzata Opportunities Fund Offshore II, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

10.2

Exchange and Termination Agreement, dated as of July 14, 2017, by and among H&E Equipment Services, Inc., Neff Corporation, Neff Holdings LLC, Mark Irion, as management representative, and the other parties thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

10.3

Commitment Letter, dated as of July 14, 2017, by and among the Company, Wells Fargo Bank, National Association, WF Investment Holdings, LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1

Support Agreement, dated as of July 14, 2017, by and among H&E Equipment Services, Inc., Wayzata Opportunities Fund II, L.P. and Wayzata Opportunities Fund Offshore II, L.P. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

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

*

The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.