Form 10-Q
period 2017-09-30
H&E Equipment Services, Inc.
filed 2017-10-26
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 19, 2017, there were 35,647,928 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

September 30, 2017

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;
•	our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve;
•	the impact of conditions in the global credit and commodity markets and their effect on construction spending and the economy in general;
•	relationships with equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness;
•	risks associated with the expansion of our business and any potential acquisitions we may make, including any related capital expenditures;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	security breaches and other disruptions in our information technology systems;
•	adverse weather events or natural disasters;
•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash	$6,184	$7,683
Receivables, net of allowance for doubtful accounts of $3,541 and $3,769, respectively	152,823	140,037
Inventories, net of reserves for obsolescence of $946 and $900, respectively	83,067	53,909
Prepaid expenses and other assets	9,119	7,513
Rental equipment, net of accumulated depreciation of $485,735 and $437,522, respectively	917,075	893,816
Property and equipment, net of accumulated depreciation and amortization of $127,882 and $118,812, respectively	101,172	105,492
Deferred financing costs, net of accumulated amortization of $12,769 and $12,160, respectively	1,576	1,964
Goodwill	31,197	31,197
Total assets	$1,302,213	$1,241,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$77,197	$162,642
Accounts payable	81,554	39,432
Manufacturer flooring plans payable	23,286	30,780
Accrued expenses payable and other liabilities	53,885	56,833
Dividends payable	120	67
Senior unsecured notes, net of unaccreted discount of $10,180 and $952 and deferred financing costs of $1,598 and $1,339, respectively	738,222	627,711
Capital leases payable	1,542	1,704
Deferred income taxes	184,706	177,835
Deferred compensation payable	1,886	1,842
Total liabilities	1,162,398	1,098,846
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,626,433 and 39,496,759 shares issued at September 30, 2017 and December 31, 2016, respectively, and 35,650,211 and 35,554,491 shares outstanding at September 30, 2017 and December 31, 2016, respectively	395	394
Additional paid-in capital	226,158	223,544
Treasury stock at cost, 3,976,222 and 3,942,268 shares of common stock held at September 30, 2017 and December 31, 2016, respectively	(61,720)	(60,966)
Accumulated deficit	(25,018)	(20,207)
Total stockholders’ equity	139,815	142,765
Total liabilities and stockholders’ equity	$1,302,213	$1,241,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Equipment rentals	$125,616	$118,535	$351,303	$330,023
New equipment sales	48,940	44,764	128,883	151,836
Used equipment sales	22,250	20,630	75,219	71,973
Parts sales	27,763	27,335	81,063	81,958
Services revenues	16,097	16,076	47,121	49,322
Other	18,496	17,346	51,764	48,679
Total revenues	259,162	244,686	735,353	733,791
Cost of revenues:
Rental depreciation	43,255	41,528	125,996	120,700
Rental expense	19,988	18,378	58,524	53,162
New equipment sales	43,609	40,147	114,440	135,152
Used equipment sales	15,116	14,364	51,979	49,751
Parts sales	20,125	19,708	58,696	59,184
Services revenues	5,567	5,445	15,898	16,736
Other	17,476	16,991	50,782	48,129
Total cost of revenues	165,136	156,561	476,315	482,814
Gross profit	94,026	88,125	259,038	250,977
Selling, general and administrative expenses	55,203	55,962	172,328	172,385
Merger breakup fee proceeds, net of merger costs	6,506	—	6,506	—
Gain on sales of property and equipment, net	2,325	927	4,431	2,301
Income from operations	47,654	33,090	97,647	80,893
Other income (expense):
Interest expense	(15,060)	(13,469)	(41,665)	(40,229)
Loss on early extinguishment of debt	(25,363)	—	(25,363)	—
Other, net	346	386	1,156	1,505
Total other expense, net	(40,077)	(13,083)	(65,872)	(38,724)
Income before provision for income taxes	7,577	20,007	31,775	42,169
Provision (Benefit) for income taxes	(885)	8,342	8,045	17,427
Net income	$8,462	$11,665	$23,730	$24,742
Net income per common share:
Basic	$0.24	$0.33	$0.67	$0.70
Diluted	$0.24	$0.33	$0.67	$0.70
Weighted average common shares outstanding:
Basic	35,543	35,424	35,494	35,373
Diluted	35,715	35,504	35,656	35,461
Dividends declared per common share outstanding	$0.275	$0.275	$0.825	$0.825

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$23,730	$24,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,092	20,321
Depreciation of rental equipment	125,996	120,700
Amortization of deferred financing costs	785	789
Accretion of note discount, net of premium amortization	239	124
Provision for losses on accounts receivable	3,048	2,723
Provision for inventory obsolescence	151	82
Change in deferred income taxes	7,752	17,193
Stock-based compensation expense	2,614	2,308
Loss on early extinguishment of debt	25,363	—
Gain from sales of property and equipment, net	(4,431)	(2,301)
Gain from sales of rental equipment, net	(22,196)	(21,450)
Changes in operating assets and liabilities:
Receivables	(15,811)	5,772
Inventories	(38,930)	(15,220)
Prepaid expenses and other assets	(1,606)	1,160
Accounts payable	42,122	(18,549)
Manufacturer flooring plans payable	(7,494)	(24,207)
Accrued expenses payable and other liabilities	(3,075)	(4,436)
Deferred compensation payable	44	(348)
Net cash provided by operating activities	156,393	109,403
Cash flows from investing activities:
Purchases of property and equipment	(16,002)	(16,753)
Purchases of rental equipment	(183,754)	(152,644)
Proceeds from sales of property and equipment	6,765	2,689
Proceeds from sales of rental equipment	66,316	62,259
Net cash used in investing activities	(126,675)	(104,449)
Cash flows from financing activities:
Purchases of treasury stock	(753)	(546)
Borrowings on senior secured credit facility	732,840	767,550
Payments on senior secured credit facility	(818,285)	(742,645)
Dividends paid	(29,369)	(29,287)
Principal payments on senior unsecured notes due 2022	(630,000)	—
Costs paid to tender and redeem senior unsecured notes due 2022	(23,336)	—
Proceeds from issuance of senior unsecured notes due 2025	750,000	—
Payments of deferred financing costs	(12,152)
Payments of capital lease obligations	(162)	(151)
Net cash used in financing activities	(31,217)	(5,079)
Net decrease in cash	(1,499)	(125)
Cash, beginning of period	7,683	7,159
Cash, end of period	$6,184	$7,034

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$9,621	$37,958
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(127)	$(387)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$50,931	$50,180
Income taxes paid, net of refunds received	$453	$271

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016, from which the consolidated balance sheet amounts as of December 31, 2016 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.  During the nine month period ended September 30, 2017, there were no significant changes to those accounting policies.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and other legacy industry-specific revenue recognition guidance. In August 2015, the FASB deferred the effective date of this new standard by one year. The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606.

Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Topic 606 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 permits the use of either a retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying Topic 606 at the date of adoption. Topic 606 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt Topic 606 as of January 1, 2018 using a full retrospective application to each prior period presented. Below is our evaluation of the impact from the adoption of Topic 606.

Revenues from equipment rentals accounted for 47.8% of our total revenues for the nine months ended September 30, 2017. Based on our analysis of Topic 606, we have determined that the accounting for equipment rental revenues is outside the scope of Topic 606. Therefore, upon our adoption of the new revenue recognition guidance on January 1, 2018, we will recognize our revenues pursuant to two different accounting standards. Revenues from equipment rentals will continue to be accounted for pursuant to current lease accounting guidance until our adoption of the new lease accounting standard in 2019 (as further discussed below in the Topic 842 pending lease accounting guidance), while revenues from new and used equipment sales, parts and services revenues and other revenues will be subject to Topic 606 upon adoption and are further described below.

Sales of new and used equipment accounted for 27.8% of our total revenues for the nine months ended September 30, 2017. Parts and services revenues comprised 17.4% of our total revenues for the nine months ended September 30, 2017. The primary impact to these revenue streams from the adoption of Topic 606 will relate to the accounting treatment of shipping and handling revenues, which we currently include in other revenues in our consolidated statements of income. Other revenues comprised approximately 7.0% of our total revenues for the nine months ended September 30, 2017. Our other revenues consist primarily of equipment support activities related to our equipment rental and distribution segments, such as hauling charges, parts freight, fuel charges, environmental fees and damage waiver charges. Pursuant to Topic 606, shipping and handling activities that are performed before the customer obtains control of the good are not a separate promised service to the customer. Rather, shipping and handling activities fulfill an entity’s promise to transfer the good. While the timing of our revenue recognition related to our shipping and handling activities, such as hauling revenues related to new and used equipment sales, maintenance and repair services, as well as parts freight, will not change upon adoption of the new guidance, we believe that Topic 606 requires our revenues related to shipping and handling activities to be treated as fulfillment activities as the customer typically obtains control of the good after the shipping and handling activities are performed. As such, shipping and handling revenues will be included and presented within their respective new equipment sales, used equipment sales, parts revenues, and services revenues consolidated statement of income line items rather than in the non-segmented other revenues line item. Related shipping and handling costs included in the non-segmented other costs of revenues line item in our consolidated statements of income should likewise be conformed and presented within their respective segment costs of revenues line items.

While this change will only impact how our shipping and handling activities are presented within our revenues (and costs of revenues) line items within the consolidated statements of income and does not impact total revenues or total costs of revenues, this change will have a slight impact to the calculated gross profit (and gross margin) for new equipment sales, used equipment sales, parts revenues, service revenues and other revenues in comparison to how we have historically calculated those measures. Shipping and handling type revenues related to our new and used equipment sales, parts revenues and service revenues were approximately $6.1 million for the nine month period ended September 30, 2017, or approximately 0.8% of total revenues.

We are in the process of implementing the above changes to our financial reporting processes and related internal controls over financial reporting. We do not expect these changes to result in a material impact to those reporting processes or internal controls.

With respect to shipping and handling activities related to our equipment rental operations, we have determined that such hauling activities are a separate performance obligation as control passes to the customer when the rental equipment leaves our facility. While Topic 606 provides a practical expedient that allows entities to make an accounting policy election to treat the separate performance obligation as a fulfillment activity, we will continue to account for our rental equipment hauling activities as a separate performance obligation, resulting in no change to our historical presentation of hauling activities in other revenues (and other costs of revenues) in our consolidated statements of income.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  At inception, lessees must classify leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification. Also, certain qualitative and quantitative disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We will adopt ASU 2016-02 as of January 1, 2019. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.

Our operating leases include the real estate where all but 11 of our 79 branch locations are located as of September 30, 2017. Additionally, the Company leases numerous types of non-rental equipment. Given the size of our lease portfolio, we expect that the new standard will have a material effect on our consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities for our existing operating leases. We have begun accumulating the information related to these leases but have not completed our comprehensive analysis of those leases and are unable to quantify the impact to our consolidated financial statements at this time. We are also concurrently evaluating our internal processes and controls over financial reporting with respect to the impact that the new lease standard will have on our lease administration activities.

As mentioned in the Topic 606 discussion above, our equipment rental business involves rental agreements with customers whereby we are the lessor in the transaction and therefore, we believe that such transactions are subject to the lessor accounting guidance of Topic 842. While our evaluation of ASU 2016-02 is ongoing with respect to our equipment rental activities, we have tentatively concluded that no significant changes are expected to the accounting for our rental equipment revenues, as substantially all of our rental agreements with customers will continue to be treated as operating leases under the new standard. Accordingly, we do not expect material changes to our related rental agreement accounting processes or internal controls.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. The scope of financial assets within the CECL methodology is broad and includes trade receivables from revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 will be effective for us as of January 1, 2020. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our trade accounts receivables. While we believe that our current methodology for estimating the allowance for doubtful accounts on our trade accounts receivables is reasonable, we have not concluded whether the application of the CECL model, when compared to our current methodology, will have a material impact to our allowance for doubtful accounts.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted.  Based upon our review of ASU 2017-04, we do not expect the guidance to have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Adopted in the First Quarter of 2017

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 provides guidance on simplifying the measurement of inventory. The previous standard measured inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updated this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. We adopted ASU 2015-11 on January 1, 2017 on a prospective basis. The adoption of ASU 2015-11 did not result in a material impact on our financial position, results of operations, or cash flows for the three and nine month periods ended September 30, 2017.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changed how companies previously accounted for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of such awards in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies resulting from the vesting or exercise of stock-based compensation awards to be recognized in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. Accordingly, excess tax benefits of approximately $0.1 million were recognized as a discrete item in our income tax expense in the three and nine month periods ended September 30, 2017. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares. This change did not have a material impact to the calculation of weighted average shares outstanding for the three and nine month periods ended September 30, 2017.

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

(3) Acquisitions

On July 14, 2017, we and Neff Corporation (“Neff”) announced that we had entered into a definitive merger agreement under which we would acquire Neff by way of merger. The merger agreement was subject to customary closing conditions, and also included a “go-shop” period expiring on August 20, 2017, during which Neff could solicit alternative proposals to acquire Neff. On August 13, 2017, Neff notified us that it had determined that an acquisition proposal Neff had received constituted a “Superior Proposal” (as defined in the merger agreement) to acquire Neff and that Neff intended to terminate the merger agreement with us to enter into an agreement for such acquisition proposal, subject to our right to match the proposal under the merger agreement. On

August 16, 2017, we announced that we had notified Neff that we did not intend to submit a revised proposal for the acquisition of Neff, , and on August 17, 2017, Neff terminated the merger agreement with us and immediately entered into a definitive agreement with United Rentals, Inc. (“United Rentals”) under which United Rentals would acquire Neff.

Pursuant to the terms of the merger agreement between us and Neff, Neff paid a termination fee to us of approximately $13.2 million concurrently with Neff’s termination of the merger agreement. We received the $13.2 million termination fee on August 16, 2017. Total estimated transaction costs related to the proposed merger with Neff, including related financing costs, were approximately $6.7 million, resulting in $6.5 million of net proceeds from the Neff transaction. The net breakup fee proceeds of $6.5 million are presented in our statements of income for the three and nine months ended September 30, 2017 in the line item, “Merger breakup fee proceeds, net of merger costs”. Included in the $6.7 million estimated transaction costs above are merger costs of $2.2 million that were incurred and previously reflected in our selling, general & administrative expenses for the six month period ended June 30, 2017, and were reclassified to the merger breakup fee proceeds, net of merger costs line item in the three month period ended September 30, 2017.

(4) Fair Value of Financial Instruments

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2017 and December 31, 2016 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	September 30, 2017
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$23,286	$19,972
Senior unsecured notes with interest computed at 5.625% (Level 3)	738,222	498,063
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,542	1,108
Letter of credit (Level 3)	—	155

	December 31, 2016
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$30,780	$26,780
Senior unsecured notes with interest computed at 7.0% (Level 1)	627,711	663,075
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,704	1,164
Letter of credit (Level 3)	—	155

During the three and nine month periods ended September 30, 2017 and 2016, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2017 (amounts in thousands, except share data):

	Common Stock		Additional		Retained Earnings	Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	(Accumulated Deficit)	Stockholders’ Equity
Balances at December 31, 2016	39,496,759	$394	$223,544	$(60,966)	$(20,207)	$142,765
Cumulative effect adjustment for previously unrecognized excess tax benefits pursuant to the adoption of ASU 2016-09 (see note (2))	—	—	—	—	881	881
Stock-based compensation	—	—	2,614	—	—	2,614
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(29,422)	(29,422)
Issuance of common stock	129,674	1	—	—	—	1
Repurchases of 33,954 shares of restricted common stock	—	—	—	(754)	—	(754)
Net income	—	—	—	—	23,730	23,730
Balances at September 30, 2017	39,626,433	395	226,158	(61,720)	(25,018)	139,815

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”), as further updated by ASU 2016-09. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,843,924 shares as of September 30, 2017.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2016	400,801	$18.86
Granted	190,134	$22.94
Vested	(128,825)	$21.89
Forfeited	(10,504)	$19.21
Non-vested stock at September 30, 2017	451,606	$19.71

As of September 30, 2017, we had unrecognized compensation expense of approximately $5.8 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.2 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation expense	$720	$641	$2,614	$2,308

Stock Options

At September 30 2017, there is no unrecognized compensation expense as all previously issued and outstanding stock option awards have expired.  The following table represents stock option activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at December 31, 2016	4,500	$19.27
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	(4,500)	$19.27
Outstanding options at September 30, 2017	—	—	—
Options exercisable at September 30, 2017	—	—	—

(7) Income per Share

Income per common share for the three and nine months ended September 30, 2017 and 2016 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.8%  of total outstanding shares for each of the three and nine month periods ended September 30, 2017 and 2016, respectively, and, consequently, was immaterial to the basic and diluted EPS calculations for the periods presented. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic net income per share:
Net income	$8,462	$11,665	$23,730	$24,742
Weighted average number of common shares outstanding	35,543	35,424	35,494	35,373
Net income per share of common stock – basic	$0.24	$0.33	$0.67	$0.70
Diluted net income per share:
Net income	$8,462	$11,665	$23,730	$24,742
Weighted average number of common shares outstanding	35,543	35,424	35,494	35,373
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—	—
Effect of dilutive non-vested restricted stock	172	80	162	88
Weighted average number of common shares outstanding – diluted	35,715	35,504	35,656	35,461
Net income per share of common stock – diluted	$0.24	$0.33	$0.67	$0.70
Common shares excluded from the denominator as anti-dilutive:
Stock options	—	—	—	5
Non-vested restricted stock	—	1	—	2

(8) Income Taxes

We recorded income tax expense of $8.0 million for the nine month period ended September 30, 2017 compared to income tax expense of $17.4 million for the nine month period ended September 30, 2016. Our effective income tax rate was 25.3% for the nine month period ended September 30, 2016 compared to 41.3% for the same nine month period last year, a decrease of 16.0%.  The decrease in effective tax rate is primarily due to a net $5.3 million discrete tax benefit resulting from a reversal of an unrecognized tax benefit due to expiration of statute of limitations in the third quarter ended September 30, 2017. The gross amount of unrecognized tax benefits as of September 30, 2017 is $0.9 million. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2017 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations; however, for the quarter ended September 30, 2017, we increased our valuation allowance by $0.4 million for certain state net operating losses that may not be utilized.

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

As of September 30, 2017, we were in compliance with our financial covenants under the Credit Facility. At September 30, 2017, the Company could borrow up to an additional $517.6 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At September 30, 2017, the interest rate on the Credit Facility was based on a 4.25% U.S. Prime Rate plus 100 basis points and LIBOR plus 200 basis points. The weighted average interest rate at September 30, 2017 was approximately 3.9%. At October 19, 2017, we had $526.6 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

(10) Senior Unsecured Notes

On August 24, 2017, we completed an offering of $750 million aggregate principal amount of 5.625% senior notes due 2025 (the “New Notes”) and the settlement of a cash tender offer (the “Tender Offer”) with respect to our previously outstanding 7% senior notes due 2022 (the “Old Notes”). The New Notes and related guarantees were offered in a private placement solely to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or outside the

United States to persons other than “U.S. persons” in compliance with Regulation S under the Securities Act. The New Notes and related guarantees have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements thereunder.

Net proceeds, after deducting $10.3 million of estimated offering expenses, from the sale of the New Notes totaled approximately $739.7 million. We used a portion of the net proceeds from the sale of the New Notes to repurchase $329.7 million of its $630 million aggregate principal amount of the Old Notes in early settlement of the Tender Offer, which we launched on August 17, 2017. Holders who tendered their Old Notes prior to the early tender deadline received $1,038.90 per $1,000 principal amount of Old Notes tendered, plus accrued and unpaid interest up to, but not including, the payment date of August 24, 2017. Effective as of August 24, 2017, we (i) provided notice of the redemption of all remaining Old Notes that were not validly tendered in the Tender Offer at the expiration time and (ii) satisfied and discharged the indenture governing the Old Notes in accordance with its terms. On September 25, 2017, we redeemed the remaining $300.3 million principal amount outstanding of the Old Notes at a redemption price equal to 103.50% of the principal amount thereof, plus accrued and unpaid interest up to, but not including, the date of redemption.

In connection with the above transactions, we recorded a one-time loss on the early extinguishment of debt of approximately $25.4 million, or approximately $18.9 million after-tax, reflecting payment of $12.8 million of tender premiums and $10.5 million of premiums in accordance with the indenture governing the Old Notes to redeem the Old Notes that remained outstanding following completion of the Tender Offer, combined with the write-off of approximately $2.0 million of unamortized note discount related to the Old Notes. Additional transaction costs incurred in connection with the offering of the New Notes totaled approximately $1.6 million.

The New Notes were issued at par and require semiannual interest payments on March 1st and September 1st of each year, commencing on March 1, 2018. No principal payments are due until maturity (September 1, 2025).

The New Notes are redeemable, in whole or in part, at any time on or after September 1, 2020 at specified redemption prices plus accrued and unpaid interest to the date of redemption. We may redeem up to 40% of the aggregate principal amount of the New Notes before September 1, 2020 with the net cash proceeds from certain equity offerings. We may also redeem the New Notes prior to September 1, 2020 at a specified “make-whole” redemption price plus accrued and unpaid interest to the date of redemption.

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of September 30, 2017, we were in compliance with these covenants.

Pursuant to a registration rights agreement entered into between the Company, the guarantors of the New Notes and the initial purchasers of the New Notes, we agreed to make an offer to exchange (the “Exchange Offer”) the New Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New Notes (except that the exchange notes will not contain any transfer restrictions) within a certain period of time following the completion of the offering.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2015	$627,306
Accretion of discount through December 31, 2016	1,055
Amortization of note premium through December 31, 2016	(887)
Amortization of deferred financing costs through December 31, 2016	237
Balance at December 31, 2016	$627,711
Accretion of discount on Old Notes	683
Amortization of note premium on Old Notes	(574)
Amortization of deferred financing costs on Old Notes	153
Aggregate principal amount paid on Old Notes	(630,000)
Writeoff of unaccreted discount on Old Notes	5,294
Writeoff of unamoritized note premium on Old Notes	(4,452)
Writeoff of deferred financing costs on Old Notes	1,185
Aggregate principal amount issued on New Notes	750,000
Note discount and deferred transaction costs on New Notes	(11,931)
Accretion of note discount on New Notes	132
Amortization of deferred financing costs on New Notes	21
Balance at September 30, 2017	$738,222

(11) Segment Information

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Revenues:
Equipment rentals	$125,616	$118,535	$351,303	$330,023
New equipment sales	48,940	44,764	128,883	151,836
Used equipment sales	22,250	20,630	75,219	71,973
Parts sales	27,763	27,335	81,063	81,958
Services revenues	16,097	16,076	47,121	49,322
Total segmented revenues	240,666	227,340	683,589	685,112
Non-segmented revenues	18,496	17,346	51,764	48,679
Total revenues	$259,162	$244,686	$735,353	$733,791
Segment Gross Profit:
Equipment rentals	$62,373	$58,629	$166,783	$156,161
New equipment sales	5,331	4,617	14,443	16,684
Used equipment sales	7,134	6,266	23,240	22,222
Parts sales	7,638	7,627	22,367	22,774
Services revenues	10,530	10,631	31,223	32,586
Total segmented gross profit	93,006	87,770	258,056	250,427
Non-segmented gross profit	1,020	355	982	550
Total gross profit	$94,026	$88,125	$259,038	$250,977

	Balances at
	September 30,	December 31,
	2017	2016
Segment identified assets:
Equipment sales	$65,532	$37,912
Equipment rentals	917,075	893,816
Parts and services	17,535	15,997
Total segment identified assets	1,000,142	947,725
Non-segment identified assets	302,071	293,886
Total assets	$1,302,213	$1,241,611

The Company operates primarily in the United States and our sales to international customers for the three month periods ended September 30, 2017 and 2016 were 0.1% and 0.3%, respectively, of total revenues.  Our sales to international customers for the nine month periods ended September 30, 2017 and 2016 were 0.3% and 0.4%, respectively, of total revenues. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

(12) Condensed Consolidating Financial Information of Guarantor Subsidiaries

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

The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp. and Yellow Iron Merger Co. are not included within the consolidating financial statements because H&E Finance Corp. and Yellow Iron Merger Co. has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$6,184	$—	$—	$6,184
Receivables, net	124,955	27,868	—	152,823
Inventories, net	73,599	9,468	—	83,067
Prepaid expenses and other assets	8,935	184	—	9,119
Rental equipment, net	766,830	150,245	—	917,075
Property and equipment, net	91,867	9,305	—	101,172
Deferred financing costs, net	1,576	—	—	1,576
Investment in guarantor subsidiaries	220,125	—	(220,125)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,295,742	$226,596	$(220,125)	$1,302,213
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$77,197	$—	$—	$77,197
Accounts payable	77,858	3,696	—	81,554
Manufacturer flooring plans payable	21,703	1,583	—	23,286
Accrued expenses payable and other liabilities	54,190	(305)	—	53,885
Dividends payable	165	(45)	—	120
Senior unsecured notes	738,222	—	—	738,222
Capital leases payable	—	1,542	—	1,542
Deferred income taxes	184,706	—	—	184,706
Deferred compensation payable	1,886	—	—	1,886
Total liabilities	1,155,927	6,471	—	1,162,398
Stockholders’ equity	139,815	220,125	(220,125)	139,815
Total liabilities and stockholders’ equity	$1,295,742	$226,596	$(220,125)	$1,302,213

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$7,683	$—	$—	$7,683
Receivables, net	112,758	27,279	—	140,037
Inventories, net	49,509	4,400	—	53,909
Prepaid expenses and other assets	7,343	170	—	7,513
Rental equipment, net	743,759	150,057	—	893,816
Property and equipment, net	93,866	11,626	—	105,492
Deferred financing costs, net	1,964	—	—	1,964
Investment in guarantor subsidiaries	220,209	—	(220,209)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,238,762	$223,058	$(220,209)	$1,241,611
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$162,642	$—	$—	$162,642
Accounts payable	36,188	3,244	—	39,432
Manufacturer flooring plans payable	30,899	(119)	—	30,780
Accrued expenses payable and other liabilities	58,774	(1,941)	—	56,833
Dividends payable	106	(39)	—	67
Senior unsecured notes	627,711	—	—	627,711
Capital leases payable	—	1,704	—	1,704
Deferred income taxes	177,835	—	—	177,835
Deferred compensation payable	1,842	—	—	1,842
Total liabilities	1,095,997	2,849	—	1,098,846
Stockholders’ equity	142,765	220,209	(220,209)	142,765
Total liabilities and stockholders’ equity	$1,238,762	$223,058	$(220,209)	$1,241,611

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$103,618	$21,998	$—	$125,616
New equipment sales	38,132	10,808	—	48,940
Used equipment sales	17,818	4,432	—	22,250
Parts sales	23,869	3,894	—	27,763
Services revenues	13,559	2,538	—	16,097
Other	15,112	3,384	—	18,496
Total revenues	212,108	47,054	—	259,162
Cost of revenues:
Rental depreciation	35,886	7,369	—	43,255
Rental expense	16,630	3,358	—	19,988
New equipment sales	33,933	9,676	—	43,609
Used equipment sales	12,288	2,828	—	15,116
Parts sales	17,410	2,715	—	20,125
Services revenues	4,775	792	—	5,567
Other	14,467	3,009	—	17,476
Total cost of revenues	135,389	29,747	—	165,136
Gross profit:
Equipment rentals	51,102	11,271	—	62,373
New equipment sales	4,199	1,132	—	5,331
Used equipment sales	5,530	1,604	—	7,134
Parts sales	6,459	1,179	—	7,638
Services revenues	8,784	1,746	—	10,530
Other	645	375	—	1,020
Gross profit	76,719	17,307	—	94,026
Selling, general and administrative expenses	44,408	10,795	—	55,203
Equity in earnings of guarantor subsidiaries	6,160	—	(6,160)	—
Merger breakup fee proceeds, net of merger costs	6,506	—	—	6,506
Gain on sales of property and equipment, net	342	1,983	—	2,325
Income from operations	45,319	8,495	(6,160)	47,654
Other income (expense):
Interest expense	(12,665)	(2,395)	—	(15,060)
Loss on early extinguishment of debt	(25,363)	—	—	(25,363)
Other, net	286	60	—	346
Total other expense, net	(37,742)	(2,335)	—	(40,077)
Income before income taxes	7,577	6,160	(6,160)	7,577
Income tax benefit	(885)	—	—	(885)
Net income	$8,462	$6,160	$(6,160)	$8,462

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$96,310	$22,225	$—	$118,535
New equipment sales	37,110	7,654	—	44,764
Used equipment sales	16,778	3,852	—	20,630
Parts sales	23,807	3,528	—	27,335
Services revenues	13,693	2,383	—	16,076
Other	14,072	3,274	—	17,346
Total revenues	201,770	42,916	—	244,686
Cost of revenues:
Rental depreciation	34,168	7,360	—	41,528
Rental expense	15,127	3,251	—	18,378
New equipment sales	33,206	6,941	—	40,147
Used equipment sales	11,762	2,602	—	14,364
Parts sales	17,221	2,487	—	19,708
Services revenues	4,686	759	—	5,445
Other	13,716	3,275	—	16,991
Total cost of revenues	129,886	26,675	—	156,561
Gross profit:
Equipment rentals	47,015	11,614	—	58,629
New equipment sales	3,904	713	—	4,617
Used equipment sales	5,016	1,250	—	6,266
Parts sales	6,586	1,041	—	7,627
Services revenues	9,007	1,624	—	10,631
Other	356	(1)	—	355
Gross profit	71,884	16,241	—	88,125
Selling, general and administrative expenses	45,810	10,152	—	55,962
Equity in earnings of guarantor subsidiaries	3,892	—	(3,892)	—
Gain on sales of property and equipment, net	782	145	—	927
Income from operations	30,748	6,234	(3,892)	33,090
Other income (expense):
Interest expense	(11,074)	(2,395)	—	(13,469)
Other, net	333	53	—	386
Total other expense, net	(10,741)	(2,342)	—	(13,083)
Income before income taxes	20,007	3,892	(3,892)	20,007
Income tax expense	8,342	—	—	8,342
Net income	$11,665	$3,892	$(3,892)	$11,665

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$288,610	$62,693	$—	$351,303
New equipment sales	106,626	22,257	—	128,883
Used equipment sales	60,292	14,927	—	75,219
Parts sales	69,569	11,494	—	81,063
Services revenues	39,650	7,471	—	47,121
Other	42,352	9,412	—	51,764
Total revenues	607,099	128,254	—	735,353
Cost of revenues:
Rental depreciation	104,177	21,819	—	125,996
Rental expense	48,607	9,917	—	58,524
New equipment sales	94,617	19,823	—	114,440
Used equipment sales	42,442	9,537	—	51,979
Parts sales	50,627	8,069	—	58,696
Services revenues	13,464	2,434	—	15,898
Other	41,507	9,275	—	50,782
Total cost of revenues	395,441	80,874	—	476,315
Gross profit (loss):
Equipment rentals	135,826	30,957	—	166,783
New equipment sales	12,009	2,434	—	14,443
Used equipment sales	17,850	5,390	—	23,240
Parts sales	18,942	3,425	—	22,367
Services revenues	26,186	5,037	—	31,223
Other	845	137	—	982
Gross profit	211,658	47,380	—	259,038
Selling, general and administrative expenses	140,522	31,806	—	172,328
Equity in earnings of guarantor subsidiaries	11,141	—	(11,141)	—
Merger breakup fee proceeds, net of merger costs	6,506	—	—	6,506
Gain on sales of property and equipment, net	1,971	2,460	—	4,431
Income from operations	90,754	18,034	(11,141)	97,647
Other income (expense):
Interest expense	(34,522)	(7,143)	—	(41,665)
Loss on early extinguishment of debt	(25,363)	—	—	(25,363)
Other, net	906	250	—	1,156
Total other expense, net	(58,979)	(6,893)	—	(65,872)
Income before income taxes	31,775	11,141	(11,141)	31,775
Income tax expense	8,045	—	—	8,045
Net income	$23,730	$11,141	$(11,141)	$23,730

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$270,927	$59,096	$—	$330,023
New equipment sales	124,450	27,386	—	151,836
Used equipment sales	59,515	12,458	—	71,973
Parts sales	71,323	10,635	—	81,958
Services revenues	42,140	7,182	—	49,322
Other	39,619	9,060	—	48,679
Total revenues	607,974	125,817	—	733,791
Cost of revenues:
Rental depreciation	100,111	20,589	—	120,700
Rental expense	44,135	9,027	—	53,162
New equipment sales	110,594	24,558	—	135,152
Used equipment sales	41,565	8,186	—	49,751
Parts sales	51,660	7,524	—	59,184
Services revenues	14,470	2,266	—	16,736
Other	39,069	9,060	—	48,129
Total cost of revenues	401,604	81,210	—	482,814
Gross profit:
Equipment rentals	126,681	29,480	—	156,161
New equipment sales	13,856	2,828	—	16,684
Used equipment sales	17,950	4,272	—	22,222
Parts sales	19,663	3,111	—	22,774
Services revenues	27,670	4,916	—	32,586
Other	550	—	—	550
Gross profit	206,370	44,607	—	250,977
Selling, general and administrative expenses	142,402	29,983	—	172,385
Equity in earnings of guarantor subsidiaries	8,388	—	(8,388)	—
Gain on sales of property and equipment, net	1,948	353	—	2,301
Income from operations	74,304	14,977	(8,388)	80,893
Other income (expense):
Interest expense	(33,460)	(6,769)	—	(40,229)
Other, net	1,325	180	—	1,505
Total other expense, net	(32,135)	(6,589)	—	(38,724)
Income before income taxes	42,169	8,388	(8,388)	42,169
Income tax expense	17,427	—	—	17,427
Net income	$24,742	$8,388	$(8,388)	$24,742

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$23,730	$11,141	$(11,141)	$23,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	15,778	2,314	—	18,092
Depreciation of rental equipment	104,177	21,819	—	125,996
Amortization of deferred financing costs	785	—	—	785
Accretion of note discount, net of premium amortization	239	—	—	239
Provision for losses on accounts receivable	2,336	712	—	3,048
Provision for inventory obsolescence	151	—	—	151
Change in deferred income taxes	7,752	—	—	7,752
Stock-based compensation expense	2,614	—	—	2,614
Loss on early extinguishment of debt	25,363	—	—	25,363
Gain from sales of property and equipment, net	(1,971)	(2,460)	—	(4,431)
Gain from sales of rental equipment, net	(16,852)	(5,344)	—	(22,196)
Equity in earnings of guarantor subsidiaries	(11,141)	—	11,141	—
Changes in operating assets and liabilities:
Receivables	(14,510)	(1,301)	—	(15,811)
Inventories	(32,279)	(6,651)	—	(38,930)
Prepaid expenses and other assets	(1,592)	(14)	—	(1,606)
Accounts payable	41,670	452	—	42,122
Manufacturer flooring plans payable	(9,196)	1,702	—	(7,494)
Accrued expenses payable and other liabilities	(4,711)	1,636	—	(3,075)
Deferred compensation payable	44	—	—	44
Net cash provided by operating activities	132,387	24,006	—	156,393
Cash flows from investing activities:
Purchases of property and equipment	(14,618)	(1,384)	—	(16,002)
Purchases of rental equipment	(154,057)	(29,697)	—	(183,754)
Proceeds from sales of property and equipment	2,914	3,851	—	6,765
Proceeds from sales of rental equipment	51,699	14,617	—	66,316
Investment in subsidiaries	11,225	—	(11,225)	—
Net cash used in investing activities.	(102,837)	(12,613)	(11,225)	(126,675)
Cash flows from financing activities:
Purchases of treasury stock	(753)			(753)
Borrowings on senior secured credit facility	732,840	—	—	732,840
Payments on senior secured credit facility	(818,285)	—	—	(818,285)
Dividends paid	(29,363)	(6)	—	(29,369)
Principal payments on senior unsecured notes due 2022	(630,000)			(630,000)
Costs paid to tender and redeem senior unsecured notes due 2022	(23,336)			(23,336)
Proceeds from issuance of senior unsecured notes due 2025	750,000			750,000
Payments of deferred financing costs	(12,152)			(12,152)
Payments on capital lease obligations	—	(162)	—	(162)
Capital contributions	—	(11,225)	11,225	—
Net cash used in financing activities	(31,049)	(11,393)	11,225	(31,217)
Net decrease in cash	(1,499)	—	—	(1,499)
Cash, beginning of period	7,683	—	—	7,683
Cash, end of period	$6,184	$—	$—	$6,184

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$24,742	$8,388	$(8,388)	$24,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	18,022	2,299	—	20,321
Depreciation of rental equipment	100,111	20,589	—	120,700
Amortization of deferred financing costs	789	—	—	789
Accretion of note discount, net of premium amortization	124	—	—	124
Provision for losses on accounts receivable	2,507	216	—	2,723
Provision for inventory obsolescence	82	—	—	82
Change in deferred income taxes	17,193	—	—	17,193
Stock-based compensation expense	2,308	—	—	2,308
Gain from sales of property and equipment, net	(1,948)	(353)	—	(2,301)
Gain from sales of rental equipment, net	(17,219)	(4,231)	—	(21,450)
Equity in earnings of guarantor subsidiaries	(8,388)	—	8,388	—
Changes in operating assets and liabilities:
Receivables	8,759	(2,987)	—	5,772
Inventories	(12,001)	(3,219)	—	(15,220)
Prepaid expenses and other assets	1,188	(28)	—	1,160
Accounts payable	(18,684)	135	—	(18,549)
Manufacturer flooring plans payable	(24,377)	170	—	(24,207)
Accrued expenses payable and other liabilities	(5,275)	839	—	(4,436)
Deferred compensation payable	(348)	—	—	(348)
Net cash provided by operating activities	87,585	21,818	—	109,403
Cash flows from investing activities:
Purchases of property and equipment	(14,143)	(2,610)	—	(16,753)
Purchases of rental equipment	(112,346)	(40,298)	—	(152,644)
Proceeds from sales of property and equipment	2,218	471	—	2,689
Proceeds from sales of rental equipment	50,528	11,731	—	62,259
Investment in subsidiaries	(9,046)	—	9,046	—
Net cash used in investing activities.	(82,789)	(30,706)	9,046	(104,449)
Cash flows from financing activities:
Purchases of treasury stock	(546)	—	—	(546)
Borrowings on senior secured credit facility	767,550	—	—	767,550
Payments on senior secured credit facility	(742,645)	—	—	(742,645)
Dividends paid	(29,280)	(7)	—	(29,287)
Payments on capital lease obligations	—	(151)	—	(151)
Capital contributions	—	9,046	(9,046)	—
Net cash provided by (used in) financing activities	(4,921)	8,888	(9,046)	(5,079)
Net decrease in cash	(125)	—	—	(125)
Cash, beginning of period	7,159	—	—	7,159
Cash, end of period	$7,034	$—	$—	$7,034

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2017, and its results of operations for the three and nine month periods ended September 30, 2017, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of October 19, 2017, we operated 79 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no changes to these critical accounting policies and estimates during the nine month period ended September 30, 2017. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

For additional information about our business segments, see note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine month period ended September 30, 2017, approximately 47.8% of our total revenues were attributable to equipment rentals, 17.6% of our total revenues were attributable to new equipment sales, 10.2% were attributable to used equipment sales, 11.0% were attributable to parts sales, 6.4% were attributable to our services revenues and 7.0% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2017, our total cost of revenues was $476.3 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2017, our selling, general and administrative expenses were $172.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving senior secured credit facility (the “Credit Facility”), senior unsecured notes and our capital lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and accretion (amortization) of debt discount (premium) are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2017 was $917.1 million, or approximately 70.4% of our total assets. Our rental fleet as of September 30, 2017 consisted of 31,015 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.4 billion. As of September 30, 2017, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	21,438	69.1%	$911.3	64.9%	37.2
Cranes	293	0.9%	103.2	7.3%	51.1
Earthmoving	3,322	10.7%	285.9	20.4%	24.0
Industrial Lift Trucks	977	3.2%	32.2	2.3%	26.9
Other	4,985	16.1%	71.1	5.1%	28.9
Total	31,015	100.0%	$1,403.7	100.0%	34.3

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

The original acquisition cost of our gross rental fleet increased by approximately $70.1 million, or 5.3%, for the nine month period ended September 30, 2017. The average age of our rental fleet equipment increased by approximately 1.3 months for the nine month period ended September 30, 2017.

Our average rental rates for the nine month period ended September 30, 2017 were approximately 0.01% higher than in the nine month period ended September 30, 2016 (see further discussion on rental rates in “Results of Operations” below) and approximately 1.0% higher than in the three month period ended June 30, 2017. Average rental rates for the three month period ended September 30, 2017 were 0.3% higher than in the three month period ended September 30, 2016.

The rental equipment mix among our four core product lines for the nine month period ended September 30, 2017 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 42 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine months ended September 30, 2017 and 2016. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2017	2016	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$125,616	$118,535	$7,081	6.0%
New equipment sales	48,940	44,764	4,176	9.3%
Used equipment sales	22,250	20,630	1,620	7.9%
Parts sales	27,763	27,335	428	1.6%
Services revenues	16,097	16,076	21	0.1%
Non-Segmented revenues	18,496	17,346	1,150	6.6%
Total revenues	$259,162	$244,686	$14,476	5.9%

Total Revenues. Our total revenues were $259.2 million for the three month period ended September 30, 2017 compared to $244.7 million for the three month period ended September 30, 2016, an increase of $14.5 million, or 5.9%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended September 30, 2017 increased $7.1 million to $125.6 million from $118.5 million in the three month period ended September 30, 2016. Rental revenues from aerial work platform equipment increased $7.4 million, while rental revenues from other equipment and lift trucks increased $1.3 million and approximately $0.1 million, respectively. These rental revenues increases were partially offset by a $1.7 million decrease in crane rental revenues. Our average rental rates for the three month period ended September 30, 2017 increased 0.3% compared to the same three month period last year and increased approximately 1.0% from the three month period ended June 30, 2017.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2017 was 36.0% compared to 35.4% in the three month period ended September 30, 2016, an increase of 0.6%. The increase in comparative rental equipment dollar utilization was the result of an increase in rental equipment time utilization combined with a 0.3% increase in average rental rates, largely reflective of increased rental equipment demand. Rental equipment time utilization as a percentage of original equipment cost was approximately 73.3% for the three month period ended September 30, 2017 compared to 72.1% in the three month period ended September 30, 2016, an increase of 1.2%. Our rental equipment time utilization based on the number of rental equipment units available for rent was approximately 71.3% for the three month period ended September 30, 2017, compared to approximately 68.0% in the same period last year, an increase of 3.3%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2017 increased $4.2 million, or 9.3%, to approximately $48.9 million from $44.8 million for the three month period ended September 30, 2016. New crane sales increased approximately $5.6 million and new other equipment sales increased $1.7 million. Sales of new aerial work platform equipment and new lift trucks increased $0.7 million and $0.1 million, respectively. These new equipment sales increases were partially offset by a $4.0 million decrease in new earthmoving equipment sales.

Used Equipment Sales Revenues. Our used equipment sales increased $1.6 million, or 7.9%, to approximately $22.2 million for the three month period ended September 30, 2017, from $20.6 million for the same three month period in 2016. Sales of used cranes increased approximately $1.9 million while sales of used earthmoving equipment and used other equipment each increased $0.6 million. Partially offsetting these used equipment sales increases were a $1.1 million sales decrease in used aerial work platform equipment and a $0.3 million decrease in sales of used lift trucks.

Parts Sales Revenues. Our parts sales for the three month period ended September 30, 2017 increased $0.4 million, or 1.6%, to approximately $27.8 million from $27.3 million for the same three month period last year. The increase in parts sales revenues was driven primarily by higher crane parts sales revenues.

Services Revenues. Our services revenues for the three month period ended September 30, 2017 increased $21,000 and were approximately $16.1 million in each of the three month periods ended September 30, 2017 and 2016.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the three month period ended September 30, 2017, our other revenues were approximately $18.5 million, an increase of approximately $1.2 million, or 6.6%, from $17.3 million in the same three month period in 2016. The increase in these revenues was primarily driven by higher hauling revenues, fuel charges and damage waiver income associated with our increased equipment rental activity.

Gross Profit.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2017	2016	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$62,373	$58,629	$3,744	6.4%
New equipment sales	5,331	4,617	714	15.5%
Used equipment sales	7,134	6,266	868	13.9%
Parts sales	7,638	7,627	11	0.1%
Services revenues	10,530	10,631	(101)	(1.0)%
Non-Segmented revenues gross profit	1,020	355	665	187.3%
Total gross profit	$94,026	$88,125	$5,901	6.7%

Total Gross Profit. Our total gross profit was $94.0 million for the three month period ended September 30, 2017 compared to $88.1 million for the same three month period in 2016, an increase of $5.9 million, or 6.7%. Total gross profit margin for the three month period ended September 30, 2017 was approximately 36.3%, an increase of 0.3% from the 36.0% gross profit margin for the same three month period in 2016. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended September 30, 2017 increased $3.7 million, or 6.4%, to approximately $62.4 million from $58.6 million in the same three month period in 2016. The increase in equipment rentals gross profit was the net result of a $7.1 million increase in equipment rental revenues, partially offset by a $1.7 million increase in rental equipment depreciation expense and a $1.6 million increase in rental expenses. Gross profit margin on equipment rentals for the three month period ended September 30, 2017 was approximately 49.7% compared to 49.5% for the same period in 2016, an increase of 0.2%. Depreciation expense was 34.4% of equipment rental revenues for the three month period ended September 30, 2017 compared to 35.0% for the same period in 2016, a decrease of 0.6%, primarily as a result of rental fleet mix. As a percentage of equipment rental revenues, rental expenses were 15.9% for the three month period ended September 30, 2017 compared to 15.5% for the same period last year, an increase of 0.4%, resulting primarily from higher repair costs on rental equipment in the current year period.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2017 increased approximately $0.7 million, or 15.5%, to $5.3 million compared to approximately $4.6 million for the same three month period in 2016 on a total new equipment sales increase of $4.2 million. Gross profit margin on new equipment sales was 10.9% for the three month period ended September 30, 2017 compared to 10.3% for the same three month period in 2016, an increase of 0.6%, primarily driven by the mix of new equipment sold and higher margins on new crane sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2017 increased approximately $0.9 million, or 13.9%, to $7.1 million from $6.3 million in the same period in 2016 on a used equipment sales increase of $1.6 million. Gross profit margin on used equipment sales for the three month period ended September 30, 2017 was 32.1%, up 1.7% from 30.4% for the same three month period in 2016, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 91.2% and 86.1% of our used equipment sales for the three month periods ended September 30, 2017 and 2016, respectively, were approximately 150.9%  and 150.8% of net book value for the three month periods ended September 30, 2017 and 2016, respectively.

Parts Sales Gross Profit. For the three month period ended September 30, 2017, our parts sales gross profit was approximately $7.6 million in each of the three month periods ended September 30, 2017 and 2016 on a $0.4 million increase in parts sales revenues. Gross profit margin for the three month period ended September 30, 2017 was 27.5%, a decrease of approximately 0.4% from 27.9% in the same three month period in 2016, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended September 30, 2017, our services revenues gross profit decreased $0.1 million, or 1.0%, to approximately $10.5 million from $10.6 million for the same three month period in 2016. Gross profit margin for the three month period ended September 30, 2017 was approximately 65.4%, a decrease of 0.7% from 66.1% in the same three month period in 2016, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit increased $0.7 million, or 187.3%, to $1.0 million for the three month period ended September 30, 2017 compared to a gross profit of approximately $0.4 million for the same period in 2016 on a $1.2 million increase in non-segmented other revenues. Gross margin for the three month period ended September 30, 2017 was 5.5% compared to a gross margin of 2.0% in the same three month period last year, an increase of 3.5%, primarily reflective of improved margins on hauling revenues in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses decreased approximately $0.8 million, or approximately 1.4%, to $55.2 million for the three month period ended September 30, 2017 compared to $56.0 million for the three month period ended September 30, 2016. The net decrease in SG&A expenses was attributable to several factors, including the reversal of $2.2 million of merger and acquisition transaction costs related to the termination of our previously proposed acquisition of Neff Corporation (“Neff merger costs”) included in SG&A expenses for the three and six month periods ended June 30, 2017 and reclassified to “Merger Breakup Fee Proceeds, net of Merger Costs” in the third quarter ended September 30, 2017 (see discussion below for further information). Excluding this $2.2 million impact to SG&A expenses in the three month period ended September 30, 2017, total SG&A expenses would have increased approximately $1.4 million compared to the three month period ended September 30, 2016.

Employee salaries, wages, payroll taxes and related employee benefit expenses increased approximately $2.1 million. Facility expenses increased $0.4 million. Bad debt expense increased $0.4 million and liability insurance costs increased $0.2 million. Partially offsetting these increases in SG&A expenses were a $1.0 million decrease in depreciation and amortization expense, largely as a result of lower software amortization expense, and a $0.7 million decrease in legal and professional fees (exclusive of any of the aforementioned Neff merger costs).

Branches opened since July 1, 2016 with less than three full months of comparable operations in the third quarters of 2016 and 2017 contributed to a $1.1 million increase in our SG&A expenses for the three month period ended September 30, 2017. As a percentage of total revenues, SG&A expenses were 21.3% for the three month period ended September 30, 2017, a decrease of 1.6% from 22.9% for the same three month period in 2016. Excluding the impact of the $2.2 million reclassification of Neff merger costs in the current year period as discussed above, SG&A expenses as a percentage of total revenues were 22.1%.

Other Income (Expense). For the three month period ended September 30, 2017, our net other expenses increased approximately $27.0 million to $40.1 million compared to $13.1 million for the same three month period in 2016.  Included in Other Income (Expense) for the three month period ended September 30, 2017 is a $25.4 million loss on the early extinguishment of debt (see discussion immediately below regarding the issuance of the New Notes). Interest expense for the three month period ended September 30, 2017 was $15.1 million compared to approximately $13.5 million for the same period last year, an increase of $1.6 million. The increase in interest expense is primarily related to the timing of the issuance of the New Notes in relation to the redemption of the Old Notes. Our New Notes were issued on August 24, 2017, while approximately $300.3 million of the Old Notes remained outstanding until the September 25, 2017 redemption date. Miscellaneous other income was $0.3 million in the three month period ended September 30, 2017 compared to $0.4 million in the same period last year, a decrease of $0.1 million.

Loss on Early Extinguishment of Debt.  As more fully described in note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we recorded a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2017 of approximately $25.4 million, reflecting payment of $12.8 million of tender premiums associated with our repurchase of the Old Notes and $10.5 million of premiums in accordance with the indenture governing the Old Notes to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.0 million of unamortized note premium, unaccreted note discount and unamortized deferred financing costs, related to the Old Notes.

Merger Breakup Fee Proceeds, net of Merger Costs.  As more fully described above and in note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, pursuant to the terms of our merger agreement with Neff, we received a $13.2 million breakup fee concurrently with Neff’s termination of the merger agreement. Related estimated merger transaction fees totaled $6.7 million, resulting in estimated net proceeds of $6.5 million.  As noted in the above SG&A Expenses discussion, approximately $2.2 million of the merger costs were originally recorded in SG&A Expenses in the six month period ended June 30, 2017 and were subsequently reclassified in the third quarter ended September 30, 2017 to the merger breakup fee line item.

Income Taxes. We recorded an income tax benefit of $0.9 million for the three month period ended September 30, 2017 compared to income tax expense of $8.3 million for the three month period ended September 30, 2016. The income tax benefit is primarily due to a $5.7 million discrete tax benefit resulting from a reversal of an unrecognized tax benefit due to expiration of statute of limitations in the three month period ended September 30, 2017. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2017 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations; however, for the quarter ended September 30, 2017, we increased our valuation allowance by $0.4 million for certain state net operating losses that may not be utilized.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2017	2016	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$351,303	$330,023	$21,280	6.4%
New equipment sales	128,883	151,836	(22,953)	(15.1)%
Used equipment sales	75,219	71,973	3,246	4.5%
Parts sales	81,063	81,958	(895)	(1.1)%
Services revenues	47,121	49,322	(2,201)	(4.5)%
Non-Segmented revenues	51,764	48,679	3,085	6.3%
Total revenues	$735,353	$733,791	$1,562	0.2%

Total Revenues. Our total revenues were $735.4 million for the nine month period ended September 30, 2017 compared to approximately $733.8 million for the nine month period ended September 30, 2016, an increase of $1.6 million, or 0.2%. Revenues for all reportable segments are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the nine month period ended September 30, 2017 increased $21.3 million, or 6.4%, to $351.3 million from $330.0 million in the nine month period ended September 30, 2016. Rental revenues from aerial work platform equipment increased $19.7 million and earthmoving equipment rental revenues increased $4.4 million. Other equipment rental revenues increased $1.6 million and lift truck rental revenues increased $0.1 million. Partially offsetting these rental revenue increases was a $4.5 million decrease in crane rental revenues. Our average rental rates for the nine month period ended September 30, 2017 increased approximately 0.01% compared to the same nine month period last year.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2017 was 34.5% compared to 33.9% in the nine month period ended September 30, 2016, an increase of 0.6%. The increase in comparative rental equipment dollar utilization was primarily the result of an increase in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was 71.4% for the nine month period ended September 30, 2016 compared to approximately 69.5% in the same nine month period a year ago, an increase of 1.9%. The increase in equipment rental time utilization based on original equipment cost is largely reflective of increased demand for rental equipment and to a lesser extent, the prior year first quarter negative impact on earthmoving equipment rental activity from heavy rains and associated flooding in our Louisiana, Texas and Arkansas markets. Rental equipment time utilization based on the number of rental equipment units available for rent was 69.1% for the nine month period ended September 30, 2017, compared to approximately 66.8% in the same period last year, an increase of 2.3%.

New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2017 decreased approximately $23.0 million, or 15.1%, to $128.9 million from $151.8 million for the nine month period ended September 30, 2016, largely driven by a $20.1 million decrease in new earthmoving equipment sales and an $8.0 million decrease in new crane sales. The decrease in new earthmoving equipment sales is primarily the result of higher earthmoving equipment sales in the prior year period resulting from certain manufacturer incentives. The decrease in new crane sales is due primarily to decreased demand for new cranes among the Company’s customers operating in the oil and gas-centric markets that the Company serves. Sales of new lift trucks decreased $0.5 million. Partially offsetting these new equipment sales decreases were a $4.9 million increase in sales of new other equipment and a $0.8 million increase in sales of new aerial work platform equipment.

Used Equipment Sales Revenues. Our used equipment sales increased approximately $3.2 million, or 4.5%, to $75.2 million for the nine month period ended September 30, 2017 from $72.0 million for the same nine month period in 2016. Sales of used earthmoving equipment increased $3.8 million, while sales of used cranes increased $2.4 million. Used other equipment sales and used lift truck sales increased $0.5 million and $0.3 million, respectively. Partially offsetting these used equipment sales increases was a $3.8 million decrease in used aerial work platform equipment sales.

Parts Sales Revenues. Our parts sales decreased $0.9 million, or 1.1%, to $81.1 million for the nine month period ended September 30, 2017 from approximately $82.0 million for the same nine month period in 2016.  The decrease in parts revenues was driven primarily by lower crane parts sales revenues.

Services Revenues. Our services revenues for the nine month period ended September 30, 2017 decreased $2.2 million, or 4.5%, to $47.1 million from $49.3 million for the same nine month period last year. The decrease in services revenues was due to lower crane services revenues and lower other equipment services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the nine month period ended September 30, 2017, our other revenues were $51.8 million, an increase of $3.1 million, or 6.3%, from $48.7 million in the same nine month period in 2016. The increase was primarily due to an increase in hauling revenues, fuel charges and damage waiver income associated with the increase in our equipment rental activity.

Gross Profit.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2017	2016	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$166,783	$156,161	$10,622	6.8%
New equipment sales	14,443	16,684	(2,241)	(13.4)%
Used equipment sales	23,240	22,222	1,018	4.6%
Parts sales	22,367	22,774	(407)	(1.8)%
Services revenues	31,223	32,586	(1,363)	(4.2)%
Non-Segmented revenues gross profit (loss)	982	550	432	78.5%
Total gross profit	$259,038	$250,977	$8,061	3.2%

Total Gross Profit. Our total gross profit was $259.0 million for the nine month period ended September 30, 2017 compared to $251.0 million for the same nine month period in 2016, an increase of approximately $8.1 million, or 3.2%. Total gross profit margin for the nine month period ended September 30, 2017 was 35.2%, an increase of 1.0% from the 34.2% gross profit margin for the same nine month period in 2016. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine month period ended September 30, 2017 increased $10.6 million, or 6.8%, to $166.8 million from $156.2 million in the same nine month period in 2016. The increase in equipment rentals gross profit was the net result of a $21.3 million increase in rental revenues for the nine month period ended September 30, 2017 and a $5.4 million increase in rental expenses and a $5.3 million increase in rental equipment depreciation expense. The increase in rental expenses is primarily due to higher repair costs and increased property taxes resulting from a larger rental fleet size. The increase in rental equipment depreciation expense is largely due also to a larger rental fleet size. Gross profit margin on equipment rentals for the nine month period ended September 30, 2017 was approximately 47.5% compared to 47.3% for the same period in 2016, an increase of 0.2%. Depreciation expense was 35.9% of equipment rental revenues for the nine month period ended September 30, 2017 compared to 36.6% for the same period in 2016, a decrease of 0.7%.  As a percentage of equipment rental revenues, rental expenses were approximately 16.7% for the nine month period ended September 30, 2017 compared to 16.1% for the same period last year, an increase of 0.6%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2017 decreased $2.2 million, or 13.4%, to $14.4 million compared to approximately $16.7 million for the same nine month period in 2016 on a total new equipment sales decrease of $23.0 million. Gross profit margin on new equipment sales for the nine month period ended September 30, 2017 was 11.2%, an increase of 0.2% from 11.0% in the same nine month period in 2016, as a result of the mix of new equipment sold and higher margins on new crane sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2017 increased approximately $1.0 million, or 4.6%, to approximately $23.2 million from $22.2 million in the same period in 2016 on a used equipment sales increase of $3.2 million. Gross profit margin on used equipment sales was 30.9% in each of the nine month periods ended September 30, 2017 and 2016. Our used equipment sales from the rental fleet, which comprised approximately 88.2% and 86.5% of our used equipment sales for the nine month periods ended September 30, 2017 and 2016, respectively, were approximately 150.3%  and 152.6% of net book value for the nine month periods ended September 30, 2017 and 2016, respectively.

Parts Sales Gross Profit. For the nine month period ended September 30, 2017, our parts sales revenue gross profit decreased $0.4 million, or 1.8%, to $22.4 million from $22.8 million during the same nine month period in 2016 on a $0.9 million decrease in parts sales revenues. Gross profit margin for the nine month period ended September 30, 2017 was 27.6%, a decrease of 0.2% from 27.8% in the same nine month period in 2016, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the nine month period ended September 30, 2017, our services revenues gross profit decreased $1.4 million, or 4.2%, to $31.2 million from $32.6 million for the same nine month period in 2016 on a $2.2 million decrease in services revenues. Gross profit margin for the nine month period ended September 30, 2017 was 66.3% for the nine month period ended September 30, 2017 compared to 66.1% in the same nine month period last year, an increase of 0.2% due to services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit increased approximately $0.4 million, or 78.5%, to $1.0 million for the nine month period ended September 30, 2017, compared to $0.6 million in gross profit for the same period in 2016, on a $3.1 million increase in non-segmented other revenues. Gross margin for the nine month period ended September 30, 2017 was 1.9% compared to a gross margin of 1.1% in the same nine month period last year, an increase of 0.8%, primarily reflective of improved margins on hauling revenues compared to last year.

Selling, General and Administrative Expenses. SG&A expenses decreased $0.1 million to $172.3 million for the nine month period ended September 30, 2017 compared to $172.4 million for the nine month period ended September 30, 2016. Employee salaries, wages, payroll taxes and related employee benefit expenses increased approximately $2.8 million. Facility costs increased $1.0 million, comprised primarily of additional rent expense related to new branches opened since the third quarter of last year. Bad debt expense increased approximately $0.5 million. Offsetting these increases in SG&A expenses were a $2.9 million decrease in depreciation and amortization expense due to lower software amortization costs. Legal and professional fees decreased $0.9 million. General liability insurance costs decreased $0.7 million.

Branches opened since January 1, 2016 with less than nine full months of comparable operations in the first three quarters of 2016 and 2017 contributed to a $2.4 million increase in our SG&A for the nine month period ended September 30, 2017.

As a percentage of total revenues, SG&A expenses were approximately 23.4% for each of the nine month periods ended September 30, 2017 and 2016.

Other Income (Expense). For the nine month period ended September 30, 2017, our net other expenses increased $27.2 million to $65.9 million, compared to $38.7 million for the same nine month period in 2016. Included in Other Income (Expense) for the nine month period ended September 30, 2017 is a $25.4 million loss on the early extinguishment of debt (see discussion immediately below regarding the issuance of the New Notes).  Interest expense was approximately $41.7 million for the nine month period ended September 30, 2017 compared to approximately $40.2 million for the nine month period ended September 30, 2016, an increase of $1.5 million. The increase in interest expense is primarily related to the timing of the issuance of the New Notes in relation to the redemption of the Old Notes. Our New Notes were issued on August 24, 2017, while approximately $300.3 million of the Old Notes remained outstanding until the September 25, 2017 redemption date. Miscellaneous other income was $1.2 million in the nine month period ended September 30, 2017 compared to $1.5 million in the same period last year, a decrease of $0.3 million.

Loss on Early Extinguishment of Debt.  As more fully described in note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we recorded a one-time loss on the early extinguishment of debt in the nine month period ended September 30, 2017 of approximately $25.4 million, reflecting payment of $12.8 million of tender premiums associated with our repurchase of the Old Notes and $10.5 million of premiums in accordance with the indenture governing the Old Notes to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.0 million of unamortized note premium, unaccreted note discount and unamortized deferred financing costs, related to the Old Notes.

Merger Breakup Fee, net of Merger Costs.  As more fully described above and in note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, pursuant to the terms of our merger agreement with Neff, in August, 2017, we received a $13.2 million breakup fee concurrently with Neff’s termination of the merger agreement. Related estimated merger transaction fees totaled $6.7 million, resulting in estimated net proceeds of $6.5 million.

Income Taxes. We recorded income tax expense of $8.0 million for the nine month period ended September 30, 2017 compared to income tax expense of $17.4 million for the nine month period ended September 30, 2016. Our effective income tax rate was 25.3% for the nine month period ended September 30, 2016 compared to 41.3% for the same nine month period last year, a decrease of 16.0%.  The decrease in effective tax rate is primarily due to a net $5.3 million discrete tax benefit resulting from a reversal of an unrecognized tax benefit due to expiration of statute of limitations in the third quarter ended September 30, 2017. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2017 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations; however, for the quarter ended September 30, 2017, we increased our valuation allowance by $0.4 million for certain state net operating losses that may not be utilized.

Liquidity and Capital Resources

Cash flow from operating activities. For the nine month period ended September 30, 2017, the net cash provided by our operating activities was $156.4 million. Our reported net income of $23.7 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, loss on early extinguishment of debt, and net gains on the sale of long-lived assets, provided positive cash flows of approximately $181.1 million. These cash flows from operating activities were also positively impacted by a $42.1 million increase in accounts payable. Partially offsetting these positive cash flows were a $38.9 million increase in inventories, a $15.8 million increase in receivables, and a $7.5 million decrease in manufacturing flooring plans payable, while accrued expenses payable and other liabilities decreased $3.1 million and prepaid expenses and other assets increased $1.6 million.

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

Cash flow from investing activities. For the nine month period ended September 30, 2017, the cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of $126.7 million. This was a result of purchases of rental and non-rental equipment totaling $199.8 million and proceeds from the sale of rental and non-rental equipment of approximately $73.1 million.

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

Cash flow from financing activities. For the nine month period ended September 30, 2017, the cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of approximately $31.2 million. Dividends totaling approximately $29.4 million, or $0.825 per common share, were paid during the nine month period ended September 30, 2017. Net payments under the Credit Facility were $85.4 million. Payments on capital lease obligations were $0.2 million. In connection with the redemption of our Old Notes, we paid $653.3 million, representing aggregate principal payments of $630.0 million and tender and redemption premiums totaling approximately $23.3 million. In connection with the issuance of our New Notes, net proceeds after deducting underwriting expenses of $10.3 million, were $739.7 million. Other transaction costs related to the New Notes were approximately $1.6 million.

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

As of September 30, 2017, we were in compliance with our financial covenants under the Credit Facility. At September 30, 2017, the Company could borrow up to an additional $517.6 million and remain in compliance with the debt covenants under the Company’s Credit Facility.

At September 30, 2017, the interest rate on the Credit Facility was based on either a 4.00% U.S. Prime Rate plus 100 basis points or LIBOR plus 200 basis points, as applicable with respect to the type of revolving loan. The weighted average interest rate at September 30, 2017 was approximately 3.9%. At October 19, 2017, we had $526.6 million of available borrowings under our Credit Facility, net of $7.7 million of outstanding letters of credit.

Senior Notes due 2025

On August 24, 2017, we completed an offering of $750 million aggregate principal amount of 5.6250% senior notes due 2025 (the “New Notes”) and the settlement of a cash tender offer (the “Tender Offer”) with respect to our 7% senior notes due 2022 (the “Old Notes”). Net proceeds, after deducting $10.3 million of estimated offering expenses, from the sale of the New Notes totaled approximately $739.7 million. We used a portion of the net proceeds from the sale of the New Notes to repurchase $329.7 million of aggregate principal amount of the Old Notes in early settlement of the Tender Offer, which the Company launched on August 17, 2017. Holders who tendered their Old Notes prior to the early tender deadline received $1,038.90 per $1,000 principal amount of Old Notes tendered, plus accrued and unpaid interest up to, but not including, the payment date of August 24, 2017. Effective as of August 24, 2017, we (i) provided notice of the redemption of all remaining Old Notes that were not validly tendered in the Tender Offer at the expiration time and (ii) satisfied and discharged the indenture governing the Old Notes in accordance with its terms. On September 25, 2017, we redeemed the remaining $300.3 million principal amount outstanding of the Old Notes at a redemption price equal to 103.50% of the principal amount thereof, plus accrued and unpaid interest up to, but not including, the date of redemption.

The New Notes were issued at par and require semiannual interest payments on March 1st and September 1st of each year, commencing on March 1, 2018. No principal payments are due until maturity (September 1, 2025).

The New Notes are redeemable, in whole or in part, at any time on or after September 1, 2020 at specified redemption prices plus accrued and unpaid interest to the date of redemption. We may redeem up to 40% of the aggregate principal amount of the New Notes before September 1, 2020 with the net cash proceeds from certain equity offerings. We may also redeem the New Notes prior to September 1, 2020 at a specified “make-whole” redemption price plus accrued and unpaid interest to the date of redemption.

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of September 30, 2017, we were in compliance with these covenants.

Pursuant to a registration rights agreement entered into between us, the guarantors of the New Notes and the initial purchasers of the New Notes, we agreed to make an offer to exchange (the “Exchange Offer”) the New Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New Notes (except that the exchange notes will not contain any transfer restrictions) within a certain period of time following the completion of the offering.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2017 were approximately $193.4 million, including $9.6 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2017 were $16.0 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of October 19, 2017, we had $526.6 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure investors that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the Credit Facility and the indenture governing the Senior Notes, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Quarterly Dividend

On August 21, 2017, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on September 11, 2017, totaling approximately $9.9 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Contractual and Commercial Commitments

Except as otherwise reported in this Quarterly Report on Form 10-Q, there have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 1.00% to 1.50%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 2.00% to 2.50%, depending on the leverage ratio, in the case of LIBOR revolving loans.  At September 30, 2017, we had total borrowings outstanding under the Credit Facility of approximately $77.2 million. A 1.0% increase in the interest rate on the Credit Facility would result in approximately a $0.8 million increase in interest expense on an annualized basis. At October 19, 2017, we had $526.6 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of September 30, 2017 on the fixed-rate Senior Notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2017, 18,153 shares of non-vested stock that were issued in 2014 vested at $21.97 per share. Certain holders of those vested shares returned an aggregate of 5,750 shares of common stock to the Company during the quarter ended September 30, 2017 as payment for their respective withholding taxes. This resulted in an addition of 5,750 shares to treasury stock.

On August 1, 2017, 40,633 shares of non-vested stock that were issued in 2016 vested at $21.97 per share. Certain holders of those vested shares returned an aggregate of 12,917 shares of common stock to the Company during the quarter ended September 30, 2017 as payment for their respective withholding taxes. This resulted in an addition of 12,917 shares to treasury stock.

On August 3, 2017, 48,381 shares of non-vested stock that were issued in 2015 vested at $22.46 per share. Certain holders of those vested shares returned an aggregate of 15,287 shares of common stock to the Company during the quarter ended September 30, 2017 as payment for their respective withholding taxes. This resulted in an addition of 15,287 shares to treasury stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1

Agreement and Plan of Merger, dated as of July 14, 2017, by and among H&E Equipment Services Inc., Yellow Iron Merger Co. and Neff Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).*

4.1

Indenture, dated August 24, 2017, by and among H&E Equipment Services, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.6250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2017).

4.2

Registration Rights Agreement, dated August 24, 2017, by and among the Company, GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California, LLC, H&E Equipment Services (Mid-Atlantic), Inc., and H&E Finance Corp. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2017).

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

H&E EQUIPMENT SERVICES, INC.

Dated: October 26, 2017	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: October 26, 2017	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)