Form 10-K
period 2017-12-31
H&E Equipment Services, Inc.
filed 2018-02-22
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $620,309,311 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 15, 2018, there were 35,658,355  shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2017.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;
•	our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve;
•	the impact of conditions in the global credit and commodity markets and their effect on construction spending and the economy in general;
•	relationships with equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness;
•	risks associated with the expansion of our business and any potential acquisitions we may make, including any related capital expenditures, or our inability to consummate such acquisitions;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	security breaches and other disruptions in our information technology systems;
•	adverse weather events or natural disasters;
•	compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and
•	other factors discussed under Item 1A - Risk Factors or elsewhere in this Annual Report on Form 10-K.

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

Our Company

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

By providing rental, sales, parts, repair and maintenance functions under one roof, we offer our customers a one-stop solution for their equipment needs. This full-service approach provides us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, new and used equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enables us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we have developed throughout our history as an integrated equipment services company provide us with a competitive advantage over rental-focused companies and equipment distributors. In addition, our focus on four core categories of heavy construction and industrial equipment enables us to offer specialized knowledge and support to our customers.

For the year ended December 31, 2017, we generated total revenues of approximately $1.03 billion. The pie charts below illustrate the breakdown of our revenues and gross profit for the year ended December 31, 2017 by business segment (see note 18 to our consolidated financial statements for further information regarding our business segments):

We have operated, through our predecessor companies, as an integrated equipment services company for approximately 57 years and have built an extensive infrastructure that as of February 15, 2018 includes 83 full-service facilities located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Products and Services

Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2017, consisted of approximately 31,387 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.4 billion and an average age of approximately 34.6 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.

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

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2017, approximately 89.7% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and services business for us.

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

Industry Background

Although there has been some consolidation within the industry in recent years, including the acquisitions of Rental Services Corporation, NES Rentals and Neff Corporation by United Rentals, Inc. (“URI”), the U.S. construction equipment distribution industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, demand for rental equipment and additional, region-specific factors. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include URI, Sunbelt Rentals, and Hertz Equipment Rental. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies, which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment services company, we rent, sell and provide parts and services support. Although many of the historically pure equipment rental companies also provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our services and sales staff provides.

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

High-Quality, Multipurpose Fleet. Our focus on four core types of heavy construction and industrial equipment allows us to better provide the specialized knowledge and support that our customers demand when renting and purchasing equipment. These four types of equipment are attractive because they have a long useful life, high residual value and generally strong industry demand.

Well-Developed Infrastructure. We have built an infrastructure that as of February 15, 2018 included a network of 83 full-service facilities in 22 states, and a workforce that included a highly-skilled group of approximately 494 service technicians and an aggregate of 271 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business as well as the ability to quickly capitalize on new opportunities.

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

Strong Customer Relationships. We have a diverse base of approximately 39,600 customers who we believe value our high level of service, knowledge and expertise. Our customer base includes a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. We believe that our expansive presence and commitment to superior service at all levels of the organization is a key differentiator to many of our competitors. As a result, we spend a significant amount of time and resources to train all key personnel to be responsive and deliver high quality customer service and well-maintained equipment so that we can maintain and grow our customer relationships.

Experienced Management Team. Our senior management team is led by John M. Engquist, our Chief Executive Officer, who has approximately 43 years of industry experience. Our senior and regional managers have an average of approximately 25 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.

Our Business Strategy

Our business strategy includes, among other things, leveraging our integrated business model, managing the life cycle of our rental equipment, further developing our parts and services operations and selectively entering new markets and pursuing acquisitions. However, the timing and extent to which we implement these various aspects of our strategy depend on a variety of factors, many of which are outside our control, such as general economic conditions and construction activity in the U.S.

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

Make Selective Acquisitions. We intend to continue to evaluate and pursue, on an opportunistic basis, acquisitions which meet our selection criteria, including favorable financing terms, with the objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. We are focused on identifying and acquiring rental companies to complement our existing business, broaden our geographic footprint, and increase our density in existing markets. Recently, on January 4, 2018, we announced the completion of our acquisition of Contractors Equipment Center (“CEC”), an equipment rental company serving the greater Denver, Colorado area with three branch locations, for approximately $124.0 million in cash. On January 29, 2018, we announced the entry into a definitive agreement to acquire Rental Inc., an equipment rental company with five branch locations in Alabama and Florida, for approximately $68.6 million in cash. This transaction is subject to customary closing conditions and is expected to close during the first quarter of 2018.

As of February 22, 2018, a preliminary allocation of the fair value of the existing purchase price of CEC had yet to be completed. Accordingly, disclosure of the allocation of the purchase price to the CEC balance sheet line items and the pro forma presentation reflecting the impact of the acquisition will be disclosed in subsequent SEC filings.

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

Enter Carefully Selected New Markets. We intend to continue our strategy of selectively expanding our network to solidify our presence in attractive and contiguous regions where we operate. We look to add new locations in those markets that offer attractive growth opportunities, high or increasing levels of demand for construction and heavy equipment, and contiguity to our existing markets. Sixteen of our current 83 locations have opened or were acquired since January 1, 2015.

History

Through our predecessor companies, we have been in the equipment services business for approximately 57 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

On January 1, 2018, we completed the acquisition of Contractors Equipment Center (“CEC”). Prior to the acquisition, CEC was a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations.

Customers

We serve approximately 39,600 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2017, no single customer accounted for more than 1.0% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 6.9% of our total revenues in 2017.

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

Suppliers

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 42% of our new equipment and rental fleet from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) during the year ended December 31, 2017. These relationships improve our ability to negotiate equipment acquisition pricing. We are also a leading U.S. distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Doosan/Bobcat and Grove/Manitowoc. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and services that in many cases are covered under the manufacturer’s warranty. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and services support. Although there has been some consolidation within the equipment industry in recent years, including the recent acquisitions of Rental Services Corporation, NES Rentals and Neff Corporation by United Rentals, Inc., the equipment industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals, Sunbelt Rentals and Hertz Equipment Rental) or equipment dealers (for example, Finning and Toromont) to small, independent businesses with a limited number of locations.

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

Employees

As of December 31, 2017, we had approximately 2,093 employees. Of these employees, 851 are salaried personnel and 1,242 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical services and office and administrative support. A collective bargaining agreement relating to two branch locations covers approximately 66 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

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

Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activities, or the economy in general, may lead to a decrease in the demand for equipment or depress rental rates and the sales prices for our equipment. Our business may also be negatively impacted, either temporarily or long-term, by:

•	a reduction in spending levels by customers;
•	unfavorable credit markets affecting end-user access to capital;
•	adverse changes in federal, state and local government infrastructure spending;
•	an increase in the cost of construction materials;
•	adverse weather conditions or natural disasters which may affect a particular region;

•	an increase in interest rates; or
•	terrorism or hostilities involving the United States.

Weakness or deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet. For example, during fiscal years 2009 and 2010, the economic downturn and related economic uncertainty, combined with weakness in the construction industry and a decrease in industrial activity, resulted in a significant decrease in the demand for our new and used equipment and depressed equipment rental rates, which resulted in decreased revenues and lower gross margins realized on our equipment rentals and on the sale of our new and used inventory during those periods. More recently, the decline in oil prices and the related downturn in oil industry activities during fiscal years 2014, 2015 and 2016 have resulted in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Although oil prices have subsequently stabilized and improved slightly, we believe the uncertainty regarding future oil prices continues to impact customer capital expenditure decisions.

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

We have a significant amount of indebtedness outstanding. As of December 31, 2017, we had total outstanding indebtedness of approximately $951.5 million, consisting of the $950.0 million aggregate amounts outstanding under our senior unsecured notes and $1.5 million of capital lease obligations. As of February 15, 2018, we had borrowing availability under our senior credit facility (the “Credit Facility”) of $742.3 million, net of a $7.7 million outstanding letter of credit.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sells assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the Credit Facility or the indenture governing the senior unsecured notes.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;
•	the lenders under our credit facilities, including the Credit Facility, could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and
•	we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur more indebtedness, which could further exacerbate the risks described above.

Under the terms of the agreements governing the Credit Facility and the senior unsecured notes, we and our subsidiaries may be able to incur substantial indebtedness in the future.

Additionally, our Credit Facility provides revolving commitments of up to $750.0 million in the aggregate. As of February 15, 2018, we had $742.3 million of availability under the Credit Facility, net of a $7.7 million outstanding letter of credit. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

The agreements governing the Credit Facility and our senior unsecured notes restrict our business and our ability to engage in certain corporate and financial transactions.

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

Our ability to borrow under the Credit Facility depends upon compliance with the restrictions contained in the Credit Facility. Events beyond our control could affect our ability to meet these covenants. In addition, the Credit Facility requires us to meet certain financial conditions tests and availability thereunder is subject to borrowing base availability.

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

Our business could be hurt if we are unable to obtain additional capital as required, resulting in a decrease in our revenues and profitability. In addition, our inability to refinance our indebtedness on favorable terms, or at all, could materially and adversely affect our liquidity and our ongoing results of operations.

The cash that we generate from our business, together with cash that we may borrow under our Credit Facility, if available, may not be sufficient to fund our capital requirements. We may require additional financing to obtain capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and refinancing existing indebtedness. Any additional indebtedness that we incur will make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures. Moreover, we may not be able to obtain additional capital on acceptable terms, if at all. If we are unable to obtain sufficient additional financing in the future, our business could be adversely affected by reducing our ability to increase revenues and profitability.

In addition, our ability to refinance indebtedness will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, prospects, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions.

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

Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:

•	general economic conditions in the markets where we operate;
•	the cyclical nature of our customers’ business, particularly our construction customers and customers in the oil and gas industry;
•	seasonal sales and rental patterns of our construction customers, with sales and rental activity tending to be lower in the winter months;
•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment from the fleet;
•	an overcapacity of fleet in the equipment rental industry;
•	severe weather and seismic conditions temporarily affecting the regions where we operate;
•	changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;
•	changes in interest rates and related changes in our interest expense and our debt service obligations;
•

the possible need , from time to time, to record goodwill impairment charges or other write-offs or charges due to a variety of occurrences, such as the adoption of new accounting standards, the impairment of assets, rental location divestitures, dislocation in the equity and/or credit markets, consolidations or closings, restructurings, or the refinancing of existing indebtedness;

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

An element of our growth strategy is to selectively pursue on an opportunistic basis acquisitions of additional businesses, in particular rental companies that complement our existing business and footprint, such as our recent acquisition of Contractors Equipment Center, LLC (“CEC”) in January 2018. The success of this element of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements.

We may not have sufficient management, financial and other resources to integrate and consolidate any future acquisitions. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses we acquire, including CEC, could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business.  Among other things, these integration risks could include:

•	the loss of key employees;
•	the disruption of operations and business;
•	the retention of the existing clients and the retention or transition of customers and vendors;
•	the integration of corporate cultures and maintenance of employee morale;
•	inability to maintain and increase competitive presence;

•	customer loss and revenue loss;
•	possible inconsistencies in standards, control procedures and policies;
•	unexpected problems with costs, operations, personnel, technology and credit;
•	problems with the assimilation of new operations, sites or personnel, which could divert resources from our regular operations; and/or
•	potential unknown liabilities.

Furthermore, general economic conditions or unfavorable global capital and credit markets could affect the timing and extent to which we successfully acquire or integrate new businesses, which could limit our revenues and profitability.

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

Broad market and industry factors may materially reduce the market price of our common stock, regardless of or in a manner that is disproportionate to any related impact on our operating performance. As an example, in the latter half of 2014 the price of oil fell significantly and the price further declined and remained depressed throughout 2015 and 2016, compared to pre-2014 price levels. We believe that this prolonged decline in oil prices and its impact on oil related economic activities was a significant factor in the price decline of our stock during the same period, even though other industrial and construction activities that are also primary drivers of our business generally remained at or above historic levels. Although oil prices have subsequently stabilized and improved slightly, we believe the uncertainty regarding future oil prices has an impact on the price of our stock. In addition, the stock market historically has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including those listed above and others, may harm the market price of our common stock.

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

We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2017, we purchased approximately 42% of our rental and sales equipment from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2017, we sold used equipment from our rental fleet at an average selling price of approximately 149.6% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our information technology systems, some of which are managed by third parties, facilitate our ability to monitor and control our operations and adjust to changing market conditions, including processing, transmitting, storing, managing and supporting a variety of business processes, activities and information. Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Any disruption in any of these systems, including our customer management system, or the failure of any of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions.

Additionally, we collect and store sensitive data, including proprietary business information and the proprietary business information of our customers and suppliers, in data centers and on information technology networks, including cloud-based networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or natural disasters or other catastrophic events. Further, the growing use and rapid evolution of technology, including mobile devices, has heightened the risk of unintentional data breaches or leaks. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems or to comply with privacy, data security, cybersecurity and data protection laws applicable to our business.

Any failure to effectively prevent, detect and/or recover from any such access, disclosure or other loss of information, or to comply with any such current or future law related thereto, could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business.

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

Our senior and regional managers have an average of approximately 25 years of industry experience. Our branch managers have extensive knowledge and industry experience as well. Our success is dependent, in part, on the experience and skills of our management team. Competition for top management talent within our industry is generally significant. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely manner, we may be challenged to effectively manage our business and execute our strategy.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of our internal controls. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation.

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

We are exposed to various risks related to legal proceedings or claims that could adversely affect our operating results. The nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage resulting in us not being fully protected.

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

We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims made during the respective policy periods. However, we may be exposed to multiple claims, and, as a result, we could incur significant out-of-pocket costs before reaching the deductible amount which could adversely affect our financial condition and results of operations. In addition, the cost of such insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the coverage level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could adversely affect our financial condition and results of operations.

Our future operating results and financial position could be negatively affected by impairment charges to our goodwill or other long-lived assets.

When we acquire a business, we record goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. At December 31, 2017, we had goodwill of approximately $31.2 million. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles–Goodwill & Other (“ASC 350”), we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test.

If economic conditions deteriorate and result in significant declines in operating results and/or significant declines in our stock price, or if there are significant downward revisions in the present value of our estimated future cash flows, additional impairments to one or more reporting units could occur in future periods, and such impairments could be material. A downward revision in the present value of estimated future cash flows could be caused by a number of factors, including, among others, adverse changes in the business climate, negative industry or economic trends, decline in performance in our industry sector, or a decline in market multiples for competitors. Our estimates regarding future cash flows are inherently uncertain and changes in our underlying assumptions and the impact of market conditions on those assumptions could materially affect the determination of fair value and/or goodwill impairment. Future events and changing market conditions may impact our assumptions as to revenues, costs or other factors that may result in changes in our estimates of future cash flows. We can provide no assurance that a material impairment charge will not occur in a future period. Such a charge could negatively affect our results of operations and financial position. We will continue to monitor on an ongoing basis the recoverability of the carrying value of our goodwill and other long-lived assets (see “Critical Accounting Policies and Estimates” in Part II, Item 7).

Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.

As of December 31, 2017, we have approximately 66 employees in Utah, a significant territory in our geographic footprint, who are covered by a collective bargaining agreement and approximately 2,027 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

We have operations throughout the United States, which exposes us to multiple state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.

Our 83 branch locations in the United States are located in 22 different states, which exposes us to a host of different state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.

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

Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if a contaminated property is not currently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of our operations (which involve the use of petroleum products, solvents and other hazardous substances for fueling and maintaining our equipment and vehicles), there can be no assurance that prior site assessments or investigations have identified all potential instances of soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities, which may be material.

Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations

The Tax Cuts and Jobs Act of 2017 (the “Act”) signed into law on December 22, 2017 results in significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate (from 35% to 21%) and limitations on certain corporate deductions and credits, among other changes. As of December 31, 2017, we have not completed our accounting for all the tax effects of the Act. However, we have made a reasonable estimate of the effects of the Act on our existing deferred tax balances.

Our analysis of potential future impacts from the Act is ongoing. Certain of these changes could potentially impact the measurement of our tax balances as well as have a future negative impact on our business, as could any uncertainty in terms of the implementation and interpretation of the new changes. In addition, adverse changes in the underlying profitability and financial outlook of our operations or future changes in tax law could lead to changes in the value of tax assets or liabilities that we currently or in the future may hold, which could materially affect our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 15, 2018, we had a network of 83 full-service facilities, serving approximately 39,600 customers across 22 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 83 total facilities, we own 11 of our locations and lease 72 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama (2)		Montana (2)
Birmingham	Leased	Belgrade	Leased
Huntsville	Leased	Billings	Leased
Arizona (2)		New Mexico (1)
Phoenix	Owned	Albuquerque	Leased
Tucson	Owned	Nevada (2)
Arkansas (2)		Las Vegas	Leased
Little Rock	Owned	Reno	Leased
Springdale	Owned	North Carolina (5)
California (8)		Arden	Leased
Bakersfield	Leased	Durham	Leased
Benicia	Leased	Charlotte	Leased
Fontana	Leased	Raleigh	Leased
La Mirada	Leased	Winston-Salem	Leased
Sacramento	Leased	Oklahoma (2)
San Diego	Leased	Oklahoma City	Leased
San Francisco	Leased	Tulsa	Leased
San Jose	Leased	South Carolina (3)
Colorado (6)		Charleston	Leased
Colorado Springs	Leased	Columbia	Leased
Commerce City	Leased	Greenville	Leased
Denver	Owned	Tennessee (3)
Erie	Leased	Chattanooga	Leased
Fort Collins	Leased	Memphis	Leased
Greeley	Leased	Nashville	Leased
Florida (5)		Texas (15)
Fort Myers	Leased	Austin	Leased
Jacksonville	Leased	Beaumont	Leased
Orlando	Leased	Corpus Christi	Leased
Pompano Beach	Leased	Dallas(2)	Leased(1) Owned(1)
Tampa	Leased	Fort Worth	Leased
Georgia (3)		Freeport	Leased
Atlanta	Leased	Houston(2)	Leased(2)
Savannah	Leased	Katy	Leased
Suwannee	Leased	Lubbock	Leased
Idaho (2)		Mesquite	Leased
Boise	Leased	Midland	Leased
Coeur d’Alene	Leased	Pasadena	Leased
Louisiana (9)		San Antonio	Leased
Alexandria	Leased	Utah (2)
Baton Rouge	Owned	Salt Lake City	Leased
Belle Chasse	Leased	St. George	Leased
Kenner	Owned	Virginia (4)
Lafayette	Leased	Ashland	Owned
Lake Charles	Leased	Norfolk	Leased
New Orleans	Leased	Roanoke	Owned
Shreveport(2)	Leased(2)	Warrenton	Owned
Maryland (2)		Washington(2)
Baltimore	Leased	Seattle	Leased
Forestville	Leased	Lynwood	Leased
Mississippi (1)
Jackson	Leased

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to 100 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 314 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

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

Market Information

Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.” The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common stock as reported by Nasdaq for the years ended December 31, 2017 and 2016.

	High	Low
Year ended December 31, 2017
First quarter	$27.54	$21.30
Second quarter	25.12	17.44
Third quarter	30.21	19.27
Fourth quarter	40.83	27.46
Year ended December 31, 2016
First quarter	$18.15	$10.12
Second quarter	20.83	16.72
Third quarter	20.05	14.82
Fourth quarter	24.29	12.72

Holders

As of December 31, 2017, there were 153 stockholders of record of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

Dividends

During the years ended December 31, 2017 and 2016, the Company paid quarterly cash dividends totaling $1.10 per share in each year, or approximately $39.2 million and $39.1 million, respectively. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc.’s common stock beginning on December 31, 2012 and for each subsequent quarter period end through and including December 31, 2017, with the cumulative returns of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. In our Annual Reports on Form 10-K for the years ended December 31, 2013, 2014 and 2015, we included within our peer group, Hertz Global Holdings, which previously owned Herc Holdings Inc., the then parent company of Herc Rentals Inc., Hertz’s equipment rental business. On July 1, 2016, Herc Holdings Inc. was separated from Hertz Global Holdings, Inc. and became an independent, publicly-traded corporation. Accordingly, we have excluded Herc Holdings Inc. and Hertz Global Holdings, Inc. from our industry peer group in the five-year Performance Graph below.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on December 31, 2012. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
H&E Equipment Services, Inc.	$100.00	$162.01	$241.85	$136.96	$142.28	$225.10
Russell 2000 Index	100.00	123.69	140.49	144.50	150.83	182.80
Peer Group	100.00	123.19	182.25	151.34	156.58	241.55

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

Issuer Purchases of Equity Securities

On October 12, 2017, 2,982 shares of non-vested stock that were issued in 2015 vested at $30.15 per share. The holder of those vested shares returned 966 shares of common stock to the Company during the quarter ended December 31, 2017 as payment for their withholding taxes. This resulted in an addition of 966 shares to treasury stock.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated statement of income data  and other financial data for the years ended December 31, 2017, 2016 and 2015 and balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of income data and other financial data for the years ended December 31, 2014 and 2013 and balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except per share amounts)
Statement of income data(1):
Revenues:
Equipment rentals	$479,016	$445,227	$443,024	$404,110	$338,935
New equipment sales	203,301	196,688	238,172	328,036	294,768
Used equipment sales	107,329	96,910	118,338	123,173	141,560
Parts sales	107,384	109,147	111,133	113,732	103,174
Services revenues	62,873	64,673	63,954	61,292	56,694
Other	70,116	65,492	65,210	60,069	52,625
Total revenues	1,030,019	978,137	1,039,831	1,090,412	987,756
Cost of revenues:
Rental depreciation	169,455	162,415	162,089	146,055	121,948
Rental expense	77,706	71,694	71,950	61,916	55,338
New equipment sales	180,702	175,556	212,235	289,526	262,887
Used equipment sales	74,132	66,738	81,338	84,936	100,693
Parts sales	77,713	78,966	80,830	81,106	74,241
Services revenues	21,111	21,839	21,693	21,507	21,034
Other	69,292	65,318	63,964	57,428	49,779
Total cost of revenues	670,111	642,526	694,099	742,474	685,920
Gross profit:
Equipment rentals	231,855	211,118	208,985	196,139	161,649
New equipment sales	22,599	21,132	25,937	38,510	31,881
Used equipment sales	33,197	30,172	37,000	38,237	40,867
Parts sales	29,671	30,181	30,303	32,626	28,933
Services revenues	41,762	42,834	42,261	39,785	35,660
Other	824	174	1,246	2,641	2,846
Total gross profit	359,908	335,611	345,732	347,938	301,836
Selling, general and administrative expenses(2)	232,784	228,129	220,226	206,480	189,062
Merger breakup fee proceeds, net of merger costs(3)	5,782	—	—	—	—
Gain from sales of property and equipment, net	5,009	3,285	2,737	2,286	2,549
Income from operations	137,915	110,767	128,243	143,744	115,323
Other income (expense):
Interest expense(4)	(54,958)	(53,604)	(54,030)	(52,353)	(51,404)
Loss on early extinguishment of debt(5)	(25,363)	—	—	—	—
Other, net	1,750	1,867	1,463	1,293	1,228
Total other expense, net	(78,571)	(51,737)	(52,567)	(51,060)	(50,176)
Income before income taxes	59,344	59,030	75,676	92,684	65,147
Income tax provision (benefit)(6)	(50,314)	21,858	31,371	37,545	21,007
Net income	$109,658	$37,172	$44,305	$55,139	$44,140
Net income per common share:
Basic	$3.09	$1.05	$1.26	$1.57	$1.26
Diluted	$3.07	$1.05	$1.25	$1.56	$1.26
Weighted average common shares outstanding:
Basic	35,516	35,393	35,272	35,159	35,041
Diluted	35,699	35,480	35,343	35,249	35,146
Dividends declared per common share outstanding	$1.10	$1.10	$1.05	$0.50	$—

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands)
Other financial data:
Depreciation and amortization(7)	$193,245	$189,697	$186,457	$166,514	$138,903
Statement of cash flows:
Net cash provided by operating activities	226,199	176,979	206,620	158,318	138,652
Net cash used in investing activities	(153,075)	(114,410)	(101,759)	(296,643)	(179,590)
Net cash provided by (used in) financing activities	85,071	(62,045)	(113,563)	136,579	49,651

	As of December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands)
Balance sheet data:
Cash	$165,878	$7,683	$7,159	$15,861	$17,607
Rental equipment, net	904,824	893,816	893,393	889,706	688,710
Goodwill	31,197	31,197	31,197	31,197	31,197
Deferred financing costs, net(8)	3,772	1,964	2,777	2,850	2,638
Total assets(7)	1,467,717	1,241,611	1,299,511	1,356,990	1,088,289
Total debt(7)	945,574	792,057	814,070	888,918	731,233
Stockholders’ equity	216,793	142,765	142,588	133,367	94,812

(1)	See note 18 to the consolidated financial statements discussing segment information.
(2)

Stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 totaled $3.5 million, $3.0 million, $2.7 million, $2.6 million and $2.6 million, respectively.

(3)

As more fully described in note 3 to the audited consolidated financial statements included herein, pursuant to the terms of our merger agreement with Neff Corporation, we received a $13.2 million breakup fee concurrently with Neff’s termination of the merger agreement. Related merger transaction fees totaled $6.5 million. Estimated merger transaction fees related to our acquisition of CEC totaled $0.8 million, resulting in net proceeds of approximately $5.8 million for the year ended December 31, 2017.

(4)

Interest expense for the periods presented is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest (comprised of amortization of deferred financing costs and accretion (amortization) of note discount (premium)).

(5)

As more fully discussed in note 9 to the consolidated financial statements, we recorded in 2017 a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2017 of approximately $25.4 million, reflecting payment of $12.8 million of tender premiums associated with our repurchase of the Old Notes and $10.5 million of premiums in accordance with the indenture governing the Old Notes to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.0 million of unamortized deferred financing costs, related to the Old Notes.

(6)

On December 22, 2017, the Act was signed into law and as more fully discussed in note 12 to the consolidated financial statements, we recorded in the fourth quarter of 2017 a one-time decrease in income tax expense of $66.9 million. The decrease in income tax expense is the result of the re-measurement of our deferred tax assets and liabilities, resulting from the decrease in the corporate statutory federal income tax rate from 35% to 21% under the Act.

(7)	Excludes amortization of deferred financing costs and accretion (amortization) of note discount (premium), which are included in interest expense.
(8)

The line items for Total debt, Total assets, and Deferred financing costs, net, have been retrospectively adjusted for the 2015, 2014 and 2013 years to reflect the Company’s adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which was adopted on January 1, 2016. Total debt represents the carrying amounts for the periods presented, under the Credit Facility, senior unsecured notes and capital leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2017, and its results of operations for the year ended December 31, 2017, and should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

As of February 15, 2018, we operated 83 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

On January 4, 2018, we announced the completion, effective January 1, 2018, of our acquisition of Contractors Equipment Center, an equipment rental company serving the greater Denver, Colorado area with three branch locations.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year ended December 31, 2017, approximately 46.5% of our total revenues were attributable to equipment rentals, 19.7% of our total revenues were attributable to new equipment sales, 10.4% were attributable to used equipment sales, 10.5% were attributable to parts sales, 6.1% were attributable to our services revenues and 6.8% were attributable to non-segmented other revenues.

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2017 by business segment (see note 18 to our consolidated financial statements for further information regarding our business segments):

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

Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) a percentage of original equipment cost, and (2) the number of rental equipment units available for rent), rental rate trends and targets, rental equipment dollar utilization and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations. We recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year period ended December 31, 2017, our total cost of revenues was approximately $670.1 million. Our operating expenses consist principally of selling, general and administrative expenses. For the year ended December 31, 2017, our selling, general and administrative expenses were $232.8 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving senior secured credit facility (the “Credit Facility”), senior unsecured notes due 2025 and our capital lease obligations, as well as our extinguished senior unsecured notes due 2022 (the “Old Notes”) for the periods during which such Old Notes were outstanding. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and the accretion/amortization of note discount/premium are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2017 was $904.8 million, or approximately 61.7% of our total assets. Our rental fleet as of December 31, 2017 consisted of 31,387 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.4 billion. As of December 31, 2017, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	22,052	70.3%	$925.2	66.0%	37.4
Cranes	285	0.9%	101.5	7.2%	52.7
Earthmoving	3,213	10.2%	274.4	19.6%	25.0
Industrial Lift Trucks	1,002	3.2%	31.5	2.2%	26.9
Other	4,835	15.4%	69.9	5.0%	28.9
Total	31,387	100.0%	$1,402.5	100.0%	34.6

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

The original acquisition cost of our gross rental fleet increased by approximately $68.9 million, or 5.2%, for the year ended December 31, 2017. The average age of our rental fleet equipment increased by approximately 1.6 months for the year ended December 31, 2017.

Our average rental rates for the year ended December 31, 2017 were approximately 0.2% higher than the year ended December 31, 2016 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the year ended December 31, 2017 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

•Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. However, the decline in oil and natural gas prices and the related downturn in oil industry activities during fiscal years 2014, 2015 and 2016 have resulted in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Although oil prices have subsequently stabilized and improved slightly, we believe the uncertainty regarding future oil prices continues to impact customer capital expenditure decisions.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 46 of this Annual Report on Form 10-K.

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

Revenue Recognition. Our revenue recognition policies vary by reporting segment. Pursuant to Topic 605 and other legacy industry-specific revenue recognition guidance, revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from the sale of new and used equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled, risk of ownership has been transferred and collectibility is reasonably assured. Services revenue is recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges and are generally recognized at the time the service has been provided.

We account for equipment that we rent as operating leases. Pursuant to Topic 840, we recognize revenue from equipment rentals in the period earned, regardless of the timing of the billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenue is earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue earned is appropriately stated in the periods presented

See also the “Recent Accounting Pronouncements” discussion below on page 48 for new accounting revenue recognition guidance related to revenue from contracts with customers.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2017, 2016 and 2015 were approximately 0.4%, 0.3% and 0.3%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

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

The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2017 was $169.5 million. For the year ended December 31, 2017, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or Aerial Work Platforms	Cranes	Earth- moving	Industrial Lift Trucks	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2017
Depreciation expense for the year ended December 31, 2017	$90.4	$12.1	$49.0	$4.7	$13.3	$169.5
Increase of 2 years in useful life	73.0	9.2	30.1	3.4	14.0	129.7
Decrease of 2 years in useful life	109.5	13.9	70.2	6.1	13.3	213.0

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $19.9 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $21.8 million.

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

Purchase Price Allocation. We have made significant acquisitions in the past and we intend to make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 (“ASC 350”), Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates.

With the exception of goodwill, long-lived fixed assets generally represent the largest component of our acquisitions. Typically, the long-lived fixed assets that we acquire are primarily comprised of rental fleet equipment. Historically, virtually all of the rental equipment that we have acquired through business combinations have been classified as “To be Used,” rather than as “To be Sold.” Equipment that we acquire and classify as “To be Used” is recorded at fair value, as determined by replacement cost of such equipment. Any significant inventories of new and used equipment acquired in the transaction are valued at fair value.

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

As of December 31, 2017, our goodwill was comprised of the following carrying values of three reporting units (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2017
Equipment Rentals Component 2	$18,700
Used Equipment Sales	6,137
Parts Sales	6,360
Total Goodwill	$31,197

ASC 350 allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. Considerable judgment is required by management in using the qualitative approach under ASC 350 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. ASC 350 suggests that a qualitative assessment may become less relevant over time. In other words, the longer it has been since the last quantitative assessment, the more difficult it could be for a company to conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Our most recent quantitative assessment of goodwill impairment was as of October 1, 2016, whereby we bypassed the qualitative assessment for each reporting unit and proceeded directly to Step 1 of the goodwill impairment test. Our goodwill impairment testing as of that date indicated that there was no impairment among our reporting units as estimated fair values exceeded their respective carrying amounts.

During 2017, we performed, as of October 1, a qualitative assessment and determined that it is more likely than not that the fair value of each of our reporting units is not less than its carrying value and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment. Based upon improving macroeconomic conditions, positive trends within our industry and market and continuing positive operating results in comparison to prior periods and our internal forecasts, as well as consideration of the cushion between the reporting unit’s fair value and carrying value from our prior quantitative analysis in 2016 as described above, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2017 valuation date and there was no goodwill impairment at October 1, 2017.

If the two-step goodwill test must be performed, we determine whether the fair value of our goodwill reporting units is greater than their carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. However, if the fair value of a reporting unit is less than its carrying value, then the second step of the impairment test is performed to determine the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss for the excess amount. See also the “Recent Accounting Pronouncements discussion below on page 48 for new accounting guidance, which removes Step 2 of the goodwill impairment test.

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

Inventories. We state our new and used equipment inventories at the lower of cost or net realizable value by specific identification. Parts and supplies are stated at the lower of the weighted average cost or net realizable value. We maintain allowances for damaged, slow-moving and unmarketable inventory to reflect the difference between the cost of the inventory and the estimated market value. Changes in product demand may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to inventory valuation are inherent in the preparation of financial statements.

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

Our U.S. federal tax returns for 2014 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2013 and subsequent years.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Included in the Act is a reduction in the corporate statutory tax rate from 35% to 21%, effective for us on January 1, 2018. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of US federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature).  As of December 31, 2017, we have not completed our accounting for all the tax effects of the enactment of the Act. However, with respect to this legislation, we recorded a one-time decrease in income tax expense of $66.9 million in the fourth quarter of 2017, due to a re-measurement of our deferred tax assets and liabilities resulting from the decrease in the corporate federal income tax rate from 35% to 21%.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the years ended December 31, 2017, 2016 and 2015. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues.

	For the Year Ended December 31,		Total Dollar Increase	Total Percentage Increase
	2017	2016	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment revenues:
Equipment rentals	$479,016	$445,227	$33,789	7.6%
New equipment sales	203,301	196,688	6,613	3.4%
Used equipment sales	107,329	96,910	10,419	10.8%
Parts sales	107,384	109,147	(1,763)	(1.6)%
Services revenues	62,873	64,673	(1,800)	(2.8)%
Non-Segmented other revenues	70,116	65,492	4,624	7.1%
Total revenues	$1,030,019	$978,137	$51,882	5.3%

Total Revenues. Our total revenues were $1.03 billion for the year ended December 31, 2017 compared to approximately $978.1 million for the year ended December 31, 2016, an increase of $51.9 million, or 5.3%. Revenues for our reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2017 increased $33.8 million, or 7.6%, to $479.0 million from $445.2 million in 2016. Rental revenues from aerial work platform equipment increased $30.7 million and earthmoving equipment rental revenues increased $5.5 million, while rental revenues from other equipment and lift trucks increased $2.8 million and $0.5 million, respectively. Partially offsetting these increases in equipment rental revenues was a $5.7 million decrease in crane rental revenues. Our average rental rates for the year ended December 31, 2017 increased 0.2% compared to the year ended December 31, 2016.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2017 increased 0.9% to 34.9% from 34.0% in 2016. The increase in comparative rental equipment dollar utilization was the result of an increase in rental equipment time utilization, combined with a 0.2% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 72.1% for the year ended December 31, 2017 compared to approximately 69.7% for the year ended December 31, 2016, an increase of 2.4%. The increase in equipment rental time utilization based on original equipment cost is largely reflective of increased demand for rental equipment, especially aerial work platform equipment. Rental equipment time utilization based on the number of rental equipment units available for rent was 69.7% for the year ended December 31, 2017, compared to approximately 67.0% in the same period the prior year, an increase of 2.7%.

New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2017 increased $6.6 million, or 3.4%, to $203.3 million from $196.7 million in 2016, as new crane sales increased $11.8 million. Sales of new other equipment increased $7.1 million and sales of new aerial work platform equipment increased $3.3 million. Partially offsetting these increases in new equipment sales were a $15.3 million decrease in new earthmoving equipment sales and a $0.3 million decrease in new lift truck sales.

Used Equipment Sales Revenues. Our used equipment sales increased $10.4 million, or 10.8%, to $107.3 million for the year ended December 31, 2017, from $96.9 million for the same period in 2016. Sales of used earthmoving equipment increased $5.4 million and sales of used cranes increased $3.1 million. Sales of used other equipment increased $1.2 million, while sales of used lift trucks and used aerial work platform equipment increased $0.5 million and $0.2 million, respectively.

Parts Sales Revenues. Our parts sales revenues decreased approximately $1.8 million, or 1.6%, to $107.4 million for the year ended December 31, 2017 from $109.1 million for the same period in 2016. The decrease in parts revenues was driven primarily by lower crane parts sales revenues.

Services Revenues. Our services revenues for the year ended December 31, 2017 decreased $1.8 million, or 2.8%, to $62.9 million from $64.7 million in the same period last year. The decrease in services revenues was due to lower crane services revenues and lower other equipment services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. For the year ended December 31, 2017, our other revenues were $70.1 million, an increase of approximately $4.6 million, or 7.1%, from $65.5 million in 2016. The increase was primarily due to an increase in hauling revenues, fuel charges and damage waiver income associated with the increase in our equipment rental activity.

Gross Profit.

	For the Year Ended December 31,		Total Dollar Change Increase	Total Percentage Change Increase
	2017	2016	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$231,855	$211,118	$20,737	9.8%
New equipment sales	22,599	21,132	1,467	6.9%
Used equipment sales	33,197	30,172	3,025	10.0%
Parts sales	29,671	30,181	(510)	(1.7)%
Services revenues	41,762	42,834	(1,072)	(2.5)%
Non-Segmented revenues	824	174	650	373.6%
Total gross profit	$359,908	$335,611	$24,297	7.2%

Total Gross Profit. Our total gross profit was $359.9 million for the year ended December 31, 2017 compared to $335.6 million for the year ended December 31, 2016, an increase of $24.3 million, or 7.2%. Total gross profit margin for the year ended December 31, 2017 was approximately 34.9%, an increase of 0.6% from the 34.3% gross profit margin for the same period in 2016. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2017 increased $20.7 million, or 9.8%, to approximately $231.9 million from $211.1 million in 2016. The increase in equipment rentals gross profit was the result of a $33.8 million increase in rental revenues for the year ended December 31, 2017, which was partially offset by a $7.l million increase in equipment rental depreciation expense and a $6.0 million increase in rental expenses. The increase in rental expenses is primarily due to higher repair costs and increased property taxes resulting from a larger rental fleet size. The increase in rental equipment depreciation expense is largely due also to a larger rental fleet size. Gross profit margin on equipment rentals for the year ended December 31, 2017 was approximately 48.4% compared to 47.4% for the same period in 2016, an increase of 1.0%. Depreciation expense was 35.4% of equipment rental revenues for the year ended December 31, 2017 compared to 36.5% for the same period in 2016, a decrease of 1.1%. As a percentage of equipment rental revenues, rental expenses were 16.2% for the year ended December 31, 2017 compared to approximately 16.1% for the same period last year, an increase of 0.1%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2017 increased $1.5 million, or 6.9%, to $22.6 million compared to $21.1 million for the same period in 2016 on an increase in total new equipment sales of $6.6 million. Gross profit margin on new equipment sales for the year ended December 31, 2017 was 11.1%, an increase of 0.4% from 10.7% in the same period in 2016, as a result of the mix of new equipment sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2017 increased $3.0 million, or 10.0%, to $33.2 million from $30.2 million in the same period in 2016 on an increase in used equipment sales of $10.4 million. Gross profit margin on used equipment sales for the year ended December 31, 2017 was 30.9%, down 0.2% from 31.1% for the same period last year, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 89.7% and 87.1% of our used equipment sales for the years ended December 31, 2017 and 2016, respectively, were approximately 149.6% and 152.4% of net book value for the years ended December 31, 2017 and 2016, respectively.

Parts Sales Gross Profit. For the year ended December 31, 2017, our parts sales revenue gross profit decreased $0.5 million, or 1.7%, to $29.7 million from $30.2 million for the same period in 2016 on a $1.8 million decrease in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2017 was 27.6%, a decrease of 0.1% from 27.7% in the same period in 2016, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the year ended December 31, 2017, our services revenues gross profit decreased approximately $1.1 million, or 2.5%, to $41.8 million from $42.8 million for the same period in 2016 on a $1.8 million decrease in services revenues. Gross profit margin on services revenues for the year ended December 31, 2017 was 66.4%, up 0.2% from 66.2% in the same period in 2016, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit increased approximately $0.6 million to $0.8 million for the year ended December 31, 2017 from $0.2 million for the same period in 2016 on a $4.6 million increase in non-segmented other revenues. Gross margin for the year ended December 31, 2017 was 1.2% compared to a gross margin of 0.3% in the same period last year, an increase of 0.9%, primarily reflective of improved margins on hauling revenues compared to last year.

Selling, General and Administrative Expenses. SG&A expenses increased $4.7 million, or 2.0%, to $232.8 million for the year ended December 31, 2017 compared to $228.1 million for the year ended December 31, 2016. The increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes, employee benefit expenses and other employee costs increased approximately $7.6 million, primarily as a result of a larger workforce compared to the same period last year, an increase in incentive compensation associated with our increase in current year revenues, and higher employer health insurance costs. Facility costs increased $1.6 million, comprised primarily of additional rent expense related to new branches opened since the fourth quarter of last year. Bad debt expense increased $0.9 million, while supplies expense and other general corporate overhead expenses increased $0.5 million. Partially offsetting these increases was a $4.1 million decrease in depreciation and amortization expense due to lower software amortization costs. Legal, professional and other service fees decreased $1.1 million. General liability insurance costs decreased $0.7 million.

Branches opened since January 1, 2016 with less than twelve full months of comparable operations in 2016 and 2017 contributed $3.6 million to the increase in our SG&A for the year ended December 31, 2017.

As a percentage of total revenues, SG&A expenses were 22.6% for the year ended December 31, 2017, a decrease of 0.7% from 23.3% for the same period last year, primarily as a result of the increase in 2017 total revenues.

Other Income (Expense). For the year ended December 31, 2017, our net other expenses increased $26.8 million to $78.6 million, compared to $51.7 million in 2016. Included in Other Income (Expense) for the year ended December 31, 2017 is a $25.4 million loss on the early extinguishment of debt (see discussion immediately below regarding the issuance of the New Notes).  Interest expense was $55.0 million for the year ended December 31, 2017 compared to $53.6 million for the year ended December 31, 2016, an increase of $1.4 million. The increase in interest expense is primarily related to the timing of the issuance of the New Notes in relation to the redemption of the Old Notes. Our New Notes were issued on August 24, 2017, while approximately $300.3 million of the Old

Notes remained outstanding until the September 25, 2017 redemption date. Miscellaneous other income was $1.8 million for the year ended December 31, 2017 compared to $1.9 million last year, a decrease of $0.1 million.

Loss on Early Extinguishment of Debt.  As more fully described in note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we recorded a one-time loss on the early extinguishment of debt in the year ended December 31, 2017 of approximately $25.4 million, reflecting payment of $12.8 million of tender premiums associated with our repurchase of the Old Notes and $10.5 million of premiums in accordance with the indenture governing the Old Notes to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.0 million of unamortized note premium, unaccreted note discount and unamortized deferred financing costs, in each case, related to the Old Notes.

Merger Breakup Fee, net of Merger Costs.  As more fully described in note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, pursuant to the terms of our terminated merger agreement with Neff Corporation (“Neff”), in August 2017 we received a $13.2 million breakup fee concurrently with Neff’s termination of the merger agreement. Merger fees related to the proposed Neff merger totaled $6.5 million and estimated merger fees for the year ended December 31, 2017 associated with our acquisition of CEC in January 2018 totaled $0.8 million, resulting in net breakup fees of approximately $5.8 million for the year ended December 31, 2017.

Income Taxes. We recorded an income tax benefit of approximately $50.3 million for the year ended December 31, 2017 compared to income tax expense of approximately $21.9 million for the year ended December 31, 2016. On December 22, 2017, the Act was signed into law. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. With respect to U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e. upon presidential signature). Therefore, we recorded in the fourth quarter of 2017 a one-time decrease in income tax expense of $66.9 million from the re-measurement of our deferred tax assets and liabilities resulting from the decrease in the corporate federal income tax rate from 35% to 21% under the Act.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at December 31, 2017 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations. However, for the year ended December 31, 2017, we increased our valuation allowance by $0.5 million for certain state net operating losses that may not be utilized.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues.

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2016	2015	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment revenues:
Equipment rentals	$445,227	$443,024	$2,203	0.5%
New equipment sales	196,688	238,172	(41,484)	(17.4)%
Used equipment sales	96,910	118,338	(21,428)	(18.1)%
Parts sales	109,147	111,133	(1,986)	(1.8)%
Services revenues	64,673	63,954	719	1.1%
Non-Segmented other revenues	65,492	65,210	282	0.4%
Total revenues	$978,137	$1,039,831	$(61,694)	(5.9)%

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

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2016 decreased 0.6% to 34.0% from 34.6% in 2015. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization, combined with a 0.6% decline in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 69.7% for the year ended December 31, 2016 compared to approximately 70.9% for the year ended December 31, 2015, a decrease of 1.2%. The decrease in equipment rental time utilization based on original equipment cost is largely reflective of multiple significant rain and flooding events in the Company’s Louisiana, Texas and Arkansas markets during 2016 combined with lower utilization in the Company’s oil and gas markets. Rental equipment time utilization based on the number of rental equipment units available for rent was 67.0% for the year ended December 31, 2016, compared to approximately 67.9% for year ended December 31, 2015, a decrease of 0.9%.

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

Used Equipment Sales Revenues. Our used equipment sales decreased $21.4 million, or 18.1%, to $96.9 million for the year ended December 31, 2016, from $118.3 million for the same period in 2015. Sales of used cranes decreased $14.3 million and sales of used aerial work platform equipment decreased $7.3 million. Used other equipment sales decreased $1.3 million and used earthmoving equipment sales decreased $0.1 million, respectively. Partially offsetting these decreases was an increase in sales of used lift trucks of $1.6 million. The overall decrease in used equipment sales is largely due to a decrease in sales of used equipment from the Company’s rental equipment fleet in 2016 compared to 2015.

Parts Sales Revenues. Our parts sales revenues decreased $2.0 million, or 1.8%, to $109.1 million for the year ended December 31, 2016 from $111.1 million for the same period in 2015. The decrease in parts revenues was driven primarily by lower crane and earthmoving parts sales revenues.

Services Revenues. Our services revenues for the year ended December 31, 2016 increased $0.7 million, or 1.1%, to $64.7 million from $64.0 million in 2015. The increase was primarily due to higher services revenue related to aerial work platform equipment and earthmoving equipment.

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

Gross Profit.

	For the Year Ended			Total
	December 31,		Total Dollar	Percentage
	2016	2015	Change Increase (Decrease)	Change Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$211,118	$208,985	$2,133	1.0%
New equipment sales	21,132	25,937	(4,805)	(18.5)%
Used equipment sales	30,172	37,000	(6,828)	(18.5)%
Parts sales	30,181	30,303	(122)	(0.4)%
Services revenues	42,834	42,261	573	1.4%
Non-Segmented revenues	174	1,246	(1,072)	(86.0)%
Total gross profit	$335,611	$345,732	$(10,121)	(2.9)%

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

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2016 increased $2.1 million, or 1.0%, to $211.1 million from $209.0 million in 2015. The increase in equipment rentals gross profit was the result of a $2.2 million increase in rental revenues for the year ended December 31, 2016 and a $0.2 million decrease in rental expenses, which was partially offset by a $0.3 million increase in equipment rental depreciation expense. Gross profit margin on equipment rentals for the year ended December 31, 2016 was approximately 47.4% compared to 47.2% for the same period in 2015, an increase of 0.2%. Depreciation expense was 36.5% of equipment rental revenues for the year ended December 31, 2016 compared to 36.6% for the same period in 2015, a decrease of 0.1%. As a percentage of equipment rental revenues, rental expenses were 16.1% for the year ended December 31, 2016 compared to approximately 16.3% for the same period in 2015, a decrease of 0.2%.

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

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2016 decreased $6.8 million, or 18.5%, to $30.2 million from $37.0 million in the same period in 2015 on a decrease in used equipment sales of $21.4 million. Gross profit margin on used equipment sales for the year ended December 31, 2016 was 31.1%, down 0.2% from 31.3% for the same period in 2015, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 87.1% and 84.1% of our used equipment sales for the years ended December 31, 2016 and 2015, respectively, were approximately 152.4% and 154.5% of net book value for the years ended December 31, 2016 and 2015, respectively.

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

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit decreased $1.1 million, or 86.0%, to $0.2 million for the year ended December 31, 2016 from approximately $1.3 million for the same period in 2015 on a $0.3 million increase in non-segmented other revenues. Gross margin for the year ended December 31, 2016 was 0.3% compared to a gross margin of 1.9% in the same period in 2015, a decrease of 1.6%, primarily reflective of higher costs and lower margins on hauling revenues.

Selling, General and Administrative Expenses. SG&A expenses increased $7.9 million, or 3.6%, to $228.1 million for the year ended December 31, 2016 compared to $220.2 million for the year ended December 31, 2015. The increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit expenses increased approximately $3.7 million, primarily as a result of a larger workforce compared to the same period in 2015 and higher employer health insurance costs. Facility costs increased $2.8 million, comprised primarily of additional rent expense related to new branches opened since the fourth quarter of 2015. Legal and other professional services increased $1.9 million and depreciation expense increased $1.0 million. Property taxes increased $0.7 million. Partially offsetting these increases was a $1.9 million decrease in employee education, training and related travel costs.  Bad debt expense decreased $0.4 million. Of the $7.9 million increase in SG&A expenses, approximately $6.3 million was attributable to branches opened since December 31, 2014 with less than 12 full months of comparable operations in either or both of the years ended December 31, 2015 and 2016. As a percentage of total revenues, SG&A expenses were 23.3% for the year ended December 31, 2016, an increase of 2.1% from 21.2% for the same period in 2015, primarily as a result of the decrease in total revenues for the year ended December 31, 2016 (driven primarily by the decrease in new and used equipment sales revenues) combined with the increase in costs noted above.

Other Income (Expense). For the year ended December 31, 2016, our net other expenses decreased $0.8 million to $51.7 million compared to approximately $52.5 million for the same period in 2015. Interest expense was $53.6 million for the year ended December 31, 2016 compared to $54.0 million for the same period in 2015, a decrease of $0.4 million. The decrease in interest expense is due to lower average borrowings under the Company’s Senior Secured Credit Facility and lower average amounts outstanding on manufacturer flooring plans payable during the year ended December 31, 2016 compared to the same period in 2015. Miscellaneous other income was $1.9 million for the year ended December 31, 2016 compared to $1.5 million for the same period in 2015, an increase of $0.4 million.

Income Taxes. We recorded income tax expense of approximately $21.9 million for the year ended December 31, 2016 compared to income tax expense of approximately $31.4 million for the year ended December 31, 2015. Our effective income tax rate was approximately 37.0% for the year ended December 31, 2016 compared to 41.5% for the same period in 2015, a decrease of 4.5%. The decrease in our effective tax rate is primarily due to a decrease in our blended state income tax rate, realized in the fourth quarter of 2016, resulting from changes in apportionment factors and state statutory income tax rates. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at December 31, 2016 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations. For the year ended December 31, 2016, a valuation allowance of $0.2 million was created for certain state net operating losses expiring soon that may not be utilized.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2017, the cash provided by our operating activities was $226.2 million. Our reported net income of $109.7 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, (including net amortization (accretion) of note discount (premium)), deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $249.8 million. These cash flows from operating activities were also positively impacted by a $50.3 increase in accounts payable and an $8.2 million increase in accrued expenses and other liabilities. Partially offsetting these positive cash flows were a $40.0 million increase in receivables, a $31.8 million increase in inventories, an $8.8 million decrease in manufacturing flooring plans payable and a $1.7 million increase in prepared expenses and other assets.

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

Cash Flow from Investing Activities. For the year ended December 31, 2017, cash provided by our investing activities was exceeded by cash used in our investing activities, resulting in net cash used in our investing activities of approximately $153.1 million. This was a result of purchases of rental and non-rental equipment totaling $256.7 million, which was partially offset by proceeds from the sale of rental and non-rental equipment of approximately $103.6 million.

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

Cash Flow from Financing Activities. For the year ended December 31, 2017, the cash provided by our financing activities was approximately $85.1 million. Dividends totaling approximately $39.2 million, or $1.10 per common share, were paid during the year period ended December 31, 2017. Net payments under the Credit Facility were $162.6 million. Payments on capital lease obligations were $0.2 million. Purchases of treasury stock were $0.8 million. In connection with the redemption of our Old Notes, we paid $653.3 million, representing aggregate principal payments of $630.0 million and tender and redemption premiums totaling approximately $23.3 million. In connection with the issuance of our New Notes and Add-on Notes, we received net proceeds of $958.5 million. Deferred financing costs paid in connection with the New Notes and Add-on Notes as well as the Credit Facility totaled $17.3 million.

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2017, we were in compliance with these covenants.

On November 22, 2017, we closed on an offering of $200 million aggregate principal amount of 5.625% senior notes due 2025 (the “Add-on Notes”) in an unregistered offering through a private placement. The Add-on Notes were priced at 104.25% of the principal amount. Net proceeds from the offering of the Add-on Notes, including accrued interest from August 24, 2017 totaled approximately $209.2 million. The net proceeds of the offering, was used to repay indebtedness outstanding under the Company’s existing senior secured credit facility (the “Credit Facility”) and for the payment of fees and expenses related to the offering. The remainder of the net proceeds will be used for general corporate purposes and to fund potential acquisitions in connection with our ongoing strategy of acquiring rental companies to complement our existing business and footprint.

The Add-on Notes were issued as additional notes under an indenture dated as of August 24, 2017, pursuant to which we previously issued the New Notes as described above. The Add-on Notes have identical terms to, rank equally with and form a part of a single class of securities with the New Notes.

Pursuant to a registration rights agreement entered into between us, the guarantors of the New Notes and the initial purchasers of the New Notes, we agreed to make an offer to exchange (the “Exchange Offer”) the New Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New Notes (except that the exchange notes will not contain any transfer restrictions) within a certain period of time following the completion of the offering. On January 17, 2018, the Company filed a registration statement on Form S-4 with respect to an offer to exchange the New and Add-on Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New and Add-on Notes (except that the exchange notes do not contain any transfer restrictions). This exchange offer is expected to launch and close in the first quarter of 2018.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC (as successor to General Electric Capital Corporation) as administrative agent, and the lenders named therein.

On December 22, 2017, we amended, extended and restated the Credit Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, the other credit parties named therein, the lenders named therein, Wells Fargo Capital

Finance, LLC, as administrative agent, the other credit parties named therein, the lenders named therein, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent named therein.

The Amended and Restated Credit Agreement, among other things, (i) extends the maturity date of the credit facility from May 21, 2019 to December 22, 2022, (ii) increases the commitments under the senior secured asset based revolver provided for therein from $602.5 million to $750 million, (iii) increases the uncommitted incremental revolving capacity from $150 million to $250 million, (iv) provides that the unused line fee margin will be either 0.375% or 0.25%, depending on the Average Revolver Usage (as defined in the Amended and Restated Credit Agreement) of the borrowers, (v) lowers the interest rate (a) in the case of base rate revolving loans, to the base rate plus an applicable margin of 0.50% to 1.00% depending on the Average Availability (as defined in the Amended and Restated Credit Agreement) and (b) in the case of LIBOR revolving loans, to LIBOR (as defined in the Amended and Restated Credit Agreement) plus an applicable margin of 1.50% to 2.00%, depending on the Average Availability, (vi) lowers the margin applicable to the letter of credit fee to between 1.50% and 2.00%, depending on the Average Availability, and (vii) permits, subject to certain conditions, an unlimited amount of Permitted Acquisitions, Restricted Payments and prepayments of Indebtedness (in each case, as defined in the Amended and Restated Credit Agreement).

The Amended and Restated Credit Agreement continues to provide for, among other things, a $30 million letter of credit sub-facility, and a guaranty by certain of the Company’s subsidiaries of the obligations under the credit facility. In addition, the credit facility remains secured by substantially all of the assets of the Company and certain of its subsidiaries.

At December 31, 2017, we had no borrowings under the credit facility and we could borrow up to $742.3 million and remain in compliance with the debt covenants under the Company’s credit facility. At February 15, 2018, we had $742.3 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2017 were approximately $244.7 million, including $10.5 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2017 were $22.5 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of February 15, 2018, we had $742.3 million of available borrowings under the Credit Facility, net of a $7.7 million outstanding letter of credit.

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

Quarterly Dividend

On each of February 15, 2017, May 22, 2017, August 21, 2017 and November 8, 2017, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which were paid on March 10, 2017, June 16 2017, September 11, 2017 and December 11, 2017, respectively, totaling approximately $39.2 million. On February 19, 2018, the Company announced a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on February 27, 2018, which is to be paid on March 9, 2018.

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

Contractual and Commercial Commitments

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2017.

	Payments Due by Year
	Total	2018	2019-2020	2021-2022	Thereafter
	(Amounts in thousands)
Senior unsecured notes payable	$950,000	$—	$—	$—	$950,000
Interest payments on senior unsecured notes (1)	428,539	50,023	106,875	106,875	164,766
Credit Facility	—	—	—	—	—
Interest payments on Credit Facility (1)	13,849	2,783	5,567	5,499	—
Capital lease obligations (including interest) (2)	1,963	333	666	456	508
Operating leases (3)	180,707	20,171	39,896	34,662	85,978
Other long-term obligations (4)	22,001	11,344	10,657	—	—
Total contractual cash obligations (5)	$1,597,059	$84,654	$163,661	$147,492	$1,201,252

(1)At December 31, 2017, we had no outstanding borrowing under the Credit Facility. Amounts in the table above represent the unused commitment fee (based on borrowing availability). Fees on the Credit Facility assume no borrowings through the term of the Credit Facility.

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

(5)We had an unrecognized tax benefit of approximately $0.1 million at December 31, 2017, which is not included in the table that relates to state income taxes and would require tax payments should the state taxing authorities determine and asses any tax liability with respect to the benefit.

As of December 31, 2017, we had a standby letter of credit issued under our Credit Facility totaling $7.7 million. On January 1, 2018, we renewed the letter of credit for $7.7 million for a one-year term, expiring on January 1, 2019.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had for the three most recent fiscal years ended, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Acquisitions and Start-up Facilities

We periodically engage in evaluations of potential acquisitions and start-up facilities. We intend to continue to evaluate and pursue, on an opportunistic basis, acquisitions which meet our selection criteria, and we are focused on identifying and acquiring rental companies to complement our existing business, broaden our geographic footprint, and increase our density in existing markets. Recently, on January 4, 2018, we announced the completion of our acquisition of Contractors Equipment Center, an equipment rental company serving the greater Denver, Colorado area with three branch locations, for approximately $124.0 million in cash. On January 29, 2018, we announced the entry into a definitive agreement to acquire Rental Inc., an equipment rental company with five branch locations in Alabama and Florida, for approximately $68.6 million in cash. This transaction is subject to customary closing conditions and is expected to close during the first quarter of 2018.

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

Topic 606 clarifies the principles for revenue recognition. Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Topic 606 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 permits the use of either a retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying Topic 606 at the date of adoption. Topic 606 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt Topic 606 as of January 1, 2018 using a full retrospective application to each prior period presented. Below is our evaluation of the impact from the adoption of Topic 606.

Revenues from equipment rentals accounted for 46.5% of our total revenues for the year ended December 31, 2017. Based on our analysis of Topic 606, we have determined that the accounting for equipment rental revenues is outside the scope of Topic 606. Therefore, upon our adoption of the new revenue recognition guidance on January 1, 2018, we will recognize our revenues pursuant to two different accounting standards. Revenues from equipment rentals will continue to be accounted for pursuant to current lease accounting guidance until our adoption of the new lease accounting standard in 2019 (as further discussed below in the Topic 842 pending lease accounting guidance), while revenues from new and used equipment sales, parts and services revenues and other revenues will be subject to Topic 606 upon adoption and are further described below.

Sales of new and used equipment accounted for 30.2% of our total revenues for the year ended December 31, 2017. Parts and services revenues comprised 16.5% of our total revenues for the year ended December 31, 2017. The primary impact to these revenue streams from the adoption of Topic 606 will relate to the accounting treatment of shipping and handling revenues, some of which shipping and handling revenues we currently include in other revenues in our consolidated statements of income. Other revenues comprised approximately 6.8% of our total revenues for the year ended December 31, 2017.

Pursuant to Topic 606, shipping and handling activities that are performed before the customer obtains control of the good are not a separate promised service to the customer. Rather, shipping and handling activities fulfill an entity’s promise to transfer the good. While the timing of our revenue recognition related to our shipping and handling activities, such as hauling revenues related to new and used equipment sales, maintenance and repair services, as well as parts freight, will not change upon adoption of the new guidance, we believe that Topic 606 requires revenues related to shipping and handling activities to be treated as fulfillment activities when the customer obtains control of the good after the shipping and handling activities are performed. In such contract arrangements, shipping and handling revenues will be included and presented within our respective segmented revenues consolidated statement of income line items rather than in our non-segmented other revenues line item. Related shipping and handling costs included in the non-segmented other costs of revenues line item in our consolidated statements of income should likewise be conformed and presented within our respective segment costs of revenues line items.

While this change will only impact how our shipping and handling activities are presented within our revenues (and costs of revenues) line items within the consolidated statements of income and does not impact total revenues or total costs of revenues, this change will impact the calculated gross profit (and gross margin) for our segmented and non-segmented revenues in comparison to how we have historically calculated those measures. Shipping and handling type revenues included in other revenues were approximately $7.9 million for the year ended December 31, 2017, or approximately 0.7% of total revenues.

Implementing the above changes to our financial reporting processes will not result in a material change to our internal controls over financial reporting.

With respect to shipping and handling activities related to our equipment rental operations, we have determined that such hauling activities are a separate performance obligation as control passes to the customer when the rental equipment leaves our facility. Therefore, we will continue to account for our rental equipment hauling activities as a separate performance obligation, resulting in no change to our historical presentation of hauling activities in other revenues (and other costs of revenues) in our consolidated statements of income.

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

Our operating leases include the real estate where all but 11 of our 80 branch locations are located as of December 31, 2017. Additionally, the Company leases numerous types of non-rental equipment. Given the size of our lease portfolio, we expect that the new standard will have a material effect on our consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities for our existing operating leases. We have begun accumulating the information related to these leases but have not completed our comprehensive analysis of those leases and are unable to quantify the impact to our consolidated financial statements at this time. We are also concurrently evaluating our internal processes and controls over financial reporting with respect to the impact that the new lease standard will have on our lease administration activities.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 will be effective for us as of January 1, 2020. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our trade accounts receivables. While we believe that our current methodology for estimating the allowance for doubtful accounts on our trade accounts receivables is reasonable, we have not concluded whether the application of the CECL model, when compared to our current methodology, will have a material impact to our allowance for doubtful accounts.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which aims to eliminate the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows. The guidance addresses the following specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017. The guidance requires retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our consolidated financial statements.

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

Recent Accounting Pronouncements Adopted in the First Quarter of 2017

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 provides guidance on simplifying the measurement of inventory. The previous standard measured inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updated this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. We adopted ASU 2015-11 on January 1, 2017 on a prospective basis. The adoption of ASU 2015-11 did not result in a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2017.

In March 2016, the FASB Issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). The amendments in ASU 2016-06 clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. ASU 2016-06 became effective for us on January 1, 2017 and did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2017.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changed how companies previously accounted for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of such awards in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies resulting from the vesting or exercise of stock-based compensation awards to be recognized in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. Accordingly, excess tax benefits of approximately $0.1 million were recognized as a discrete item in our income tax expense in the three month period and year ended December 31, 2017. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares. This change did not have a material impact to the calculation of weighted average shares outstanding for the year ended December 31, 2017.

ASU 2016-09 eliminated the prior guidance requirement that allowed under certain circumstances the realization of excess tax benefits prior to recognition of those excess tax benefits. Under prior guidance, companies could not recognize excess tax benefits when an option was exercised or a share vested if the related tax deduction increased a net operating loss carryforward rather than reduced income taxes payable. ASU 2016-09 requires companies to apply this part of the guidance using a modified retrospective transition method and record a cumulative effect adjustment for previously unrecognized excess tax benefits. Accordingly, we recorded a cumulative effect adjustment to accumulated deficit as of January 1, 2017 of approximately $0.9 million for all excess tax benefits that had not been previously recognized because the related tax deduction had not reduced income taxes payable.

ASU 2016-09 also clarified that an entity should classify excess tax benefits along with other income tax cash flows as an operating activity in the statement of cash flows. This change eliminates the prior practice of grossing up the statement of cash flows for the effect of windfalls, i.e. reporting windfalls as outflows in operating activities and as inflows in financing activities. Under ASU 2016-09, the effect of windfalls will generally be reflected in net income from continuing operations under the indirect method. We have adopted this portion of the guidance on a retrospective basis. ASU 2016-09 also clarifies that employee taxes paid when an employer withholds shares of stock for tax withholding purposes be reported as financing activities in the consolidated statements of cash flows, which is how the Company has historically presented such activities in our statement of cash flows.

We have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.  Additional amendments to the accounting for statutory withholding tax requirements had no impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.50% to 1.00%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.50% to 2.00%, depending on the leverage ratio, in the case of LIBOR revolving loans. At December 31, 2017, we had no borrowings outstanding under the credit facility At February 15, 2018, we had $742.3 million of available borrowings under the Credit Facility, net of a $7.7 million outstanding letter of credit. We did not have significant exposure to changing interest rates as of December 31, 2017 on the fixed-rate New Notes and Add-on Notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8.Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries

See note 17 to the consolidated financial statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in Item 15(a)(2) of this annual report on Form 10-K (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Dallas, Texas

February 22, 2018

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2017	2016
	(Amounts in thousands, except share amounts)
Assets
Cash	$165,878	$7,683
Receivables, net of allowance for doubtful accounts of $3,774 and $3,769, respectively	176,081	140,037
Inventories, net of reserves for obsolescence of $947 and $900, respectively	75,004	53,909
Prepaid expenses and other assets	9,172	7,513
Rental equipment, net of accumulated depreciation of $495,940 and $437,522, respectively	904,824	893,816
Property and equipment, net of accumulated depreciation and amortization of $131,500 and $118,812, respectively	101,789	105,492
Deferred financing costs, net of accumulated amortization of $12,946 and $12,160, respectively	3,772	1,964
Goodwill	31,197	31,197
Total assets	$1,467,717	$1,241,611
Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$—	$162,642
Accounts payable	89,781	39,432
Manufacturer flooring plans payable	22,002	30,780
Accrued expenses payable and other liabilities	65,095	56,833
Dividends payable	150	67
Senior unsecured notes, net of unaccreted discount of $3,644 and $952 and deferred financing costs of $2,267 and $1,339, respectively	944,088	627,711
Capital leases payable	1,486	1,704
Deferred income taxes	126,419	177,835
Deferred compensation payable	1,903	1,842
Total liabilities	1,250,924	1,098,846
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,623,773 and 39,496,759 shares issued at December 31, 2017 and 2016, respectively, and 35,646,585 and 35,554,491 shares outstanding at December 31, 2017 and 2016, respectively	395	394
Additional paid-in capital	227,070	223,544
Treasury stock at cost, 3,977,188 and 3,942,268 shares of common stock held at December 31, 2017 and 2016, respectively	(61,749)	(60,966)
Retained earnings (accumulated deficit)	51,077	(20,207)
Total stockholders’ equity	216,793	142,765
Total liabilities and stockholders’ equity	$1,467,717	$1,241,611

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016	2015
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$479,016	$445,227	$443,024
New equipment sales	203,301	196,688	238,172
Used equipment sales	107,329	96,910	118,338
Parts sales	107,384	109,147	111,133
Services revenues	62,873	64,673	63,954
Other	70,116	65,492	65,210
Total revenues	1,030,019	978,137	1,039,831
Cost of revenues:
Rental depreciation	169,455	162,415	162,089
Rental expense	77,706	71,694	71,950
New equipment sales	180,702	175,556	212,235
Used equipment sales	74,132	66,738	81,338
Parts sales	77,713	78,966	80,830
Services revenues	21,111	21,839	21,693
Other	69,292	65,318	63,964
Total cost of revenues	670,111	642,526	694,099
Gross profit	359,908	335,611	345,732
Selling, general and administrative expenses	232,784	228,129	220,226
Merger breakup fee proceeds, net of merger costs	5,782	—	—
Gain from sales of property and equipment, net	5,009	3,285	2,737
Income from operations	137,915	110,767	128,243
Other income (expense):
Interest expense	(54,958)	(53,604)	(54,030)
Loss on early extinguishment of debt	(25,363)	—	—
Other, net	1,750	1,867	1,463
Total other expense, net	(78,571)	(51,737)	(52,567)
Income before provision (benefit) for income taxes	59,344	59,030	75,676
Provision (benefit) for income taxes	(50,314)	21,858	31,371
Net income	$109,658	$37,172	$44,305
Net income per common share:
Basic	$3.09	$1.05	$1.26
Diluted	$3.07	$1.05	$1.25
Weighted average common shares outstanding:
Basic	35,516	35,393	35,272
Diluted	35,699	35,480	35,343
Dividends declared per common share outstanding	$1.10	$1.10	$1.05

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Amounts in thousands, except share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 31, 2014	39,100,021	$390	$218,349	$(59,935)	$(25,437)	$133,367
Stock-based compensation	—	—	2,655	—	—	2,655
Cash dividends on common stock ($1.05 per share)	—	—	—	—	(37,146)	(37,146)
Tax deficiency associated with stock-based awards	—	—	(125)	—	—	(125)
Issuance of non-vested restricted common stock	233,550	2	—	—	—	2
Repurchases of 25,484 shares of restricted common stock	—	—	—	(470)	—	(470)
Net income	—	—	—	—	44,305	44,305
Balances at December 31, 2015	39,333,571	392	220,879	(60,405)	(18,278)	142,588
Stock-based compensation	—	—	3,037	—	—	3,037
Cash dividends on common stock ($1.10 per share)	—	—	—	—	(39,101)	(39,101)
Tax deficiency associated with stock-based awards	—	—	(372)	—	—	(372)
Issuance of non-vested restricted common stock	163,188	2	—	—	—	2
Repurchases of 37,565 shares of restricted common stock	—	—	—	(561)	—	(561)
Net income	—	—	—	—	37,172	37,172
Balances at December 31, 2016	39,496,759	394	223,544	(60,966)	(20,207)	142,765
Cumulative effect adjustment for previously unrecognized excess tax benefits pursuant to the adoption of ASU 2016-09 (see note (2))	—	—	—	—	881	881
Stock-based compensation	—	—	3,526	—	—	3,526
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,255)	(39,255)
Issuance of non-vested restricted common stock	127,014	1	—	—	—	1
Repurchases of 34,920 shares of restricted common stock	—	—	—	(783)	—	(783)
Net income	—	—	—	—	109,658	109,658
Balances at December 31, 2017	39,623,773	395	227,070	(61,749)	51,077	216,793

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016	2015
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$109,658	$37,172	$44,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	23,790	27,282	24,368
Depreciation of rental equipment	169,455	162,415	162,089
Amortization of deferred financing costs	1,046	1,052	1,036
Accretion of note discount, net of premium amortization	274	168	168
Provision for losses on accounts receivable	3,932	3,137	3,441
Provision for inventory obsolescence	161	127	295
Change in deferred income taxes	(50,535)	21,578	30,651
Stock-based compensation expense	3,526	3,037	2,655
Loss on early extinguishment of debt	25,363	—	—
Gain from sales of property and equipment, net	(5,009)	(3,285)	(2,737)
Gain from sales of rental equipment, net	(31,882)	(29,003)	(35,134)
Changes in operating assets and liabilities:
Receivables	(40,012)	4,154	13,566
Inventories	(31,771)	4,267	(14,517)
Prepaid expenses and other assets	(1,659)	2,541	(908)
Accounts payable	50,349	(27,345)	13,436
Manufacturer flooring plans payable	(8,778)	(31,653)	(31,167)
Accrued expenses payable and other liabilities	8,230	1,667	(4,995)
Deferred compensation payable	61	(332)	68
Net cash provided by operating activities	226,199	176,979	206,620
Cash flows from investing activities:
Purchases of property and equipment	(22,515)	(22,895)	(26,797)
Purchases of rental equipment	(234,209)	(179,709)	(178,772)
Proceeds from sales of property and equipment	7,506	3,805	4,289
Proceeds from sales of rental equipment	96,143	84,389	99,521
Net cash used in investing activities	(153,075)	(114,410)	(101,759)
Cash flows from financing activities:
Purchases of treasury stock	(783)	(561)	(470)
Borrowings on senior secured credit facility	1,193,544	966,146	982,961
Payments on senior secured credit facility	(1,356,186)	(988,361)	(1,058,023)
Principal payments on senior unsecured notes due 2022	(630,000)	—	—
Costs paid to tender and redeem senior unsecured notes due 2022	(23,336)	—	—
Proceeds from issuance of senior unsecured notes due 2025	958,500	—	—
Payments of deferred financing costs	(17,278)	—	(725)
Dividend paid	(39,172)	(39,066)	(37,114)
Payments of capital lease obligations	(218)	(203)	(192)
Net cash provided by (used in) financing activities	85,071	(62,045)	(113,563)
Net increase (decrease) in cash	158,195	524	(8,702)
Cash, beginning of year	7,683	7,159	15,861
Cash, end of year	$165,878	$7,683	$7,159

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016	2015
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$10,515	$38,515	$51,391
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(23)	$(386)	$—
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$49,546	$52,494	$52,803
Income taxes paid (refunds received), net	$478	$177	$(1,591)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

Revenue Recognition

As noted in the discussion below (see “Recent Accounting Pronouncements” below), we will adopt as of January 1, 2018, updated FASB revenue recognition guidance (Topic 606). Topic 606 is an update to Topic 605, which was the revenue recognition standard in effect for all periods during each of the three years ended December 31, 2017, 2016 and 2015. For each of these years, we recognized revenue in accordance with two different accounting standards: (1) Topic 605 and (2) Topic 840, which is the lease standard.

Pursuant to Topic 605, revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from the sale of new and used equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled, risk of ownership has been transferred and collectibility is reasonably assured. Services revenue is recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges and are generally recognized at the time the service has been provided.

We account for equipment that we rent as operating leases. Pursuant to Topic 840, we recognize revenue from equipment rentals in the period earned, regardless of the timing of the billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenue is earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue earned is appropriately stated in the periods presented.

Inventories

New and used equipment inventories are stated at the lower of cost or net realizable value, with cost determined by specific-identification. Inventories of parts and supplies are stated at the lower of the average cost or market. See also the “Recent Accounting Pronouncements” on page 48 for new accounting guidance related to measurement of inventories.

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

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), when events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2017, 2016 or 2015.

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

ASC 350 allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. Considerable judgment is required by management in using the qualitative approach under ASC 350 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We performed a qualitative assessment as of October 1, 2017 and there was no goodwill impairment.

ASC 350 suggests that a qualitative assessment may become less relevant over time. In other words, the longer it has been since the last quantitative assessment, the more difficult it could be for a company to conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Our last quantitative assessment of goodwill impairment was as of October 1, 2016. Step 1 of that test determined that the fair values of the goodwill reporting units exceeded their respective carrying values and, therefore, Step 2 of the goodwill test was not required, as there was no goodwill impairment at October 1, 2016.

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

We closed one branch during each of the years ended December 31, 2017 and 2016 in markets where long-term prospects did not support continued operations. No branches were closed during 2015. Under ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. Although we do not expect to incur material charges related to branch closures, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs. Costs incurred for the one closed branch in 2017 and 2016 did not have a material impact on the Company’s consolidated financial statements. As of the date of this Annual Report on Form 10-K, the Company has not identified any other branch facilities with a more than likely probability of closing where the associated costs pursuant to ASC 420 are expected to be material.

Deferred Financing Costs and Initial Purchasers’ Discounts

Deferred financing costs include legal, accounting and other direct costs incurred in connection with the issuance and amendments thereto, of the Company’s debt. These costs are amortized over the terms of the related debt using the straight-line method which approximates amortization using the effective interest method.

Initial purchasers’ discount and bond premium is the differential between the price paid to an issuer for the new issue and the prices (below and above, respectively) at which the securities are initially offered to the investing public. The amortization expense of deferred financing costs and bond premium and accretion of initial purchasers’ discounts are included in interest expense as an overall cost of the related financings. Such costs are presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2017, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled $4.6 million and our health insurance reserves totaled $1.2 million. At December 31, 2016, our claims reserves related to workers compensation, general liability and automobile liability totaled $4.9 million and our health insurance reserves totaled $1.0 million.

Sales Taxes

We impose and collect significant amounts of sales taxes concurrent with our revenue-producing transactions with customers and remit those taxes to the various governmental agencies as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of income on a net basis.

Advertising

Advertising costs are expensed as incurred and totaled $0.5 million, $1.0 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues.See discussion of shipping and handling revenues in Recent Accounting Pronouncements below with respect to the new revenue recognition guidance effective January 1, 2018.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Included in the Act is a reduction in the corporate statutory tax rate from 35% to 21%, effective for us on January 1, 2018. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of US federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature).  As of December 31, 2017, we have not completed our accounting for all the tax effects of the enactment of the Act. However, with respect to this legislation, we recorded a one-time decrease in income tax expense of $66.9 million in the fourth quarter of 2017, due to a re-measurement of our deferred tax assets and liabilities resulting from the decrease in the corporate federal income tax rate from 35% to 21%.

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2017 and 2016 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	December 31, 2017
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$22,002	$18,737
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 3)	944,088	619,019
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,486	1,114
Letter of credit (Level 3)	—	116

	December 31, 2016
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$30,780	$26,780
Senior unsecured notes due 2022 with interest computed at 7.0% (Level 1)	627,711	663,075
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,704	1,164
Letter of credit (Level 3)	—	155

At December 31, 2017, the fair value of our senior unsecured notes due 2025 was based on the present value of the notes based on our incremental borrowing rate as these notes were not available (registered) on a bond trading market as of December 31, 2017.  At December 31, 2016, the fair value of our senior unsecured notes due 2022 were based on quoted bond trading market prices of those notes. During 2017 and 2016, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

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

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2017, we purchased approximately 42% from three manufacturers (Grove/Manitowoc, Komatsu, and Genie Industries (Terex)) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Income per Share

Income per common share for the year ended December 31, 2017, 2016 and 2015 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the periods ended December 31, 2017, 2016 and 2015 were only 0.8%, 0.8% and 0.8% of total outstanding shares, respectively, and, consequently, were immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations as presented for the years ended December 31, 2017, 2016 and 2015.

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2017	2016	2015
Basic net income per share:
Net income	$109,658	$37,172	$44,305
Weighted average number of common shares outstanding	35,516	35,393	35,272
Net income per common share — basic	$3.09	$1.05	$1.26
Diluted net income per share:
Net income	$109,658	$37,172	$44,305
Weighted average number of common shares outstanding	35,516	35,393	35,272
Effect of dilutive securities:
Effect of dilutive stock options	—	—	14
Effect of dilutive non-vested stock	183	87	57
Weighted average number of common shares outstanding — diluted	35,699	35,480	35,343
Net income per common share — diluted	$3.07	$1.05	$1.25
Common shares excluded from the denominator as anti-dilutive:
Stock options	—	4	14
Non-vested stock	—	3	8

Stock-Based Compensation

We adopted our 2006 Stock-Based Incentive Compensation Plan (as amended and restated from time to time, the “Prior Stock Plan”) and over the ten years prior to June 2016, we had been granting awards under our Prior Stock Plan. The Prior Stock Plan expired pursuant to its terms in June 2016, and the Company is no longer able to grant equity awards under the Prior Stock Plan. At our annual meeting of stockholders in May 2016, our stockholders approved our 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan” and collectively with the Prior Stock Plan, the “Stock Plans”). To the extent that awards granted under the Prior Stock Plan are forfeited or otherwise terminate for any reason whatsoever without an actual distribution or issuance of shares, the plan limit will be increased by such number of shares. The Stock Plans are administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 1,844,301 shares of common stock as of December 31, 2017.

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

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2016	322,355	$19.90
Granted	227,532	$17.39
Vested	(136,765)	$18.88
Forfeited	(12,321)	$18.83
Non-vested stock at December 31, 2016	400,801	$18.86
Granted	190,134	$22.94
Vested	(131,807)	$21.85
Forfeited	(13,164)	$19.50
Non-vested stock at December 31, 2017	445,964	$19.70

As of December 31, 2017, we had unrecognized compensation expense of approximately $4.8 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.0 years.

Stock Options

No stock options were granted during 2017, 2016 or 2015. At December 31, 2017, we had no unrecognized compensation expense related to prior stock option awards. No stock compensation expense was recognized in 2017, 2016 or 2015 related to stock options.

The following table represents stock option activity for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price(1)	Weighted Average Contractual Life In Years
Outstanding options at January 1, 2016	51,000	$17.80	1.5
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	(46,500)	17.65
Outstanding options at December 31, 2016	4,500	$19.27	0.5
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	(4,500)	$19.27
Outstanding options at December 31, 2017	—
Options exercisable at December 31, 2017	—

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

Topic 606 clarifies the principles for revenue recognition. Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Topic 606 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 permits the use of either a retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying Topic 606 at the date of adoption. Topic 606 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt Topic 606 as of January 1, 2018 using a full retrospective application to each prior period presented. Below is our evaluation of the impact from the adoption of Topic 606.

Revenues from equipment rentals accounted for 46.5% of our total revenues for the year ended December 31, 2017. Based on our analysis of Topic 606, we have determined that the accounting for equipment rental revenues is outside the scope of Topic 606. Therefore, upon our adoption of the new revenue recognition guidance on January 1, 2018, we will recognize our revenues pursuant to two different accounting standards. Revenues from equipment rentals will continue to be accounted for pursuant to current lease accounting guidance until our adoption of the new lease accounting standard in 2019 (as further discussed below in the Topic 842 pending lease accounting guidance), while revenues from new and used equipment sales, parts and services revenues and other revenues will be subject to Topic 606 upon adoption and are further described below.

Sales of new and used equipment accounted for 30.2% of our total revenues for the year ended December 31, 2017. Parts and services revenues comprised 16.5% of our total revenues for the year ended December 31, 2017. The primary impact to these revenue streams from the adoption of Topic 606 will relate to the accounting treatment of shipping and handling revenues, some of which shipping and handling revenues we currently include in other revenues in our consolidated statements of income. Other revenues comprised approximately 6.8% of our total revenues for the year ended December 31, 2017.

Pursuant to Topic 606, shipping and handling activities that are performed before the customer obtains control of the good are not a separate promised service to the customer. Rather, shipping and handling activities fulfill an entity’s promise to transfer the good. While the timing of our revenue recognition related to our shipping and handling activities, such as hauling revenues related to new and used equipment sales, maintenance and repair services, as well as parts freight, will not change upon adoption of the new guidance, we believe that Topic 606 requires revenues related to shipping and handling activities to be treated as fulfillment activities when the customer obtains control of the good after the shipping and handling activities are performed. In such contract arrangements, shipping and handling revenues will be included and presented within our respective segmented revenues consolidated statement of income line items rather than in our non-segmented other revenues line item. Related shipping and handling costs included in the non-segmented other costs of revenues line item in our consolidated statements of income should likewise be conformed and presented within our respective segment costs of revenues line items.

While this change will only impact how our shipping and handling activities are presented within our revenues (and costs of revenues) line items within the consolidated statements of income and does not impact total revenues or total costs of revenues, this change will impact our calculated gross profit (and gross margin) for our segmented and non-segmented revenues in comparison to how we have historically calculated those measures. Shipping and handling type revenues included in other revenues were approximately $7.9 million for the year ended December 31, 2017, or approximately 0.7% of total revenues.

Implementing the above changes to our financial reporting processes will not result in a material change to our internal controls over financial reporting.

With respect to shipping and handling activities related to our equipment rental operations, we have determined that such hauling activities are a separate performance obligation as control passes to the customer when the rental equipment leaves our facility. Therefore, we will continue to account for our rental equipment hauling activities as a separate performance obligation, resulting in no change to our historical presentation of hauling activities in other revenues (and other costs of revenues) in our consolidated statements of income.

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

Our operating leases include the real estate where all but 11 of our 80 branch locations are located as of December 31, 2017. Additionally, the Company leases numerous types of non-rental equipment. Given the size of our lease portfolio, we expect that the new standard will have a material effect on our consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities for our existing operating leases. We have begun accumulating the information related to these leases but have not completed our comprehensive analysis of those leases and are unable to quantify the impact to our consolidated financial statements at this time. We are also concurrently evaluating our internal processes and controls over financial reporting with respect to the impact that the new lease standard will have on our lease administration activities.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 will be effective for us as of January 1, 2020. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our trade accounts receivables. While we believe that our current methodology for estimating the allowance for doubtful accounts on our trade accounts receivables is reasonable, we have not concluded whether the application of the CECL model, when compared to our current methodology, will have a material impact to our allowance for doubtful accounts.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which aims to eliminate the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows. The guidance addresses the following specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2)

settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017. The guidance requires retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our consolidated financial statements.

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

Recent Accounting Pronouncements Adopted in the First Quarter of 2017

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 provides guidance on simplifying the measurement of inventory. The previous standard measured inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updated this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. We adopted ASU 2015-11 on January 1, 2017 on a prospective basis. The adoption of ASU 2015-11 did not result in a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2017.

In March 2016, the FASB Issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). The amendments in ASU 2016-06 clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. ASU 2016-06 became effective for us on January 1, 2017 and did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2017.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changed how companies previously accounted for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of such awards in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies resulting from the vesting or exercise of stock-based compensation awards to be recognized in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. Accordingly, excess tax benefits of approximately $0.1 million were recognized as a discrete item in our income tax expense in the three month period and year ended December 31, 2017. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares. This change did not have a material impact to the calculation of weighted average shares outstanding for the year ended December 31, 2017.

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

(3)     Acquisitions

  On July 14, 2017, we and Neff Corporation (“Neff”) announced that we had entered into a definitive merger agreement under which we would acquire Neff by way of merger. The merger agreement was subject to customary closing conditions, and also included a “go-shop” period expiring on August 20, 2017, during which Neff could solicit alternative proposals to acquire Neff. On August 13, 2017, Neff notified us that it had determined that an acquisition proposal Neff had received constituted a “Superior Proposal” (as defined in the merger agreement) to acquire Neff and that Neff intended to terminate the merger agreement with us to enter into an agreement for such acquisition proposal, subject to our right to match the proposal under the merger agreement. On August 16, 2017, we announced that we had notified Neff that we did not intend to submit a revised proposal for the acquisition of Neff, , and on August 17, 2017, Neff terminated the merger agreement with us and immediately entered into a definitive agreement with United Rentals, Inc. (“URI”) under which United Rentals would acquire Neff.

Pursuant to the terms of the merger agreement between us and Neff, Neff paid us a termination fee to us of approximately $13.2 million concurrently with Neff’s termination of the merger agreement. We received the $13.2 million breakup fee on August 16, 2017. Total estimated transaction costs related to the proposed merger with Neff, including related financing costs, were approximately $6.7 million. Also included in this line item are estimated merger fees associated with the CEC acquisition of approximately $0.8 million.

The net breakup fee proceeds of $5.8 million are presented in our statements of income for the year ended December 31, 2017 in the line item, “Merger breakup fee proceeds, net of merger costs”.

As of February 22, 2018, a preliminary allocation of the fair value of the existing purchase price of CEC had yet to be completed. Accordingly, disclosure of the allocation of the purchase price to the CEC balance line items and the pro forma presentation reflecting the impact of the acquisition will be disclosed in subsequent filings.

(4)	Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2017	2016
Trade receivables	$172,522	$137,470
Unbilled rental revenue	6,291	5,384
Income tax receivables	997	949
Other	45	3
	179,855	143,806
Less allowance for doubtful accounts	(3,774)	(3,769)
Total receivables, net	$176,081	$140,037

We charge off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote.

(5)	Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2017	2016
New equipment	$55,704	$34,451
Used equipment	2,421	3,461
Parts, supplies and other	16,879	15,997
Total inventories, net	$75,004	$53,909

The above amounts are presented net of reserves for inventory obsolescence at December 31, 2017 and 2016 totaling approximately $0.9 million and $0.9 million, respectively.

(6)	Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2017	2016
Land	$7,165	$7,054
Transportation equipment	93,550	89,168
Building and leasehold improvements	55,523	53,967
Office and computer equipment	53,256	51,971
Machinery and equipment	15,983	15,179
Property under capital leases	3,217	3,217
Construction in progress	4,595	3,748
	233,289	224,304
Less accumulated depreciation and amortization	(131,500)	(118,812)
Total net property and equipment	$101,789	$105,492

Total depreciation and amortization on property and equipment was $23.8 million, $27.3 million and $27.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(7)	Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged from 0% to the prime rate (4.50% at December 31, 2017) plus an applicable margin at December 31, 2017. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2017 for each of the next three years ending December 31 are as follows (amounts in thousands):

2018	$11,345
2019	10,657
2020	—
Thereafter	—
Total	$22,002

(8)	Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2017	2016
Payroll and related liabilities	$20,429	$17,842
Sales, use and property taxes	9,635	9,925
Accrued interest	19,134	15,112
Accrued insurance	4,211	4,227
Deferred revenue	6,631	5,703
Other	5,055	4,024
Total accrued expenses payable and other liabilities	$65,095	$56,833

(9)	Senior Unsecured Notes

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2017, we were in compliance with these covenants.

On November 22, 2017, we closed on an offering of $200 million aggregate principal amount of 5.625% senior notes due 2025 (the “Add-on Notes”) in an unregistered offering through a private placement. The Add-on Notes were priced at 104.25% of the principal amount. Net proceeds from the offering of the Add-on Notes, including accrued interest from August 24, 2017 totaled approximately $209.2 million. The net proceeds of the offering, was used to repay indebtedness outstanding under the Company’s existing senior secured credit facility (the “Credit Facility”) and for the payment of fees and expenses related to the offering. The remainder of the net proceeds will be used for general corporate purposes and to fund potential acquisitions in connection with our ongoing strategy of acquiring rental companies to complement our existing business and footprint.

The Add-on Notes were issued as additional notes under an indenture dated as of August 24, 2017, pursuant to which we previously issued the New Notes as described above. The Add-on Notes have identical terms to, rank equally with and form a part of a single class of securities with the New Notes.

Pursuant to a registration rights agreement entered into between us, the guarantors of the New Notes and the initial purchasers of the New Notes, we agreed to make an offer to exchange (the “Exchange Offer”) the New Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New Notes (except that the exchange notes will not contain any transfer restrictions) within a certain period of time following the completion of the offering. On January 17, 2018, the Company filed a registration statement on Form S-4 with respect to an offer to exchange the New and Add-on Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New and Add-on Notes (except that the exchange notes do not contain any transfer restrictions). This exchange offer closed on is expected to launch and close in the first quarter of 2018.

The following table reconciles our Senior Unsecured Notes to our Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2015	$627,306
Accretion of discount on Old Notes through December 31, 2016	1,055
Amortization of note premium on Old Notes through December 31, 2016	(887)
Amortization of deferred financing costs on Old Notes through December 31, 2016	237
Balance at December 31, 2016	$627,711
Accretion of discount on Old Notes through August 24, 2017	683
Amortization of note premium on Old Notes through August 24, 2017	(574)
Amortization of deferred financing costs on Old Notes through August 24, 2017	153
Aggregate principal amount paid on Old Notes	(630,000)
Writeoff of unaccreted discount on Old Notes	5,294
Writeoff of unamortized premium on Old Notes	(4,452)
Writeoff of deferred financing costs on Old Notes	1,185
Aggregate principal amount issued on New Notes	950,000
Notes discount and deferred transaction costs on New Notes	(14,684)
Note premium on New Notes	8,500
Accretion of discount on New Notes from August 24, 2017 through December 31, 2017	542
Amortization of note premium on New Notes from August 24, 2017 through December 31, 2017	(375)
Amortization of deferred financing costs on New Notes from August 24, 2017 through December 31, 2017	105
Balance at December 31, 2017	$944,088

(10)	Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC (as successor to General Electric Capital Corporation) as administrative agent, and the lenders named therein.

On December 22, 2017, we amended, extended and restated the Credit Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, the other credit parties named therein, the lenders named therein, Wells Fargo Capital Finance, LLC, as administrative agent, the other credit parties named therein, the lenders named therein, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent named therein.

The Amended and Restated Credit Agreement, among other things, (i) extends the maturity date of the credit facility from May 21, 2019 to December 22, 2022, (ii) increases the commitments under the senior secured asset based revolver provided for therein from $602.5 million to $750 million, (iii) increases the uncommitted incremental revolving capacity from $150 million to $250 million, (iv) provides that the unused line fee margin will be either 0.375% or 0.25%, depending on the Average Revolver Usage (as defined in the Amended and Restated Credit Agreement) of the borrowers, (v) lowers the interest rate (a) in the case of base rate revolving loans, to the base rate plus an applicable margin of 0.50% to 1.00% depending on the Average Availability (as defined in the Amended and Restated Credit Agreement) and (b) in the case of LIBOR revolving loans, to LIBOR (as defined in the Amended and Restated Credit Agreement) plus an applicable margin of 1.50% to 2.00%, depending on the Average Availability, (vi) lowers the margin applicable to the letter of credit fee to between 1.50% and 2.00%, depending on the Average Availability, and (vii) permits, subject to certain conditions, an unlimited amount of Permitted Acquisitions, Restricted Payments and prepayments of Indebtedness (in each case, as defined in the Amended and Restated Credit Agreement).

The Amended and Restated Credit Agreement continues to provide for, among other things, a $30 million letter of credit sub-facility, and a guaranty by certain of the Company’s subsidiaries of the obligations under the credit facility. In addition, the credit facility remains secured by substantially all of the assets of the Company and certain of its subsidiaries.

At December 31, 2017, we had no borrowings outstanding under the Credit Facility and could borrow up to $742.3 million and remain in compliance with the debt covenants under the Company’s credit facility. At February 15, 2018, we had $742.3 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

(11)	Capital Lease Obligations

As of December 31, 2017, we had two capital lease obligations, expiring in 2022 and 2029, respectively. Future minimum capital lease payments, in the aggregate, existing at December 31, 2017 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2018	$333
2019	333
2020	333
2021	333
2022	123
Thereafter	507
Total minimum lease payments	1,962
Less: amount representing interest	(476)
Present value of minimum lease payments	$1,486

(12)	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other changes, the Act reduced the corporate federal income tax rate from 35% to 21%.  As a result of the rate change, we recorded a one-time decrease in income tax expense of $66.9 million from the re-measurement of our deferred tax assets and liabilities which is reflected in the tables below.

Our income tax provision (benefit) for the years ended December 31, 2017, 2016 and 2015, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2017:
U.S. Federal	$—	$(54,241)	$(54,241)
State	220	3,707	3,927
	$220	$(50,534)	$(50,314)
Year ended December 31, 2016:
U.S. Federal	$—	$21,516	$21,516
State	280	62	342
	$280	$21,578	$21,858
Year ended December 31, 2015:
U.S. Federal	$85	$25,206	$25,291
State	634	5,446	6,080
	$719	$30,652	$31,371

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2017	2016
Deferred tax assets:
Accounts receivable	$929	$1,415
Inventories	239	347
Net operating losses	18,165	25,117
AMT and tax credits	3,565	3,522
Sec 263A costs	544	599
Accrued liabilities	2,767	4,238
Deferred compensation	1,132	1,001
Accrued interest	365	533
Stock-based compensation	181	283
Goodwill and intangible assets	—	58
Other assets	531	414
	28,418	37,527
Valuation allowance	(732)	(207)
	27,686	37,320
Deferred tax liabilities:
Property and equipment	(152,235)	(213,537)
Investments	(1,066)	(1,618)
Goodwill and intangible assets	(804)	—
	(154,105)	(215,155)
Net deferred tax liabilities	$(126,419)	$(177,835)

The reconciliation between income taxes computed using the statutory federal income tax rate of 35% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2017	2016	2015
Computed tax at statutory rates	$20,770	$20,660	$26,487
Permanent items - other	911	904	953
Permanent items - excess of tax deductible goodwill	(2,130)	—	—
State income tax, net of federal tax effect	2,563	2,115	3,892
Change in valuation allowance	397	207	—
Change in uncertain tax positions	(5,960)	66	39
Other - change in deferred state rate	—	(2,094)	0
Impact of the Act federal rate change	(66,865)	—	—
	$(50,314)	$21,858	$31,371

At December 31, 2017, we had available federal net operating loss carry forwards of approximately $83.4 million, which expire in varying amounts from 2030 through 2036. We also had federal alternative minimum tax credit carry forwards at December 31, 2017 of approximately $3.0 million which do not expire and $0.3 million general business credit carry forwards that expire in varying amounts from 2026 and 2036, and state income tax credits of $0.2 million that expire in varying amounts beginning in 2018. The federal and state net operating loss carryforwards in the income tax returns filed included unrecognized tax benefits taken in prior years. These net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

Management has concluded that it is more likely than not that the federal deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce those deferred tax assets as of December 31, 2017. However, for the year ended December 31, 2017, we increased our valuation allowance by $0.4 million for certain state net operating losses expiring soon that may not be utilized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2017	2016
Gross unrecognized tax benefits at January 1	$6,119	$6,035
Increases in tax positions taken in prior years	22	26
Decreases in tax positions taken in prior years	(22)	—
Increases in tax positions taken in current year	—	105
Decreases for tax positions taken in current year	—	—
Settlements with taxing authorities	—	—
Lapse in statute of limitations	(6,013)	(47)
Gross unrecognized tax benefits at December 31	$106	$6,119

The reserves established for the gross amount of unrecognized tax benefits as of December 31, 2017 includes approximately $0.1 million of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The statute of limitations lapsed during 2017 for approximately $6.0 million of unrecognized tax benefits. We recognized a reduction of $5.9 million in income tax expense as a result. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” The amount of interest and penalties included in the table above are not material. We do not expect a material change in unrecognized tax benefits related to federal and state exposures will occur within the next twelve months.

Our U.S. federal tax returns for 2014 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2013 and subsequent years.

(13)	Commitments and Contingencies

Operating Leases

As of December 31, 2017, we lease certain real estate related to our branch facilities as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2033. Our real estate leases provide for varying terms, including customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property leases and equipment leases under non-cancelable operating lease agreements for the years ended December 31, 2017, 2016 and 2015 amounted to approximately $20.1 million, $18.3 million and $15.5 million, respectively.

Future minimum operating lease payments existing at December 31, 2017 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2018	$20,171
2019	20,517
2020	19,379
2021	18,107
2022	16,555
Thereafter	85,978
$180,707

Legal Matters

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Letters of Credit

The Company had outstanding letters of credit issued under its Credit Facility totaling $7.7 million as of December 31, 2017 and 2016, respectively. The 2017 letters of credit expired in January 2018 and were renewed under one combined letter of credit for $7.7 million for a one-year period expiring in January 2019.

(14)	Employee Benefit Plan

We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2017, 2016 and 2015, we contributed to the plan, net of employee forfeitures, $2.2 million, $2.0 million and $2.2 million, respectively.

(15)	Deferred Compensation Plans

In 2001, we assumed, in a business combination, nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2017, we have obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2017 calendar plan year was 3.75%. The aggregate deferred compensation payable at December 31, 2017 and December 31, 2016 was approximately $1.9 million and $1.8 million, respectively. Included in these amounts at December 31, 2017 and 2016 was accrued interest of $1.4 million and $1.4 million, respectively.

(16)	Related Party Transactions

John M. Engquist, our Chief Executive Officer, has a 50.0% ownership interest in T&J Partnership from which we leased our Shreveport, Louisiana facility. Mr. Engquist’s mother beneficially owns 50% of the entity. In 2015, we paid T&J Partnership a total of approximately $0.2 million in lease payments. T&J Partnership sold this property in November 2015 to an unrelated party, from whom we now lease the property.

    Mr. Engquist has a 30.0% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother and sister have a 12.0% and 6.0% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2017, 2016 and 2015, our purchases totaled $0.4 million, $0.4 million and $0.2 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.1 million, $0.1 million and $0.1 million, respectively.

(17)	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Total revenues	$226,828	$249,363	$259,162	$294,666
Income from operations(1)	21,325	28,668	47,654	40,268
Income (loss) before provision (benefit) for income taxes(2)	8,530	15,668	7,577	27,569
Net income (loss)(3)	5,390	9,878	8,462	85,928
Basic net income (loss) per common share(4)	0.15	0.28	0.24	2.41
Diluted net income (loss) per common share(4)	0.15	0.28	0.24	2.40

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Total revenues	$247,010	$242,095	$244,686	$244,346
Income from operations	22,432	25,371	33,090	29,874
Income before provision for income taxes	9,455	12,707	20,007	16,861
Net income	5,574	7,503	11,665	12,430
Basic net income per common share(4)	0.16	0.21	0.33	0.35
Diluted net income per common share(4)	0.16	0.21	0.33	0.35

(1) Includes approximately $6.5 million and $5.8 million of merger breakup fee proceeds (net of merger costs) for the third and fourth quarters of 2017, respectively. See note 3 for further information.

(2) In addition to the amounts described in (1) above, the third and fourth quarters of 2017 includes a $25.4 million loss on the early extinguishment of debt. See note 9 for further information.

(3) During the fourth quarter of 2017 and as further described in note 12 above, we recorded a one-time decrease in income tax expense of approximately $66.9 million related to the impact from the enactment of the Act legislation.

(4) Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year due to rounding.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Segment Revenues:
Equipment rentals	$479,016	$445,227	$443,024
New equipment sales	203,301	196,688	238,172
Used equipment sales	107,329	96,910	118,338
Parts sales	107,384	109,147	111,133
Services revenues	62,873	64,673	63,954
Total segmented revenues	959,903	912,645	974,621
Non-Segmented revenues	70,116	65,492	65,210
Total revenues	$1,030,019	$978,137	$1,039,831
Segment Gross Profit:
Equipment rentals	$231,855	$211,118	$208,985
New equipment sales	22,599	21,132	25,937
Used equipment sales	33,197	30,172	37,000
Parts sales	29,671	30,181	30,303
Services revenues	41,762	42,834	42,261
Total gross profit from segmented revenues	359,084	335,437	344,486
Non-Segmented gross profit	824	174	1,246
Total gross profit	$359,908	$335,611	$345,732

	December 31,
	2017	2016
Segment identified assets:
Equipment sales	$58,125	$37,912
Equipment rentals	904,824	893,816
Parts and service	16,879	15,997
Total segment identified assets	979,828	947,725
Non-Segmented identified assets	487,889	293,886
Total assets	$1,467,717	$1,241,611

The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2017, 2016 and 2015 were 0.4%, 0.4% and 0.6%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

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

The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp. and Yellow Iron Merger Co. are not included within the consolidating financial statements because H&E Finance Corp. and Yellow Iron Merger Co. have no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$165,878	$—	$—	$165,878
Receivables, net	138,657	37,424	—	176,081
Inventories, net	63,828	11,176	—	75,004
Prepaid expenses and other assets	9,030	142	—	9,172
Rental equipment, net	760,972	143,852	—	904,824
Property and equipment, net	89,952	11,837	—	101,789
Deferred financing costs, net	3,772	—	—	3,772
Investment in guarantor subsidiaries	222,217	—	(222,217)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,455,977	$233,957	$(222,217)	$1,467,717
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$-	$—	$—	$-
Accounts payable	78,811	10,970	—	89,781
Manufacturer flooring plans payable	20,300	1,702	—	22,002
Accrued expenses payable and other liabilities	67,466	(2,371)	—	65,095
Dividends payable	197	(47)	—	150
Senior unsecured notes	944,088	—	—	944,088
Capital leases payable	—	1,486	—	1,486
Deferred income taxes	126,419	—	—	126,419
Deferred compensation payable	1,903	—	—	1,903
Total liabilities	1,239,184	11,740	—	1,250,924
Stockholders’ equity	216,793	222,217	(222,217)	216,793
Total liabilities and stockholders’ equity	$1,455,977	$233,957	$(222,217)	$1,467,717

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$7,683	$—	$—	$7,683
Receivables, net	112,758	27,279	—	140,037
Inventories, net	49,509	4,400	—	53,909
Prepaid expenses and other assets	7,343	170	—	7,513
Rental equipment, net	743,759	150,057	—	893,816
Property and equipment, net	93,866	11,626	—	105,492
Deferred financing costs, net	1,964	—	—	1,964
Investment in guarantor subsidiaries	220,209	—	(220,209)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,238,762	$223,058	$(220,209)	$1,241,611
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$162,642	$—	$—	$162,642
Accounts payable	36,188	3,244	—	39,432
Manufacturer flooring plans payable	30,899	(119)	—	30,780
Accrued expenses payable and other liabilities	58,774	(1,941)	—	56,833
Dividends payable	106	(39)	—	67
Senior unsecured notes	627,711	—	—	627,711
Capital leases payable	—	1,704	—	1,704
Deferred income taxes	177,835	—	—	177,835
Deferred compensation payable	1,842	—	—	1,842
Total liabilities	1,095,997	2,849	—	1,098,846
Stockholders’ equity	142,765	220,209	(220,209)	142,765
Total liabilities and stockholders’ equity	$1,238,762	$223,058	$(220,209)	$1,241,611

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$395,275	$83,741	$—	$479,016
New equipment sales	166,730	36,571	—	203,301
Used equipment sales	84,741	22,588	—	107,329
Parts sales	92,073	15,311	—	107,384
Services revenues	52,807	10,066	—	62,873
Other	57,405	12,711	—	70,116
Total revenues	849,031	180,988	—	1,030,019
Cost of revenues:
Rental depreciation	140,489	28,966	—	169,455
Rental expense	64,598	13,108	—	77,706
New equipment sales	148,163	32,539	—	180,702
Used equipment sales	59,481	14,651	—	74,132
Parts sales	66,974	10,739	—	77,713
Services revenues	17,851	3,260	—	21,111
Other	56,696	12,596	—	69,292
Total cost of revenues	554,252	115,859	—	670,111
Gross profit:
Equipment rentals	190,188	41,667	—	231,855
New equipment sales	18,567	4,032	—	22,599
Used equipment sales	25,260	7,937	—	33,197
Parts sales	25,099	4,572	—	29,671
Services revenues	34,956	6,806		41,762
Other	709	115	—	824
Gross profit	294,779	65,129	—	359,908
Selling, general and administrative expenses	190,392	42,392	—	232,784
Equity in earnings of guarantor subsidiaries	16,136	—	(16,136)	—
Merger breakup fee proceeds, net of merger costs	5,782	—		5,782
Gain from sales of property and equipment, net	2,435	2,574	—	5,009
Income from operations	128,740	25,311	(16,136)	137,915
Other income (expense):
Interest expense	(45,480)	(9,478)	—	(54,958)
Loss on early extinguishment of debt	(25,363)	—	—	(25,363)
Other, net	1,447	303	—	1,750
Total other expense, net	(69,396)	(9,175)	-	(78,571)
Income before benefit for income taxes	59,344	16,136	(16,136)	59,344
Benefit for income taxes	(50,314)	—	—	(50,314)
Net income	$109,658	$16,136	$(16,136)	$109,658

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$364,654	$80,573	$—	$445,227
New equipment sales	158,291	38,397	—	196,688
Used equipment sales	78,956	17,954	—	96,910
Parts sales	95,105	14,042	—	109,147
Services revenues	55,391	9,282	—	64,673
Other	53,276	12,216	—	65,492
Total revenues	805,673	172,464	—	978,137
Cost of revenues:
Rental depreciation	134,484	27,931	—	162,415
Rental expense	59,263	12,431	—	71,694
New equipment sales	140,948	34,608	—	175,556
Used equipment sales	55,075	11,663	—	66,738
Parts sales	68,999	9,967	—	78,966
Services revenues	18,963	2,876	—	21,839
Other	52,861	12,457	—	65,318
Total cost of revenues	530,593	111,933	—	642,526
Gross profit (loss):
Equipment rentals	170,907	40,211	—	211,118
New equipment sales	17,343	3,789	—	21,132
Used equipment sales	23,881	6,291	—	30,172
Parts sales	26,106	4,075	—	30,181
Services revenues	36,428	6,406	—	42,834
Other	415	(241)	—	174
Gross profit	275,080	60,531	—	335,611
Selling, general and administrative expenses	187,369	40,760	—	228,129
Equity in earnings of guarantor subsidiaries	11,416	—	(11,416)	—
Gain from sales of property and equipment, net	2,789	496	—	3,285
Income from operations	101,916	20,267	(11,416)	110,767
Other income (expense):
Interest expense	(44,503)	(9,101)	—	(53,604)
Other, net	1,617	250	—	1,867
Total other expense, net	(42,886)	(8,851)	—	(51,737)
Income before provision for income taxes	59,030	11,416	(11,416)	59,030
Provision for income taxes	21,858	—	—	21,858
Net income	$37,172	$11,416	$(11,416)	$37,172

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$366,160	$76,864	$—	$443,024
New equipment sales	213,476	24,696	—	238,172
Used equipment sales	96,114	22,224	—	118,338
Parts sales	96,743	14,390	—	111,133
Services revenues	54,483	9,471	—	63,954
Other	53,051	12,159	—	65,210
Total revenues	880,027	159,804	—	1,039,831
Cost of revenues:
Rental depreciation	135,511	26,578	—	162,089
Rental expense	59,384	12,566	—	71,950
New equipment sales	190,013	22,222	—	212,235
Used equipment sales	66,888	14,450	—	81,338
Parts sales	70,555	10,275	—	80,830
Services revenues	18,689	3,004	—	21,693
Other	51,763	12,201	—	63,964
Total cost of revenues	592,803	101,296	—	694,099
Gross profit (loss):
Equipment rentals	171,265	37,720	—	208,985
New equipment sales	23,463	2,474	—	25,937
Used equipment sales	29,226	7,774	—	37,000
Parts sales	26,188	4,115	—	30,303
Services revenues	35,794	6,467	—	42,261
Other	1,288	(42)	—	1,246
Gross profit	287,224	58,508	—	345,732
Selling, general and administrative expenses	183,235	36,991	—	220,226
Equity in earnings of guarantor subsidiaries	8,428	—	(8,428)	—
Gain from sales of property and equipment, net	2,255	482	—	2,737
Income from operations	114,672	21,999	(8,428)	128,243
Other income (expense):
Interest expense	(40,303)	(13,727)	—	(54,030)
Other, net	1,307	156	—	1,463
Total other expense, net	(38,996)	(13,571)	—	(52,567)
Income before provision for income taxes	75,676	8,428	(8,428)	75,676
Provision for income taxes	31,371	—	—	31,371
Net income	$44,305	$8,428	$(8,428)	$44,305

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$109,658	$16,136	$(16,136)	$109,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	20,742	3,048	—	23,790
Depreciation on rental equipment	140,489	28,966	—	169,455
Amortization of deferred financing costs	1,046	—	—	1,046
Accretion of note discount, net of premium amortization	274	—	—	274
Provision for losses on accounts receivable	3,148	784	—	3,932
Provision for inventory obsolescence	161	—	—	161
Change in deferred income taxes	(50,535)	—	—	(50,535)
Stock-based compensation expense	3,526	—	—	3,526
Loss on early extinguishment of debt	25,363			25,363
Gain from sales of property and equipment, net	(2,435)	(2,574)	—	(5,009)
Gain from sales of rental equipment, net	(24,063)	(7,819)	—	(31,882)
Equity in earnings of guarantor subsidiaries	(16,136)	—	16,136	—
Changes in operating assets and liabilities:
Receivables	(29,083)	(10,929)	—	(40,012)
Inventories	(23,221)	(8,550)	—	(31,771)
Prepaid expenses and other assets	(1,687)	28	—	(1,659)
Accounts payable	42,623	7,726	—	50,349
Manufacturer flooring plans payable	(10,599)	1,821	—	(8,778)
Accrued expenses payable and other liabilities	8,660	(430)	—	8,230
Deferred compensation payable	61	—	—	61
Net cash provided by operating activities	197,992	28,207	—	226,199
Cash flows from investing activities:
Purchases of property and equipment	(17,852)	(4,663)	—	(22,515)
Purchases of rental equipment	(198,988)	(35,221)	—	(234,209)
Proceeds from sales of property and equipment	3,528	3,978	—	7,506
Proceeds from sales of rental equipment	74,090	22,053	—	96,143
Investment in subsidiaries	14,128	—	(14,128)	—
Net cash used in investing activities	(125,094)	(13,853)	(14,128)	(153,075)
Cash flows from financing activities:
Purchases of treasury stock	(783)	—	—	(783)
Borrowings on senior secured credit facility	1,193,544	—	—	1,193,544
Payments on senior secured credit facility	(1,356,186)	—	—	(1,356,186)
Dividends paid	(39,164)	(8)	—	(39,172)
Principal payments on senior unsecured notes due 2022	(630,000)	—		(630,000)
Costs paid to tender and redeem senior unsecured notes due 2022	(23,336)	—		(23,336)
Proceeds from issuance of senior unsecured notes due 2025	958,500	—		958,500
Payments of deferred financing costs	(17,278)	—		(17,278)
Payments of capital lease obligations	—	(218)	—	(218)
Capital contributions	—	(14,128)	14,128	—
Net cash provided by (used in) financing activities	85,297	(14,354)	14,128	85,071
Net increase in cash	158,195	—	—	158,195
Cash, beginning of year	7,683	—	—	7,683
Cash, end of year	$165,878	$—	$—	$165,878

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$37,172	$11,416	$(11,416)	$37,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	24,194	3,088	—	27,282
Depreciation on rental equipment	134,484	27,931	—	162,415
Amortization of deferred financing costs	1,052	—	—	1,052
Accretion of note discount, net of premium amortization	168	—	—	168
Provision for losses on accounts receivable	2,616	521	—	3,137
Provision for inventory obsolescence	127	—	—	127
Change in deferred income taxes	21,578	—	—	21,578
Stock-based compensation expense	3,037	—	—	3,037
Gain from sales of property and equipment, net	(2,789)	(496)	—	(3,285)
Gain from sales of rental equipment, net	(22,780)	(6,223)	—	(29,003)
Equity in earnings of guarantor subsidiaries	(11,416)	—	11,416	—
Changes in operating assets and liabilities:
Receivables	8,783	(4,629)	—	4,154
Inventories	5,785	(1,518)	—	4,267
Prepaid expenses and other assets	2,566	(25)	—	2,541
Accounts payable	(27,771)	426	—	(27,345)
Manufacturer flooring plans payable	(31,534)	(119)	—	(31,653)
Accrued expenses payable and other liabilities	2,263	(596)	—	1,667
Deferred compensation payable	(332)	—	—	(332)
Net cash provided by operating activities	147,203	29,776	—	176,979
Cash flows from investing activities:
Purchases of property and equipment	(19,505)	(3,390)	—	(22,895)
Purchases of rental equipment	(138,562)	(41,147)	—	(179,709)
Proceeds from sales of property and equipment	3,190	615	—	3,805
Proceeds from sales of rental equipment	67,282	17,107	—	84,389
Investment in subsidiaries	2,749	—	(2,749)	—
Net cash used in investing activities	(84,846)	(26,815)	(2,749)	(114,410)
Cash flows from financing activities:
Purchases of treasury stock	(561)	—	—	(561)
Borrowings on senior secured credit facility	966,146	—	—	966,146
Payments on senior secured credit facility	(988,361)	—	—	(988,361)
Dividends paid	(39,057)	(9)	—	(39,066)
Payments of deferred financing costs	-	—		-
Payments of capital lease obligations	—	(203)	—	(203)
Capital contributions	—	(2,749)	2,749	—
Net cash used in financing activities	(61,833)	(2,961)	2,749	(62,045)
Net increase in cash	524	—	—	524
Cash, beginning of year	7,159	—	—	7,159
Cash, end of year	$7,683	$—	$—	$7,683

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$44,305	$8,428	$(8,428)	$44,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	21,443	2,925	—	24,368
Depreciation on rental equipment	135,511	26,578	—	162,089
Amortization of deferred financing costs	1,036	—	—	1,036
Accretion of note discount, net of premium amortization	168	—	—	168
Provision for losses on accounts receivable	3,223	218	—	3,441
Provision for inventory obsolescence	295	—	—	295
Change in deferred income taxes	30,651	—	—	30,651
Stock-based compensation expense	2,655	—	—	2,655
Gain from sales of property and equipment, net	(2,255)	(482)	—	(2,737)
Gain from sales of rental equipment, net	(27,732)	(7,402)	—	(35,134)
Equity in earnings of guarantor subsidiaries	(8,428)	—	8,428	—
Changes in operating assets and liabilities:
Receivables	9,817	3,749	—	13,566
Inventories	(12,168)	(2,349)	—	(14,517)
Prepaid expenses and other assets	(882)	(26)	—	(908)
Accounts payable	13,298	138	—	13,436
Manufacturer flooring plans payable	(31,167)	—	—	(31,167)
Accrued expenses payable and other liabilities	(4,604)	(391)	—	(4,995)
Deferred compensation payable	68	—	—	68
Net cash provided by operating activities	175,234	31,386	—	206,620
Cash flows from investing activities:
Purchases of property and equipment	(23,989)	(2,808)	—	(26,797)
Purchases of rental equipment	(143,840)	(34,932)	—	(178,772)
Proceeds from sales of property and equipment	3,738	551	—	4,289
Proceeds from sales of rental equipment	80,093	19,428	—	99,521
Investment in subsidiaries	13,426	—	(13,426)	—
Net cash used in investing activities	(70,572)	(17,761)	(13,426)	(101,759)
Cash flows from financing activities:
Purchases of treasury stock	(470)	—	—	(470)
Borrowing on senior secured credit facility	982,961	—	—	982,961
Payments on senior secured credit facility	(1,058,023)	—	—	(1,058,023)
Payments of deferred financing cost	(725)	—	—	(725)
Dividends paid	(37,107)	(7)	—	(37,114)
Payments of capital lease obligations	—	(192)	—	(192)
Capital contributions	—	(13,426)	13,426	-
Net cash used in financing activities	(113,364)	(13,625)	13,426	(113,563)
Net decrease in cash	(8,702)	—	—	(8,702)
Cash, beginning of year	15,861	—	—	15,861
Cash, end of year	$7,159	$—	$—	$7,159

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 22, 2018

/s/ John M. Engquist
John M. Engquist
Chief Executive Officer

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on Internal Control over Financial Reporting

We have audited H&E Equipment Services, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule, and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Dallas, Texas

February 22, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2017.

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

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2)	Financial Statement Schedule for the years ended December 31, 2017, 2016 and 2015:

Schedule II—Valuation and Qualifying Accounts	97

All other schedules are omitted because they are not applicable or not required, or the information appears in the Company’s consolidated financial statements or notes thereto.

(3)	Exhibits: The exhibits to this report are listed in the exhibit index below.
(b) Description of exhibits

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

4.5

Indenture, dated August 24, 2017, by and among H&E Equipment Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 5.6250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 24, 2017).

4.6

Registration Rights Agreement, dated August 24, 2017, by and among the Company, GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California, LLC, H&E Equipment Services (Mid-Atlantic), Inc., and H&E Finance Corp. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed August 24, 2017).

4.7

Registration Rights Agreement, dated November 22, 2017, by and among the Company, the Guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed November 22, 2017).

10.1

Fifth Amended and Restated Credit Agreement, dated December 22, 2017, by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC and H&E Equipment Services (Mid-Atlantic), Inc. (collectively, the “Borrowers”), Wells Fargo Capital Finance, LLC, as administrative agent for each member of the Lender Group and the Bank Product Providers, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed December 27, 2017).

10.2

Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).

10.3

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

10.5

Amendment No. 1 to the H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51579), filed March 3, 2011).†

10.6

Amendment No. 2 to the H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.8 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51579), filed February 25, 2016).†

10.7

H&E Equipment Services, Inc. 2016 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 1, 2016.†

10.8

Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 3, 2011). †

10.9

Restrictive Covenant Agreement, dated August 14, 2015, by and between the Company and Bradley W. Barber (incorporated by reference to Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed October 29, 2015). †

10.10

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

*Filed herewith

**Furnished herewith

†Management contract or compensatory plan or arrangement

Item 16.        Form 10-K Summary

None.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2017
Allowance for doubtful accounts receivable	$3,769	$3,932	$(3,928)	$3,773
Allowance for inventory obsolescence	900	161	(114)	947
	$4,669	$4,093	$(4,042)	$4,720
Year Ended December 31, 2016
Allowance for doubtful accounts receivable	$4,729	$3,137	$(4,097)	$3,769
Allowance for inventory obsolescence	934	127	(161)	900
	$5,663	$3,264	$(4,258)	$4,669
Year Ended December 31, 2015
Allowance for doubtful accounts receivable	$3,288	$3,441	$(2,000)	$4,729
Allowance for inventory obsolescence	647	295	(8)	934
	$3,935	$3,736	$(2,008)	$5,663

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2018.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ John M. Engquist
John M. Engquist
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ John M. Engquist	Chief Executive Officer and Director	February 22, 2018
	John M. Engquist	(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	February 22, 2018
	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ Gary W. Bagley	Chairman and Director	February 22, 2018
Gary W. Bagley

By:	/s/ Paul N. Arnold	Director	February 22, 2018
Paul N. Arnold

By:	/s/ Bruce C. Bruckmann	Director	February 22, 2018
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	February 22, 2018
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	February 22, 2018
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	February 22, 2018
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	February 22, 2018
John T. Sawyer