Form 10-Q
period 2018-03-31
H&E Equipment Services, Inc.
filed 2018-04-27
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 23, 2018, there were 35,686,546 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

March 31, 2018

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;
•	our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve;
•	the impact of conditions in the global credit and commodity markets and their effect on construction spending and the economy in general;
•	relationships with equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness;
•	risks associated with the expansion of our business and any potential acquisitions we may make, including any related capital expenditures, or our ability to consummate such acquisitions;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	security breaches and other disruptions in our information technology systems;
•	adverse weather events or natural disasters;
•	compliance with laws and regulations, including those relating to environmental matters and corporate governance matters; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$38,084	$165,878
Receivables, net of allowance for doubtful accounts of $3,444 and $3,774, respectively	160,432	176,081
Inventories, net of reserves for obsolescence of $1,014 and $947, respectively	148,701	75,004
Prepaid expenses and other assets	11,733	9,172
Rental equipment, net of accumulated depreciation of $518,004 and $495,940, respectively	954,080	904,824
Property and equipment, net of accumulated depreciation and amortization of $135,232 and $131,500, respectively	103,121	101,789
Deferred financing costs, net of accumulated amortization of $13,155 and $12,946, respectively	3,563	3,772
Intangible assets, net	21,195	—
Goodwill	76,389	31,197
Total assets	$1,517,298	$1,467,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$136,188	$89,781
Manufacturer flooring plans payable	28,112	22,002
Accrued expenses payable and other liabilities	56,929	65,095
Dividends payable	189	150
Senior unsecured notes, net of unaccreted discount of $3,525 and $3,644, and deferred financing costs of $2,275 and $2,267, respectively	944,200	944,088
Capital leases payable	1,430	1,486
Deferred income taxes	130,580	126,419
Deferred compensation payable	1,925	1,903
Total liabilities	1,299,553	1,250,924
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,633,307 and 39,623,773 shares issued at March 31, 2018 and December 31, 2017, respectively, and 35,656,119 and 35,646,585 shares outstanding at March 31, 2018 and December 31, 2017, respectively	395	395
Additional paid-in capital	228,389	227,070
Treasury stock at cost, 3,977,188 shares of common stock held at March 31, 2018 and December 31, 2017	(61,749)	(61,749)
Retained earnings	50,710	51,077
Total stockholders’ equity	217,745	216,793
Total liabilities and stockholders’ equity	$1,517,298	$1,467,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Equipment rentals	$129,361	$107,317
New equipment sales	46,493	34,274
Used equipment sales	24,853	28,863
Parts sales	28,151	27,000
Services revenues	15,036	15,080
Other	16,588	14,294
Total revenues	260,482	226,828
Cost of revenues:
Rental depreciation	46,469	40,903
Rental expense	21,272	18,374
New equipment sales	40,845	30,381
Used equipment sales	16,937	19,861
Parts sales	20,617	19,436
Services revenues	5,050	4,999
Other	16,707	15,202
Total cost of revenues	167,897	149,156
Gross profit	92,585	77,672
Selling, general and administrative expenses	65,880	57,318
Merger costs	152	—
Gain on sales of property and equipment, net	(773)	(971)
Income from operations	27,326	21,325
Other income (expense):
Interest expense	(14,653)	(13,232)
Other, net	395	437
Total other expense, net	(14,258)	(12,795)
Income before provision for income taxes	13,068	8,530
Provision for income taxes	3,590	3,140
Net income	$9,478	$5,390
Net income per common share:
Basic	$0.27	$0.15
Diluted	$0.26	$0.15
Weighted average common shares outstanding:
Basic	35,592	35,465
Diluted	35,879	35,621
Dividends declared per common share outstanding	$0.275	$0.275

The accompanying notes are an integral part of these condensed consolidated financial statements.

`H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,478	$5,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,884	6,095
Depreciation of rental equipment	46,469	40,903
Amortization of intangible assets	705	—
Amortization of deferred financing costs	289	262
Accretion of note discount, net of premium amortization	120	42
Provision for losses on accounts receivable	817	985
Provision for inventory obsolescence	67	21
Change in deferred income taxes	4,456	4,382
Stock-based compensation expense	1,319	1,181
Gain from sales of property and equipment, net	(773)	(971)
Gain from sales of rental equipment, net	(7,745)	(8,599)
Changes in operating assets and liabilities:
Receivables	22,414	(348)
Inventories	(88,674)	(44,802)
Prepaid expenses and other assets	(2,237)	(4,096)
Accounts payable	45,384	35,454
Manufacturer flooring plans payable	6,110	6,160
Accrued expenses payable and other liabilities	(15,799)	(11,469)
Deferred compensation payable	22	17
Net cash provided by operating activities	28,306	30,607
Cash flows from investing activities, net of effect of acquisition:
Acquisition of business, net of cash acquired	(125,207)	—
Purchases of property and equipment	(4,505)	(5,804)
Purchases of rental equipment	(40,654)	(33,979)
Proceeds from sales of property and equipment	785	1,848
Proceeds from sales of rental equipment	23,430	24,803
Net cash used in investing activities	(146,151)	(13,132)
Cash flows from financing activities:
Borrowings on senior secured credit facility	294,229	228,254
Payments on senior secured credit facility	(294,229)	(238,536)
Payments of deferred financing costs	(88)	—
Dividends paid	(9,804)	(9,783)
Payments of capital lease obligations	(57)	(53)
Net cash used in financing activities	(9,949)	(20,118)
Net decrease in cash	(127,794)	(2,643)
Cash, beginning of period	165,878	7,683
Cash, end of period	$38,084	$5,040

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2018	2017
Supplemental schedule of noncash investing and financing activities:
Accrued acquisition purchase price consideration	$5,941	$—
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$15,414	$6,789
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(23)	$23
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,633	$23,746
Income tax refunds received, net	$(16)	$(30)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2017, from which the consolidated balance sheet amounts as of December 31, 2017 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.  During the three month period ended March 31, 2018, there were no significant changes to those accounting policies, other than those policies impacted by the new revenue recognition guidance and further described below in “Recent Accounting Pronouncements Adopted in the First Quarter of 2018”.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  At inception, lessees must classify leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the classification of cash flows within the statement of cash flows, differs depending on the lease classification. Also, certain qualitative and quantitative disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We will adopt ASU 2016-02 as of January 1, 2019. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.

Our operating leases under current guidance include the real estate where all but 11 of our 83 branch locations are located as of March 31, 2018. Additionally, the Company leases numerous types of non-rental equipment. Given the size of our lease portfolio, we expect that the new standard will have a material effect on our consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities for our existing operating leases. We have begun accumulating the information related to these leases but have not completed our comprehensive analysis of those leases and are unable to quantify the impact to our consolidated financial statements at this time. We are also concurrently evaluating our internal processes and controls over financial reporting with respect to the impact that the new lease standard will have on our lease administration activities.

As mentioned in the Topic 606 discussion below, our equipment rental business involves rental agreements with customers whereby we are the lessor in the transaction and therefore, we believe that such transactions are subject to the lessor accounting guidance of Topic 842. While our evaluation of ASU 2016-02 is ongoing with respect to our equipment rental activities, we have tentatively concluded that no significant changes are expected to the accounting for our rental equipment revenues, as substantially all of our rental agreements with customers will continue to be treated as operating leases under the new standard. Accordingly, we do not expect material changes to our related rental agreement accounting processes or internal controls.

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

Recent Accounting Pronouncements Adopted in the First Quarter of 2018

  In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which aims to eliminate the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows. The guidance addresses the following specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. We adopted this guidance effective January 1, 2018 and it had no impact to our condensed consolidated statement of cash flows for the periods presented in this Quarterly Report on Form 10-Q.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  We adopted this guidance effective January 1, 2018 and it had no impact on our condensed consolidated financial statements for the periods presented in this Quarterly Report on Form 10-Q.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this ASU and subsequently issued amendments, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflect the consideration we expect to be entitled to in exchange for those goods or services. Entities may use a full retrospective approach or report on the cumulative effect as of the date of adoption. We adopted this standard using the full retrospective transition method effective January 1, 2018.

While the adoption of the new standard did not have an impact on our reported earnings for the periods presented, approximately $1.7 million of revenues that were previously classified in Other Revenues have been reclassified to Parts Revenues. These revenues relate to freight income associated with our parts transactions, and such income was not deemed to be a separate performance obligation under the new guidance. Accordingly, we also reclassified $1.2 million of associated freight costs related to these parts transactions from Other Cost of Revenues to Parts Costs of Revenues. We have recast our results for the prior year period as shown in the table below (amounts in thousands).

		Three Months Ended March 31, 2017
Statement of Income:	As Previously Reported	Adjustments	Current Presentation
Revenues:
Equipment rentals	$ 107,317	$ ─	$ 107,317
New equipment sales	34,274	─	34,274
Used equipment sales	28,863	─	28,863
Parts sales	25,331	1,669	27,000
Services revenues	15,080	─	15,080
Other	15,963	(1,669)	14,294
Total revenues	226,828	─	226,828
Cost of revenues:
Rental depreciation	40,903	─	40,903
Rental expense	18,374	─	18,374
New equipment sales	30,381	─	30,381
Used equipment sales	19,861	─	19,861
Parts sales	18,213	1,223	19,436
Services revenues	4,999	─	4,999
Other	16,425	(1,223)	15,202
Total cost of revenues	149,156	─	149,156
Gross profit	$ 77,672	$ ─	$ 77,672

Revenue Recognition

As further discussed below, upon the adoption of Topic 606 on January 1, 2018, we recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840 (which addresses lease accounting). As discussed above in “Pronouncements Not Yet Adopted”, Topic 842 will supersede Topic 840 upon our adoption of Topic 842 on January 1, 2019.

Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

Nature of goods and services

The table below summarizes our revenue by type and by the applicable accounting standard (amounts in thousands).

	Three Months Ended March 31,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Rental revenues	$ 128,840	$ 521	$ 129,361	$ 106,783	$ 534	$ 107,317
New equipment sales	─	46,493	46,493	─	34,274	34,274
Used equipment sales	─	24,853	24,853	─	28,863	28,863
Parts sales	─	28,151	28,151	─	27,000	27,000
Service revenues	─	15,036	15,036	─	15,080	15,080
Other	4,580	12,008	16,588	3,838	10,456	14,294
Total revenues	$ 133,420	$ 127,062	$ 260,482	$ 110,621	$ 116,207	$ 226,828

Revenues by reporting segment are presented in note 10 of our condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of income. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segment in note 10, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

Lease revenues (Topic 840)

As discussed above in “Pending Accounting Pronouncements Not Yet Adopted”, we expect to adopt Topic 842 on January 1, 2019. While our review of the revenue accounting under Topic 842 is ongoing, we have tentatively concluded that no significant changes are expected to our revenue accounting upon adoption of Topic 842.

Rental Revenues: Owned equipment rentals represent revenues from renting equipment. We account for these rentals as operating leases. We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, we record unbilled rental revenues and deferred rental revenues at the end of reporting periods so rental revenues earned is appropriately stated for the periods presented.

Other: Other rental revenues primarily represent services performed by us in connection with the rental of equipment to a customer, such as fuel consumption charges and damage waiver insurance. Fuel consumption charges are recognized upon return of the rental equipment when fuel consumption by the customer can be measured, if any. Income from damage waiver insurance policies are recognized over the period the equipment is rented.

Revenues from contracts with customers (Topic 606)

The accounting for the types of revenues accounted for pursuant to Topic 606 are discussed below. Substantially all of our revenues under Topic 606 are recognized at a point-in-time rather than over time.

Rental revenues: These revenues represent services performed by us in connection with the rental of equipment and are comprised of customer training fees on rented equipment and erection and dismantling services on rental equipment. Revenues for these services are recognized upon completion of such services.

New equipment sales: Revenues from the sales of new equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good.

Used equipment sales: Revenues from the sales of used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good.

Parts sales: Revenues from the sales of equipment parts are recognized at the time of pick-up by the customer for parts counter sales transactions. For parts that are shipped to a customer, we’ve elected to use a practical expedient of Topic 606 and treat such shipping activities as fulfillment costs, thereby recognizing revenues at the time of shipment.

Services revenues: We derive our services primarily from maintenance and repair services to customers for their owned equipment. We recognize services revenues at the time such services are completed, which is when the customer obtains control of the promised service.

Other revenues: Other revenues relate primarily to hauling fees for transporting rental equipment to and from the customer and ancillary charges associated with maintenance and repair services. Such revenues are recognized at the time the services are completed.

Receivables and contract assets and liabilities

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 840, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 (Topic 605 for 2017) and Topic 840.

We believe concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the three months ended March 31, 2018, and for each of the last three full years. No single customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented in this Quarterly Report on Form 10-Q. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the three month periods ended March 31, 2018 and 2017 were approximately 0.4% and 0.5%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three months ended March 31, 2018 or 2017 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2018 and 2017 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018.

Payment terms

Our Topic 606 revenues do not include material amounts of variable consideration. Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when payment is due is not significant. Our contracts do not generally include a significant financing component. Our contracts with customers do not generally result in significant obligations associated with returns, refunds or warranties. See above for a discussion of how we manage credit risk.

Sales tax amounts collected from customers are recorded on a net basis.

Contract costs

We do not recognize any assets associated with the incremental costs of obtaining a contract with a customer (for example, a sales commission) that we expect to recover. Most of our revenue is recognized at a point-in-time or over a period of one year or less, and we use the practical expedient that allows us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

Contract estimates and judgments

Our revenues accounted for under Topic 606 generally do not require significant estimates or judgments as the transaction price is generally fixed and stated on our contracts. Our contracts generally do not include multiple performance obligations, and accordingly do not generally require estimates of the standalone selling price for each performance obligation. Also, our revenues do not include material amounts of variable consideration. Substantially all of our revenues are recognized at a point-in-time and the timing of the satisfaction of the applicable performance obligations is readily determinable. As noted above, our Topic 606 revenues are generally recognized at the time of delivery to, or pick-up by, the customer.

(3) Acquisitions

On January 1, 2018, we completed the acquisition of Contractors Equipment Center (“CEC”), a non-residential construction focused equipment rental company with three branches located in the greater Denver, Colorado area. CEC had approximately 100 employees and approximately $84 million of rental assets at original equipment cost as of December 31, 2017. CEC also had total revenues of approximately $34 million in the year ended December 31, 2017. The acquisition is expected to significantly expand our presence in the Denver area and surrounding markets.

The aggregate consideration paid to the owners of CEC was approximately $132.4 million. The acquisition and related fees and expenses were funded through available cash. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The amounts presented here are preliminary and are subject to change. However, we do not expect material changes to these assigned values.

$’s in thousands

Cash	$ 1,244
Accounts receivable, net of allowance for doubtful accounts (1)	7,583
Inventory	504
Prepaid expenses and other assets	324
Rental equipment	55,342
Property and equipment	2,700
Intangible assets (2)	21,900
Deferred tax assets	294
Total identifiable assets acquired	89,891
Accounts payable	(1,023)
Accrued expenses payable and other liabilities	(1,670)
Total liabilities assumed	(2,693)
Net identifiable assets acquired	87,198
Goodwill (3)	45,192
Net assets acquired	$ 132,390

(1)	The fair value of accounts receivables acquired was approximately $7.6 million and the gross contractual amount was $7.7 million.

(2)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$ 21,000	10
Tradenames	700	1
Leasehold interests	200	10
	$ 21,900

(3)

The analysis of assigning the $45.2 million goodwill among our six goodwill reporting units has not been finalized. The level of goodwill that resulted from the CEC acquisition is primarily reflective of CEC’s going-concern value, the value of CEC’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total CEC acquisition costs were $0.9 million, of which approximately $0.2 million were incurred in the three month period ended March 31, 2018.

Total revenues attributable to CEC since the acquisition were $11.7 million for the three month period ended March 31 2018. Estimated net income attributable to CEC since the acquisition was $0.7 million, or $0.02 per share, for the three month period ended March 31, 2018.

On April 1, 2018, after the period covered by this report, we completed the acquisition of Rental Inc., a non-residential equipment rental and distribution company with five branches located in Alabama, Florida and Western Georgia. As of April 23, 2018, a preliminary allocation of the fair value of the Rental Inc. purchase price had yet to be completed and consequently, such disclosures in this quarterly report on Form 10-Q is impractical. Disclosure of the allocation of the purchase price to the Rental Inc. balance sheet line items and the pro forma presentation reflecting the impact of the acquisition will be disclosed in future filings.

Pro forma financial information

We completed the CEC acquisition on January 1, 2018. Therefore, the results of CEC are included in our consolidated operating results for the full three month period ended March 31, 2018 presented in this Quarterly Report on Form 10-Q. The pro forma information below gives effect to the CEC acquisition as if they had been completed on January 1, 2017 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The table below presents unaudited pro forma consolidated statements of income information for the three month period ended March 31, 2017 as if CEC was included in our consolidated results for the entire period presented.

	(amounts in thousands)
	Three Month Period Ended March 31, 2017
	H&E	CEC	Total
Total revenues (1)	$ 226,828	$ 8,389	$ 235,217

Pretax income	8,530	1,441	9,971
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)		(903)	(903)
Intangible asset amortization (3)		(705)	(705)
Pro forma pretax income (loss)	8,530	(167)	8,363
Income tax expense (benefit)	3,140	(63)	3,077
Net income (loss)	$ 5,390	$ (104)	$ 5,286
Net income per share - basic	$ 0.15	$ ─	$ 0.15
Net income per share – diluted	$ 0.15	$ ─	$ 0.15

(1)	There were no nonrecurring pro forma adjustments directly attributable to the CEC acquisition included in the reported pro forma total revenues.

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the CEC acquisition.

(3)	Represents the amortization of the intangible assets acquired in the CEC acquisition.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of

March 31, 2018 and December 31, 2017 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	March 31, 2018
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$28,112	$24,284
Senior unsecured notes with interest computed at 5.625% (Level 1)	944,200	958,313
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,430	945
Letter of credit (Level 3)	—	116

	December 31, 2017
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$22,002	$18,737
Senior unsecured notes with interest computed at 5.625% (Level 3)	944,088	619,019
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,486	1,114
Letter of credit (Level 3)	—	116

At December 31, 2017, the fair value of our senior unsecured notes due 2025 was based on the present value of the notes based on our incremental borrowing rate as these notes were not available (registered) on a bond trading market as of December 31, 2017.  At March 31, 2018, the fair value of our senior unsecured notes due 2025 were based on quoted bond trading market prices of those notes. During the three month periods ended March 31, 2018 and 2017, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2018 (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2017	39,623,773	$395	$227,070	$(61,749)	$51,077	$216,793
Stock-based compensation	—	—	1,319	—	—	1,319
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,845)	(9,845)
Issuance of common stock, net of forfeitures	9,534	—	—	—	—	—
Net income	—	—	—	—	9,478	9,478
Balances at March 31, 2018	39,633,307	$395	$228,389	$(61,749)	$50,710	$217,745

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,840,241 shares as of March 31, 2018.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2017	445,964	$19.70
Granted	14,224	$39.38
Vested	(14,224)	$39.38
Forfeited	(4,690)	$20.71
Non-vested stock at March 31, 2018	441,274	$19.69

As of March 31, 2018, we had unrecognized compensation expense of approximately $4.0 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.8 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended March 31,
	2018	2017
Compensation expense	$1,319	$1,181

(7) Income per Share

Income per common share for the three months ended March 31, 2018 and 2017 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.8%  of total outstanding shares for each of the three months ended March 31, 2018 and 2017, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Basic net income per share:
Net income	$9,478	$5,390
Weighted average number of common shares outstanding	35,592	35,465
Net income per share of common stock – basic	$0.27	$0.15
Diluted net income per share:
Net income	$9,478	$5,390
Weighted average number of common shares outstanding	35,592	35,465
Effect of dilutive securities:
Effect of dilutive stock options	—	1
Effect of dilutive non-vested restricted stock	287	155
Weighted average number of common shares outstanding – diluted	35,879	35,621
Net income per share of common stock – diluted	$0.26	$0.15
Common shares excluded from the denominator as anti-dilutive:
Stock options	—	—
Non-vested restricted stock	—	—

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

As of March 31, 2018, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At March 31, 2018, we had no borrowings outstanding under the Credit Facility and could borrow up to $742.3 million and remain in compliance with the debt covenants under the Company’s credit facility. At April 23, 2018, we had $680.8 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

Pursuant to a registration rights agreement entered into between us, the guarantors of the New Notes and the initial purchasers of the New Notes, we agreed to make an offer to exchange (the “Exchange Offer”) the New Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New Notes (except that the exchange notes will not contain any transfer restrictions) within a certain period of time following the completion of the offering. On January 17, 2018, the Company filed a registration statement on Form S-4 with respect to an offer to exchange the New and Add-on Notes and guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New and Add-on Notes (except that the exchange notes do not contain any transfer restrictions). This exchange offer closed on March 27, 2018.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2016	$627,711
Accretion of discount on Old Notes through August 24, 2017	683
Amortization of note premium on Old Notes through August 24, 2017	(574)
Amortization of deferred financing costs on Old Notes through August 24, 2017	153
Aggregate principal amount paid on Old Notes	(630,000)
Writeoff of unaccreted discount on Old Notes	5,294
Writeoff of unamortized premium on Old Notes	(4,452)
Writeoff of deferred financing costs on Old Notes	1,185
Aggregate principal amount issued on New Notes	950,000
Note discount and deferred transaction costs on New Notes	(14,684)
Note premium on New Notes	8,500
Accretion of discount on New Notes from August 24, 2017 through December 31, 2017	542
Amortization of note premium on New Notes from August 24, 2017 through December 31, 2017	(375)
Amortization of deferred financing costs on New Notes from August 24, 2017 through December 31, 2017	105
Balance at December 31, 2017	$944,088
Accretion of discount through March 31, 2018	385
Amortization of note premium through March 31, 2018	(266)
Additional deferred transaction costs on New Notes	(88)
Amortization of deferred financing costs through March 31, 2018	81
Balance at March 31, 2018	$944,200

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Segment Revenues:
Equipment rentals	$129,361	$107,317
New equipment sales	46,493	34,274
Used equipment sales	24,853	28,863
Parts sales	28,151	27,000
Services revenues	15,036	15,080
Total segmented revenues	243,894	212,534
Non-segmented revenues	16,588	14,294
Total revenues	$260,482	$226,828
Segment Gross Profit:
Equipment rentals	$61,620	$48,040
New equipment sales	5,648	3,893
Used equipment sales	7,916	9,002
Parts sales	7,534	7,564
Services revenues	9,986	10,081
Total segmented gross profit	92,704	78,580
Non-segmented gross profit (loss)	(119)	(908)
Total gross profit	$92,585	$77,672

	Balances at
	March 31,	December 31,
	2018	2017
Segment identified assets:
Equipment sales	$129,995	$58,125
Equipment rentals	954,080	904,824
Parts and services	18,706	16,879
Total segment identified assets	1,102,781	979,828
Non-segment identified assets	414,517	487,889
Total assets	$1,517,298	$1,467,717

The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2018 and 2017 were 0.4% and 0.7%, respectively, of total revenues.  No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$38,084	$—	$—	$38,084
Receivables, net	133,959	26,473	—	160,432
Inventories, net	129,609	19,092	—	148,701
Prepaid expenses and other assets	11,529	204	—	11,733
Rental equipment, net	813,882	140,198	—	954,080
Property and equipment, net	91,801	11,320	—	103,121
Deferred financing costs, net	3,563	—	—	3,563
Investment in guarantor subsidiaries	217,062	—	(217,062)	—
Intangible assets, net	21,195	—	—	21,195
Goodwill	46,863	29,526	—	76,389
Total assets	$1,507,547	$226,813	$(217,062)	$1,517,298
Liabilities and Stockholders’ Equity:
Accounts payable	$125,604	$10,584	$—	$136,188
Manufacturer flooring plans payable	27,443	669	—	28,112
Accrued expenses payable and other liabilities	59,813	(2,884)	—	56,929
Dividends payable	237	(48)	—	189
Senior unsecured notes	944,200	—	—	944,200
Capital leases payable	—	1,430	—	1,430
Deferred income taxes	130,580	—	—	130,580
Deferred compensation payable	1,925	—	—	1,925
Total liabilities	1,289,802	9,751	—	1,299,553
Stockholders’ equity	217,745	217,062	(217,062)	217,745
Total liabilities and stockholders’ equity	$1,507,547	$226,813	$(217,062)	$1,517,298

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$165,878	$—	$—	$165,878
Receivables, net	138,657	37,424	—	176,081
Inventories, net	63,828	11,176	—	75,004
Prepaid expenses and other assets	9,030	142	—	9,172
Rental equipment, net	760,972	143,852	—	904,824
Property and equipment, net	89,952	11,837	—	101,789
Deferred financing costs, net	3,772	—	—	3,772
Investment in guarantor subsidiaries	222,217	—	(222,217)	-
Goodwill	1,671	29,526	—	31,197
Total assets	$1,455,977	$233,957	$(222,217)	$1,467,717
Liabilities and Stockholders’ Equity:
Accounts payable	$78,811	$10,970	$—	$89,781
Manufacturer flooring plans payable	20,300	1,702	—	22,002
Accrued expenses payable and other liabilities	67,466	(2,371)	—	65,095
Dividends payable	197	(47)	—	150
Senior unsecured notes	944,088	—	—	944,088
Capital leases payable	—	1,486	—	1,486
Deferred income taxes	126,419	—	—	126,419
Deferred compensation payable	1,903	—	—	1,903
Total liabilities	1,239,184	11,740	—	1,250,924
Stockholders’ equity	216,793	222,217	(222,217)	216,793
Total liabilities and stockholders’ equity	$1,455,977	$233,957	$(222,217)	$1,467,717

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$110,834	$18,527	$—	$129,361
New equipment sales	39,901	6,592	—	46,493
Used equipment sales	20,226	4,627	—	24,853
Parts sales	24,347	3,804	—	28,151
Services revenues	12,782	2,254	—	15,036
Other	13,942	2,646	—	16,588
Total revenues	222,032	38,450	—	260,482
Cost of revenues:
Rental depreciation	39,559	6,910	—	46,469
Rental expense	18,261	3,011	—	21,272
New equipment sales	35,083	5,762	—	40,845
Used equipment sales	13,832	3,105	—	16,937
Parts sales	17,956	2,661	—	20,617
Services revenues	4,361	689	—	5,050
Other	13,916	2,791	—	16,707
Total cost of revenues	142,968	24,929	—	167,897
Gross profit (loss):
Equipment rentals	53,014	8,606	—	61,620
New equipment sales	4,818	830	—	5,648
Used equipment sales	6,394	1,522	—	7,916
Parts sales	6,391	1,143	—	7,534
Services revenues	8,421	1,565	—	9,986
Other	26	(145)	—	(119)
Gross profit	79,064	13,521	—	92,585
Selling, general and administrative expenses	55,009	10,871	—	65,880
Merger costs	152	—	—	152
Equity in earnings of guarantor subsidiaries	458	—	(458)	—
Gain on sales of property and equipment, net	(714)	(59)	—	(773)
Income from operations	25,075	2,709	(458)	27,326
Other income (expense):
Interest expense	(12,349)	(2,304)	—	(14,653)
Other, net	342	53	—	395
Total other expense, net	(12,007)	(2,251)	—	(14,258)
Income before income taxes	13,068	458	(458)	13,068
Income tax expense	3,590	—	—	3,590
Net income	$9,478	$458	$(458)	$9,478

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$88,283	$19,034	$—	$107,317
New equipment sales	29,675	4,599	—	34,274
Used equipment sales	23,142	5,721	—	28,863
Parts sales	23,141	3,859	—	27,000
Services revenues	12,695	2,385	—	15,080
Other	11,752	2,542	—	14,294
Total revenues	188,688	38,140	—	226,828
Cost of revenues:
Rental depreciation	33,748	7,155	—	40,903
Rental expense	15,237	3,137	—	18,374
New equipment sales	26,370	4,011	—	30,381
Used equipment sales	16,098	3,763	—	19,861
Parts sales	16,726	2,710	—	19,436
Services revenues	4,210	789	—	4,999
Other	12,253	2,949	—	15,202
Total cost of revenues	124,642	24,514	—	149,156
Gross profit (loss):
Equipment rentals	39,298	8,742	—	48,040
New equipment sales	3,305	588	—	3,893
Used equipment sales	7,044	1,958	—	9,002
Parts sales	6,415	1,149	—	7,564
Services revenues	8,485	1,596	—	10,081
Other	(501)	(407)	—	(908)
Gross profit	64,046	13,626	—	77,672
Selling, general and administrative expenses	46,886	10,432	—	57,318
Equity in earnings of guarantor subsidiaries	1,212	—	(1,212)	—
Gain on sales of property and equipment, net	(724)	(247)	—	(971)
Income from operations	19,096	3,441	(1,212)	21,325
Other income (expense):
Interest expense	(10,913)	(2,319)	—	(13,232)
Other, net	347	90	—	437
Total other expense, net	(10,566)	(2,229)	—	(12,795)
Income before income taxes	8,530	1,212	(1,212)	8,530
Income tax expense	3,140	—	—	3,140
Net income	$5,390	$1,212	$(1,212)	$5,390

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$9,478	$458	$(458)	$9,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	5,163	721	—	5,884
Depreciation of rental equipment	39,559	6,910	—	46,469
Amortization of intangible assets	705	—	—	705
Amortization of deferred financing costs	289	—	—	289
Accretion of note discount, net of premium amortization	120	—	—	120
Provision for losses on accounts receivable	593	224	—	817
Provision for inventory obsolescence	67	—	—	67
Change in deferred income taxes	4,456	—	—	4,456
Stock-based compensation expense	1,319	—	—	1,319
Gain from sales of property and equipment, net	(714)	(59)	—	(773)
Gain from sales of rental equipment, net	(6,228)	(1,517)	—	(7,745)
Equity in earnings of guarantor subsidiaries	(458)	—	458	—
Changes in operating assets and liabilities:
Receivables	11,687	10,727	—	22,414
Inventories	(78,456)	(10,218)	—	(88,674)
Prepaid expenses and other assets	(2,175)	(62)	—	(2,237)
Accounts payable	45,770	(386)	—	45,384
Manufacturer flooring plans payable	7,143	(1,033)	—	6,110
Accrued expenses payable and other liabilities	(15,286)	(513)	—	(15,799)
Deferred compensation payable	22	—	—	22
Net cash provided by operating activities	23,054	5,252	—	28,306
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(125,207)	—	—	(125,207)
Purchases of property and equipment	(4,301)	(204)	—	(4,505)
Purchases of rental equipment	(36,688)	(3,966)	—	(40,654)
Proceeds from sales of property and equipment	726	59	—	785
Proceeds from sales of rental equipment	18,901	4,529	—	23,430
Investment in subsidiaries	5,613	—	(5,613)	—
Net cash provided by (used in) investing activities	(140,956)	418	(5,613)	(146,151)
Cash flows from financing activities:
Borrowings on senior secured credit facility	294,229	—	—	294,229
Payments on senior secured credit facility	(294,229)	—	—	(294,229)
Dividends paid	(9,804)	—	—	(9,804)
Payments of deferred financing costs	(88)	—	—	(88)
Payments on capital lease obligations	—	(57)	—	(57)
Capital contributions	—	(5,613)	5,613	—
Net cash used in financing activities	(9,892)	(5,670)	5,613	(9,949)
Net decrease in cash	(127,794)	—	—	(127,794)
Cash, beginning of period	165,878	—	—	165,878
Cash, end of period	$38,084	$—	$—	$38,084

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$5,390	$1,212	$(1,212)	$5,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	5,301	794	—	6,095
Depreciation of rental equipment	33,748	7,155	—	40,903
Amortization of deferred financing costs	262	—	—	262
Accretion of note discount, net of premium amortization	42	—	—	42
Provision for losses on accounts receivable	726	259	—	985
Provision for inventory obsolescence	21	—	—	21
Change in deferred income taxes	4,382	—	—	4,382
Stock-based compensation expense	1,181	—	—	1,181
Gain from sales of property and equipment, net	(724)	(247)	—	(971)
Gain from sales of rental equipment, net	(6,670)	(1,929)	—	(8,599)
Equity in earnings of guarantor subsidiaries	(1,212)	—	1,212	-
Changes in operating assets and liabilities:				-
Receivables	(1,064)	716	—	(348)
Inventories	(38,215)	(6,587)	—	(44,802)
Prepaid expenses and other assets	(4,039)	(57)	—	(4,096)
Accounts payable	33,160	2,294	—	35,454
Manufacturer flooring plans payable	6,034	126	—	6,160
Accrued expenses payable and other liabilities	(11,879)	410	—	(11,469)
Deferred compensation payable	17	—	—	17
Net cash provided by operating activities	26,461	4,146	—	30,607
Cash flows from investing activities:
Purchases of property and equipment	(5,474)	(330)	—	(5,804)
Purchases of rental equipment	(25,444)	(8,535)	—	(33,979)
Proceeds from sales of property and equipment	1,590	258	—	1,848
Proceeds from sales of rental equipment	19,251	5,552	—	24,803
Investment in subsidiaries	1,036	—	(1,036)	-
Net cash used in investing activities	(9,041)	(3,055)	(1,036)	(13,132)
Cash flows from financing activities:
Borrowings on senior secured credit facility	228,254	—	—	228,254
Payments on senior secured credit facility	(238,536)	—	—	(238,536)
Dividends paid	(9,781)	(2)	—	(9,783)
Payments on capital lease obligations	—	(53)	—	(53)
Capital contributions	—	(1,036)	1,036	-
Net cash used in financing activities	(20,063)	(1,091)	1,036	(20,118)
Net decrease in cash	(2,643)	—	—	(2,643)
Cash, beginning of period	7,683	—	—	7,683
Cash, end of period	$5,040	$—	$—	$5,040

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2018, and its results of operations for the three month period ended March 31, 2018, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of April 23, 2018, we operated 88 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

On January 1, 2018, we completed the acquisition of Contractors Equipment Center, an equipment rental company serving the greater Denver, Colorado area with three branches. On April, 1, 2018, we completed the acquisition of Rental Inc., an equipment rental and distribution company serving the Alabama, Florida and Western Georgia areas with five branches.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three months ended March 31, 2018, except as disclosed in note 2 related to new revenue recognition guidance adopted on January 1, 2018. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three month period ended March 31, 2017, approximately 49.7% of our total revenues were attributable to equipment rentals, 17.8% of our total revenues were attributable to new equipment sales, 9.5% were attributable to used equipment sales, 10.8% were attributable to parts sales, 5.8% were attributable to our services revenues and 6.4% were attributable to non-segmented other revenues.

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

Our non-segmented other revenues relate to equipment support activities that we provide, such as transportation, hauling, and damage waivers, and are not generally allocated to reportable segments.

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three month period ended March 31, 2018, our total cost of revenues was $167.9 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three month period ended March 31, 2018, our selling, general and administrative expenses were $65.9 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Non-Segmented Other. These expenses include costs associated with providing transportation, hauling and damage waiver including, among other items, drivers’ wages, fuel costs, and our costs related to damage waiver policies.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2018 was $954.1 million, or approximately 62.9% of our total assets. Our rental fleet as of March 31, 2018 consisted of 34,842 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.5 billion. As of March 31, 2018, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	23,670	67.9%	$990.5	66.0%	37.8
Cranes	280	0.8%	99.7	6.6%	55.2
Earthmoving	3,496	10.0%	289.6	19.3%	26.3
Industrial Lift Trucks	1,069	3.1%	32.5	2.2%	27.8
Other	6,327	18.2%	88.9	5.9%	28.7
Total	34,842	100.0%	$1,501.2	100.0%	34.9

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

The original acquisition cost of our gross rental fleet increased by approximately $98.7 million, or 7.0%, for the three month period ended March 31, 2018, largely reflective of the CEC acquired fleet. The average age of our rental fleet equipment increased by approximately 0.3 months for the three months ended March 31, 2018.

Our average rental rates for the three month period ended March 31, 2018 were 2.1% higher than in the three month period ended March 31, 2018 and approximately 0.2% higher than the three month period ended December 31, 2017 (see further discussion on rental rates in “Results of Operations” below). Our average rental rates for the three month period ended March 31, 2018 do not include rental rate data for CEC.

The rental equipment mix among our four core product lines for the three months ended March 31, 2018 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward‑Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10‑K for the year ended December 31, 2017.

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

•

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. However, the decline in oil and natural gas prices and the related downturn in oil industry activities during fiscal years 2014, 2015 and 2016 resulted in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Although oil prices have subsequently stabilized and improved slightly in 2017 and into 2018, we believe the uncertainty regarding future oil prices continues to impact customer capital expenditure decisions.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 37 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2018 and 2017. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues.

			Total	Total
	Three Months Ended		Dollar	Percentage
	March 31,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$129,361	$107,317	$22,044	20.5%
New equipment sales	46,493	34,274	12,219	35.7%
Used equipment sales	24,853	28,863	(4,010)	(13.9)%
Parts sales	28,151	27,000	1,151	4.3%
Services revenues	15,036	15,080	(44)	(0.3)%
Non-Segmented revenues	16,588	14,294	2,294	16.0%
Total revenues	$260,482	$226,828	$33,654	14.8%

Total Revenues. Our total revenues were $260.5 million for the three month period ended March 31, 2018 compared to $226.8 million for the three month period ended March 31, 2017, an increase of $33.7 million, or 14.8%. Of the $33.7 increase in total revenues in 2018, approximately $11.7 million was attributable to the three branches acquired in the CEC acquisition. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended March 31, 2018 increased approximately $22.0 million, or 20.5%, to $129.4 million from $107.3 million in the three month period ended March 31, 2017. Equipment rental revenues attributable to the three acquired CEC branches totaled $10.7 million. Rental revenues from aerial work platform equipment increased $10.0 million while other equipment rental revenues increased $10.6 million. Earthmoving equipment rental revenues increased $1.8 million and lift truck rental revenues increased approximately $0.2 million. Partially offsetting these rental revenue increases was a $0.5 million decrease in crane rental revenues. Our average rental rates for the three month period ended March 31, 2018 increased 2.1% compared to the same three month period last year and increased approximately 0.2% from the three month period ended December 31, 2017. Our average rental rates for the three month period ended March 31, 2018 do not include rental rate data for CEC.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2018 was 34.7% compared to 32.4% in the three month period ended March 31, 2017, an increase of 2.3%. The increase in comparative rental equipment dollar utilization was primarily the result of an increase in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 70.5% for the three month period ended March 31, 2018 compared to 68.5% in the three month period ended March 31, 2017, an increase of 2.0%. The increase in equipment rental time utilization based on original equipment cost is largely reflective increased demand for rental equipment.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2018 increased $12.2 million, or 35.7%, to $46.5 million from $34.3 million for the three month period ended March 31, 2017, largely as a result of a $16.0 million increase in new crane sales, resulting from improved crane demand. Sales of new aerial work platform equipment and new lift trucks increased $1.2 million and $0.1 million, respectively. Partially offsetting these increases were a $4.3 million decrease in new earthmoving equipment sales and a $0.8 million decrease in new other equipment sales.

Used Equipment Sales Revenues. Our used equipment sales decreased $4.0 million, or 13.9%, to $24.9 million for the three month period ended March 31, 2018, from $28.9 million for the same three month period in 2017. Sales of used earthmoving equipment decreased $6.4 million and sales of used cranes decreased $3.5 million, while used lift truck sales decreased $0.2 million. Partially offsetting these decreases were increases in sales of used aerial work platform equipment and used other equipment of $5.6 million and $0.4 million, respectively.

Parts Sales Revenues. Our parts sales for the three month period ended March 31, 2018 increased $1.2 million, or 4.3%, to approximately $28.2 million from $27.0 million for the same three month period last year. The increase in parts sales revenues was driven primarily by higher crane parts sales.

Services Revenues. Our services revenues for the three month period ended March 31, 2018 decreased $44,000, or 0.3%, to $15.0 million from approximately $15.1 million for the same three month period last year.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including fuel charges on rented equipment, transportation and hauling charges related to our equipment rental and maintenance and repair services, and damage waiver fees on rental equipment. For the three month period ended March 31, 2018, our other revenues were approximately $16.6 million, an increase of $2.3 million, or 16.0%, from approximately $14.3 million in the same three month period in 2017. This increase was primarily driven by higher hauling revenues associated with our equipment rental activities, as well the impact of the three acquired CEC branches’ non-segmented other revenues of $0.7 million.

Gross Profit (Loss).

			Total	Total
	Three Months Ended		Dollar	Percentage
	March 31,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$61,620	$48,040	$13,580	28.3%
New equipment sales	5,648	3,893	1,755	45.1%
Used equipment sales	7,916	9,002	(1,086)	(12.1)%
Parts sales	7,534	7,564	(30)	(0.4)%
Services revenues	9,986	10,081	(95)	(0.9)%
Non-Segmented revenues	(119)	(908)	789	(86.9)%
Total gross profit	$92,585	$77,672	$14,913	19.2%

Total Gross Profit. Our total gross profit was $92.6 million for the three month period ended March 31, 2018 compared to $77.7 million for the same three month period in 2017, an increase of $14.9 million, or 19.2%. Approximately $6.0 million of the $14.9 million total gross profit increase was attributable to the three acquired CEC branches. Total gross profit margin for the three month period ended March 31, 2018 was 35.5%, an increase of 1.3% from the 34.2% gross profit margin for the same three month period in 2017. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended March 31, 2018 increased approximately $13.6 million, or 28.3%, to approximately $61.6 million from $48.0 million in the same three month period in 2017. Gross profit margin on equipment rentals for the three month period ended March 31, 2018 was approximately 47.6% compared to 44.8% for the same period in 2017, an increase of 2.8%.

The increase in equipment rentals gross profit was the result of a $22.0 million increase in equipment rental revenues for the three month period ended March 31, 2018 compared to the same period last year, which was partially offset by a $5.6 million increase in rental equipment depreciation expense and a $2.9 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2018 compared to 2017.

Depreciation expense was 35.9% of equipment rental revenues for the three month period ended March 31, 2018 compared to 38.1% for the same period in 2017, a decrease of 2.2%, primarily as a result of the increase in equipment rental revenues in the three month period March 31, 2018 compared to the same period last year. As a percentage of equipment rental revenues, rental expenses were 16.4% for the three month period ended March 31, 2018 compared to 17.1% for the same period last year, a decrease of 0.7%, resulting primarily from lower rental expenses as a percentage of equipment rental revenues in the current year period in our oil and gas markets compared to the prior year period. We have observed improving equipment rental revenue trends in 2017 and into 2018 in our oil and gas markets as the broader oil and gas markets have improved.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2018 increased approximately $1.8 million, or 45.1%, to $5.6 million compared to $3.9 million for the same three month period in 2017 on a total new equipment sales increase of $12.2 million. Gross profit margin on new equipment sales was 12.1% for the three month period ended March 31, 2018, compared to 11.4% for the same period last year, an increase of 0.7%. The increase in gross profit margin is primarily due to higher gross margins on sales of new cranes and new earthmoving equipment.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2018 decreased $1.0 million, or 12.1%, to $7.9 million from $9.0 million in the same period in 2017 on a used equipment sales decrease of $4.0 million. Gross profit margin on used equipment sales for the three month period ended March 31, 2017 was approximately 31.9%, up 0.7% from 31.2% for the same three month period in 2017, primarily as a result of the mix of used equipment sold and higher used earthmoving equipment and other used equipment sales gross margins. Our used equipment sales from the rental fleet, which comprised approximately 94.3% and 85.9% of our used equipment sales for the three month periods ended March 31, 2018 and

2017, respectively, were approximately 149.4%  and 153.1% of net book value for the three month periods ended March 31, 2018 and 2017, respectively.

Parts Sales Gross Profit. For the each of the three month periods ended March 31, 2018 and 2017, our parts sales gross profit was approximately $7.5 million. Gross profit margin for the three month period ended March 31, 2018 was 26.8%, a decrease of approximately 1.2% from 28.0% in the same three month period in 2017, as a result of the mix of parts sold and lower gross margins on crane parts sales and other equipment parts sales.

Services Revenues Gross Profit. For the three month period ended March 31, 2018, our services revenues gross profit decreased $0.1 million, or 0.9%, to $10.0 million from $10.1 million for the same three month period in 2017 on a $44,000 decrease in services revenues. Gross profit margin for the three month period ended March 31, 2018 was 66.4%, a decrease of 0.5% from 66.9% in the same three month period in 2017, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues gross profit increased $0.8 million, from a gross loss of $0.9 million for the three month period ended March 31, 2017 to a gross loss of $0.1 million in the three month period ended March 31, 2018. Gross margin for the three month period ended March 31, 2018 was (6.4)% compared to a gross margin of (0.7)% in the same three month period last year, a decrease of 5.7%, primarily reflective of lower gross margin on hauling and transportation related charges in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased approximately $8.6 million, or approximately 14.9%, to $65.9 million for the three month period ended March 31, 2018 compared to $57.3 million for the three month period ended March 31, 2017. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit expenses increased $4.1 million. Also, our results for the three month period ended March 31, 2018 includes three full months of CEC’s operating totaling $2.2 million of SG&A expenses and $0.7 million of amortization of intangible assets associated with the CEC purchase price allocation. Approximately $1.1 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2017 with less than three months of comparable operations in either or both of the three month periods ended March 31, 2018 and 2017. As a percentage of total revenues, SG&A expenses were 25.3% for each of the three month periods ended March 31, 2018 and 2017.

Other Income (Expense). For the three month period ended March 31, 2018, our net other expenses increased $1.5 million to $14.3 million compared to $12.8 million for the same three month period in 2017, substantially all as a result of a $1.4 million increase in interest expense to $14.7 million for the three month period ended March 31, 2018 compared to $13.2 million for the three month period ended March 31, 2017. The increase in interest expense is due to additional interest costs of $2.4 million associated with the upsize of our $950 million 5.625% senior unsecured notes that were issued in the third and fourth quarters of 2017 compared to our $630 million 7% senior unsecured notes. This increase was partially offset by a decrease of $1.0 million in interest costs on our senior secured credit facility.

Income Taxes. We recorded income tax expense of $3.6 million for the three month period ended March 31, 2018 compared to income tax expense of approximately $3.1 million for the three month period ended March 31, 2017. Our effective income tax rate was approximately 27.5% for the three month period ended March 31, 2018 compared to 36.8% for the same three month period last year, a decrease of 9.3%. The decrease in our effective tax rate is primarily due to the decrease in the federal statutory tax rate from 35% to 21%, resulting from the Tax Cuts and Jobs Act of 2017 (“the Act”), enacted in the fourth quarter of 2017. Our accounting for the income tax effects of the Act has been completed.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at March 31, 2018 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the three month period ended March 31, 2018, the cash provided by our operating activities was $28.3 million. Our reported net income of $9.5 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $61.1 million. These cash flows from operating activities were also positively impacted by a $45.4 million increase in accounts payable, a $22.4 million decrease in receivables and a $6.1 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were an $88.7 million increase in inventories, a $16.0 million decrease in accrued expenses payable and other liabilities and a $2.2 million increase in prepaid expenses and other assets.

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

Cash flow from investing activities. For the three month period ended March 31, 2018, our cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $146.2 million. The acquisition of CEC totaled $125.2 (net of cash acquired). Purchases of rental and non-rental equipment totaling $45.2 million and proceeds from the sale of rental and non-rental equipment of approximately $24.2 million.

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

Cash flow from financing activities. For the three month period ended March 31, 2018, cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of approximately $9.9 million. Dividends totaling $9.8 million, or $0.275 per common share, were paid during the three month period ended March 31, 2018. Payments on capital lease obligations were $0.1 million and payments of deferred financing costs were $0.1 million.

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

At March 31, 2018, we had no borrowings under the credit facility and we could borrow up to $742.3 million and remain in compliance with the debt covenants under the Company’s credit facility. At April 23, 2018, we had $380.8 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2018 were approximately $56.1 million, including $15.4 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2018 were $4.5 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of April 23, 2018, we had $680.8 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

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

Quarterly Dividend

On February 16, 2018, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on March 16, 2018, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.50% to 1.00%, depending on the leverage ratio, in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.50% to 2.00%, depending on the leverage ratio, in the case of LIBOR revolving loans.  At March 31, 2018, we had no borrowings outstanding under the Credit Facility. At April 23, 2018, we had borrowings outstanding totaling $61.5 million, with $680.8 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of March 31, 2018 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2017.

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

H&E EQUIPMENT SERVICES, INC.

Dated: April 27, 2018	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: April 27, 2018	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)