Form 10-Q
period 2018-06-30
H&E Equipment Services, Inc.
filed 2018-07-26
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 19, 2018, there were 35,685,152 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

June 30, 2018

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$9,579	$165,878
Receivables, net of allowance for doubtful accounts of $3,392 and $3,774, respectively	175,736	176,081
Inventories, net of reserves for obsolescence of $718 and $947, respectively	162,773	75,004
Prepaid expenses and other assets	9,671	9,172
Rental equipment, net of accumulated depreciation of $538,133 and $495,940, respectively	1,090,380	904,824
Property and equipment, net of accumulated depreciation and amortization of $139,784 and $131,500, respectively	112,076	101,789
Deferred financing costs, net of accumulated amortization of $13,342 and $12,946, respectively	3,375	3,772
Intangible assets, net	30,215	—
Goodwill	105,843	31,197
Total assets	$1,699,648	$1,467,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$132,663	$ —
Accounts payable	154,551	89,781
Manufacturer flooring plans payable	28,760	22,002
Accrued expenses payable and other liabilities	69,917	65,095
Dividends payable	76	150
Senior unsecured notes, net of unaccreted discount of $3,406 and $3,644 and deferred financing costs of $2,206 and $2,267, respectively	944,388	944,088
Capital leases payable	829	1,486
Deferred income taxes	137,162	126,419
Deferred compensation payable	1,946	1,903
Total liabilities	1,470,292	1,250,924
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,662,340 and 39,623,773 shares issued at June 30, 2018 and December 31, 2017, respectively, and 35,685,152 and 35,646,585 shares outstanding at June 30, 2018 and December 31, 2017, respectively	396	395
Additional paid-in capital	229,041	227,070
Treasury stock at cost, 3,977,188 shares of common stock held at June 30, 2018 and December 31, 2017	(61,749)	(61,749)
Retained earnings	61,668	51,077
Total stockholders’ equity	229,356	216,793
Total liabilities and stockholders’ equity	$1,699,648	$1,467,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Equipment rentals	$143,829	$118,370	$273,190	$225,687
New equipment sales	68,539	45,669	115,032	79,943
Used equipment sales	32,140	24,106	56,993	52,969
Parts sales	30,281	29,725	58,432	56,725
Services revenues	16,788	15,944	31,824	31,024
Other	18,787	15,549	35,375	29,843
Total revenues	310,364	249,363	570,846	476,191
Cost of revenues:
Rental depreciation	51,171	41,838	97,640	82,741
Rental expense	22,073	20,162	43,345	38,536
New equipment sales	61,226	40,450	102,071	70,831
Used equipment sales	21,772	17,002	38,709	36,863
Parts sales	21,931	21,722	42,548	41,158
Services revenues	5,752	5,332	10,802	10,331
Other	18,336	15,517	35,043	30,719
Total cost of revenues	202,261	162,023	370,158	311,179
Gross profit	108,103	87,340	200,688	165,012
Selling, general and administrative expenses	69,046	59,807	134,926	117,125
Merger costs	68	—	220	—
Gain on sales of property and equipment, net	4,114	1,135	4,887	2,106
Income from operations	43,103	28,668	70,429	49,993
Other income (expense):
Interest expense	(15,693)	(13,373)	(30,346)	(26,605)
Other, net	459	373	854	810
Total other expense, net	(15,234)	(13,000)	(29,492)	(25,795)
Income before provision for income taxes	27,869	15,668	40,937	24,198
Provision for income taxes	7,098	5,790	10,688	8,930
Net income	$20,771	$9,878	$30,249	$15,268
Net income per common share:
Basic	$0.58	$0.28	$0.85	$0.43
Diluted	$0.58	$0.28	$0.84	$0.43
Weighted average common shares outstanding:
Basic	35,634	35,473	35,613	35,469
Diluted	35,906	35,631	35,893	35,626
Dividends declared per common share outstanding	$0.275	$0.275	$0.55	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

`H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$30,249	$15,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,085	12,115
Depreciation of rental equipment	97,640	82,741
Amortization of intangible assets	1,485	—
Amortization of deferred financing costs	557	526
Accretion of note discount, net of premium amortization	239	84
Provision for losses on accounts receivable	1,679	1,858
Provision for inventory obsolescence	71	71
Change in deferred income taxes	10,743	9,968
Stock-based compensation expense	2,081	1,894
Gain from sales of property and equipment, net	(4,887)	(2,106)
Gain from sales of rental equipment, net	(18,006)	(15,349)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	9,121	(3,274)
Inventories	(103,631)	(49,585)
Prepaid expenses and other assets	(128)	(1,911)
Accounts payable	59,705	41,621
Manufacturer flooring plans payable	6,758	(4,956)
Accrued expenses payable and other liabilities	(389)	3,715
Deferred compensation payable	43	27
Net cash provided by operating activities	105,415	92,707
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(196,027)	—
Purchases of property and equipment	(19,561)	(12,137)
Purchases of rental equipment	(217,828)	(112,946)
Proceeds from sales of property and equipment	6,687	3,137
Proceeds from sales of rental equipment	52,177	46,013
Net cash used in investing activities	(374,552)	(75,933)
Cash flows from financing activities:
Borrowings on senior secured credit facility	735,775	484,252
Payments on senior secured credit facility	(603,112)	(482,042)
Payments of deferred financing costs	(97)	—
Dividends paid	(19,619)	(19,565)
Payments of capital lease obligations	(109)	(107)
Net cash provided by (used in) financing activities	112,838	(17,462)
Net decrease in cash	(156,299)	(688)
Cash, beginning of period	165,878	7,683
Cash, end of period	$9,579	$6,995

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2018	2017
Supplemental schedule of noncash investing and financing activities:
Accrued acquisition purchase price consideration	$3,432	$—
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$21,618	$9,021
Purchases of property and equipment included in accrued expenses payable and other liabilities	$24	$(173)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30,040	$25,992
Income taxes paid, net of refunds received	$1,254	$446

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2017, from which the consolidated balance sheet amounts as of December 31, 2017 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.  During the three and six month periods ended June 30, 2018, there were no significant changes to those accounting policies, other than those policies impacted by the new revenue recognition guidance and further described below in “Recent Accounting Pronouncements Adopted in the First Quarter of 2018”.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  At inception, lessees must classify leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the classification of cash flows within the statement of cash flows, differs depending on the lease classification. Also, certain qualitative and quantitative disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We will adopt ASU 2016-02 as of January 1, 2019. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients.

Our operating leases under current guidance (Topic 840) include the real estate where all but 12 of our 89 branch locations are located as of June 30, 2018. Additionally, the Company leases numerous types of non-rental equipment. Given the size of our lease portfolio, we expect that the new standard will have a material effect on our consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities for our existing operating leases. We have begun accumulating the information related to these leases but have not completed our comprehensive analysis of those leases and are unable to quantify the impact to our consolidated financial statements at this time. We are concurrently evaluating our internal processes and controls over financial reporting with respect to the impact that the new lease standard will have on our lease administration and financial reporting activities. We are also in the process of implementing a new software tool to help facilitate compliance with the new guidance.

As mentioned in the Topic 606 discussion below, our equipment rental business involves rental agreements with customers whereby we are the lessor in the transaction and therefore, we believe that such transactions are subject to the pending lessor accounting guidance of Topic 842. While our evaluation of Topic 842 is ongoing with respect to our equipment rental activities, we have tentatively concluded that no significant changes are expected to the accounting for our rental equipment revenues, as substantially all of our rental agreements with customers will continue to be treated as operating leases under the new standard. Accordingly, we do not expect material changes to our related rental agreement accounting processes or internal controls upon adoption of ASU 2016-02.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 will be effective for us as of January 1, 2020. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions, or trade receivables. Under Topic 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. While we believe that our current methodology for estimating the allowance for doubtful accounts on our trade accounts receivables is reasonable, we have not concluded whether the application of the CECL model, when compared to our current methodology, will have a material impact to our allowance for doubtful accounts.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 of the current goodwill impairment test., which was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted and requires prospective adoption.  Based upon our review of ASU 2017-04, we do not expect the guidance to have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Adopted in Fiscal 2018

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects several areas of accounting, including acquisitions, disposals, goodwill and consolidation. We adopted this guidance effective January 1, 2018 and it had no impact on our condensed consolidated financial statements for the periods presented in this Quarterly Report on Form 10-Q. The future impact of this guidance will depend on the nature of our future activities.

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

While the adoption of the new standard did not have an impact on our reported net income for the periods presented in this quarterly report on Form 10-Q, approximately $1.8 million and $3.4 million of revenues that were previously classified in Other Revenues have been reclassified to Parts Revenues for the three and six month periods ended June 30, 2018, respectively. These revenues relate to freight income associated with our parts transactions, and such income was not deemed to be a separate performance obligation under the new guidance. Accordingly, we also reclassified $1.4 million and $2.6 million of associated freight costs related to these parts transactions from Other Cost of Revenues to Parts Costs of Revenues for the three and six months ended June 30, 2018, respectively. We have recast our results for the prior year three and six month periods ended June 30, 2017 as shown in the tables below (amounts in thousands).

		Three Months Ended June 30, 2017
Statement of Income:	As Previously Reported	Adjustments	Current Presentation
Revenues:
Equipment rentals	$ 118,370	$ ─	$ 118,370
New equipment sales	45,669	─	45,669
Used equipment sales	24,106	─	24,106
Parts sales	27,969	1,756	29,725
Services revenues	15,944	─	15,944
Other	17,305	(1,756)	15,549

Total revenues	249,363	─	249,363
Cost of revenues:
Rental depreciation	41,838	─	41,838
Rental expense	20,162	─	20,162
New equipment sales	40,450	─	40,450
Used equipment sales	17,002	─	17,002
Parts sales	20,358	1,364	21,722
Services revenues	5,332	─	5,332
Other	16,881	(1,364)	15,517
Total cost of revenues	162,023	─	162,023
Gross profit	$ 87,340	$ ─	$ 87,340

		Six Months Ended June 30, 2017
Statement of Income:	As Previously Reported	Adjustments	Current Presentation
Revenues:
Equipment rentals	$ 225,687	$ ─	$ 225,687
New equipment sales	79,943	─	79,943
Used equipment sales	52,969	─	52,969
Parts sales	53,300	3,425	56,725
Services revenues	31,024	─	31,024
Other	33,268	(3,425)	29,843
Total revenues	476,191	─	476,191
Cost of revenues:
Rental depreciation	82,741	─	82,741
Rental expense	38,536	─	38,536
New equipment sales	70,831	─	70,831
Used equipment sales	36,863	─	36,863
Parts sales	38,571	2,587	41,158
Services revenues	10,331	─	10,331
Other	33,306	(2,587)	30,719
Total cost of revenues	311,179	─	311,179
Gross profit	$ 165,012	$ ─	$ 165,012

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

Nature of goods and services

The tables below summarizes for the three and six months ended June 30, 2018 our revenue by type and by the applicable accounting standard (amounts in thousands).

	Three Months Ended June 30,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Rental revenues	$ 143,435	$ 394	$ 143,829	$ 117,850	$ 520	$ 118,370
New equipment sales	─	68,539	68,539	─	45,669	45,669
Used equipment sales	─	32,140	32,140	─	24,106	24,106
Parts sales	─	30,281	30,281	─	29,725	29,725
Service revenues	─	16,788	16,788	─	15,944	15,944
Other	5,362	13,425	18,787	4,313	11,236	15,549
Total revenues	$ 148,797	$ 161,567	$ 310,364	$ 122,163	$ 127,200	$ 249,363
	Six Months Ended June 30,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Rental revenues	$ 272,275	$ 915	$ 273,190	$ 224,633	$ 1,054	$ 225,687
New equipment sales	─	115,032	115,032	─	79,943	79,943
Used equipment sales	─	56,993	56,993	─	52,969	52,969
Parts sales	─	58,432	58,432	─	56,725	56,725
Service revenues	─	31,824	31,824	─	31,024	31,024
Other	9,942	25,433	35,375	8,151	21,692	29,843
Total revenues	$ 282,217	$ 288,629	$ 570,846	$ 232,784	$ 243,407	$ 476,191

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

Lease revenues (Topic 840)

As discussed above in “Pending Accounting Pronouncements Not Yet Adopted”, we expect to adopt Topic 842 on January 1, 2019. While our review of the revenue accounting under Topic 842 is ongoing, we have tentatively concluded that no significant changes are expected to our rental revenue accounting upon adoption of Topic 842.

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

Other: Other rental revenues primarily represent services performed by us in connection with the rental of equipment to a customer, such as fuel consumption charges and damage waiver insurance. Fuel consumption charges are recognized upon return of the rental equipment when fuel consumption by the customer, if any, can be measured. Income from damage waiver insurance policies are recognized over the period the equipment is rented.

Revenues from contracts with customers (Topic 606)

The accounting for the types of revenues accounted for pursuant to Topic 606 are discussed below. Substantially all of our revenues under Topic 606 are recognized at a point-in-time rather than over time.

Rental revenues: These revenues represent revenues for services performed by us in connection with the rental of equipment and are comprised of customer training fees on rented equipment and erection and dismantling services on rental equipment. Revenues for these services are recognized upon completion of such services.

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

Parts sales: Revenues from the sales of equipment parts are recognized at the time of pick-up by the customer for parts counter sales transactions. For parts that are shipped to a customer, we elected to use a practical expedient of Topic 606 and treat such shipping activities as fulfillment costs, thereby recognizing revenues at the time of shipment.

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

We believe concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the three and six months ended June 30, 2018, and for each of the last three full years. No single customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented in this Quarterly Report on Form 10-Q. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the six month periods ended June 30, 2018 and 2017 were approximately 0.3% and 0.4%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three and six months ended June 30, 2018 or 2017 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and six months ended June 30, 2018 and 2017 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018.

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

(3) Acquisitions

Contractors Equipment Center (“CEC”)

On January 1, 2018, we completed the acquisition of CEC, a non-residential construction focused equipment rental company with three branches located in the greater Denver, Colorado area. CEC had approximately 100 employees and approximately $84 million of rental assets at original equipment cost as of December 31, 2017. CEC also had total revenues of approximately $34 million in the year ended December 31, 2017. The acquisition is expected to significantly expand our presence in the Denver area and surrounding markets.

The aggregate consideration paid to the pre-acquisition owners of CEC was approximately $132.4 million. The acquisition and related fees and expenses were funded through available cash. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. We do not expect any further changes to these assigned values.

$’s in thousands

Cash	$ 1,244
Accounts receivable, net of allowance for doubtful accounts (1)	7,583
Inventory	504
Prepaid expenses and other assets	324
Rental equipment	55,342
Property and equipment	2,700
Intangible assets (2)	21,500
Total identifiable assets acquired	89,197
Accounts payable	(1,023)
Accrued expenses payable and other liabilities	(876)
Total liabilities assumed	(1,899)
Net identifiable assets acquired	87,298
Goodwill (3)	45,092
Net assets acquired	$ 132,390

(1)	The fair value of accounts receivable acquired was approximately $7.6 million and the gross contractual amount was $7.7 million.

(2)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$ 21,000	10
Tradenames	300	1
Leasehold interests	200	10
	$ 21,500

(3)

The analysis of assigning the $45.1 million goodwill among our six goodwill reporting units has not been finalized. The level of goodwill that resulted from the CEC acquisition is primarily reflective of CEC’s going-concern value, the value of CEC’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total CEC acquisition costs were $0.9 million, of which approximately $0.2 million was incurred in the three and six month periods ended June 30, 2018.

Total revenues attributable to CEC since the acquisition were $9.8 million and $21.5 million for the three and six month periods ended June 30 2018. Estimated net income attributable to CEC since the acquisition was $1.0 million, or $0.03 per share, for the three month period ended June 30, 2018 and $2.6 million, or $0.07 per share, for the six month period ended June 30, 2018.

Rental, LLC (dba “Rental Inc.”)

On April 1, 2018, we completed the acquisition of Rental Inc., a non-residential equipment rental and distribution company with five branches located in Alabama, Florida and Western Georgia. Rental Inc. had approximately 65 employees and approximately $35 million of rental assets at original equipment costs as of March 31, 2018. The acquisition is expected to expand our presence in the surrounding market.

The aggregate consideration paid to the owners of Rental Inc. was approximately $68.6 million. The acquisition and related fees and expenses were funded through available cash and from borrowings under our Senior Secured Credit Facility. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date. The amounts presented here are preliminary and are subject to change. However, we do not expect material changes to these assigned values.

$’s in thousands

Cash	$ 260
Accounts receivable, net of allowance for doubtful accounts (1)	2,873
Inventory	5,324
Prepaid expenses and other assets	47
Rental equipment	22,578
Property and equipment	1,935
Intangible assets (2)	10,200
Total identifiable assets acquired	43,217
Accounts payable	(439)
Manufacturer flooring plans payable	(3,293)
Accrued expenses payable and other liabilities	(469)
Total liabilities assumed	(4,201)
Net identifiable assets acquired	39,016
Goodwill (3)	29,554
Net assets acquired	$ 68,570

(1)	The fair value of accounts receivables acquired was approximately $2.9 million and the gross contractual amount was $3.1 million.

(2)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$ 10,000	10
Tradenames	200	1
	$ 10,200

(3)

The analysis of assigning the $29.6 million goodwill among our six goodwill reporting units has not been finalized. The level of goodwill that resulted from the CEC acquisition is primarily reflective of Rental Inc.’s going-concern value, the value of Rental Inc.’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total Rental Inc. acquisition costs were $0.2 million, of which approximately $0.1 million was incurred in the three and six month periods ended June 30, 2018.

Total revenues attributable to Rental Inc. since the acquisition were $7.6 million for the three and six month periods ended June 30 2018. Estimated net income attributable to Rental Inc. since the acquisition was $0.1 million, or $0.00 per share, for the three and six month periods ended June 30, 2018.

Pro forma financial information

We completed the CEC acquisition on January 1, 2018. Therefore, the operating results of CEC are included in our reported condensed consolidated statements of income for the full three and six month periods ended June 30, 2018. We completed the Rental Inc. acquisition on April 1, 2018. Therefore, the operating results of Rental Inc. are only included in our reported condensed consolidated statements of income for the full three month period ended June 30, 2018.

The pro forma information below gives effect to the CEC and Rental Inc. acquisitions as if they had been completed on January 1, 2017 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The tables below present unaudited pro forma consolidated statements of income information for the three and six month periods ended June 30, 2017 and the six month period ended June 30, 2018 as if CEC and Rental Inc. were included in our consolidated results for the entire periods presented.

	(amounts in thousands, except per share data)
	Three Month Period Ended June 30, 2017
	H&E	CEC	Rental Inc.	Total
Total revenues	$249,363	$8,140	$8,979	$266,482

Pretax income	15,668	1,448	2,105	19,221
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(809)	(738)	(1,547)
Intangible asset amortization (2)	—	(705)	(275)	(980)
Interest expense (3)	—	—	(475)	(475)
Elimination of historic interest expense (4)	—	139	102	241
Pro forma pretax income	15,668	73	719	16,460
Income tax expense	5,790	27	262	6,079
Net income	$ 9,878	$ 46	$ 457	$10,381
Net income per share – basic	$ 0.28	$ —	$0.01	$ 0.29
Net income per share - diluted	$ 0.28	$ —	$0.01	$ 0.29

	(amounts in thousands, except per share data)
	Six Month Period Ended June 30, 2017
	H&E	CEC	Rental Inc.	Total
Total revenues	$476,191	$16,529	$17,225	$509,945

Pretax income	24,198	2,889	4,158	31,245
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(1,712)	(1,381)	(3,093)
Intangible asset amortization (2)	—	(1,410)	(550)	(1,960)
Interest expense (3)	—	—	(995)	(995)
Elimination of historic interest expense (4)	—	263	202	465
Pro forma pretax income	24,198	30	1,434	25,662
Income tax expense	8,930	11	523	9,464
Net income	$ 15,268	$ 19	$ 911	$16,198
Net income per share – basic	$ 0.43	$ —	$0.03	$ 0.46
Net income per share - diluted	$ 0.43	$ —	$0.03	$ 0.45

	(amounts in thousands, except per share data)
	Six Month Period Ended June 30, 2018
	H&E(5)	Rental Inc.(6)	Total
Total revenues	$ 570,846	$7,408	$578,254

Pretax income	40,937	1,020	41,957
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	─	(749)	(749)
Intangible asset amortization (2)	─	(275)	(275)
Interest expense (3)	─	(480)	(480)
Elimination of historic interest expense (4)	─	82	82
Pro forma pretax income (loss)	40,937	(402)	40,535
Income tax expense (benefit)	10,688	(105)	10,583
Net income (loss)	$ 30,249	$ (297)	$ 29,952
Net income (loss) per share – basic	$ 0.85	$(0.01)	$ 0.84
Net income (loss) per share - diluted	$ 0.84	$(0.01)	$ 0.83

(1)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisitions.

(2)	Represents the amortization of the intangible assets acquired in the acquisitions.

(3)

A portion of the consideration paid for Rental Inc. was funded with borrowings from our senior secured credit facility. Interest expense was adjusted to reflect the additional debt resulting from the acquisition.

(4)	Historic debt of CEC and Rental Inc. that is not part of the combined entity was eliminated.

(5)

H&E represents consolidated operating results as presented in this Quarterly Report on Form 10-Q for the six month period ended June 30, 2018 and includes actual results for CEC for the six months ended June 30, 2018 and actual results for Rental Inc. for the three month period ended June 30, 2018.

(6)	Represents Rental Inc. pro forma operating results for the three month period ended March 31, 2018. We completed the Rental Inc. acquisition on April 1, 2018.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2018 and December 31, 2017 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	June 30, 2018
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$28,760	$24,492
Senior unsecured notes with interest computed at 5.625 (Level 1)	944,388	935,750
Capital leases payable with interest computed at 5.929% (Level 3)	829	704
Letter of credit (Level 3)	—	116

	December 31, 2017
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$22,002	$18,737
Senior unsecured notes with interest computed at 5.625% (Level 1)	944,088	619,019
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,486	1,114
Letter of credit (Level 3)	—	116

At December 31, 2017, the fair value of our senior unsecured notes due 2025 was based on the present value of the notes based on our incremental borrowing rate as these notes were not available (registered) on a bond trading market as of December 31, 2017.  At June 30, 2018, the fair value of our senior unsecured notes due 2025 were based on quoted bond trading market prices of those notes.

During the three and six month periods ended June 30, 2018 and 2017, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six month period ended June 30, 2018 (amounts in thousands, except share data):

	Common Stock		Additional		Retained	Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Earnings (Deficit)	Stockholders’ Equity
Balances at December 31, 2017	39,623,773	$395	$227,070	$(61,749)	$51,077	$216,793
Stock-based compensation	—	—	2,081	—	—	2,081
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(19,658)	(19,658)
Issuance of common stock, net of forfeitures	38,567	1	(110)	—	—	(109)
Net income	—	—	—	—	30,249	30,249
Balances at June 30, 2018	39,662,340	396	229,041	(61,749)	61,668	229,356

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,857,004 shares as of June 30, 2018.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2017	445,964	$19.70
Granted	16,152	$39.53
Vested	(56,834)	$23.46
Forfeited	(23,381)	$18.03
Non-vested stock at June 30, 2018	381,901	$20.08

As of June 30, 2018, we had unrecognized compensation expense of approximately $3.3 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.7 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Compensation expense	$762	$713	$2,081	$1,894

(7) Income per Share

Income per common share for the three and six months ended June 30, 2018 and 2017 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.8% of total outstanding shares for each of the three months ended June 30, 2018 and 2017, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic net income per share:
Net income	$20,771	$9,878	$30,249	$15,268
Weighted average number of common shares outstanding	35,634	35,473	35,613	35,469
Net income per share of common stock – basic	$0.58	$0.28	$0.85	$0.43
Diluted net income per share:
Net income	$20,771	$9,878	$30,249	$15,268
Weighted average number of common shares outstanding	35,634	35,473	35,613	35,469
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	272	158	280	157
Weighted average number of common shares outstanding – diluted	35,906	35,631	35,893	35,626
Net income per share of common stock – diluted	$0.58	$0.28	$0.84	$0.43
Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	—	—	—

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

 As of June 30, 2018, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At June 30, 2018, we had $132.7 borrowings outstanding under the Credit Facility and could borrow up to $609.6 million and remain in compliance with the debt covenants under the Company’s credit facility. At July 19, 2018, we had $592.9 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2016	$627,711
Accretion of discount on Old Notes through August 24, 2017	683
Amortization of note premium on Old Notes through August 24, 2017	(574)
Amortization of deferred financing costs through August 24, 2017	153
Aggregate principal amount paid on Old Notes	(630,000)
Writeoff of unaccreted discount on Old Notes	5,294
Writeoff of unamortized premium on Old Notes	(4,452)
Writeoff of deferred financing costs on Old Notes	1,185
Aggregate principal amount issued on New Notes	950,000
Note discount and deferred transaction costs on New Notes	(14,684)
Note premium on New Notes	8,500
Accretion of discount on New Notes from August 24, 2017 through December 31, 2017	542
Amortization of note premium on New Notes from August 24, 2017 through December 31, 2017	(375)
Amortization of deferred financing costs on New Notes August 24, 2017 through December 31, 2017	105
Balance at December 31, 2017	$944,088
Accretion of discount through June 30, 2018	770
Amortization of note premium through June 30, 2018	(531)
Additional deferred financing costs on New Notes	(97)
Amortization of deferred financing costs through June 30, 2018	158
Balance at June 30, 2018	$944,388

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Revenues:
Equipment rentals	$143,829	$118,370	$273,190	$225,687
New equipment sales	68,539	45,669	115,032	79,943
Used equipment sales	32,140	24,106	56,993	52,969
Parts sales	30,281	29,725	58,432	56,725
Services revenues	16,788	15,944	31,824	31,024
Total segmented revenues	291,577	233,814	535,471	446,348
Non-segmented revenues	18,787	15,549	35,375	29,843
Total revenues	$310,364	$249,363	$570,846	$476,191
Segment Gross Profit:
Equipment rentals	$70,585	$56,370	$132,205	$104,410
New equipment sales	7,313	5,219	12,961	9,112
Used equipment sales	10,368	7,104	18,284	16,106
Parts sales	8,350	8,003	15,884	15,567
Services revenues	11,036	10,612	21,022	20,693
Total segmented gross profit	107,652	87,308	200,356	165,888
Non-segmented gross profit (loss)	451	32	332	(876)
Total gross profit	$108,103	$87,340	$200,688	$165,012

	Balances at
	June 30,	December 31,
	2018	2017
Segment identified assets:
Equipment sales	$143,602	$58,125
Equipment rentals	1,090,380	904,824
Parts and services	19,171	16,879
Total segment identified assets	1,253,153	979,828
Non-segment identified assets	446,495	487,889
Total assets	$1,699,648	$1,467,717

The Company operates primarily in the United States and our sales to international customers for the three month periods ended June 30, 2018 and 2017 were 0.1% and 0.1%, respectively, of total revenues. Our sales to international customers for the six month periods ended June 30, 2018 and 2017 were 0.2% and 0.4%, respectively.  No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$9,579	$—	$—	$9,579
Receivables, net	142,318	33,418	—	175,736
Inventories, net	141,811	20,962	—	162,773
Prepaid expenses and other assets	9,496	175	—	9,671
Rental equipment, net	936,036	154,344	—	1,090,380
Property and equipment, net	95,147	16,929	—	112,076
Deferred financing costs, net	3,375	—	—	3,375
Investment in guarantor subsidiaries	246,373	—	(246,373)	—
Intangible assets, net	30,215			30,215
Goodwill	76,317	29,526	—	105,843
Total assets	$1,690,667	$255,354	$(246,373)	$1,699,648
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$132,663	$—	$—	$132,663
Accounts payable	143,651	10,900	—	154,551
Manufacturer flooring plans payable	27,851	909	—	28,760
Accrued expenses payable and other liabilities	73,524	(3,607)	—	69,917
Dividends payable	126	(50)	—	76
Senior unsecured notes	944,388	—	—	944,388
Capital leases payable	—	829	—	829
Deferred income taxes	137,162	—	—	137,162
Deferred compensation payable	1,946	—	—	1,946
Total liabilities	1,461,311	8,981	—	1,470,292
Stockholders’ equity	229,356	246,373	(246,373)	229,356
Total liabilities and stockholders’ equity	$1,690,667	$255,354	$(246,373)	$1,699,648

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$165,878	$—	$—	$165,878
Receivables, net	138,657	37,424	—	176,081
Inventories, net	63,828	11,176	—	75,004
Prepaid expenses and other assets	9,030	142	—	9,172
Rental equipment, net	760,972	143,852	—	904,824
Property and equipment, net	89,952	11,837	—	101,789
Deferred financing costs, net	3,772	—	—	3,772
Investment in guarantor subsidiaries	222,217	—	(222,217)	-
Goodwill	1,671	29,526	—	31,197
Total assets	$1,455,977	$233,957	$(222,217)	$1,467,717
Liabilities and Stockholders’ Equity:
Accounts payable	$78,811	$10,970	$—	$89,781
Manufacturer flooring plans payable	20,300	1,702	—	22,002
Accrued expenses payable and other liabilities	67,466	(2,371)	—	65,095
Dividends payable	197	(47)	—	150
Senior unsecured notes	944,088	—	—	944,088
Capital leases payable	—	1,486	—	1,486
Deferred income taxes	126,419	—	—	126,419
Deferred compensation payable	1,903	—	—	1,903
Total liabilities	1,239,184	11,740	—	1,250,924
Stockholders’ equity	216,793	222,217	(222,217)	216,793
Total liabilities and stockholders’ equity	$1,455,977	$233,957	$(222,217)	$1,467,717

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$123,457	$20,372	$—	$143,829
New equipment sales	55,700	12,839	—	68,539
Used equipment sales	26,162	5,978	—	32,140
Parts sales	26,087	4,194	—	30,281
Services revenues	13,979	2,809	—	16,788
Other	15,777	3,010	—	18,787
Total revenues	261,162	49,202	—	310,364
Cost of revenues:
Rental depreciation	43,950	7,221	—	51,171
Rental expense	18,866	3,207	—	22,073
New equipment sales	49,712	11,514	—	61,226
Used equipment sales	17,559	4,213	—	21,772
Parts sales	18,987	2,944	—	21,931
Services revenues	4,755	997	—	5,752
Other	15,329	3,007	—	18,336
Total cost of revenues	169,158	33,103	—	202,261
Gross profit:
Equipment rentals	60,641	9,944	—	70,585
New equipment sales	5,988	1,325	—	7,313
Used equipment sales	8,603	1,765	—	10,368
Parts sales	7,100	1,250	—	8,350
Services revenues	9,224	1,812	—	11,036
Other	448	3	—	451
Gross profit	92,004	16,099	—	108,103
Selling, general and administrative expenses	57,738	11,308	—	69,046
Merger costs	68	—	—	68
Equity in earnings of guarantor subsidiaries	2,490	—	(2,490)	—
Gain on sales of property and equipment, net	4,023	91	—	4,114
Income from operations	40,711	4,882	(2,490)	43,103
Other income (expense):
Interest expense	(13,247)	(2,446)	—	(15,693)
Other, net	405	54	—	459
Total other expense, net	(12,842)	(2,392)	—	(15,234)
Income before income taxes	27,869	2,490	(2,490)	27,869
Income tax expense	7,098	—	—	7,098
Net income	$20,771	$2,490	$(2,490)	$20,771

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$96,709	$21,661	$—	$118,370
New equipment sales	38,819	6,850	—	45,669
Used equipment sales	19,333	4,773	—	24,106
Parts sales	25,458	4,267	—	29,725
Services revenues	13,395	2,549	—	15,944
Other	12,590	2,959	—	15,549
Total revenues	206,304	43,059	—	249,363
Cost of revenues:
Rental depreciation	34,542	7,296	—	41,838
Rental expense	16,740	3,422	—	20,162
New equipment sales	34,315	6,135	—	40,450
Used equipment sales	14,056	2,946	—	17,002
Parts sales	18,712	3,010	—	21,722
Services revenues	4,479	853	—	5,332
Other	12,567	2,950	—	15,517
Total cost of revenues	135,411	26,612	—	162,023
Gross profit:
Equipment rentals	45,427	10,943	—	56,370
New equipment sales	4,504	715	—	5,219
Used equipment sales	5,277	1,827	—	7,104
Parts sales	6,746	1,257	—	8,003
Services revenues	8,916	1,696	—	10,612
Other	23	9	—	32
Gross profit	70,893	16,447	—	87,340
Selling, general and administrative expenses	52,766	7,041	—	59,807
Equity in earnings of guarantor subsidiaries	1,212	—	(1,212)	—
Gain on sales of property and equipment, net	905	230	—	1,135
Income from operations	20,244	9,636	(1,212)	28,668
Other income (expense):
Interest expense	(7,407)	(5,966)	—	(13,373)
Other, net	274	99	—	373
Total other expense, net	(7,133)	(5,867)	—	(13,000)
Income before income taxes	13,111	3,769	(1,212)	15,668
Income tax expense	5,790	—	—	5,790
Net income	$7,321	$3,769	$(1,212)	$9,878

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$234,291	$38,899	$—	$273,190
New equipment sales	95,601	19,431	—	115,032
Used equipment sales	46,388	10,605	—	56,993
Parts sales	50,434	7,998	—	58,432
Services revenues	26,761	5,063	—	31,824
Other	29,719	5,656	—	35,375
Total revenues	483,194	87,652	—	570,846
Cost of revenues:
Rental depreciation	83,509	14,131	—	97,640
Rental expense	37,126	6,219	—	43,345
New equipment sales	84,795	17,276	—	102,071
Used equipment sales	31,391	7,318	—	38,709
Parts sales	36,943	5,605	—	42,548
Services revenues	9,117	1,685	—	10,802
Other	29,245	5,798	—	35,043
Total cost of revenues	312,126	58,032	—	370,158
Gross profit (loss):
Equipment rentals	113,656	18,549	—	132,205
New equipment sales	10,806	2,155	—	12,961
Used equipment sales	14,997	3,287	—	18,284
Parts sales	13,491	2,393	—	15,884
Services revenues	17,644	3,378	—	21,022
Other	474	(142)	—	332
Gross profit	171,068	29,620	—	200,688
Selling, general and administrative expenses	112,746	22,180	—	134,926
Merger costs	220	—	—	220
Equity in earnings of guarantor subsidiaries	2,948	—	(2,948)	—
Gain on sales of property and equipment, net	4,737	150	—	4,887
Income from operations	65,787	7,590	(2,948)	70,429
Other income (expense):
Interest expense	(25,596)	(4,750)	—	(30,346)
Other, net	746	108	—	854
Total other expense, net	(24,850)	(4,642)	—	(29,492)
Income before income taxes	40,937	2,948	(2,948)	40,937
Income tax expense	10,688	—	—	10,688
Net income	$30,249	$2,948	$(2,948)	$30,249

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$184,992	$40,695	$—	$225,687
New equipment sales	68,494	11,449	—	79,943
Used equipment sales	42,474	10,495	—	52,969
Parts sales	48,599	8,126	—	56,725
Services revenues	26,090	4,934	—	31,024
Other	24,342	5,501	—	29,843
Total revenues	394,991	81,200	—	476,191
Cost of revenues:
Rental depreciation	68,290	14,451	—	82,741
Rental expense	31,976	6,560	—	38,536
New equipment sales	60,685	10,146	—	70,831
Used equipment sales	30,155	6,708	—	36,863
Parts sales	35,437	5,721	—	41,158
Services revenues	8,690	1,641	—	10,331
Other	24,820	5,899	—	30,719
Total cost of revenues	260,053	51,126	—	311,179
Gross profit (loss):
Equipment rentals	84,726	19,684	—	104,410
New equipment sales	7,809	1,303	—	9,112
Used equipment sales	12,319	3,787	—	16,106
Parts sales	13,162	2,405	—	15,567
Services revenues	17,400	3,293	—	20,693
Other	(478)	(398)	—	(876)
Gross profit	134,938	30,074	—	165,012
Selling, general and administrative expenses	103,001	14,124	—	117,125
Equity in earnings of guarantor subsidiaries	4,981	—	(4,981)	—
Gain on sales of property and equipment, net	1,629	477	—	2,106
Income from operations	38,547	16,427	(4,981)	49,993
Other income (expense):
Interest expense	(14,970)	(11,635)	—	(26,605)
Other, net	621	189	—	810
Total other expense, net	(14,349)	(11,446)	—	(25,795)
Income before income taxes	24,198	4,981	(4,981)	24,198
Income tax expense	8,930	—	—	8,930
Net income	$15,268	$4,981	$(4,981)	$15,268

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$30,249	$2,948	$(2,948)	$30,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,606	1,479	—	12,085
Depreciation of rental equipment	83,509	14,131	—	97,640
Amortization of intangible assets	1,485	—	—	1,485
Amortization of deferred financing costs	557	—	—	557
Accretion of note discount, net of premium amortization	239	—	—	239
Provision for losses on accounts receivable	1,195	484	—	1,679
Provision for inventory obsolescence	71	—	—	71
Change in deferred income taxes	10,743	—	—	10,743
Stock-based compensation expense	2,081	—	—	2,081
Gain from sales of property and equipment, net	(4,737)	(150)	—	(4,887)
Gain from sales of rental equipment, net	(14,717)	(3,289)	—	(18,006)
Equity in earnings of guarantor subsidiaries	(2,948)	—	2,948	—
Changes in operating assets and liabilities:
Receivables	5,599	3,522	—	9,121
Inventories	(90,519)	(13,112)	—	(103,631)
Prepaid expenses and other assets	(95)	(33)	—	(128)
Accounts payable	59,775	(70)	—	59,705
Manufacturer flooring plans payable	7,551	(793)	—	6,758
Accrued expenses payable and other liabilities	1,395	(1,784)	—	(389)
Deferred compensation payable	43	—	—	43
Net cash provided by operating activities	102,082	3,333	—	105,415
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(196,027)	—		(196,027)
Purchases of property and equipment	(12,990)	(6,571)	—	(19,561)
Purchases of rental equipment	(189,589)	(28,239)	—	(217,828)
Proceeds from sales of property and equipment	6,537	150	—	6,687
Proceeds from sales of rental equipment	41,946	10,231	—	52,177
Investment in subsidiaries	(21,208)	—	21,208	—
Net cash used in investing activities.	(371,331)	(24,429)	21,208	(374,552)
Cash flows from financing activities:
Borrowings on senior secured credit facility	735,775	—	—	735,775
Payments on senior secured credit facility	(603,112)	—	—	(603,112)
Dividends paid	(19,616)	(3)	—	(19,619)
Payment of deferred financing costs	(97)	—	—	(97)
Payments on capital lease obligations	—	(109)	—	(109)
Capital contributions	—	21,208	(21,208)	—
Net cash provided by financing activities	112,950	21,096	(21,208)	112,838
Net decrease in cash	(156,299)	—	—	(156,299)
Cash, beginning of period	165,878	—	—	165,878
Cash, end of period	$9,579	$—	$—	$9,579

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$15,268	$4,981	$(4,981)	$15,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,535	1,580	—	12,115
Depreciation of rental equipment	68,290	14,451	—	82,741
Amortization of deferred financing costs	526	—	—	526
Accretion of note discount, net of premium amortization	84	—	—	84
Provision for losses on accounts receivable	1,484	374	—	1,858
Provision for inventory obsolescence	71	—	—	71
Change in deferred income taxes	9,968	—	—	9,968
Stock-based compensation expense	1,894	—	—	1,894
Gain from sales of property and equipment, net	(1,629)	(477)	—	(2,106)
Gain from sales of rental equipment, net	(11,595)	(3,754)	—	(15,349)
Equity in earnings of guarantor subsidiaries	(4,981)	—	4,981	—
Changes in operating assets and liabilities:
Receivables	(2,027)	(1,247)	—	(3,274)
Inventories	(36,815)	(12,770)	—	(49,585)
Prepaid expenses and other assets	(1,860)	(51)	—	(1,911)
Accounts payable	37,724	3,897	—	41,621
Manufacturer flooring plans payable	(6,666)	1,710	—	(4,956)
Accrued expenses payable and other liabilities	2,855	860	—	3,715
Deferred compensation payable	27	—	—	27
Net cash provided by operating activities	83,153	9,554	—	92,707
Cash flows from investing activities:
Purchases of property and equipment	(10,915)	(1,222)	—	(12,137)
Purchases of rental equipment	(87,518)	(25,428)	—	(112,946)
Proceeds from sales of property and equipment	2,548	589	—	3,137
Proceeds from sales of rental equipment	35,760	10,253	—	46,013
Investment in subsidiaries	(6,365)	—	6,365	—
Net cash used in investing activities	(66,490)	(15,808)	6,365	(75,933)
Cash flows from financing activities:
Borrowings on senior secured credit facility	484,252	—	—	484,252
Payments on senior secured credit facility	(482,042)	—	—	(482,042)
Dividends paid	(19,561)	(4)	—	(19,565)
Payments on capital lease obligations	—	(107)	—	(107)
Capital contributions	—	6,365	(6,365)	—
Net cash provided by (used in) financing activities	(17,351)	6,254	(6,365)	(17,462)
Net decrease in cash	(688)	—	—	(688)
Cash, beginning of period	7,683	—	—	7,683
Cash, end of period	$6,995	$—	$—	$6,995

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2018, and its results of operations for the three and six month periods ended June 30, 2018, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of July 19, 2018, we operated 89 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

On January 1, 2018, we completed the acquisition of Contractors Equipment Center, an equipment rental company serving the greater Denver, Colorado area with three branches. On April 1. 2018, we completed the acquisition of Rental, LLC (dba “Rental Inc.”), a non-residential equipment rental and distribution company with five branches located in Alabama, Florida and Western Georgia.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended June 30, 2018, except as disclosed in note 2 related to new revenue recognition guidance adopted on January 1, 2018.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six month period ended June 30, 2018, approximately 47.9% of our total revenues were attributable to equipment rentals, 20.1% of our total revenues were attributable to new equipment sales, 10.0% were attributable to used equipment sales, 10.2% were attributable to parts sales, 5.6% were attributable to our services revenues and 6.2% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2018, our total cost of revenues was $370.2 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2018, our selling, general and administrative expenses were $134.9 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2018 was $1.1 billion million, or approximately 64.2% of our total assets. Our rental fleet as of June 30, 2018 consisted of 38,800 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.7 billion. As of June 30, 2018, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	26,213	67.5%	$1,112.8	66.6%	37.1
Cranes	257	0.7%	90.8	5.4%	56.7
Earthmoving	4,063	10.5%	332.2	19.9%	25.3
Industrial Lift Trucks	1,195	3.1%	36.1	2.2%	26.9
Other	7,072	18.2%	98.7	5.9%	29.1
Total	38,800	100.0%	$1,670.6	100.0%	34.2

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

The original acquisition cost of our gross rental fleet increased by approximately $268.1 million, or 19.1%, for the six month period ended June 30, 2018, largely reflective of the CEC and Rental Inc. acquired fleets, combined with growth in rental capital expenditures to meet strong customer demand. The average age of our rental fleet equipment decreased by approximately 0.4 months for the six months ended June 30, 2018.

Our average rental rates for the six month period ended June 30, 2018 were 2.2% higher than in the six month period ended June 30, 2017 and approximately 0.2% higher than the three month period ended March 31, 2018 (see further discussion on rental rates in “Results of Operations” below). Our average rental rates for the six month period ended June 30, 2018 do not include rental rate data for (1) legacy Rental Inc. operations for the second quarter of 2018 and (2) legacy CEC operations for the first quarter of 2018.

The rental equipment mix among our four core product lines for the six months ended June 30, 2018 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

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

•

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. However, the decline in oil and natural gas prices and the related downturn in oil industry activities during fiscal years 2014, 2015 and 2016 resulted in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Although oil prices have subsequently stabilized and improved in 2017 and into 2018, we believe the uncertainty regarding future oil prices continues to impact customer capital expenditure decisions.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 47 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six months ended June 30, 2018 and 2017. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2018	2017	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$143,829	$118,370	$25,459	21.5%
New equipment sales	68,539	45,669	22,870	50.1%
Used equipment sales	32,140	24,106	8,034	33.3%
Parts sales	30,281	29,725	556	1.9%
Services revenues	16,788	15,944	844	5.3%
Non-Segmented revenues	18,787	15,549	3,238	20.8%
Total revenues	$310,364	$249,363	$61,001	24.5%

Total Revenues. Our total revenues were $310.4 million for the three month period ended June 30, 2018 compared to $249.4 million for the three month period ended June 30, 2017, an increase of $61.0 million, or 24.5%. Of the $61.0 million increase in total revenues in 2018, approximately $9.8 million and $7.6 million were attributable to the branches acquired in the CEC and Rental Inc. acquisitions, respectively. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended June 30, 2018 increased approximately $25.5 million, or 21.5%, to $143.8 million from $118.4 million in the three month period ended June 30, 2017. Equipment rental revenues attributable to the branches acquired in the CEC and Rental Inc. acquisitions totaled $8.7 million and $3.4 million for such period, respectively.

Rental revenues from aerial work platform equipment increased $12.4 million while earthmoving equipment rental revenues and other equipment rental revenues increased $7.5 million and $2.0 million, respectively. Lift truck rental revenues increased approximately $0.5 million. Partially offsetting these rental revenue increases was a $0.4 million decrease in crane rental revenues. The product line equipment rental revenue fluctuations above do not include the impact of legacy Rental Inc. equipment rental revenues by product line during the three month period ended June 30, 2018. Rental Inc. rental revenue data by product line is expected to be available beginning in the beginning in the third quarter of 2018.

Our average rental rates for the three month period ended June 30, 2018 increased 2.4% compared to the same three month period last year and increased approximately 0.7% from the three month period ended March 31, 2018. Our average rental rates for the three month period ended June 30, 2018 do not include rental rate data for legacy Rental Inc. operations.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2018 was 35.4% compared to 34.9% in the three month period ended June 30, 2017, an increase of 0.5%. The increase in comparative rental equipment dollar utilization was primarily the result of the increase in equipment rental rates, which was partially offset by a slight decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 72.0% for the three month period ended June 30, 2018 compared to 72.2% in the three month period ended June 30, 2017, a decrease of 0.2%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2018 increased approximately $22.9 million, or 50.1%, to $68.5 million from $45.7 million for the three month period ended June 30, 2017. New equipment sales attributable to the branches acquired in the CEC and Rental Inc. acquisitions were $0.1 million and $2.4 million, respectively.

Sales of new cranes increased $13.6 million, resulting from improved crane demand. Sales of new earthmoving equipment and new aerial work platform equipment increased $4.2 million and $1.9 million, respectively, while sales of new lift trucks increased $0.7 million. Sales of new other equipment decreased $0.1 million. The product line new equipment sales revenue fluctuations above do not include the impact of legacy Rental Inc. new equipment sales revenues by product line. Rental Inc. new equipment sales data by product line is expected to be available beginning in the third quarter of 2018.

Used Equipment Sales Revenues. Our used equipment sales increased $8.0 million, or 33.3%, to $32.1 million for the three month period ended June 30, 2018, from $24.1 million for the same three month period in 2017. Used equipment sales attributable to the branches acquired in the CEC and Rental Inc. acquisitions were $0.2 million and $0.4 million, respectively.

Sales of used cranes increased $4.2 million and sales of used aerial work platform equipment increased $3.3 million. Sales of used earthmoving equipment and used other equipment increased $0.8 million and $0.1 million, respectively. Partially offsetting these increases was a $0.7 million decrease in used lift truck sales. The product line used equipment sales revenue fluctuations above do not include the impact of legacy Rental Inc. used equipment sales revenues by product line. Rental Inc. used equipment sales data by product line is expected to be available beginning in the third quarter of 2018.

Parts Sales Revenues. Our parts sales revenues for the three month period ended June 30, 2018 increased $0.6 million, or 1.9%, to $30.3 million from $29.7 million for the same three month period last year. The increase in parts sales was substantially due to $0.6 million of parts sales from the branches acquired in the CEC and Rental Inc. acquisitions.

Services Revenues. Our services revenues for the three month period ended June 30, 2018 increased $0.8 million, or 5.3%, to $16.8 million from approximately $15.9 million for the same three month period last year. The increase in services revenues is primarily due to $0.3 million of services revenues from the branches acquired in the CEC and Rental Inc. acquisitions and a $0.4 million increase in crane services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including fuel charges on rented equipment, transportation and hauling charges related to our equipment rental and maintenance and repair services, and damage waiver fees on rental equipment. For the three month period ended June 30, 2018, our other revenues were approximately $18.8 million, an increase of $3.2 million, or 20.8%, from approximately $15.5 million in the same three month period in 2017. This increase was primarily driven by higher hauling revenues associated with our equipment rental activities, combined with non-segmented other revenues of $0.7 million and $0.6 million from the branches acquired in the CEC and Rental Inc. acquisitions, respectively.

Gross Profit.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2018	2017	Increase	Increase
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$70,585	$56,370	$14,215	25.2%
New equipment sales	7,313	5,219	2,094	40.1%
Used equipment sales	10,368	7,104	3,264	45.9%
Parts sales	8,350	8,003	347	4.3%
Services revenues	11,036	10,612	424	4.0%
Non-Segmented revenues gross profit	451	32	419	1309.4%
Total gross profit	$108,103	$87,340	$20,763	23.8%

Total Gross Profit. Our total gross profit was $108.1 million for the three month period ended June 30, 2018 compared to $87.3 million for the same three month period in 2017, an increase of $20.8 million, or 23.8%. Of the total $20.8 million gross profit increase, approximately $4.0 million and $2.0 million was attributable to the branches acquired in the CEC and Rental Inc. acquisitions, respectively. Total gross profit margin for the three month period ended June 30, 2018 was 34.8%, a decrease of 0.2% from the 35.0% gross profit margin for the same three month period in 2017. The decrease in total gross profit margin is primarily due to revenue mix. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended June 30, 2018 increased $14.2 million, or 25.2%, to approximately $70.6 million from $56.4 million in the same three month period in 2017. Equipment rentals gross profit attributable to the branches acquired in the CEC and Rental Inc. acquisitions were $4.2 million and $1.3 million, respectively.

The increase in equipment rentals gross profit was the result of a $25.5 million increase in equipment rental revenues for the three month period ended June 30, 2018 compared to the same period last year, which was partially offset by a $9.3 million increase in rental equipment depreciation expense and a $1.9 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2018 compared to 2017.

Gross profit margin on equipment rentals for the three month period ended June 30, 2018 was approximately 49.1% compared to 47.6% for the same period in 2017, an increase of 1.5%. As a percentage of equipment rental revenues, rental expenses were 15.3% for the three month period ended June 30, 2018 compared to 17.0% for the same period last year, a decrease of 1.7%, resulting primarily from the increase in equipment rental revenues. Depreciation expense was 35.6% of equipment rental revenues for the three month period ended June 30, 2018 compared to 35.3% for the same period in 2017, an increase of 0.3%, primarily as a result of the increase in depreciation expense resulting from the purchase accounting fair value step up adjustments on the CEC and Rental Inc. acquired rental fleets.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2018 increased $2.1 million, or 40.1%, to $7.3 million compared to $5.2 million for the same three month period in 2017 on a total new equipment sales increase of $22.9 million. Gross profit on new equipment sales attributable to the acquired branches of the CEC and Rental Inc. acquisitions totaled $0.3 million in the aggregate. Gross profit margin on new equipment sales was 10.7% for the three month period ended June 30, 2018, compared to 11.4% for the same period last year, a decrease of 0.7%. The decrease in gross profit margin is primarily due to lower gross margins on sales of new cranes.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2018 increased $3.3 million, or 45.9%, to $10.4 million from $7.1 million in the same period in 2017 on a used equipment sales increase of $8.0 million. Gross profit on used equipment sales attributable to the acquired branches of the CEC and Rental Inc. acquisitions totaled $0.3 million in the aggregate.

Gross profit margin on used equipment sales for the three month period ended June 30, 2017 was approximately 32.3%, up 2.8% from 29.5% for the same three month period in 2017, primarily as a result of the mix of used equipment sold and higher used cranes and used aerial work platform equipment sales gross margins. Our used equipment sales from the rental fleet, which comprised approximately 89.4% and 88.0% of our used equipment sales for the three month periods ended June 30, 2018 and 2017, respectively, were approximately 155.5%  and 146.7% of net book value for the three month periods ended June 30, 2018 and 2017, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended June 30, 2018 was approximately $8.3 million, an increase of $0.3 million, from gross profit of $8.0 million for the same period last year on a parts sales increase of $0.6 million. Gross profit margin for the three month period ended June 30, 2018 was 27.6%, an increase of 0.7% from 26.9% in the same three month period in 2017, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended June 30, 2018, our services revenues gross profit increased $0.4 million, or 4.0%, to $11.0 million from $10.6 million for the same three month period in 2017 on a $0.8 million increase in services revenues. Gross profit margin for the three month period ended June 30, 2018 was 65.7%, a decrease of 0.9% from approximately 66.6% in the same three month period in 2017, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues gross profit increased approximately $0.4 million, from gross profit of $32,000 for the three month period ended June 30, 2017 to a gross profit of approximately $0.5 million in the three month period ended June 30, 2018. Gross margin for the three month period ended June 30, 2018 was 2.4% compared to a gross margin of 0.2% in the same three month period last year, an increase of 2.2%%, primarily reflective of improved gross margins on hauling and transportation related charges in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased approximately $9.2 million, or approximately 15.4%, to $69.0 million for the three month period ended June 30, 2018 compared to $59.8 million for the three month period ended June 30, 2017. The net increase in SG&A expenses was attributable to several factors. SG&A expenses related to the branches acquired in the CEC and Rental Inc. acquisitions totaled $1.8 million and $1.5 million, respectively. Excluding the CEC and Rental Inc. impacts, employee salaries, wages, payroll taxes and related employee benefit and other employee expenses increased $4.9 million, primarily as a result of a larger workforce and higher compensation related to our revenue growth. Our results for the three month period ended June 30, 2018 also include $0.8 million of amortization expense associated with the recognition of intangible assets resulting from the CEC and Rental Inc. purchase price allocations. Supplies expense and utilities costs increased $0.8 million and $0.6 million, respectively. Liability insurance costs increased $0.6 million, while legal and professional fees decreased $1.4 million. Included in last year’s legal and professional fees is $2.2 million of merger costs associated with the proposed Neff acquisition, which we did not ultimately consummate. Approximately $1.0 million of the total increase in SG&A expenses was attributable to branches opened since April 1, 2017 with less than three months of comparable operations in either or both of the three month periods ended June 30, 2018 and 2017. As a percentage of total revenues, SG&A expenses were 22.3% for the three month period ended June 30, 2018 compared to 24.0% for the same three month period last year, a decrease of 1.7%, and is largely reflective of the increase in total revenues combined with the decrease in legal and professional fees noted above.

Gain on Sales of Property and Equipment, Net. During the three month period ended June 30, 2018, we sold a parcel of company-owned land and realized a gain of approximately $3.7 million, resulting in total net gains on sales of property and equipment of $4.1 million for the period, compared to $1.1 million for the three month period ended June 30, 2017, an increase of $3.0 million.

Other Income (Expense). For the three month period ended June 30, 2018, our net other expenses increased $2.2 million to $15.2 million compared to $13.0 million for the same three month period in 2017, substantially all as a result of a $2.3 million increase in interest expense to $15.7 million for the three month period ended June 30, 2018 compared to $13.4 million for the three month period ended June 30, 2017. The increase in interest expense is due to additional interest costs of $2.4 million associated with the upsize of our $950 million 5.625% senior unsecured notes that were issued in the third and fourth quarters of 2017 compared to our $630 million 7% senior unsecured notes, which were retired in the third quarter of 2017, and which was partially offset by a $0.1 million decrease in interest costs related to our senior secured credit facility.

Income Taxes. We recorded income tax expense of $7.1 million for the three month period ended June 30, 2018 compared to income tax expense of approximately $5.8 million for the three month period ended June 30, 2017. Our effective income tax rate was approximately 25.5% for the three month period ended June 30, 2018 compared to 37.0% for the same three month period last year, a decrease of 11.2%. The decrease in our effective tax rate is primarily due to the decrease in the federal statutory tax rate from 35% to 21%, resulting from the Tax Cuts and Jobs Act of 2017 (“the Act”), enacted in the fourth quarter of 2017. Our accounting for the income tax effects of the Act has been completed.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2018 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2018	2017	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$273,190	$225,687	$47,503	21.0%
New equipment sales	115,032	79,943	35,089	43.9%
Used equipment sales	56,993	52,969	4,024	7.6%
Parts sales	58,432	56,725	1,707	3.0%
Services revenues	31,824	31,024	800	2.6%
Non-Segmented revenues	35,375	29,843	5,532	18.5%
Total revenues	$570,846	$476,191	$94,655	19.9%

Total Revenues. Our total revenues were approximately $570.8 million for the six month period ended June 30, 2018 compared to $476.2 million for the six month period ended June 30, 2017, an increase of $94.7 million, or 19.9%. Of the $94.7 increase in total revenues in 2018, approximately $21.5 million and $7.6 million were attributable to the branches acquired in the CEC and Rental Inc. acquisitions, respectively. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the six month period ended June 30, 2018 increased approximately $47.5 million, or 21.0%, to $273.2 million from $225.7 million in the six month period ended June 30, 2017. Equipment rental revenues attributable to the branches acquired in the CEC and Rental Inc. acquisitions totaled $19.5 million and $3.4 million, respectively.

Rental revenues from aerial work platform equipment increased $22.3 million while other equipment rental revenues increased $12.5 million. Earthmoving equipment rental revenues increased $9.2 million and lift truck rental revenues increased approximately $0.9 million. Partially offsetting these rental revenue increases was a $0.9 million decrease in crane rental revenues. The product line equipment rental revenue fluctuations above do not include the impact of legacy Rental Inc. equipment rental revenues by product line. Rental Inc. rental revenue data by product line is expected to be available beginning in the beginning in the third quarter of 2018.

Our average rental rates for the six month period ended June 30, 2018 increased 2.2% compared to the same six month period last year. Our average rental rates for the six month period ended June 30, 2018 do not include rental rate data for legacy Rental Inc. operations for the second quarter of 2018 and CEC rental data for the first quarter of 2018.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2018 was 35.1% compared to 33.7% in the six month period ended June 30, 2017, an increase of 1.4%. The increase in comparative rental equipment dollar utilization was primarily the result of the increase in equipment rental rates combined with an increase in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 71.2% for the six month period ended June 30, 2018 compared to 70.4% in the six month period ended June 30, 2017, an increase of 0.8%. The increase in equipment rental time utilization based on original equipment cost is largely reflective increased demand for rental equipment during the current year six month period.

New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2018 increased $35.1 million, or 43.9%, to $115.0 million from $79.9 million for the six month period ended June 30, 2017. New equipment sales attributable to the branches acquired in the CEC and Rental Inc. acquisitions were $0.1 million and $2.4 million, respectively.

Sales of new cranes increased $29.6 million, resulting from improved crane demand. Sales of new aerial work platform equipment and new lift trucks increased $3.1 million and $0.9 million, respectively. Partially offsetting these increases was a $0.7 million decrease in new other equipment sales and a $0.1 million decrease in new earthmoving equipment sales. The product line new equipment sales revenue fluctuations above do not include the impact of legacy Rental Inc. new equipment sales revenues by product line. Rental Inc. new equipment sales data by product line is expected to be available beginning in the third quarter of 2018.

Used Equipment Sales Revenues. Our used equipment sales increased $4.0 million, or 7.6%, to $57.0 million for the six month period ended June 30, 2018, from $53.0 million for the same six month period in 2017. Used equipment sales attributable to the branches acquired in the CEC and Rental Inc. acquisitions were $0.3 million and $0.4 million, respectively.

Sales of used aerial work platform equipment increased $8.7 million, while sales of used cranes and used other equipment increased $0.7 million and $0.5 million, respectively. Partially offsetting these increases were decreases in sales of used earthmoving equipment and used lift trucks of $5.5 million and $0.9 million, respectively. The product line used equipment sales revenue fluctuations above do not include the impact of legacy Rental Inc. used equipment sales revenues by product line. Rental Inc. used equipment sales data by product line is expected to be available beginning in the third quarter of 2018.

Parts Sales Revenues. Our parts sales for the six month period ended June 30, 2018 increased $1.7 million, or 3.0%, to approximately $58.4 million from $56.7 million for the same six month period last year. The increase in parts sales is largely attributable to a $0.5 million increase in aerial work platform equipment parts and a $0.4 million increase in crane and aerial work platform parts, combined with parts sales from the branches acquired in the CEC and Rental Inc. acquisitions totaling $0.2 million and $0.5 million, respectively.

Services Revenues. Our services revenues for the six month period ended June 30, 2018 increased $0.8 million, or 2.6%, to $31.8 million from approximately $31.0 million for the same six month period last year. The increase in services revenues is primarily due to $0.3 million of services revenues from the branches acquired in the CEC and Rental Inc. acquisitions in the aggregate and a $0.3 million increase in crane services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including fuel charges on rented equipment, transportation and hauling charges related to our equipment rental and maintenance and repair services, and damage waiver fees on rental equipment. For the six month period ended June 30, 2018, our other revenues were approximately $35.4 million, an increase of $5.5 million, or 18.5%, from approximately $29.8 million in the same six month period in 2017. This increase was primarily driven by higher hauling revenues associated with our equipment rental activities, combined with non-segmented other revenues of $1.3 million and $0.6 million from the branches acquired in the CEC and Rental Inc. acquisitions, respectively.

Gross Profit (Loss).

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2018	2017	Increase	Increase
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$132,205	$104,410	$27,795	26.6%
New equipment sales	12,961	9,112	3,849	42.2%
Used equipment sales	18,284	16,106	2,178	13.5%
Parts sales	15,884	15,567	317	2.0%
Services revenues	21,022	20,693	329	1.6%
Non-Segmented revenues gross profit (loss)	332	(876)	1,208	137.9%
Total gross profit	$200,688	$165,012	$35,676	21.6%

Total Gross Profit. Our total gross profit was $200.7 million for the six month period ended June 30, 2018 compared to $165.0 million for the same six month period in 2018, an increase of $35.7 million, or 21.6%. Of the total $35.7 million gross profit increase, approximately $10.0 million and $2.0 million was attributable to the branches acquired in the CEC and Rental Inc. acquisitions, respectively. Total gross profit margin for the six month period ended June 30, 2018 was 35.2%, an increase of 0.5% from the 34.7%

gross profit margin for the same six month period in 2017. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the six month period ended June 30, 2018 increased approximately $27.8 million, or 26.6%, to approximately $132.2 million from $104.4 million in the same six month period in 2017. Equipment rentals gross profit attributable to the branches acquired in the CEC and Rental Inc. acquisitions were $10.2 million and $1.3 million, respectively.

The increase in equipment rentals gross profit was the result of a $47.5 million increase in equipment rental revenues for the six month period ended June 30, 2018 compared to the same period last year, which was partially offset by a $14.9 million increase in rental equipment depreciation expense and a $4.8 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2018 compared to 2017.

Gross profit margin on equipment rentals for the six month period ended June 30, 2018 was approximately 48.4% compared to 46.3% for the same period in 2017, an increase of 2.1%. As a percentage of equipment rental revenues, rental expenses were 15.9% for the three month period ended June 30, 2018 compared to 17.1% for the same period last year, a decrease of 1.2%, resulting primarily from the increase in equipment rental revenues. Depreciation expense was 35.7% of equipment rental revenues for the six month period ended June 30, 2018 compared to 36.7% for the same period in 2017, a decrease of 1.0%, primarily as a result of the increase in equipment rental revenues, which was partially offset by the increase in depreciation expense resulting from the purchase accounting fair value step up adjustments on the CEC and Rental Inc. acquired rental fleets.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2018 increased approximately $3.8 million, or 42.2%, to $13.0 million compared to $9.1 million for the same six month period in 2017 on a total new equipment sales increase of $35.1 million. Gross profit margin on new equipment sales was 11.3% for the six month period ended June 30, 2018, compared to 11.4% for the same period last year, a decrease of 0.1%. The slight decrease in gross profit margin is primarily due to the mix of new equipment sold and lower new crane sales gross margins.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2018 increased $2.2 million, or 13.5%, to $18.3 million from $16.1 million in the same period in 2017 on a used equipment sales increase of $4.0 million. Gross profit margin on used equipment sales for the six month period ended June 30, 2018 was approximately 32.1%, up 1.7% from 30.4% for the same six month period in 2017, primarily as a result of the mix of used equipment sold and higher used aerial work platform equipment and used earthmoving equipment sales gross margins. Our used equipment sales from the rental fleet, which comprised approximately 91.6% and 86.9% of our used equipment sales for the six month periods ended June 30, 2018 and 2017, respectively, were approximately 152.7%  and 150.1% of net book value for the six month periods ended June 30, 2018 and 2017, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the six month period ended June 30, 2018 increased $0.3 million to $15.9 million, compared to $15.6 million for the same six month period last year on a $1.7 million increase in parts sales revenues. Gross profit margin for the six month period ended June 30, 2018 was 27.2%, a decrease of 0.2% from 27.4% in the same six month period in 2017, primarily as a result of the mix of parts sold.

Services Revenues Gross Profit. For the six month period ended June 30, 2018, our services revenues gross profit increased $0.3 million, or 1.6%, to $21.0 million from $20.7 million for the same six month period in 2017 on a $0.8 million increase in services revenues. Gross profit margin for the six month period ended June 30, 2018 was 66.1%, a decrease of 0.6% from 66.7% in the same six month period in 2017, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues gross profit increased $1.2 million, from a gross loss of $0.9 million for the six month period ended June 30, 2017 to a gross profit of $0.3 million in the six month period ended June 30, 2018. Gross margin for the six month period ended June 30, 2018 was 0.9% compared to a gross margin of (2.9)% in the same six month period last year, an increase of 3.8%, primarily reflective of improved gross margins on hauling and transportation related charges in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased approximately $17.8 million, or approximately 15.2%, to $134.9 million for the six month period ended June 30, 2018 compared to $117.1 million for the six month period ended June 30, 2017. The net increase in SG&A expenses was attributable to several factors. SG&A expenses related to the branches acquired in the CEC and Rental Inc. acquisitions totaled $4.0 million and $1.5 million, respectively. Excluding the CEC and Rental Inc. impacts, employee salaries, wages, payroll taxes and related employee benefit and other employee expenses increased $9.2 million, primarily as a result of a larger workforce and higher compensation related to our revenue growth. Our results for the six month period ended June 30, 2018 also includes $1.5 million of amortization expense associated with the recognition of intangible assets resulting from the CEC and Rental Inc. purchase price allocations. Liability insurance costs increased $0.8 million, while legal and professional fees decreased $1.4 million. Included in last year’s legal and professional fees is $2.2 million of merger costs associated with the proposed Neff acquisition, which we did not ultimately consummate. Approximately $2.1 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2017 with less than six months of comparable operations in either or both of the six month periods ended June 30, 2018 and 2017. As a percentage of total revenues, SG&A expenses were 23.6% for the six month period ended June 30, 2018 compared to 24.6% for the same six month period last year, a decrease of 1.0%, and is largely reflective of the increase in total revenues combined with the decrease in legal and professional fees noted above.

Gain on Sales of Property and Equipment, Net. During the six month period ended June 30, 2018, we sold a parcel of company-owned land and realized a gain of approximately $3.7 million, resulting in total net gains on sales of property and equipment of $4.9 million for the period, compared to $2.1 million for the six month period ended June 30, 2017, an increase of $2.8 million.

Other Income (Expense). For the six month period ended June 30, 2018, our net other expenses increased approximately $3.7 million to $29.5 million compared to $25.8 million for the same six month period in 2017, primarily reflective of a $3.7 million increase in interest expense to $30.3 million for the six month period ended June 30, 2018 compared to $26.6 million for the six month period ended June 30, 2017. The increase in interest expense is due to additional interest costs of $4.9 million associated with the upsize of our $950 million 5.625% senior unsecured notes that were issued in the third and fourth quarters of 2017 compared to our $630 million 7% senior unsecured notes. This increase was partially offset by a decrease of approximately $1.1 million in interest costs on our senior secured credit facility, resulting from lower interest costs due to lower average borrowings during the period.

Income Taxes. We recorded income tax expense of $10.7 million for the six month period ended June 30, 2018 compared to income tax expense of approximately $8.9 million for the six month period ended June 30, 2017. Our effective income tax rate was approximately 26.1% for the six month period ended June 30, 2018 compared to approximately 36.9% for the same six month period last year, a decrease of 10.8%. The decrease in our effective tax rate is primarily due to the decrease in the federal statutory tax rate from 35% to 21%, resulting from the Act, enacted in the fourth quarter of 2017. Our accounting for the income tax effects of the Act has been completed.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2018 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the six month period ended June 30, 2018, the cash provided by our operating activities was $105.4 million. Our reported net income of $30.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $133.9 million. These cash flows from operating activities were also positively impacted by a $59.7 million increase in accounts payable, a $9.1 million decrease in receivables and a $6.8 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $103.6 million increase in inventories, a $0.4 million decrease in accrued expenses payable and other liabilities and a $0.1 million increase in prepaid expenses and other assets.

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

Cash flow from investing activities. For the six month period ended June 30, 2018, our cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $374.6 million. The acquisitions of CEC and Rental Inc. totaled $196.0 (net of cash acquired). Purchases of rental and non-rental equipment totaling $237.4 million and proceeds from the sale of rental and non-rental equipment of approximately $58.9 million.

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

Cash flow from financing activities. For the six month period ended June 30, 2018, cash provided by our financing activities was $112.8 million. Net borrowings under our Credit Facility for the six month period ended June 30, 2018 were $132.7 million, which was partially offset by dividends paid totaling $19.6 million, or $0.55 per common share. Payments on capital lease obligations were $0.1 million and payments of deferred financing costs were $0.1 million.

For the six month period ended June 30, 2017, the cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of approximately $17.5 million. Dividends totaling approximately $19.6 million, or $0.55 per common share, were paid during the six month period ended June 30, 2017. Payments on capital lease obligations were $0.1 million. Net borrowings under the Credit Facility were $2.2 million for the six month period ended June 30, 2017.

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

At June 30, 2018, we had total borrowings under the credit facility of $132.7 million and we could borrow up to $609.6 million and remain in compliance with the debt covenants under the Company’s credit facility. At July 19, 2018, we had $592.9 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six month period ended June 30, 2018 were approximately $239.4 million, including $21.6 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six month period ended June 30, 2018 were $19.6 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of July 19, 2018, we had $592.9 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

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

Quarterly Dividend

On May 16, 2018, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on June 15, 2018, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.50% to 1.00%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.50% to 2.00%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.  At June 30, 2018, we had outstanding borrowings under the Credit Facility totaling $132.7 million. A 1.0% increase in the interest rate on the Credit Facility would result in an increase of approximately $1.3 million in interest expense on an annualized basis. At July 19, 2018, we had borrowings outstanding totaling $149.3 million, with $592.9 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of June 30, 2018 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

H&E EQUIPMENT SERVICES, INC.

Dated: July 26, 2018	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: July 26, 2018	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)