Form 10-Q
period 2018-09-30
H&E Equipment Services, Inc.
filed 2018-10-25
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 18, 2018, there were 35,734,421 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

September 30, 2018

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$5,088	$165,878
Receivables, net of allowance for doubtful accounts of $3,692 and $3,774, respectively	191,305	176,081
Inventories, net of reserves for obsolescence of $377 and $947, respectively	113,252	75,004
Prepaid expenses and other assets	9,368	9,172
Rental equipment, net of accumulated depreciation of $562,647 and $495,940, respectively	1,153,244	904,824
Property and equipment, net of accumulated depreciation and amortization of $142,316 and $131,500, respectively	113,403	101,789
Deferred financing costs, net of accumulated amortization of $13,530 and $12,946, respectively	3,188	3,772
Intangible assets, net	29,285	—
Goodwill	105,843	31,197
Total assets	$1,723,976	$1,467,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$219,018	$ —
Accounts payable	84,765	89,781
Manufacturer flooring plans payable	26,472	22,002
Accrued expenses payable and other liabilities	61,591	65,095
Dividends payable	104	150
Senior unsecured notes, net of unaccreted discount of $3,287 and $3,644 and deferred financing costs of $2,129 and $2,267, respectively	944,584	944,088
Capital leases payable	778	1,486
Deferred income taxes	144,288	126,419
Deferred compensation payable	1,968	1,903
Total liabilities	1,483,568	1,250,924
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,749,549 and 39,623,773 shares issued at September 30, 2018 and December 31, 2017, respectively, and 35,735,432 and 35,646,585 shares outstanding at September 30, 2018 and December 31, 2017, respectively	396	395
Additional paid-in capital	229,958	227,070
Treasury stock at cost, 4,014,117 and 3,977,188 shares of common stock held at September 30, 2018 and December 31, 2017, respectively	(63,072)	(61,749)
Retained earnings	73,126	51,077
Total stockholders’ equity	240,408	216,793
Total liabilities and stockholders’ equity	$1,723,976	$1,467,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Equipment rentals	$156,037	$125,616	$429,227	$351,303
New equipment sales	68,233	48,940	183,265	128,883
Used equipment sales	30,294	22,250	87,287	75,219
Parts sales	31,484	29,534	89,916	86,259
Services revenues	16,426	16,097	48,250	47,121
Other	19,667	16,725	55,042	46,568
Total revenues	322,141	259,162	892,987	735,353
Cost of revenues:
Rental depreciation	55,060	43,255	152,700	125,996
Rental expense	22,936	19,988	66,281	58,524
New equipment sales	60,394	43,609	162,465	114,440
Used equipment sales	20,512	15,116	59,221	51,979
Parts sales	23,129	21,577	65,677	62,735
Services revenues	5,628	5,567	16,430	15,898
Other	19,752	16,024	54,795	46,743
Total cost of revenues	207,411	165,136	577,569	476,315
Gross profit	114,730	94,026	315,418	259,038
Selling, general and administrative expenses	70,346	55,203	205,272	172,328
Merger costs (net of merger breakup fee proceeds)	219	(6,506)	439	(6,506)
Gain on sales of property and equipment, net	1,153	2,325	6,040	4,431
Income from operations	45,318	47,654	115,747	97,647
Other income (expense):
Interest expense	(16,715)	(15,060)	(47,061)	(41,665)
Loss on early extinguishment of debt	—	(25,363)	—	(25,363)
Other, net	368	346	1,222	1,156
Total other expense, net	(16,347)	(40,077)	(45,839)	(65,872)
Income before provision (benefit) for income taxes	28,971	7,577	69,908	31,775
Provision (benefit) for income taxes	7,657	(885)	18,345	8,045
Net income	$21,314	$8,462	$51,563	$23,730
Net income per common share:
Basic	$0.60	$0.24	$1.45	$0.67
Diluted	$0.59	$0.24	$1.44	$0.67
Weighted average common shares outstanding:
Basic	35,719	35,543	35,649	35,494
Diluted	35,926	35,715	35,904	35,656
Dividends declared per common share outstanding	$0.275	$0.275	$0.825	$0.825

The accompanying notes are an integral part of these condensed consolidated financial statements.

`H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$51,563	$23,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,367	18,092
Depreciation of rental equipment	152,700	125,996
Amortization of intangible assets	2,415	—
Amortization of deferred financing costs	819	785
Accretion of note discount, net of premium amortization	357	239
Provision for losses on accounts receivable	2,056	3,048
Provision for inventory obsolescence	74	151
Change in deferred income taxes	17,869	7,752
Stock-based compensation expense	2,998	2,614
Loss on early extinguishment of debt	—	25,363
Gain from sales of property and equipment, net	(6,040)	(4,431)
Gain from sales of rental equipment, net	(27,641)	(22,196)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(6,825)	(15,811)
Inventories	(56,355)	(38,930)
Prepaid expenses and other assets	175	(1,606)
Accounts payable	(10,081)	42,122
Manufacturer flooring plans payable	4,470	(7,494)
Accrued expenses payable and other liabilities	(8,961)	(3,075)
Deferred compensation payable	65	44
Net cash provided by operating activities	138,025	156,393
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(196,027)	—
Purchases of property and equipment	(27,038)	(16,002)
Purchases of rental equipment	(350,646)	(183,754)
Proceeds from sales of property and equipment	7,958	6,765
Proceeds from sales of rental equipment	78,947	66,316
Net cash used in investing activities	(486,806)	(126,675)
Cash flows from financing activities:
Purchases of treasury stock	(1,323)	(753)
Borrowings on senior secured credit facility	1,142,811	732,840
Payments on senior secured credit facility	(923,793)	(818,285)
Dividends paid	(29,447)	(29,369)
Principal payments on senior unsecured notes due 2022	—	(630,000)
Costs paid to tender and redeem senior unsecured notes due 2022	—	(23,336)
Proceeds from issuance of senior unsecured notes due 2025	—	750,000
Payments of deferred financing costs	(97)	(12,152)
Payments of capital lease obligations	(160)	(162)
Net cash provided by (used in) financing activities	187,991	(31,217)
Net decrease in cash	(160,790)	(1,499)
Cash, beginning of period	165,878	7,683
Cash, end of period	$5,088	$6,184

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Supplemental schedule of noncash investing and financing activities:
Accrued acquisition purchase price consideration	$3,432	$—
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$23,860	$9,621
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(226)	$(127)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$59,475	$50,931
Income taxes paid, net of refunds received	$1,949	$453

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2017, from which the consolidated balance sheet amounts as of December 31, 2017 were derived.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.  During the three and nine month periods ended September 30, 2018, there were no significant changes to those accounting policies, other than those policies impacted by the new revenue recognition guidance, which is further described below in “Recent Accounting Pronouncements Adopted in Fiscal 2018”.

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

We will adopt ASU 2016-02 as of January 1, 2019. Originally, Topic 842 required all entities to use a modified retrospective transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. Under the modified retrospective approach, Topic 842 is effectively implemented as of the beginning of the earliest comparative period presented in an entity’s financial statements. ASU 2018-11 amends Topic 842 so that entities may elect not to recast their comparative periods in transition and allows entities to change their date of initial application to the beginning of the period of adoption. In doing so, the entity would (1) apply Topic 840 in the comparative periods; (2) provide the disclosures required by Topic 840 for all periods that continue to be presented in accordance with Topic 840; and (3) recognize the effects of applying Topic 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019. ASU 2018-11 also amends certain narrow-scope aspects of Topic 842.

Our operating leases under current guidance (Topic 840) include the real estate where all but 12 of our 89 branch locations are located as of September 30, 2018. Additionally, the Company leases various types of non-rental equipment. Given the size of our lease portfolio, we expect that the new standard will have a material effect on our consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities for our existing operating leases. We have begun accumulating the information related to these leases but have not completed our comprehensive analysis of those leases and are unable to quantify the impact to our consolidated financial statements at this time. We are concurrently evaluating our internal processes and controls over financial reporting with respect to the impact that the new lease standard will have on our lease administration and financial reporting activities. We are also in the process of implementing a new software tool to help facilitate compliance with the new guidance.

As mentioned in the Topic 606 discussion below, our equipment rental business involves rental agreements with customers whereby we are the lessor in the transaction and therefore, we believe that such transactions are subject to the pending lessor accounting guidance of Topic 842. Topic 842, as originally issued, required lessors to separate lease and nonlease components in all circumstances. Under this requirement, once separate components are identified, lessors are required to use the relative stand-alone selling price allocation method in Topic 606 to allocate the consideration in the contract to the separated components. ASU 2018-11  also amends Topic 842 to include a practical expedient under which lessors are not required to separate lease and nonlease components. While our evaluation of Topic 842 is ongoing with respect to our equipment rental activities, we have tentatively concluded that no significant changes are expected to the accounting for our rental equipment revenues, as substantially all of our rental agreements with customers will continue to be treated as operating leases under the new standard. Accordingly, we do not expect material changes to our related rental agreement accounting processes or internal controls upon adoption of Topic 842.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 of the current goodwill impairment test, which was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted and requires prospective adoption.  Based upon our review of ASU 2017-04, we do not expect the guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update will be effective for us in the first quarter of 2020. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

While the adoption of the new standard did not have an impact on our reported net income for the periods presented in this quarterly report on Form 10-Q, approximately $1.8 million and $5.2 million of revenues that were previously classified in Other Revenues have been reclassified to Parts Revenues for the three and nine month periods ended September 30, 2018, respectively. These revenues relate to freight income associated with our parts transactions, and such income was not deemed to be a separate performance obligation under the new guidance. Accordingly, we also reclassified $1.5 million and $4.0 million of associated freight costs related to these parts transactions from Other Cost of Revenues to Parts Costs of Revenues for the three and nine months ended September 30, 2018, respectively. We have recast our results for the prior year three and nine month periods ended September 30, 2017 as shown in the tables below (amounts in thousands).

		Three Months Ended September 30, 2017
Statement of Income:	As Previously Reported	Adjustments	Current Presentation
Revenues:
Equipment rentals	$ 125,616	$ ─	$ 125,616
New equipment sales	48,940	─	48,940
Used equipment sales	22,250	─	22,250
Parts sales	27,763	1,771	29,534
Services revenues	16,097	─	16,097
Other	18,496	(1,771)	16,725
Total revenues	259,162	─	259,162
Cost of revenues:
Rental depreciation	43,255	─	43,255
Rental expense	19,988	─	19,988
New equipment sales	43,609	─	43,609
Used equipment sales	15,116	─	15,116
Parts sales	20,125	1,452	21,577
Services revenues	5,567	─	5,567
Other	17,476	(1,452)	16,024
Total cost of revenues	165,136	─	165,136
Gross profit	$ 94,026	$ ─	$ 94,026

		Nine Months Ended September 30, 2017
Statement of Income:	As Previously Reported	Adjustments	Current Presentation
Revenues:
Equipment rentals	$ 351,303	$ ─	$ 351,303
New equipment sales	128,883	─	128,883
Used equipment sales	75,219	─	75,219
Parts sales	81,063	5,196	86,259
Services revenues	47,121	─	47,121
Other	51,764	(5,196)	46,568
Total revenues	735,353	─	735,353
Cost of revenues:
Rental depreciation	125,996	─	125,996
Rental expense	58,524	─	58,524

New equipment sales	114,440	─	114,440
Used equipment sales	51,979	─	51,979
Parts sales	58,696	4,039	62,735
Services revenues	15,898	─	15,898
Other	50,782	(4,039)	46,743
Total cost of revenues	476,315	─	476,315
Gross profit	$ 259,038	$ ─	$ 259,038

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

Nature of goods and services

The tables below summarize for the three and nine months ended September 30, 2018 our revenue by type and by the applicable accounting standard (amounts in thousands).

	Three Months Ended September 30,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Rental revenues	$ 155,840	$ 197	$ 156,037	$ 125,071	$ 545	$ 125,616
New equipment sales	─	68,233	68,233	─	48,940	48,940
Used equipment sales	─	30,294	30,294	─	22,250	22,250
Parts sales	─	31,484	31,484	─	27,763	27,763
Service revenues	─	16,426	16,426	─	16,097	16,097
Other	5,623	14,044	19,667	4,800	13,696	18,496
Total revenues	$ 161,463	$160,678	$ 322,141	$ 129,871	$ 129,291	$ 259,162
	Nine Months Ended September 30,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840		Topic 605	Total
Rental revenues	$ 428,115	$ 1,112	$ 429,227	$ 349,704		$ 1,599	$ 351,303
New equipment sales	─	183,265	183,265	─		128,883	128,883
Used equipment sales	─	87,287	87,287	─		75,219	75,219
Parts sales	─	89,916	89,916	─		81,063	81,063
Service revenues	─	48,250	48,250	─		47,121	47,121
Other	15,565	39,477	55,042	12,951		38,813	51,764
Total revenues	$ 443,680	$ 449,307	$ 892,987	$ 362,655		$ 372,698	$ 735,353

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

Other: Other rental revenues primarily represent services performed by us in connection with the rental of equipment to a customer, such as fuel consumption charges and damage waiver insurance. Fuel consumption charges are recognized upon return of the rental equipment when fuel consumption by the customer, if any, can be measured. Income from damage waiver insurance policies is recognized over the period the equipment is rented.

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

We believe concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers. Our largest customer accounted for less than one percent of total revenues for the three and nine months ended September 30, 2018, and for each of the last three full years. No single customer accounted for more than 10%

of our revenues on an overall or segment basis for any of the periods presented in this Quarterly Report on Form 10-Q. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the nine month periods ended September 30, 2018 and 2017 were approximately 0.3% and 0.4%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three and nine months ended September 30, 2018 or 2017 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2018 and 2017 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018.

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

(3) Acquisitions

Contractors Equipment Center (“CEC”)

On January 1, 2018, we completed the acquisition of CEC, a non-residential construction focused equipment rental company with three branches located in the greater Denver, Colorado area. CEC had approximately 100 employees and approximately $84 million of rental assets at original equipment cost as of December 31, 2017. CEC also had total revenues of approximately $34 million in the year ended December 31, 2017. The acquisition significantly expands our presence in the Denver area and surrounding markets.

The aggregate consideration paid to the pre-acquisition owners of CEC was approximately $132.4 million. The acquisition and related fees and expenses were funded through available cash. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. We do not expect any further changes to these assigned values.

$’s in thousands

Cash	$ 1,244
Accounts receivable, net of allowance for doubtful accounts (1)	7,583
Inventory	504
Prepaid expenses and other assets	324
Rental equipment	55,342
Property and equipment	2,700
Intangible assets (2)	21,500
Total identifiable assets acquired	89,197
Accounts payable	(1,023)
Accrued expenses payable and other liabilities	(876)
Total liabilities assumed	(1,899)
Net identifiable assets acquired	87,298
Goodwill (3)	45,092
Net assets acquired	$ 132,390

(1)	The fair value of accounts receivable acquired was approximately $7.6 million and the gross contractual amount was $7.7 million.

(2)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$ 21,000	10
Tradenames	300	1
Leasehold interests	200	10
	$ 21,500

(3)	We have allocated the $45.1 million goodwill among our six goodwill reporting units as follows (amounts in thousands):

Rental Component 1	$25,233
Rental Component 2	18,391
New Equipment	217
Used Equipment	632
Parts	379
Service	240

The level of goodwill that resulted from the CEC acquisition is primarily reflective of CEC’s going-concern value, the value of CEC’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total CEC acquisition costs were $0.9 million, of which approximately $0.2 million was incurred in the nine month period ended September 30, 2018.

Total revenues attributable to CEC since the acquisition were $8.9 million and $30.3 million for the three and nine month periods ended September 30 2018, respectively. Estimated net income attributable to CEC since the acquisition was $1.2 million, or $0.03 per share, for the three month period ended September 30, 2018 and $3.9 million, or $0.11 per share, for the nine month period ended September 30, 2018. It should be noted that since our acquisition of CEC, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired CEC locations, the impact of which is included in these CEC operating results above, as it is impractical to report CEC operating results on a pure stand-alone basis post-acquisition.

Rental, LLC (dba “Rental Inc.”)

On April 1, 2018, we completed the acquisition of Rental Inc., a non-residential equipment rental and distribution company with five branches located in Alabama, Florida and Western Georgia. Rental Inc. had approximately 65 employees and approximately $35 million of rental assets at original equipment costs as of March 31, 2018, immediately prior to the acquisition. The acquisition expands our presence in the surrounding market.

The aggregate consideration paid to the owners of Rental Inc. was approximately $68.6 million. The acquisition and related fees and expenses were funded through available cash and from borrowings under our Credit Facility (as defined below). The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date. The amounts presented here are preliminary and are subject to change. However, we do not expect material changes to these assigned values.

$’s in thousands

Cash	$ 260
Accounts receivable, net of allowance for doubtful accounts (1)	2,873
Inventory	5,324
Prepaid expenses and other assets	47
Rental equipment	22,578
Property and equipment	1,935
Intangible assets (2)	10,200
Total identifiable assets acquired	43,217
Accounts payable	(439)
Manufacturer flooring plans payable	(3,293)
Accrued expenses payable and other liabilities	(469)
Total liabilities assumed	(4,201)
Net identifiable assets acquired	39,016
Goodwill (3)	29,554
Net assets acquired	$ 68,570

(1)	The fair value of accounts receivables acquired was approximately $2.9 million and the gross contractual amount was $3.1 million.

(2)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$ 10,000	10
Tradenames	200	1
	$ 10,200

(3)	We have allocated the $29.6 million goodwill among our six goodwill reporting units as follows (amounts in thousands):

Rental Component 1	$9,064
Rental Component 2	5,445
New Equipment	10,217
Used Equipment	1,692
Parts	2,171
Service	964

  The level of goodwill that resulted from the Rental Inc. acquisition is primarily reflective of Rental Inc.’s going-concern value, the value of Rental Inc.’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total Rental Inc. acquisition costs were $0.2 million, substantially all of which was incurred in the nine month period ended September 30, 2018.

Total revenues attributable to Rental Inc. since the April 1, 2018 acquisition were $7.0 million and $14.7 million for the three and nine month periods ended September 30 2018, respectively. Estimated net loss attributable to Rental Inc. since the acquisition was $0.8 million, or $0.02 per share, for the three month period ended September 30, 2018 and $0.9 million, or $0.02 per share, for the nine month period ended September 30, 2018. It should be noted that since our acquisition of Rental Inc., significant amounts of rental fleet have been moved between H&E locations and the acquired Rental Inc. locations, the impact of which is included in these Rental Inc. operating results above, as it is impractical to report Rental Inc. operating results on a pure stand-alone basis post-acquisition.

Pro forma financial information

We completed the CEC acquisition on January 1, 2018. Therefore, the operating results of CEC are included in our reported condensed consolidated statements of income for the full three and nine month periods ended September 30, 2018. We completed the Rental Inc. acquisition on April 1, 2018. Therefore, our reported condensed consolidated statements of income for the nine month period ended September 30, 2018 do not include Rental Inc. for the period January 1, 2018 through March 31, 2018.

The pro forma information below gives effect to the CEC and Rental Inc. acquisitions as if they had been completed on January 1, 2017 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The tables below present unaudited pro forma consolidated statements of income information for the three and nine month periods ended September 30, 2017 and the nine month period ended September 30, 2018 as if CEC and Rental Inc. were included in our consolidated results for the entire periods presented.

	(amounts in thousands, except per share data)
	Three Month Period Ended September 30, 2017
	H&E	CEC	Rental Inc.	Total
Total revenues	$259,162	$9,186	$9,247	$277,595

Pretax income	7,577	2,133	2,153	11,863
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(823)	(713)	(1,536)
Intangible asset amortization (2)	—	(605)	(300)	(905)
Interest expense (3)	—	—	(451)	(451)
Elimination of historic interest expense (4)	—	425	90	515
Pro forma pretax income	7,577	1,130	779	9,486
Income tax benefit	(885)	(127)	(87)	(1,099)
Net income	$ 8,462	$1,257	$ 866	$10,585
Net income per share – basic	$ 0.24	$ 0.04	$0.02	$ 0.30
Net income per share - diluted	$ 0.24	$ 0.04	$0.02	$ 0.30

	(amounts in thousands, except per share data)
	Nine Month Period Ended September 30, 2017
	H&E	CEC	Rental Inc.	Total
Total revenues	$735,353	$25,715	$26,472	$787,540

Pretax income	31,775	5,022	6,311	43,108
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(2,535)	(2,094)	(4,629)
Intangible asset amortization (2)	—	(1,815)	(600)	(2,415)
Interest expense (3)	—	—	(1,226)	(1,226)
Elimination of historic interest expense (4)	—	1,225	292	1,517
Pro forma pretax income	31,775	1,897	2,683	36,355
Income tax expense	8,045	484	684	9,213
Net income	$ 23,730	$1,413	$1,999	$27,142
Net income per share – basic	$ 0.67	$0.04	$0.06	$ 0.76
Net income per share - diluted	$ 0.67	$0.04	$0.06	$ 0.76

	(amounts in thousands, except per share data)
	Nine Month Period Ended September 30, 2018
	H&E(5)	Rental Inc.(6)	Total
Total revenues	$ 892,987	$7,408	$900,395

Pretax income	69,908	1,020	70,928
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	─	(749)	(749)
Intangible asset amortization (2)	─	(250)	(250)
Interest expense (3)	─	(480)	(480)
Elimination of historic interest expense (4)	─	82	82
Pro forma pretax income (loss)	69,908	(377)	69,531
Income tax expense (benefit)	18,345	(100)	18,245
Net income (loss)	$ 51,563	$ (277)	$ 51,286
Net income (loss) per share – basic	$ 1.45	$(0.01)	$ 1.44
Net income (loss) per share - diluted	$ 1.44	$(0.01)	$ 1.43

(1)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisitions.

(2)	Represents the amortization of the intangible assets acquired in the acquisitions.

(3)	A portion of the consideration paid for Rental Inc. was funded with borrowings from our Credit Facility. Interest expense was adjusted to reflect the additional debt resulting from such acquisition.

(4)	Represents historic debt of CEC and Rental Inc. that is not part of the combined entity was eliminated.

(5)

H&E represents consolidated operating results as presented in this Quarterly Report on Form 10-Q for the nine month period ended September 30, 2018 and includes actual results for CEC for the nine months ended September 30, 2018 and actual results for Rental Inc. for the April 1, 2018 through September 30, 2018.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2018 and December 31, 2017 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	September 30, 2018
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$26,472	$22,544
Senior unsecured notes with interest computed at 5.625% (Level 1)	950,000	947,625
Capital leases payable with interest computed at 5.929% (Level 3)	778	651
Letter of credit (Level 3)	—	116

	December 31, 2017
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$22,002	$18,737
Senior unsecured notes with interest computed at 5.625% (Level 3)	944,088	619,019
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,486	1,114
Letter of credit (Level 3)	—	116

At December 31, 2017, the fair value of our senior unsecured notes due 2025 was based on the present value of the notes based on our incremental borrowing rate as these notes were not available (registered) on a bond trading market as of December 31, 2017.  At September 30, 2018, the fair value of our senior unsecured notes due 2025 were based on quoted bond trading market prices of those notes.

During the three and nine month periods ended September 30, 2018 and 2017, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine month period ended September 30, 2018 (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2017	39,623,773	$395	$227,070	$(61,749)	$51,077	$216,793
Stock-based compensation	—	—	2,998	—	—	2,998
Cash dividends declared on common stock ($0.825 per share)	—	—	—	—	(29,514)	(29,514)
Issuance of common stock, net of forfeitures	125,776	1	(110)	—	—	(109)
Repurchase of 36,929 shares of restricted common stock	—	—	—	(1,323)	—	(1,323)
Net income	—	—	—	—	51,563	51,563
Balances at September 30, 2018	39,749,549	396	229,958	(63,072)	73,126	240,408

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,733,999 shares as of September 30, 2018.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2017	445,964	$19.70
Granted	143,121	$37.10
Vested	(178,212)	$20.53
Forfeited	(27,345)	$19.39
Non-vested stock at September 30, 2018	383,528	$25.83

As of September 30, 2018, we had unrecognized compensation expense of approximately $6.6 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.2 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Compensation expense	$917	$720	$2,998	$2,614

(7) Income per Share

Income per common share for the three and nine months ended September 30, 2018 and 2017 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.7% of total outstanding shares for each of the three months ended September 30, 2018 and 2017, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic net income per share:
Net income	$21,314	$8,462	$51,563	$23,730
Weighted average number of common shares outstanding	35,719	35,543	35,649	35,494
Net income per share of common stock – basic	$0.60	$0.24	$1.45	$0.67
Diluted net income per share:
Net income	$21,314	$8,462	$51,563	$23,730
Weighted average number of common shares outstanding	35,719	35,543	35,649	35,494
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	207	172	255	162
Weighted average number of common shares outstanding – diluted	35,926	35,715	35,904	35,656
Net income per share of common stock – diluted	$0.59	$0.24	$1.44	$0.67
Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	21	—	7	—

(8) Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein (the “Credit Facility”).

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

 As of September 30, 2018, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At September 30, 2018, we had $219.0 million of borrowings outstanding under the Credit Facility and could borrow up to $523.3 million and remain in compliance with the debt covenants under the Credit Facility. At October 18, 2018, we had $532.4 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of September 30, 2018, we were in compliance with these covenants.

On November 22, 2017, we closed on an offering of $200 million aggregate principal amount of 5.625% senior notes due 2025 (the “Add-on Notes”) in an unregistered offering through a private placement. The Add-on Notes were priced at 104.25% of the principal amount. Net proceeds from the offering of the Add-on Notes, including accrued interest from August 24, 2017 totaled approximately $209.2 million. The net proceeds of the offering, was used to repay indebtedness outstanding under the Credit Facility and for the payment of fees and expenses related to the offering. The remainder of the net proceeds will be used for general corporate purposes and to fund potential acquisitions in connection with our ongoing strategy of acquiring rental companies to complement our existing business and footprint.

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

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2016	$627,711
Accretion of discount on Old Notes through August 24, 2017	683
Amortization of note premium on Old Notes through August 24, 2017	(574)
Amortization of deferred financing costs on Old Notes through August 24, 2017	153
Aggregate principal amount paid on Old Notes	(630,000)
Writeoff of unaccreted discount on Old Notes	5,294
Writeoff of unamortized premium on Old Notes	(4,452)
Writeoff of deferred financing costs on Old Notes	1,185
Aggregate principal amount issued on New Notes	950,000
Note discount and deferred transaction costs on New Notes	(14,684)
Note premium on New Notes	8,500
Accretion of discount on New Notes from August 24, 2017 through December 31, 2017	542
Amortization of note premium on New Notes from August 24, 2017 through December 31, 2017	(375)
Amortization of deferred financing costs on New Notes August 24, 2017 through December 31, 2017	105
Balance at December 31, 2017	$944,088
Accretion of discount through September 30, 2018	1,154
Amortization of note premium through September 30, 2018	(797)
Additional deferred financing costs on New Notes	(97)
Amortization of deferred financing costs through September 30, 2018	236
Balance at September 30, 2018	$944,584

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Revenues:
Equipment rentals	$156,037	$125,616	$429,227	$351,303
New equipment sales	68,233	48,940	183,265	128,883
Used equipment sales	30,294	22,250	87,287	75,219
Parts sales	31,484	29,534	89,916	86,259
Services revenues	16,426	16,097	48,250	47,121
Total segmented revenues	302,474	242,437	837,945	688,785
Non-segmented revenues	19,667	16,725	55,042	46,568
Total revenues	$322,141	$259,162	$892,987	$735,353
Segment Gross Profit:
Equipment rentals	$78,041	$62,373	$210,246	$166,783
New equipment sales	7,839	5,331	20,800	14,443
Used equipment sales	9,782	7,134	28,066	23,240
Parts sales	8,355	7,957	24,239	23,524
Services revenues	10,798	10,530	31,820	31,223
Total segmented gross profit	114,815	93,325	315,171	259,213
Non-segmented gross profit (loss)	(85)	701	247	(175)
Total gross profit	$114,730	$94,026	$315,418	$259,038

	Balances at
	September 30,	December 31,
	2018	2017
Segment identified assets:
Equipment sales	$93,860	$58,125
Equipment rentals	1,153,244	904,824
Parts and services	19,392	16,879
Total segment identified assets	1,266,496	979,828
Non-segment identified assets	457,480	487,889
Total assets	$1,723,976	$1,467,717

The Company operates primarily in the United States and our sales to international customers for the three month periods ended September 30, 2018 and 2017 were 0.1% and 0.1%, respectively, of total revenues. Our sales to international customers for the nine month periods ended September 30, 2018 and 2017 were 0.2% and 0.3%, respectively.  No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$5,088	$—	$—	$5,088
Receivables, net	152,395	38,910	—	191,305
Inventories, net	97,099	16,153	—	113,252
Prepaid expenses and other assets	9,228	140	—	9,368
Rental equipment, net	989,228	164,016	—	1,153,244
Property and equipment, net	96,063	17,340	—	113,403
Deferred financing costs, net	3,188	—	—	3,188
Investment in guarantor subsidiaries	259,298	—	(259,298)	—
Intangible assets, net	29,285	—	—	29,285
Goodwill	76,317	29,526	—	105,843
Total assets	$1,717,189	$266,085	$(259,298)	$1,723,976
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$219,018	$—	$—	$219,018
Accounts payable	77,385	7,380	—	84,765
Manufacturer flooring plans payable	25,833	639	—	26,472
Accrued expenses payable and other liabilities	63,550	(1,959)	—	61,591
Dividends payable	155	(51)	—	104
Senior unsecured notes	944,584	—	—	944,584
Capital leases payable	—	778	—	778
Deferred income taxes	144,288	—	—	144,288
Deferred compensation payable	1,968	—	—	1,968
Total liabilities	1,476,781	6,787	—	1,483,568
Stockholders’ equity	240,408	259,298	(259,298)	240,408
Total liabilities and stockholders’ equity	$1,717,189	$266,085	$(259,298)	$1,723,976

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$165,878	$—	$—	$165,878
Receivables, net	138,657	37,424	—	176,081
Inventories, net	63,828	11,176	—	75,004
Prepaid expenses and other assets	9,030	142	—	9,172
Rental equipment, net	760,972	143,852	—	904,824
Property and equipment, net	89,952	11,837	—	101,789
Deferred financing costs, net	3,772	—	—	3,772
Investment in guarantor subsidiaries	222,217	—	(222,217)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,455,977	$233,957	$(222,217)	$1,467,717
Liabilities and Stockholders’ Equity:
Accounts payable	78,811	10,970	—	89,781
Manufacturer flooring plans payable	20,300	1,702	—	22,002
Accrued expenses payable and other liabilities	67,466	(2,371)	—	65,095
Dividends payable	197	(47)	—	150
Senior unsecured notes	944,088	—	—	944,088
Capital leases payable	—	1,486	—	1,486
Deferred income taxes	126,419	—	—	126,419
Deferred compensation payable	1,903	—	—	1,903
Total liabilities	1,239,184	11,740	—	1,250,924
Stockholders’ equity	216,793	222,217	(222,217)	216,793
Total liabilities and stockholders’ equity	$1,455,977	$233,957	$(222,217)	$1,467,717

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$133,023	$23,014	$—	$156,037
New equipment sales	48,861	19,372	—	68,233
Used equipment sales	23,868	6,426	—	30,294
Parts sales	27,054	4,430	—	31,484
Services revenues	14,048	2,378	—	16,426
Other	16,494	3,173	—	19,667
Total revenues	263,348	58,793	—	322,141
Cost of revenues:
Rental depreciation	47,142	7,918	—	55,060
Rental expense	19,527	3,409	—	22,936
New equipment sales	43,187	17,207	—	60,394
Used equipment sales	15,692	4,820	—	20,512
Parts sales	20,029	3,100	—	23,129
Services revenues	4,883	745	—	5,628
Other	16,570	3,182	—	19,752
Total cost of revenues	167,030	40,381	—	207,411
Gross profit (loss):
Equipment rentals	66,354	11,687	—	78,041
New equipment sales	5,674	2,165	—	7,839
Used equipment sales	8,176	1,606	—	9,782
Parts sales	7,025	1,330	—	8,355
Services revenues	9,165	1,633	—	10,798
Other	(76)	(9)	—	(85)
Gross profit	96,318	18,412	—	114,730
Selling, general and administrative expenses	58,938	11,408	—	70,346
Merger costs (net of merger breakup fee proceeds)	219	—	—	219
Equity in earnings of guarantor subsidiaries	4,535	—	(4,535)	—
Gain on sales of property and equipment, net	1,017	136	—	1,153
Income from operations	42,713	7,140	(4,535)	45,318
Other income (expense):
Interest expense	(14,073)	(2,642)	—	(16,715)
Other, net	331	37	—	368
Total other expense, net	(13,742)	(2,605)	—	(16,347)
Income before income taxes	28,971	4,535	(4,535)	28,971
Income tax expense	7,657	—	—	7,657
Net income	$21,314	$4,535	$(4,535)	$21,314

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$103,618	$21,998	$—	$125,616
New equipment sales	38,132	10,808	—	48,940
Used equipment sales	17,818	4,432	—	22,250
Parts sales	25,356	4,178	—	29,534
Services revenues	13,559	2,538	—	16,097
Other	13,625	3,100	—	16,725
Total revenues	212,108	47,054	—	259,162
Cost of revenues:
Rental depreciation	35,886	7,369	—	43,255
Rental expense	16,630	3,358	—	19,988
New equipment sales	33,933	9,676	—	43,609
Used equipment sales	12,288	2,828	—	15,116
Parts sales	18,648	2,929	—	21,577
Services revenues	4,775	792	—	5,567
Other	13,229	2,795	—	16,024
Total cost of revenues	135,389	29,747	—	165,136
Gross profit:
Equipment rentals	51,102	11,271	—	62,373
New equipment sales	4,199	1,132	—	5,331
Used equipment sales	5,530	1,604	—	7,134
Parts sales	6,708	1,249	—	7,957
Services revenues	8,784	1,746	—	10,530
Other	396	305	—	701
Gross profit	76,719	17,307	—	94,026
Selling, general and administrative expenses	44,408	10,795	—	55,203
Equity in earnings of guarantor subsidiaries	6,160	—	(6,160)	—
Merger costs (net of merger breakup fee proceeds)	(6,506)	—	—	(6,506)
Gain on sales of property and equipment, net	342	1,983	—	2,325
Income from operations	45,319	8,495	(6,160)	47,654
Other income (expense):
Interest expense	(12,665)	(2,395)	—	(15,060)
Loss on early extinguishment of debt	(25,363)	—	—	(25,363)
Other, net	286	60	—	346
Total other expense, net	(37,742)	(2,335)	—	(40,077)
Income before income taxes	7,577	6,160	(6,160)	7,577
Income tax benefit	(885)	—	—	(885)
Net income	$8,462	$6,160	$(6,160)	$8,462

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$367,314	$61,913	$—	$429,227
New equipment sales	144,462	38,803	—	183,265
Used equipment sales	70,256	17,031	—	87,287
Parts sales	77,488	12,428	—	89,916
Services revenues	40,808	7,442	—	48,250
Other	46,214	8,828	—	55,042
Total revenues	746,542	146,445	—	892,987
Cost of revenues:
Rental depreciation	130,650	22,050	—	152,700
Rental expense	56,653	9,628	—	66,281
New equipment sales	127,982	34,483	—	162,465
Used equipment sales	47,084	12,137	—	59,221
Parts sales	56,972	8,705	—	65,677
Services revenues	14,000	2,430	—	16,430
Other	45,815	8,980	—	54,795
Total cost of revenues	479,156	98,413	—	577,569
Gross profit (loss):
Equipment rentals	180,011	30,235	—	210,246
New equipment sales	16,480	4,320	—	20,800
Used equipment sales	23,172	4,894	—	28,066
Parts sales	20,516	3,723	—	24,239
Services revenues	26,808	5,012	—	31,820
Other	399	(152)	—	247
Gross profit	267,386	48,032	—	315,418
Selling, general and administrative expenses	171,683	33,589	—	205,272
Merger costs (net of merger breakup fee proceeds)	439	—	—	439
Equity in earnings of guarantor subsidiaries	7,482	—	(7,482)	—
Gain on sales of property and equipment, net	5,754	286	—	6,040
Income from operations	108,500	14,729	(7,482)	115,747
Other income (expense):
Interest expense	(39,669)	(7,392)	—	(47,061)
Other, net	1,077	145	—	1,222
Total other expense, net	(38,592)	(7,247)	—	(45,839)
Income before income taxes	69,908	7,482	(7,482)	69,908
Income tax expense	18,345	—	—	18,345
Net income	$51,563	$7,482	$(7,482)	$51,563

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$288,610	$62,693	$—	$351,303
New equipment sales	106,626	22,257	—	128,883
Used equipment sales	60,292	14,927	—	75,219
Parts sales	73,955	12,304	—	86,259
Services revenues	39,650	7,471	—	47,121
Other	37,966	8,602	—	46,568
Total revenues	607,099	128,254	—	735,353
Cost of revenues:
Rental depreciation	104,177	21,819	—	125,996
Rental expense	48,607	9,917	—	58,524
New equipment sales	94,617	19,823	—	114,440
Used equipment sales	42,442	9,537	—	51,979
Parts sales	54,085	8,650	—	62,735
Services revenues	13,464	2,434	—	15,898
Other	38,049	8,694	—	46,743
Total cost of revenues	395,441	80,874	—	476,315
Gross profit (loss):
Equipment rentals	135,826	30,957	—	166,783
New equipment sales	12,009	2,434	—	14,443
Used equipment sales	17,850	5,390	—	23,240
Parts sales	20,099	3,425	—	23,524
Services revenues	26,186	5,037	—	31,223
Other	(312)	137	—	(175)
Gross profit	211,658	47,380	—	259,038
Selling, general and administrative expenses	140,522	31,806	—	172,328
Equity in earnings of guarantor subsidiaries	11,141	—	(11,141)	—
Merger costs (net of merger breakup fee proceeds)	(6,506)	—	—	(6,506)
Gain on sales of property and equipment, net	1,971	2,460	—	4,431
Income from operations	90,754	18,034	(11,141)	97,647
Other income (expense):
Interest expense	(34,522)	(7,143)	—	(41,665)
Loss on early extinguishment of debt	(25,363)	—	—	(25,363)
Other, net	906	250	—	1,156
Total other expense, net	(58,979)	(6,893)	—	(65,872)
Income before income taxes	31,775	11,141	(11,141)	31,775
Income tax expense	8,045	—	—	8,045
Net income	$23,730	$11,141	$(11,141)	$23,730

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$51,563	$7,482	$(7,482)	$51,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	16,106	2,261	—	18,367
Depreciation of rental equipment	130,650	22,050	—	152,700
Amortization of intangible assets	2,415	—	—	2,415
Amortization of deferred financing costs	819	—	—	819
Accretion of note discount, net of premium amortization	357	—	—	357
Provision for losses on accounts receivable	1,474	582	—	2,056
Provision for inventory obsolescence	74	—	—	74
Change in deferred income taxes	17,869	—	—	17,869
Stock-based compensation expense	2,998	—	—	2,998
Gain from sales of property and equipment, net	(5,754)	(286)	—	(6,040)
Gain from sales of rental equipment, net	(23,017)	(4,624)	—	(27,641)
Equity in earnings of guarantor subsidiaries	(7,482)	—	7,482	—
Changes in operating assets and liabilities:
Receivables	(4,757)	(2,068)	—	(6,825)
Inventories	(47,356)	(8,999)	—	(56,355)
Prepaid expenses and other assets	173	2	—	175
Accounts payable	(6,491)	(3,590)	—	(10,081)
Manufacturer flooring plans payable	5,533	(1,063)	—	4,470
Accrued expenses payable and other liabilities	(8,665)	(296)	—	(8,961)
Deferred compensation payable	65	—	—	65
Net cash provided by operating activities	126,574	11,451	—	138,025
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(196,027)	—		(196,027)
Purchases of property and equipment	(19,274)	(7,764)	—	(27,038)
Purchases of rental equipment	(302,878)	(47,768)	—	(350,646)
Proceeds from sales of property and equipment	7,672	286	—	7,958
Proceeds from sales of rental equipment	64,747	14,200	—	78,947
Investment in subsidiaries	(29,599)	—	29,599	—
Net cash used in investing activities.	(475,359)	(41,046)	29,599	(486,806)
Cash flows from financing activities:
Purchases of treasury stock	(1,323)	—	—	(1,323)
Borrowings on senior secured credit facility	1,142,811	—	—	1,142,811
Payments on senior secured credit facility	(923,793)	—	—	(923,793)
Dividends paid	(29,443)	(4)	—	(29,447)
Payment of deferred financing costs	(97)	—	—	(97)
Payments on capital lease obligations	(160)	—	—	(160)
Capital contributions	—	29,599	(29,599)	—
Net cash provided by financing activities	187,995	29,595	(29,599)	187,991
Net decrease in cash	(160,790)	—	—	(160,790)
Cash, beginning of period	165,878	—	—	165,878
Cash, end of period	$5,088	$—	$—	$5,088

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$23,730	$11,141	$(11,141)	$23,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	15,778	2,314	—	18,092
Depreciation of rental equipment	104,177	21,819	—	125,996
Amortization of deferred financing costs	785	—	—	785
Accretion of note discount, net of premium amortization	239	—	—	239
Provision for losses on accounts receivable	2,336	712	—	3,048
Provision for inventory obsolescence	151	—	—	151
Change in deferred income taxes	7,752	—	—	7,752
Stock-based compensation expense	2,614	—	—	2,614
Loss on early extinguishment of debt	25,363			25,363
Gain from sales of property and equipment, net	(1,971)	(2,460)	—	(4,431)
Gain from sales of rental equipment, net	(16,852)	(5,344)	—	(22,196)
Equity in earnings of guarantor subsidiaries	(11,141)	—	11,141	—
Changes in operating assets and liabilities:
Receivables	(14,510)	(1,301)	—	(15,811)
Inventories	(32,279)	(6,651)	—	(38,930)
Prepaid expenses and other assets	(1,592)	(14)	—	(1,606)
Accounts payable	41,670	452	—	42,122
Manufacturer flooring plans payable	(9,196)	1,702	—	(7,494)
Accrued expenses payable and other liabilities	(4,711)	1,636	—	(3,075)
Deferred compensation payable	44	—	—	44
Net cash provided by operating activities	132,387	24,006	—	156,393
Cash flows from investing activities:
Purchases of property and equipment	(14,618)	(1,384)	—	(16,002)
Purchases of rental equipment	(154,057)	(29,697)	—	(183,754)
Proceeds from sales of property and equipment	2,914	3,851	—	6,765
Proceeds from sales of rental equipment	51,699	14,617	—	66,316
Investment in subsidiaries	11,225	—	(11,225)	—
Net cash used in investing activities	(102,837)	(12,613)	(11,225)	(126,675)
Cash flows from financing activities:
Purchases of treasury stock	(753)	—	—	(753)
Borrowings on senior secured credit facility	732,840	—	—	732,840
Payments on senior secured credit facility	(818,285)	—	—	(818,285)
Dividends paid	(29,363)	(6)	—	(29,369)
Principal payments on senior unsecured notes due 2022	(630,000)	—	—	(630,000)
Costs paid to tender and redeem senior unsecured notes due 2022	(23,336)	—	—	(23,336)
Proceeds from issuance of senior unsecured notes due 2025	750,000	—	—	750,000
Payments of deferred financing costs	(12,152)	—	—	(12,152)
Payments on capital lease obligations	—	(162)	—	(162)
Capital contributions	—	(11,225)	11,225	—
Net cash used in financing activities	(31,049)	(11,393)	11,225	(31,217)
Net decrease in cash	(1,499)	—	—	(1,499)
Cash, beginning of period	7,683	—	—	7,683
Cash, end of period	$6,184	$—	$—	$6,184

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2018, and its results of operations for the three and nine month periods ended September 30, 2018, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of October 18, 2018, we operated 89 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended September 30, 2018, except as disclosed in note 2 related to new revenue recognition guidance adopted on January 1, 2018. These policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill and intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine month period ended September 30, 2018, approximately 48.1% of our total revenues were attributable to equipment rentals, 20.5% of our total revenues were attributable to new equipment sales, 9.8% were attributable to used equipment sales, 10.1% were attributable to parts sales, 5.4% were attributable to our services revenues and 6.1% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2018, our total cost of revenues was $577.6 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2018, our selling, general and administrative expenses were $205.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2018 was $1.2 billion, or approximately 66.9% of our total assets. Our rental fleet as of September 30, 2018 consisted of 40,766 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.8 billion. As of September 30, 2018, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	27,438	67.3%	$1,165.0	66.3%	36.9
Cranes	250	0.6%	88.5	5.0%	58.3
Earthmoving	4,387	10.8%	362.0	20.6%	24.6
Industrial Lift Trucks	1,244	3.0%	37.6	2.1%	26.4
Other	7,447	18.3%	105.4	6.0%	28.5
Total	40,766	99.9%	$1,758.5	100.1%	33.8

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

The original acquisition cost of our gross rental fleet increased by approximately $356.1 million, or 25.4%, for the nine month period ended September 30, 2018, largely reflective of the CEC and Rental Inc. acquired fleets, combined with growth in rental capital expenditures to meet customer demand. The average age of our rental fleet equipment decreased by approximately 0.8 months for the nine months ended September 30, 2018.

Our average rental rates for the nine month period ended September 30, 2018 were 2.2% higher than in the nine month period ended September 30, 2017 and approximately 0.8% higher than the three month period ended June 30, 2018 (see further discussion on rental rates in “Results of Operations” below). Our average rental rates for the nine month period ended September 30, 2018 do not include rental rate data for (1) legacy Rental Inc. operations for the second quarter of 2018 and (2) legacy CEC operations for the first quarter of 2018.

The rental equipment mix among our four core product lines for the nine months ended September 30, 2018 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

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

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 50 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine months ended September 30, 2018 and 2017. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2018	2017	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$156,037	$125,616	$30,421	24.2%
New equipment sales	68,233	48,940	19,293	39.4%
Used equipment sales	30,294	22,250	8,044	36.2%
Parts sales	31,484	29,534	1,950	6.6%
Services revenues	16,426	16,097	329	2.0%
Non-Segmented revenues	19,667	16,725	2,942	17.6%
Total revenues	$322,141	$259,162	$62,979	24.3%

Total Revenues. Our total revenues were approximately $322.1 million for the three month period ended September 30, 2018 compared to $259.2 million for the three month period ended September 30, 2017, an increase of $63.0 million, or 24.3%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the three month period ended September 30, 2018 increased approximately $30.4 million, or 24.2%, to $156.0 million from $125.6 million in the three month period ended September 30, 2017. The increase in equipment rental revenues wsa largely due to increased demand and the equipment rental revenues from our CEC and Rental Inc. locations.

Rental revenues from aerial work platform equipment increased $21.6 million while earthmoving equipment rental revenues and lift truck rental revenues increased $7.2 million and $1.2 million, respectively, for the three month period ended September 30, 2018. Other equipment rental revenues increased approximately $0.7 million. Partially offsetting these rental revenue increases was a $0.3 million decrease in crane rental revenues. Our average rental rates for the three month period ended September 30, 2018 increased 2.2% compared to the same three month period last year and increased approximately 0.8% from the three month period ended June 30, 2018.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2018 was 35.9% compared to 36.0% in the three month period ended September 30, 2017, a decrease of 0.1%. The decrease in comparative rental equipment dollar utilization was the net result of the increase in equipment rental rates as noted above and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 71.0% for the three month period ended September 30, 2018 compared to 73.3% in the three month period ended September 30, 2017, a decrease of 2.3%.  The decrease in rental equipment time utilization as a percentage of original equipment cost was largely due to a $354.8 million increase, or 25.3%, in our equipment rental fleet since September 30, 2017.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2018 increased approximately $19.3 million, or 39.4%, to $68.2 million from $48.9 million for the three month period ended September 30, 2017. This increase, as noted below, was driven primarily by increased sales of new cranes and earthmoving equipment, and the new equipment sales revenues from our Rental Inc. locations.

Sales of new cranes increased $12.4 million, resulting from improved crane demand. Sales of new earthmoving equipment and new aerial work platform equipment increased $5.3 million and $2.7 million, respectively, while sales of new lift trucks increased $0.4 million. Sales of new other equipment decreased $1.5 million.

Used Equipment Sales Revenues. Our used equipment sales increased $8.0 million, or 36.2%, to $30.3 million for the three month period ended September 30, 2018, from approximately $22.3 million for the same three month period in 2017.

Sales of used aerial work platform equipment increased $8.2 million and sales of used other equipment increased $1.4 million. Sales of used cranes and sales of used lift trucks each increased approximately $0.2 million. Partially offsetting these increases was a $2.0 million decrease in used earthmoving equipment.

Parts Sales Revenues. Our parts sales revenues for the three month period ended September 30, 2018 increased $2.0 million, or 6.6%, to $31.5 million from $29.5 million for the same three month period last year. The increase in parts sales was due in part to the combined parts sales revenues from our CEC and Rental Inc. locations and an increase in earthmoving parts sales.

Services Revenues. Our services revenues for the three month period ended September 30, 2018 increased $0.3 million, or 2.0%, to $16.4 million from $16.1 million for the same three month period last year. This increase in services revenues was substantially due to the services revenues from our CEC and Rental Inc. locations.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including fuel charges on rented equipment, transportation and hauling charges related to our equipment rental and maintenance and repair services, and damage waiver fees on rental equipment. For the three month period ended September 30, 2018, our other revenues were approximately $19.7 million, an increase of $2.9 million, or 17.6%, from approximately $16.7 million in the same three month period in 2017. This increase was primarily driven by higher hauling revenues and damage waiver income associated with our equipment rental activities, combined with non-segmented other revenues from our CEC and Rental Inc. locations.

Gross Profit.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2018	2017	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$78,041	$62,373	$15,668	25.1%
New equipment sales	7,839	5,331	2,508	47.0%
Used equipment sales	9,782	7,134	2,648	37.1%
Parts sales	8,355	7,957	398	5.0%
Services revenues	10,798	10,530	268	2.5%
Non-Segmented revenues gross profit (loss)	(85)	701	(786)	(112.1)%
Total gross profit	$114,730	$94,026	$20,704	22.0%

Total Gross Profit. Our total gross profit was $114.7 million for the three month period ended September 30, 2018 compared to $94.0 million for the same three month period in 2017, an increase of $20.7 million, or 22.0%. Total gross profit margin for the three month period ended September 30, 2018 was 35.6%, a decrease of 0.7% from the 36.3% gross profit margin for the same three month period in 2017. The decrease in total gross profit margin was primarily due to revenue mix from a shift to lower margin new equipment sales revenues. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the three month period ended September 30, 2018 increased $15.7 million, or 25.1%, to approximately $78.0 million from $62.4 million in the same three month period in 2017.

The increase in equipment rentals gross profit was the result of a $30.4 million increase in equipment rental revenues for the three month period ended September 30, 2018 compared to the same period last year, which was partially offset by an $11.8 million increase in rental equipment depreciation expense and a $2.9 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2018 compared to 2017.

Gross profit margin on equipment rentals for the three month period ended September 30, 2018 was approximately 50.0% compared to 49.7% for the same period in 2017, an increase of 0.3%. As a percentage of equipment rental revenues, rental expenses were 14.7% for the three month period ended September 30, 2018 compared to 15.9% for the same period last year, a decrease of 1.2%, resulting primarily from the increase in equipment rental revenues. Depreciation expense was 35.3% of equipment rental revenues for the three month period ended September 30, 2018 compared to 34.4% for the same period in 2017, an increase of 0.9%, primarily as a result of the increase in depreciation expense resulting from the purchase accounting fair value step up adjustments on the CEC and Rental Inc. acquired rental fleets and the mix of rental equipment.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2018 increased $2.5 million, or 47.0%, to $7.8 million compared to $5.3 million for the same three month period in 2017 on a total new equipment sales increase of $19.3 million. Gross profit margin on new equipment sales was 11.5% for the three month period ended September 30, 2018, compared to 10.9% for the same period last year, an increase of 0.6%. The increase in gross profit margin was primarily due to higher gross margins on sales of new aerial work platform equipment and new other equipment.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2018 increased approximately $2.6 million, or 37.1%, to $9.8 million from $7.1 million in the same period in 2017 on a used equipment sales increase of $8.0 million.

Gross profit margin on used equipment sales for the three month period ended September 30, 2018 was approximately 32.3%, up 0.2% from 32.1% for the same three month period in 2017, primarily as a result of the mix of used equipment sold and higher used cranes and used aerial work platform equipment sales gross margins. These improved gross margins were slightly offset by lower margins on sales of used equipment inventory acquired in the CEC and Rental Inc. acquisitions, reflecting the purchase accounting fair value step up basis adjustment applied to the acquired used equipment inventory and rental equipment.

Our used equipment sales from the rental fleet, which comprised approximately 88.4% and 91.2% of our used equipment sales for the three month periods ended September 30, 2018 and 2017, respectively, were approximately 156.2%  and 150.9% of net book value for the three month periods ended September 30, 2018 and 2017, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended September 30, 2018 was approximately $8.4 million, an increase of $0.4 million, or 5.0%, from gross profit of $8.0 million for the same period last year on a parts sales increase of $2.0 million. Gross profit margin for the three month period ended September 30, 2018 was 26.5%, a decrease of 0.4% from 26.9% in the same three month period in 2017, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended September 30, 2018, our services revenues gross profit increased $0.3 million, or 2.5%, to $10.8 million from $10.5 million for the same three month period in 2017 on a $0.3 million increase in services revenues. Gross profit margin for the three month period ended September 30, 2018 was 65.7%, an increase of 0.3% from approximately 65.4% in the same three month period in 2017, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues gross profit decreased approximately $0.8 million, from a gross profit of $0.7 million for the three month period ended September 30, 2017 to a gross loss of $0.1 million in the three month period ended September 30, 2018. Gross margin for the three month period ended September 30, 2018 was (0.4)% compared to a gross margin of 4.2% in the same three month period last year, a decrease of 4.6%, primarily reflective of lower hauling and fuel margins in the current period.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased approximately $15.1 million, or 27.4%, to $70.3 million for the three month period ended September 30, 2018 compared to $55.2 million for the three month period ended September 30, 2017.

Included in SG&A for the three month period ended September 30, 2017 is the reclassification of $2.2 million of merger and acquisition transaction costs related to the termination of our previously proposed acquisition of Neff Corporation (“Neff merger costs”), which we did not ultimately consummate. These Neff merger costs, previously recognized and included in SG&A for the six month period ended June 30, 2017, were reclassified to “Merger Costs (net of Breakup Fee Proceeds)” in the third quarter ended September 30, 2017 (see “Merger Costs (net of Merger Breakup Fee Proceeds)” discussion below for further information). Excluding this $2.2 million favorable impact to SG&A expenses in the three month period ended September 30, 2017, total SG&A expenses for the three month period ended September 30, 2017 would have been $57.4 million, or 22.2% of total revenues, compared to the current three month period ended September 30, 2018 SG&A expenses of $70.3 million, or 21.8% of total revenues.

Employee salaries, wages, payroll taxes and related employee benefit and other employee expenses increased $8.9 million, primarily as a result of our CEC and Rental Inc. acquisitions, a larger workforce and higher incentive compensation related to improved profitability. Legal and professional fees increased approximately $1.5 million. Facility rent expenses and repairs and maintenance costs increased $0.4 million. Our results for the three month period ended September 30, 2018 also include $0.9 million of amortization expense associated with the recognition of intangible assets resulting from the CEC and Rental Inc. purchase price allocations.

Approximately $0.6 million of the total increase in SG&A expenses was attributable to branches opened since June 1, 2017 (but excluding for this purpose branches acquired as a result of our CEC and Rental Inc. acquisitions) with less than three months of comparable operations in either or both of the three month periods ended September 30, 2018 and 2017.

Merger Costs (net of Merger Breakup Fee Proceeds).  Pursuant to the terms of our terminated 2017 merger agreement with Neff, we received a $13.2 million breakup fee concurrently with Neff’s termination of the merger agreement in the third quarter of 2017. Related estimated merger transaction fees totaled $6.7 million, resulting in estimated net proceeds of $6.5 million for the three month period ended September 30, 2017.  As noted in the above SG&A Expenses discussion, approximately $2.2 million of the merger costs reflected in this financial statement line items were originally recorded in SG&A Expenses in the six month period ended June 30, 2017 and were subsequently reclassified in the third quarter ended September 30, 2017 to this net merger costs financial statement line item.

Merger costs incurred in the three month period ended September 30, 2018 were approximately $0.2 million.

Other Income (Expense). For the three month period ended September 30, 2018, our net other expenses decreased approximately $23.7 million to $16.3 million compared to $40.1 million for the same three month period in 2017. Included in Other Income (Expense) for the three month period ended September 30, 2017 is a $25.4 million loss on the early extinguishment of debt (see “Loss on Early Extinguishment of Debt” below).

Interest expense increased approximately $1.7 million to $16.7 million for the three month period ended September 30, 2018 compared to $15.1 million for the same period last year. The increase in interest expense was due to additional interest costs of $0.7 million associated with the upsize of our $950 million 5.625% senior unsecured notes that were issued in the third and fourth quarters of 2017 compared to our $630 million 7% senior unsecured notes, which were retired in the third quarter of 2017. Also, our interest costs related to theCredit Facility increased $0.9 million due to higher average borrowings in the current year period combined with higher interest rate costs.

Loss on Early Extinguishment of Debt.  We recorded a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2017 of approximately $25.4 million, reflecting payment of $12.8 million of tender premiums associated with our repurchase of the Old Notes and $10.5 million of premiums in accordance with the indenture governing the Old Notes to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.0 million of unamortized note premium, unaccreted note discount and unamortized deferred financing costs, related to the Old Notes.

Income Taxes. We recorded income tax expense of $7.7 million for the three month period ended September 30, 2018 compared to an income tax benefit of $0.9 million for the three month period ended September 30, 2017. The prior year income tax benefit was primarily due to a $5.7 million discrete tax benefit resulting from the reversal of an unrecognized tax benefit due to expiration of statute of limitations in the three month period ended September 30, 2017. Our effective income tax rate was approximately 26.4% for the three month period ended September 30, 2018 compared to (11.7%) for the same period last year. This effective income tax rate decrease was primarily due to the reduction of favorable permanent differences in the prior year period and the decrease in the federal statutory tax rate from 35% to 21%, resulting from the Tax Cuts and Jobs Act of 2017 (“the Act”), enacted in the fourth quarter of 2017. Our accounting for the income tax effects of the Act has been completed.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2018 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2018	2017	Increase	Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals	$429,227	$351,303	$77,924	22.2%
New equipment sales	183,265	128,883	54,382	42.2%
Used equipment sales	87,287	75,219	12,068	16.0%
Parts sales	89,916	86,259	3,657	4.2%
Services revenues	48,250	47,121	1,129	2.4%
Non-Segmented revenues	55,042	46,568	8,474	18.2%
Total revenues	$892,987	$735,353	$157,634	21.4%

Total Revenues. Our total revenues were $893.0 million for the nine month period ended September 30, 2018 compared to $735.4 million for the nine month period ended September 30, 2017, an increase of $157.6 million, or 21.4%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the nine month period ended September 30, 2018 increased approximately $77.9 million, or 22.2%, to $429.2 million from $351.3 million in the nine month period ended September 30, 2017. The increase in equipment rental revenues was largely due to increased demand and the equipment rental revenues from our CEC and Rental Inc. locations.

Rental revenues from aerial work platform equipment increased $44.0 million while earthmoving equipment rental revenues increased $16.4 million. Other equipment rental revenues increased $4.9 million and lift truck rental revenues increased approximately $1.9 million. Partially offsetting these rental revenue increases was a $1.1 million decrease in crane rental revenues. The product line equipment rental revenue fluctuations above do not include the impact of legacy CEC and Rental Inc. equipment rental revenues by product line for the three month periods ended March 31, 2018 and June 30, 2018, respectively.

Our average rental rates for the nine month period ended September 30, 2018 increased 2.2% compared to the same nine month period last year. Our average rental rates for the nine month period ended September 30, 2018 do not include rental rate data for legacy CEC and Rental Inc. for the three month periods ended March 31, 2018 and June 30, 2018, respectively.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2018 was 35.4% compared to 34.5% in the nine month period ended September 30, 2017, an increase of 0.9%. The increase in comparative rental equipment dollar utilization was primarily the result of the increase in equipment rental rates, which was partially offset by a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 71.1% for the nine month period ended September 30, 2018 compared to 71.4% in the nine month period ended September 30, 2017, a decrease of 0.3%.

New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2018 increased $54.4 million, or 42.2%, to $183.3 million from $128.9 million for the nine month period ended September 30, 2017. This increase, as noted below, was driven primarily by increased sales of new cranes and the new equipment sales revenues from our Rental Inc. locations.

Sales of new cranes increased $42.1 million, resulting from improved crane demand. Sales of new aerial work platform equipment and sales of new earthmoving equipment increased $5.8 million and $5.2 million, respectively. Sales of new lift trucks increased $1.2 million. Partially offsetting these increases was a $2.1 million decrease in new other equipment sales. The product line new equipment sales revenue fluctuations above do not include the impact of legacy CEC and Rental Inc. new equipment sales revenues by product line for the three month periods ended March 31, 2018 and June 30, 2018, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $12.1 million, or 16.0%, to $87.3 million for the nine month period ended September 30, 2018, from $75.2 million for the same nine month period in 2017.

Sales of used aerial work platform equipment increased $16.9 million, while sales of used cranes and used other equipment increased $0.9 million and $2.0 million, respectively. Partially offsetting these increases were decreases in sales of used earthmoving equipment and used lift trucks of $7.5 million and $0.7 million, respectively. The product line used equipment sales revenue fluctuations above do not include the impact of legacy CEC and Rental Inc. used equipment sales revenues by product line for the three month period ended March 31, 2018 and June 30, 2018, respectively.

Parts Sales Revenues. Our parts sales for the nine month period ended September 30, 2018 increased approximately $3.7 million, or 4.2%, to approximately $89.9 million from $86.3 million for the same nine month period last year. The increase in parts sales was largely attributable to increases in aerial work platform equipment and earthmoving equipment parts sales, combined with parts sales revenues from our CEC and Rental Inc. locations.

Services Revenues. Our services revenues for the nine month period ended September 30, 2018 increased $1.1 million, or 2.4%, to approximately $48.3 million from approximately $47.1 million for the same nine month period last year. The increase in services revenues was primarily due to services revenues from our CEC and Rental Inc. locations and an increase in earthmoving services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues consisted primarily of equipment support activities including fuel charges on rented equipment, transportation and hauling charges related to our equipment rental and maintenance and repair services, and damage waiver fees on rental equipment. For the nine month period ended September 30, 2018, our other revenues were approximately $55.0 million, an increase of $8.5 million, or 18.2%, from approximately $46.6 million in the same nine month period in 2017. This increase was primarily driven by higher hauling revenues and damage waiver income associated with our equipment rental activities, combined with non-segmented other revenues from our CEC and Rental Inc. locations.

Gross Profit (Loss).

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2018	2017	Increase	Increase
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals	$210,246	$166,783	$43,463	26.1%
New equipment sales	20,800	14,443	6,357	44.0%
Used equipment sales	28,066	23,240	4,826	20.8%
Parts sales	24,239	23,524	715	3.0%
Services revenues	31,820	31,223	597	1.9%
Non-Segmented revenues gross profit (loss)	247	(175)	422	241.1%
Total gross profit	$315,418	$259,038	$56,380	21.8%

Total Gross Profit. Our total gross profit was $315.4 million for the nine month period ended September 30, 2018 compared to $259.0 million for the same nine month period in 2018, an increase of $56.4 million, or 21.8%. Total gross profit margin for the nine month period ended September 30, 2018 was 35.3%, an increase of 0.1% from the 35.2% gross profit margin for the same nine month period in 2017. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the nine month period ended September 30, 2018 increased approximately $43.5 million, or 26.1%, to approximately $210.2 million from $166.8 million in the same nine month period in 2017.

The increase in equipment rentals gross profit was the result of a $77.9 million increase in equipment rental revenues for the nine month period ended September 30, 2018 compared to the same period last year, which was partially offset by a $26.7 million increase in rental equipment depreciation expense and a $7.8 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2018 compared to 2017.

Gross profit margin on equipment rentals for the nine month period ended September 30, 2018 was approximately 49.0% compared to 47.5% for the same period in 2017, an increase of 1.5%. As a percentage of equipment rental revenues, rental expenses were 15.4% for the nine month period ended September 30, 2018 compared to 16.7% for the same period last year, a decrease of 1.3%, resulting primarily from the increase in equipment rental revenues. Depreciation expense was 35.6% of equipment rental revenues for the nine month period ended September 30, 2018 compared to 35.9% for the same period in 2017, a decrease of 0.3%, primarily as a result of the increase in equipment rental revenues, which was partially offset by the increase in depreciation expense resulting from the purchase accounting fair value step up adjustments on the CEC and Rental Inc. acquired rental fleets and the mix of our equipment rental fleet.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2018 increased approximately $6.4 million, or 44.0%, to $20.8 million compared to $14.4 million for the same nine month period in 2017 on a total new equipment sales increase of $54.4 million. Gross profit margin on new equipment sales was 11.3% for the nine month period ended September 30, 2018, compared to 11.2% for the same period last year, an increase of 0.1%. The slight increase in gross profit margin was primarily due to the mix of new equipment sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2018 increased $4.8 million, or 20.8%, to $28.1 million from $23.2 million in the same period in 2017 on a used equipment sales increase of $12.1 million. Gross profit margin on used equipment sales for the nine month period ended September 30, 2018 was approximately 32.2%, up 1.3% from 30.9% for the same nine month period in 2017, primarily as a result of the mix of used equipment sold and higher used equipment margins on used aerial work platform equipment. These improved gross margins were partially offset by lower margins on sales of CEC and Rental Inc. used equipment, reflecting the purchase accounting fair value step up basis adjustment applied to the acquired used equipment inventory and rental equipment.

Our used equipment sales from the rental fleet, which comprised approximately 90.4% and 88.2% of our used equipment sales for the nine month periods ended September 30, 2018 and 2017, respectively, were approximately 153.9%  and 150.3% of net book value for the nine month periods ended September 30, 2018 and 2017, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the nine month period ended September 30, 2018 increased $0.7 million, or 3.0%, to $24.2 million, compared to $23.5 million for the same nine month period last year on a $3.7 million increase in parts sales revenues. Gross profit margin for the nine month period ended September 30, 2018 was 27.0%, a decrease of 0.3% from 27.3% in the same nine month period in 2017, primarily as a result of the mix of parts sold.

Services Revenues Gross Profit. For the nine month period ended September 30, 2018, our services revenues gross profit increased $0.6 million, or 1.9%, to $31.8 million from $31.2 million for the same nine month period in 2017 on a $1.1 million increase in services revenues. Gross profit margin for the nine month period ended September 30, 2018 was 65.9%, a decrease of 0.4% from 66.3% in the same nine month period in 2017, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues gross profit increased $0.4 million, from a gross loss of $0.2 million for the nine month period ended September 30, 2017 to a gross profit of $0.2 million in the nine month period ended September 30, 2018. Gross margin for the nine month period ended September 30, 2018 was 0.4% compared to a gross margin of (0.4)% in the same nine month period last year, an increase of 0.8%, primarily reflective of improved gross margins on hauling and transportation related charges in the current period and improved gross margin on damage waiver income.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased approximately $32.9 million, or approximately 19.1%, to $205.3 million for the nine month period ended September 30, 2018 compared to $172.3 million for the nine month period ended September 30, 2017.

The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit and other employee expenses increased $22.7 million, primarily as a result of our CEC and Rental Inc. acquisitions, a larger workforce and higher incentive compensation related to improved profitability. Legal and professional fees increased $2.2 million and liability insurance costs increased $0.6 million. Utilities costs increased $1.4 million and promotional expenses increased $0.7 million. Additionally, our results for the nine month period ended September 30, 2018 also includes $2.4 million of amortization expense associated with the recognition of intangible assets resulting from the CEC and Rental Inc. purchase price allocations.

Approximately $3.0 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2017 (but excluding for this purpose branches acquired as a result of our CEC and Rental Inc. acquisitions) with less than nine months of comparable operations in either or both of the nine month periods ended September 30, 2018 and 2017.

As a percentage of total revenues, SG&A expenses were 23.0% for the nine month period ended September 30, 2018 compared to 23.4% for the same nine month period last year, a decrease of 0.4%, and is largely reflective of the increase in total revenues and the cost increases noted above.

Merger Costs (net of Merger Breakup Fee Proceeds).  Pursuant to the terms of our terminated 2017 merger agreement with Neff, we received a $13.2 million breakup fee concurrently with Neff’s termination of the merger agreement in the third quarter of 2017. Related estimated merger transaction fees totaled $6.7 million, resulting in estimated net proceeds of $6.5 million for the nine month period ended September 30, 2017.  As noted in the above SG&A Expenses discussion, approximately $2.2 million of the merger costs reflected in this financial statement line items were originally recorded in SG&A Expenses in the six month period ended June 30, 2017 and were subsequently reclassified in the third quarter ended September 30, 2017 to this merger breakup fee line item.

Merger costs incurred in the nine month period ended September 30, 2018 were approximately $0.4 million.

Gain on Sales of Property and Equipment, Net. During the nine month period ended September 30, 2018, we sold a parcel of company-owned land and realized a gain of approximately $3.7 million, resulting in total net gains on sales of property and equipment of $6.0 million for the period, compared to $4.4 million for the nine month period ended September 30, 2017, an increase of $1.6 million.

Other Income (Expense). For the nine month period ended September 30, 2018, our net other expenses decreased approximately $20.1 million to $45.8 million compared to $65.9 million for the same nine month period in 2017. Included in Other Income (Expense) for the three month period ended September 30, 2017 is a $25.4 million loss on the early extinguishment of debt (see “Loss on Early Extinguishment of Debt” below).

Interest expense increased approximately $5.4 million to $47.1 million for the nine month period ended September 30, 2018 compared to $41.7 million for the nine month period ended September 30, 2017. The increase in interest expense was due to additional interest costs of $5.6 million associated with the upsize of our $950 million 5.625% senior unsecured notes that were issued in the third and fourth quarters of 2017 compared to our $630 million 7% senior unsecured notes, which were retired in the third quarter of 2017. Interest costs related to the Credit Facility decreased $0.2 million for the nine month period ended September 30, 2018 compared to the same period last year.

Loss on Early Extinguishment of Debt.  We recorded a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2017 of approximately $25.4 million, reflecting payment of $12.8 million of tender premiums associated with our repurchase of the Old Notes and $10.5 million of premiums in accordance with the indenture governing the Old Notes to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.0 million of unamortized note premium, unaccreted note discount and unamortized deferred financing costs, related to the Old Notes.

Income Taxes. We recorded income tax expense of $18.3 million for the nine month period ended September 30, 2018 compared to income tax expense of approximately $8.0 million for the nine month period ended September 30, 2017. Our effective income tax rate was approximately 26.2% for the nine month period ended September 30, 2018 compared to approximately 25.3% for the same nine month period last year, an increase of 0.9%.

We recognized a $5.7 million discrete tax benefit in the nine month period ended September 30, 2017, resulting from a reversal of an unrecognized tax benefit due to expiration of statute of limitations. Our effective income tax rate for the nine month period ended September 30, 2018 was 26.2% compared to 25.3% for the same period last year. This effective income tax decrease was primarily due to the decrease in the federal statutory tax rate from 35% to 21%, resulting from the the Act, enacted in the fourth quarter of 2017. Our accounting for the income tax effects of the Act has been completed.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2018 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the nine month period ended September 30, 2018, the cash provided by our operating activities was $138.0 million. Our reported net income of $51.6 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $215.5 million. These cash flows from operating activities were also positively impacted by a $4.5 million increase in manufacturing flooring plans payable and a $0.2 million decrease in prepaid expenses and other assets. Partially offsetting these positive cash flows were a $56.4 million increase in inventories, a $10.1 million decrease in accounts payable, a $9.0 million decrease in accrued expenses payable and other liabilities and a $6.8 increase in receivables.

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

Cash flow from investing activities. For the nine month period ended September 30, 2018, our cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $486.8 million. The acquisitions of CEC and Rental Inc. totaled $196.0 (net of cash acquired). Purchases of rental and non-rental equipment totaling $377.7 million and proceeds from the sale of rental and non-rental equipment of approximately $86.9 million.

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

Cash flow from financing activities. For the nine month period ended September 30, 2018, cash provided by our financing activities was $188.0 million. Net borrowings under our Credit Facility for the nine month period ended September 30, 2018 were $219.0 million, which was partially offset by dividends paid totaling $29.4 million, or $0.825 per common share. Treasury stock purchases totaled $1.3 million. Payments on capital lease obligations were $0.2 million and payments of deferred financing costs were $0.1 million.

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

At September 30, 2018, we had total borrowings under the Credit Facility of $219.0 million and we could borrow up to $523.3 million and remain in compliance with the debt covenants under the Credit Facility. At October 18, 2018, we had $532.4 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2018 were approximately $374.5 million, including $23.9 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2018 were $27.0 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of October 18, 2018, we had $532.4 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

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

Quarterly Dividend

On August 8, 2018, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on September 7, 2018, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.50% to 1.00%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.50% to 2.00%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.  At September 30, 2018, we had outstanding borrowings under the Credit Facility totaling $219.0 million. A 1.0% increase in the interest rate on the Credit Facility would result in an increase of approximately $2.2 million in interest expense on an annualized basis. At October 18, 2018, we had borrowings outstanding totaling $209.8 million, with $532.4 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of September 30, 2018 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2018, 37,037 shares of non-vested stock that were issued in 2017 vested at $35.85 per share. Certain holders of those vested shares returned an aggregate of 10,891 shares of common stock to the Company during the quarter ended September 30, 2018 as payment for their respective withholding taxes. This resulted in an addition of 10,891 shares to treasury stock.

On August 1, 2018, 38,583 shares of non-vested stock that were issued in 2016 vested at $35.85 per share. Certain holders of those vested shares returned an aggregate of 11,274 shares of common stock to the Company during the quarter ended September 30, 2018 as payment for their respective withholding taxes. This resulted in an addition of 11,274 shares to treasury stock.

On August 3, 2018, 45,758 shares of non-vested stock that were issued in 2015 vested at $35.78 per share. Certain holders of those vested shares returned an aggregate of 14,764 shares of common stock to the Company during the quarter ended September 30, 2018 as payment for their respective withholding taxes. This resulted in an addition of 14,764 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: October 25, 2018	By:	/s/ John M. Engquist
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: October 25, 2018	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)