Form 10-K
period 2018-12-31
H&E Equipment Services, Inc.
filed 2019-02-21
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,190,402,497 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 14, 2019, there were 35,754,246  shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2018.

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

We have operated, through our predecessor companies, as an integrated equipment services company for approximately 58 years and have built an extensive infrastructure that as of February 14, 2019 includes 96 full-service facilities located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Products and Services

Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2018, consisted of approximately 40,542 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.76 billion and an average age of approximately 34.5 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.

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

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2018, approximately 89.6% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and services business for us.

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

Well-Developed Infrastructure. We have built an infrastructure that as of February 14, 2019 included a network of 96 full-service facilities in 22 states. Our workforce included, as of December 31, 2018, a highly-skilled group of approximately 511 service technicians and an aggregate of 284 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business as well as the ability to quickly capitalize on new opportunities.

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

Strong Customer Relationships. We have a diverse base of approximately 41,600 customers as of December 31, 2018 who we believe value our high level of service, knowledge and expertise. Our customer base includes a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. We believe that our expansive presence and commitment to superior service at all levels of the organization is a key differentiator to many of our competitors. As a result, we spend a significant amount of time and resources to train all key personnel to be responsive and deliver high quality customer service and well-maintained equipment so that we can maintain and grow our customer relationships.

Experienced Management Team. Our senior management team is led by Bradley M. Barber, our Chief Executive Officer, who has over 23 years of industry experience. Our senior and regional managers have approximately 24 years on average of industry experience. Our branch managers have extensive knowledge and industry experience as well.

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

Make Selective Acquisitions. We intend to continue to evaluate and pursue, on an opportunistic basis, acquisitions which meet our selection criteria, including favorable financing terms, with the objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. We are focused on identifying and acquiring rental companies to complement our existing business, broaden our geographic footprint, and increase our density in existing markets. Effective January 1, 2018, we completed the acquisition of Contractors Equipment Center (“CEC”), an equipment rental company serving the greater Denver, Colorado area with three branch locations, for approximately $132.4 million in cash. Effective April 1, 2018, we completed the acquisition of Rental, Inc., an equipment rental company with five branch locations in Alabama and Florida, for approximately $68.6 million in cash. Effective February 1, 2019, we completed the acquisition of We-Rent-Inc., a central Texas based non-residential construction-focused equipment rental company with six branch locations for approximately $100.0 million in cash.

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

History

Through our predecessor companies, we have been in the equipment services business for approximately 58 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

We completed, effective January 1, 2018, the acquisition of Contractors Equipment Center (“CEC”). Prior to the acquisition, CEC was a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations.

We completed, effective April 1, 2018, the acquisition of Rental, Inc., an equipment rental company with five branch locations in Alabama and Florida.

We completed, effective February 1, 2019, the acquisition of We-Rent-Inc., a central Texas based non-residential construction-focused equipment rental company with six branch locations.

Customers

We serve approximately 41,600 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2018, no single customer accounted for more than 1.2% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 6.5% of our total revenues in 2018.

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

Suppliers

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 54% of our new equipment and rental fleet from five manufacturers (Grove/Manitowoc, Genie Industries (Terex), JCB, Komatsu, and Skyjack) during the year ended December 31, 2018. These relationships improve our ability to negotiate equipment acquisition pricing. We are also a leading U.S. distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Doosan/Bobcat and Grove/Manitowoc. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and services that in many cases are covered under the manufacturer’s warranty. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

Employees

As of December 31, 2018, we had approximately 2,369 employees. Of these employees, 936 are salaried personnel and 1,433 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical services and office and administrative support. A collective bargaining agreement relating to two branch locations covers approximately 69 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

Generally, the total number of employees does not significantly fluctuate throughout the year. However, acquisition activity or the opening of new branches may increase the number of our employees or fluctuations in the level of our business activity could require some staffing level adjustments in response to actual or anticipated customer demand.

Available Information

We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports for insiders and any exhibits to and amendments to these reports filed with or furnished to the SEC are available free of charge through our internet website (www.he-equipment.com) as soon as reasonably practicable after filing with the SEC. We use the Investor Relations section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following press releases, SEC filings and public conference calls and webcasts.

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

Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activities, or the economy in general, may lead to a decrease in the demand for equipment or depress rental rates and the sales prices for our equipment. Our business may also be negatively impacted, either temporarily or long-term, by:

•	a reduction in spending levels by customers;
•	unfavorable credit markets affecting end-user access to capital;
•	adverse changes in federal, state and local government infrastructure spending;
•	an increase in the cost of construction materials;
•	adverse weather conditions or natural disasters which may affect a particular region;
•	a prolonged shutdown of the U.S. government;
•	an increase in interest rates; or
•	terrorism or hostilities involving the United States.

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

We have a significant amount of indebtedness outstanding. As of December 31, 2018, we had total outstanding indebtedness of approximately $1.12 billion, consisting of the $950.0 million aggregate amounts outstanding under our senior unsecured notes, $170.7 million outstanding under our senior secured credit facility (the “Credit Facility”) and $0.7 million of capital lease obligations. As of February 14, 2019, we had borrowing availability under the Credit Facility of $483.3 million, net of a $7.7 million outstanding letter of credit.

Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic, industry and competitive conditions;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the Credit Facility or the indenture governing the senior unsecured notes.

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

Additionally, our Credit Facility provides revolving commitments of up to $750.0 million in the aggregate. As of February 14, 2019, we had $483.3 million of availability under the Credit Facility, net of a $7.7 million outstanding letter of credit. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

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

Borrowings under the Credit Facility are at variable rates of interest and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Currently, a portion of our outstanding borrowings under our Credit Facility are borrowed at LIBOR plus an applicable margin and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect our results of operations or financial conditions. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates  or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere, including the potential impact to our Credit Facility. Also, factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our results of operations would be adversely impacted. Such increases in interest rates could have a material adverse effect on our financial conditions and results of operations.

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

An element of our growth strategy is to selectively pursue on an opportunistic basis acquisitions of additional businesses, in particular rental companies that complement our existing business and footprint, such as our recent acquisition of Contractors Equipment Center, LLC (“CEC”) and Rental, LLC (dba “Rental Inc.”) in January 2018 and April 2018, respectively, and We-Rent-It in February 2019. The success of this element of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into our own, including with respect to financial reporting and regulatory matters. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements The Company also regularly reviews other potential strategic transactions, including dispositions.

We may not have sufficient management, financial and other resources to integrate and consolidate any future acquisitions. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses we acquire, including CEC, could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business.  Among other things, these integration risks could include:

•	the loss of key employees;
•	the disruption of operations and business;
•	the retention of the existing clients and the retention or transition of customers and vendors;

•	the integration of corporate cultures and maintenance of employee morale;
•	inability to maintain and increase competitive presence;
•	customer loss and revenue loss;
•	possible inconsistencies in standards, control procedures and policies;
•	unexpected problems with costs, operations, personnel, technology and credit;
•	problems with the assimilation of new operations, sites or personnel, which could divert resources from our regular operations;
•	integration of financial reporting and regulatory reporting functions, including with the Securities & Exchange Commission and pursuant to the Sarbanes-Oxley Act of 2002; and/or
•	potential unknown liabilities.

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

We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2018, we purchased approximately 54% of our rental and sales equipment from five manufacturers (Grove/Manitowoc, Genie Industries (Terex), JCB, Komatsu, and Skyjack). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2018, we sold used equipment from our rental fleet at an average selling price of approximately 152.1% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

When we acquire a business, we record goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. At December 31, 2018, we had goodwill of approximately $105.8 million. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles–Goodwill & Other (“ASC 350”), we test goodwill for impairment on October 1 of each year, and on an interim date if factors or indicators become apparent that would require an interim test.

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

As of December 31, 2018, we have approximately 69 employees in Utah, a significant territory in our geographic footprint, who are covered by a collective bargaining agreement and approximately 2,300 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

We have operations throughout the United States, which exposes us to multiple federal, state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.

Our 96 branch locations, as of February 14, 2019, in the United States are located in 22 different states, which exposes us to a host of different federal, state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.

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

Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.

The Tax Cuts and Jobs Act of 2017 (the “Act”) signed into law on December 22, 2017 resulted in significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate (from 35% to 21%) and limitations on certain corporate deductions and credits, among other changes. We have completed our accounting for all the tax effects of the Act.

However, adverse changes in the underlying profitability and financial outlook of our operations or future changes in tax law could lead to changes in the value of tax assets or liabilities that we currently or in the future may hold, which could materially affect our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 14, 2019, we had a network of 96 full-service facilities in 22 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 96 total facilities, we own 12 of our locations and lease 84 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama (4)		Montana (2)
Birmingham	Leased	Belgrade	Leased
Dothan	Leased	Billings	Leased
Huntsville	Leased	New Mexico (1)
Opelika	Leased	Albuquerque	Leased
Arizona (2)		Nevada (2)
Phoenix (2)	Leased (1) Owned (1)	Las Vegas	Leased
Tucson	Owned	Reno	Leased
Arkansas (2)		North Carolina (5)
Little Rock	Owned	Arden	Leased
Springdale	Owned	Durham	Leased
California (8)		Charlotte	Leased
Bakersfield	Leased	Raleigh	Leased
Benicia	Leased	Winston-Salem	Leased
Fontana	Leased	Oklahoma (2)
La Mirada	Owned	Oklahoma City	Leased
Sacramento	Leased	Tulsa	Leased
San Diego	Leased	South Carolina (3)
San Francisco	Leased	Charleston	Leased
San Jose	Leased	Columbia	Leased
Colorado (6)		Greenville	Leased
Colorado Springs	Leased	Tennessee (3)
Commerce City	Leased	Chattanooga	Leased
Denver	Owned	Memphis	Leased
Erie	Leased	Nashville	Leased
Fort Collins	Leased	Texas (22)
Greeley	Leased	Austin	Leased
Florida (8)		Bastrop	Leased
Fort Myers	Leased	Beaumont	Leased
Ft. Walton Beach	Leased	Bryan	Leased
Jacksonville	Leased	Buda	Leased
Orlando	Leased	Corpus Christi	Leased
Panama City	Leased	Dallas(2)	Leased(1) Owned(1)
Pompano Beach	Leased	Fort Worth	Leased
Tallahassee	Leased	Freeport	Leased
Tampa	Leased	Georgetown	Leased
Georgia (3)		Houston(2)	Leased(2)
Atlanta	Leased	Katy	Leased
Savannah	Leased	Lubbock	Leased
Suwannee	Leased	Mesquite	Leased
Idaho (2)		Midland	Leased
Boise	Leased	Pasadena	Leased
Coeur d’Alene	Leased	Pleasanton	Leased
Louisiana (9)		San Antonio	Leased
Alexandria	Leased	Schertz	Leased
Baton Rouge	Owned	Utah (2)
Belle Chasse	Leased	Salt Lake City	Leased
Kenner	Owned	St. George	Leased
Lafayette	Leased	Virginia (4)
Lake Charles	Leased	Ashland	Owned
New Orleans	Leased	Norfolk	Leased
Shreveport(2)	Leased(2)	Roanoke	Owned
Maryland (2)		Warrenton	Owned
Baltimore	Leased	Washington(2)
Forestville	Leased	Seattle	Leased
Mississippi (1)		Lynwood	Leased
Jackson	Leased

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to over 100 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 349 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

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

Holders

As of December 31, 2018, there were 73 stockholders of record of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

Dividends

During the years ended December 31, 2018 and 2017, the Company paid quarterly cash dividends totaling $1.10 per share in each year, or approximately $39.3 million and $39.2 million, respectively. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc.’s common stock beginning on December 31, 2013 and for each subsequent quarter period end through and including December 31, 2018, with the cumulative returns of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. In our Annual Reports on Form 10-K for the years ended December 31, 2014 and 2015, we included within our peer group, Hertz Global Holdings, which previously owned Herc Holdings Inc., the then parent company of Herc Rentals Inc., Hertz’s equipment rental business. On July 1, 2016, Herc Holdings Inc. was separated from Hertz Global Holdings, Inc. and became an independent, publicly-traded corporation. Accordingly, we have excluded Herc Holdings Inc. and Hertz Global Holdings, Inc. from our industry peer group in the five-year Performance Graph below.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on December 31, 2013. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
H&E Equipment Services, Inc.	$100.00	$96.05	$63.04	$89.83	$164.21	$85.47
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
Peer Group	100.00	122.72	98.08	132.12	195.16	138.99

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

Issuer Purchases of Equity Securities

On October 12, 2018, 2,982 shares of non-vested stock that were issued in 2015 vested at $30.81 per share. The holder of those vested shares returned 876 shares of common stock to the Company during the quarter ended December 31, 2018 as payment for their withholding taxes. This resulted in an addition of 876 shares to treasury stock.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated statement of income data and other financial data for the years ended December 31, 2018, 2017 and 2016 and balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of income data and other financial data for the years ended December 31, 2015 and 2014 and balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands, except per share amounts)
Statement of income data(1):
Revenues(2):
Equipment rentals	$592,193	$479,016	$445,227	$443,024	$404,110
New equipment sales	262,948	203,301	196,688	238,172	328,036
Used equipment sales	125,125	107,329	96,910	118,338	123,173
Parts sales	120,454	114,253	115,989	118,152	120,785
Services revenues	63,488	62,873	64,673	63,954	61,292
Other	74,753	63,247	58,650	58,191	53,016
Total revenues	1,238,961	1,030,019	978,137	1,039,831	1,090,412
Cost of revenues(2):
Rental depreciation	208,453	169,455	162,415	162,089	146,055
Rental expense	89,520	77,706	71,694	71,950	61,916
New equipment sales	232,057	180,702	175,556	212,235	289,526
Used equipment sales	86,052	74,132	66,738	81,338	84,936
Parts sales	88,263	83,135	84,327	86,255	86,496
Services revenues	21,328	21,111	21,839	21,693	21,507
Other	74,754	63,870	59,957	58,539	52,038
Total cost of revenues	800,427	670,111	642,526	694,099	742,474
Gross profit (loss):
Equipment rentals	294,220	231,855	211,118	208,985	196,139
New equipment sales	30,891	22,599	21,132	25,937	38,510
Used equipment sales	39,073	33,197	30,172	37,000	38,237
Parts sales	32,191	31,118	31,662	31,897	34,289
Services revenues	42,160	41,762	42,834	42,261	39,785
Other	(1)	(623)	(1,307)	(348)	978
Total gross profit	438,534	359,908	335,611	345,732	347,938
Selling, general and administrative expenses(3)	278,298	232,784	228,129	220,226	206,480
Merger costs (net of merger breakup fee proceeds)(4)	708	(5,782)	—	—	—
Gain from sales of property and equipment, net	7,118	5,009	3,285	2,737	2,286
Income from operations	166,646	137,915	110,767	128,243	143,744
Other income (expense):
Interest expense(5)	(63,707)	(54,958)	(53,604)	(54,030)	(52,353)
Loss on early extinguishment of debt(6)	—	(25,363)	—	—	—
Other, net	1,724	1,750	1,867	1,463	1,293
Total other expense, net	(61,983)	(78,571)	(51,737)	(52,567)	(51,060)
Income before provision (benefit) for income taxes	104,663	59,344	59,030	75,676	92,684
Income tax provision (benefit)(7)	28,040	(50,314)	21,858	31,371	37,545
Net income	$76,623	$109,658	$37,172	$44,305	$55,139
Net income per common share:
Basic	$2.15	$3.09	$1.05	$1.26	$1.57
Diluted	$2.13	$3.07	$1.05	$1.25	$1.56
Weighted average common shares outstanding:
Basic	35,677	35,516	35,393	35,272	35,159
Diluted	35,903	35,699	35,480	35,343	35,249
Dividends declared per common share outstanding	$1.10	$1.10	$1.10	$1.05	$0.50

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands)
Other financial data:
Depreciation and amortization(8)	$236,366	$193,245	$189,697	$186,457	$166,514
Statement of cash flows:
Net cash provided by operating activities	247,211	226,199	176,979	206,620	158,318
Net cash used in investing activities	(526,240)	(153,075)	(114,410)	(101,759)	(296,643)
Net cash provided by (used in) financing activities	129,828	85,071	(62,045)	(113,563)	136,579

	As of December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands)
Balance sheet data:
Cash	$16,677	$165,878	$7,683	$7,159	$15,861
Rental equipment, net	1,141,498	904,824	893,816	893,393	889,706
Goodwill	105,843	31,197	31,197	31,197	31,197
Deferred financing costs, net(9)	3,000	3,772	1,964	2,777	2,850
Intangible assets, net	28,380	̶̶	̶̶	̶̶	̶̶
Total assets(9)	1,727,181	1,467,717	1,241,611	1,299,511	1,356,990
Total debt(9)	1,116,267	945,574	792,057	814,070	888,918
Stockholders’ equity	256,803	216,793	142,765	142,588	133,367

(1)	See note 18 to the consolidated financial statements discussing segment information.
(2)

As more fully discussed in “Recent Accounting Pronouncements” in note 2 to the consolidated financial statements, we reclassified certain revenues in connection with our adoption of the revenue recognition guidance in FASB revenue recognition guidance Topic 606 (“Topic 606”). The amounts presented herein reflect the adoption of Topic 606 for all periods presented. Revenues as presented in the above statement of income data for the years ended December 31, 2015 and 2014 related to our adoption of Topic 606 are unaudited.

(3)

Stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 totaled $4.2 million, $3.5 million, $3.0 million, $2.7 million and $2.6 million, respectively.

(4)

Pursuant to the terms of our merger agreement with Neff Corporation, we received a $13.2 million breakup fee concurrently with Neff’s termination of the merger agreement. Related merger transaction fees totaled $6.5 million. Estimated merger transaction fees related to our acquisition of CEC totaled $0.8 million, resulting in net proceeds of approximately $5.8 million for the year ended December 31, 2017. Merger costs incurred in 2018 related to the Company’s acquisition activity was approximately $0.7 million.

(5)

Interest expense for the periods presented is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest (comprised of amortization of deferred financing costs and accretion (amortization) of note discount (premium)).

(6)

As more fully discussed in note 9 to the consolidated financial statements, we recorded in 2017 a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2017 of approximately $25.4 million, reflecting payment of $12.8 million of tender premiums associated with our repurchase of the Old Notes (as defined below) and $10.5 million of premiums in accordance with the indenture governing the Old Notes to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.0 million of unamortized deferred financing costs, related to the Old Notes.

(7)

On December 22, 2017, the Act was signed into law and we recorded in the fourth quarter of 2017 a one-time decrease in income tax expense of $66.9 million. The decrease in income tax expense is the result of the re-measurement of our deferred tax assets and liabilities, resulting from the decrease in the corporate statutory federal income tax rate from 35% to 21% under the Act.

(8)	Excludes amortization of deferred financing costs and accretion (amortization) of note discount (premium), which are included in interest expense.
(9)

The line items for Total debt, Total assets, and Deferred financing costs, net, have been retrospectively adjusted for the 2015 and 2014 years to reflect the Company’s adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which we adopted on January 1, 2016. Total debt represents the carrying amounts for the periods presented, under the Credit Facility, senior unsecured notes and capital leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2018, and its results of operations for the year ended December 31, 2018, and should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

As of February 14, 2019, we operated 96 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 58 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the business combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

Effective January 1, 2018, we completed the acquisition of Contractors Equipment Center, a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations. Effective April 1, 2018, we completed the acquisition of Rental, Inc., a privately-held equipment rental and distribution company with five branch locations in Alabama and Florida. Effective February 1, 2019, we completed the acquisition of We-Rent-It, a privately-held equipment rental company with six branch locations in Central Texas.

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

Our non-segmented revenues and costs for the periods presented in the Annual Report on Form 10-K relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments.

You can read more about our business segments in note 18 of the consolidated financial statements in this Annual Report on Form 10-K.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year ended December 31, 2018, approximately 47.8% of our total revenues were attributable to equipment rentals, 21.3% of our total revenues were attributable to new equipment sales, 10.1% were attributable to used equipment sales, 9.7% were attributable to parts sales, 5.1% were attributable to our services revenues and 6.0% were attributable to non-segmented other revenues.

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2018 by business segment (see note 18 to our consolidated financial statements for further information regarding our business segments):

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

Our non-segmented other revenues for the periods presented in this Annual Report on Form 10-K relate to equipment support activities that we provide, such as transportation, hauling, parts freight and damage waivers, and are not generally allocated to reportable segments.

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2018, our total cost of revenues was approximately $800.4 million. Our operating expenses consist principally of selling, general and administrative expenses. For the year ended December 31, 2018, our selling, general and administrative expenses were $278.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Our non-segmented other expenses for the periods presented in this Annual Report on Form 10-K include costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other items, drivers’ wages, fuel costs, shipping costs, and our costs related to damage waiver policies.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2018 was $1.14 billion, or approximately 66.1% of our total assets. Our rental fleet as of December 31, 2018 consisted of 40,542 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under any operating leases) of approximately $1.76 billion. As of December 31, 2018, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	27,153	67.0%	$1,155.7	65.5%	37.8
Cranes	252	0.6%	92.7	5.2%	58.2
Earthmoving	4,339	10.7%	366.1	20.8%	25.6
Industrial Lift Trucks	1,245	3.1%	38.4	2.2%	27.7
Other	7,553	18.6%	110.6	6.3%	28.3
Total	40,542	100.0%	$1,763.5	100.0%	34.5

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

The original acquisition cost of our gross rental fleet increased by approximately $361.0 million, or 25.7%, for the year ended December 31, 2018, largely reflective of the CEC and Rental Inc. acquired fleets, combined with increase in 2018 rental capital expenditures to meet customer demand. The average age of our rental fleet equipment decreased by approximately 0.1 months for the year ended December 31, 2018.

Our average rental rates for the year ended December 31, 2018 were approximately 2.1% higher than the year ended December 31, 2017 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the year ended December 31, 2018 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

•

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. However, the decline in oil and natural gas prices and the related downturn in oil industry activities during fiscal years 2014, 2015 and 2016 resulted in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Although oil prices have subsequently stabilized and improved in 2017 and into 2018, prices decreased significantly at the end of 2018 into early 2019 and we believe the uncertainty regarding future oil prices continues to impact customer capital expenditure decisions.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 47 of this Annual Report on Form 10-K.

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

Revenue Recognition. Upon our adoption of Topic 606 on January 1, 2018, we recognize revenue in accordance with two applicable accounting standards: 1) Topic 606 and 2) Topic 840 (which addresses lease accounting). Topic 606 superseded Topic 605 and other legacy industry-specific revenue recognition guidance.

Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

The accounting for the types of revenues accounted for pursuant to Topic 606 is discussed below. Substantially all of our revenues under Topic 606 are recognized at a point-in-time rather than over time.

Rental revenues: An insignificant portion of our total equipment rental revenues are recognized pursuant to Topic 606 rather than pursuant to Topic 840. These revenues represent services performed by us in connection with the rental of equipment and are comprised of customer training fees on rented equipment and erection and dismantling services on rental equipment. Revenues for these services are recognized upon completion of such services. See discussion below regarding rental revenues recognized pursuant to Topic 840.

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

Other revenues: Other revenues relate primarily to hauling fees for transporting rental equipment and equipment sold to and from the customer and ancillary charges associated with equipment maintenance and repair services. Such revenues are recognized at the time the services are performed.

Pursuant to Topic 840, we accounted, for the periods presented in this Annual Report on Form 10-K, for equipment rental agreements as operating leases and recognized revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because rental contracts can extend across multiple reporting periods, we record unbilled rental revenues and deferred rental revenues at the end of reporting periods so rental revenues earned is appropriately stated for the periods presented.  We recognize revenue for certain ancillary fees we charge customers: to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Revenues from these ancillary fees are recognized in the period earned. Under Topic 840, we present these ancillary fees we charge to customers in other revenues. Effective January 1, 2019, Topic 842 became effective, replacing Topic 840. See also the “Recent Accounting Pronouncements” discussion in note 2 to these consolidated financial statements for further information related to our adoption of Topic 606 on January 1, 2018 and Topic 842, which became effective on January 1, 2019.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2018, 2017 and 2016 were approximately 0.2%, 0.4% and 0.3%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. See also “Recent Accounting Pronouncements” in note 2 to our consolidated financial statements regarding pending a pending accounting pronouncement related to estimating credit losses.

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

The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2018 was approximately $208.5 million. For the year ended December 31, 2018, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or Aerial Work Platforms	Cranes	Earth- moving	Industrial Lift Trucks	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2018
Depreciation expense for the year ended December 31, 2018	$108.7	$10.1	$64.4	$5.5	$19.8	$208.5
Increase of 2 years in useful life	88.7	7.9	34.8	3.9	18.6	153.9
Decrease of 2 years in useful life	133.1	11.9	81.0	7.1	19.8	252.9

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $27.3 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $22.2 million.

Another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is highly subjective and subject to change in the future based upon actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $3.2 million.

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

With the exception of goodwill, long-lived fixed assets generally represent the largest component of our acquisitions. Typically, the long-lived fixed assets that we acquire are primarily comprised of rental fleet equipment. Historically, virtually all of the rental equipment that we have acquired through business combinations have been classified as “To be Used,” rather than as “To be Sold.” Equipment that we acquire and classify as “To be Used” is recorded at fair value. Any significant inventories of new and used equipment acquired in the transaction are valued at fair value, which should approximate a market participant’s estimated selling price adjusted for (1) costs in the selling effort and (2) a reasonable profit allowance.

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

Goodwill. We have made acquisitions in the past that resulted in the recognition of goodwill. Pursuant to ASC 350, goodwill is the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. We evaluate goodwill for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability.

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

As of December 31, 2018, our goodwill was comprised of the following carrying values for our six reporting units (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2018
Equipment Rentals Component 1	$34,297
Equipment Rentals Component 2	$42,536
New Equipment Sales	10,434
Used Equipment Sales	8,461
Parts Sales	8,910
Services Revenues	1,205
Total Goodwill	$105,843

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

During 2017 and 2018, we performed, as of October 1 of each respective year, a qualitative assessment and determined that it is more likely than not that the fair value of each of our reporting units is not less than its carrying value and, therefore, did not perform the prescribed two-step goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment. Based upon improving macroeconomic conditions, positive trends within our industry and market and continuing positive operating results in comparison to prior periods and our internal forecasts, as well as consideration of the cushion between the reporting unit’s fair value and carrying value from our prior quantitative analysis, we determined that it is more likely than not that the fair value of our reporting units exceeds their respective carrying values at the October 1, 2017 and 2018 valuation dates and there was no goodwill impairment at October 1, 2017 or 2018.

If the two-step goodwill test must be performed, we determine whether the fair value of our goodwill reporting units is greater than their carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. However, if the fair value of a reporting unit is less than its carrying value, then the second step of the impairment test is performed to determine the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss for the excess amount. See also the “Recent Accounting Pronouncements” discussion in note 2 to these consolidated financial statements for new pending accounting guidance, which removes Step 2 of the goodwill impairment test.

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

Our U.S. federal tax returns for 2015 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2013 and subsequent years.

On December 22, 2017, the Act was signed into law. Included in the Act is a reduction in the corporate statutory tax rate from 35% to 21%, effective for us as of January 1, 2018. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature).  We have completed our accounting for all the tax effects of the enactment of the Act.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the years ended December 31, 2018, 2017 and 2016. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues.

	For the Year Ended December 31,
	2018	2017	Total Dollar Change Increase	Percentage Change Increase
	(in thousands, except percentages)
Segment revenues:
Equipment rentals	$592,193	$479,016	$113,177	23.6%
New equipment sales	262,948	203,301	59,647	29.3%
Used equipment sales	125,125	107,329	17,796	16.6%
Parts sales	120,454	114,253	6,201	5.4%
Services revenues	63,488	62,873	615	1.0%
Non-Segmented other revenues	74,753	63,247	11,506	18.2%
Total revenues	$1,238,961	$1,030,019	$208,942	20.3%

Total Revenues. Our total revenues were $1.24 billion for the year ended December 31, 2018 compared to $1.03 billion for the year ended December 31, 2017, an increase of $208.9 million, or 20.3%. Revenues increased for all of our reportable segments and non-segmented other revenues and are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2018 increased $113.2 million, or 23.6%, to $592.2 million from $479.0 million in 2017. The increase in equipment rental revenues was largely due to increased demand and the equipment rental revenues from our CEC and Rental Inc. locations.

Rental revenues from aerial work platform equipment increased $66.7 million and earthmoving equipment rental revenues increased $24.3 million, while rental revenues from other equipment and lift trucks increased $8.5 million and $3.0 million, respectively. Partially offsetting these increases in equipment rental revenues was a $1.1 million decrease in crane rental revenues. The product line equipment rental revenue fluctuations above do not include the impact of legacy CEC and Rental Inc. equipment rental revenues by product line for the three month periods ended March 31, 2018 and June 30, 2018, respectively.

Our average rental rates for the year ended December 31, 2018 increased 2.1% compared to the year ended December 31, 2017. Our average rental rates for the year ended December 31, 2018 do not include rental rate data for legacy CEC and Rental Inc. for the three month periods ended March 31, 2018 and June 30, 2018, respectively.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2018 increased 0.9% to 35.8% from 34.9% in 2017. The increase in comparative rental equipment dollar utilization was primarily the result of the increase in equipment rental rates, combined with the mix of equipment rented, which was partially offset by a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 71.6% for the year ended December 31, 2018 compared to 72.1% in the year ended December 31, 2017, a decrease of 0.5%.

New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2018 increased $59.6 million, or 29.3%, to $262.9 million from $203.3 million in 2017. This increase, as noted below, was driven primarily by increased sales of new cranes and aerial work platform equipment, combined with the new equipment sales revenues from our Rental Inc. locations.

Sales of new cranes increased $44.3 million, resulting from improved crane demand. Sales of new aerial work platform equipment increased $13.8 million. Sales of new lift trucks and new earthmoving equipment increased $1.4 million and $1.0 million, respectively. Partially offsetting these increases in new equipment sales was a $3.3 million decrease in new other equipment sales. The product line new equipment sales revenue fluctuations above do not include the impact of legacy CEC and Rental Inc. new equipment sales revenues by product line for the three month periods ended March 31, 2018 and June 30, 2018, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $17.8 million, or 16.6%, to $125.1 million for the year ended December 31, 2018, from $107.3 million for the same period in 2017.

Sales of used aerial work platform equipment increased $24.8 million while sales of used other equipment and used cranes increased $2.4 million and $1.5 million, respectively. Partially offsetting these increases in used equipment sales were a $9.6 million decrease in used earthmoving equipment sales and a $1.8 million decrease in used lift truck sales. The product line used equipment sales revenue fluctuations above do not include the impact of legacy CEC and Rental Inc. used equipment sales revenues by product line for the three month period ended March 31, 2018 and June 30, 2018, respectively.

Parts Sales Revenues. Our parts sales revenues increased $6.2 million, or 5.4%, to $120.5 million for the year ended December 31, 2018 from $114.3 million for the same period in 2017. The increase in parts sales was largely attributable to increases in crane parts sales, aerial work platform equipment parts sales and earthmoving equipment parts sales, combined with parts sales revenues from our CEC and Rental Inc. locations.

Services Revenues. Our services revenues for the year ended December 31, 2018 increased $0.6 million, or 1.0%, to $63.5 million from $62.9 million in the same period last year. The increase in services revenues was primarily due to services revenues from our CEC and Rental Inc. locations.

Non-Segmented Other Revenues. For the year ended December 31, 2018, our other revenues were $74.8 million, an increase of approximately $11.5 million, or 18.2%, from $63.2 million in 2017. This increase was primarily driven by higher hauling revenues and damage waiver income associated with our equipment rental activities, combined with non-segmented other revenues from our CEC and Rental Inc. locations.

Gross Profit.

	For the Year Ended December 31,
	2018	2017	Total Dollar Change Increase	Total Percentage Change Increase
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$294,220	$231,855	$62,365	26.9%
New equipment sales	30,891	22,599	8,292	36.7%
Used equipment sales	39,073	33,197	5,876	17.7%
Parts sales	32,191	31,118	1,073	3.4%
Services revenues	42,160	41,762	398	1.0%
Non-Segmented revenues	(1)	(623)	622	99.8%
Total gross profit	$438,534	$359,908	$78,626	21.8%

Total Gross Profit. Our total gross profit was $438.5 million for the year ended December 31, 2018 compared to $359.9 million for the year ended December 31, 2017, an increase of $78.6 million, or 21.8%. Total gross profit margin for the year ended December 31, 2018 was approximately 35.4%, an increase of 0.5% from the 34.9% gross profit margin for the same period in 2017. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2018 increased $62.4 million, or 26.9%, to approximately $294.2 million from $231.9 million in 2017.

The increase in equipment rentals gross profit was the result of a $113.2 million increase in equipment rental revenues for the year ended December 31, 2018 compared to last year, which was partially offset by a $38.9 million increase in rental equipment depreciation expense and an $11.9 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2018 compared to 2017.

Gross profit margin on equipment rentals for the year ended December 31, 2018 was approximately 49.7% compared to 48.4% in 2017, an increase of 1.3%. As a percentage of equipment rental revenues, rental expenses were 15.1% for the year ended December 31, 2018 compared to 16.2% for the same period last year, a decrease of 1.1%, resulting primarily from the increase in equipment rental revenues. Depreciation expense was 35.2% of equipment rental revenues for the year ended December 31, 2018 compared to 35.4% for the same period in 2017, a decrease of 0.2%, primarily as a result of the increase in equipment rental revenues, which was partially offset by the increase in depreciation expense resulting from the purchase accounting fair value step up adjustments on the CEC and Rental Inc. acquired rental fleets, and the mix of our equipment rental fleet.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2018 increased $8.3 million, or 36.7%, to $30.9 million compared to $22.6 million in 2017 on an increase in total new equipment sales of $59.6 million. Gross profit margin on new equipment sales for the year ended December 31, 2017 was approximately 11.7%, an increase of 0.6% from 11.1% in 2017, as a result of higher new crane and aerial work platform sales gross margins and the mix of new equipment sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2018 increased approximately $5.9 million, or 17.7%, to $39.1 million from $33.2 million in 2017 on a used equipment sales increase of $17.8 million. Gross profit margin on used equipment sales for the year ended December 31, 2018 was 31.2%, up 0.3% from 30.9% for the year ended December 31, 2017, primarily as a result of the mix of used equipment sold and higher used equipment margins on used aerial work platform equipment sales. These improved gross margins were partially offset by lower margins on sales of CEC and Rental Inc. used equipment, reflecting the purchase accounting fair value step up basis adjustment applied to the acquired used equipment inventory and rental equipment.

Our used equipment sales from the rental fleet, which comprised approximately 89.6% and 89.7% of our used equipment sales for the years ended December 31, 2018 and 2017, respectively, were approximately 152.1% and 149.6% of net book value for the years ended December 31, 2018 and 2017, respectively.

Parts Sales Gross Profit. For the year ended December 31, 2018, our parts sales revenue gross profit increased $1.1 million, or 3.4%, to $32.2 million from $31.1 million for the same period in 2017 on a $6.2 million increase in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2018 was 26.7%, a decrease of 0.5% from 27.2% in the same period in 2017, as a result of the mix of parts sold.

Services Revenues Gross Profit. For the year ended December 31, 2018, our services revenues gross profit increased $0.4 million, or 1.0%, to $42.2 million from $41.8 million for the same period in 2017 on a $0.6 million increase in services revenues. Gross profit margin on services revenues for each of the years ended December 31, 2018 and 2017 was 66.4%.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross loss was approximately $1 thousand for the year ended December 31, 2018 compared to a gross loss of $0.6 million for the same period last year, a decrease of $0.6 million. Gross margin for the year ended December 31, 2018 was 0.0% compared to a gross margin of (1.0)% in 2017, an improvement of 1.0%, primarily reflective of improved gross margins on hauling and transportation related charges in the current period and improved gross margin on damage waiver income.

Selling, General and Administrative Expenses. SG&A expenses increased $45.5 million, or approximately 19.6%, to $278.3 million for the year ended December 31, 2018 compared to $232.8 million for the year ended December 31, 2017.

The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit and other employee expenses increased $30.8 million, primarily as a result of our CEC and Rental Inc. acquisitions, a larger workforce and higher incentive compensation related to improved profitability. Legal and professional fees increased $3.6 million. Supply costs increased $2.0 million. Utilities costs increased $1.7 million and other facility-related expenses increased $1.8 million. Promotional expenses increased $1.1 million. Liability insurance costs increased $0.9 million. Additionally, our results for the year ended December 31, 2018 also includes $3.3 million of amortization expense associated with the recognition of intangible assets resulting from the CEC and Rental Inc. purchase price allocations.

Approximately $4.0 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2017 (but excluding for this purpose branches acquired as a result of our CEC and Rental Inc. acquisitions) with less than a full year of comparable operations in either or both of the years ended December 31, 2018 and 2017.

As a percentage of total revenues, SG&A expenses were 22.5% for the year ended December 31, 2018 compared to 22.6% for the year ended December 31, 2017, a decrease of 0.1%.

Merger Costs (net of Merger Breakup Fee Proceeds).  Pursuant to the terms of our terminated 2017 merger agreement with Neff Corporation (“Neff”), we received a $13.2 million breakup fee concurrently with Neff’s termination of the merger agreement in the third quarter of 2017. Related estimated merger transaction fees related to Neff and other acquisition-related activity for the year ended December 31, 2017 totaled $6.7 million, resulting in estimated net proceeds of $5.8 million for the year ended December 31, 2017.

Merger costs incurred in the year ended December 31, 2018 were approximately $0.7 million.

Gain on Sales of Property and Equipment, Net. During the year ended December 31, 2018, we sold a parcel of company-owned land and realized a gain of approximately $3.7 million, resulting in total net gains on sales of property and equipment of $7.1 million for the period, compared to $5.0 million for the year ended December 31, 2017, an increase of $2.1 million.

Other Income (Expense). For the year ended December 31, 2018, our net other expenses decreased approximately $16.6 million to $62.0 million compared to $78.6 million for the same period in 2017. Included in Other Income (Expense) for the year ended December 31, 2017 is a $25.4 million loss on the early extinguishment of debt (see “Loss on Early Extinguishment of Debt” below).

Interest expense increased approximately $8.7 million to $63.7 million for the year ended December 31, 2018 compared to $55.0 million for the year ended December 31, 2017. The increase in interest expense was due to additional interest costs of $7.2 million associated with the upsize of our $950 million 5.625% senior unsecured notes that were issued in the third and fourth quarters of 2017 compared to our $630 million 7% senior unsecured notes, which were retired in the third quarter of 2017. Interest costs related to the Credit Facility increased $1.3 million for the year ended December 31, 2018 compared to the same period last year.

Loss on Early Extinguishment of Debt.  We recorded a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2017 of approximately $25.4 million, reflecting payment of $12.8 million of tender premiums associated with our repurchase of the Old Notes and $10.5 million of premiums in accordance with the indenture governing the Old Notes to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.0 million of unamortized note premium, unaccreted note discount and unamortized deferred financing costs, related to the Old Notes

Income Taxes. We recorded income tax expense of $28.0 million for the year ended December 31, 2018 compared to an income tax benefit of approximately $50.3 million for the year ended December 31, 2017. Our effective income tax rate for the year ended December 31, 2018 was 26.8%.

The 2017 income tax benefit for the year ended December 31, 2017 was the result of the Act being signed into law on December 22, 2017. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. With respect to U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e. upon presidential signature). Therefore, we recorded in the fourth quarter of 2017 a one-time decrease in income tax expense of $66.9 million from the re-measurement of our deferred tax assets and liabilities resulting from the decrease in the corporate federal income tax rate from 35% to 21% under the Act. Our accounting for the income tax effects of the Act has been completed.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at December 31, 2018 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations. For the year ended December 31, 2018, we decreased our valuation allowance by $0.1 million for certain state net operating losses that were utilized.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues.

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2017	2016	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment revenues:
Equipment rentals	$479,016	$445,227	$33,789	7.6%
New equipment sales	203,301	196,688	6,613	3.4%
Used equipment sales	107,329	96,910	10,419	10.8%
Parts sales	114,253	115,989	(1,736)	(1.5)%
Services revenues	62,873	64,673	(1,800)	(2.8)%
Non-Segmented other revenues	63,247	58,650	4,597	7.8%
Total revenues	$1,030,019	$978,137	$51,882	5.3%

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

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2017 increased 0.9% to 34.9% from 34.0% in 2016. The increase in comparative rental equipment dollar utilization was the result of an increase in rental equipment time utilization, combined with a 0.2% increase in average rental rates. Rental equipment time utilization as a percentage of original equipment cost was 72.1% for the year ended December 31, 2017 compared to approximately 69.7% for the year ended December 31, 2016, an increase of 2.4%. The increase in equipment rental time utilization based on original equipment cost is largely reflective of increased demand in 2017 for rental equipment, especially aerial work platform equipment.

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

Services Revenues. Our services revenues for the year ended December 31, 2017 decreased $1.8 million, or 2.8%, to $62.9 million from $64.7 million in the same period in 2016. The decrease in services revenues was due to lower crane services revenues and lower other equipment services revenues.

Non-Segmented Other Revenues. For the year ended December 31, 2017, our other revenues were $70.1 million, an increase of approximately $4.6 million, or 7.1%, from $65.5 million in 2016. The increase was primarily due to an increase in hauling revenues, fuel charges and damage waiver income associated with the increase in our equipment rental activity.

Gross Profit.

	For the Year Ended			Total
	December 31,		Total Dollar	Percentage
	2017	2016	Change Increase (Decrease)	Change Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals	$231,855	$211,118	$20,737	9.8%
New equipment sales	22,599	21,132	1,467	6.9%
Used equipment sales	33,197	30,172	3,025	10.0%
Parts sales	31,118	31,662	(544)	(1.7)%
Services revenues	41,762	42,834	(1,072)	(2.5)%
Non-Segmented revenues	(623)	(1,307)	684	(52.3)%
Total gross profit	$359,908	$335,611	$24,297	7.2%

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

Equipment Rentals Gross Profit. Our gross profit from equipment rentals for the year ended December 31, 2017 increased $20.7 million, or 9.8%, to approximately $231.9 million from $211.1 million in 2016. The increase in equipment rentals gross profit was the result of a $33.8 million increase in rental revenues for the year ended December 31, 2017, which was partially offset by a $7.l million increase in equipment rental depreciation expense and a $6.0 million increase in rental expenses. The increase in rental expenses is primarily due to higher repair costs and increased property taxes resulting from a larger rental fleet size. The increase in rental equipment depreciation expense is largely due also to a larger rental fleet size. Gross profit margin on equipment rentals for the year ended December 31, 2017 was approximately 48.4% compared to 47.4% for the same period in 2016, an increase of 1.0%. Depreciation expense was 35.4% of equipment rental revenues for the year ended December 31, 2017 compared to 36.5% for the same period in 2016, a decrease of 1.1%. As a percentage of equipment rental revenues, rental expenses were 16.2% for the year ended December 31, 2017 compared to approximately 16.1% for the same period in 2016, an increase of 0.1%.

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

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2017 increased $3.0 million, or 10.0%, to $33.2 million from $30.2 million in the same period in 2016 on an increase in used equipment sales of $10.4 million. Gross profit margin on used equipment sales for the year ended December 31, 2017 was 30.9%, down 0.2% from 31.1% for the same period in 2016, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised approximately 89.7% and 87.1% of our used equipment sales for the years ended December 31, 2017 and 2016, respectively, were approximately 149.6% and 152.4% of net book value for the years ended December 31, 2017 and 2016, respectively.

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

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues gross profit increased approximately $0.6 million to $0.8 million for the year ended December 31, 2017 from $0.2 million for the same period in 2016 on a $4.6 million increase in non-segmented other revenues. Gross margin for the year ended December 31, 2017 was 1.2% compared to a gross margin of 0.3% in the same period 2016, an increase of 0.9%, primarily reflective of improved margins on hauling revenues compared to last year.

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

Branches opened since January 1, 2016 with less than twelve full months of comparable operations in 2016 and 2017 contributed $3.6 million to the increase in our SG&A for the year ended December 31, 2017 compared to the same period in 2016.

As a percentage of total revenues, SG&A expenses were 22.6% for the year ended December 31, 2017, a decrease of 0.7% from 23.3% for the same period in 2016, primarily as a result of the increase in 2017 total revenues.

Other Income (Expense). For the year ended December 31, 2017, our net other expenses increased $26.8 million to $78.6 million, compared to $51.7 million in 2016. Included in Other Income (Expense) for the year ended December 31, 2017 is a $25.4 million loss on the early extinguishment of debt (see discussion immediately below regarding the issuance of the New Notes).  Interest expense was $55.0 million for the year ended December 31, 2017 compared to $53.6 million for the year ended December 31, 2016, an increase of $1.4 million. The increase in interest expense is primarily related to the timing of the issuance of the New Notes in relation to the redemption of the Old Notes. Our New Notes were issued on August 24, 2017, while approximately $300.3 million of the Old Notes remained outstanding until the September 25, 2017 redemption date. Miscellaneous other income was $1.8 million for the year ended December 31, 2017 compared to $1.9 million in 2016, a decrease of $0.1 million.

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

Merger Costs (net of Merger Breakup Fee Proceeds).  Pursuant to the terms of our terminated merger agreement with Neff, in August 2017 we received a $13.2 million breakup fee concurrently with Neff’s termination of the merger agreement. Merger fees related to the proposed Neff merger totaled $6.5 million and estimated merger fees for the year ended December 31, 2017 associated with our acquisition of CEC in January 2018 totaled $0.8 million, resulting in net breakup fees of approximately $5.8 million for the year ended December 31, 2017.

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

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2018, the cash provided by our operating activities was $247.2 million. Our reported net income of $76.6 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $302.9 million. These cash flows from operating activities were also positively impacted by a $7.0 increase in accounts payable and a $2.8 million increase in accrued expenses and other liabilities. Additionally, manufacturing flooring plans payable and deferred compensation increased $1.7 million and $0.1 million, respectfully. Partially offsetting these positive cash flows were a $48.2 million increase in inventories and a $17.8 million increase in receivables. Also, prepaid expenses and other assets increased $1.0 million and dividends payable increased $0.2 million.

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

Cash Flow from Investing Activities. For the year ended December 31, 2018, our cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $526.2 million. The acquisitions of CEC and Rental Inc. totaled approximately $196.0 million (net of cash acquired)and purchases of rental and non-rental equipment totaled approximately $451.6 million, which were partially offset by proceeds from the sale of rental and non-rental equipment of approximately $121.3 million.

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

Cash Flow from Financing Activities. For the year ended December 31, 2018, cash provided by our financing activities was $129.8 million. Net borrowings under our Credit Facility for the year ended December 31, 2018 were $170.8 million, which was partially offset by dividends paid totaling $39.3 million, or $1.10 per common share, treasury stock purchases totaling approximately $1.4 million, payments on capital lease obligations of $0.2 million and payments of deferred financing costs of $0.1 million.

For the year ended December 31, 2017, the cash provided by our financing activities was approximately $85.1 million. Dividends totaling approximately $39.2 million, or $1.10 per common share, were paid during the year ended December 31, 2017. Net payments under the Credit Facility were $162.6 million. Payments on capital lease obligations were $0.2 million. Purchases of treasury stock were $0.8 million. In connection with the redemption of our Old Notes, we paid $653.3 million, representing aggregate principal payments of $630.0 million and tender and redemption premiums totaling approximately $23.3 million. In connection with the issuance of our New Notes and Add-on Notes, we received net proceeds of $958.5 million. Deferred financing costs paid in connection with the New Notes and Add-on Notes as well as the Credit Facility totaled $17.3 million.

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2018, we were in compliance with these covenants.

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

Pursuant to registration rights agreements entered into among us, the guarantors of the New Notes and the Add-On Notes, respectively, and the initial purchasers of the New Notes and the Add-On Notes, respectively, we agreed to make offers to exchange (collectively, the “Exchange Offer”) the New Notes and Add-On Notes and the respective guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New Notes and the Add-On Notes, respectively (except that the exchange notes do not contain any transfer restrictions) within a certain period of time following the completion of the respective note offerings. We completed the Exchange Offer for the New Notes and the Add-On Notes in March 2018.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC (as successor to General Electric Company, successor-by-merger to General Electric Capital Corporation Capital Corporation) as Agent, and the lenders named therein.

On December 22, 2017, we amended, extended and restated the Credit Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), LLC, the other credit parties named therein, the lenders named therein, Wells Fargo Capital Finance, LLC, as administrative agent, the other credit parties named therein, the lenders named therein, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent named therein.

The Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the credit facility from May 21, 2019 to December 22, 2022, (ii) increased the commitments under the senior secured asset based revolver provided for therein from $602.5 million to $750 million, (iii) increased the uncommitted incremental revolving capacity from $150 million to $250 million, (iv) provided that the unused line fee margin will be either 0.375% or 0.25%, depending on the Average Revolver Usage (as defined in the Amended and Restated Credit Agreement) of the borrowers, (v) lowered the interest rate (a) in the case of base rate revolving loans, to the base rate plus an applicable margin of 0.50% to 1.00% depending on the Average Availability (as defined in the Amended and Restated Credit Agreement) and (b) in the case of LIBOR revolving loans, to LIBOR (as defined in the Amended and Restated Credit Agreement) plus an applicable margin of 1.50% to 2.00%, depending on the Average Availability, (vi) lowered the margin applicable to the letter of credit fee to between 1.50% and 2.00%, depending on the Average Availability, and (vii) permitted, subject to certain conditions, an unlimited amount of Permitted Acquisitions, Restricted Payments and prepayments of Indebtedness (in each case, as defined in the Amended and Restated Credit Agreement).

On February 1, 2019, we further amended and extended the Amended and Restated Credit Agreement with the First Amendment to the Fifth Amended and Restated Credit Agreement (the “First Amendment”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), LLC, the other credit parties named therein, the lenders named therein, Wells Fargo Capital Finance, LLC, as administrative agent, the other credit parties named therein, the lenders named therein, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent named therein.

The First Amendment, among other things, (i) extends the maturity date of the credit facility from December 22, 2022 to February 1, 2024, and (ii) lowers the interest rate in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability and (iii) lowers the interest rate in the case of Base Rate loans, to the Base Rate (as defined in the Amended and Restated Credit Agreement) plus an applicable margin of 0.25% to 0.75%, depending on the Average Availability.

The Amended and Restated Credit Agreement continues to provide for, among other things, a $30 million letter of credit sub-facility, and a guaranty by certain of the Company’s subsidiaries of the obligations under the Credit Facility. In addition, the Credit Facility remains secured by substantially all of the assets of the Company and certain of its subsidiaries.

At December 31, 2018, we had total borrowings under the Credit Facility of $170.8 million and we could borrow up to $571.5 million and remain in compliance with the debt covenants under the Company’s credit facility. At February 14, 2019, we had $483.3 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under facility operating leases and manufacturer flooring plans payable, fund acquisitions and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2018 were approximately $440.9 million, including $24.3 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2018 were $35.0 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of February 14, 2019, we had $483.3 million of available borrowings under the Credit Facility, net of a $7.7 million outstanding letter of credit.

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

Quarterly Dividend

On each of February 16, 2018, May 16, 2018, August 8, 2018 and November 7, 2018, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which were paid on March 9, 2018, June 15 2018, September 7, 2018 and December 7, 2018, respectively, totaling approximately $39.3 million. On February 8, 2019, the Company announced a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on February 20, 2019, which is to be paid on March 8, 2019.

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

Contractual and Commercial Commitments

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2018.

	Payments Due by Year
	Total	2018	2019-2020	2021-2022	Thereafter
	(Amounts in thousands)
Senior unsecured notes payable	$950,000	$—	$—	$—	$950,000
Interest payments on senior unsecured notes (1)	378,516	53,438	106,875	106,875	111,328
Credit Facility (2)	170,761	—	—	170,761	—
Interest payments on Credit Facility (1) (2)	37,490	9,431	18,861	9,198	—
Capital lease obligations (including interest) (3)	798	252	504	42	—
Operating leases (4)	188,313	21,775	43,141	36,999	86,398
Other long-term obligations (5)	23,666	12,606	11,060	—	—
Total contractual cash obligations	$1,749,544	$97,502	$180,441	$323,875	$1,147,726

(1)

Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity. Interest on the Credit Facility assumes the interest rate in effect at December 31, 2018 and includes unused commitment fees.

(2)	As described in further detail elsewhere in this Annual Report on Form 10-K, our Credit Facility was amended on February 1, 2019.
(3)	This includes a real estate capital lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the leases.
(4)	This includes total minimum operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year.
(5)	Represents amounts due on manufacturer flooring plans payable, which are used to finance certain purchases of new equipment inventory and rental equipment.

As of December 31, 2018, we had standby letters of credit issued under our Credit Facility totaling $7.7 million that expire in May 2019. The Company expects to renew those letters of credit under similar terms upon their expiration.

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

Effective January 1, 2018, we completed the acquisition of Contractors Equipment Center, a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations. Effective April 1, 2018, we completed the acquisition of Rental, Inc., an equipment rental and distribution company with five branch locations in Alabama and Florida. Effective February 1, 2019, we completed the acquisition of We-Rent-It, an equipment rental company with six branch locations in Central Texas.

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

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon (a) the index rate plus an applicable margin of 0.50% to 1.00%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and (b) LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.

At December 31, 2018, we had outstanding borrowings under the Credit Facility totaling $170.8 million. A 1.0% increase in the interest rate on the Credit Facility would result in an increase of approximately $1.7 million in interest expense on an annualized basis. At February 14, 2019, we had borrowings outstanding totaling $259.0 million, with $483.3 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of December 31, 2018 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule listed in Item 15(a)(2) of this annual report on Form 10-K (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Change in Accounting Principle

As is discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue arising from contracts with customers as of January 1, 2018, due to the adoption of Revenue from Contracts with Customers (Topic 606), using the full retrospective adoption method.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

February 21, 2019

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2018	2017
	(Amounts in thousands, except share amounts)
Assets
Cash	$16,677	$165,878
Receivables, net of allowance for doubtful accounts of $4,094 and $3,774, respectively	201,556	176,081
Inventories, net of reserves for obsolescence of $368 and $947, respectively	104,598	75,004
Prepaid expenses and other assets	10,508	9,172
Rental equipment, net of accumulated depreciation of $582,520 and $495,940, respectively	1,141,498	904,824
Property and equipment, net of accumulated depreciation and amortization of $142,662 and $131,500, respectively	115,121	101,789
Deferred financing costs, net of accumulated amortization of $13,717 and $12,946, respectively	3,000	3,772
Intangible assets, net of accumulated amortization of $3,320 at December 31, 2018	28,380	—
Goodwill	105,843	31,197
Total assets	$1,727,181	$1,467,717
Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$170,761	$—
Accounts payable	101,840	89,781
Manufacturer flooring plans payable	23,666	22,002
Accrued expenses payable and other liabilities	73,371	65,095
Dividends payable	132	150
Senior unsecured notes, net of unaccreted discount of $3,168 and $3,644 and deferred financing costs of $2,052 and $2,268, respectively	944,780	944,088
Capital leases payable	726	1,486
Deferred income taxes	153,113	126,419
Deferred compensation payable	1,989	1,903
Total liabilities	1,470,378	1,250,924
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,748,562 and 39,623,773 shares issued at December 31, 2018 and 2017, respectively, and 35,733,569 and 35,646,585 shares outstanding at December 31, 2018 and 2017, respectively	396	395
Additional paid-in capital	231,174	227,070
Treasury stock at cost, 4,014,993 and 3,977,188 shares of common stock held at December 31, 2018 and 2017, respectively	(63,099)	(61,749)
Retained earnings	88,332	51,077
Total stockholders’ equity	256,803	216,793
Total liabilities and stockholders’ equity	$1,727,181	$1,467,717

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2018	2017	2016
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$592,193	$479,016	$445,227
New equipment sales	262,948	203,301	196,688
Used equipment sales	125,125	107,329	96,910
Parts sales	120,454	114,253	115,989
Services revenues	63,488	62,873	64,673
Other	74,753	63,247	58,650
Total revenues	1,238,961	1,030,019	978,137
Cost of revenues:
Rental depreciation	208,453	169,455	162,415
Rental expense	89,520	77,706	71,694
New equipment sales	232,057	180,702	175,556
Used equipment sales	86,052	74,132	66,738
Parts sales	88,263	83,135	84,327
Services revenues	21,328	21,111	21,839
Other	74,754	63,870	59,957
Total cost of revenues	800,427	670,111	642,526
Gross profit	438,534	359,908	335,611
Selling, general and administrative expenses	278,298	232,784	228,129
Merger costs (net of merger breakup fee proceeds)	708	(5,782)	—
Gain from sales of property and equipment, net	7,118	5,009	3,285
Income from operations	166,646	137,915	110,767
Other income (expense):
Interest expense	(63,707)	(54,958)	(53,604)
Loss on early extinguishment of debt	—	(25,363)	—
Other, net	1,724	1,750	1,867
Total other expense, net	(61,983)	(78,571)	(51,737)
Income before provision (benefit) for income taxes	104,663	59,344	59,030
Provision (benefit) for income taxes	28,040	(50,314)	21,858
Net income	$76,623	$109,658	$37,172
Net income per common share:
Basic	$2.15	$3.09	$1.05
Diluted	$2.13	$3.07	$1.05
Weighted average common shares outstanding:
Basic	35,677	35,516	35,393
Diluted	35,903	35,699	35,480
Dividends declared per common share outstanding	$1.10	$1.10	$1.10

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Amounts in thousands, except share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 31, 2015	39,333,571	$392	$220,879	$(60,405)	$(18,278)	$142,588
Stock-based compensation	—	—	3,037	—	—	3,037
Cash dividends on common stock ($1.10 per share)	—	—	—	—	(39,101)	(39,101)
Tax deficiency associated with stock-based awards	—	—	(372)	—	—	(372)
Issuance of non-vested restricted common stock	163,188	2	—	—	—	2
Repurchases of 37,565 shares of restricted common stock	—	—	—	(561)	—	(561)
Net income	—	—	—	—	37,172	37,172
Balances at December 31, 2016	39,496,759	394	223,544	(60,966)	(20,207)	142,765
Cumulative effect adjustment for previously unrecognized excess tax benefits pursuant to the adoption of ASU 2016-09	—	—	—	—	881	881
Stock-based compensation	—	—	3,526	—	—	3,526
Cash dividends on common stock ($1.10 per share)	—	—	—	—	(39,255)	(39,255)
Issuance of non-vested restricted common stock	127,014	1	—	—	—	1
Repurchases of 37,565 shares of restricted common stock	—	—	—	(783)	—	(783)
Net income	—	—	—	—	109,658	109,658
Balances at December 31, 2017	39,623,773	395	227,070	(61,749)	51,077	216,793
Stock-based compensation	—	—	4,214	—	—	4,214
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,368)	(39,368)
Issuance of non-vested restricted common stock	124,789	1	(110)	—	—	(109)
Repurchases of 37,805 shares of restricted common stock	—	—	—	(1,350)	—	(1,350)
Net income	—	—	—	—	76,623	76,623
Balances at December 31, 2018	39,748,562	$396	$231,174	$(63,099)	$88,332	$256,803

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2018	2017	2016
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$76,623	$109,658	$37,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,593	23,790	27,282
Depreciation of rental equipment	208,453	169,455	162,415
Amortization of intangible assets	3,320	—	—
Amortization of deferred financing costs	1,083	1,046	1,052
Accretion of note discount, net of premium amortization	477	274	168
Provision for losses on accounts receivable	2,741	3,932	3,137
Provision for inventory obsolescence	122	161	127
Change in deferred income taxes	26,695	(50,535)	21,578
Stock-based compensation expense	4,214	3,526	3,037
Loss on early extinguishment of debt	—	25,363	—
Gain from sales of property and equipment, net	(7,118)	(5,009)	(3,285)
Gain from sales of rental equipment, net	(38,352)	(31,882)	(29,003)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(17,761)	(40,012)	4,154
Inventories	(48,230)	(31,771)	4,267
Prepaid expenses and other assets	(965)	(1,659)	2,541
Accounts payable	6,994	50,349	(27,345)
Manufacturer flooring plans payable	1,664	(8,778)	(31,653)
Accrued expenses payable and other liabilities	2,572	8,230	1,667
Deferred compensation payable	86	61	(332)
Net cash provided by operating activities	247,211	226,199	176,979
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(196,027)	—	—
Purchases of property and equipment	(34,960)	(22,515)	(22,895)
Purchases of rental equipment	(416,600)	(234,209)	(179,709)
Proceeds from sales of property and equipment	9,261	7,506	3,805
Proceeds from sales of rental equipment	112,086	96,143	84,389
Net cash used in investing activities	(526,240)	(153,075)	(114,410)
Cash flows from financing activities:
Purchases of treasury stock	(1,350)	(783)	(561)
Borrowings on senior secured credit facility	1,436,849	1,193,544	966,146
Payments on senior secured credit facility	(1,266,088)	(1,356,186)	(988,361)
Principal payments on senior unsecured notes due 2022	—	(630,000)	—
Costs paid to tender and redeem senior unsecured notes due 2022	—	(23,336)	—
Proceeds from issuance of senior unsecured notes due 2025	—	958,500	—
Payments of deferred financing costs	(97)	(17,278)	—
Dividends paid	(39,274)	(39,172)	(39,066)
Payments of capital lease obligations	(212)	(218)	(203)
Net cash provided by (used in) financing activities	129,828	85,071	(62,045)
Net increase (decrease) in cash	(149,201)	158,195	524
Cash, beginning of year	165,878	7,683	7,159
Cash, end of year	$16,677	$165,878	$7,683

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2018	2017	2016
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Accrued acquisition purchase price consideration	$3,432	$—	$—
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$24,341	$10,515	$38,515
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(473)	$(23)	$(386)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$62,424	$49,546	$52,494
Income taxes paid (refunds received), net	$2,366	$478	$177

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Entities may use a full retrospective approach or report on the cumulative effect as of the date of adoption. We adopted this standard effective January 1, 2018 using the full retrospective transition method.

As further discussed below, upon the adoption of Topic 606 on January 1, 2018, we recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840 (which addresses lease accounting). As discussed below in “Pronouncements Not Yet Adopted”, Topic 842 superseded Topic 840 effective January 1, 2019.

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

Nature of goods and services

The tables below summarize our revenues as presented in our consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 by revenue type and by the applicable accounting standard (amounts in thousands).

	Year Ended December 31,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Rental revenues	$ 590,858	$ 1,335	$ 592,193	$ 476,978	$ 2,038	$ 479,016
New equipment sales	─	262,948	262,948	─	203,301	203,301
Used equipment sales	─	125,125	125,125	─	107,329	107,329
Parts sales	─	120,454	120,454	─	114,253	114,253
Service revenues	─	63,488	63,488	─	62,873	62,873
Other	21,693	53,060	74,753	17,791	45,456	63,247
Total revenues	$ 612,551	$ 626,410	$ 1,238,961	$ 494,769	$ 535,250	$ 1,030,019

	Year Ended December 31, 2016
	Topic 840	Topic 606	Total
Rental revenues	$ 443,148	$ 2,079	$ 445,227
New equipment sales	─	196,688	196,688
Used equipment sales	─	96,910	96,910
Parts sales	─	115,989	115,989
Service revenues	─	64,673	64,673
Other	16,199	42,451	58,650
Total revenues	$ 459,347	$ 518,790	$ 978,137

Revenues by reporting segment are presented in note 18 of our condensed consolidated financial statements, using the revenue captions reflected in our consolidated statements of income. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segment in note 18, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

Lease revenues (Topic 840)

Rental Revenues: Owned equipment rentals represent revenues from renting equipment. We account for these rental contracts as operating leases. We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, we record unbilled rental revenues and deferred rental revenues at the end of reporting periods so rental revenues earned is appropriately stated for the periods presented.

Other: Other rental revenues primarily represent services performed by us in connection with the rental of equipment to a customer, such as fuel consumption charges, environmental fees and damage waiver insurance. Fuel consumption charges are recognized upon return of the rental equipment when fuel consumption by the customer, if any, can be measured. Income from environmental fees and damage waiver insurance policies are recognized when earned over the period the equipment is rented.

See discussion below in “Pending Accounting Pronouncements Not Yet Adopted” for the expected impact of adopting Topic 842, which became effective for us on January 1, 2019.

Revenues from contracts with customers (Topic 606)

The accounting for the types of revenues accounted for pursuant to Topic 606 are discussed below. Substantially all of our revenues under Topic 606 are recognized at a point-in-time rather than over time.

Rental revenues: An insignificant portion of our total equipment rental revenues are recognized pursuant to Topic 606 rather than pursuant to Topic 840. These revenues represent services performed by us in connection with the rental of equipment and are comprised of customer training fees on rented equipment and erection and dismantling services on rental equipment. Revenues for these services are recognized upon completion of such services. See discussion above regarding rental revenues recognized pursuant to Topic 840.

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

Other revenues: Other revenues relate primarily to hauling fees for transporting rental equipment and equipment sold to and from the customer and ancillary charges associated with equipment maintenance and repair services. Such revenues are recognized at the time the services are performed.

Receivables and contract assets and liabilities

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 840, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 840.

We believe concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers. Our largest customer accounted for approximately 1.2% of total revenues for the year ended December 31, 2018 and for less than one percent of total revenues for the years ended December 31, 2017 and 2016. No single customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented in this Annual Report on Form 10-K. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2018, 2017 and 2016 were approximately 0.2%, 0.4% and 0.3%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the years ended December 31, 2018, 2017 or 2016 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2018, 2017 and 2016 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018.

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

Inventories

We measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. For new and used equipment inventories, cost is determined by specific-identification. For inventories of parts and supplies, cost is determined by using average cost.

Long-lived Assets and Goodwill

Rental Equipment

The rental equipment we purchase is stated at cost and is depreciated over the estimated useful life of the equipment using the straight-line method. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and industrial lift trucks over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated generally over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment.

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

We capitalize interest on qualified construction projects. Costs associated with internally developed software are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software (“ASC 350-40”), which provides guidance for the treatment of costs associated with computer software development and defines the types of costs to be capitalized and those to be expensed.

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

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), when events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2018, 2017 or 2016.

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

ASC 350 allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the currently prescribed two-step goodwill test must be performed. Otherwise, the two-step goodwill impairment test is not required. Considerable judgment is required by management in using the qualitative approach under ASC 350 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We performed a qualitative assessment as of October 1, 2018 and 2017, and there was no goodwill impairment.

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

The changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2018 and 2017 were as follows (amounts in thousands):

	Eq. Rental Comp. 1	Eq. Rental Comp. 2	New Eq. Sales	Used Eq. Sales	Parts Sales	Services Revenues	Total
Balance at December 31, 2016	$ ─	$ 18,700	$ ─	$ 6,137	$ 6,360	$ ─	$ 31,197
Increases (Decreases)	─	─	─	─	─	─	─
Balance at December 31, 2017	─	18,700	─	6,137	6,360	─	31,197
Increases (1)	34,297	23,836	10,434	2,324	2,550	1,205	74,646
Decreases	─	─	─	─	─	─	─
Balance at December 31, 2018	$ 34,297	$ 42,536	$ 10,434	$ 8,461	$ 8,910	$ 1,205	$105,843
(1) Increases are related to goodwill recognized in the CEC and Rental Inc. 2018 acquisitions. See footnote 3 for further information.

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

We closed one branch during each of the years ended December 31, 2018 and 2017 in markets where long-term prospects did not support continued operations. No branches were closed during 2016. Under ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), exit costs include, but are not limited to, the following: (a) one-time termination benefits; (b) contract termination costs, including costs that will continue to be incurred under operating leases that have no future economic benefit; and (c) other associated costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred, except for one-time termination benefits that are incurred over time. Although we do not expect to incur material charges related to branch closures, additional charges are possible to the extent that actual future settlements differ from our estimates of such costs. Costs incurred for the one closed branch in 2018 and 2017 did not have a material impact on the Company’s consolidated financial statements. As of the date of this Annual Report on Form 10-K, the Company has not identified any other branch facilities with a more than likely probability of closing where the associated costs pursuant to ASC 420 are expected to be material.

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

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2018, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled $4.8 million and our health insurance reserves totaled $1.3 million. At December 31, 2017, our claims reserves related to workers compensation, general liability and automobile liability totaled $4.6 million and our health insurance reserves totaled $1.2 million.

Advertising

Advertising costs are expensed as incurred and totaled $0.5 million, $0.5 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Included in the Act is a reduction in the corporate statutory tax rate from 35% to 21%, effective for us on January 1, 2018. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of US federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature), and we recognized the impact of the Act in our consolidated financial statements for the year ended December 31, 2017.  We have completed our accounting for all the tax effects of the enactment of the Act.

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2018 and 2017 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	December 31, 2018
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.50% (Level 3)	$23,666	$19,870
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 2)	944,780	871,625
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	726	330
Letter of credit (Level 3)	—	116

	December 31, 2017
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 4.50% (Level 3)	$22,002	$18,737
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 3)	944,088	619,019
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	1,486	1,114
Letter of credit (Level 3)	—	116

At December 31, 2018, the fair value of our senior unsecured notes due 2025 was based on quoted bond trading market prices for those notes. At December 31, 2017, the fair value of our senior unsecured notes due 2025 was based on our incremental borrowing rate as these notes were not available (registered) on a bond trading market as of December 31, 2017.

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

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2018, we purchased approximately 54% from five manufacturers (Grove/Manitowoc, Genie Industries (Terex), JCB, Komatsu, and Skyjack) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Income per Share

Income per common share for the years ended December 31, 2018, 2017 and 2016 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of diluted income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the years ended December 31, 2018, 2017 and 2016 were less than 1% of total outstanding shares for each of the years ended December 31, 2018, 2017 and 2016 and consequently, were immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations as presented for the years ended December 31, 2018, 2017 and 2016.

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2018	2017	2016
Basic net income per share:
Net income	$76,623	$109,658	$37,172
Weighted average number of common shares outstanding	35,677	35,516	35,393
Net income per common share — basic	$2.15	$3.09	$1.05
Diluted net income per share:
Net income	$76,623	$109,658	$37,172
Weighted average number of common shares outstanding	35,677	35,516	35,393
Effect of dilutive securities:
Effect of dilutive stock options	—	—	—
Effect of dilutive non-vested stock	226	183	87
Weighted average number of common shares outstanding — diluted	35,903	35,699	35,480
Net income per common share — diluted	$2.13	$3.07	$1.05
Common shares excluded from the denominator as anti-dilutive:
Stock options	—	—	4
Non-vested stock	43	—	3

Stock-Based Compensation

We adopted our 2006 Stock-Based Incentive Compensation Plan (as amended and restated from time to time, the “Prior Stock Plan”) and over the ten years prior to June 2016, we had been granting awards under our Prior Stock Plan. The Prior Stock Plan expired pursuant to its terms in June 2016, and the Company is no longer able to grant equity awards under the Prior Stock Plan. At our annual meeting of stockholders in May 2016, our stockholders approved our 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan” and collectively with the Prior Stock Plan, the “Stock Plans”). To the extent that awards granted under the Prior Stock Plan are forfeited or otherwise terminate for any reason whatsoever without an actual distribution or issuance of shares, the plan limit will be increased by such number of shares. The Stock Plans are administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 1,734,986 shares of common stock as of December 31, 2018.

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2017	400,801	$18.86
Granted	190,134	$22.94
Vested	(131,807)	$21.85
Forfeited	(13,164)	$19.50
Non-vested stock at December 31, 2017	445,964	$19.70
Granted	143,121	$37.10
Vested	(181,194)	$20.53
Forfeited	(28,332)	$19.61
Non-vested stock at December 31, 2018	379,559	$25.87

As of December 31, 2018, we had unrecognized compensation expense of approximately $5.0 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 1.9 years. Stock compensation expense for the years ended December 31, 2018, 2017 and 2016 was $4.2 million, $3.5 million and $3.0 million, respectively.

Stock Options

No stock options were granted during 2018, 2017 or 2016. At December 31, 2018, we had no unrecognized compensation expense related to prior stock option awards. No stock compensation expense was recognized in 2018, 2017 or 2016 related to stock options.

The following table represents stock option activity for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life In Years
Outstanding options at January 1, 2017	4,500	$19.27	0.5
Granted	—	—
Exercised	—	—
Canceled, forfeited or expired	(4,500)	19.27
Outstanding options at December 31, 2017	—
Granted	—
Exercised	—
Canceled, forfeited or expired	—
Outstanding options at December 31, 2018	—
Options exercisable at December 31, 2018	—

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  At inception, lessees must classify leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the classification of cash flows within the statement of cash flows, differs depending on the lease classification. Also, certain qualitative and quantitative disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Topic 842 is effective for fiscal years beginning after December 15, 2018.

Originally, Topic 842 required all entities to use a modified retrospective transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. Under the modified retrospective approach, Topic 842 is effectively implemented as of the beginning of the earliest comparative period presented in an entity’s financial statements. ASU 2018-11 amended Topic 842 so that entities may elect not to recast their comparative periods in transition and allows entities to change their date of initial application to the beginning of the period of adoption. In doing so, the entity would (1) apply Topic 840 in the comparative periods; (2) provide the disclosures required by Topic 840 for all periods that continue to be presented in accordance with Topic 840; and (3) recognize the effects of applying Topic 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019. Subsequent ASU’s were issued that provided additional clarification and guidance on the application of Topic 842.

We expect to use the package of practical expedients that will allow us to not reassess: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We also will use the practical expedient as described above to reflect the adoption of Topic 842 as of January 1, 2019 without recasting prior periods. We do not expect to recognize a material adjustment to retained earnings upon adoption. We are not expecting significant changes to our internal processes and controls over financial reporting with respect to the impact that the new lease standard will have on our lease administration and financial reporting activities. Presented below is our evaluation of Topic 842 from both the lessor and lessee perspectives.

Lessee Accounting: We determine if an arrangement is a lease at inception. We lease real estate and equipment under operating leases. We lease 77 of our 89 branch locations as of December 31, 2018. Given the size of our operating lease portfolio, the new standard will have a material effect on our consolidated balance sheet as a result of recognizing new right-of-use (“ROU”) assets and lease liabilities for our existing operating leases. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under Topic 842, operating lease ROU assets and liabilities are recognized at the lease commencement date (as defined in Topic 842) based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, upon adoption of Topic 842, we will use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets will also include any lease payments made and exclude lease incentives. Our lease terms will include options to extend the lease that we are reasonably certain to exercise. Operating lease expense under Topic 842 will be recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, and we expect to elect the practical expedient allowing us to account for the lease and non-lease components as a single lease component under Topic 842 for all asset classes. The adoption of Topic 842 will have a material impact on our consolidated balance sheet due to the recognition of ROU assets and lease liabilities.   We do not, however, expect our operating leases to have a material impact on our consolidated statements of income or consolidated statement of cash flows. See note 13 to the consolidated financial statements related to our operating leases and related rent expense for the years ended December 31, 2018, 2017 and 2016 and future lease commitments as of December 31, 2018, as determined pursuant to the lease accounting guidance (Topic 840) in effect for the periods presented. Our capital lease obligation addressed in note 11 to the consolidated financial statements is expected to be accounted for as a finance lease upon adoption of Topic 842, and we do not expect any significant impacts to our consolidated financial statements upon adoption related to this lease. Because of the transition method we will use to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 will have no impact on our previously reported results. After the adoption of Topic 842, we will first report the ROU assets and lease liabilities for our operating leases as of March 31, 2019 in our Quarterly Report on Form 10-Q based on our lease portfolio as of that date.

Lessor Accounting: Our equipment rental business involves rental contracts with customers whereby we are the lessor in the transaction and therefore, we believe that such transactions are subject to Topic 842. Based upon our analysis of Topic 842, we believe that certain ancillary fees that we charge our equipment rental customers will result in a different presentation within our consolidated statements of income upon adoption. Specifically, amounts we charge our customers for loss damage waiver fees, environmental fees and fuel recovery fees, upon adoption of Topic 842, are required to be included within our rental revenues segment rather than included in other revenues as we’ve historically presented. Likewise, we will present the related cost of goods sold for these items within our rental revenues cost of goods sold rather than included in other cost of goods sold as we’ve historically presented. While this change will not impact total consolidated revenues or total consolidated gross profit, the change will impact our rental revenues and other revenues gross margins compared to our historical gross margins. Because of the transition method we will use to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 will have no impact on our previously reported results, but the comparability of our reported 2019 results compared to 2018 results will be impacted by the above-described statements of income presentation change.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 will be effective for us as of January 1, 2020. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions, or trade receivables, except those arising from our rental revenues as ASU 2016-13 does not apply to receivables arising from operating leases. Under Topic 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. We are currently evaluating whether the new guidance, while limited to our non-operating lease trade receivables, will have an impact on our consolidated financial statements or existing internal controls.

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

Recent Accounting Pronouncements Adopted in 2018

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which aims to eliminate the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows. The guidance addresses the following specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. We adopted this guidance effective January 1, 2018 and it had no impact to our condensed consolidated statement of cash flows for the periods presented in this Annual Report on Form 10-K.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects several areas of accounting, including acquisitions, disposals, goodwill and consolidation. We adopted this guidance effective January 1, 2018 and it had no impact on our condensed consolidated financial statements for the periods presented in this Annual Report on Form 10-K. The future impact of this guidance will depend on the nature of our future activities.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this ASU and subsequently issued amendments, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflect the consideration we expect to be entitled to in exchange for those goods or services. Entities may use a full retrospective approach or report on the cumulative effect as of the date of adoption. We adopted this standard effective January 1, 2018 using the full retrospective transition method.

While the adoption of the new standard did not have an impact on our reported net income for the periods presented in this Annual Report on Form 10-K, approximately $6.9 million and $6.8 million of revenues that were previously classified in Other Revenues have been reclassified to Parts Revenues for the years ended December 31, 2017 and 2016, respectively. These revenues relate to freight income associated with our parts transactions, and such income was not deemed to be a separate performance obligation under the new guidance. Accordingly, we also reclassified $5.4 million and $5.4 million of associated freight costs related to these parts transactions from Other Cost of Revenues to Parts Costs of Revenues for the years ended December 31, 2017 and 2016, respectively. We have recast our results for the prior years ended December 31, 2017 and 2016 as shown in the tables below (amounts in thousands) pursuant to the adoption of Topic 606 using the full retrospective transition method.

		Year Ended December 31, 2017
Statement of Income:	As Previously Reported	Adjustments	Current Presentation
Revenues:
Equipment rentals	$ 479,016	$ ─	$ 479,016
New equipment sales	203,301	─	203,301
Used equipment sales	107,329	─	107,329
Parts sales	107,384	6,869	114,253
Services revenues	62,873	─	62,873
Other	70,116	(6,869)	63,247
Total revenues	1,030,019	─	1,030,019
Cost of revenues:
Rental depreciation	169,455	─	169,455
Rental expense	77,706	─	77,706
New equipment sales	180,702	─	180,702
Used equipment sales	74,132	─	74,132
Parts sales	77,713	5,422	83,135
Services revenues	21,111	─	21,111
Other	69,292	(5,422)	63,870
Total cost of revenues	670,111	─	670,111
Gross profit	$ 359,908	$ ─	$ 359,908

		Year Ended December 31, 2016
Statement of Income:	As Previously Reported	Adjustments	Current Presentation
Revenues:
Equipment rentals	$ 445,227	$ ─	$ 445,227
New equipment sales	196,688	─	196,688
Used equipment sales	96,910	─	96,910
Parts sales	109,147	6,842	115,989
Services revenues	64,673	─	64,673
Other	65,492	(6,842)	58,650
Total revenues	978,137	─	978,137
Cost of revenues:
Rental depreciation	162,415	─	162,415
Rental expense	71,694	─	71,694
New equipment sales	175,556	─	175,556
Used equipment sales	66,738	─	66,738
Parts sales	78,966	5,361	84,327
Services revenues	21,839	─	21,839
Other	65,318	(5,361)	59,957
Total cost of revenues	642,526	─	642,526
Gross profit	$ 335,611	$ ─	$ 335,611

(3)	Acquisitions

2018 Acquisitions

Contractors Equipment Center (“CEC”)

Effective January 1, 2018, we completed the acquisition of CEC, a non-residential construction focused equipment rental company with three branches located in the greater Denver, Colorado area. The acquisition significantly expands our presence in the Denver area and surrounding markets.

The aggregate consideration paid to the pre-acquisition owners of CEC was approximately $132.4 million. The acquisition and related fees and expenses were funded through available cash. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. We do not expect any further changes to these assigned values.

$’s in thousands

Cash	$ 1,244
Accounts receivable	7,583
Inventory	504
Prepaid expenses and other assets	324
Rental equipment	55,342
Property and equipment	2,700
Intangible assets (1)	21,500
Total identifiable assets acquired	89,197
Accounts payable	(1,023)
Accrued expenses payable and other liabilities	(876)
Total liabilities assumed	(1,899)
Net identifiable assets acquired	87,298
Goodwill (2)	45,092
Net assets acquired	$ 132,390

(1)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$ 21,000	10
Tradenames	300	1
Leasehold interests	200	10
	$ 21,500

(2)	We have allocated the $45.1 million goodwill among our six goodwill reporting units as follows (amounts in thousands):

Rental Component 1	$25,233
Rental Component 2	18,391
New Equipment	217
Used Equipment	632
Parts	379
Service	240

The level of goodwill that resulted from the CEC acquisition is primarily reflective of CEC’s going-concern value, the value of CEC’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total CEC acquisition costs were $1.0 million, of which approximately $0.2 million was incurred in the year ended December 31, 2018.

Total revenues attributable to CEC since the acquisition were $39.3 million for the year ended December 31, 2018. Estimated net income attributable to CEC since the acquisition was $5.1 million for the year ended December 31, 2018. It should be noted that since our acquisition of CEC, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired CEC locations, the impact of which is included in these CEC operating results above, as it is impractical to report CEC operating results on a pure stand-alone basis post-acquisition.

Rental, LLC (dba “Rental Inc.”)

Effective April 1, 2018, we completed the acquisition of Rental Inc., a non-residential equipment rental and distribution company with five branches located in Alabama, Florida and Western Georgia. The acquisition expands our presence in the surrounding market.

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

$’s in thousands

Cash	$ 260
Accounts receivable	2,873
Inventory	5,324
Prepaid expenses and other assets	47
Rental equipment	22,578
Property and equipment	1,935
Intangible assets (1)	10,200
Total identifiable assets acquired	43,217
Accounts payable	(439)
Manufacturer flooring plans payable	(3,293)
Accrued expenses payable and other liabilities	(469)
Total liabilities assumed	(4,201)
Net identifiable assets acquired	39,016
Goodwill (2)	29,554
Net assets acquired	$ 68,570

(1)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$ 10,000	10
Tradenames	200	1
	$ 10,200

(2)	We have allocated the $29.6 million goodwill among our six goodwill reporting units as follows (amounts in thousands):

Rental Component 1	$9,064
Rental Component 2	5,445
New Equipment	10,217
Used Equipment	1,692
Parts	2,171
Service	964

Included in the total goodwill amount of $29.6 million is approximately $3.4 million of accrued purchase price consideration to be paid to the sellers pursuant to the terms of the purchase agreement among the parties named thereto. The level of goodwill that resulted from the Rental Inc. acquisition is primarily reflective of Rental Inc.’s going-concern value, the value of Rental Inc.’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total Rental Inc. acquisition costs were $0.3 million, substantially all of which was incurred in year ended December 31, 2018.

Total revenues attributable to Rental Inc. since the April 1, 2018 acquisition were $25.3 million for the year ended December 31, 2018. Estimated net income attributable to Rental Inc. since the April 1, 2018 acquisition was $0.3 million, or $0.01 per share, for the year ended December 31, 2018. It should be noted that since our acquisition of Rental Inc., significant amounts of rental fleet have been moved between H&E locations and the acquired Rental Inc. locations, the impact of which is included in these Rental Inc. operating results above, as it is impractical to report Rental Inc. operating results on a pure stand-alone basis post-acquisition.

We-Rent-It (“WRI”)

Effective February 1, 2019, we completed the acquisition of WRI, an equipment rental company with six branches located in central Texas. The acquisition expands our presence in the surrounding market. The aggregate consideration paid to the owners of WRI was approximately $108.5 million. The acquisition and related fees and expenses were funded from borrowings under our Credit Facility (defined below).

As of February 21, 2019, a preliminary allocation of the fair value of the existing purchase price of WRI had yet to be completed. Accordingly, disclosure of the allocation of the purchase price to the WRI balance line items and the pro forma presentation reflecting the impact of the acquisition will be disclosed in subsequent filings.

Pro forma financial information

We completed the CEC acquisition effective January 1, 2018. Therefore, the operating results of CEC are included in our reported condensed consolidated statements of income for the full year ended December 31, 2018. We completed the Rental Inc. acquisition effective April 1, 2018. Therefore, our reported consolidated statements of income for the year ended December 31, 2018 do not include Rental Inc. for the period from January 1, 2018 through March 31, 2018.

The pro forma information below gives effect to the CEC and Rental Inc. acquisitions as if they had been completed on January 1, 2017 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The unaudited tables below present unaudited pro forma consolidated statements of income information for the year December 31, 2017 as if CEC and Rental Inc. were included in our consolidated results for the entire period presented.

	(amounts in thousands, except per share data)
	Year Ended December 31, 2017
	H&E	CEC	Rental Inc.	Total
Total revenues	$1,030,019	$36,790	$34,942	$1,101,751

Pretax income	59,344	3,043	7,267	69,654
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(3,575)	(2,794)	(6,369)
Intangible asset amortization (2)	—	(2,420)	(1,200)	(3,620)
Elimination of merger related costs	788	4,465	—	5,285
Interest expense (3)	—	—	(1,609)	(1,609)
Elimination of historic interest expense (4)	—	1,966	382	2,348
Pro forma pretax income	60,132	3,479	2,046	65,689
Pro forma income tax benefit	(50,511)	(2,922)	(1,719)	(55,179)
Pro forma net income	$ 110,643	$6,401	$3,765	$120,868
Pro forma net income per share – basic	$ 3.12	$ 0.18	$ 0.11	$ 3.40
Pro forma net income per share - diluted	$ 3.10	$ 0.18	$ 0.11	$ 3.39

	(amounts in thousands, except per share data)
	Year Ended December 31, 2018
	H&E(5)	Rental Inc.(6)	Total
Total revenues	$1,238,961	$7,408	$1,246,369

Pretax income	104,663	1,020	105,683
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	─	(749)	(749)
Intangible asset amortization (2)	─	(300)	(300)
Interest expense (3)	─	(480)	(480)
Elimination of historic interest expense (4)	─	82	82
Pro forma pretax income (loss)	104,663	(427)	104,236
Pro forma income tax expense (benefit)	28,040	(114)	27,926
Pro forma net income (loss)	$ 76,623	$ (313)	$ 76,310
Pro forma net income (loss) per share – basic	$ 2.15	$(0.01)	$ 2.14
Pro forma net income (loss) per share - diluted	$ 2.13	$(0.01)	$ 2.13

(1)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisitions.

(2)	Represents the amortization of the intangible assets acquired in the acquisitions.

(3)	A portion of the consideration paid for Rental Inc. was funded with borrowings from our Credit Facility. Interest expense was adjusted to reflect the additional debt resulting from such acquisition.

(4)	Represents the elimination of historic debt of CEC and Rental Inc. that is not part of the combined entity.

(5)

H&E represents consolidated operating results as presented in this Annual Report on Form 10-K for the year ended December 31, 2018 and includes actual results for CEC for the full twelve months ended December 31, 2018 and actual results for Rental Inc. for the period April 1, 2018 through December 31, 2018.

(6)	Represents Rental Inc. pro forma operating results for the three month period ended March 31, 2018. We completed the Rental Inc. acquisition effective April 1, 2018.

(4)	Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2018	2017
Trade receivables	$194,601	$172,522
Unbilled rental revenue	8,833	6,291
Income tax receivables	2,181	997
Other	35	45
	205,650	179,855
Less allowance for doubtful accounts	(4,094)	(3,774)
Total receivables, net	$201,556	$176,081

We charge   off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote.

(5)	Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2018	2017
New equipment	$84,603	$55,704
Used equipment	1,980	2,421
Parts, supplies and other	18,015	16,879
Total inventories, net	$104,598	$75,004

The above amounts are presented net of reserves for inventory obsolescence at December 31, 2018 and 2017 totaling approximately $0.4 million and $0.9 million, respectively.

(6)	Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2018	2017
Land	$7,597	$7,165
Transportation equipment	106,011	93,550
Building and leasehold improvements	63,060	55,523
Office and computer equipment	51,758	53,256
Machinery and equipment	17,811	15,983
Property under capital leases	2,417	3,217
Construction in progress	9,129	4,595
	257,783	233,289
Less accumulated depreciation and amortization	(142,662)	(131,500)
Total net property and equipment	$115,121	$101,789

Total depreciation and amortization on property and equipment was $24.6 million, $23.8 million and $27.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(7)	Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged from 0% to the prime rate (5.50% at December 31, 2018) plus an applicable margin at December 31, 2018. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2018 for each of the next three years ending December 31 are as follows (amounts in thousands):

2019	$12,605
2020	10,822
2021	239
Thereafter	—
Total	$23,666

(8)	Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2018	2017
Payroll and related liabilities	$24,864	$20,429
Sales, use and property taxes	10,069	9,635
Accrued interest	18,771	19,134
Accrued insurance	4,328	4,211
Deferred revenue	5,973	6,631
Other	9,366	5,055
Total accrued expenses payable and other liabilities	$73,371	$65,095

(9)	Senior Unsecured Notes

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2018, we were in compliance with these covenants.

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

Pursuant to registration rights agreements entered into among us, the guarantors of the New Notes and the Add-On Notes, respectively, and the initial purchasers of the New Notes and the Add-On Notes, respectively, we agreed to make offers to exchange (collectively, the “Exchange Offer”) the New Notes and Add-On Notes and the respective guarantees for registered, publicly tradable notes and guarantees that have terms identical in all material respects to the New Notes and the Add-On Notes, respectively (except that the exchange notes do not contain any transfer restrictions) within a certain period of time following the completion of the respective note offerings. We completed the Exchange Offer for the New Notes and the Add-On Notes in March 2018.

The following table reconciles our Senior Unsecured Notes to our Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2016	$627,711
Accretion of discount on Old Notes through August 24, 2017	683
Amortization of note premium on Old Notes through August 24, 2017	(574)
Amortization of deferred financing costs on Old Notes through August 24, 2017	153
Aggregate principal amount paid on Old Notes	(630,000)
Writeoff of unaccreted discount on Old Notes	5,294
Writeoff of unamortized premium on Old Notes	(4,452)
Writeoff of deferred financing costs on Old Notes	1,185
Aggregate principal amount issued on New Notes	950,000
Notes discount and deferred transaction costs on New Notes	(14,684)
Note premium on New Notes	8,500
Accretion of discount on New Notes from August 24, 2017 through December 31, 2017	542
Amortization of note premium on New Notes from August 24, 2017 through December 31, 2017	(375)
Amortization of deferred financing costs on New Notes from August 24, 2017 through December 31, 2017	105
Balance at December 31, 2017	$944,088
Accretion of discount through December 31, 2018	1,539
Amortization of note premium through December 31, 2018	(1,062)
Additional deferred financing costs on New Notes	(97)
Amortization of deferred financing costs through December 31, 2018	312
Balance at December 31, 2018	$944,780

(10)	Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC (as successor to General Electric Capital Corporation) as administrative agent, and the lenders named therein.

On December 22, 2017, we amended, extended and restated the Credit Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), LLC, the other credit parties named therein, the lenders named therein, Wells Fargo Capital Finance, LLC, as administrative agent, the other credit parties named therein, the lenders named therein, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent named therein.

The Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the credit facility from May 21, 2019 to December 22, 2022, (ii) increased the commitments under the senior secured asset based revolver provided for therein from $602.5 million to $750 million, (iii) increased the uncommitted incremental revolving capacity from $150 million to $250 million, (iv) provided that the unused line fee margin will be either 0.375% or 0.25%, depending on the Average Revolver Usage (as defined in the Amended and Restated Credit Agreement) of the borrowers, (v) lowered the interest rate (a) in the case of base rate revolving loans, to the base rate plus an applicable margin of 0.50% to 1.00% depending on the Average Availability (as defined in the Amended and Restated Credit Agreement) and (b) in the case of LIBOR revolving loans, to LIBOR (as defined in the Amended and Restated Credit Agreement) plus an applicable margin of 1.50% to 2.00%, depending on the Average Availability, (vi) lowered the margin applicable to the letter of credit fee to between 1.50% and 2.00%, depending on the Average Availability, and (vii) permitted, subject to certain conditions, an unlimited amount of Permitted Acquisitions, Restricted Payments and prepayments of Indebtedness (in each case, as defined in the Amended and Restated Credit Agreement).

On February 1, 2019, we further amended and extended the Amended and Restated Credit Agreement with the First Amendment to the Fifth Amended and Restated Credit Agreement (the “First Amendment”) by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), LLC, the other credit parties named therein, the lenders named therein, Wells Fargo Capital Finance, LLC, as administrative agent, the other credit parties named therein, the lenders named therein, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent named therein.

The First Amendment, among other things, (i) extended the maturity date of the credit facility from December 22, 2022 to January 31, 2024, and (ii) lowered the interest rate in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability and (iii) lowered the interest rate in the case of Base Rate loans, to the Base Rate (as defined in the Amended and Restated Credit Agreement) plus an applicable margin of 0.25% to 0.75%, depending on the Average Availability.

As amended, the Amended and Restated Credit Agreement continues to provide for, among other things, a $30 million letter of credit sub-facility, and a guaranty by certain of the Company’s subsidiaries of the obligations under the Credit Facility. In addition, the Credit Facility remains secured by substantially all of the assets of the Company and certain of its subsidiaries.

At December 31, 2018, we had $170.8 million in borrowings outstanding under the Credit Facility and could borrow up to $571.5 million and remain in compliance with the debt covenants under the Company’s credit facility. At February 14, 2019, we had $483.3 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

(11)	Capital Lease Obligations

As of December 31, 2018, we had one capital lease obligation, expiring in 2022. Future minimum capital lease payments, in the aggregate, existing at December 31, 2018 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2019	$252
2020	252
2021	252
2022	42
Total minimum lease payments	798
Less: amount representing interest	(72)
Present value of minimum lease payments	$726

See also “Recent Accounting Pronouncements” in note 2 to these consolidated financial statements regarding the new lease accounting guidance, ASC 842, which became effective January 1, 2019.

(12)	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other changes, the Act reduced the corporate federal income tax rate from 35% to 21%.  As a result of the rate change, in 2017 we recorded a one-time decrease in income tax expense of $66.9 million from the re-measurement of our deferred tax assets and liabilities which is reflected in the tables below. Our accounting for the income tax effects of the Act is complete and there were no changes made to the enactment-date accounting during 2018.

Our income tax provision (benefit) for the years ended December 31, 2018, 2017 and 2016, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2018:
U.S. Federal	$(1,522)	$23,126	$21,604
State	2,868	3,568	6,436
	$1,346	$26,694	$28,040
Year ended December 31, 2017:
U.S. Federal	$—	$(54,241)	$(54,241)
State	220	3,707	3,927
	$220	$(50,534)	$(50,314)
Year ended December 31, 2016
U.S. Federal	$—	$21,516	$21,516
State	280	62	342
	$280	$21,578	$21,858

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2018	2017
Deferred tax assets:
Accounts receivable	$1,010	$929
Inventories	93	239
Net operating losses	86,859	18,165
AMT and tax credits	2,110	3,565
Sec 263A costs	752	544
Accrued liabilities	2,869	2,767
Deferred compensation	1,561	1,132
Accrued interest	387	365
Stock-based compensation	146	181
Goodwill and intangible assets	346	—
Other assets	415	531
	96,548	28,418
Valuation allowance	(609)	(732)
	95,939	27,686
Deferred tax liabilities:
Property and equipment	(245,198)	(152,235)
Investments	(1,076)	(1,066)
Goodwill and intangible assets	(2,778)	(804)
	(249,052)	(154,105)
Net deferred tax liabilities	$(153,113)	$(126,419)

The reconciliation between income taxes computed using the statutory federal income tax rate (21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016) to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2018	2017	2016
Computed tax at statutory rates	$21,979	$20,770	$20,660
Permanent items - other	1,021	911	904
Permanent items - excess of tax deductible goodwill	—	(2,130)	—
State income tax, net of federal tax effect	5,246	2,563	2,115
Change in valuation allowance	(123)	397	207
Change in uncertain tax positions	(83)	(5,960)	66
Other - change in deferred state rate	—	—	(2,094)
Impact of the Act federal rate change	—	(66,865)	—
	$28,040	$(50,314)	$21,858

At December 31, 2018, we had available federal net operating loss carry forwards of approximately $86.2 million, which expire in varying amounts from 2030 through 2036 and $298.2 million, which does not expire. We also had federal alternative minimum tax credit carry forwards at December 31, 2018 of approximately $3.0 million which do not expire and $0.4 million general business credit carry forwards that expire in varying amounts from 2026 and 2037, and state income tax credits of $0.2 million that expire in varying amounts beginning in 2019. In accordance with changes made by the Act, our AMT credit became refundable between 2018 and 2022; therefore, we have reclassified $1.5 million from deferred income taxes to income tax receivable during the year ended December 31, 2018. The federal and state net operating loss carryforwards in the income tax returns filed included unrecognized tax benefits taken in prior years. These net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

Management has concluded that it is more likely than not that the federal deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce those deferred tax assets as of December 31, 2018. However, for the year ended December 31, 2018, we decreased our valuation allowance by $0.1 million for certain state net operating losses that were realized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2018	2017
Gross unrecognized tax benefits at January 1	$106	$6,119
Increases in tax positions taken in prior years	—	22
Decreases in tax positions taken in prior years	(106)	(22)
Lapse in statute of limitations	—	(6,013)
Gross unrecognized tax benefits at December 31	$—	$106

As of December 31, 2018, we have no reserves established for the gross amount of unrecognized tax benefits.  The statute of limitations lapsed during 2017 for approximately $6.0 million of unrecognized tax benefits. We recognized a reduction of $5.9 million in income tax expense in 2017 as a result. Consistent with our historical financial reporting, to the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, they are recorded in “Other net income or expense.” The amount of interest and penalties included in the table above are not material. We do not expect a material change in unrecognized tax benefits related to federal and state exposures will occur within the next twelve months.

Our U.S. federal tax returns for 2015 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2013 and subsequent years.

(13)	Commitments and Contingencies

Operating Leases

As of December 31, 2018, we lease certain real estate related to our branch facilities as well as certain office equipment under non-cancelable operating lease agreements expiring at various dates through 2033. Our real estate leases provide for varying terms, including customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain real estate leases may require us to pay maintenance, insurance, taxes and other expenses in addition to the stated rental payments. Rent expense on property leases and equipment leases under non-cancelable operating lease agreements for the years ended December 31, 2018, 2017 and 2016 amounted to approximately $23.1 million, $20.1 million and $18.7 million, respectively.

Future minimum operating lease payments existing at December 31, 2018 for each of the next five years ending December 31 and thereafter are as follows (amounts in thousands):

2019	$21,775
2020	21,965
2021	21,176
2022	19,854
2023	17,145
Thereafter	86,398
$188,313

See also “Recent Accounting Pronouncements” in note 2 regarding the new lease accounting guidance, ASC 842, which became effective on January 1, 2019.

Legal Matters

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Letters of Credit

The Company had outstanding letters of credit issued under its Credit Facility totaling $7.7 million as of December 31, 2018 and 2017, respectively. The letters of credit expire in May 2019 and are expected to be renewed for similar one-year terms.

(14)	Employee Benefit Plan

We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2018, 2017 and 2016, we contributed to the plan, net of employee forfeitures, $2.5 million, $2.2 million and $2.0 million, respectively.

(15)	Deferred Compensation Plans

In 2001, we assumed, in a business combination, nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2018, we have obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2018 calendar plan year was 4.50%. The aggregate deferred compensation payable at December 31, 2018 and December 31, 2017 was approximately $2.0 million and $1.9 million, respectively. Included in these amounts at December 31, 2018 and 2017 was accrued interest of $1.5 million and $1.4 million, respectively.

(16)	Related Party Transactions

Mr. John M. Engquist, who served as the Company’s Chief Executive Officer for the periods presented in these consolidated financial statements, has a 30.0% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist’s mother’s estate and sister have a 12.0% and 6.0% interest, respectively, in Perkins-McKenzie. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.8 million, $0.8 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2018, 2017 and 2016, our purchases totaled $0.1 million, $0.4 million and $0.4 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.1 million, $0.1 million and $0.1 million, respectively.

(17)	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2018 and 2017 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018:
Total revenues	$260,482	$310,364	$322,141	$345,974
Income from operations	27,326	43,103	45,318	50,899
Income before provision for income taxes	13,068	27,869	28,971	34,755
Net income	9,478	20,771	21,314	25,060
Basic net income per common share(1)	0.27	0.58	0.60	0.70
Diluted net income per common share(1)	0.26	0.58	0.59	0.70

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Total revenues	$226,828	$249,363	$259,162	$294,666
Income from operations(2)	21,325	28,668	47,654	40,268
Income before provision for income taxes(3)	8,530	15,668	7,577	27,569
Net income(4)	5,390	9,878	8,462	85,928
Basic net income per common share(1)	0.15	0.28	0.24	2.41
Diluted net income per common share(1)	0.15	0.28	0.24	2.40

(1)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year due to rounding.
(2)	Includes approximately $6.5 million and $5.8 million of net merger breakup fee proceeds (net of merger costs) for the third and fourth quarters of 2017, respectively.
(3)	In addition to the amounts described in (2) above, the third quarter of 2017 includes a $25.4 million loss on the early extinguishment of debt.
(4)

During the third quarter of 2017, the statute of limitations lapsed for approximately $6.0 million of unrecognized tax benefits, for which we recognized a $5.9 million reduction in income tax expense for the third quarter of 2017. During the fourth quarter of 2017 and as further described in note 12 above, we recorded a one-time decrease in income tax expense of approximately $66.9 million related to the impact from the enactment of the Act legislation.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Segment Revenues:
Equipment rentals	$592,193	$479,016	$445,227
New equipment sales	262,948	203,301	196,688
Used equipment sales	125,125	107,329	96,910
Parts sales	120,454	114,253	115,989
Services revenues	63,488	62,873	64,673
Total segmented revenues	1,164,208	966,772	919,487
Non-Segmented revenues	74,753	63,247	58,650
Total revenues	$1,238,961	$1,030,019	$978,137
Segment Gross Profit:
Equipment rentals	$294,220	$231,855	$211,118
New equipment sales	30,891	22,599	21,132
Used equipment sales	39,073	33,197	30,172
Parts sales	32,191	31,118	31,662
Services revenues	42,160	41,762	42,834
Total gross profit from segmented revenues	438,535	360,531	336,918
Non-Segmented gross profit (loss)	(1)	(623)	(1,307)
Total gross profit	$438,534	$359,908	$335,611

	December 31,
	2018	2017
Segment identified assets:
Equipment sales	$86,583	$58,125
Equipment rentals	1,141,498	904,824
Parts and service	18,015	16,879
Total segment identified assets	1,246,096	979,828
Non-Segmented identified assets	481,085	487,889
Total assets	$1,727,181	$1,467,717

The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2018, 2017 and 2016 were 0.1%, 0.4% and 0.4%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$16,677	$—	$—	$16,677
Receivables, net	166,393	35,163	—	201,556
Inventories, net	94,483	10,115	—	104,598
Prepaid expenses and other assets	10,382	126	—	10,508
Rental equipment, net	983,281	158,217	—	1,141,498
Property and equipment, net	98,251	16,870	—	115,121
Deferred financing costs, net	3,000	—	—	3,000
Investment in guarantor subsidiaries	246,309	—	(246,309)	—
Intangible assets, net	28,380	—	—	28,380
Goodwill	76,317	29,526	—	105,843
Total assets	$1,723,473	$250,017	$(246,309)	$1,727,181
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$170,761	$—	$—	$170,761
Accounts payable	95,866	5,974	—	101,840
Manufacturer flooring plans payable	23,178	488	—	23,666
Accrued expenses payable and other liabilities	76,798	(3,427)	—	73,371
Dividends payable	185	(53)	—	132
Senior unsecured notes	944,780	—	—	944,780
Capital leases payable	—	726	—	726
Deferred income taxes	153,113	—	—	153,113
Deferred compensation payable	1,989	—	—	1,989
Total liabilities	1,466,670	3,708	—	1,470,378
Stockholders’ equity	256,803	246,309	(246,309)	256,803
Total liabilities and stockholders’ equity	$1,723,473	$250,017	$(246,309)	$1,727,181

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$165,878	$—	$—	$165,878
Receivables, net	138,657	37,424	—	176,081
Inventories, net	63,828	11,176	—	75,004
Prepaid expenses and other assets	9,030	142	—	9,172
Rental equipment, net	760,972	143,852	—	904,824
Property and equipment, net	89,952	11,837	—	101,789
Deferred financing costs, net	3,772	—	—	3,772
Investment in guarantor subsidiaries	222,217	—	(222,217)	—
Goodwill	1,671	29,526	—	31,197
Total assets	$1,455,977	$233,957	$(222,217)	$1,467,717
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$—	$—	$—	$—
Accounts payable	78,811	10,970	—	89,781
Manufacturer flooring plans payable	20,300	1,702	—	22,002
Accrued expenses payable and other liabilities	67,466	(2,371)	—	65,095
Dividends payable	197	(47)	—	150
Senior unsecured notes	944,088	—	—	944,088
Capital leases payable	—	1,486	—	1,486
Deferred income taxes	126,419	—	—	126,419
Deferred compensation payable	1,903	—	—	1,903
Total liabilities	1,239,184	11,740	—	1,250,924
Stockholders’ equity	216,793	222,217	(222,217)	216,793
Total liabilities and stockholders’ equity	$1,455,977	$233,957	$(222,217)	$1,467,717

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$506,620	$85,573	$—	$592,193
New equipment sales	207,564	55,384	—	262,948
Used equipment sales	102,005	23,120	—	125,125
Parts sales	103,586	16,868	—	120,454
Services revenues	53,534	9,954	—	63,488
Other	62,633	12,120	—	74,753
Total revenues	1,035,942	203,019	—	1,238,961
Cost of revenues:
Rental depreciation	178,371	30,082	—	208,453
Rental expense	76,487	13,033	—	89,520
New equipment sales	183,164	48,893	—	232,057
Used equipment sales	69,960	16,092	—	86,052
Parts sales	76,425	11,838	—	88,263
Services revenues	18,100	3,228	—	21,328
Other	62,745	12,009	—	74,754
Total cost of revenues	665,252	135,175	—	800,427
Gross profit (loss):
Equipment rentals	251,762	42,458	—	294,220
New equipment sales	24,400	6,491	—	30,891
Used equipment sales	32,045	7,028	—	39,073
Parts sales	27,161	5,030	—	32,191
Services revenues	35,434	6,726	—	42,160
Other	(112)	111	—	(1)
Gross profit	370,690	67,844	—	438,534
Selling, general and administrative expenses	232,892	45,406	—	278,298
Equity in earnings of guarantor subsidiaries	13,247	—	(13,247)	—
Merger costs	708	—	—	708
Gain from sales of property and equipment, net	6,475	643	—	7,118
Income from operations	156,812	23,081	(13,247)	166,646
Other income (expense):
Interest expense	(53,681)	(10,026)	—	(63,707)
Other, net	1,532	192	—	1,724
Total other expense, net	(52,149)	(9,834)	—	(61,983)
Income before provision for income taxes	104,663	13,247	(13,247)	104,663
Provision for income taxes	28,040	—	—	28,040
Net income	$76,623	$13,247	$(13,247)	$76,623

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$395,275	$83,741	$—	$479,016
New equipment sales	166,730	36,571	—	203,301
Used equipment sales	84,741	22,588	—	107,329
Parts sales	97,852	16,401	—	114,253
Services revenues	52,807	10,066	—	62,873
Other	51,627	11,620	—	63,247
Total revenues	849,032	180,987	—	1,030,019
Cost of revenues:
Rental depreciation	140,489	28,966	—	169,455
Rental expense	64,598	13,108	—	77,706
New equipment sales	148,163	32,539	—	180,702
Used equipment sales	59,481	14,651	—	74,132
Parts sales	71,603	11,532	—	83,135
Services revenues	17,851	3,260	—	21,111
Other	52,068	11,802	—	63,870
Total cost of revenues	554,253	115,858	—	670,111
Gross profit (loss):
Equipment rentals	190,188	41,667	—	231,855
New equipment sales	18,567	4,032	—	22,599
Used equipment sales	25,260	7,937	—	33,197
Parts sales	26,249	4,869	—	31,118
Services revenues	34,956	6,806	—	41,762
Other	(441)	(182)	—	(623)
Gross profit	294,779	65,129	—	359,908
Selling, general and administrative expenses	190,392	42,392	—	232,784
Equity in earnings of guarantor subsidiaries	16,136	—	(16,136)	—
Merger breakup fees, net of merger costs	(5,782)	—	—	(5,782)
Gain from sales of property and equipment, net	2,435	2,574	—	5,009
Income from operations	128,740	25,311	(16,136)	137,915
Other income (expense):
Interest expense	(45,480)	(9,478)	—	(54,958)
Loss on early extinguishment of debt	(25,363)	—	—	(25,363)
Other, net	1,447	303	—	1,750
Total other expense, net	(69,396)	(9,175)	—	(78,571)
Income before benefit for income taxes	59,344	16,136	(16,136)	59,344
Benefit for income taxes	(50,314)	—	—	(50,314)
Net income	$109,658	$16,136	$(16,136)	$109,658

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$364,654	$80,573	$—	$445,227
New equipment sales	158,291	38,397	—	196,688
Used equipment sales	78,956	17,954	—	96,910
Parts sales	100,920	15,069	—	115,989
Services revenues	55,391	9,282	—	64,673
Other	47,461	11,189	—	58,650
Total revenues	805,673	172,464	—	978,137
Cost of revenues:
Rental depreciation	134,484	27,931	—	162,415
Rental expense	59,263	12,431	—	71,694
New equipment sales	140,948	34,608	—	175,556
Used equipment sales	55,075	11,663	—	66,738
Parts sales	73,587	10,740	—	84,327
Services revenues	18,963	2,876	—	21,839
Other	48,273	11,684	—	59,957
Total cost of revenues	530,593	111,933	—	642,526
Gross profit (loss):
Equipment rentals	170,907	40,211	—	211,118
New equipment sales	17,343	3,789	—	21,132
Used equipment sales	23,881	6,291	—	30,172
Parts sales	27,333	4,329	—	31,662
Services revenues	36,428	6,406	—	42,834
Other	(812)	(495)	—	(1,307)
Gross profit	275,080	60,531	—	335,611
Selling, general and administrative expenses	187,369	40,760	—	228,129
Equity in earnings of guarantor subsidiaries	11,416	—	(11,416)	—
Gain from sales of property and equipment, net	2,789	496	—	3,285
Income from operations	101,916	20,267	(11,416)	110,767
Other income (expense):
Interest expense	(44,503)	(9,101)	—	(53,604)
Other, net	1,617	250	—	1,867
Total other expense, net	(42,886)	(8,851)	—	(51,737)
Income before provision for income taxes	59,030	11,416	(11,416)	59,030
Provision for income taxes	21,858	—	—	21,858
Net income	$37,172	$11,416	$(11,416)	$37,172

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$76,623	$13,247	$(13,247)	$76,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	21,570	3,023	—	24,593
Depreciation on rental equipment	178,371	30,082	—	208,453
Amortization of intangible assets	3,320	—	—	3,320
Amortization of deferred financing costs	1,083	—	—	1,083
Accretion of note discount, net of premium amortization	477	—	—	477
Provision for losses on accounts receivable	2,065	676	—	2,741
Provision for inventory obsolescence	122	—	—	122
Change in deferred income taxes	26,695	—	—	26,695
Stock-based compensation expense	4,214	—	—	4,214
Gain from sales of property and equipment, net	(6,475)	(643)	—	(7,118)
Gain from sales of rental equipment, net	(31,595)	(6,757)	—	(38,352)
Equity in earnings of guarantor subsidiaries	(13,247)	—	13,247	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(19,346)	1,585	—	(17,761)
Inventories	(45,349)	(2,881)	—	(48,230)
Prepaid expenses and other assets	(981)	16	—	(965)
Accounts payable	11,990	(4,996)	—	6,994
Manufacturer flooring plans payable	2,878	(1,214)	—	1,664
Accrued expenses payable and other liabilities	4,176	(1,604)	—	2,572
Deferred compensation payable	86	—	—	86
Net cash provided by operating activities	216,677	30,534	—	247,211
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(196,027)	—	—	(196,027)
Purchases of property and equipment	(26,903)	(8,057)	—	(34,960)
Purchases of rental equipment	(362,780)	(53,820)	—	(416,600)
Proceeds from sales of property and equipment	8,617	644	—	9,261
Proceeds from sales of rental equipment	92,014	20,072	—	112,086
Investment in subsidiaries	(10,845)	—	10,845	—
Net cash used in investing activities	(495,924)	(41,161)	10,845	(526,240)
Cash flows from financing activities:
Purchases of treasury stock	(1,350)	—	—	(1,350)
Borrowings on senior secured credit facility	1,436,849	—	—	1,436,849
Payments on senior secured credit facility	(1,266,088)	—	—	(1,266,088)
Dividends paid	(39,268)	(6)	—	(39,274)
Payments of deferred financing costs	(97)	—	—	(97)
Payments of capital lease obligations	—	(212)	—	(212)
Capital contributions	—	10,845	(10,845)	—
Net cash provided by financing activities	130,046	10,627	(10,845)	129,828
Net decrease in cash	(149,201)	—	—	(149,201)
Cash, beginning of year	165,878	—	—	165,878
Cash, end of year	$16,677	$—	$—	$16,677

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$109,658	$16,136	$(16,136)	$109,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	20,742	3,048	—	23,790
Depreciation on rental equipment	140,489	28,966	—	169,455
Amortization of deferred financing costs	1,046	—	—	1,046
Accretion of note discount, net of premium amortization	274	—	—	274
Provision for losses on accounts receivable	3,148	784	—	3,932
Provision for inventory obsolescence	161	—	—	161
Change in deferred income taxes	(50,535)	—	—	(50,535)
Stock-based compensation expense	3,526	—	—	3,526
Loss on early extinguishment of debt	25,363	—	—	25,363
Gain from sales of property and equipment, net	(2,435)	(2,574)	—	(5,009)
Gain from sales of rental equipment, net	(24,063)	(7,819)	—	(31,882)
Equity in earnings of guarantor subsidiaries	(16,136)	—	16,136	—
Changes in operating assets and liabilities:
Receivables	(29,083)	(10,929)	—	(40,012)
Inventories	(23,221)	(8,550)	—	(31,771)
Prepaid expenses and other assets	(1,687)	28	—	(1,659)
Accounts payable	42,623	7,726	—	50,349
Manufacturer flooring plans payable	(10,599)	1,821	—	(8,778)
Accrued expenses payable and other liabilities	8,660	(430)	—	8,230
Deferred compensation payable	61	—	—	61
Net cash provided by operating activities	197,992	28,207	—	226,199
Cash flows from investing activities:
Purchases of property and equipment	(17,852)	(4,663)	—	(22,515)
Purchases of rental equipment	(198,988)	(35,221)	—	(234,209)
Proceeds from sales of property and equipment	3,528	3,978	—	7,506
Proceeds from sales of rental equipment	74,090	22,053	—	96,143
Investment in subsidiaries	14,128	—	(14,128)	—
Net cash used in investing activities	(125,094)	(13,853)	(14,128)	(153,075)
Cash flows from financing activities:
Purchases of treasury stock	(783)	—	—	(783)
Borrowings on senior secured credit facility	1,193,544	—	—	1,193,544
Payments on senior secured credit facility	(1,356,186)	—	—	(1,356,186)
Dividends paid	(39,164)	(8)	—	(39,172)
Principal payments on senior unsecured notes due 2023	(630,000)	—	—	(630,000)
Costs paid to tender and redeem senior unsecured notes due 2022	(23,336)	—	—	(23,336)
Proceeds from issuance of senior unsecured notes due 2025	958,500	—	—	958,500
Payments of deferred financing costs	(17,278)	—	—	(17,278)
Payments of capital lease obligations	—	(218)	—	(218)
Capital contributions	—	(14,128)	14,128	—
Net cash provided by (used in) financing activities	85,297	(14,354)	14,128	85,071
Net increase in cash	158,195	—	—	158,195
Cash, beginning of year	7,683	—	—	7,683
Cash, end of year	$165,878	$—	$—	$165,878

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$37,172	$11,416	$(11,416)	$37,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	24,194	3,088	—	27,282
Depreciation on rental equipment	134,484	27,931	—	162,415
Amortization of deferred financing costs	1,052	—	—	1,052
Accretion of note discount, net of premium amortization	168	—	—	168
Provision for losses on accounts receivable	2,616	521	—	3,137
Provision for inventory obsolescence	127	—	—	127
Change in deferred income taxes	21,578	—	—	21,578
Stock-based compensation expense	3,037	—	—	3,037
Gain from sales of property and equipment, net	(2,789)	(496)	—	(3,285)
Gain from sales of rental equipment, net	(22,780)	(6,223)	—	(29,003)
Equity in earnings of guarantor subsidiaries	(11,416)	—	11,416	—
Changes in operating assets and liabilities:
Receivables	8,783	(4,629)	—	4,154
Inventories	5,785	(1,518)	—	4,267
Prepaid expenses and other assets	2,566	(25)	—	2,541
Accounts payable	(27,771)	426	—	(27,345)
Manufacturer flooring plans payable	(31,534)	(119)	—	(31,653)
Accrued expenses payable and other liabilities	2,263	(596)	—	1,667
Deferred compensation payable	(332)	—	—	(332)
Net cash provided by operating activities	147,203	29,776	—	176,979
Cash flows from investing activities:
Purchases of property and equipment	(19,505)	(3,390)	—	(22,895)
Purchases of rental equipment	(138,562)	(41,147)	—	(179,709)
Proceeds from sales of property and equipment	3,190	615	—	3,805
Proceeds from sales of rental equipment	67,282	17,107	—	84,389
Investment in subsidiaries	2,749	—	(2,749)	—
Net cash used in investing activities	(84,846)	(26,815)	(2,749)	(114,410)
Cash flows from financing activities:
Purchases of treasury stock	(561)	—	—	(561)
Borrowing on senior secured credit facility	966,146	—	—	966,146
Payments on senior secured credit facility	(988,361)	—	—	(988,361)
Dividends paid	(39,057)	(9)	—	(39,066)
Payments of capital lease obligations	—	(203)	—	(203)
Capital contributions	—	(2,749)	2,749	—
Net cash used in financing activities	(61,833)	(2,961)	2,749	(62,045)
Net increase in cash	524	—	—	524
Cash, beginning of year	7,159	—	—	7,159
Cash, end of year	$7,683	$—	$—	$7,683

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 21, 2019

/s/ Bradley W. Barber
Bradley W. Barber
Chief Executive Officer, President and Director

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on Internal Control over Financial Reporting

We have audited H&E Equipment Services, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule, and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

February 21, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2018.

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

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2)	Financial Statement Schedule for the years ended December 31, 2018, 2017 and 2016:

Schedule II—Valuation and Qualifying Accounts	101

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

10.2

First Amendment to the Fifth Amended and Restated Credit Agreement, dated February 1, 2019, by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC and H&E Equipment Services (Mid-Atlantic), Inc. (collectively, the “Borrowers”), Wells Fargo Capital Finance, LLC, as administrative agent for each member of the Lender Group and the Bank Product Providers, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent party thereto. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759, filed February 4, 2019).

10.3

Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).

10.4

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

10.6

Amendment No. 1 to the H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51579), filed March 3, 2011).†

10.7

Amendment No. 2 to the H&E Equipment Services, Inc. Amended and Restated 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.8 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51579), filed February 25, 2016).†

10.8

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

10.10

Restrictive Covenant Agreement, dated August 14, 2015, by and between the Company and Bradley W. Barber (incorporated by reference to Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed October 29, 2015). †

10.11

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

None.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2018
Allowance for doubtful accounts receivable	$3,774	$2,741	$(2,421)	$4,094
Allowance for inventory obsolescence	947	122	(701)	368
	$4,721	$2,863	$(3,122)	$4,462
Year Ended December 31, 2017
Allowance for doubtful accounts receivable	$3,769	$3,932	$(3,927)	$3,774
Allowance for inventory obsolescence	900	161	(114)	947
	$4,669	$4,093	$(4,041)	$4,721
Year Ended December 31, 2016
Allowance for doubtful accounts receivable	$4,729	$3,137	$(4,097)	$3,769
Allowance for inventory obsolescence	934	127	(161)	900
	$5,663	$3,264	$(4,258)	$4,669

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2019.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ Bradley W. Barber
Bradley W. Barber
Its: Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Bradley W. Barber	Chief Executive Officer, President and Director	February 21, 2019
	Bradley W. Barber	(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	February 21, 2019
	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ John M. Engquist	Executive Chairman of the Board	February 21, 2019
John M. Engquist

By:	/s/ Paul N. Arnold	Director	February 21, 2019
Paul N. Arnold

By:	/s/ Gary W. Bagley	Director	February 21, 2019
Gary W. Bagley
By:	/s/ Bruce C. Bruckmann	Director	February 21, 2019
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	February 21, 2019
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	February 21, 2019
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	February 21, 2019
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	February 21, 2019
John T. Sawyer