Form 10-Q
period 2019-03-31
H&E Equipment Services, Inc.
filed 2019-04-26
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 22, 2019, there were 35,777,333 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

March 31, 2019

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;
•	our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve;
•	the impact of conditions in the global credit and commodity markets and their effect on construction spending and the economy in general;
•	relationships with equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness;
•	risks associated with the expansion of our business and any potential acquisitions we may make, including any related capital expenditures, or our ability to consummate such acquisitions;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	security breaches and other disruptions in our information technology systems;
•	adverse weather events or natural disasters;
•	compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$6,442	$16,677
Receivables, net of allowance for doubtful accounts of $4,221 and $4,094, respectively	188,343	201,556
Inventories, net of reserves for obsolescence of $272 and $368, respectively	142,379	104,598
Prepaid expenses and other assets	12,646	10,508
Rental equipment, net of accumulated depreciation of $607,306 and $582,520, respectively	1,189,677	1,141,498
Property and equipment, net of accumulated depreciation and amortization of $144,604 and $142,662, respectively	118,759	115,121
Operating lease right-of-use assets, net of accumulated amortization of $2,729 at March 31, 2019	166,293	—
Finance lease right-of-use assets, net of accumulated amortization of $1,929 at March 31, 2019	487	—
Deferred financing costs, net of accumulated amortization of $13,895 and $13,717, respectively	3,347	3,000
Intangible assets, net of accumulated amortization of $4,272 and $3,320, respectively	34,729	28,380
Goodwill	142,490	105,843
Total assets	$2,005,592	$1,727,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$265,647	$170,761
Accounts payable	115,494	101,840
Manufacturer flooring plans payable	26,350	23,666
Accrued expenses payable and other liabilities	61,622	73,371
Dividends payable	93	132
Senior unsecured notes, net of unaccreted discount of $3,048 and $3,168 and deferred financing costs of $1,975 and $2,052, respectively	944,977	944,780
Operating lease right-of-use liabilities	168,579	—
Finance lease right-of-use liabilities	725	—
Capital leases payable	—	726
Deferred income taxes	158,090	153,113
Deferred compensation payable	2,016	1,989
Total liabilities	1,743,593	1,470,378
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,808,072 and 39,748,562 shares issued at March 31, 2019 and December 31, 2018, respectively, and 35,778,807 and 35,733,569 shares outstanding at March 31, 2019 and December 31, 2018, respectively	397	396
Additional paid-in capital	232,362	231,174
Treasury stock at cost, 4,029,265 and 4,014,993 shares of common stock held at March 31, 2019 and December 31, 2018, respectively	(63,486)	(63,099)
Retained earnings	92,726	88,332
Total stockholders’ equity	261,999	256,803
Total liabilities and stockholders’ equity	$2,005,592	$1,727,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Equipment rentals	$176,129	$137,038
New equipment sales	59,103	46,493
Used equipment sales	29,634	24,853
Parts sales	30,428	28,151
Services revenues	15,568	15,036
Other	2,776	8,911
Total revenues	313,638	260,482
Cost of revenues:
Rental depreciation	57,148	46,469
Rental expense	24,768	21,272
Rental other	16,275	12,100
	98,191	79,841
New equipment sales	52,099	40,845
Used equipment sales	19,012	16,937
Parts sales	22,289	20,617
Services revenues	5,004	5,050
Other	3,343	4,607
Total cost of revenues	199,938	167,897
Gross profit	113,700	92,585
Selling, general and administrative expenses	78,647	65,880
Merger costs	119	152
Gain on sales of property and equipment, net	741	773
Income from operations	35,675	27,326
Other income (expense):
Interest expense	(16,855)	(14,653)
Other, net	532	395
Total other expense, net	(16,323)	(14,258)
Income before provision for income taxes	19,352	13,068
Provision for income taxes	5,109	3,590
Net income	$14,243	$9,478
Net income per common share:
Basic	$0.40	$0.27
Diluted	$0.40	$0.26
Weighted average common shares outstanding:
Basic	35,787	35,592
Diluted	35,973	35,879
Dividends declared per common share outstanding	$0.275	$0.275

The accompanying notes are an integral part of these condensed consolidated financial statements.

`H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$14,243	$9,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,479	5,884
Depreciation of rental equipment	57,148	46,469
Amortization of finance lease right-of-use assets	41	—
Amortization of intangible assets	952	705
Amortization of deferred financing costs	254	289
Accretion of note discount, net of premium amortization	120	120
Operating right-of-use lease liabilities, net	146	—
Provision for losses on accounts receivable	1,301	817
Provision for inventory obsolescence	42	67
Change in deferred income taxes	4,977	4,456
Stock-based compensation expense	1,188	1,319
Gain from sales of property and equipment, net	(741)	(773)
Gain from sales of rental equipment, net	(10,621)	(7,745)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	17,605	22,414
Inventories	(58,062)	(88,674)
Prepaid expenses and other assets	(2,117)	(2,237)
Accounts payable	13,539	45,384
Manufacturer flooring plans payable	2,684	6,110
Accrued expenses payable and other liabilities	(10,137)	(15,799)
Deferred compensation payable	27	22
Net cash provided by operating activities	39,068	28,306
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(106,746)	(125,207)
Purchases of property and equipment	(7,221)	(4,505)
Purchases of rental equipment	(48,644)	(40,654)
Proceeds from sales of property and equipment	931	785
Proceeds from sales of rental equipment	28,292	23,430
Net cash used in investing activities	(133,388)	(146,151)
Cash flows from financing activities:
Borrowings on senior secured credit facility	447,503	294,229
Payments on senior secured credit facility	(352,617)	(294,229)
Dividends paid	(9,832)	(9,804)
Purchases of treasury stock	(387)	—
Payments of deferred financing costs	(525)	(88)
Payments of finance lease obligations	(57)	—
Payments of capital lease obligations	—	(57)
Net cash provided by (used in) financing activities	84,085	(9,949)
Net decrease in cash	(10,235)	(127,794)
Cash, beginning of period	16,677	165,878
Cash, end of period	$6,442	$38,084

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$21,112	$15,414
Purchases of property and equipment included in accrued expenses payable and other liabilities	$345	$(23)
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$162,814	$-
Finance lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$782	$-
Operating lease assets obtained in exchange for new operating lease liabilities	$8,370	$-
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,481	$28,633
Income taxes paid (net of refunds received)	$(519)	$(16)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2018, from which the consolidated balance sheet amounts as of December 31, 2018 were derived.

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

Historically, we have presented hauling revenues and related cost of sales associated with our equipment rental activities within Other Revenues and Other Cost of Sales. This presentation did not change upon our adoption of Topic 606 on January 1, 2018 as hauling activities are deemed a separate performance obligation under Topic 606 and SEC Regulation S-X permitted flexibility in the presentation of such revenues. However, given the presentation changes of certain ancillary fees required by Topic 842 as described in note 2 to these condensed consolidated financial statements, we believe that including equipment rental hauling revenues and related costs of sales within our Rental Revenues segment results in a more meaningful presentation and analysis of our equipment rental activities. In accordance with SEC Regulation S-X, the reclassification of equipment rental hauling revenues and related cost of sales from Other Revenues and Other Cost of Sales to Rental Revenues and Rental Other Cost of Sales is presented on a retrospective basis, meaning our condensed consolidated statements of income for the three month periods ended March 31, 2019 and 2018 include hauling revenues and related costs of sales presented within Equipment Rental Revenues and Rental Other Cost of Sales. The table below reconciles for the three month period ended March 31, 2018, our Revenues, Cost of Revenues and Gross Profit as previously reported to the current period presentation in this Quarterly Report on Form 10-Q.

$'s in thousands
Three Month Period Ended March 31, 2018
	As Previously Reported	Hauling Fees	As Currently Reported
REVENUES
Equipment rentals	$ 129,361	$ 7,677	$ 137,038
New equipment sales	46,493	-	46,493
Used equipment sales	24,853	-	24,853
Parts sales	28,151	-	28,151
Services revenues	15,036	-	15,036
Other	16,588	(7,677)	8,911
Total revenues	260,482	-	260,482

COST OF REVENUES
Rental depreciation	46,469	-	46,469
Rental expense	21,272	-	21,272
Rental other	-	12,100	12,100
	67,741	12,100	79,841
New equipment sales	40,845	-	40,845
Used equipment sales	16,937	-	16,937
Parts sales	20,617	-	20,617
Services revenues	5,050	-	5,050
Other	16,707	(12,100)	4,607
Total cost of revenues	167,897	-	167,897
Gross Profit	$ 92,585	$ -	$ 92,585

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.  During the three month period ended March 31, 2019, there were no significant changes to those accounting policies, other than those policies impacted by our adoption of the new lease accounting standard, which is further described below in “Recent Accounting Pronouncements Adopted in Fiscal 2019”.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 will be effective for us as of January 1, 2020. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions, or trade receivables, except those arising from our rental revenues as ASU 2016-13 does not apply to receivables arising from operating leases. Under Topic 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. We are currently evaluating whether the new guidance, while limited to our non-operating lease trade receivables, will have an impact on our consolidated financial statements or existing internal controls.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement - Disclosure Framework," or ASU 2018-13. ASU 2018-13 modifies the disclosure requirements for fair value measurements. The amendments relate to disclosures regarding unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty and are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

Leases

We adopted ASU No. 2016-02, Leases (Topic 842), on January 1, 2019. Topic 842 is an update to Topic 840, which was the lease accounting standard in effect through December 31, 2018. Topic 842 applies to us from both a lessor and a lessee perspective, as further described below.

Lessor Accounting

Our equipment rental business involves rental contracts with customers whereby we are the lessor in the transaction and therefore, we believe that such transactions are subject to Topic 842. We account for such rental contracts as operating leases pursuant to Topic 842, as well as pursuant to previous lease accounting guidance (Topic 840) in effect for periods prior to the effective date of Topic 842.

In accordance with Topic 842, certain ancillary fees that we charge our equipment rental customers result in a different presentation within our consolidated statements of income compared to our historical presentation of those items under previous lease accounting guidance. Specifically, amounts we charge our customers for loss damage waiver fees, environmental fees, and fuel and other recovery fees, upon adoption of Topic 842, are to be included within our Equipment Rentals segment rather than included within non-segmented Other Revenues as we have historically presented those items under previous lease accounting guidance. Likewise, the related cost of goods sold for these ancillary items under Topic 842 are to be presented within our Equipment Rentals segment rather than included in non-segmented Other Cost of Goods Sold as we have historically presented under previous lease accounting guidance.

We adopted Topic 842 on January 1, 2019 using the transition method that allowed us to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As such, Topic 842 will not be applied to periods prior to January 1, 2019. Therefore, the above changes as described are not reflected in our condensed consolidated statements of income for the three month period ended March 31, 2018. While the above changes resulting from our adoption of Topic 842 do not impact total consolidated revenues or total consolidated gross profit, the change does impact the comparability of our total Rental Revenues and total Other Revenues gross profit and resulting gross margins for 2019 compared to our previously reported gross profit and resulting gross margins for periods prior to January 1, 2019.

Lessee Accounting

Topic 842 requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted Topic 842 using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2019. Therefore, prior year financial statements were not recast under the new standard. We recognized an adjustment of less than $0.1 million to retained earnings upon adoption of Topic 842.

We elected the package of transition provisions available for expired or existing leases, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We did not elect the use-of-hindsight practical expedient or the practical expedient pertaining to land easements. We elected not to apply Topic 842 to arrangements with lease terms of 12 months or less.

The adoption of Topic 842 had a material impact on our consolidated balance sheet related to operating leases. Upon adoption of Topic 842, we recognized additional operating lease liabilities, net of deferred rent, of $162.8 million. We also recognized corresponding right-of-use operating lease assets of $162.8 million. Finance lease liabilities recognized upon adoption of Topic 842 were $0.8 million and finance right-of-use lease assets were $0.5 million.

Topic 842 significantly expanded the disclosure requirements related to our leasing activities. Additional information and disclosures required by Topic 842 are presented in note 10 to these condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Entities may use a full retrospective approach or report on the cumulative effect as of the date of adoption. We adopted this standard effective January 1, 2018 using the full retrospective transition method. As described above and in note 10 to these condensed consolidated financial statements, we adopted Topic 842 on January 1, 2019. We recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 842. Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. Our contracts with customers generally do not include multiple performance obligations. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

In the table below, revenue as presented in our condensed consolidated statement of income for the three month period ended March 31, 2019 and 2018 is summarized by type and by the applicable accounting standard.

	Three Month Period Ended March 31,
	2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$ 153,350	$ 274	$ 153,624	$ 123,734	$ 522	$ 124,256
Re-rent revenue	6,036	─	6,036	5,105	─	5,105
Ancillary and other rental revenues:
Delivery and pick-up	─	8,982	8,982	─	7,677	7,677
Other	7,487	─	7,487	─	─	─
Total ancillary rental revenues	7,487	8,982	16,469	─	7,677	7,677
Total equipment rental revenues	166,873	9,256	176,129	128,839	8,199	137,038
New equipment sales	─	59,103	59,103	─	46,493	46,493
Used equipment sales	─	29,634	29,634	─	24,853	24,853
Parts sales	─	30,428	30,428	─	28,151	28,151
Service revenues	─	15,568	15,568	─	15,036	15,036
Other	─	2,776	2,776	6,267	2,644	8,911
Total revenues	$ 166,873	$146,765	$ 313,638	$ 135,106	$ 125,376	$ 260,482

Revenues by reporting segment are presented in note 11 of our condensed consolidated financial statements, using the revenue captions reflected in our consolidated statements of income. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segments in note 11, depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

Lease revenues (Topic 842)

Owned Equipment Rentals: Owned equipment rentals represent revenues from renting equipment. We account for these rental contracts as operating leases. We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, we record unbilled rental revenues and deferred rental revenues at the end of reporting periods so rental revenues earned is appropriately stated for the periods presented.

Re-rent revenue: Re-rent revenue reflects revenues from equipment that we rent from vendors and then rent to our customers. We account for such rentals as subleases. The accounting for re-rent revenue is the same as the accounting for owned equipment rentals described above.

“Other” equipment rental revenue is primarily comprised of (i) revenue from customers who purchase insurance to protect against potential damages or loss the equipment they rent, (ii) environmental charges associated with the rental of equipment, and (iii) fuel recovery fees charged to customers. Fuel consumption charges are recognized upon return of the rental equipment when fuel consumption by the customer, if any, can be measured. Income from environmental fees and damage waiver insurance policies are recognized when earned over the period the equipment is rented. Prior to our adoption of Topic 842 on January 1, 2019, these revenue items were included in other revenues as shown in the table above for the three month period ended March 31, 2018.

Revenues from contracts with customers (Topic 606)

The accounting for the types of revenues accounted for pursuant to Topic 606 are discussed below. Substantially all of our revenues under Topic 606 are recognized at a point-in-time rather than over time.

Rental revenues: An insignificant portion of our total equipment rental revenues are recognized pursuant to Topic 606 rather than pursuant to Topic 842. These revenues represent services performed by us in connection with the rental of equipment and are comprised of customer training fees on rented equipment and erection and dismantling services on rental equipment. Revenues for these services are recognized upon completion of such services. See discussion above regarding rental revenues recognized pursuant to Topic 842.

Delivery and pick-up: Delivery and pick-up revenue associated with renting equipment is recognized when the service is performed.

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

Other revenues: Other revenues relate primarily to hauling fees for transporting equipment sold to and from the customer and ancillary charges associated with equipment maintenance and repair services. Such revenues are recognized at the time the services are performed.

Receivables and contract assets and liabilities

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for doubtful accounts address our total revenues from Topic 606 and Topic 842.

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

We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the three month periods ended March 31, 2019 and 2018 were approximately 0.4% and 0.3%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three month periods ended March 31, 2019 or 2018 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three month periods ended March 31, 2019 and 2018 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019.

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

The aggregate consideration paid to the pre-acquisition owners of CEC was approximately $132.4 million. The acquisition and related fees and expenses were funded through available cash. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

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

Total CEC acquisition costs were $1.0 million. Since our acquisition of CEC on January 1, 2018, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired CEC locations, and it is impractical to reasonably estimate the amount of CEC revenues and earnings since the acquisition date.

  Rental, LLC (dba “Rental Inc.”)

Effective April 1, 2018, we completed the acquisition of Rental Inc., a non-residential equipment rental and distribution company with five branches located in Alabama, Florida and Western Georgia.   The acquisition expands our presence in the surrounding markets.

The aggregate consideration paid to the owners of Rental Inc. was approximately $68.6 million. The acquisition and related fees and expenses were funded through available cash and from borrowings under our Credit Facility (as defined below). The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date.

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

  Included in the total goodwill amount of $29.6 million is approximately $3.4 million of accrued purchase price consideration that is to be paid to the sellers pursuant to the terms of the purchase agreement among the parties named thereto. The level of goodwill that resulted from the Rental Inc. acquisition is primarily reflective of Rental Inc.’s going-concern value, the value of Rental Inc.’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total Rental Inc. acquisition costs were approximately $0.3 million. Since our acquisition of Rental Inc. on April 1, 2018, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired Rental Inc. locations, and it is impractical to reasonably estimate the amount of Rental Inc. revenues and earnings since the acquisition date.

2019 Acquisition

Cobra Equipment Rentals LLC (dba “We-Rent-It”)

Effective February 1, 2019, we completed the acquisition of We-Rent-It (“WRI”), an equipment rental company with six branches located in central Texas. The acquisition expands our presence in the surrounding markets.

The aggregate consideration paid to the owners of WRI was approximately $108.5 million. The acquisition and related fees and expenses were funded from borrowings under our Credit Facility (defined below). The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date. The amounts presented below are preliminary and are subject to change.

$’s in thousands

Cash	$ 1,745
Accounts receivable	5,149
Inventory	873
Prepaid expenses and other assets	544
Rental equipment	53,242
Property and equipment	3,959
Other assets	21
Intangible assets (1)	7,300
Total identifiable assets acquired	72,833
Accounts payable	(115)
Accrued expenses payable and other liabilities	(874)
Total liabilities assumed	(989)
Net identifiable assets acquired	71,844
Goodwill	36,647
Net assets acquired	$ 108,491

(1)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$ 7,300	10

The analysis of assigning the above $36.6 million goodwill among our six goodwill reporting units has not been finalized. The level of goodwill that resulted from the WRI acquisition is primarily reflective of WRI’s going-concern value, the value of WRI’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total WRI acquisition costs were $0.3 million. Total revenues attributable to WRI since the February 1, 2019 acquisition were $5.9 million for the three month period ended March 31 2019. Estimated net income attributable to WRI since the acquisition was approximately $0.8 million, or $0.02 per share, for the three month period ended March 31, 2019. It should be noted that as we integrate WRI into H&E’s operations, significant amounts of rental fleet will be moved between H&E locations and WRI locations, such that reasonably estimating WRI acquisition revenues and earnings will likely become impractical to do.

Pro forma financial information

We completed the CEC acquisition on January 1, 2018. Therefore, the operating results of CEC are included in our reported condensed consolidated statements of income for the full three month periods ended March 31, 2019 and 2018. We completed the Rental Inc. acquisition on April 1, 2018. Therefore, our reported condensed consolidated statements of income for the three month period ended March 31, 2018 do not include Rental Inc. for the period January 1, 2018 through March 31, 2018.  We completed the We-Rent-It acquisition on February 1, 2019. Therefore, our reported condensed consolidated statements includes We-Rent-It for the period of February 1, 2019 through March 31, 2019.

Pursuant to ASC 805, pro forma disclosures should be repeated whenever the year or interim period of the acquisition is presented. Since the CEC acquisition was completed in the first quarter of 2018, the pro forma information below gives effect to the CEC acquisition as if the acquisition occurred on January 1, 2017 (the CEC pro forma acquisition date) for the three month period ended March 31, 2017.

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

The pro forma information below gives effect to the WRI acquisition as if it had been completed on January 1, 2018 (the WRI pro forma acquisition date). Because the Rental Inc. acquisition occurred in the second quarter of 2018 and the acquisition is not included in our condensed consolidated statements of income for the three month period March 31, 2018, pro forma information, pursuant to ASC 805, is not required to be presented in this Quarterly Report on Form 10-Q.

The pro forma information below is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The tables below present unaudited pro forma consolidated statements of income information for the three month period ended March 31, 2018 as if WRI was included in our consolidated results for the entire period presented.

	(amounts in thousands, except per share data)
	Three Month Period Ended March 31, 2018
	H&E(1)	We-Rent-It	Total
Total revenues	$260,482	$7,587	$268,069

Pretax income	13,068	784	13,852
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(250)	(250)
Intangible asset amortization (3)	—	(122)	(122)
Interest expense (4)	—	(1,356)	(1,356)
Elimination of historic interest expense (5)	—	80	80
Pro forma pretax income (loss)	13,068	(864)	12,204
Income tax expense (benefit)	3,590	(235)	3,355
Net income (loss)	$ 9,478	$ (629)	$8,849
Net income (loss) per share – basic	$ 0.27	$(0.02)	$ 0.25
Net income (loss) per share - diluted	$ 0.26	$(0.02)	$ 0.25

(1)	Amounts presented above for “H&E” are derived from the Company’s consolidated statements of income in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2018.

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisition.

(3)	Represents the amortization of the intangible asset acquired in the acquisition.

(4)	Interest expense was adjusted to reflect the additional debt resulting from the acquisition.

(5)	Represents the elimination of historic debt of WRI that is not part of the combined entity.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2019 and December 31, 2018 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	March 31, 2019
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.50% (Level 3)	$26,350	$22,281
Senior unsecured notes with interest computed at 5.625% (Level 2)	944,977	947,625
Letter of credit (Level 3)	—	97

	December 31, 2018
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.50% (Level 3)	$23,666	$19,870
Senior unsecured notes with interest computed at 5.625% (Level 2)	944,780	871,625
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	726	330
Letter of credit (Level 3)	—	116

   During the three month period ended March 31, 2019 and 2018, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three month period ended March 31, 2019 and March 31, 2018, respectively (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2018	39,748,562	$396	$231,174	$(63,099)	$88,332	$256,803
Stock-based compensation	—	—	1,188	—	—	1,188
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,793)	(9,793)
Issuance of common stock, net of forfeitures	59,510	1		—	—	1
Repurchase of 14,272 shares of restricted common stock	—	—	—	(387)	—	(387)
Cumulative effect adjustment pursuant to the adoption of ASC 842	—	—	—	—	(56)	(56)
Net income	—	—	—	—	14,243	14,243
Balances at March 31, 2019	39,808,072	$397	$232,362	$(63,486)	$92,726	$261,999

Balances at December 31, 2017	39,623,773	$395	$227,070	$(61,749)	$51,077	$216,793
Stock-based compensation	—	—	1,319	—	—	1,319
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,845)	(9,845)
Issuance of common stock, net of forfeitures	9,534	—	—	—	—	—
Net income	—	—	—	—	9,478	9,478
Balances at March 31, 2018	39,633,307	$395	$228,389	$(61,749)	$50,710	$217,745

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,760,106 shares as of March 31, 2019.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2018	379,559	$25.87
Granted	20,923	$26.77
Vested	(57,296)	$21.60
Forfeited	(25,120)	$19.80
Non-vested stock at March 31, 2019	318,066	$27.18

As of March 31, 2019, we had unrecognized compensation expense of approximately $4.2 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.7 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018
Compensation expense	$1,188	$1,319

(7) Income per Share

Income per common share for the three months ended March 31, 2019 and 2018 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.7% of total outstanding shares for each of the three months ended March 31, 2019 and 2018, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2019 and 2018 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Basic net income per share:
Net income	$14,243	$9,478
Weighted average number of common shares outstanding	35,787	35,592
Net income per share of common stock – basic	$0.40	$0.27
Diluted net income per share:
Net income	$14,243	$9,478
Weighted average number of common shares outstanding	35,787	35,592
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	186	287
Weighted average number of common shares outstanding – diluted	35,973	35,879
Net income per share of common stock – diluted	$0.40	$0.26
Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	37	—

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

 As of March 31, 2019, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At March 31, 2019, we had $265.6 million of borrowings outstanding under the Credit Facility and could borrow up to approximately $476.7 million and remain in compliance with the debt covenants under the Credit Facility. At April 22, 2019, we had $462.1 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of March 31, 2019, we were in compliance with these covenants.

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

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2017	$944,088
Accretion of discount through December 31, 2018	1,539
Amortization of note premium through December 31, 2018	(1,062)
Additional deferred financing costs on New Notes	(97)
Amortization of deferred financing costs through December 31, 2018	312
Balance at December 31, 2018	$944,780
Accretion of discount through March 31, 2019	385
Amortization of note premium through March 31, 2019	(265)
Amortization of deferred financing costs through March 31, 2019	77
Balance at March 31, 2019	$944,977

(10) Leases

We adopted Topic 842 on January 1, 2019. Because we adopted Topic 842 using the transition method that allowed us to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, prior year financial statements were not recast under the new standard and, therefore, those prior year amounts are not presented below.

Our lease portfolio is substantially comprised of operating leases related to leases of real estate and improvements at 84 of our 96 branch locations as of March 31, 2019. From time to time, we may also lease various types of small equipment and vehicles. Such leases are typically immaterial to our consolidated financial statements.

For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when such renewal options and/or termination options are reasonably certain of exercise. We do not separate lease and nonlease components of contracts.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

At March 31, 2019, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $166.3 million and net finance lease right-of-use assets of $0.5 million. Our operating lease liabilities at March 31, 2019 were $168.6 million and finance lease liabilities were $0.7 million. The weighted average remaining lease term for operating leases was approximately 11.2 years and the weighted average remaining lease term for finance leases was approximately 3.0 years. The weighted average discount rate for operating and finance leases was approximately 6.9% and 5.9%, respectively.

The table below presents certain information related to lease costs for our operating and finance leases for the three month period ended March 31, 2019 (in thousands).

	Classification
Operating lease cost	SG&A expenses	$ 5,575
Finance lease cost
Amortization of leased assets	SG&A expenses	41
Interest of lease liabilities	Interest expense	11
Variable lease cost	SG&A expenses	124
Sublease income	Other income	(120)
Total lease cost		$ 5,631

The table below presents supplemental cash flow information related to leases for the three month period ended March 31, 2019 (in thousands).

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$ 5,429
Operating cash flows for finance leases	11
Finance cash flows for finance leases	57

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on our condensed consolidated balance sheet as of March 31, 2019 (in thousands).

	Operating Leases	Finance Leases
2019	$ 16,533	$ 203
2020	21,976	270
2021	21,921	270
2022	21,867	45
2023	21,823	̶
Thereafter	138,106	̶
Total minimum lease payments	242,226	788
Less: amount of lease payments representing interest	(73,647)	(63)
Present value of future minimum lease payments	$ 168,579	$ 725

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Segment Revenues:
Equipment rentals	$176,129	$143,305
New equipment sales	59,103	46,493
Used equipment sales	29,634	24,853
Parts sales	30,428	28,151
Services revenues	15,568	15,036
Total segmented revenues	310,862	257,838
Non-segmented revenues	2,776	2,644
Total revenues	$313,638	$260,482
Segment Gross Profit:
Equipment rentals	$77,938	$61,899
New equipment sales	7,004	5,648
Used equipment sales	10,622	7,916
Parts sales	8,139	7,534
Services revenues	10,564	9,986
Total segmented gross profit	114,267	92,983
Non-segmented gross loss	(567)	(398)
Total gross profit	$113,700	$92,585

	Balances at
	March 31,	December 31,
	2019	2018
Segment identified assets:
Equipment sales	$122,833	$86,583
Equipment rentals	1,189,677	1,141,498
Parts and services	19,545	18,015
Total segment identified assets	1,332,055	1,246,096
Non-segment identified assets	673,537	481,085
Total assets	$2,005,592	$1,727,181

The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2019 and 2018 were 0.3% and 0.4%, respectively, of total revenues.  No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$6,442	$—	$—	$6,442
Receivables, net	162,111	26,232	—	188,343
Inventories, net	128,334	14,045	—	142,379
Prepaid expenses and other assets	12,512	134	—	12,646
Rental equipment, net	1,034,246	155,431	—	1,189,677
Property and equipment, net	101,467	17,292	—	118,759
Operating lease right-of-use assets, net	144,630	21,663	—	166,293
Finance lease right-of-use assets, net	—	487	—	487
Deferred financing costs, net	3,347	—	—	3,347
Investment in guarantor subsidiaries	235,830	—	(235,830)	—
Intangible assets, net	34,729	—	—	34,729
Goodwill	112,964	29,526	—	142,490
Total assets	$1,976,612	$264,810	$(235,830)	$2,005,592
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$265,647	$—	$—	$265,647
Accounts payable	105,984	9,510	—	115,494
Manufacturer flooring plans payable	26,350	—	—	26,350
Accrued expenses payable and other liabilities	64,947	(3,325)	—	61,622
Dividends payable	147	(54)	—	93
Senior unsecured notes, net	944,977	—	—	944,977
Operating lease right-of-use liabilities	146,455	22,124	—	168,579
Finance lease right-of-use liabilities	—	725	—	725
Deferred income taxes	158,090	—	—	158,090
Deferred compensation payable	2,016	—	—	2,016
Total liabilities	1,714,613	28,980	—	1,743,593
Stockholders’ equity	261,999	235,830	(235,830)	261,999
Total liabilities and stockholders’ equity	$1,976,612	$264,810	$(235,830)	$2,005,592

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$16,677	$—	$—	$16,677
Receivables, net	166,393	35,163	—	201,556
Inventories, net	94,483	10,115	—	104,598
Prepaid expenses and other assets	10,382	126	—	10,508
Rental equipment, net	983,281	158,217	—	1,141,498
Property and equipment, net	98,251	16,870	—	115,121
Deferred financing costs, net	3,000	—	—	3,000
Investment in guarantor subsidiaries	246,309	—	(246,309)	—
Intangible assets, net	28,380	—		28,380
Goodwill	76,317	29,526	—	105,843
Total assets	$1,723,473	$250,017	$(246,309)	$1,727,181
Liabilities and Stockholders’ Equity:
Amounts due under senior secured credit facility	$170,761	$—	$—	$170,761
Accounts payable	95,866	5,974	—	101,840
Manufacturer flooring plans payable	23,178	488	—	23,666
Accrued expenses payable and other liabilities	76,798	(3,427)	—	73,371
Dividends payable	185	(53)	—	132
Senior unsecured notes, net	944,780	—	—	944,780
Capital leases payable	—	726	—	726
Deferred income taxes	153,113	—	—	153,113
Deferred compensation payable	1,989	—	—	1,989
Total liabilities	1,466,670	3,708	—	1,470,378
Stockholders’ equity	256,803	246,309	(246,309)	256,803
Total liabilities and stockholders’ equity	$1,723,473	$250,017	$(246,309)	$1,727,181

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$153,533	$22,596	$—	$176,129
New equipment sales	52,575	6,528	—	59,103
Used equipment sales	25,212	4,422	—	29,634
Parts sales	26,554	3,874	—	30,428
Services revenues	13,166	2,402	—	15,568
Other	1,393	1,383	—	2,776
Total revenues	272,433	41,205	—	313,638
Cost of revenues:
Rental depreciation	49,263	7,885	—	57,148
Rental expense	21,152	3,616	—	24,768
Rental other	14,063	2,212		16,275
	84,478	13,713	—	98,191
New equipment sales	46,460	5,639	—	52,099
Used equipment sales	16,211	2,801	—	19,012
Parts sales	19,591	2,698	—	22,289
Services revenues	4,282	722	—	5,004
Other	2,710	633	—	3,343
Total cost of revenues	173,732	26,206	—	199,938
Gross profit (loss):
Equipment rentals	69,055	8,883	—	77,938
New equipment sales	6,115	889	—	7,004
Used equipment sales	9,001	1,621	—	10,622
Parts sales	6,963	1,176	—	8,139
Services revenues	8,884	1,680	—	10,564
Other	(1,317)	750	—	(567)
Gross profit	98,701	14,999	—	113,700
Selling, general and administrative expenses	68,556	10,091	—	78,647
Merger costs	119	—	—	119
Equity in earnings of guarantor subsidiaries	1,724	—	(1,724)	—
Gain on sales of property and equipment, net	707	34	—	741
Income from operations	32,457	4,942	(1,724)	35,675
Other income (expense):
Interest expense	(13,562)	(3,293)	—	(16,855)
Other, net	457	75	—	532
Total other expense, net	(13,105)	(3,218)	—	(16,323)
Income before income taxes	19,352	1,724	(1,724)	19,352
Income tax expense	5,109	—	—	5,109
Net income	$14,243	$1,724	$(1,724)	$14,243

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$117,184	$19,854	$—	$137,038
New equipment sales	39,901	6,592	—	46,493
Used equipment sales	20,226	4,627	—	24,853
Parts sales	24,347	3,804	—	28,151
Services revenues	12,782	2,254	—	15,036
Other	7,592	1,319	—	8,911
Total revenues	222,032	38,450	—	260,482
Cost of revenues:
Rental depreciation	39,559	6,910	—	46,469
Rental expense	18,261	3,011	—	21,272
Rental other	9,889	2,211		12,100
	67,709	12,132	—	79,841
New equipment sales	35,083	5,762	—	40,845
Used equipment sales	13,832	3,105	—	16,937
Parts sales	17,956	2,661	—	20,617
Services revenues	4,361	689	—	5,050
Other	4,027	580	—	4,607
Total cost of revenues	142,968	24,929	—	167,897
Gross profit (loss):
Equipment rentals	49,475	7,722	—	57,197
New equipment sales	4,818	830	—	5,648
Used equipment sales	6,394	1,522	—	7,916
Parts sales	6,391	1,143	—	7,534
Services revenues	8,421	1,565	—	9,986
Other	3,565	739	—	4,304
Gross profit	79,064	13,521	—	92,585
Selling, general and administrative expenses	55,009	10,871	—	65,880
Merger costs	152	—	—	152
Equity in earnings of guarantor subsidiaries	458	—	(458)	—
Gain on sales of property and equipment, net	714	59	—	773
Income from operations	25,075	2,709	(458)	27,326
Other income (expense):
Interest expense	(12,349)	(2,304)	—	(14,653)
Other, net	342	53	—	395
Total other expense, net	(12,007)	(2,251)	—	(14,258)
Income before income taxes	13,068	458	(458)	13,068
Income tax benefit	3,590	—	—	3,590
Net income	$9,478	$458	$(458)	$9,478

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$14,243	$1,724	$(1,724)	$14,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	5,692	787	—	6,479
Depreciation of rental equipment	49,263	7,885	—	57,148
Amortization of finance lease right-of-use assets	—	41	—	41
Amortization of intangible assets	952	—	—	952
Amortization of deferred financing costs	254	—	—	254
Accretion of note discount, net of premium amortization	120	—	—	120
Operating lease right-of-use liabilities, net	113	33		146
Provision for losses on accounts receivable	1,112	189	—	1,301
Provision for inventory obsolescence	42	—	—	42
Change in deferred income taxes	4,977	—	—	4,977
Stock-based compensation expense	1,188	—	—	1,188
Gain from sales of property and equipment, net	(707)	(34)	—	(741)
Gain from sales of rental equipment, net	(9,004)	(1,617)	—	(10,621)
Equity in earnings of guarantor subsidiaries	(1,724)	—	1,724	—
Changes in operating assets and liabilities:
Receivables	8,863	8,742	—	17,605
Inventories	(51,703)	(6,359)	—	(58,062)
Prepaid expenses and other assets	(2,109)	(8)	—	(2,117)
Accounts payable	10,003	3,536	—	13,539
Manufacturer flooring plans payable	3,172	(488)	—	2,684
Accrued expenses payable and other liabilities	(10,667)	530	—	(10,137)
Deferred compensation payable	27	—	—	27
Net cash provided by operating activities	24,107	14,961	—	39,068
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(106,746)	—		(106,746)
Purchases of property and equipment	(5,446)	(1,775)	—	(7,221)
Purchases of rental equipment	(43,311)	(5,333)	—	(48,644)
Proceeds from sales of property and equipment	859	72	—	931
Proceeds from sales of rental equipment	24,012	4,280	—	28,292
Investment in subsidiaries	12,203	—	(12,203)	—
Net cash used in investing activities.	(118,429)	(2,756)	(12,203)	(133,388)
Cash flows from financing activities:
Borrowings on senior secured credit facility	447,503	—	—	447,503
Payments on senior secured credit facility	(352,617)	—	—	(352,617)
Dividends paid	(9,831)	(1)	—	(9,832)
Purchases of treasury stock	(387)	—	—	(387)
Payment of deferred financing costs	(525)	—	—	(525)
Payments on finance lease obligations	(56)	(1)	—	(57)
Capital contributions	—	(12,203)	12,203	—
Net cash provided by (used in) financing activities	84,087	(12,205)	12,203	84,085
Net decrease in cash	(10,235)	—	—	(10,235)
Cash, beginning of period	16,677	—	—	16,677
Cash, end of period	$6,442	$—	$—	$6,442

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$9,478	$458	$(458)	$9,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	5,163	721	—	5,884
Depreciation of rental equipment	39,559	6,910	—	46,469
Amortization of intangible assets	705			705
Amortization of deferred financing costs	289	—	—	289
Accretion of note discount, net of premium amortization	120	—	—	120
Provision for losses on accounts receivable	593	224	—	817
Provision for inventory obsolescence	67	—	—	67
Change in deferred income taxes	4,456	—	—	4,456
Stock-based compensation expense	1,319	—	—	1,319
Gain from sales of property and equipment, net	(714)	(59)	—	(773)
Gain from sales of rental equipment, net	(6,228)	(1,517)	—	(7,745)
Equity in earnings of guarantor subsidiaries	(458)	—	458	—
Changes in operating assets and liabilities:
Receivables	11,687	10,727	—	22,414
Inventories	(78,456)	(10,218)	—	(88,674)
Prepaid expenses and other assets	(2,175)	(62)	—	(2,237)
Accounts payable	45,770	(386)	—	45,384
Manufacturer flooring plans payable	7,143	(1,033)	—	6,110
Accrued expenses payable and other liabilities	(15,286)	(513)	—	(15,799)
Deferred compensation payable	22	—	—	22
Net cash provided by operating activities	23,054	5,252	—	28,306
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(125,207)	—	—	(125,207)
Purchases of property and equipment	(4,301)	(204)	—	(4,505)
Purchases of rental equipment	(36,688)	(3,966)	—	(40,654)
Proceeds from sales of property and equipment	726	59	—	785
Proceeds from sales of rental equipment	18,901	4,529	—	23,430
Investment in subsidiaries	5,613	—	(5,613)	—
Net cash provided by (used in) investing activities	(140,956)	418	(5,613)	(146,151)
Cash flows from financing activities:
Borrowings on senior secured credit facility	294,229	—	—	294,229
Payments on senior secured credit facility	(294,229)	—	—	(294,229)
Dividends paid	(9,804)	—	—	(9,804)
Payments of deferred financing costs	(88)	—	—	(88)
Payments on capital lease obligations	—	(57)	—	(57)
Capital contributions	—	(5,613)	5,613	—
Net cash used in financing activities	(9,892)	(5,670)	5,613	(9,949)
Net decrease in cash	(127,794)	—	—	(127,794)
Cash, beginning of period	165,878	—	—	165,878
Cash, end of period	$38,084	$—	$—	$38,084

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2019, and its results of operations for the three month period ended March 31, 2019, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of April 22, 2019, we operated 96 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Effective January 1, 2018, we completed the acquisition of Contractors Equipment Center (“CEC”), a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations. Effective April 1, 2018, we completed the acquisition of Rental, Inc., a privately-held equipment rental and distribution company with five branch locations in Alabama and Florida. Effective February 1, 2019, we completed the acquisition of We-Rent-It, a privately-held equipment rental company with six branch locations in Central Texas.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three month period ended March 31, 2019, except as disclosed in note 2 related to new lease accounting guidance adopted on January 1, 2019. Our critical accounting policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill, intangible assets, rental equipment and right-of-use lease assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Our non-segmented revenues and costs relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments.

For additional information about our business segments, see note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three month period ended March 31, 2019, approximately 56.2% of our total revenues were attributable to equipment rentals, 18.8% of our total revenues were attributable to new equipment sales, 9.4% were attributable to used equipment sales, 9.7% were attributable to parts sales, 5.0% were attributable to our services revenues and 0.9% were attributable to non-segmented other revenues.

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

Our non-segmented revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments.

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three month period ended March 31, 2019, our total cost of revenues was $199.9 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three month period ended March 31, 2019, our selling, general and administrative expenses were $78.6 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Our non-segmented costs relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2019 was $1.2 billion, or approximately 59.3% of our total assets. Our rental fleet as of March 31, 2019 consisted of 42,475 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.9 billion. As of March 31, 2019, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	27,984	65.9%	$1,197.6	64.8%	38.5
Cranes	245	0.6%	88.5	4.8%	58.9
Earthmoving	4,760	11.3%	407.1	22.0%	27.2
Industrial Lift Trucks	1,257	2.9%	38.5	2.1%	29.1
Other	8,229	19.4%	120.6	6.4%	28.8
Total	42,475	100.0%	$1,852.3	100.0%	35.2

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

The original acquisition cost of our gross rental fleet increased by approximately $88.8 million, or 5.0%, for the three month period ended March 31, 2019, largely reflective of the We-Rent-It acquired fleet. The average age of our rental fleet equipment increased by approximately 0.7 months for the three month period ended March 31, 2019.

Our average rental rates for the three month period ended March 31, 2019 were 2.3% higher than in the three month period ended March 31, 2018 and approximately 0.3% higher than the three month period ended December 31, 2018 (see further discussion on rental rates in “Results of Operations” below). Our average rental rates for the three month period ended March 31, 2018 do not include rental rate data for legacy We-Rent-It operations for February and March 2019 or the rental rate data for legacy CEC operations for the three month period ended March 31, 2018.

The rental equipment mix among our four core product lines for the three months ended March 31, 2019 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 46 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2019 and 2018. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

As discussed further in note 2 to these condensed consolidated financial statements, upon our adoption of Topic 842 as of January 1, 2019 using a transition method that allowed us not to recast prior periods, certain ancillary revenues and related cost of sales associated with our rental activities, such as damage waiver income, environmental fees and other recovery fees, that have been historically presented within Other Revenues and Other Cost of Sales, are presented within Rental Revenues and Rental Other Cost of Sales beginning January 1, 2019. As a result, Rental Revenues, as presented in our condensed consolidated statements of income in this Report on Form 10-Q for the three month period ended March 31, 2018, do not include these revenues and related cost of sales, as they are included within Other Revenues and Other Cost of Sales.

As disclosed in note 1 to these condensed consolidated financial statements, we have historically presented hauling revenues and related cost of sales associated with our equipment rental activities within Other Revenues and Other Cost of Sales. This presentation did not change upon our adoption of Topic 606 on January 1, 2018 as hauling activities are deemed a separate performance obligation under Topic 606 and SEC Regulation S-X permitted flexibility in the presentation of such revenues. However, given the presentation changes required by Topic 842 as described above and in note 2 to these condensed consolidated financial statements, we believe that including equipment rental hauling revenues and related costs of sales within Rental Other Revenues and Rental Other Cost of Sales results in a more meaningful presentation and analysis of our equipment rental activities. In accordance with SEC Regulation S-X, the reclassification of equipment rental hauling revenues and related cost of sales from Other Revenues and Other Cost of Sales to Rental Revenues and Rental Other Cost of Sales are presented on a retrospective basis, meaning our condensed consolidated statements of income for the three month periods ended March 31, 2019 and 2018 include hauling revenues and related costs of sales presented within Equipment Rental Revenues and Rental Other Cost of Sales.

The following table (1) reconciles our Revenues, Cost of Sales, Gross Profit and resulting gross margin for our historical condensed consolidated statements of income for the three month period ended March 31, 2018 to the presentation in this Quarterly Report on Form 10-Q, reflecting the retrospective presentation of rental hauling fees and related cost of sales, and (2) reconciles our Revenues, Cost of Sales, Gross Profit and resulting gross margin for the three month period ended March 31, 2018 as presented in this Quarterly Report on Form 10-Q to an “As Adjusted” basis to conform the prior year presentation to the current year presentation of Revenues, Cost of Sales, and resulting gross profit and gross margin for the three month period ended March 31, 2019 as presented in this Quarterly Report on Form 10-Q, reflecting the line item presentation changes required by Topic 842.

$'s in thousands	Quarter Ended March 31, 2018					Quarter Ended March 31, 2019
	As Previously Reported	Hauling Fees	As Currently Reported	Other Rental Fees	As Adjusted	As Currently Reported
REVENUES
Equipment rentals(1)
Rentals	$ 129,361	$ -	$ 129,361	$ -	$ 129,361	$ 159,660
Rentals other	-	7,677	7,677	6,267	13,944	16,469
Total equipment rentals	129,361	7,677	137,038	6,267	143,305	176,129
New equipment sales	46,493	-	46,493	-	46,493	59,103
Used equipment sales	24,853	-	24,853	-	24,853	29,634
Parts sales	28,151	-	28,151	-	28,151	30,428
Services revenues	15,036	-	15,036	-	15,036	15,568
Other	16,588	(7,677)	8,911	(6,267)	2,644	2,776
Total revenues	260,482	-	260,482	-	260,482	313,638

COST OF REVENUES
Rental depreciation	46,469	-	46,469	-	46,469	57,148
Rental expense	21,272	-	21,272	-	21,272	24,768
Rental other	-	12,100	12,100	1,565	13,665	16,275
	67,741	12,100	79,841	1,565	81,406	98,191
New equipment sales	40,845	-	40,845	-	40,845	52,099

Used equipment sales	16,937	-	16,937	-	16,937	19,012
Parts sales	20,617	-	20,617	-	20,617	22,289
Services revenues	5,050	-	5,050	-	5,050	5,004
Other	16,707	(12,100)	4,607	(1,565)	3,042	3,343
Total cost of revenues	167,897	-	167,897	-	167,897	199,938

GROSS PROFIT
Equipment rentals
Rentals	61,620	-	61,620	-	61,620	77,744
Rentals other	-	(4,423)	(4,423)	4,702	279	194
	61,620	(4,423)	57,197	4,702	61,899	77,938
New equipment sales	5,648	-	5,648	-	5,648	7,004
Used equipment sales	7,916	-	7,916	-	7,916	10,622
Parts sales	7,534	-	7,534	-	7,534	8,139
Services revenues	9,986	-	9,986	-	9,986	10,564
Other	(119)	4,423	4,304	(4,702)	(398)	(567)
Total gross profit	$ 92,585	$ -	$ 92,585	$ -	$ 92,585	$ 113,700

GROSS MARGIN
Equipment rentals
Rentals	47.63%	-	47.63%	-	47.63%	48.69%
Rentals other	-	-57.61%	-57.61%	75.03%	2.00%	1.18%
	47.63%	-57.61%	41.74%	75.03%	43.19%	44.25%
New equipment sales	12.15%	-	12.15%	-	12.15%	11.85%
Used equipment sales	31.85%	-	31.85%	-	31.85%	35.84%
Parts sales	26.76%	-	26.76%	-	26.76%	26.75%
Services revenues	66.41%	-	66.41%	-	66.41%	67.86%
Other	-0.72%	57.61%	48.30%	-75.03%	-15.05%	-20.43%
Total gross margin	35.54%	-	35.54%	-	35.54%	36.25%
_____________
(1)

Pursuant to SEC Regulation S-X, our equipment rental revenues, as presented in our condensed consolidated statements of income in this Quarterly Report on Form 10-Q, are aggregated and presented in a single line item, “Equipment Rentals”. The above table disaggregates our equipment rental revenues for discussion and analysis purposes only.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

To enhance period-to-period comparability of our revenues and gross profit, the tabular information below is derived from the table above. Our revenues and gross profit for the three month period ended March 31, 2018 are presented on an “As Adjusted” basis.

Revenues.

	Three Months Ended
	March 31,		Total	Total
	2019	2018 As Adjusted	Dollar Increase	Percentage Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$159,660	$129,361	$30,299	23.4%
Rentals other	16,469	13,944	2,525	18.1%
Total equipment rentals	176,129	143,305	32,824	22.9%
New equipment sales	59,103	46,493	12,610	27.1%
Used equipment sales	29,634	24,853	4,781	19.2%
Parts sales	30,428	28,151	2,277	8.1%
Services revenues	15,568	15,036	532	3.5%
Non-Segmented revenues	2,776	2,644	132	5.0%
Total revenues	$313,638	$260,482	$53,156	20.4%

Total Revenues. Our total revenues were approximately $313.6 million for the three month period ended March 31, 2019 compared to $260.5 million for the three month period ended March 31, 2018, an increase of $53.2 million, or 20.4%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three month period ended March 31, 2019 increased approximately $32.8 million, or 22.9%, to $176.1 million from $143.3 million in the three month period ended March 31, 2018, as adjusted. The increase in equipment rental revenues was largely due to increased demand, combined with the impact of the Rental Inc. and WRI locations acquired on April 1, 2018 and February 1, 2019, respectively.

Rentals: Rental revenues increased $30.3 million, or 23.4%, to $159.7 million for the three month period ended March 31, 2019 compared to $129.4 million for the three month period ended March 31, 2018. Rental revenues from aerial work platform equipment increased $21.3 million while earthmoving equipment rental revenues increased $8.2 million. Other equipment rental revenues increased $3.1 million. Lift truck equipment rental revenues and crane rental revenues increased $1.2 million and $0.1 million, respectively. These product line equipment rental revenue fluctuations do not include the impact of legacy WRI equipment rental revenues for the current year period or legacy CEC equipment rental revenues for the prior year period. WRI rental revenue data by product line is expected to be available beginning in the second quarter of 2019. CEC rental revenue data by product line became available in the second quarter of 2018.

Our average rental rates for the three month period ended March 31, 2019 increased 2.3% compared to the same three month period last year and increased approximately 0.3% from the three month period ended December 31, 2018. Our average rental rates for the three month period ended March 31, 2019 do not include rental rate data for legacy WRI operations. Our average rental rates for the three month period ended March 31, 2018 do not include rental rate data for legacy CEC operations. WRI rental rate data is expected to be available beginning in the second quarter of 2019. CEC rental rate data became available in the second quarter of 2018.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2019 was 35.2% compared to 34.7% in the three month period ended March 31, 2018, an increase of 0.5%. The increase in comparative rental equipment dollar utilization was the net result of the increase in equipment rental rates as noted above and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 70.0% for the three month period ended March 31, 2019 compared to 70.4% in the three month period ended March 31, 2018, a decrease of 0.4%.  The decrease in rental equipment time utilization as a percentage of original equipment cost was largely due to a $351.1 million increase, or 23.4%, in our equipment rental fleet since March 31, 2018.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three month period ended March 31, 2019 were $16.5 million compared to $13.9 million for the three month period ended March 31, 2018, as adjusted, an increase of approximately $2.5 million, or 18.1%, primarily due to the increase in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2019 increased $12.6 million, or 27.1%, to $59.1 million from $46.5 million for the three month period ended March 31, 2018. This increase, as noted below, was driven primarily by increased sales of new earthmoving equipment, combined with the new equipment sales revenues from our Rental Inc. locations acquired on April 1, 2018.

Sales of new earthmoving equipment increased $9.7 million, while sales of new aerial work platform equipment and new other equipment increased $2.5 million and $2.3 million, respectively. Partially offsetting these new equipment sales increases was a $1.9 million decrease in new crane sales.

Used Equipment Sales Revenues. Our used equipment sales increased $4.8 million, or 19.2%, to $29.6 million for the three month period ended March 31, 2019, from approximately $24.9 million for the same three month period in 2018. This increase, as noted below, was driven primarily by increased sales of used cranes and used earthmoving equipment, combined with the used equipment sales revenues from our Rental Inc. locations acquired on April 1, 2018.

Sales of used cranes increased $3.3 million and sales of used earthmoving equipment increased $1.9 million. Lift truck used equipment sales increased $0.6 million. Partially offsetting these increases were decreases in used aerial work platform equipment and used other equipment of $0.6 million and $0.4 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the three month period ended March 31, 2019 increased $2.3 million, or 8.1%, to $30.4 million from approximately $28.2 million for the same three month period last year. The increase in parts sales was attributable to increases in parts sales across all product lines and the contribution from the Rental Inc. and WRI locations acquired on April 1, 2018 and February 1, 2019, respectively.

Services Revenues. Our services revenues for the three month period ended March 31, 2019 increased $0.5 million, or 3.5%, to approximately $15.6 million from $15.0 million for the same three month period last year. This increase is primarily due to higher services revenues from the acquired Rental Inc. locations.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended March 31, 2019, our other revenues were approximately $2.8 million, an increase of $0.1 million, or 5.0%, from approximately $2.6 million in the same three month period in 2018, as adjusted.

Gross Profit.

	Three Months Ended
	March 31,		Total	Total
	2019	2018 As Adjusted	Dollar Increase (Decrease)	Percentage Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$77,744	$61,620	$16,124	26.2%
Rentals other	194	279	(85)	(30.5)%
Total equipment rentals	77,938	61,899	16,039	25.9%
New equipment sales	7,004	5,648	1,356	24.0%
Used equipment sales	10,622	7,916	2,706	34.2%
Parts sales	8,139	7,534	605	8.0%
Services revenues	10,564	9,986	578	5.8%
Non-Segmented revenues gross loss	(567)	(398)	(169)	42.5%
Total gross profit	$113,700	$92,585	$21,115	22.8%

Total Gross Profit. Our total gross profit was $113.7 million for the three month period ended March 31, 2019 compared to $92.6 million for the same three month period in 2018, an increase of $21.1 million, or 22.8%. Total gross profit margin for the three month period ended March 31, 2019 was approximately 36.3%, an increase of 0.8% from the 35.5% gross profit margin for the same three month period in 2018. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three month period ended March 31, 2019 increased approximately $16.0 million, or 25.9%, to $78.0 million from $61.9 million in the same three month period in 2018. Total gross profit margin from equipment rentals for the three month period ended March 31, 2019 was approximately 44.3% compared to 43.2% for the same period in 2018, an increase of 1.1%.

Rentals: Rental revenues gross profit increased $16.1 million to $77.7 million for the three month period ended March 31, 2019 compared to $61.6 million for the same three month period in 2018. The gross profit increase was the result of a $30.3 million increase in equipment rental revenues for the three month period ended March 31, 2019 compared to the same period last year, which was partially offset by a $10.7 million increase in rental equipment depreciation expense and a $3.5 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2019 compared to 2018.

Gross profit margin on equipment rentals for the three month period ended March 31, 2019 was approximately 48.7% compared to 47.6% for the same period in 2018, an increase of 1.1%. Depreciation expense was 35.8% of equipment rental revenues for the three month period ended March 31, 2019 compared to 35.9% for the same period in 2018, a decrease of 0.1%. As a percentage of revenues, rental expenses were 15.5% for the three month period ended March 31, 2019 compared to 16.4% for the same period last year, a decrease of 0.9%, resulting primarily from the increase in rental revenues.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three month period ended March 31, 2019 was $0.2 million compared to $0.3 million, as adjusted, for the same period in 2018, a decrease of 0.1%. Gross profit margin was 1.1% for the three month period ended March 31, 2019 compared to 2.0%, as adjusted, for the same period last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2019 increased $1.4 million, or 24.0%, to $7.0 million compared to $5.6 million for the same three month period in 2018 on a total new equipment sales increase of $12.6 million. Gross profit margin on new equipment sales was 11.9% for the three month period ended March 31, 2019, compared to 12.1% for the same period last year, a decrease of 0.2%. The decrease in gross profit margin was primarily due to the mix of new equipment sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2019 increased $2.7 million, or 34.2%, to $10.6 million from $7.9 million in the same period in 2018 on a used equipment sales increase of $4.8 million.

Gross profit margin on used equipment sales for the three month period ended March 31, 2019 was approximately 35.8%, up 3.9% from 31.9% for the same three month period in 2018, primarily as a result of the mix of used equipment sold and higher used earthmoving equipment and used aerial work platform equipment sales gross margins. Our used equipment sales from the rental fleet, which comprised 95.5% and 94.3% of our used equipment sales for the three month periods ended March 31, 2019 and 2018, respectively, were approximately 160.1%  and 149.4% of net book value for the three month periods ended March 31, 2019 and 2018, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended March 31, 2019 was approximately $8.1 million, an increase of $0.6 million, or 8.0%, from gross profit of $7.5 million for the same period last year on a parts sales increase of $2.3 million. Gross profit margin for each of the three month periods ended March 31, 2019 and 2018 was 26.8%.

Services Revenues Gross Profit. For the three month period ended March 31, 2019, our services revenues gross profit increased $0.6 million, or 8.0%, to $10.6 million from $10.0 million for the same three month period in 2018 on a $0.5 million increase in services revenues. Gross profit margin for the three month period ended March 31, 2019 was 67.9%, an increase of 1.5% from approximately 66.4% in the same three month period in 2018, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended March 31, 2019, our other revenues gross loss was $0.6 million compared to a gross loss of $0.4 million, as adjusted, in the same period in 2018.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $12.8 million, or 19.4%, to $78.6 million for the three month period ended March 31, 2019 compared to $65.9 million for the three month period ended March 31, 2018.

Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses increased $7.9 million, primarily as a result of our acquisitions since March 31, 2018, and a larger workforce and higher incentive compensation related to improved profitability. Legal and professional fees increased $0.7 million. Facility rent expenses and repairs and maintenance costs increased $1.4 million and supplies costs increased $0.6 million. Liability insurance costs increased $0.8 million. Depreciation and amortization increased $0.7 million. Approximately $0.7 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2018 (but excluding for this purpose branches acquired as a result of our CEC, Rental Inc. and WRI acquisitions) with less than three months of comparable operations in either or both of the three month periods ended March 31, 2019 and 2018. SG&A expenses as a percentage of total revenues for the three month periods ended March 31, 2019 and 2018 were 25.1% and 25.3%, respectively.

Merger Costs.  Merger costs incurred in the three month period ended March 31, 2019 were approximately $0.1 million compared to $0.2 million in the same period in 2018.

Other Income (Expense). For the three month period ended March 31, 2019, our net other expenses increased approximately $2.1 million to $16.3 million compared to $14.3 million for the same three month period in 2018 as a result of higher interest expense. Interest expense increased approximately $2.2 million to $16.9 million for the three month period ended March 31, 2019 compared to $14.7 million for the same period last year. The increase in interest expense was due primarily to an increase in our average borrowings under the Credit Facility for the three month period ended March 31, 2019 compared to the same period last year, combined with higher interest rates in the current year period.

Income Taxes. We recorded income tax expense of $5.1 million for the three month period ended March 31, 2019 compared to income tax expense of $3.6 million for the three month period ended March 31, 2018. Our effective income tax rate for the three month period ended March 31, 2019 was 26.4% compared to 27.5% for the same period in 2018. The decrease in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at March 31, 2019 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the three month period ended March 31, 2019, the net cash provided by our operating activities was $39.1 million. Our reported net income of $14.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $75.5 million. These cash flows from operating activities were also positively impacted by a $17.6 million decrease in receivables, a $13.5 million increase in accounts payable and a $2.6 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $58.1 million increase in inventories, a $10.1 million decrease in accrued expenses payable and other liabilities and a $2.1 million increase in prepaid expenses and other assets.

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

Cash flow from investing activities. For the three month period ended March 31, 2019, our net cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $133.4 million. The acquisition of WRI totaled $106.7 million (net of cash acquired). Purchases of rental and non-rental equipment were $55.9 million and proceeds from the sale of rental and non-rental equipment were $29.2 million.

For the three month period ended March 31, 2018, our net cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $146.2 million. The acquisition of CEC totaled $125.2 million (net of cash acquired). Purchases of rental and non-rental equipment totaling $45.2 million and proceeds from the sale of rental and non-rental equipment of approximately $24.2 million.

Cash flow from financing activities. For the three month period ended March 31, 2019, net cash provided by our financing activities was $84.1 million. Net borrowings under our Credit Facility for the three month period ended March 31, 2019 were $94.9 million, which was partially offset by dividends paid totaling $9.8 million, or $0.275 per common share. Payments of deferred financing costs were $0.5 million. Treasury stock purchases totaled $0.4 million and finance lease principal payments were $0.1 million.

For the three month period ended March 31, 2018, net cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of approximately $9.9 million. Dividends totaling $9.8 million, or $0.275 per common share, were paid during the three month period ended March 31, 2018. Payments on capital lease obligations were $0.1 million and payments of deferred financing costs were $0.1 million.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein.

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

At March 31, 2019, we had total borrowings under the Credit Facility of $265.6 million and we could borrow up to $476.7 million and remain in compliance with the debt covenants under the Credit Facility. At April 22, 2019, we had $462.1 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2019 were approximately $69.8 million, including $21.1 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2019 were $7.2 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of April 22, 2019, we had $462.1 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

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

Quarterly Dividend

On February 8, 2019, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on March 8, 2019, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.50% to 1.00%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.  At March 31, 2019, we had outstanding borrowings under the Credit Facility totaling $265.6 million. A 1.0% increase in the interest rate on the Credit Facility would result in an increase of approximately $2.7 million in interest expense on an annualized basis. At April 22, 2019, we had borrowings outstanding totaling approximately $280.1 million, with $462.1 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of March 31, 2019 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

In connection with our adoption of Topic 842 on January 1, 2019, we designed and implemented internal controls over financial reporting related to the calculation of right-of-use assets and related liabilities. We also designed and implemented procedures and internal controls over financial reporting related to the identification of leases, including any contractual agreements that may contain embedded leases, as defined in Topic 842. There were no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 12, 2019, 41,272 shares of restricted stock units that were granted in 2016 vested on December 31, 2018 and were issued on March 12, 2019 at $27.12 per share. Holders of those shares returned an aggregate of 14,272 shares of common stock to the Company during the quarter ended March 31, 2019 as payment for their respective withholding taxes. This resulted in an addition of 14,272 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: April 26, 2019	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer & President (Principal Executive Officer)

Dated: April 26, 2019	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)