Form 10-Q
period 2019-06-30
H&E Equipment Services, Inc.
filed 2019-07-25
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-51759

H&E Equipment Services, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0553291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7500 Pecue Lane,	70809
Baton Rouge, Louisiana	(ZIP Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (225) 298-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	HEES	Nasdaq Global Market

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

As of July 18, 2019, there were 35,777,804 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

June 30, 2019

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$6,701	$16,677
Receivables, net of allowance for doubtful accounts of $4,188 and $4,094, respectively	199,975	201,556
Inventories, net of reserves for obsolescence of $314 and $368, respectively	127,762	104,598
Prepaid expenses and other assets	13,498	10,508
Rental equipment, net of accumulated depreciation of $629,451 and $582,520, respectively	1,244,499	1,141,498
Property and equipment, net of accumulated depreciation and amortization of $149,609 and $142,662, respectively	121,736	115,121
Operating lease right-of-use assets, net of accumulated amortization of $5,566 at June 30, 2019	163,764	—
Finance lease right-of-use assets, net of accumulated amortization of $1,970 at June 30, 2019	447	—
Deferred financing costs, net of accumulated amortization of $14,070 and $13,717, respectively	3,207	3,000
Intangible assets, net of accumulated amortization of $5,368 and $3,320, respectively	35,032	28,380
Goodwill	143,626	105,843
Total assets	$2,060,247	$1,727,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$282,710	$170,761
Accounts payable	118,805	101,840
Manufacturer flooring plans payable	25,066	23,666
Accrued expenses payable and other liabilities	78,540	73,371
Dividends payable	112	132
Senior unsecured notes, net of unaccreted discount of $2,929 and $3,168 and deferred financing costs of $1,898 and $2,052, respectively	945,173	944,780
Operating lease right-of-use liabilities	166,186	—
Finance lease right-of-use liabilities	668	—
Capital leases payable	—	726
Deferred income taxes	165,352	153,113
Deferred compensation payable	2,044	1,989
Total liabilities	1,784,656	1,470,378
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,805,406 and 39,748,562 shares issued at June 30, 2019 and December 31, 2018, respectively, and 35,776,141 and 35,733,569 shares outstanding at June 30, 2019 and December 31, 2018, respectively	397	396
Additional paid-in capital	233,197	231,174
Treasury stock at cost, 4,029,265 and 4,014,993 shares of common stock held at June 30, 2019 and December 31, 2018, respectively	(63,486)	(63,099)
Retained earnings	105,483	88,332
Total stockholders’ equity	275,591	256,803
Total liabilities and stockholders’ equity	$2,060,247	$1,727,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Equipment rentals	$192,302	$152,714	$368,431	$289,752
New equipment sales	53,596	68,539	112,699	115,032
Used equipment sales	36,128	32,140	65,762	56,993
Parts sales	31,871	30,281	62,299	58,432
Services revenues	16,725	16,788	32,293	31,824
Other	2,975	9,902	5,751	18,813
Total revenues	333,597	310,364	647,235	570,846
Cost of revenues:
Rental depreciation	61,434	51,171	118,582	97,640
Rental expense	27,019	22,073	51,787	43,345
Rental other	17,847	13,530	34,122	25,630
	106,300	86,774	204,491	166,615
New equipment sales	47,064	61,226	99,163	102,071
Used equipment sales	23,321	21,772	42,333	38,709
Parts sales	23,290	21,931	45,579	42,548
Services revenues	5,359	5,752	10,363	10,802
Other	3,482	4,806	6,825	9,413
Total cost of revenues	208,816	202,261	408,754	370,158
Gross profit	124,781	108,103	238,481	200,688
Selling, general and administrative expenses	77,840	69,046	156,487	134,926
Merger costs	148	68	267	220
Gain on sales of property and equipment, net	880	4,114	1,621	4,887
Income from operations	47,673	43,103	83,348	70,429
Other income (expense):
Interest expense	(17,267)	(15,693)	(34,122)	(30,346)
Other, net	489	459	1,021	854
Total other expense, net	(16,778)	(15,234)	(33,101)	(29,492)
Income before provision for income taxes	30,895	27,869	50,247	40,937
Provision for income taxes	8,281	7,098	13,390	10,688
Net income	$22,614	$20,771	$36,857	$30,249
Net income per common share:
Basic	$0.63	$0.58	$1.03	$0.85
Diluted	$0.63	$0.58	$1.02	$0.84
Weighted average common shares outstanding:
Basic	35,826	35,634	35,807	35,613
Diluted	36,016	35,906	35,994	35,893
Dividends declared per common share outstanding	$0.275	$0.275	$0.55	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$36,857	$30,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,627	12,085
Depreciation of rental equipment	118,582	97,640
Amortization of finance lease right-of-use assets	81	—
Amortization of intangible assets	2,049	1,485
Amortization of deferred financing costs	504	557
Accretion of note discount, net of premium amortization	239	239
Operating right-of-use lease liabilities, net	282	—
Provision for losses on accounts receivable	2,480	1,679
Provision for inventory obsolescence	115	71
Change in deferred income taxes	12,239	10,743
Stock-based compensation expense	2,023	2,081
Gain from sales of property and equipment, net	(1,621)	(4,887)
Gain from sales of rental equipment, net	(23,239)	(18,006)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	4,764	9,121
Inventories	(55,997)	(103,631)
Prepaid expenses and other assets	(2,969)	(128)
Accounts payable	16,592	59,705
Manufacturer flooring plans payable	1,400	6,758
Accrued expenses payable and other liabilities	6,889	(389)
Deferred compensation payable	55	43
Net cash provided by operating activities	134,952	105,415
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(106,746)	(196,027)
Purchases of property and equipment	(18,568)	(19,561)
Purchases of rental equipment	(174,674)	(217,828)
Proceeds from sales of property and equipment	2,173	6,687
Proceeds from sales of rental equipment	61,668	52,177
Net cash used in investing activities	(236,147)	(374,552)
Cash flows from financing activities:
Borrowings on senior secured credit facility	797,029	735,775
Payments on senior secured credit facility	(685,080)	(603,112)
Dividends paid	(19,670)	(19,619)
Purchases of treasury stock	(387)	—
Payments of deferred financing costs	(559)	(97)
Payments of finance lease obligations	(114)	—
Payments of capital lease obligations	—	(109)
Net cash provided by financing activities	91,219	112,838
Net decrease in cash	(9,976)	(156,299)
Cash, beginning of period	16,677	165,878
Cash, end of period	$6,701	$9,579

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2019	2018
Supplemental schedule of noncash investing and financing activities:
Accrued acquisition purchase price consideration	$3,432	$3,432
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$33,591	$21,618
Purchases of property and equipment included in accrued expenses payable and other liabilities	$453	$24
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$162,814	$—
Finance lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$782	$—
Operating lease assets obtained in exchange for new operating lease liabilities	$8,841	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,954	$30,040
Income taxes paid, net of refunds received	$1,765	$1,254

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2018, from which the consolidated balance sheet amounts as of December 31, 2018 were derived.

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

Historically, we have presented hauling revenues and related cost of revenues associated with our equipment rental activities within Other Revenues and Other Cost of Revenues. This presentation did not change upon our adoption of Topic 606 on January 1, 2018 as hauling activities are deemed a separate performance obligation under Topic 606 and SEC Regulation S-X permitted flexibility in the presentation of such revenues. However, given the presentation changes of certain ancillary fees required by Topic 842 as described in note 2 to these condensed consolidated financial statements, we believe that including equipment rental hauling revenues and related costs of revenues within our Rental Revenues segment results in a more meaningful presentation and analysis of our equipment rental activities. In accordance with SEC Regulation S-X, the reclassification of equipment rental hauling revenues and related cost of revenues from Other Revenues and Other Cost of Revenues to Rental Revenues and Rental Other Cost of Revenues is presented on a retrospective basis, meaning our condensed consolidated statements of income for the three and six month periods ended June 30, 2019 and 2018 include hauling revenues and related costs of revenues presented within Equipment Rental Revenues and Rental Other Cost of Revenues. The tables below reconcile for the three and six month periods ended June 30, 2018, our Revenues, Cost of Revenues and Gross Profit as previously reported to the current period presentation in this Quarterly Report on Form 10-Q.

	Three Month Period Ended June 30, 2018			Six Month Period Ended June 30, 2018
	As Previously Reported	Hauling Fees	As Currently Reported	As Previously Reported	Hauling Fees	As Currently Reported
REVENUES
Equipment rentals	$143,829	$8,885	$152,714	$273,190	$16,562	$289,752
New equipment sales	68,539	—	68,539	115,032	—	115,032
Used equipment sales	32,140	—	32,140	56,993	—	56,993
Parts sales	30,281	—	30,281	58,432	—	58,432
Services revenues	16,788	—	16,788	31,824	—	31,824
Other	18,787	(8,885)	9,902	35,375	(16,562)	18,813
Total revenues	310,364	—	310,364	570,846	—	570,846

COST OF REVENUES
Rental depreciation	51,171	—	51,171	97,640	—	97,640
Rental expense	22,073	—	22,073	43,345	—	43,345
Rental other	—	13,530	13,530	—	25,630	25,630
	73,244	13,530	86,774	140,985	25,630	166,615
New equipment sales	61,226	—	61,226	102,071	—	102,071
Used equipment sales	21,772	—	21,772	38,709	—	38,709
Parts sales	21,931	—	21,931	42,548	—	42,548
Services revenues	5,752	—	5,752	10,802	—	10,802
Other	18,336	(13,530)	4,806	35,043	(25,630)	9,413
Total cost of revenues	202,261	—	202,261	370,158	—	370,158
Gross Profit	$108,103	$—	$108,103	$200,688	$—	$200,688

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.  During the three and six month periods ended June 30, 2019, there were no significant changes to those accounting policies, other than those policies impacted by our adoption of the new lease accounting standard, which is further described below in “Recently Adopted Accounting Pronouncements”.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard (Topic 842). Instead, entities would need to apply other U.S. GAAP, namely Topic 842 (Leases), to account for changes in the collectability assessment for operating leases. Other than operating lease receivables, our trade receivables include receivables from equipment sales, parts and service sales. Under Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that these trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. While our review is ongoing, it is possible that the implementation of ASU 2016-13 will result in a significantly different methodology for estimating non-operating lease credit losses under Topic 326 when compared to our methodology for estimating credit losses on our operating lease receivables under Topic 842. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2016-13 will be effective for us as of January 1, 2020. We continue to evaluate whether the new guidance, including the subsequent updates to Topic 326, will have an impact on our consolidated financial statements and related disclosures or our existing internal controls.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement - Disclosure Framework," or ASU 2018-13. ASU 2018-13 modifies the disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt the entire standard or only the provisions that eliminate or modify the requirements. We will adopt ASU 2018-13 when effective. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements.

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

In accordance with Topic 842, certain ancillary fees that we charge our equipment rental customers result in a different presentation within our consolidated statements of income compared to our historical presentation of those items under previous lease accounting guidance. Specifically, amounts we charge our customers for loss damage waiver fees, environmental fees, and fuel and other recovery fees, upon adoption of Topic 842, are to be included within our Equipment Rentals segment rather than included within non-segmented Other Revenues as we have historically presented those items under previous lease accounting guidance. Likewise, the related cost of revenues for these ancillary items under Topic 842 are to be presented within our Equipment Rentals segment rather than included in non-segmented Other Cost of Revenues as we have historically presented under previous lease accounting guidance.

We adopted Topic 842 on January 1, 2019 using the transition method that allowed us to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As such, Topic 842 will not be applied to periods prior to January 1, 2019. Therefore, the above changes as described are not reflected in our condensed consolidated statements of income for the three and six month periods ended June 30, 2018. While the above changes resulting from our adoption of Topic 842 do not impact total consolidated revenues or total consolidated gross profit, the change does impact the comparability of our total Rental Revenues gross profit and total Other Revenues gross profit and resulting gross margins for 2019 compared to our previously reported gross profit and resulting gross margins for periods prior to January 1, 2019.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three and six month periods ended June 30, 2019 and 2018 are summarized by type and by the applicable accounting standard.

	Three Month Period Ended June 30,
	2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$167,072	$245	$167,317	$138,434	$394	$138,828
Re-rent revenue	6,520	—	6,520	5,001	—	5,001
Ancillary and other rental revenues:
Delivery and pick-up	—	10,313	10,313	—	8,885	8,885
Other	8,152	—	8,152	—	—	—
Total ancillary rental revenues	8,152	10,313	18,465	—	8,885	8,885
Total equipment rental revenues	181,744	10,558	192,302	143,435	9,279	152,714
New equipment sales	—	53,596	53,596	—	68,539	68,539
Used equipment sales	—	36,128	36,128	—	32,140	32,140
Parts sales	—	31,871	31,871	—	30,281	30,281
Service revenues	—	16,725	16,725	—	16,788	16,788
Other	—	2,975	2,975	6,787	3,115	9,902
Total revenues	$181,744	$151,853	$333,597	$150,222	$160,142	$310,364

	Six Month Period Ended June 30,
	2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$320,422	$519	$320,941	$262,169	$915	$263,084
Re-rent revenue	12,556	—	12,556	10,106	—	10,106
Ancillary and other rental revenues:
Delivery and pick-up	—	19,295	19,295	—	16,562	16,562
Other	15,639	—	15,639	—	—	—
Total ancillary rental revenues	15,639	19,295	34,934	—	16,562	16,562
Total equipment rental revenues	348,617	19,814	368,431	272,275	17,477	289,752
New equipment sales	—	112,699	112,699	—	115,032	115,032
Used equipment sales	—	65,762	65,762	—	56,993	56,993
Parts sales	—	62,299	62,299	—	58,432	58,432
Service revenues	—	32,293	32,293	—	31,824	31,824
Other	—	5,751	5,751	13,054	5,759	18,813
Total revenues	$348,617	$298,618	$647,235	$285,329	$285,517	$570,846

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

“Other” equipment rental revenue is primarily comprised of (i) revenue from customers who purchase insurance to protect against potential damages or loss the equipment they rent, (ii) environmental charges associated with the rental of equipment, and (iii) fuel recovery fees charged to customers. Fuel consumption charges are recognized upon return of the rental equipment when fuel consumption by the customer, if any, can be measured. Income from environmental fees and damage waiver insurance policies are recognized when earned over the period the equipment is rented. Prior to our adoption of Topic 842 on January 1, 2019, these revenue items were included in other revenues as shown in the tables above for the three and six month periods ended June 30, 2018.

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

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three and six month periods ended June 30, 2019 or 2018 that were included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenues recognized during the three and six month periods ended June 30, 2019 and 2018 were not material. We also do not expect to recognize material revenues in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019.

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

$’s in thousands
Cash	$1,244
Accounts receivable	7,583
Inventory	504
Prepaid expenses and other assets	324
Rental equipment	55,342
Property and equipment	2,700
Intangible assets (1)	21,500
Total identifiable assets acquired	89,197
Accounts payable	(1,023)
Accrued expenses payable and other liabilities	(876)
Total liabilities assumed	(1,899)
Net identifiable assets acquired	87,298
Goodwill (2)	45,092
Net assets acquired	$132,390

(1)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$21,000	10
Tradenames	300	1
Leasehold interests	200	10
	$21,500

(2)	We have allocated the $45.1 million goodwill among our six goodwill reporting units as follows (amounts in thousands):

Rental Component 1	$25,233
Rental Component 2	18,391
New Equipment	217
Used Equipment	632
Parts	379
Service	240
$45,092

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

$’s in thousands
Cash	$260
Accounts receivable	2,873
Inventory	5,324
Prepaid expenses and other assets	47
Rental equipment	22,578
Property and equipment	1,935
Intangible assets (1)	10,200
Total identifiable assets acquired	43,217
Accounts payable	(439)
Manufacturer flooring plans payable	(3,293)
Accrued expenses payable and other liabilities	(469)
Total liabilities assumed	(4,201)
Net identifiable assets acquired	39,016
Goodwill (2)	29,554
Net assets acquired	$68,570

(1)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$10,000	10
Tradenames	200	1
	$10,200

(2)	We have allocated the $29.6 million goodwill among our six goodwill reporting units as follows (amounts in thousands):

Rental Component 1	$9,064
Rental Component 2	5,445
New Equipment	10,217
Used Equipment	1,692
Parts	2,171
Service	965
$29,554

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

The aggregate consideration paid to the owners of WRI was approximately $108.5 million. The acquisition and related fees and expenses were funded from borrowings under our Credit Facility (defined below). The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. The amounts presented below are not expected to change. As indicated in our quarterly reporting on Form 10-Q for the quarter ended March 31, 2019, the amounts previously presented therein were preliminary and subject to change, primarily as a result of the finalization of the fair values assigned to the acquired personal property and intangible assets.

$’s in thousands
Cash	$1,745
Accounts receivable	5,119
Inventory	731
Prepaid expenses and other assets	544
Rental equipment	51,747
Property and equipment	3,207
Other assets	21
Intangible assets (1)	8,700
Total identifiable assets acquired	71,814
Accounts payable	(115)
Accrued expenses payable and other liabilities	(991)
Total liabilities assumed	(1,106)
Net identifiable assets acquired	70,708
Goodwill	37,783
Net assets acquired	$108,491

(1)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$8,500	10
Tradenames	200	1
	$8,700

The analysis of assigning the above $37.8 million goodwill among our six goodwill reporting units has not been finalized. The level of goodwill that resulted from the WRI acquisition is primarily reflective of WRI’s going-concern value, the value of WRI’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total WRI acquisition costs were $0.4 million. Since our acquisition of WRI on February 1, 2019, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired WRI locations, and it is impractical to reasonably estimate the amount of WRI revenues and earnings since the acquisition date.

Pro forma financial information

We completed the CEC acquisition on January 1, 2018. Therefore, the operating results of CEC are included in our reported condensed consolidated statements of income for the full three and six month periods ended June 30, 2019 and 2018. We completed the Rental Inc. acquisition on April 1, 2018. Therefore, our reported condensed consolidated statements of income for the six month period ended June 30, 2018 do not include Rental Inc. for the period January 1, 2018 through March 31, 2018.  We completed the We-Rent-It acquisition on February 1, 2019. Therefore, our reported condensed consolidated statements for the six month period ended June 30, 2019 include We-Rent-It for the period of February 1, 2019 through June 30, 2019.

Pursuant to Accounting Standards Codification (“ASC”) 805, pro forma disclosures should be repeated whenever the year or interim period of the acquisition is presented. Since the CEC acquisition was completed in the first quarter of 2018 and the Rental Inc. acquisition was completed in the second quarter of 2018, the pro forma information below gives effect to the CEC and the Rental Inc. acquisitions as if the acquisitions occurred on January 1, 2017 (the CEC and Rental Inc. pro forma acquisition date) for the three and six month periods ended June 30, 2017.

	(amounts in thousands)
	Three Month Period Ended June 30, 2017
	H&E	CEC	Rental Inc.	Total
Total revenues	$249,363	$8,140	$8,979	$266,482
Pretax income	15,668	1,448	2,105	19,221
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(809)	(738)	(1,547)
Intangible asset amortization (2)	—	(705)	(275)	(980)
Interest expense (3)	—	—	(475)	(475)
Elimination of historic interest expense (4)	—	139	102	241
Pro forma pretax income	15,668	73	719	16,460
Income tax expense	5,790	27	262	6,079
Net income	$9,878	$46	$457	$10,381
Net income per share – basic	$0.28	$—	$0.01	$0.29
Net income per share – diluted	$0.28	$—	$0.01	$0.29

	(amounts in thousands)
	Six Month Period Ended June 30, 2017
	H&E	CEC	Rental Inc.	Total
Total revenues	$476,191	$16,529	$17,225	$509,945
Pretax income	24,198	2,889	4,158	31,245
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(1,712)	(1,381)	(3,093)
Intangible asset amortization (2)	—	(1,410)	(550)	(1,960)
Interest expense (3)	—	—	(995)	(995)
Elimination of historic interest expense (4)	—	263	202	465
Pro forma pretax income	24,198	30	1,434	25,662
Income tax expense	8,930	11	523	9,464
Net income	$15,268	$19	$911	$16,198
Net income per share – basic	$0.43	$—	$0.03	$0.46
Net income per share – diluted	$0.43	$—	$0.03	$0.45

(1)

Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the CEC and Rental Inc. acquisitions.

(2)	Represents the amortization of the intangible assets acquired in the CEC and Rental Inc. acquisitions.

(3)

A portion of the consideration paid for Rental Inc. was funded with borrowings from our senior secured credit facility. Interest expense was adjusted to reflect the additional debt resulting from the acquisitions.

(4)	Historic debt of CEC and Rental Inc. that is not part of the combined entity was eliminated.

The pro forma information below gives effect to the WRI acquisition as if it had been completed on January 1, 2018 (the WRI pro forma acquisition date). The pro forma information below is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the tables below are subject to change as additional analysis is performed. The tables below present unaudited pro forma consolidated statements of operations information for the three and six month periods ended June 30, 2018 as if WRI was included in our consolidated results for the entire periods presented.

	(amounts in thousands, except per share data)
	Three Month Period Ended June 30, 2018
	H&E(1)	We-Rent-It	Total
Total revenues	$310,364	$9,640	$320,004
Pretax income	27,869	2,432	30,301
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(1,976)	(1,976)
Intangible asset amortization (3)	—	(313)	(313)
Interest expense (4)	—	(1,476)	(1,476)
Elimination of historic interest expense (5)	—	126	126
Pro forma pretax income (loss)	27,869	(1,207)	26,662
Income tax expense (benefit)	7,098	(301)	6,797
Net income (loss)	$20,771	$(906)	$19,865
Net income (loss) per share – basic	$0.58	$(0.03)	$0.56
Net income (loss) per share – diluted	$0.58	$(0.03)	$0.55

	(amounts in thousands, except per share data)
	Six Month Period Ended June 30, 2018
	H&E(1)	Rental Inc.(6)	We-Rent-It	Total
Total revenues	$570,846	$7,408	$17,227	$595,481
Pretax income	40,937	1,020	3,216	45,173
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(749)	(2,226)	(2,975)
Intangible asset amortization (3)	—	(275)	(435)	(710)
Interest expense (4)	—	(480)	(2,832)	(3,312)
Elimination of historic interest expense (5)	—	82	206	288
Pro forma pretax income (loss)	40,937	(402)	(2,071)	38,464
Income tax expense (benefit)	10,688	(105)	(536)	10,047
Net income (loss)	$30,249	$(297)	$(1,535)	$28,417
Net income (loss) per share – basic	$0.85	$(0.01)	$(0.04)	$0.80
Net income (loss) per share – diluted	$0.84	$(0.01)	$(0.04)	$0.79

(1)	Amounts presented above for “H&E” are derived from the Company’s consolidated statements of income in this Quarterly Report on Form 10-Q for the three and six month period ended June 30, 2018.

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisition.

(3)	Represents the amortization of the intangible assets acquired in the acquisition.

(4)	Interest expense was adjusted to reflect the additional debt resulting from the acquisition.

(5)	Represents the elimination of historic debt of WRI that is not part of the combined entity.

(6)	Represents Rental Inc. pro forma operating results for the three month period ended March 31, 2018. We completed the Rental Inc. acquisition on April 1, 2018.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2019 and December 31, 2018 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	June 30, 2019
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.50% (Level 3)	$25,066	$21,196
Senior unsecured notes with interest computed at 5.625% (Level 2)	945,173	978,500
Letter of credit (Level 3)	—	97

	December 31, 2018
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.50% (Level 3)	$23,666	$19,870
Senior unsecured notes with interest computed at 5.625% (Level 2)	944,780	871,625
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	726	330
Letter of credit (Level 3)	—	116

   During the three and six month periods ended June 30, 2019 and 2018, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three and six month periods ended June 30, 2019 and June 30, 2018, respectively (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2018	39,748,562	$396	$231,174	$(63,099)	$88,332	$256,803
Stock-based compensation	—	—	1,188	—	—	1,188
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,793)	(9,793)
Issuance of common stock, net of restricted stock forfeitures	59,510	1		—	—	1
Repurchase of 14,272 shares of restricted common stock	—	—	—	(387)	—	(387)
Cumulative effect adjustment pursuant to the adoption of ASC 842	—	—	—	—	(56)	(56)
Net income	—	—	—	—	14,243	14,243
Balances at March 31, 2019	39,808,072	397	232,362	(63,486)	92,726	261,999
Stock-based compensation			835			835
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,857)	(9,857)
Restricted stock forfeitures	(2,666)					—
Net income	—	—	—	—	22,614	22,614
Balances at June 30, 2019	39,805,406	$397	$233,197	$(63,486)	$105,483	$275,591

Balances at December 31, 2017	39,623,773	$395	$227,070	$(61,749)	$51,077	$216,793
Stock-based compensation	—	—	1,319	—	—	1,319
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,845)	(9,845)
Issuance of common stock, net of restricted stock forfeitures	9,534	—	—	—	—	—
Net income	—	—	—	—	9,478	9,478
Balances at March 31, 2018	39,633,307	395	228,389	(61,749)	50,710	217,745
Stock-based compensation	—	—	762	—	—	762
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,813)	(9,813)
Issuance of common stock, net of restricted stock forfeitures	29,033	1	(110)	—	—	(109)
Net income	—	—	—	—	20,771	20,771
Balances at June 30, 2018	39,662,340	$396	$229,041	$(61,749)	$61,668	$229,356

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,761,846 shares as of June 30, 2019.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2018	379,559	$25.87
Granted	20,923	$26.77
Vested	(57,296)	$21.60
Forfeited	(27,786)	$20.87
Non-vested stock at June 30, 2019	315,400	$27.15

As of June 30, 2019, we had unrecognized compensation expense of approximately $3.5 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.6 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six month periods ended June 30, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Compensation expense	$835	$762	$2,023	$2,081

(7) Income per Share

Income per common share for the three and six month periods ended June 30, 2019 and 2018 are based on the weighted average number of common shares outstanding during the periods. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.7% of total outstanding shares for each of the three and six month periods ended June 30, 2019 and 2018, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic net income per share:
Net income	$22,614	$20,771	$36,857	$30,249
Weighted average number of common shares outstanding	35,826	35,634	35,807	35,613
Net income per share of common stock – basic	$0.63	$0.58	$1.03	$0.85
Diluted net income per share:
Net income	$22,614	$20,771	$36,857	$30,249
Weighted average number of common shares outstanding	35,826	35,634	35,807	35,613
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	190	272	187	280
Weighted average number of common shares outstanding – diluted	36,016	35,906	35,994	35,893
Net income per share of common stock – diluted	$0.63	$0.58	$1.02	$0.84
Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	—	19	—

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

 As of June 30, 2019, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At June 30, 2019, we had $282.7 million of borrowings outstanding under the Credit Facility and could borrow up to approximately $459.5 million and remain in compliance with the debt covenants under the Credit Facility. At July 18, 2019, we had $471.3 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of June 30, 2019, we were in compliance with these covenants.

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

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2017	$944,088
Accretion of discount through December 31, 2018	1,539
Amortization of note premium through December 31, 2018	(1,062)
Additional deferred financing costs on New Notes	(97)
Amortization of deferred financing costs through December 31, 2018	312
Balance at December 31, 2018	$944,780
Accretion of discount through June 30, 2019	770
Amortization of note premium through June 30, 2019	(531)
Amortization of deferred financing costs through June 30, 2019	154
Balance at June 30, 2019	$945,173

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

Our lease portfolio is substantially comprised of operating leases related to leases of real estate and improvements at 84 of our 96 branch locations as of June 30, 2019. From time to time, we may also lease various types of small equipment and vehicles. Such leases are typically immaterial to our consolidated financial statements.

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

At June 30, 2019, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $163.8 million and net finance lease right-of-use assets of $0.4 million. Our operating lease liabilities at June 30, 2019 were $166.2 million and finance lease liabilities were $0.7 million. The weighted average remaining lease term for operating leases was approximately 10.9 years and the weighted average remaining lease term for finance leases was approximately 2.75 years. The weighted average discount rate for operating and finance leases was approximately 6.9% and 5.9%, respectively.

The table below presents certain information related to lease costs for our operating and finance leases for the three and six month periods ended June 30, 2019 (in thousands).

		Three Month	Six Month
		Period Ended	Period Ended
	Classification	June 30, 2019	June 30, 2019
Operating lease cost	SG&A expenses	$5,680	$11,255
Finance lease cost
Amortization of leased assets	SG&A expenses	40	81
Interest on lease liabilities	Interest expense	10	21
Variable lease cost	SG&A expenses	150	274
Sublease income	Other income	(130)	(250)
Total lease cost		$5,750	$11,381

The table below presents supplemental cash flow information related to leases for the three and six month periods ended June 30, 2019 (in thousands).

	Three Month	Six Month
	Period Ended	Period Ended
Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2019	June 30, 2019
Operating cash flows for operating leases	$5,532	$10,961
Operating cash flows for finance leases	10	21
Finance cash flows for finance leases	57	114

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on our condensed consolidated balance sheet as of June 30, 2019 (in thousands).

	Operating	Finance
	Leases	Leases
2019	$11,098	$135
2020	22,126	270
2021	22,064	270
2022	21,899	45
2023	21,803	—
Thereafter	137,953	—
Total minimum lease payments	236,943	720
Less: amount of lease payments representing interest	(70,757)	(52)
Present value of future minimum lease payments	$166,186	$668

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment Revenues:
Equipment rentals	$192,302	$152,714	$368,431	$289,752
New equipment sales	53,596	68,539	112,699	115,032
Used equipment sales	36,128	32,140	65,762	56,993
Parts sales	31,871	30,281	62,299	58,432
Services revenues	16,725	16,788	32,293	31,824
Total segmented revenues	330,622	300,462	641,484	552,033
Non-segmented revenues	2,975	9,902	5,751	18,813
Total revenues	$333,597	$310,364	$647,235	$570,846
Segment Gross Profit:
Equipment rentals	$86,002	$65,940	$163,940	$123,137
New equipment sales	6,532	7,313	13,536	12,961
Used equipment sales	12,807	10,368	23,429	18,284
Parts sales	8,581	8,350	16,720	15,884
Services revenues	11,366	11,036	21,930	21,022
Total segmented gross profit	125,288	103,007	239,555	191,288
Non-segmented gross profit (loss)	(507)	5,096	(1,074)	9,400
Total gross profit	$124,781	$108,103	$238,481	$200,688

	Balances at
	June 30,	December 31,
	2019	2018
Segment identified assets:
Equipment sales	$108,053	$86,583
Equipment rentals	1,244,499	1,141,498
Parts and services	19,708	18,015
Total segment identified assets	1,372,260	1,246,096
Non-segment identified assets	687,987	481,085
Total assets	$2,060,247	$1,727,181

The Company operates primarily in the United States and our sales to international customers for both the three month periods ended June 30, 2019 and 2018 were 0.1% of total revenues, and for both the six month periods ended June 30, 2019 and 2018 were 0.2%. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$6,701	$—	$—	$6,701
Receivables, net	169,019	30,956	—	199,975
Inventories, net	116,215	11,547	—	127,762
Prepaid expenses and other assets	13,290	208	—	13,498
Rental equipment, net	1,082,560	161,939	—	1,244,499
Property and equipment, net	104,221	17,515	—	121,736
Operating lease right-of-use assets, net	142,499	21,265	—	163,764
Finance lease right-of-use assets, net	—	447	—	447
Deferred financing costs, net	3,207	—	—	3,207
Investment in guarantor subsidiaries	247,927	—	(247,927)	—
Intangible assets, net	35,032	—	—	35,032
Goodwill	114,100	29,526	—	143,626
Total assets	$2,034,771	$273,403	$(247,927)	$2,060,247
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	282,710	$—	$—	$282,710
Accounts payable	113,021	5,784	—	118,805
Manufacturer flooring plans payable	25,066	—	—	25,066
Accrued expenses payable and other liabilities	81,220	(2,680)	—	78,540
Dividends payable	168	(56)	—	112
Senior unsecured notes, net	945,173	—	—	945,173
Operating lease right-of-use liabilities	144,426	21,760	—	166,186
Finance lease right-of-use liabilities	—	668	—	668
Deferred income taxes	165,352	—	—	165,352
Deferred compensation payable	2,044	—	—	2,044
Total liabilities	1,759,180	25,476	—	1,784,656
Stockholders’ equity	275,591	247,927	(247,927)	275,591
Total liabilities and stockholders’ equity	$2,034,771	$273,403	$(247,927)	$2,060,247

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$16,677	$—	$—	$16,677
Receivables, net	166,393	35,163	—	201,556
Inventories, net	94,483	10,115	—	104,598
Prepaid expenses and other assets	10,382	126	—	10,508
Rental equipment, net	983,281	158,217	—	1,141,498
Property and equipment, net	98,251	16,870	—	115,121
Deferred financing costs, net	3,000	—	—	3,000
Investment in guarantor subsidiaries	246,309	—	(246,309)	—
Intangible assets, net	28,380	—	—	28,380
Goodwill	76,317	29,526	—	105,843
Total assets	$1,723,473	$250,017	$(246,309)	$1,727,181
Liabilities and Stockholders’ Equity:
Amounts due under senior secured credit facility	$170,761	$—	$—	$170,761
Accounts payable	95,866	5,974	—	101,840
Manufacturer flooring plans payable	23,178	488	—	23,666
Accrued expenses payable and other liabilities	76,798	(3,427)	—	73,371
Dividends payable	185	(53)	—	132
Senior unsecured notes, net	944,780	—	—	944,780
Capital leases payable	—	726	—	726
Deferred income taxes	153,113	—	—	153,113
Deferred compensation payable	1,989	—	—	1,989
Total liabilities	1,466,670	3,708	—	1,470,378
Stockholders’ equity	256,803	246,309	(246,309)	256,803
Total liabilities and stockholders’ equity	$1,723,473	$250,017	$(246,309)	$1,727,181

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$169,106	$23,196	$—	$192,302
New equipment sales	47,040	6,556	—	53,596
Used equipment sales	30,369	5,759	—	36,128
Parts sales	27,488	4,383	—	31,871
Services revenues	14,141	2,584	—	16,725
Other	(291)	3,266	—	2,975
Total revenues	287,853	45,744	—	333,597
Cost of revenues:
Rental depreciation	53,361	8,073	—	61,434
Rental expense	23,143	3,876	—	27,019
Rental other	17,847	—	—	17,847
	94,351	11,949	—	106,300
New equipment sales	41,179	5,885	—	47,064
Used equipment sales	19,622	3,699	—	23,321
Parts sales	20,220	3,070	—	23,290
Services revenues	4,558	801	—	5,359
Other	361	3,121	—	3,482
Total cost of revenues	180,291	28,525	—	208,816
Gross profit:
Equipment rentals	74,755	11,247	—	86,002
New equipment sales	5,861	671	—	6,532
Used equipment sales	10,747	2,060	—	12,807
Parts sales	7,268	1,313	—	8,581
Services revenues	9,583	1,783	—	11,366
Other	(652)	145	—	(507)
Gross profit	107,562	17,219	—	124,781
Selling, general and administrative expenses	67,858	9,982	—	77,840
Merger costs	148	—	—	148
Equity in earnings of guarantor subsidiaries	4,230	—	(4,230)	—
Gain on sales of property and equipment, net	556	324	—	880
Income from operations	44,342	7,561	(4,230)	47,673
Other income (expense):
Interest expense	(13,886)	(3,381)	—	(17,267)
Other, net	439	50	—	489
Total other expense, net	(13,447)	(3,331)	—	(16,778)
Income before income taxes	30,895	4,230	(4,230)	30,895
Income tax expense	8,281	—	—	8,281
Net income	$22,614	$4,230	$(4,230)	$22,614

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$130,785	$21,929	$—	$152,714
New equipment sales	55,700	12,839	—	68,539
Used equipment sales	26,162	5,978	—	32,140
Parts sales	26,087	4,194	—	30,281
Services revenues	13,979	2,809	—	16,788
Other	8,449	1,453	—	9,902
Total revenues	261,162	49,202	—	310,364
Cost of revenues:
Rental depreciation	43,950	7,221	—	51,171
Rental expense	18,866	3,207	—	22,073
Rental other	11,163	2,367	—	13,530
	73,979	12,795	—	86,774
New equipment sales	49,712	11,514	—	61,226
Used equipment sales	17,559	4,213	—	21,772
Parts sales	18,987	2,944	—	21,931
Services revenues	4,755	997	—	5,752
Other	4,166	640	—	4,806
Total cost of revenues	169,158	33,103	—	202,261
Gross profit:
Equipment rentals	56,806	9,134	—	65,940
New equipment sales	5,988	1,325	—	7,313
Used equipment sales	8,603	1,765	—	10,368
Parts sales	7,100	1,250	—	8,350
Services revenues	9,224	1,812	—	11,036
Other	4,283	813	—	5,096
Gross profit	92,004	16,099	—	108,103
Selling, general and administrative expenses	57,738	11,308	—	69,046
Merger costs	68	—	—	68
Equity in earnings of guarantor subsidiaries	2,490	—	(2,490)	—
Gain on sales of property and equipment, net	4,023	91	—	4,114
Income from operations	40,711	4,882	(2,490)	43,103
Other income (expense):
Interest expense	(13,247)	(2,446)	—	(15,693)
Other, net	405	54	—	459
Total other expense, net	(12,842)	(2,392)	—	(15,234)
Income before income taxes	27,869	2,490	(2,490)	27,869
Income tax benefit	7,098	—	—	7,098
Net income	$20,771	$2,490	$(2,490)	$20,771

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$323,965	$44,466	$—	$368,431
New equipment sales	99,616	13,083	—	112,699
Used equipment sales	55,580	10,182	—	65,762
Parts sales	54,042	8,257	—	62,299
Services revenues	27,307	4,986	—	32,293
Other	(224)	5,975	—	5,751
Total revenues	560,286	86,949	—	647,235
Cost of revenues:
Rental depreciation	102,623	15,959	—	118,582
Rental expense	44,295	7,492	—	51,787
Rental other	34,122	—	—	34,122
	181,040	23,451	—	204,491
New equipment sales	87,639	11,524	—	99,163
Used equipment sales	35,833	6,500	—	42,333
Parts sales	39,812	5,767	—	45,579
Services revenues	8,841	1,522	—	10,363
Other	860	5,965	—	6,825
Total cost of revenues	354,025	54,729	—	408,754
Gross profit (loss):
Equipment rentals	142,925	21,015	—	163,940
New equipment sales	11,977	1,559	—	13,536
Used equipment sales	19,747	3,682	—	23,429
Parts sales	14,230	2,490	—	16,720
Services revenues	18,466	3,464	—	21,930
Other	(1,084)	10	—	(1,074)
Gross profit	206,261	32,220	—	238,481
Selling, general and administrative expenses	136,413	20,074	—	156,487
Merger costs	267	—	—	267
Equity in earnings of guarantor subsidiaries	5,955	—	(5,955)	—
Gain on sales of property and equipment, net	1,263	358	—	1,621
Income from operations	76,799	12,504	(5,955)	83,348
Other income (expense):
Interest expense	(27,448)	(6,674)	—	(34,122)
Other, net	896	125	—	1,021
Total other expense, net	(26,552)	(6,549)	—	(33,101)
Income before income taxes	50,247	5,955	(5,955)	50,247
Income tax expense	13,390	—	—	13,390
Net income	$36,857	$5,955	$(5,955)	$36,857

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$247,968	$41,784	$—	$289,752
New equipment sales	95,601	19,431	—	115,032
Used equipment sales	46,388	10,605	—	56,993
Parts sales	50,434	7,998	—	58,432
Services revenues	26,761	5,063	—	31,824
Other	16,042	2,771	—	18,813
Total revenues	483,194	87,652	—	570,846
Cost of revenues:
Rental depreciation	83,509	14,131	—	97,640
Rental expense	37,126	6,219	—	43,345
Rental other	21,052	4,578	—	25,630
	141,687	24,928	—	166,615
New equipment sales	84,795	17,276	—	102,071
Used equipment sales	31,391	7,318	—	38,709
Parts sales	36,943	5,605	—	42,548
Services revenues	9,117	1,685	—	10,802
Other	8,193	1,220	—	9,413
Total cost of revenues	312,126	58,032	—	370,158
Gross profit (loss):
Equipment rentals	106,281	16,856	—	123,137
New equipment sales	10,806	2,155	—	12,961
Used equipment sales	14,997	3,287	—	18,284
Parts sales	13,491	2,393	—	15,884
Services revenues	17,644	3,378	—	21,022
Other	7,849	1,551	—	9,400
Gross profit	171,068	29,620	—	200,688
Selling, general and administrative expenses	112,746	22,180	—	134,926
Merger costs	220	—	—	220
Equity in earnings of guarantor subsidiaries	2,948	—	(2,948)	—
Gain on sales of property and equipment, net	4,737	150	—	4,887
Income from operations	65,787	7,590	(2,948)	70,429
Other income (expense):
Interest expense	(25,596)	(4,750)	—	(30,346)
Other, net	746	108	—	854
Total other expense, net	(24,850)	(4,642)	—	(29,492)
Income before income taxes	40,937	2,948	(2,948)	40,937
Income tax benefit	10,688	—	—	10,688
Net income	$30,249	$2,948	$(2,948)	$30,249

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$36,857	$5,955	$(5,955)	$36,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	11,993	1,634	—	13,627
Depreciation of rental equipment	102,623	15,959	—	118,582
Amortization of finance lease right-of-use assets	—	81	—	81
Amortization of intangible assets	2,049	—	—	2,049
Amortization of deferred financing costs	504	—	—	504
Accretion of note discount, net of premium amortization	239	—	—	239
Operating lease right-of-use liabilities, net	215	67	—	282
Provision for losses on accounts receivable	2,197	283	—	2,480
Provision for inventory obsolescence	115	—	—	115
Change in deferred income taxes	12,239	—	—	12,239
Stock-based compensation expense	2,023	—	—	2,023
Gain from sales of property and equipment, net	(1,263)	(358)	—	(1,621)
Gain from sales of rental equipment, net	(19,568)	(3,671)	—	(23,239)
Equity in earnings of guarantor subsidiaries	(5,955)	—	5,955	—
Changes in operating assets and liabilities:
Receivables	840	3,924	—	4,764
Inventories	(49,636)	(6,361)	—	(55,997)
Prepaid expenses and other assets	(2,887)	(82)	—	(2,969)
Accounts payable	16,782	(190)	—	16,592
Manufacturer flooring plans payable	1,888	(488)	—	1,400
Accrued expenses payable and other liabilities	5,714	1,175	—	6,889
Deferred compensation payable	55	—	—	55
Net cash provided by operating activities	117,024	17,928	—	134,952
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(106,746)	—		(106,746)
Purchases of property and equipment	(15,723)	(2,845)	—	(18,568)
Purchases of rental equipment	(153,724)	(20,950)	—	(174,674)
Proceeds from sales of property and equipment	1,777	396	—	2,173
Proceeds from sales of rental equipment	51,799	9,869	—	61,668
Investment in subsidiaries	4,337	—	(4,337)	—
Net cash used in investing activities	(218,280)	(13,530)	(4,337)	(236,147)
Cash flows from financing activities:
Borrowings on senior secured credit facility	797,029	—	—	797,029
Payments on senior secured credit facility	(685,080)	—	—	(685,080)
Dividends paid	(19,667)	(3)	—	(19,670)
Purchases of treasury stock	(387)	—	—	(387)
Payment of deferred financing costs	(559)	—	—	(559)
Payments on finance lease obligations	(56)	(58)	—	(114)
Capital contributions	—	(4,337)	4,337	—
Net cash provided by (used in) financing activities	91,280	(4,398)	4,337	91,219
Net decrease in cash	(9,976)	—	—	(9,976)
Cash, beginning of period	16,677	—	—	16,677
Cash, end of period	$6,701	$—	$—	$6,701

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$30,249	$2,948	$(2,948)	$30,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	10,606	1,479	—	12,085
Depreciation of rental equipment	83,509	14,131	—	97,640
Amortization of intangible assets	1,485	—	—	1,485
Amortization of deferred financing costs	557	—	—	557
Accretion of note discount, net of premium amortization	239	—	—	239
Provision for losses on accounts receivable	1,195	484	—	1,679
Provision for inventory obsolescence	71	—	—	71
Change in deferred income taxes	10,743	—	—	10,743
Stock-based compensation expense	2,081	—	—	2,081
Gain from sales of property and equipment, net	(4,737)	(150)	—	(4,887)
Gain from sales of rental equipment, net	(14,717)	(3,289)	—	(18,006)
Equity in earnings of guarantor subsidiaries	(2,948)	—	2,948	—
Changes in operating assets and liabilities:
Receivables	5,599	3,522	—	9,121
Inventories	(90,519)	(13,112)	—	(103,631)
Prepaid expenses and other assets	(95)	(33)	—	(128)
Accounts payable	59,775	(70)	—	59,705
Manufacturer flooring plans payable	7,551	(793)	—	6,758
Accrued expenses payable and other liabilities	1,395	(1,784)	—	(389)
Deferred compensation payable	43	—	—	43
Net cash provided by operating activities	102,082	3,333	—	105,415
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(196,027)	—	—	(196,027)
Purchases of property and equipment	(12,990)	(6,571)	—	(19,561)
Purchases of rental equipment	(189,589)	(28,239)	—	(217,828)
Proceeds from sales of property and equipment	6,537	150	—	6,687
Proceeds from sales of rental equipment	41,946	10,231	—	52,177
Investment in subsidiaries	(21,208)	—	21,208	—
Net cash used in investing activities	(371,331)	(24,429)	21,208	(374,552)
Cash flows from financing activities:
Borrowings on senior secured credit facility	735,775	—	—	735,775
Payments on senior secured credit facility	(603,112)	—	—	(603,112)
Dividends paid	(19,616)	(3)	—	(19,619)
Payments of deferred financing costs	(97)	—	—	(97)
Payments on capital lease obligations	—	(109)	—	(109)
Capital contributions	—	21,208	(21,208)	—
Net cash provided by financing activities	112,950	21,096	(21,208)	112,838
Net decrease in cash	(156,299)	—	—	(156,299)
Cash, beginning of period	165,878	—	—	165,878
Cash, end of period	$9,579	$—	$—	$9,579

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2019, and its results of operations for the three and six month periods ended June 30, 2019, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of July 18, 2019, we operated 96 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and six month periods ended June 30, 2019, except as disclosed in note 2 related to new lease accounting guidance adopted on January 1, 2019. Our critical accounting policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill, intangible assets, rental equipment and right-of-use lease assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six month period ended June 30, 2019, approximately 56.9% of our total revenues were attributable to equipment rentals, 17.4% of our total revenues were attributable to new equipment sales, 10.2% were attributable to used equipment sales, 9.6% were attributable to parts sales, 5.0% were attributable to our services revenues and 0.9% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2019, our total cost of revenues was approximately $408.8 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2019, our selling, general and administrative expenses were $156.5 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2019 was $1.2 billion, or approximately 60.4% of our total assets. Our rental fleet as of June 30, 2019 consisted of 44,426 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.9 billion. As of June 30, 2019, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	28,828	64.9%	$1,221.0	63.2%	38.5
Cranes	238	0.5%	87.2	4.5%	58.5
Earthmoving	5,225	11.8%	453.3	23.5%	25.0
Industrial Lift Trucks	1,326	3.0%	40.2	2.1%	29.5
Other	8,809	19.8%	129.2	6.7%	27.6
Total	44,426	100.0%	$1,930.9	100.0%	34.6

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

The original acquisition cost of our gross rental fleet increased by approximately $167.4 million, or 9.5%, for the six month period ended June 30, 2019, largely reflective of an increase in rental fleet capital expenditures and the We-Rent-It acquired fleet. The average age of our rental fleet equipment increased by approximately 0.1 months for the six month period ended June 30, 2019.

Our average rental rates for the six month period ended June 30, 2019 were 2.2% higher than in the six month period ended June 30, 2018 (see further discussion on rental rates in “Results of Operations” below). Our average rental rates for the six month period ended June 30, 2018 do not include rental rate data for legacy We-Rent-It operations for February through April 2019 or the rental rate data for legacy CEC and Rental Inc. operations for the three month period ended March 31, 2018 and three month period ended June 30, 2018.

The rental equipment mix among our four core product lines for the six month period ended June 30, 2019 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

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

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. However, the decline in oil and natural gas prices and the related downturn in oil industry activities during fiscal years 2014, 2015 and 2016 resulted in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Although oil prices have subsequently stabilized and improved in 2017 and into 2018, prices decreased significantly at the end of 2018 into 2019 and we believe the uncertainty regarding future oil prices continues to impact customer capital expenditure decisions.

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 54 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six month periods ended June 30, 2019 and 2018. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

As discussed further in note 2 to these condensed consolidated financial statements, upon our adoption of Topic 842 as of January 1, 2019 using a transition method that allowed us not to recast prior periods, certain ancillary revenues and related cost of revenues associated with our rental activities, such as damage waiver income, environmental fees and other recovery fees, that have been historically presented within Other Revenues and Other Cost of Revenues, are presented within Rental Revenues and Rental Other Cost of Revenues beginning January 1, 2019. As a result, Rental Revenues, as presented in our condensed consolidated statements of income in this Report on Form 10-Q for the three and six month periods ended June 30, 2018, do not include these revenues and related cost of revenues, as they are included within Other Revenues and Other Cost of Revenues.

As disclosed in note 1 to these condensed consolidated financial statements, we have historically presented hauling revenues and related costs of revenues associated with our equipment rental activities within Other Revenues and Other Cost of Revenues. This presentation did not change upon our adoption of Topic 606 on January 1, 2018 as hauling activities are deemed a separate performance obligation under Topic 606 and SEC Regulation S-X permitted flexibility in the presentation of such revenues. However, given the presentation changes required by Topic 842 as described above and in note 2 to these condensed consolidated financial statements, we believe that including equipment rental hauling revenues and related costs of revenues within Rental Other Revenues and Rental Other Cost of Revenues results in a more meaningful presentation and analysis of our equipment rental activities. In accordance with SEC Regulation S-X, the reclassification of equipment rental hauling revenues and related costs of revenues from Other Revenues and Other Cost of Revenues to Rental Revenues and Rental Other Cost of Revenues are presented on a retrospective basis, meaning our condensed consolidated statements of income for the three and six month periods ended June 30, 2019 and 2018 include hauling revenues and related costs of revenues presented within Equipment Rental Revenues and Rental Other Cost of Revenues.

The following tables (1) reconcile our Revenues, Cost of Revenues, Gross Profit and resulting gross margin for our historical condensed consolidated statements of income for the three and six month periods ended June 30, 2018 to the presentation in this Quarterly Report on Form 10-Q, reflecting the retrospective presentation of rental hauling fees and related costs of revenues, and (2) reconcile our Revenues, Cost of Revenues, Gross Profit and resulting gross margin for the three and six month periods ended June 30, 2018 as presented in this Quarterly Report on Form 10-Q to an “As Adjusted” basis to conform the prior year presentation to the current year presentation of Revenues, Cost of Revenues, and resulting gross profit and gross margin for the three and six month periods ended June 30, 2019 as presented in this Quarterly Report on Form 10-Q, reflecting the line item presentation changes required by Topic 842.

$'s in thousands	Three Months Period Ended June 30, 2018
	As Previously Reported	Hauling Fees	As Currently Reported	Other Rental Fees	As Adjusted
REVENUES
Equipment rentals (1)
Rentals	$143,829	$—	$143,829	$—	$143,829
Rentals other	—	8,885	8,885	6,788	15,673
Total equipment rentals	143,829	8,885	152,714	6,788	159,502
New equipment sales	68,539	—	68,539	—	68,539
Used equipment sales	32,140	—	32,140	—	32,140
Parts sales	30,281	—	30,281	—	30,281
Services revenues	16,788	—	16,788	—	16,788
Other	18,787	(8,885)	9,902	(6,788)	3,114
Total revenues	310,364	—	310,364	—	310,364

COST OF REVENUES
Rental depreciation	51,171	—	51,171	—	51,171
Rental expense	22,073	—	22,073	—	22,073
Rental other	—	13,530	13,530	1,402	14,932
	73,244	13,530	86,774	1,402	88,176
New equipment sales	61,226	—	61,226	—	61,226
Used equipment sales	21,772	—	21,772	—	21,772
Parts sales	21,931	—	21,931	—	21,931
Services revenues	5,752	—	5,752	—	5,752
Other	18,336	(13,530)	4,806	(1,402)	3,404
Total cost of revenues	202,261	—	202,261	—	202,261

GROSS PROFIT (LOSS)
Equipment rentals
Rentals	70,585	—	70,585	—	70,585
Rentals other	—	(4,645)	(4,645)	5,386	741
	70,585	(4,645)	65,940	5,386	71,326
New equipment sales	7,313	—	7,313	—	7,313
Used equipment sales	10,368	—	10,368	—	10,368
Parts sales	8,350	—	8,350	—	8,350
Services revenues	11,036	—	11,036	—	11,036
Other	451	4,645	5,096	(5,386)	(290)
Total gross profit	$108,103	$—	$108,103	$—	$108,103

GROSS MARGIN
Equipment rentals
Rentals	49.1%	—	49.1%	—	49.1%
Rentals other	—	-52.3%	-52.3%	79.3%	4.7%
	49.1%	-52.3%	43.2%	79.3%	44.7%
New equipment sales	10.7%	—	10.7%	—	10.7%
Used equipment sales	32.3%	—	32.3%	—	32.3%
Parts sales	27.6%	—	27.6%	—	27.6%
Services revenues	65.7%	—	65.7%	—	65.7%
Other	2.4%	52.3%	51.5%	-79.3%	-9.3%
Total gross profit	34.8%	—	34.8%	—	34.8%

__________

(1)

Pursuant to SEC Regulation S-X, our equipment rental revenues, as presented in our condensed consolidated statements of income in this Quarterly Report on Form 10-Q, are aggregated and presented in a single line item, “Equipment Rentals”. The above table disaggregates our equipment rental revenues for discussion and analysis purposes only.

$'s in thousands	Six Months Period Ended June 30, 2018
	As Previously Reported	Hauling Fees	As Currently Reported	Other Rental Fees	As Adjusted
REVENUES
Equipment rentals (1)
Rentals	$273,190	$—	$273,190	$—	$273,190
Rentals other	—	16,562	16,562	13,055	29,617
Total equipment rentals	273,190	16,562	289,752	13,055	302,807
New equipment sales	115,032	—	115,032	—	115,032
Used equipment sales	56,993	—	56,993	—	56,993
Parts sales	58,432	—	58,432	—	58,432
Services revenues	31,824	—	31,824	—	31,824
Other	35,375	(16,562)	18,813	(13,055)	5,758
Total revenues	570,846	—	570,846	—	570,846

COST OF REVENUES
Rental depreciation	97,640	—	97,640	—	97,640
Rental expense	43,345	—	43,345	—	43,345
Rental other	—	25,630	25,630	2,967	28,597
	140,985	25,630	166,615	2,967	169,582
New equipment sales	102,071	—	102,071	—	102,071
Used equipment sales	38,709	—	38,709	—	38,709
Parts sales	42,548	—	42,548	—	42,548
Services revenues	10,802	—	10,802	—	10,802
Other	35,043	(25,630)	9,413	(2,967)	6,446
Total cost of revenues	370,158	—	370,158	—	370,158

GROSS PROFIT (LOSS)
Equipment rentals
Rentals	132,205	—	132,205	—	132,205
Rentals other	—	(9,068)	(9,068)	10,088	1,020
	132,205	(9,068)	123,137	10,088	133,225
New equipment sales	12,961	—	12,961	—	12,961
Used equipment sales	18,284	—	18,284	—	18,284
Parts sales	15,884	—	15,884	—	15,884
Services revenues	21,022	—	21,022	—	21,022
Other	332	9,068	9,400	(10,088)	(688)
Total gross profit	$200,688	$—	$200,688	$—	$200,688

GROSS MARGIN
Equipment rentals
Rentals	48.4%	—	48.4%	—	48.4%
Rentals other	—	-54.8%	-54.8%	77.3%	3.4%
	48.4%	-54.8%	42.5%	77.3%	44.0%
New equipment sales	11.3%	—	11.3%	—	11.3%
Used equipment sales	32.1%	—	32.1%	—	32.1%
Parts sales	27.2%	—	27.2%	—	27.2%
Services revenues	66.1%	—	66.1%	—	66.1%
Other	0.9%	54.8%	50.0%	-77.3%	-11.9%
Total gross profit	35.2%	—	35.2%	—	35.2%

__________

(1)

Pursuant to SEC Regulation S-X, our equipment rental revenues, as presented in our condensed consolidated statements of income in this Quarterly Report on Form 10-Q, are aggregated and presented in a single line item, “Equipment Rentals”. The above table disaggregates our equipment rental revenues for discussion and analysis purposes only.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

To enhance period-to-period comparability of our revenues and gross profit, the tabular information below is derived from the table above. Our revenues and gross profit for the three month period ended June 30, 2018 are presented on an “As Adjusted” basis.

Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2019	2018 As Adjusted	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$173,837	$143,829	$30,008	20.9%
Rentals other	18,465	15,673	2,792	17.8%
Total equipment rentals	192,302	159,502	32,800	20.6%
New equipment sales	53,596	68,539	(14,943)	(21.8)%
Used equipment sales	36,128	32,140	3,988	12.4%
Parts sales	31,871	30,281	1,590	5.3%
Services revenues	16,725	16,788	(63)	(0.4)%
Non-Segmented revenues	2,975	3,114	(139)	(4.5)%
Total revenues	$333,597	$310,364	$23,233	7.5%

Total Revenues. Our total revenues were approximately $333.6 million for the three month period ended June 30, 2019 compared to $310.4 million for the three month period ended June 30, 2018, an increase of $23.2 million, or 7.5%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three month period ended June 30, 2019 increased approximately $32.8 million, or 20.6%, to $192.3 million from $159.5 million in the three month period ended June 30, 2018, as adjusted. The increase in equipment rental revenues was largely due to increased demand, combined with the impact of the WRI locations acquired on February 1, 2019.

Rentals: Rental revenues increased $30.0 million, or 20.9%, to $173.8 million for the three month period ended June 30, 2019 compared to $143.8 million for the three month period ended June 30, 2018. Rental revenues from aerial work platform equipment increased $19.6 million while earthmoving equipment rental revenues increased $8.0 million. Other equipment rental revenues increased $4.5 million. Lift truck equipment rental revenues and crane rental revenues increased $0.8 million and $0.6 million, respectively. These product line equipment rental revenue fluctuations do not include the impact of legacy WRI equipment rental revenues for April 2019 or Rental Inc. equipment rental revenues for the entire 2018 period.

Our average rental rates for the three month period ended June 30, 2019 increased 2.2% compared to the same three month period last year and increased approximately 0.6% from the three month period ended March 31, 2019. Our average rental rates for the three month period ended June 30, 2019 do not include April 2019 rental rate data for legacy WRI operations and our average rental rates for the three month period ended June 30, 2018 do not include rental rate data for legacy Rental Inc. operations for the entire 2018 period.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2019 was 36.5% compared to 35.4% in the three month period ended June 30, 2018, an increase of 1.1%. The increase in comparative rental equipment dollar utilization was the net result of the increase in equipment rental rates as noted above, which was partially offset by a decrease in rental equipment time utilization, and a favorable shift in the mix of equipment rental revenues. Rental equipment time utilization as a percentage of original equipment cost was approximately 71.2% for the three month period ended June 30, 2019 compared to 72.0% in the three month period ended June 30, 2018, a decrease of 0.8%.

The decrease in rental equipment time utilization as a percentage of original equipment cost was largely due to a $260.2 million increase, or 15.6%, in our equipment rental fleet since June 30, 2018.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three month period ended June 30, 2019 were $18.5 million compared to $15.7 million for the three month period ended June 30, 2018, as adjusted, an increase of $2.8 million, or 17.8%, primarily due to the increase in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2019 decreased $14.9 million, or 21.8%, to $53.6 million from $68.5 million for the three month period ended June 30, 2018. This decrease was largely due to a $9.7 million decrease in new crane sales and a $4.1 million decrease in new earthmoving equipment sales.

Used Equipment Sales Revenues. Our used equipment sales increased $4.0 million, or 12.4%, to $36.1 million for the three month period ended June 30, 2019, from $32.1 million for the same three month period in 2018. This increase was driven primarily by a $4.9 million increase in used aerial work platform equipment sales, a $2.0 million increase in used earthmoving equipment sales and a $0.8 million increase in used other equipment sales, which was partially offset by a $3.6 million decrease in used crane sales.

Parts Sales Revenues. Our parts sales revenues for the three month period ended June 30, 2019 increased $1.6 million, or 5.3%, to $31.9 million from approximately $30.3 million for the same three month period last year. The increase in parts sales was attributable to increases in crane and earthmoving equipment parts sales.

Services Revenues. Our services revenues for the three month period ended June 30, 2019 decreased $0.1 million, or 0.4%, to $16.7 million from $16.8 million for the same three month period last year. The decrease is due to a decrease in crane services revenues, which were substantially offset by increases in aerial work platform services revenues and earthmoving equipment revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended June 30, 2019, our other revenues were approximately $3.0 million, a decrease of $0.1 million, or 4.5%, from $3.1 million in the same three month period in 2018, as adjusted.

Gross Profit.

	Three Months Ended
	June 30,		Total	Total
	2019	2018 As Adjusted	Dollar Increase (Decrease)	Percentage Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$85,384	$70,585	$14,799	21.0%
Rentals other	618	741	(123)	(16.6)%
Total equipment rentals	86,002	71,326	14,676	20.6%
New equipment sales	6,532	7,313	(781)	(10.7)%
Used equipment sales	12,807	10,368	2,439	23.5%
Parts sales	8,581	8,350	231	2.8%
Services revenues	11,366	11,036	330	3.0%
Non-Segmented revenues gross loss	(507)	(290)	(217)	74.8%
Total gross profit	$124,781	$108,103	$16,678	15.4%

Total Gross Profit. Our total gross profit was $124.8 million for the three month period ended June 30, 2019 compared to $108.1 million for the same three month period in 2018, an increase of $16.7 million, or 15.4%. Total gross profit margin for the three month period ended June 30, 2019 was approximately 37.4%, an increase of 2.6% from the 34.8% gross profit margin for the same three month period in 2018. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three month period ended June 30, 2019 increased approximately $14.7 million, or 20.6%, to $86.0 million from $71.3 million in the same three month period in 2018. Total gross profit margin from equipment rentals for the three month periods ended June 30, 2019 and 2018 was approximately 44.7%, as adjusted.

Rentals: Rental revenues gross profit increased $14.8 million to $85.4 million for the three month period ended June 30, 2019 compared to $70.6 million for the same three month period in 2018. The gross profit increase was the result of a $30.0 million increase in equipment rental revenues for the three month period ended June 30, 2019 compared to the same period last year, which was partially offset by a $10.3 million increase in rental equipment depreciation expense and a $4.9 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2019 compared to 2018.

Gross profit margin on equipment rentals for the three month periods ended June 30, 2019 and June 30, 2018 was approximately 49.1%. Depreciation expense was 35.3% of equipment rental revenues for the three month period ended June 30, 2019 compared to 35.6% for the same period in 2018, a decrease of 0.3%. As a percentage of revenues, rental expenses were 15.5% for the three month period ended June 30, 2019 compared to 15.3% for the same period last year, an increase of 0.2%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three month period ended June 30, 2019 was $0.6 million compared to $0.7 million, as adjusted, for the same period in 2018, a decrease of $0.1 million. Gross profit margin was 3.4% for the three month period ended June 30, 2019 compared to 4.7%, as adjusted, for the same period last year, a decrease of 1.3%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2019 decreased $0.8 million, or 10.7%, to $6.5 million compared to $7.3 million for the same three month period in 2018 on a total new equipment sales decrease of $14.9 million. Gross profit margin on new equipment sales was 12.2% for the three month period ended June 30, 2019, compared to 10.7% for the same period last year, an increase of 1.5%. The increase in gross profit margin was primarily due to the mix of new equipment sold combined with higher margins on new crane and new earthmoving equipment gross margins.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2019 increased $2.4 million, or 23.5%, to $12.8 million from $10.4 million in the same period in 2018 on a used equipment sales increase of $4.0 million.

Gross profit margin on used equipment sales for the three month period ended June 30, 2019 was approximately 35.4%, up 3.2% from 32.3% for the same three month period in 2018, primarily as a result of the mix of used equipment sold and higher used earthmoving equipment and used crane sales gross margins. Our used equipment sales from the rental fleet, which comprised 92.4% and 89.4% of our used equipment sales for the three month periods ended June 30, 2019 and 2018, respectively, were approximately 160.8%  and 155.5% of net book value for the three month periods ended June 30, 2019 and 2018, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended June 30, 2019 was approximately $8.6 million, an increase of $0.2 million, or 2.8%, from gross profit of $8.4 million for the same period last year on a parts sales increase of $1.6 million. Gross profit margin for the three month period ended June 30, 2019 was 26.9%, a decrease of 0.7%, compared to a gross margin of 27.6% for the three month period ended June 30, 2018. The decrease in parts sales gross margin is due to the mix of parts sold and lower parts sales gross margins on aerial work platform equipment.

Services Revenues Gross Profit. For the three month period ended June 30, 2019, our services revenues gross profit increased $0.3 million, or 3.0%, to approximately $11.4 million from $11.0 million for the same three month period in 2018 on a $0.1 million decrease in services revenues. Gross profit margin for the three month period ended June 30, 2019 was 68.0%, an increase of 2.3% from approximately 65.7% in the same three month period in 2018, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended June 30, 2019, our other revenues gross loss was $0.5 million compared to a gross loss of $0.3 million, as adjusted, in the same period in 2018, a decrease of $0.2 million.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $8.8 million, or 12.7%, to $77.8 million for the three month period ended June 30, 2019 compared to $69.0 million for the three month period ended June 30, 2018. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses increased $4.8 million, primarily as a result of our acquisition since June 30, 2018, and a larger workforce and higher incentive compensation related to improved profitability. Professional service costs increased $0.5 million. Facility rent expenses and repairs and maintenance costs increased $1.9 million and supplies costs increased $0.4 million. Depreciation and amortization expenses increased $0.5 million. Promotional expenses increased $0.4 million and bad debt expense increased $0.4 million. Approximately $0.8 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2018 (but excluding for this purpose branches acquired as a result of our CEC, Rental Inc. and WRI acquisitions) with less than three months of comparable operations in either or both of the three month periods ended June 30, 2019 and 2018. SG&A expenses as a percentage of total revenues for the three month periods ended June 30, 2019 and 2018 were 23.3% and 22.3%, respectively.

Merger Costs.  Merger costs incurred in the three month period ended June 30, 2019 were approximately $0.1 million compared to $0.2 million in the same period in 2018.

Other Income (Expense). For the three month period ended June 30, 2019, our net other expenses increased approximately $1.5 million to $16.8 million compared to $15.2 million for the same three month period in 2018, primarily as a result of higher interest expense. Interest expense increased $1.6 million to $17.3 million for the three month period ended June 30, 2019 compared to $15.7 million for the same period last year. The increase in interest expense was due primarily to an increase in our average borrowings under the Credit Facility for the three month period ended June 30, 2019 compared to the same period last year, combined with higher interest rates in the current year period.

Income Taxes. We recorded income tax expense of $8.3 million for the three month period ended June 30, 2019 compared to income tax expense of $7.1 million for the three month period ended June 30, 2018. Our effective income tax rate for the three month period ended June 30, 2019 was 26.8% compared to 25.5% for the same period in 2018. The increase in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2019 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

To enhance period-to-period comparability of our revenues and gross profit, the tabular information below is derived from the table above. Our revenues and gross profit for the six month period ended June 30, 2018 are presented on an “As Adjusted” basis.

Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2019	2018 As Adjusted	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$333,497	$273,190	$60,307	22.1%
Rentals other	34,934	29,617	5,317	18.0%
Total equipment rentals	368,431	302,807	65,624	21.7%
New equipment sales	112,699	115,032	(2,333)	(2.0)%
Used equipment sales	65,762	56,993	8,769	15.4%
Parts sales	62,299	58,432	3,867	6.6%
Services revenues	32,293	31,824	469	1.5%
Non-Segmented revenues	5,751	5,758	(7)	(0.1)%
Total revenues	$647,235	$570,846	$76,389	13.4%

Total Revenues. Our total revenues were approximately $647.2 million for the six month period ended June 30, 2019 compared to $570.8 million for the six month period ended June 30, 2018, an increase of $76.4 million, or 13.4%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the six month period ended June 30, 2019 increased $65.6 million, or 21.7%, to $368.4 million from $302.8 million in the six month period ended June 30, 2018, as adjusted. The increase in equipment rental revenues was largely due to increased demand, combined with the impact of the WRI locations acquired on February 1, 2019.

Rentals: Rental revenues increased $60.3 million, or 22.1%, to $333.5 million for the six month period ended June 30, 2019 compared to $273.2 million for the six month period ended June 30, 2018. Rental revenues from aerial work platform equipment increased $40.9 million while earthmoving equipment rental revenues increased $16.1 million. Other equipment rental revenues increased $7.7 million. Lift truck equipment rental revenues and crane rental revenues increased $1.9 million and $0.7 million, respectively. These product line equipment rental revenue fluctuations do not include the impact of legacy WRI equipment rental revenues for February through April 2019 or legacy CEC and Rental Inc. equipment rental revenues for January through March 2018 and April through June 2018, respectively.

Our average rental rates for the six month period ended June 30, 2019 increased 2.2% compared to the same six month period last year. Our average rental rates do not include the impact of legacy WRI equipment rental revenues for February through April 2019 or legacy CEC and Rental Inc. equipment rental revenues for January through March 2018 and April through June 2018, respectively.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2019 was 35.9% compared to 35.1% in the six month period ended June 30, 2018, an increase of 0.8%. The increase in comparative rental equipment dollar utilization was the net result of the increase in equipment rental rates as noted above and a decrease in rental equipment time utilization, and a favorable shift in the mix of equipment rental revenues. Rental equipment time utilization as a percentage of original equipment cost was approximately 70.6% for the six month period ended June 30, 2019 compared to 71.2% in the six month period ended June 30, 2018, a decrease of 0.6%.  The decrease in rental equipment time utilization as a percentage of original equipment cost was largely due to a $260.2 million increase, or 15.6%, in our equipment rental fleet since June 30, 2018.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the six month period ended June 30, 2019 were $34.9 million compared to $29.6 million for the six month period ended June 30, 2018, as adjusted, an increase of $5.3 million, or 18.0%, primarily due to the increase in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2019 decreased $2.3 million, or 2.0%, to $112.7 million from $115.0 million for the six month period ended June 30, 2018. This decrease, as noted below, was driven primarily by decreased sales of new cranes of $11.6 million, which was partially offset by increases of new earthmoving equipment sales, new other equipment sales and new aerial work platform equipment sales of $5.6 million, $3.4 million and $2.5 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $8.8 million, or 15.4%, to $65.8 million for the six month period ended June 30, 2019, from approximately $57.0 million for the same six month period in 2018. Sales of used aerial work platform equipment and used earthmoving equipment increased $4.4 million and $3.9 million, respectively. Sales of used lift trucks and used other equipment increased $0.8 million and $0.4 million, respectively. These increases were partially offset by a $0.3 million decrease in used crane sales.

Parts Sales Revenues. Our parts sales revenues for the six month period ended June 30, 2019 increased $3.9 million, or 6.6%, to $62.3 million from $58.4 million for the same six month period last year. The increase in parts sales was primarily attributable to increases in crane, aerial work platform equipment and earthmoving equipment parts sales.

Services Revenues. Our services revenues for the six month period ended June 30, 2019 increased $0.5 million, or 1.5%, to approximately $32.3 million from $31.8 million for the same six month period last year. The increase in services revenues is the primarily the net result of increases in services revenues related to aerial work platform equipment and earthmoving equipment and a decrease in crane services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the six month periods ended June 30, 2019 and 2018 (as adjusted), our non-segmented other revenues were approximately $5.8 million.

Gross Profit.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2019	2018 As Adjusted	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$163,128	$132,205	$30,923	23.4%
Rentals other	812	1,020	(208)	(20.4)%
Total equipment rentals	163,940	133,225	30,715	23.1%
New equipment sales	13,536	12,961	575	4.4%
Used equipment sales	23,429	18,284	5,145	28.1%
Parts sales	16,720	15,884	836	5.3%
Services revenues	21,930	21,022	908	4.3%
Non-Segmented revenues gross loss	(1,074)	(688)	(386)	56.1%
Total gross profit	$238,481	$200,688	$37,793	18.8%

Total Gross Profit. Our total gross profit was $238.5 million for the six month period ended June 30, 2019 compared to $200.7 million for the same six month period in 2018, an increase of $37.8 million, or 18.8%. Total gross profit margin for the six month period ended June 30, 2019 was approximately 36.8%, an increase of 1.6% from the 35.2% gross profit margin for the same six month period in 2018. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the six month period ended June 30, 2019 increased $30.7 million, or 23.1%, to $163.9 million from $133.2 million in the same six month period in 2018. Total gross profit margin from equipment rentals for the six month period ended June 30, 2019 was approximately 44.5% compared to 44.0% for the same period in 2018, an increase of 0.5%.

Rentals: Rental revenues gross profit increased $30.9 million, or 23.4%, to $163.1 million for the six month period ended June 30, 2019 compared to $132.2 million for the same three month period in 2018. The gross profit increase was the result of a $60.3 million increase in equipment rental revenues for the six month period ended June 30, 2019 compared to the same period last year, which was partially offset by a $20.9 million increase in rental equipment depreciation expense and an $8.4 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2019 compared to 2018.

Gross profit margin on equipment rentals for the six month period ended June 30, 2019 was approximately 48.9% compared to 48.4% for the same period in 2018, an increase of 0.5%. Depreciation expense was 35.6% of equipment rental revenues for the six month period ended June 30, 2019 compared to 35.7% for the same period in 2018, a decrease of approximately 0.1%. As a percentage of revenues, rental expenses were 15.5% for the six month period ended June 30, 2019 compared to 15.9% for the same period last year, a decrease of approximately 0.4%, resulting primarily from the increase in rental revenues.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the six month period ended June 30, 2019 was $0.8 million compared to $1.0 million, as adjusted, for the same period in 2018, a decrease of $0.2 million. Gross profit margin was 2.3% for the six month period ended June 30, 2019 compared to 3.4%, as adjusted, for the same period last year, a decrease of 1.1%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2019 increased $0.6 million, or 4.4%, to $13.5 million compared to approximately $13.0 million for the same six month period in 2018 on a total new equipment sales decrease of $2.3 million. Gross profit margin on new equipment sales was 12.0% for the six month period ended June 30, 2019, compared to 11.3% for the same period last year, an increase of 0.7%. The increase in gross profit margin was primarily due to the mix of new equipment sold combined with higher gross margins on new crane sales and new earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2019 increased $5.1 million, or 28.1%, to $23.4 million from $18.3 million in the same period in 2018 on a used equipment sales increase of $8.8 million.

Gross profit margin on used equipment sales for the six month period ended June 30, 2019 was approximately 35.6%, up 3.5% from 32.1% for the same six month period in 2018, primarily as a result of the mix of used equipment sold and higher used earthmoving equipment and used crane sales gross margins. Our used equipment sales from the rental fleet, which comprised 93.8% and 91.5% of our used equipment sales for the six month periods ended June 30, 2019 and 2018, respectively, were approximately 160.5%  and 152.7% of net book value for the six month periods ended June 30, 2019 and 2018, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the six month period ended June 30, 2019 was $16.7 million, an increase of $0.8 million, or 5.3%, from gross profit of $15.9 million for the same period last year on a parts sales increase of $3.9 million. Gross profit margin for the six month period ended June 30, 2019 was 26.8% compared to 27.2% for the same period in 2018, a decrease of 0.4%, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the six month period ended June 30, 2019, our services revenues gross profit increased $0.9 million, or 4.3%, to $21.9 million from $21.0 million for the same six month period in 2018 on a $0.5 million increase in services revenues. Gross profit margin for the six month period ended June 30, 2019 was 67.9%, an increase of 1.8% from approximately 66.1% in the same six month period in 2018, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the six month period ended June 30, 2019, our other revenues gross loss was $1.0 million compared to a gross loss of $0.7 million, as adjusted, in the same period in 2018.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $21.6 million, or 16.0%, to $156.5 million for the six month period ended June 30, 2019 compared to $134.9 million for the six month period ended June 30, 2018.

Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses increased $12.7 million, primarily as a result of our acquisition since June 30, 2018, and a larger workforce and higher incentive compensation related to improved profitability. Legal and professional fees increased $1.1 million. Facility rent expenses and repairs and maintenance costs increased $3.3 million and supplies costs increased $1.0 million. Liability insurance costs increased $0.9 million. Depreciation and amortization increased $1.2 million.  Promotional expenses increased $0.8 million and bad debt expense increased $0.8 million. Approximately $1.8 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2018 (but excluding for this purpose branches acquired as a result of our CEC, Rental Inc. and WRI acquisitions) with less than six months of comparable operations in either or both of the six month periods ended June 30, 2019 and 2018. SG&A expenses as a percentage of total revenues for the six month periods ended June 30, 2019 and 2018 were 24.2% and 23.6%, respectively.

Merger Costs.  Merger costs incurred in the six month period ended June 30, 2019 were approximately $0.3 million compared to $0.2 million in the same six month period in 2018.

Other Income (Expense). For the six month period ended June 30, 2019, our net other expenses increased approximately $3.6 million to $33.1 million compared to $29.5 million for the same six month period in 2018, primarily as a result of higher interest expense. Interest expense increased approximately $3.8 million to $34.1 million for the six month period ended June 30, 2019 compared to $30.3 million for the same period last year. The increase in interest expense was due primarily to an increase in our average borrowings under the Credit Facility for the six month period ended June 30, 2019 compared to the same period last year, combined with higher interest rates in the current year period.

Income Taxes. We recorded income tax expense of 13.4 million for the six month period ended June 30, 2019 compared to income tax expense of $10.7 million for the six month period ended June 30, 2018. Our effective income tax rate for the six month period ended June 30, 2019 was 26.6% compared to 26.1% for the same period in 2018. The increase in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2019 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the six month period ended June 30, 2019, the net cash provided by our operating activities was approximately $135.0 million. Our reported net income of $36.9 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $164.2 million. These cash flows from operating activities were also positively impacted by a $16.6 million increase in accounts payable, a $6.9 million increase in accrued expense payable and other liabilities, a $4.8 million decrease in accounts receivable and a $1.4 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $56.0 million increase in inventories, and a $3.0 million increase in prepaid expenses and other assets.

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

Cash flow from investing activities. For the six month period ended June 30, 2019, our net cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $236.1 million. The acquisition of WRI totaled $106.7 million (net of cash acquired). Purchases of rental and non-rental equipment were $193.2 million and proceeds from the sale of rental and non-rental equipment were $63.8 million.

For the six month period ended June 30, 2018, our cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $374.6 million. The acquisitions of CEC and Rental Inc. totaled $196.0 (net of cash acquired). Purchases of rental and non-rental equipment totaled $237.4 million and proceeds from the sale of rental and non-rental equipment were $58.9 million.

Cash flow from financing activities. For the six month period ended June 30, 2019, net cash provided by our financing activities was $91.2 million. Net borrowings under our Credit Facility for the three month period ended June 30, 2019 were $111.9 million, which was partially offset by dividends paid totaling $19.7 million, or $0.55 per common share. Payments of deferred financing costs were $0.6 million. Treasury stock purchases totaled $0.4 million and finance lease principal payments were $0.1 million.

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

At June 30, 2019, we had total borrowings under the Credit Facility of $282.7 million and we could borrow up to $459.5 million and remain in compliance with the debt covenants under the Credit Facility. At July 18, 2019, we had $471.3 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six month period ended June 30, 2019 were approximately $208.3 million, including $33.6 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the six month period ended June 30, 2019 were $18.6 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of July 18, 2019, we had $471.3 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

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

Quarterly Dividend

On May 10, 2019, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on June 14, 2019, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.25% to 0.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.  At June 30, 2019, we had outstanding borrowings under the Credit Facility totaling $459.5 million. A 1.0% increase in the interest rate on the Credit Facility would result in an increase of approximately $4.6 million in interest expense on an annualized basis. At July 18, 2019, we had borrowings outstanding totaling approximately $270.9 million, with $471.3 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of June 30, 2019 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: July 25, 2019	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer & President (Principal Executive Officer)

Dated: July 25, 2019	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)