Form 10-Q
period 2019-09-30
H&E Equipment Services, Inc.
filed 2019-10-25
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 18, 2019, there were 35,848,936 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

September 30, 2019

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$10,596	$16,677
Receivables, net of allowance for doubtful accounts of $4,106 and $4,094, respectively	205,205	201,556
Inventories, net of reserves for obsolescence of $352 and $368, respectively	106,710	104,598
Prepaid expenses and other assets	13,627	10,508
Rental equipment, net of accumulated depreciation of $658,718 and $582,520, respectively	1,262,663	1,141,498
Property and equipment, net of accumulated depreciation and amortization of $155,546 and $142,662, respectively	127,691	115,121
Operating lease right-of-use assets, net of accumulated amortization of $8,459 at September 30, 2019	161,289	—
Finance lease right-of-use assets, net of accumulated amortization of $2,011 at September 30, 2019	406	—
Deferred financing costs, net of accumulated amortization of $14,244 and $13,717, respectively	3,032	3,000
Intangible assets, net of accumulated amortization of $6,410 and $3,320, respectively	33,990	28,380
Goodwill	143,626	105,843
Total assets	$2,068,835	$1,727,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$304,131	$170,761
Accounts payable	85,339	101,840
Manufacturer flooring plans payable	25,925	23,666
Accrued expenses payable and other liabilities	72,236	73,371
Dividends payable	141	132
Senior unsecured notes, net of unaccreted discount of $2,811 and $3,168 and deferred financing costs of $1,820 and $2,052, respectively	945,369	944,780
Operating lease right-of-use liabilities	163,855	—
Finance lease right-of-use liabilities	610	—
Capital leases payable	—	726
Deferred income taxes	175,240	153,113
Deferred compensation payable	2,071	1,989
Total liabilities	1,774,917	1,470,378
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,924,558 and 39,748,562 shares issued at September 30, 2019 and December 31, 2018, respectively, and 35,852,371 and 35,733,569 shares outstanding at September 30, 2019 and December 31, 2018, respectively	398	396
Additional paid-in capital	234,234	231,174
Treasury stock at cost, 4,072,187 and 4,014,993 shares of common stock held at September 30, 2019 and December 31, 2018, respectively	(64,739)	(63,099)
Retained earnings	124,025	88,332
Total stockholders’ equity	293,918	256,803
Total liabilities and stockholders’ equity	$2,068,835	$1,727,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Equipment rentals	$204,132	$165,415	$572,563	$455,167
New equipment sales	65,010	68,233	177,709	183,265
Used equipment sales	31,180	30,294	96,942	87,287
Parts sales	31,499	31,484	93,798	89,916
Services revenues	18,105	16,426	50,398	48,250
Other	3,071	10,289	8,822	29,102
Total revenues	352,997	322,141	1,000,232	892,987
Cost of revenues:
Rental depreciation	63,065	55,060	181,647	152,700
Rental expense	27,889	22,936	79,676	66,281
Rental other	18,620	15,007	52,742	40,637
	109,574	93,003	314,065	259,618
New equipment sales	57,475	60,394	156,638	162,465
Used equipment sales	21,409	20,512	63,742	59,221
Parts sales	23,171	23,129	68,750	65,677
Services revenues	5,898	5,628	16,261	16,430
Other	3,342	4,745	10,167	14,158
Total cost of revenues	220,869	207,411	629,623	577,569
Gross profit	132,128	114,730	370,609	315,418
Selling, general and administrative expenses	77,296	70,346	233,783	205,272
Merger costs	47	219	314	439
Gain on sales of property and equipment, net	718	1,153	2,339	6,040
Income from operations	55,503	45,318	138,851	115,747
Other income (expense):
Interest expense	(17,331)	(16,715)	(51,453)	(47,061)
Other, net	588	368	1,609	1,222
Total other expense, net	(16,743)	(16,347)	(49,844)	(45,839)
Income before provision for income taxes	38,760	28,971	89,007	69,908
Provision for income taxes	10,329	7,657	23,719	18,345
Net income	$28,431	$21,314	$65,288	$51,563
Net income per common share:
Basic	$0.79	$0.60	$1.82	$1.45
Diluted	$0.79	$0.59	$1.81	$1.44
Weighted average common shares outstanding:
Basic	35,893	35,719	35,835	35,649
Diluted	36,046	35,926	36,012	35,904
Dividends declared per common share outstanding	$0.275	$0.275	$0.825	$0.825

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$65,288	$51,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,841	18,367
Depreciation of rental equipment	181,647	152,700
Amortization of finance lease right-of-use assets	122	—
Amortization of intangible assets	3,091	2,415
Amortization of deferred financing costs	757	819
Accretion of note discount, net of premium amortization	357	357
Operating right-of-use lease liabilities, net	426	—
Provision for losses on accounts receivable	4,059	2,056
Provision for inventory obsolescence	152	74
Change in deferred income taxes	22,127	17,869
Stock-based compensation expense	3,060	2,998
Gain from sales of property and equipment, net	(2,339)	(6,040)
Gain from sales of rental equipment, net	(32,780)	(27,641)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,045)	(6,825)
Inventories	(39,631)	(56,355)
Prepaid expenses and other assets	(3,098)	175
Accounts payable	(16,871)	(10,081)
Manufacturer flooring plans payable	2,259	4,470
Accrued expenses payable and other liabilities	103	(8,961)
Deferred compensation payable	82	65
Net cash provided by operating activities	207,607	138,025
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(106,746)	(196,027)
Purchases of property and equipment	(31,451)	(27,038)
Purchases of rental equipment	(269,150)	(350,646)
Proceeds from sales of property and equipment	3,085	7,958
Proceeds from sales of rental equipment	89,105	78,947
Net cash used in investing activities	(315,157)	(486,806)
Cash flows from financing activities:
Borrowings on senior secured credit facility	1,174,120	1,142,811
Payments on senior secured credit facility	(1,040,750)	(923,793)
Dividends paid	(29,530)	(29,447)
Purchases of treasury stock	(1,640)	(1,323)
Payments of deferred financing costs	(559)	(97)
Payments of finance lease obligations	(172)	—
Payments of capital lease obligations	—	(160)
Net cash provided by financing activities	101,469	187,991
Net decrease in cash	(6,081)	(160,790)
Cash, beginning of period	16,677	165,878
Cash, end of period	$10,596	$5,088

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Supplemental schedule of noncash investing and financing activities:
Accrued acquisition purchase price consideration	$3,432	$3,432
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$38,240	$23,860
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(27)	$(226)
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$162,814	$—
Finance lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$782	$—
Operating lease assets obtained in exchange for new operating lease liabilities	$9,511	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,312	$59,475
Income taxes paid, net of refunds received	$2,658	$1,949

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2018, from which the consolidated balance sheet amounts as of December 31, 2018 were derived.

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

Historically, we have presented hauling revenues and related cost of revenues associated with our equipment rental activities within Other Revenues and Other Cost of Revenues. This presentation did not change upon our adoption of Topic 606 (Revenue from Contracts with Customers) on January 1, 2018 as hauling activities are deemed a separate performance obligation under Topic 606 and SEC Regulation S-X permitted flexibility in the presentation of such revenues. However, given the presentation changes of certain ancillary fees required by Topic 842 (Leases) as described in note 2 to these condensed consolidated financial statements, we believe that including equipment rental hauling revenues and related costs of revenues within our Rental Revenues segment results in a more meaningful presentation and analysis of our equipment rental activities. In accordance with SEC Regulation S-X, the reclassification of equipment rental hauling revenues and related cost of revenues from Other Revenues and Other Cost of Revenues to Rental Revenues and Rental Other Cost of Revenues is presented on a retrospective basis, meaning our condensed consolidated statements of income for the three and nine month periods ended September 30, 2019 and 2018 include hauling revenues and related costs of revenues presented within Equipment Rental Revenues and Rental Other Cost of Revenues. The tables below reconcile for the three and nine month periods ended September 30, 2018, our Revenues, Cost of Revenues and Gross Profit as previously reported to the current period presentation in this Quarterly Report on Form 10-Q.

	Three Month Period Ended September 30, 2018			Nine Month Period Ended September 30, 2018
	As Previously Reported	Hauling Fees	As Currently Reported	As Previously Reported	Hauling Fees	As Currently Reported
REVENUES
Equipment rentals	$156,037	$9,378	$165,415	$429,227	$25,940	$455,167
New equipment sales	68,233	—	68,233	183,265	—	183,265
Used equipment sales	30,294	—	30,294	87,287	—	87,287
Parts sales	31,484	—	31,484	89,916	—	89,916
Services revenues	16,426	—	16,426	48,250	—	48,250
Other	19,667	(9,378)	10,289	55,042	(25,940)	29,102
Total revenues	322,141	—	322,141	892,987	—	892,987

COST OF REVENUES
Rental depreciation	55,060	—	55,060	152,700	—	152,700
Rental expense	22,936	—	22,936	66,281	—	66,281
Rental other	—	15,007	15,007	—	40,637	40,637
	77,996	15,007	93,003	218,981	40,637	259,618
New equipment sales	60,394	—	60,394	162,465	—	162,465
Used equipment sales	20,512	—	20,512	59,221	—	59,221
Parts sales	23,129	—	23,129	65,677	—	65,677
Services revenues	5,628	—	5,628	16,430	—	16,430
Other	19,752	(15,007)	4,745	54,795	(40,637)	14,158
Total cost of revenues	207,411	—	207,411	577,569	—	577,569
Gross Profit	$114,730	$—	$114,730	$315,418	$—	$315,418

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.  During the three and nine month periods ended September 30, 2019, there were no significant changes to those accounting policies, other than those policies impacted by our adoption of the new lease accounting standard, which is further described below in “Recently Adopted Accounting Pronouncements”.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard. Instead, entities would need to apply other U.S. GAAP, namely Topic 842 (Leases), to account for changes in the collectability assessment for operating leases. Other than operating lease receivables, our trade receivables include receivables from equipment sales, parts and service sales. Under Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that these trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2016-13 will be effective for us as of January 1, 2020. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on our consolidated financial statements and related disclosures or our existing internal controls.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 of the current goodwill impairment test, which was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, and requires prospective adoption. Based upon our review of ASU 2017-04, we do not expect the guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement - Disclosure Framework," or ASU 2018-13. ASU 2018-13 modifies the disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt the entire standard or only the provisions that eliminate or modify the requirements. We will adopt ASU 2018-13 when effective. We do not expect the adoption of ASU 2018-13 to have a material impact on our consolidated financial statements and footnotes.

Recently Adopted Accounting Pronouncements

Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for calendar-year public business entities in 2020, with early adoption permitted. We adopted ASU 2018-15 effective October 1, 2019 on a prospective basis. Our adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.

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

We adopted Topic 842 on January 1, 2019 using the transition method that allowed us to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As such, Topic 842 will not be applied to periods prior to January 1, 2019. Therefore, the above changes as described are not reflected in our condensed consolidated statements of income for the three and nine month periods ended September 30, 2018. While the above changes resulting from our adoption of Topic 842 do not impact total consolidated revenues or total consolidated gross profit, the change does impact the comparability of our total Rental Revenues gross profit and total Other Revenues gross profit and resulting gross margins for 2019 compared to our previously reported gross profit and resulting gross margins for periods prior to January 1, 2019.

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

We elected the package of transition provisions available for expired or existing leases, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We did not elect the use-of-hindsight practical expedient or the practical expedient pertaining to land easements. We elected not to apply the recognition requirements of Topic 842 to arrangements with lease terms of 12 months or less.

The adoption of Topic 842 had a material impact on our consolidated balance sheet related to operating leases. Upon adoption of Topic 842, we recognized additional operating lease liabilities of $162.8 million. We also recognized net corresponding right-of-use operating lease assets of $160.6 million. Finance lease liabilities recognized upon adoption of Topic 842 were $0.8 million and finance right-of-use lease assets were $0.5 million.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three and nine month periods ended September 30, 2019 and 2018 are summarized by type and by the applicable accounting standard.

	Three Month Period Ended September 30,
	2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$177,287	$305	$177,592	$149,705	$197	$149,902
Re-rent revenue	7,205	—	7,205	6,135	—	6,135
Ancillary and other rental revenues:
Delivery and pick-up	—	10,977	10,977	—	9,378	9,378
Other	8,358	—	8,358	—	—	—
Total ancillary rental revenues	8,358	10,977	19,335	—	9,378	9,378
Total equipment rental revenues	192,850	11,282	204,132	155,840	9,575	165,415
New equipment sales	—	65,010	65,010	—	68,233	68,233
Used equipment sales	—	31,180	31,180	—	30,294	30,294
Parts sales	—	31,499	31,499	—	31,484	31,484
Service revenues	—	18,105	18,105	—	16,426	16,426
Other	—	3,071	3,071	7,357	2,932	10,289
Total revenues	$192,850	$160,147	$352,997	$163,197	$158,944	$322,141

	Nine Month Period Ended September 30,
	2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$497,709	$824	$498,533	$411,874	$1,112	$412,986
Re-rent revenue	19,761	—	19,761	16,241	—	16,241
Ancillary and other rental revenues:
Delivery and pick-up	—	30,272	30,272	—	25,940	25,940
Other	23,997	—	23,997	—	—	—
Total ancillary rental revenues	23,997	30,272	54,269	—	25,940	25,940
Total equipment rental revenues	541,467	31,096	572,563	428,115	27,052	455,167
New equipment sales	—	177,709	177,709	—	183,265	183,265
Used equipment sales	—	96,942	96,942	—	87,287	87,287
Parts sales	—	93,798	93,798	—	89,916	89,916
Service revenues	—	50,398	50,398	—	48,250	48,250
Other	—	8,822	8,822	20,411	8,691	29,102
Total revenues	$541,467	$458,765	$1,000,232	$448,526	$444,461	$892,987

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

“Other” equipment rental revenue is primarily comprised of (i) revenue from customers who purchase insurance to protect against potential damages or loss the equipment they rent, (ii) environmental charges associated with the rental of equipment, and (iii) fuel recovery fees charged to customers. Fuel consumption charges are recognized upon return of the rental equipment when fuel consumption by the customer, if any, can be measured. Income from environmental fees and damage waiver insurance policies are recognized when earned over the period the equipment is rented. Prior to our adoption of Topic 842 on January 1, 2019, these revenue items were included in other revenues as shown in the tables above for the three and nine month periods ended September 30, 2018.

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

Other revenues: Other revenues relate primarily to ancillary charges associated with equipment maintenance and repair services. Such revenues are recognized at the time the services are performed.

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

We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the nine month periods ended September 30, 2019 and 2018 were approximately 0.4% and 0.3%, respectively. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three and nine month periods ended September 30, 2019 or 2018 that were included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenues recognized during the three and nine month periods ended September 30, 2019 and 2018 were not material. We also do not expect to recognize material revenues in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019.

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

$’s in thousands
Cash	$1,745
Accounts receivable	5,119
Inventory	731
Prepaid expenses and other assets	544
Rental equipment	51,747
Property and equipment	3,207
Other assets	21
Intangible assets (1)	8,700
Total identifiable assets acquired	71,814
Accounts payable	(115)
Accrued expenses payable and other liabilities	(991)
Total liabilities assumed	(1,106)
Net identifiable assets acquired	70,708
Goodwill (2)	37,783
Net assets acquired	$108,491

(1)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$8,500	10
Tradenames	200	1
	$8,700

(2)	We have allocated the $37.8 million goodwill among our six goodwill reporting units as follows (amounts in thousands):

Rental Component 1	$14,918
Rental Component 2	19,775
New Equipment	254
Used Equipment	500
Parts	2,045
Service	291
$37,783

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

Pro forma financial information

We completed the CEC acquisition on January 1, 2018. Therefore, the operating results of CEC are included in our reported condensed consolidated statements of income for the full three and nine month periods ended September 30, 2019 and 2018. We completed the Rental Inc. acquisition on April 1, 2018. Therefore, our reported condensed consolidated statements of income for the nine month period ended September 30, 2018 do not include Rental Inc. for the period January 1, 2018 through March 31, 2018.  We completed the We-Rent-It acquisition on February 1, 2019. Therefore, our reported condensed consolidated statements for the nine month period ended September 30, 2019 do not include We-Rent-It for the month of January 2019.

Pursuant to Accounting Standards Codification (“ASC”) 805, pro forma disclosures should be repeated whenever the year or interim period of the acquisition is presented. Since the CEC acquisition was completed in the first quarter of 2018 and the Rental Inc. acquisition was completed in the second quarter of 2018, the pro forma information below gives effect to the CEC and the Rental Inc. acquisitions as if the acquisitions occurred on January 1, 2017 (the CEC and Rental Inc. pro forma acquisition date) for the three and nine month periods ended September 30, 2017.

	(amounts in thousands)
	Three Month Period Ended September 30, 2017
	H&E	CEC	Rental Inc.	Total
Total revenues	$259,162	$9,186	$9,247	$277,595
Pretax income	7,577	2,133	2,153	11,863
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(823)	(713)	(1,536)
Intangible asset amortization (2)	—	(605)	(300)	(905)
Interest expense (3)	—	—	(451)	(451)
Elimination of historic interest expense (4)	—	425	90	515
Pro forma pretax income	7,577	1,130	779	9,486
Income tax expense	(885)	(127)	(87)	(1,099)
Net income	$8,462	$1,257	$866	$10,585
Net income per share – basic (5)	$0.24	$0.04	$0.02	$0.30
Net income per share – diluted (5)	$0.24	$0.04	$0.02	$0.30

	(amounts in thousands)
	Nine Month Period Ended September 30, 2017
	H&E	CEC	Rental Inc.	Total
Total revenues	$735,353	$23,715	$26,472	$785,540
Pretax income	31,775	5,022	6,311	43,108
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(2,535)	(2,094)	(4,629)
Intangible asset amortization (2)	—	(1,815)	(600)	(2,415)
Interest expense (3)	—	—	(1,226)	(1,226)
Elimination of historic interest expense (4)	—	1,225	292	1,517
Pro forma pretax income	31,775	1,897	2,683	36,355
Income tax expense	8,045	484	684	9,213
Net income	$23,730	$1,413	$1,999	$27,142
Net income per share – basic (5)	$0.67	$0.04	$0.06	$0.76
Net income per share – diluted (5)	$0.67	$0.04	$0.06	$0.76

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

(4)	Historic debt of CEC and Rental Inc. that is not part of the combined entity was eliminated.

(5)	Because of the method used in calculating per share data, the summation of entities may not necessarily total to the per share data computed for the total company due to rounding.

The pro forma information below gives effect to the WRI acquisition as if it had been completed on January 1, 2018 (the WRI pro forma acquisition date). The pro forma information below is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the tables below are subject to change as additional analysis is performed. The tables below present unaudited pro forma consolidated statements of operations information for the three and nine month periods ended September 30, 2018 as if WRI was included in our consolidated results for the entire periods presented.

	(amounts in thousands, except per share data)
	Three Month Period Ended September 30, 2018
	H&E(1)	We-Rent-It	Total
Total revenues	$322,141	$9,809	$331,950
Pretax income	28,971	2,406	31,377
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(1,113)	(1,113)
Intangible asset amortization (3)	—	(353)	(353)
Interest expense (4)	—	(1,416)	(1,416)
Elimination of historic interest expense (5)	—	154	154
Pro forma pretax income (loss)	28,971	(322)	28,649
Income tax expense (benefit)	7,657	(83)	7,574
Net income (loss)	$21,314	$(239)	$21,075
Net income (loss) per share – basic (6)	$0.60	$(0.01)	$0.59
Net income (loss) per share – diluted (6)	$0.59	$(0.01)	$0.59

	(amounts in thousands, except per share data)
	Nine Month Period Ended September 30, 2018
	H&E(1)	Rental Inc.(7)	We-Rent-It	Total
Total revenues	$892,987	$7,408	$27,036	$927,431
Pretax income	69,908	1,020	5,622	76,550
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(749)	(3,339)	(4,088)
Intangible asset amortization (3)	—	(250)	(788)	(1,038)
Interest expense (4)	—	(480)	(4,248)	(4,728)
Elimination of historic interest expense (5)	—	82	360	442
Pro forma pretax income (loss)	69,908	(377)	(2,393)	67,138
Income tax expense (benefit)	18,345	(100)	(620)	17,625
Net income (loss)	$51,563	$(277)	$(1,773)	$49,513
Net income (loss) per share – basic (6)	$1.45	$(0.01)	$(0.05)	$1.39
Net income (loss) per share – diluted (6)	$1.44	$(0.01)	$(0.05)	$1.38

(1)	Amounts presented above for “H&E” are derived from the Company’s consolidated statements of income in this Quarterly Report on Form 10-Q for the three and nine month period ended September 30, 2018.

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisition.

(3)	Represents the amortization of the intangible assets acquired in the acquisition.

(4)	Interest expense was adjusted to reflect the additional debt resulting from the acquisition.

(5)	Represents the elimination of historic debt of WRI that is not part of the combined entity.

(6)	Because of the method used in calculating per share data, the summation of entities may not necessarily total to the per share data computed for the total company due to rounding.

(7)	Represents Rental Inc. pro forma operating results for the three month period ended March 31, 2018. We completed the Rental Inc. acquisition on April 1, 2018.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The fair value of our letter of credit is based on fees currently charged for similar agreements. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2019 and December 31, 2018 are presented in the table below (amounts in thousands) and have been calculated based upon market quotes and present value calculations based on market rates.

	September 30, 2019
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.50% (Level 3)	$25,925	$22,078
Senior unsecured notes with interest computed at 5.625% (Level 2)	945,369	974,938
Letter of credit (Level 3)	—	97

	December 31, 2018
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.50% (Level 3)	$23,666	$19,870
Senior unsecured notes with interest computed at 5.625% (Level 2)	944,780	871,625
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	726	330
Letter of credit (Level 3)	—	116

   During the three and nine month periods ended September 30, 2019 and 2018, there were no transfers of financial assets or liabilities in or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the quarterly activity in Stockholders’ Equity for the periods ended September 30, 2019 and 2018, respectively (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2018	39,748,562	$396	$231,174	$(63,099)	$88,332	$256,803
Stock-based compensation	—	—	1,188	—	—	1,188
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,793)	(9,793)
Issuance of common stock, net of restricted stock forfeitures	59,510	1	—	—	—	1
Repurchase of 14,272 shares of restricted common stock	—	—	—	(387)	—	(387)
Cumulative effect adjustment pursuant to the adoption of ASC 842	—	—	—	—	(56)	(56)
Net income	—	—	—	—	14,243	14,243
Balances at March 31, 2019	39,808,072	397	232,362	(63,486)	92,726	261,999
Stock-based compensation	—	—	835	—	—	835
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,857)	(9,857)
Restricted stock forfeitures	(2,666)	—	—	—	—	—
Net income	—	—	—	—	22,614	22,614
Balances at June 30, 2019	39,805,406	397	233,197	(63,486)	105,483	275,591
Stock-based compensation	—	—	1,037	—	—	1,037
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,889)	(9,889)
Issuance of common stock, net of restricted stock forfeitures	119,152	1	—	—	—	1
Repurchase of 42,922 shares of restricted common stock	—	—	—	(1,253)	—	(1,253)
Net income	—	—	—	—	28,431	28,431
Balances at September 30, 2019	39,924,558	$398	$234,234	$(64,739)	$124,025	$293,918

Balances at December 31, 2017	39,623,773	$395	$227,070	$(61,749)	$51,077	$216,793
Stock-based compensation	—	—	1,319	—	—	1,319
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,845)	(9,845)
Issuance of common stock, net of restricted stock forfeitures	9,534	—	—	—	—	—
Net income	—	—	—	—	9,478	9,478
Balances at March 31, 2018	39,633,307	395	228,389	(61,749)	50,710	217,745
Stock-based compensation	—	—	762	—	—	762
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,813)	(9,813)
Issuance of common stock, net of restricted stock forfeitures	29,033	1	(110)	—	—	(109)
Net income	—	—	—	—	20,771	20,771
Balances at June 30, 2018	39,662,340	396	229,041	(61,749)	61,668	229,356
Stock-based compensation	—	—	917	—	—	917
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,856)	(9,856)
Issuance of common stock, net of restricted stock forfeitures	87,209	—	—	—	—	—
Repurchase of 36,929 shares of restricted common stock	—	—	—	(1,323)		(1,323)
Net income	—	—	—	—	21,314	21,314
Balances at September 30, 2018	39,749,549	$396	$229,958	$(63,072)	$73,126	$240,408

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”). Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,642,694 shares as of September 30, 2019.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2018	379,559	$25.87
Granted	194,192	$30.20
Vested	(158,633)	$23.85
Forfeited	(31,676)	$22.16
Non-vested stock at September 30, 2019	383,442	$29.20

As of September 30, 2019, we had unrecognized compensation expense of approximately $7.0 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.2 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine month periods ended September 30, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation expense	$1,037	$917	$3,060	$2,998

(7) Income per Share

Income per common share for the three and nine month periods ended September 30, 2019 and 2018 are based on the weighted average number of common shares outstanding during the periods. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.7% of total outstanding shares for each of the three and nine month periods ended September 30, 2019 and 2018, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic net income per share:
Net income	$28,431	$21,314	$65,288	$51,563
Weighted average number of common shares outstanding	35,893	35,719	35,835	35,649
Net income per share of common stock – basic	$0.79	$0.60	$1.82	$1.45
Diluted net income per share:
Net income	$28,431	$21,314	$65,288	$51,563
Weighted average number of common shares outstanding	35,893	35,719	35,835	35,649
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	153	207	177	255
Weighted average number of common shares outstanding – diluted	36,046	35,926	36,012	35,904
Net income per share of common stock – diluted	$0.79	$0.59	$1.81	$1.44
Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	90	21	42	7

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

 As of September 30, 2019, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At September 30, 2019, we had $304.1 million of borrowings outstanding under the Credit Facility and could borrow up to approximately $438.1 million and remain in compliance with the debt covenants under the Credit Facility. At October 18, 2019, we had $449.1 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of September 30, 2019, we were in compliance with these covenants.

On November 22, 2017, we closed on an offering of $200 million aggregate principal amount of 5.625% senior notes due 2025 (the “Add-on Notes”) in an unregistered offering through a private placement. The Add-on Notes were priced at 104.25% of the principal amount. Net proceeds from the offering of the Add-on Notes, including accrued interest from August 24, 2017 totaled approximately $209.2 million. The net proceeds of the offering were used to repay indebtedness outstanding under the Credit Facility and for the payment of fees and expenses related to the offering. The remainder of the net proceeds will be used for general corporate purposes and to fund potential acquisitions in connection with our ongoing strategy of acquiring rental companies to complement our existing business and footprint.

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

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2017	$944,088
Accretion of discount through December 31, 2018	1,539
Amortization of note premium through December 31, 2018	(1,062)
Additional deferred financing costs on New Notes	(97)
Amortization of deferred financing costs through December 31, 2018	312
Balance at December 31, 2018	$944,780
Accretion of discount through September 30, 2019	1,154
Amortization of note premium through September 30, 2019	(797)
Amortization of deferred financing costs through September 30, 2019	232
Balance at September 30, 2019	$945,369

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

Our lease portfolio is substantially comprised of operating leases related to leases of real estate and improvements at 84 of our 96 branch locations as of September 30, 2019. From time to time, we may also lease various types of small equipment and vehicles. Such leases are typically immaterial to our consolidated financial statements.

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

At September 30, 2019, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $161.3 million and net finance lease right-of-use assets of $0.4 million. Our operating lease liabilities at September 30, 2019 were $163.9 million and finance lease liabilities were $0.6 million. The weighted average remaining lease term for operating leases was approximately 10.7 years and the weighted average remaining lease term for finance leases was approximately 2.5 years. The weighted average discount rate for operating and finance leases was approximately 6.9% and 5.9%, respectively.

The table below presents certain information related to lease costs for our operating and finance leases for the three and nine month periods ended September 30, 2019 (in thousands).

		Three Month	Nine Month
		Period Ended	Period Ended
	Classification	September 30, 2019	September 30, 2019
Operating lease cost	SG&A expenses	$5,695	$16,950
Finance lease cost
Amortization of leased assets	SG&A expenses	41	122
Interest on lease liabilities	Interest expense	9	30
Variable lease cost	SG&A expenses	146	420
Sublease income	Other income	(156)	(406)
Total lease cost		$5,735	$17,116

The table below presents supplemental cash flow information related to leases for the three and nine month periods ended September 30, 2019 (in thousands).

	Three Month	Nine Month
	Period Ended	Period Ended
Cash paid for amounts included in the measurement of lease liabilities:	September 30, 2019	September 30, 2019
Operating cash flows for operating leases	$5,550	$16,511
Operating cash flows for finance leases	9	30
Finance cash flows for finance leases	58	172

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on our condensed consolidated balance sheet as of September 30, 2019 (in thousands).

	Operating	Finance
	Leases	Leases
2019	$5,562	$68
2020	22,150	270
2021	22,145	270
2022	21,983	45
2023	21,889	—
Thereafter	138,173	—
Total minimum lease payments	231,902	653
Less: amount of lease payments representing interest	(68,047)	(43)
Present value of future minimum lease payments	$163,855	$610

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Revenues:
Equipment rentals	$204,132	$165,415	$572,563	$455,167
New equipment sales	65,010	68,233	177,709	183,265
Used equipment sales	31,180	30,294	96,942	87,287
Parts sales	31,499	31,484	93,798	89,916
Services revenues	18,105	16,426	50,398	48,250
Total segmented revenues	349,926	311,852	991,410	863,885
Non-segmented revenues	3,071	10,289	8,822	29,102
Total revenues	$352,997	$322,141	$1,000,232	$892,987
Segment Gross Profit:
Equipment rentals	$94,558	$72,412	$258,498	$195,549
New equipment sales	7,535	7,839	21,071	20,800
Used equipment sales	9,771	9,782	33,200	28,066
Parts sales	8,328	8,355	25,048	24,239
Services revenues	12,207	10,798	34,137	31,820
Total segmented gross profit	132,399	109,186	371,954	300,474
Non-segmented gross profit (loss)	(271)	5,544	(1,345)	14,944
Total gross profit	$132,128	$114,730	$370,609	$315,418

	Balances at
	September 30,	December 31,
	2019	2018
Segment identified assets:
Equipment sales	$86,977	$86,583
Equipment rentals	1,262,663	1,141,498
Parts and services	19,733	18,015
Total segment identified assets	1,369,373	1,246,096
Non-segment identified assets	699,462	481,085
Total assets	$2,068,835	$1,727,181

The Company operates primarily in the United States and our sales to international customers for both the three month periods ended September 30, 2019 and 2018 were 0.1% of total revenues, and for the nine month periods ended September 30, 2019 and 2018 were 0.3% and 0.2%, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$10,596	$—	$—	$10,596
Receivables, net	177,826	27,379	—	205,205
Inventories, net	101,968	4,742	—	106,710
Prepaid expenses and other assets	13,455	172	—	13,627
Rental equipment, net	1,101,594	161,069	—	1,262,663
Property and equipment, net	109,651	18,040	—	127,691
Operating lease right-of-use assets, net	140,428	20,861	—	161,289
Finance lease right-of-use assets, net	—	406	—	406
Deferred financing costs, net	3,032	—	—	3,032
Investment in guarantor subsidiaries	237,621	—	(237,621)	—
Intangible assets, net	33,990	—	—	33,990
Goodwill	114,100	29,526	—	143,626
Total assets	$2,044,261	$262,195	$(237,621)	$2,068,835
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	304,131	$—	$—	$304,131
Accounts payable	80,764	4,575	—	85,339
Manufacturer flooring plans payable	25,938	(13)	—	25,925
Accrued expenses payable and other liabilities	74,164	(1,928)	—	72,236
Dividends payable	199	(58)	—	141
Senior unsecured notes, net	945,369	—	—	945,369
Operating lease right-of-use liabilities	142,467	21,388	—	163,855
Finance lease right-of-use liabilities	—	610	—	610
Deferred income taxes	175,240	—	—	175,240
Deferred compensation payable	2,071	—	—	2,071
Total liabilities	1,750,343	24,574	—	1,774,917
Stockholders’ equity	293,918	237,621	(237,621)	293,918
Total liabilities and stockholders’ equity	$2,044,261	$262,195	$(237,621)	$2,068,835

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$16,677	$—	$—	$16,677
Receivables, net	166,393	35,163	—	201,556
Inventories, net	94,483	10,115	—	104,598
Prepaid expenses and other assets	10,382	126	—	10,508
Rental equipment, net	983,281	158,217	—	1,141,498
Property and equipment, net	98,251	16,870	—	115,121
Deferred financing costs, net	3,000	—	—	3,000
Investment in guarantor subsidiaries	246,309	—	(246,309)	—
Intangible assets, net	28,380	—	—	28,380
Goodwill	76,317	29,526	—	105,843
Total assets	$1,723,473	$250,017	$(246,309)	$1,727,181
Liabilities and Stockholders’ Equity:
Amounts due under senior secured credit facility	$170,761	$—	$—	$170,761
Accounts payable	95,866	5,974	—	101,840
Manufacturer flooring plans payable	23,178	488	—	23,666
Accrued expenses payable and other liabilities	76,798	(3,427)	—	73,371
Dividends payable	185	(53)	—	132
Senior unsecured notes, net	944,780	—	—	944,780
Capital leases payable	—	726	—	726
Deferred income taxes	153,113	—	—	153,113
Deferred compensation payable	1,989	—	—	1,989
Total liabilities	1,466,670	3,708	—	1,470,378
Stockholders’ equity	256,803	246,309	(246,309)	256,803
Total liabilities and stockholders’ equity	$1,723,473	$250,017	$(246,309)	$1,727,181

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$176,338	$27,794	$—	$204,132
New equipment sales	60,584	4,426	—	65,010
Used equipment sales	25,850	5,330	—	31,180
Parts sales	27,284	4,215	—	31,499
Services revenues	15,614	2,491	—	18,105
Other	2,590	481	—	3,071
Total revenues	308,260	44,737	—	352,997
Cost of revenues:
Rental depreciation	54,757	8,308	—	63,065
Rental expense	23,947	3,942	—	27,889
Rental other	15,505	3,115	—	18,620
	94,209	15,365	—	109,574
New equipment sales	53,542	3,933	—	57,475
Used equipment sales	17,958	3,451	—	21,409
Parts sales	20,150	3,021	—	23,171
Services revenues	5,131	767	—	5,898
Other	2,977	365	—	3,342
Total cost of revenues	193,967	26,902	—	220,869
Gross profit:
Equipment rentals	82,129	12,429	—	94,558
New equipment sales	7,042	493	—	7,535
Used equipment sales	7,892	1,879	—	9,771
Parts sales	7,134	1,194	—	8,328
Services revenues	10,483	1,724	—	12,207
Other	(387)	116	—	(271)
Gross profit	114,293	17,835	—	132,128
Selling, general and administrative expenses	67,372	9,924	—	77,296
Merger costs	47	—	—	47
Equity in earnings of guarantor subsidiaries	4,701	—	(4,701)	—
Gain on sales of property and equipment, net	686	32	—	718
Income from operations	52,261	7,943	(4,701)	55,503
Other income (expense):
Interest expense	(14,013)	(3,318)	—	(17,331)
Other, net	512	76	—	588
Total other expense, net	(13,501)	(3,242)	—	(16,743)
Income before income taxes	38,760	4,701	(4,701)	38,760
Income tax expense	10,329	—	—	10,329
Net income	$28,431	$4,701	$(4,701)	$28,431

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$140,829	$24,586	$—	$165,415
New equipment sales	48,861	19,372	—	68,233
Used equipment sales	23,868	6,426	—	30,294
Parts sales	27,054	4,430	—	31,484
Services revenues	14,048	2,378	—	16,426
Other	8,688	1,601	—	10,289
Total revenues	263,348	58,793	—	322,141
Cost of revenues:
Rental depreciation	47,142	7,918	—	55,060
Rental expense	19,527	3,409	—	22,936
Rental other	12,483	2,524	—	15,007
	79,152	13,851	—	93,003
New equipment sales	43,187	17,207	—	60,394
Used equipment sales	15,692	4,820	—	20,512
Parts sales	20,029	3,100	—	23,129
Services revenues	4,883	745	—	5,628
Other	4,087	658	—	4,745
Total cost of revenues	167,030	40,381	—	207,411
Gross profit:
Equipment rentals	61,677	10,735	—	72,412
New equipment sales	5,674	2,165	—	7,839
Used equipment sales	8,176	1,606	—	9,782
Parts sales	7,025	1,330	—	8,355
Services revenues	9,165	1,633	—	10,798
Other	4,601	943	—	5,544
Gross profit	96,318	18,412	—	114,730
Selling, general and administrative expenses	58,938	11,408	—	70,346
Merger costs	219	—	—	219
Equity in earnings of guarantor subsidiaries	4,535	—	(4,535)	—
Gain on sales of property and equipment, net	1,017	136	—	1,153
Income from operations	42,713	7,140	(4,535)	45,318
Other income (expense):
Interest expense	(14,073)	(2,642)	—	(16,715)
Other, net	331	37	—	368
Total other expense, net	(13,742)	(2,605)	—	(16,347)
Income before income taxes	28,971	4,535	(4,535)	28,971
Income tax benefit	7,657	—	—	7,657
Net income	$21,314	$4,535	$(4,535)	$21,314

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$495,246	$77,317	$—	$572,563
New equipment sales	160,200	17,509	—	177,709
Used equipment sales	81,430	15,512	—	96,942
Parts sales	81,326	12,472	—	93,798
Services revenues	42,922	7,476	—	50,398
Other	7,422	1,400	—	8,822
Total revenues	868,546	131,686	—	1,000,232
Cost of revenues:
Rental depreciation	157,380	24,267	—	181,647
Rental expense	68,242	11,434	—	79,676
Rental other	44,500	8,242	—	52,742
	270,122	43,943	—	314,065
New equipment sales	141,181	15,457	—	156,638
Used equipment sales	53,791	9,951	—	63,742
Parts sales	59,962	8,788	—	68,750
Services revenues	13,971	2,290	—	16,261
Other	8,963	1,204	—	10,167
Total cost of revenues	547,990	81,633	—	629,623
Gross profit (loss):
Equipment rentals	225,124	33,374	—	258,498
New equipment sales	19,019	2,052	—	21,071
Used equipment sales	27,639	5,561	—	33,200
Parts sales	21,364	3,684	—	25,048
Services revenues	28,951	5,186	—	34,137
Other	(1,541)	196	—	(1,345)
Gross profit	320,556	50,053	—	370,609
Selling, general and administrative expenses	203,785	29,998	—	233,783
Merger costs	314	—	—	314
Equity in earnings of guarantor subsidiaries	10,656	—	(10,656)	—
Gain on sales of property and equipment, net	1,948	391	—	2,339
Income from operations	129,061	20,446	(10,656)	138,851
Other income (expense):
Interest expense	(41,461)	(9,992)	—	(51,453)
Other, net	1,407	202	—	1,609
Total other expense, net	(40,054)	(9,790)	—	(49,844)
Income before income taxes	89,007	10,656	(10,656)	89,007
Income tax expense	23,719	—	—	23,719
Net income	$65,288	$10,656	$(10,656)	$65,288

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$388,797	$66,370	$—	$455,167
New equipment sales	144,462	38,803	—	183,265
Used equipment sales	70,256	17,031	—	87,287
Parts sales	77,488	12,428	—	89,916
Services revenues	40,808	7,442	—	48,250
Other	24,731	4,371	—	29,102
Total revenues	746,542	146,445	—	892,987
Cost of revenues:
Rental depreciation	130,650	22,050	—	152,700
Rental expense	56,653	9,628	—	66,281
Rental other	33,535	7,102	—	40,637
	220,838	38,780	—	259,618
New equipment sales	127,982	34,483	—	162,465
Used equipment sales	47,084	12,137	—	59,221
Parts sales	56,972	8,705	—	65,677
Services revenues	14,000	2,430	—	16,430
Other	12,280	1,878	—	14,158
Total cost of revenues	479,156	98,413	—	577,569
Gross profit (loss):
Equipment rentals	167,959	27,590	—	195,549
New equipment sales	16,480	4,320	—	20,800
Used equipment sales	23,172	4,894	—	28,066
Parts sales	20,516	3,723	—	24,239
Services revenues	26,808	5,012	—	31,820
Other	12,451	2,493	—	14,944
Gross profit	267,386	48,032	—	315,418
Selling, general and administrative expenses	171,683	33,589	—	205,272
Merger costs	439	—	—	439
Equity in earnings of guarantor subsidiaries	7,482	—	(7,482)	—
Gain on sales of property and equipment, net	5,754	286	—	6,040
Income from operations	108,500	14,729	(7,482)	115,747
Other income (expense):
Interest expense	(39,669)	(7,392)	—	(47,061)
Other, net	1,077	145	—	1,222
Total other expense, net	(38,592)	(7,247)	—	(45,839)
Income before income taxes	69,908	7,482	(7,482)	69,908
Income tax benefit	18,345	—	—	18,345
Net income	$51,563	$7,482	$(7,482)	$51,563

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$65,288	$10,656	$(10,656)	$65,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	18,367	2,474	—	20,841
Depreciation of rental equipment	157,380	24,267	—	181,647
Amortization of finance lease right-of-use assets	—	122	—	122
Amortization of intangible assets	3,091	—	—	3,091
Amortization of deferred financing costs	757	—	—	757
Accretion of note discount, net of premium amortization	357	—	—	357
Operating lease right-of-use liabilities, net	327	99	—	426
Provision for losses on accounts receivable	3,869	190	—	4,059
Provision for inventory obsolescence	152	—	—	152
Change in deferred income taxes	22,127	—	—	22,127
Stock-based compensation expense	3,060	—	—	3,060
Gain from sales of property and equipment, net	(1,948)	(391)	—	(2,339)
Gain from sales of rental equipment, net	(27,234)	(5,546)	—	(32,780)
Equity in earnings of guarantor subsidiaries	(10,656)	—	10,656	—
Changes in operating assets and liabilities:
Receivables	(9,639)	7,594	—	(2,045)
Inventories	(40,006)	375	—	(39,631)
Prepaid expenses and other assets	(3,052)	(46)	—	(3,098)
Accounts payable	(15,472)	(1,399)	—	(16,871)
Manufacturer flooring plans payable	2,760	(501)	—	2,259
Accrued expenses payable and other liabilities	(1,824)	1,927	—	103
Deferred compensation payable	82	—	—	82
Net cash provided by operating activities	167,786	39,821	—	207,607
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(106,746)	—	—	(106,746)
Purchases of property and equipment	(27,236)	(4,215)	—	(31,451)
Purchases of rental equipment	(237,436)	(31,714)	—	(269,150)
Proceeds from sales of property and equipment	2,651	434	—	3,085
Proceeds from sales of rental equipment	73,966	15,139	—	89,105
Investment in subsidiaries	19,344	—	(19,344)	—
Net cash used in investing activities	(275,457)	(20,356)	(19,344)	(315,157)
Cash flows from financing activities:
Borrowings on senior secured credit facility	1,174,120	—	—	1,174,120
Payments on senior secured credit facility	(1,040,750)	—	—	(1,040,750)
Dividends paid	(29,525)	(5)	—	(29,530)
Purchases of treasury stock	(1,640)	—	—	(1,640)
Payment of deferred financing costs	(559)	—	—	(559)
Payments on finance lease obligations	(56)	(116)	—	(172)
Capital contributions	—	(19,344)	19,344	—
Net cash provided by (used in) financing activities	101,590	(19,465)	19,344	101,469
Net decrease in cash	(6,081)	—	—	(6,081)
Cash, beginning of period	16,677	—	—	16,677
Cash, end of period	$10,596	$—	$—	$10,596

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$51,563	$7,482	$(7,482)	$51,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	16,106	2,261	—	18,367
Depreciation of rental equipment	130,650	22,050	—	152,700
Amortization of intangible assets	2,415	—	—	2,415
Amortization of deferred financing costs	819	—	—	819
Accretion of note discount, net of premium amortization	357	—	—	357
Provision for losses on accounts receivable	1,474	582	—	2,056
Provision for inventory obsolescence	74	—	—	74
Change in deferred income taxes	17,869	—	—	17,869
Stock-based compensation expense	2,998	—	—	2,998
Gain from sales of property and equipment, net	(5,754)	(286)	—	(6,040)
Gain from sales of rental equipment, net	(23,017)	(4,624)	—	(27,641)
Equity in earnings of guarantor subsidiaries	(7,482)	—	7,482	—
Changes in operating assets and liabilities:
Receivables	(4,757)	(2,068)	—	(6,825)
Inventories	(47,356)	(8,999)	—	(56,355)
Prepaid expenses and other assets	173	2	—	175
Accounts payable	(6,491)	(3,590)	—	(10,081)
Manufacturer flooring plans payable	5,533	(1,063)	—	4,470
Accrued expenses payable and other liabilities	(8,665)	(296)	—	(8,961)
Deferred compensation payable	65	—	—	65
Net cash provided by operating activities	126,574	11,451	—	138,025
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(196,027)	—	—	(196,027)
Purchases of property and equipment	(19,274)	(7,764)	—	(27,038)
Purchases of rental equipment	(302,878)	(47,768)	—	(350,646)
Proceeds from sales of property and equipment	7,672	286	—	7,958
Proceeds from sales of rental equipment	64,747	14,200	—	78,947
Investment in subsidiaries	(29,599)	—	29,599	—
Net cash used in investing activities	(475,359)	(41,046)	29,599	(486,806)
Cash flows from financing activities:
Borrowings on senior secured credit facility	1,142,811	—	—	1,142,811
Payments on senior secured credit facility	(923,793)	—	—	(923,793)
Dividends paid	(29,443)	(4)	—	(29,447)
Payments of deferred financing costs	(97)	—	—	(97)
Payments on capital lease obligations	(160)	—	—	(160)
Purchases of treasury stock	(1,323)	—	—	(1,323)
Capital contributions	—	29,599	(29,599)	—
Net cash provided by financing activities	187,995	29,595	(29,599)	187,991
Net decrease in cash	(160,790)	—	—	(160,790)
Cash, beginning of period	165,878	—	—	165,878
Cash, end of period	$5,088	$—	$—	$5,088

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2019, and its results of operations for the three and nine month periods ended September 30, 2019, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of October 18, 2019, we operated 96 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and nine month periods ended September 30, 2019, except as disclosed in note 2 related to new lease accounting guidance adopted on January 1, 2019. Our critical accounting policies include, among others, revenue recognition, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including goodwill, intangible assets, rental equipment and right-of-use lease assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, reserves for claims, including self-insurance reserves, and deferred income taxes, including the valuation of any related deferred tax assets.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine month period ended September 30, 2019, approximately 57.2% of our total revenues were attributable to equipment rentals, 17.8% of our total revenues were attributable to new equipment sales, 9.7% were attributable to used equipment sales, 9.4% were attributable to parts sales, 5.0% were attributable to our services revenues and 0.9% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2019, our total cost of revenues was approximately $629.6 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2019, our selling, general and administrative expenses were $233.8 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2019 was $1.3 billion, or approximately 61.0% of our total assets. Our rental fleet as of September 30, 2019 consisted of 44,867 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $2.0 billion. As of September 30, 2019, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	29,157	65.0%	$1,240.4	62.8%	39.5
Cranes	238	0.5%	87.5	4.4%	59.6
Earthmoving	5,463	12.2%	473.4	24.0%	24.7
Industrial Lift Trucks	1,382	3.1%	42.1	2.1%	29.6
Other	8,627	19.2%	131.3	6.7%	26.2
Total	44,867	100.0%	$1,974.7	100.0%	34.9

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

The original acquisition cost of our gross rental fleet increased by approximately $211.2 million, or 12.0%, for the nine month period ended September 30, 2019, largely reflective of an increase in rental fleet capital expenditures and the We-Rent-It acquired fleet. The average age of our rental fleet equipment increased by approximately 0.4 months for the nine month period ended September 30, 2019.

Our average rental rates for the nine month period ended September 30, 2019 were 2.4% higher than in the nine month period ended September 30, 2018 (see further discussion on rental rates in “Results of Operations” below). Our average rental rates for the nine month periods ended September 30, 2019 and 2018 do not include rental rate data for legacy We-Rent-It operations for February through April 2019 or the rental rate data for legacy CEC and Rental Inc. operations for the three month period ended March 31, 2018 and three month period ended June 30, 2018, respectively.

The rental equipment mix among our four core product lines for the nine month period ended September 30, 2019 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

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

We believe that our integrated business tempers the effects of downturns in a particular segment. For a discussion of seasonality, see “Seasonality” on page 53 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine month periods ended September 30, 2019 and 2018. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

As discussed further in note 2 to these condensed consolidated financial statements, upon our adoption of Topic 842 as of January 1, 2019 using a transition method that allowed us not to recast prior periods, certain ancillary revenues and related cost of revenues associated with our rental activities, such as damage waiver income, environmental fees and other recovery fees, that have been historically presented within Other Revenues and Other Cost of Revenues, are presented within Rental Revenues and Rental Other Cost of Revenues beginning January 1, 2019. As a result, Rental Revenues, as presented in our condensed consolidated statements of income in this Report on Form 10-Q for the three and nine month periods ended September 30, 2018, do not include these revenues and related cost of revenues, as they are included within Other Revenues and Other Cost of Revenues.

As disclosed in note 1 to these condensed consolidated financial statements, we have historically presented hauling revenues and related costs of revenues associated with our equipment rental activities within Other Revenues and Other Cost of Revenues. This presentation did not change upon our adoption of Topic 606 on January 1, 2018 as hauling activities are deemed a separate performance obligation under Topic 606 and SEC Regulation S-X permitted flexibility in the presentation of such revenues. However, given the presentation changes required by Topic 842 as described above and in note 2 to these condensed consolidated financial statements, we believe that including equipment rental hauling revenues and related costs of revenues within Rental Other Revenues and Rental Other Cost of Revenues results in a more meaningful presentation and analysis of our equipment rental activities. In accordance with SEC Regulation S-X, the reclassification of equipment rental hauling revenues and related costs of revenues from Other Revenues and Other Cost of Revenues to Rental Revenues and Rental Other Cost of Revenues are presented on a retrospective basis, meaning our condensed consolidated statements of income for the three and nine month periods ended September 30, 2019 and 2018 include hauling revenues and related costs of revenues presented within Equipment Rental Revenues and Rental Other Cost of Revenues.

The following tables (1) reconcile our Revenues, Cost of Revenues, Gross Profit and resulting gross margin for our historical condensed consolidated statements of income for the three and nine month periods ended September 30, 2018 to the presentation in this Quarterly Report on Form 10-Q, reflecting the retrospective presentation of rental hauling fees and related costs of revenues, and (2) reconcile our Revenues, Cost of Revenues, Gross Profit and resulting gross margin for the three and nine month periods ended September 30, 2018 as presented in this Quarterly Report on Form 10-Q to an “As Adjusted” basis to conform the prior year presentation to the current year presentation of Revenues, Cost of Revenues, and resulting gross profit and gross margin for the three and nine month periods ended September 30, 2019 as presented in this Quarterly Report on Form 10-Q, reflecting the line item presentation changes required by Topic 842.

$'s in thousands	Three Months Period Ended September 30, 2018
	As Previously Reported	Hauling Fees	As Currently Reported	Other Rental Fees	As Adjusted
REVENUES
Equipment rentals (1)
Rentals	$156,037	$—	$156,037	$—	$156,037
Rentals other	—	9,378	9,378	7,356	16,734
Total equipment rentals	156,037	9,378	165,415	7,356	172,771
New equipment sales	68,233	—	68,233	—	68,233
Used equipment sales	30,294	—	30,294	—	30,294
Parts sales	31,484	—	31,484	—	31,484
Services revenues	16,426	—	16,426	—	16,426
Other	19,667	(9,378)	10,289	(7,356)	2,933
Total revenues	322,141	—	322,141	—	322,141

COST OF REVENUES
Rental depreciation	55,060	—	55,060	—	55,060
Rental expense	22,936	—	22,936	—	22,936
Rental other	—	15,007	15,007	1,673	16,680
	77,996	15,007	93,003	1,673	94,676
New equipment sales	60,394	—	60,394	—	60,394
Used equipment sales	20,512	—	20,512	—	20,512
Parts sales	23,129	—	23,129	—	23,129
Services revenues	5,628	—	5,628	—	5,628
Other	19,752	(15,007)	4,745	(1,673)	3,072
Total cost of revenues	207,411	—	207,411	—	207,411

GROSS PROFIT (LOSS)
Equipment rentals
Rentals	78,041	—	78,041	—	78,041
Rentals other	—	(5,629)	(5,629)	5,683	54
	78,041	(5,629)	72,412	5,683	78,095
New equipment sales	7,839	—	7,839	—	7,839
Used equipment sales	9,782	—	9,782	—	9,782
Parts sales	8,355	—	8,355	—	8,355
Services revenues	10,798	—	10,798	—	10,798
Other	(85)	5,629	5,544	(5,683)	(139)
Total gross profit	$114,730	$—	$114,730	$—	$114,730

GROSS MARGIN
Equipment rentals
Rentals	50.0%	—	50.0%	—	50.0%
Rentals other	—	-60.0%	-60.0%	77.3%	0.3%
	50.0%	-60.0%	43.8%	77.3%	45.2%
New equipment sales	11.5%	—	11.5%	—	11.5%
Used equipment sales	32.3%	—	32.3%	—	32.3%
Parts sales	26.5%	—	26.5%	—	26.5%
Services revenues	65.7%	—	65.7%	—	65.7%
Other	-0.4%	60.0%	53.9%	-77.3%	-4.7%
Total gross profit	35.6%	—	35.6%	—	35.6%

__________

(1)

Pursuant to SEC Regulation S-X, our equipment rental revenues, as presented in our condensed consolidated statements of income in this Quarterly Report on Form 10-Q, are aggregated and presented in a single line item, “Equipment Rentals”. The above table disaggregates our equipment rental revenues for discussion and analysis purposes only.

$'s in thousands	Nine Months Period Ended September 30, 2018
	As Previously Reported	Hauling Fees	As Currently Reported	Other Rental Fees	As Adjusted
REVENUES
Equipment rentals (1)
Rentals	$429,227	$—	$429,227	$—	$429,227
Rentals other	—	25,940	25,940	20,411	46,351
Total equipment rentals	429,227	25,940	455,167	20,411	475,578
New equipment sales	183,265	—	183,265	—	183,265
Used equipment sales	87,287	—	87,287	—	87,287
Parts sales	89,916	—	89,916	—	89,916
Services revenues	48,250	—	48,250	—	48,250
Other	55,042	(25,940)	29,102	(20,411)	8,691
Total revenues	892,987	—	892,987	—	892,987

COST OF REVENUES
Rental depreciation	152,700	—	152,700	—	152,700
Rental expense	66,281	—	66,281	—	66,281
Rental other	—	40,637	40,637	4,640	45,277
	218,981	40,637	259,618	4,640	264,258
New equipment sales	162,465	—	162,465	—	162,465
Used equipment sales	59,221	—	59,221	—	59,221
Parts sales	65,677	—	65,677	—	65,677
Services revenues	16,430	—	16,430	—	16,430
Other	54,795	(40,637)	14,158	(4,640)	9,518
Total cost of revenues	577,569	—	577,569	—	577,569

GROSS PROFIT (LOSS)
Equipment rentals
Rentals	210,246	—	210,246	—	210,246
Rentals other	—	(14,697)	(14,697)	15,771	1,074
	210,246	(14,697)	195,549	15,771	211,320
New equipment sales	20,800	—	20,800	—	20,800
Used equipment sales	28,066	—	28,066	—	28,066
Parts sales	24,239	—	24,239	—	24,239
Services revenues	31,820	—	31,820	—	31,820
Other	247	14,697	14,944	(15,771)	(827)
Total gross profit	$315,418	$—	$315,418	$—	$315,418

GROSS MARGIN
Equipment rentals
Rentals	49.0%	—	49.0%	—	49.0%
Rentals other	—	-56.7%	-56.7%	77.3%	2.3%
	49.0%	-56.7%	43.0%	77.3%	44.4%
New equipment sales	11.3%	—	11.3%	—	11.3%
Used equipment sales	32.2%	—	32.2%	—	32.2%
Parts sales	27.0%	—	27.0%	—	27.0%
Services revenues	65.9%	—	65.9%	—	65.9%
Other	0.4%	56.7%	51.4%	-77.3%	-9.5%
Total gross profit	35.3%	—	35.3%	—	35.3%

__________

(1)

Pursuant to SEC Regulation S-X, our equipment rental revenues, as presented in our condensed consolidated statements of income in this Quarterly Report on Form 10-Q, are aggregated and presented in a single line item, “Equipment Rentals”. The above table disaggregates our equipment rental revenues for discussion and analysis purposes only.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

To enhance period-to-period comparability of our revenues and gross profit, the tabular information below is derived from the table above. Our revenues and gross profit for the three month period ended September 30, 2018 are presented on an “As Adjusted” basis.

Revenues.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2019	2018 As Adjusted	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$184,797	$156,037	$28,760	18.4%
Rentals other	19,335	16,734	2,601	15.5%
Total equipment rentals	204,132	172,771	31,361	18.2%
New equipment sales	65,010	68,233	(3,223)	(4.7)%
Used equipment sales	31,180	30,294	886	2.9%
Parts sales	31,499	31,484	15	0.0%
Services revenues	18,105	16,426	1,679	10.2%
Non-Segmented revenues	3,071	2,933	138	4.7%
Total revenues	$352,997	$322,141	$30,856	9.6%

Total Revenues. Our total revenues were approximately $353.0 million for the three month period ended September 30, 2019 compared to $322.1 million for the three month period ended September 30, 2018, an increase of $30.9 million, or 9.6%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three month period ended September 30, 2019 increased approximately $31.4 million, or 18.2%, to $204.1 million from $172.8 million in the three month period ended September 30, 2018, as adjusted. The increase in equipment rental revenues was largely due to increased demand, combined with the impact of the WRI locations acquired on February 1, 2019.

Rentals: Rental revenues increased $28.8 million, or 18.4%, to $184.8 million for the three month period ended September 30, 2019 compared to $156.0 million for the three month period ended September 30, 2018. Rental revenues from aerial work platform equipment increased $11.8 million while earthmoving equipment rental revenues increased $12.3 million. Other equipment rental revenues increased $4.2 million. Lift truck equipment rental revenues and crane rental revenues increased $0.2 million and $0.3 million, respectively. Our average rental rates for the three month period ended September 30, 2019 increased 2.4% compared to the same three month period last year and increased approximately 1.0% from the three month period ended September 30, 2019.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2019 was 37.5% compared to 35.9% in the three month period ended September 30, 2018, an increase of 1.6%. The increase in comparative rental equipment dollar utilization was the result of the increase in equipment rental rates as noted above, the increase in rental equipment time utilization, and a favorable shift in the mix of equipment rental revenues. Rental equipment time utilization as a percentage of original equipment cost was approximately 71.4% for the three month period ended September 30, 2019 compared to 71.0% in the three month period ended September 30, 2018, an increase of 0.4% primarily due to an increase in demand.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three month period ended September 30, 2019 were $19.3 million compared to $16.7 million for the three month period ended September 30, 2018, as adjusted, an increase of $2.6 million, or 15.5%, primarily due to the increase in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2019 decreased $3.2 million, or 4.7%, to $65.0 million from $68.2 million for the three month period ended September 30, 2018. This decrease was largely due to a $5.7 million decrease in new crane sales, offset by a $2.1 million increase in new earthmoving equipment sales.

Used Equipment Sales Revenues. Our used equipment sales increased $0.9 million, or 2.9%, to $31.2 million for the three month period ended September 30, 2019, from $30.3 million for the same three month period in 2018. This increase was driven primarily by a $5.0 million increase in used earthmoving equipment sales, offset by a $2.1 million decrease in used crane sales and a $1.1 million decrease in used aerial work platform equipment sales and a $0.5 million and a $0.4 million decrease in used other equipment sales and used lift truck sales, respectively.

Parts Sales Revenues. Our parts sales revenues for the three month periods ended September 30, 2019 and 2018 were $31.5 million in each reporting period.

Services Revenues. Our services revenues for the three month period ended September 30, 2019 increased $1.7 million, or 10.2%, to $18.1 million from $16.4 million for the same three month period last year. The increase is due to increases in crane and aerial work platform services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended September 30, 2019, our other revenues were approximately $3.1 million, an increase of $0.1 million, or 4.7%, from $2.9 million in the same three month period in 2018, as adjusted.

Gross Profit.

	Three Months Ended
	September 30,		Total	Total
	2019	2018 As Adjusted	Dollar Increase (Decrease)	Percentage Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$93,843	$78,041	$15,802	20.2%
Rentals other	715	54	661	1224.1%
Total equipment rentals	94,558	78,095	16,463	21.1%
New equipment sales	7,535	7,839	(304)	(3.9)%
Used equipment sales	9,771	9,782	(11)	(0.1)%
Parts sales	8,328	8,355	(27)	(0.3)%
Services revenues	12,207	10,798	1,409	13.0%
Non-Segmented revenues gross loss	(271)	(139)	(132)	95.0%
Total gross profit	$132,128	$114,730	$17,398	15.2%

Total Gross Profit. Our total gross profit was $132.1 million for the three month period ended September 30, 2019 compared to $114.7 million for the same three month period in 2018, an increase of $17.4 million, or 15.2%. Total gross profit margin for the three month period ended September 30, 2019 was approximately 37.4%, an increase of 1.8% from the 35.6% gross profit margin for the same three month period in 2018. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three month period ended September 30, 2019 increased approximately $16.5 million, or 21.1%, to $94.6 million from $78.1 million in the same three month period in 2018. Total gross profit margin from equipment rentals for the three month period ended September 30, 2019 and 2018 was approximately 46.3% and 45.2%, as adjusted, respectively.

Rentals: Rental revenues gross profit increased $15.8 million to $93.8 million for the three month period ended September 30, 2019 compared to $78.0 million for the same three month period in 2018. The gross profit increase was the result of a $28.8 million increase in equipment rental revenues for the three month period ended September 30, 2019 compared to the same period last year, which was partially offset by an $8.0 million increase in rental equipment depreciation expense and a $5.0 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2019 compared to 2018.

Gross profit margin on equipment rentals for the three month periods ended September 30, 2019 and September 30, 2018 was approximately 50.8% and 50.0%, respectively. Depreciation expense was 34.1% of equipment rental revenues for the three month period ended September 30, 2019 compared to 35.3% for the same period in 2018, a decrease of 1.2%. As a percentage of revenues, rental expenses were 15.1% for the three month period ended September 30, 2019 compared to 14.7% for the same period last year, a decrease of 0.4%.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three month period ended September 30, 2019 was $0.7 million compared to $0.1 million, as adjusted, for the same period in 2018, an increase of $0.6 million. Gross profit margin was 3.7% for the three month period ended September 30, 2019 compared to 0.3%, as adjusted, for the same period last year, an increase of 3.4%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2019 decreased $0.3 million, or 3.9%, to $7.5 million compared to $7.8 million for the same three month period in 2018 on a total new equipment sales decrease of $3.2 million. Gross profit margin on new equipment sales was 11.6% for the three month period ended September 30, 2019, compared to 11.5% for the same period last year, an increase of 0.1%.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month periods ended September 30, 2019 and 2018 was $9.8 million for each reporting period.

Gross profit margin on used equipment sales for the three month period ended September 30, 2019 was approximately 31.3%, down 1.0% from 32.3% for the same three month period in 2018, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised 88.0% and 88.4% of our used equipment sales for the three month periods ended September 30, 2019 and 2018, respectively, were approximately 153.3% and 156.2% of net book value for the three month periods ended September 30, 2019 and 2018, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended September 30, 2019 was approximately $8.3 million, a decrease of $0.1 million, or 0.3%, from gross profit of $8.4 million for the same period last year. Gross profit margin for the three month period ended September 30, 2019 was 26.4%, a decrease of 0.1%, compared to a gross margin of 26.5% for the three month period ended September 30, 2018.

Services Revenues Gross Profit. For the three month period ended September 30, 2019, our services revenues gross profit increased $1.4 million, or 13.0%, to approximately $12.2 million from $10.8 million for the same three month period in 2018 on a $1.7 million increase in services revenues. Gross profit margin for the three month period ended September 30, 2019 was 67.4%, an increase of 1.7% from approximately 65.7% in the same three month period in 2018, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended September 30, 2019, our other revenues gross loss was $0.3 million compared to a gross loss of $0.1 million, as adjusted, in the same period in 2018, a decrease of $0.1 million.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $7.0 million, or 9.9%, to $77.3 million for the three month period ended September 30, 2019 compared to $70.3 million for the three month period September 30, 2018. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses increased $3.1 million, primarily as a result of our acquisition since September 30, 2018, and a larger workforce and higher incentive compensation related to improved profitability. Professional service costs increased $0.5 million. Facility rent expenses and repairs and maintenance costs increased $1.0 million and supplies costs increased $0.2 million. Liability insurance costs increased $0.7 million. Depreciation and amortization expenses increased $0.6 million. Promotional expenses increased $0.3 million and bad debt expense increased $1.2 million. Approximately $0.8 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2019, excluding branches acquired as a result of our WRI acquisition, of the three month period ended September 30, 2019. SG&A expenses as a percentage of total revenues for the three month periods ended September 30, 2019 and 2018 were 21.9% and 21.8%, respectively.

Merger Costs.  Merger costs incurred in the three month period ended September 30, 2019 were approximately $0.1 million compared to $0.2 million in the same period in 2018.

Other Income (Expense). For the three month period ended September 30, 2019, our net other expenses increased approximately $0.4 million to $16.8 million compared to $16.3 million for the same three month period in 2018, primarily as a result of higher interest expense. Interest expense increased $0.6 million to $17.3 million for the three month period ended September 30, 2019 compared to $16.7 million for the same period last year. The increase in interest expense was due primarily to an increase in our average borrowings under the Credit Facility for the three month period ended September 30, 2019 compared to the same period last year, combined with higher interest rates in the current year period.

Income Taxes. We recorded income tax expense of $10.3 million for the three month period ended September 30, 2019 compared to income tax expense of $7.7 million for the three month period ended September 30, 2018. Our effective income tax rate for the three month period ended September 30, 2019 was 26.7% compared to 26.4% for the same period in 2018. The increase in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2019 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations. For the three month period ended September 30, 2019, we decreased our valuation allowance by $0.5 million for certain state net operating losses that are expected to be realized.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

To enhance period-to-period comparability of our revenues and gross profit, the tabular information below is derived from the table above. Our revenues and gross profit for the nine month period ended September 30, 2018 are presented on an “As Adjusted” basis.

Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2019	2018 As Adjusted	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$518,294	$429,227	$89,067	20.8%
Rentals other	54,269	46,351	7,918	17.1%
Total equipment rentals	572,563	475,578	96,985	20.4%
New equipment sales	177,709	183,265	(5,556)	(3.0)%
Used equipment sales	96,942	87,287	9,655	11.1%
Parts sales	93,798	89,916	3,882	4.3%
Services revenues	50,398	48,250	2,148	4.5%
Non-Segmented revenues	8,822	8,691	131	1.5%
Total revenues	$1,000,232	$892,987	$107,245	12.0%

Total Revenues. Our total revenues were approximately $1.0 billion for the nine month period ended September 30, 2019 compared to $893.0 million for the nine month period ended September 30, 2018, an increase of $107.2 million, or 12.0%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the nine month period ended September 30, 2019 increased $97.0 million, or 20.4%, to $572.6 million from $475.6 million in the nine month period ended September 30, 2018, as adjusted. The increase in equipment rental revenues was largely due to increased demand, combined with the impact of the WRI locations acquired on February 1, 2019.

Rentals: Rental revenues increased $89.1 million, or 20.8%, to $518.3 million for the nine month period ended September 30, 2019 compared to $429.2 million for the nine month period ended September 30, 2018. Rental revenues from aerial work platform equipment increased $52.7 million while earthmoving equipment rental revenues increased $28.4 million. Lift truck equipment rental revenues and crane rental revenues increased $2.1 million and $1.0 million, respectively, offset by a decrease of $2.6 million in other equipment rental revenues. These product line equipment rental revenue fluctuations do not include the impact of legacy WRI equipment rental revenues for February through April 2019 or legacy CEC and Rental Inc. equipment rental revenues for January through March 2018 and April through June 2018, respectively.

Our average rental rates for the nine month period ended September 30, 2019 increased 2.3% compared to the same nine month period last year. Our average rental rates do not include the impact of legacy WRI equipment rental revenues for February through

April 2019 or legacy CEC and Rental Inc. equipment rental revenues for January through March 2018 and April through June 2018, respectively.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2019 was 36.4% compared to 35.4% in the nine month period ended September 30, 2018, an increase of 1.0%. The increase in comparative rental equipment dollar utilization was the net result of the increase in equipment rental rates as noted above and a decrease in rental equipment time utilization, and a favorable shift in the mix of equipment rental revenues. Rental equipment time utilization as a percentage of original equipment cost was approximately 70.9% for the nine month period ended September 30, 2019 compared to 71.1% in the nine month period ended September 30, 2018, a decrease of 0.2%.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the nine month period ended September 30, 2019 were $54.3 million compared to $46.4 million for the nine month period ended September 30, 2018, as adjusted, an increase of $7.9 million, or 17.1%, primarily due to the increase in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2019 decreased $5.6 million, or 3.0%, to $177.7 million from $183.3 million for the nine month period ended September 30, 2018. This decrease, as noted below, was driven primarily by decreased sales of new cranes of $17.3 million, which was partially offset by increases of new earthmoving equipment sales, new other equipment sales and new aerial work platform equipment sales of $7.7 million, $4.2 million and $2.6 million, respectively. These product line new equipment sales revenue fluctuations do not include the Rental Inc. revenues for January through June 2018, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $9.7 million, or 11.1%, to $96.9 million for the nine month period ended September 30, 2019, from approximately $87.3 million for the same nine month period in 2018. Sales of used earthmoving equipment and used aerial work platform equipment increased $9.0 million and $3.3 million, respectively. These increases were partially offset by a $2.5 million decrease in used crane sales.

Parts Sales Revenues. Our parts sales revenues for the nine month period ended September 30, 2019 increased $3.9 million, or 4.3%, to $93.8 million from $89.9 million for the same nine month period last year. The increase in parts sales was primarily attributable to increases in earthmoving equipment, crane and aerial work platform equipment parts sales.

Services Revenues. Our services revenues for the nine month period ended September 30, 2019 increased $2.1 million, or 4.5%, to approximately $50.4 million from $48.3 million for the same nine month period last year. The increase in services revenues is the primarily the result of increases in services revenues related to aerial work platform equipment, cranes and earthmoving equipment.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the nine month periods ended September 30, 2019 and 2018, as adjusted, our non-segmented other revenues were approximately $8.8 million and $8.7 million, respectively, an increase of $0.1 million.

Gross Profit.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2019	2018 As Adjusted	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$256,971	$210,246	$46,725	22.2%
Rentals other	1,527	1,074	453	42.2%
Total equipment rentals	258,498	211,320	47,178	22.3%
New equipment sales	21,071	20,800	271	1.3%
Used equipment sales	33,200	28,066	5,134	18.3%
Parts sales	25,048	24,239	809	3.3%
Services revenues	34,137	31,820	2,317	7.3%
Non-Segmented revenues gross loss	(1,345)	(827)	(518)	62.6%
Total gross profit	$370,609	$315,418	$55,191	17.5%

Total Gross Profit. Our total gross profit was $370.6 million for the nine month period ended September 30, 2019 compared to $315.4 million for the same nine month period in 2018, an increase of $55.2 million, or 17.5%. Total gross profit margin for the nine month period ended September 30, 2019 was approximately 37.1%, an increase of approximately 1.7% from the 35.3% gross profit margin for the same nine month period in 2018. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the nine month period ended September 30, 2019 increased $47.2 million, or 22.3%, to $258.5 million from $211.3 million in the same nine month period in 2018. Total gross profit margin from equipment rentals for the nine month period ended September 30, 2019 was approximately 45.1% compared to 44.4% for the same period in 2018, an increase of 2.2%.

Rentals: Rental revenues gross profit increased $46.7 million, or 22.2%, to $257.0 million for the nine month period ended September 30, 2019 compared to $210.2 million for the same nine month period in 2018. The gross profit increase was the result of an $89.1 million increase in equipment rental revenues for the nine month period ended September 30, 2019 compared to the same period last year, which was partially offset by a $28.9 million increase in rental equipment depreciation expense and a $13.4 million increase in rental expenses.

Gross profit margin on equipment rentals for the nine month period ended September 30, 2019 was approximately 49.6% compared to 49.0% for the same period in 2018, an increase of 0.6%. Depreciation expense was 35.0% of equipment rental revenues for the nine month period ended September 30, 2019 compared to 35.6% for the same period in 2018, a decrease of approximately 0.5%. As a percentage of revenues, rental expenses were 15.4% for both nine month periods ended September 30, 2019 and 2018.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the nine month period ended September 30, 2019 was $1.5 million compared to $1.1 million, as adjusted, for the same period in 2018, an increase of approximately $0.5 million. Gross profit margin was 2.8% for the nine month period ended September 30, 2019 compared to 2.3%, as adjusted, for the same period last year, an increase of 0.5%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2019 increased $0.3 million, or 1.3%, to $21.1 million compared to approximately $20.8 million for the same nine month period in 2018 on a total new equipment sales decrease of $5.6 million. Gross profit margin on new equipment sales was 11.9% for the nine month period ended September 30, 2019, compared to 11.3% for the same period last year, an increase of approximately 0.5%. The increase in gross profit margin was primarily due to the mix of new equipment sold combined with higher gross margins on new crane sales and new earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2019 increased $5.1 million, or 18.3%, to $33.2 million from $28.1 million in the same period in 2018 on a used equipment sales increase of $9.7 million.

Gross profit margin on used equipment sales for the nine month period ended September 30, 2019 was approximately 34.2%, up 2.1% from 32.2% for the same nine month period in 2018, primarily as a result of the mix of used equipment sold and higher used earthmoving equipment and used crane sales gross margins. Our used equipment sales from the rental fleet, which comprised 91.9% and 90.4% of our used equipment sales for the nine month periods ended September 30, 2019 and 2018, respectively, were approximately 158.2% and 153.9% of net book value for the nine month periods ended September 30, 2019 and 2018, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the nine month period ended September 30, 2019 was $25.0 million, an increase of $0.8 million, or 3.3%, from gross profit of $24.2 million for the same period last year on a parts sales increase of $3.9 million. Gross profit margin for the nine month period ended September 30, 2019 was 26.7% compared to 27.0% for the same period in 2018, a decrease of 0.3%, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the nine month period ended September 30, 2019, our services revenues gross profit increased $2.3 million, or 7.3%, to $34.1 million from $31.8 million for the same nine month period in 2018 on a $2.1 million increase in services revenues. Gross profit margin for the nine month period ended September 30, 2019 was 67.7%, an increase of 1.8% from approximately 65.9% in the same nine month period in 2018, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the nine month period ended September 30, 2019, our other revenues gross loss was $1.3 million compared to a gross loss of $0.8 million, as adjusted, in the same period in 2018.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $28.5 million, or 13.9%, to $233.8 million for the nine month period ended September 30, 2019 compared to $205.3 million for the nine month period ended September 30, 2018. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses increased $15.4 million, primarily as a result of our acquisition since September 30, 2018, and a larger workforce and higher incentive compensation related to improved profitability. Legal and professional fees increased $1.6 million. Facility rent expenses and repairs and maintenance costs increased $4.3 million and supplies costs increased $1.1 million. Liability insurance costs increased $1.6 million. Depreciation and amortization increased $1.8 million.  Promotional expenses increased $1.0 million and bad debt expense increased $2.0 million. Approximately $2.6 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2018 (but excluding for this purpose branches acquired as a result of our CEC, Rental Inc. and WRI acquisitions) with less than nine months of comparable operations in either or both of the nine month periods ended September 30, 2019 and 2018. SG&A expenses as a percentage of total revenues for the nine month periods ended September 30, 2019 and 2018 were 23.4% and 23.0%, respectively, an increase of 0.4%.

Merger Costs.  Merger costs incurred in the nine month period ended September 30, 2019 were approximately $0.3 million compared to $0.4 million in the same nine month period in 2018.

Other Income (Expense). For the nine month period ended September 30, 2019, our net other expenses increased approximately $4.0 million to $49.8 million compared to $45.8 million for the same nine month period in 2018, primarily as a result of higher interest expense. Interest expense increased approximately $4.4 million to $51.5 million for the nine month period ended September 30, 2019 compared to $47.1 million for the same period last year. The increase in interest expense was due primarily to an increase in our average borrowings under the Credit Facility for the nine month period ended September 30, 2019 compared to the same period last year, combined with higher interest rates in the current year period.

Income Taxes. We recorded income tax expense of $23.7 million for the nine month period ended September 30, 2019 compared to income tax expense of $18.3 million for the nine month period ended September 30, 2018. Our effective income tax rate for the nine month period ended September 30, 2019 was 26.7% compared to 26.2% for the same period in 2018. The increase in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2019 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations. For the nine month period ended September 30, 2019, we decreased our valuation allowance by $0.5 million for certain state net operating losses that are expected to be realized

Liquidity and Capital Resources

Cash flow from operating activities. For the nine month period ended September 30, 2019, the net cash provided by our operating activities was approximately $207.6 million. Our reported net income of $65.3 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $266.8 million. These cash flows from operating activities were also positively impacted by a $2.3 million increase in manufacturing flooring plans payable and a $0.1 million increase in accrued expenses payable and other liabilities. Partially offsetting these positive cash flows were a $39.6 million increase in inventories, a $16.9 million decrease in accounts payable, a $3.1 million increase in prepaid expenses and other assets and a $2.0 increase in receivables.

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

Cash flow from investing activities. For the nine month period ended September 30, 2019, our net cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $315.2 million. The acquisition of WRI totaled $106.7 million (net of cash acquired). Purchases of rental and non-rental equipment were $300.6 million and proceeds from the sale of rental and non-rental equipment were $92.2 million.

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

Cash flow from financing activities. For the nine month period ended September 30, 2019, net cash provided by our financing activities was $101.5 million. Net borrowings under our Credit Facility for the three month period ended September 30, 2019 were $133.4 million, which was partially offset by dividends paid totaling $29.5 million, or $0.825 per common share. Payments of deferred financing costs were $0.6 million. Treasury stock purchases totaled $1.6 million and finance lease principal payments were $0.2 million.

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

At September 30, 2019, we had total borrowings under the Credit Facility of $304.1 million and we could borrow up to $438.1 million and remain in compliance with the debt covenants under the Credit Facility. At October 18, 2019, we had $449.1 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2019 were approximately $307.4 million, including $38.2 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2019 were $31.5 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of October 18, 2019, we had $449.1 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit.

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

Quarterly Dividend

On August 14, 2019, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on September 13, 2019, totaling approximately $9.9 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.25% to 0.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.  At September 30, 2019, we had outstanding borrowings under the Credit Facility totaling $304.1 million. A 1.0% increase in the interest rate on the Credit Facility would result in an increase of approximately $3.0 million in interest expense on an annualized basis. At October 18, 2019, we had borrowings outstanding totaling approximately $293.1 million, with $449.1 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of September 30, 2019 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1

Amended and Restated Bylaws of the Company, dated as of August 29, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of H&E Equipment Services Inc. (File No. 000-51759), filed on September 4, 2019).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: October 24, 2019	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer & President (Principal Executive Officer)

Dated: October 24, 2019	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)