Form 10-K
period 2019-12-31
H&E Equipment Services, Inc.
filed 2020-02-20
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,040,727,942 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 18, 2020, there were 35,870,082 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2019.

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

We have operated, through our predecessor companies, as an integrated equipment services company for approximately 59 years and have built an extensive infrastructure that as of February 18, 2020 includes 93 full-service facilities located throughout the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Products and Services

Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2019, consisted of approximately 43,939 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.94 billion and an average age of approximately 36.3 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.

New Equipment Sales. We sell new heavy construction and industrial equipment in all four core equipment categories, and are a leading U.S. distributor for nationally recognized suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, and JCB. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. Our new equipment sales operation is a source of new customers for our parts sales and service support activities, as well as for used equipment sales.

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2019, approximately 91.5% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and services business for us.

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

Industry Background

Although there has been some consolidation within the industry in recent years, including the acquisitions of Rental Services Corporation, NES Rentals and Neff Corporation (“Neff”) by United Rentals, Inc. (“URI”), the U.S. construction equipment distribution industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, demand for rental equipment and additional, region-specific factors. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include URI, Sunbelt Rentals, and Hertz Equipment Rental. Examples of equipment dealers include Finning and Toromont. Unlike many of these companies, which principally focus on one channel of distribution, we operate substantially in both channels. As an integrated equipment services company, we rent, sell and provide parts and services support. Although many of the historically pure equipment rental companies also provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the infrastructure, training and resources necessary to develop the breadth of offerings and depth of specialized equipment knowledge that our services and sales staff provides.

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

Well-Developed Infrastructure. We have built an infrastructure that as of February 18, 2020 included a network of 93 full-service facilities in 23 states. Our workforce included, as of December 31, 2019, a highly-skilled group of approximately 537 service technicians and an aggregate of 287 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business as well as the ability to quickly capitalize on new opportunities.

Leading Distributor for Suppliers. We are a leading U.S. distributor for nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu and JCB. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs.

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

Strong Customer Relationships. We have a diverse base of approximately 45,700 customers as of December 31, 2019 who we believe value our high level of service, knowledge and expertise. Our customer base includes a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. We believe that our expansive presence and commitment to superior service at all levels of the organization is a key differentiator to many of our competitors. As a result, we spend a significant amount of time and resources to train all key personnel to be responsive and deliver high quality customer service and well-maintained equipment so that we can maintain and grow our customer relationships.

Experienced Management Team. Our senior management team is led by Bradley M. Barber, our Chief Executive Officer, who has over 25 years of industry experience. Our senior and regional managers have approximately 24 years on average of industry experience. Our branch managers have extensive knowledge and industry experience as well.

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

Make Selective Acquisitions. We intend to continue to evaluate and pursue, on an opportunistic basis, acquisitions which meet our selection criteria, including favorable financing terms, with the objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. We are focused on identifying and acquiring rental companies to complement our existing business, broaden our geographic footprint, and increase our density in existing markets. Effective January 1, 2018, we completed the acquisition of Contractors Equipment Center (“CEC”), an equipment rental company serving the greater Denver, Colorado area with three branch locations, for approximately $132.4 million in cash. Effective April 1, 2018, we completed the acquisition of Rental, LLC (dba “Rental Inc.”), an equipment rental company with five branch locations in Alabama and Florida, for approximately $68.6 million in cash. Effective February 1, 2019, we completed the acquisition of Cobra Equipment Rentals, LLC (dba “We-Rent-It”), a central Texas based non-residential construction-focused equipment rental company with six branch locations for approximately $108.5 million in cash.

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

History

Through our predecessor companies, we have been in the equipment services business for approximately 59 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

We completed, effective January 1, 2018, the acquisition of CEC. Prior to the acquisition, CEC was a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations.

We completed, effective April 1, 2018, the acquisition of Rental, Inc., an equipment rental company with five branch locations in Alabama and Florida.

We completed, effective February 1, 2019, the acquisition of We-Rent-It (“WRI”), a central Texas based non-residential construction-focused equipment rental company with six branch locations.

Customers

We serve approximately 45,700 customers in the United States, primarily in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2019, no single customer accounted for more than 0.7% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 5.2% of our total revenues in 2019.

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

Suppliers

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 54% of our new equipment and rental fleet from five manufacturers (Grove/Manitowoc, Komatsu, John Deere, JCB, and Genie Industries (Terex)) during the year ended December 31, 2019. These relationships improve our ability to negotiate equipment acquisition pricing. Additionally, we are also a leading U.S. distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Yanmar and Takeuchi. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and services that in many cases are covered under the manufacturer’s warranty. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and services support. Although there has been some consolidation within the equipment industry in recent years, including the recent acquisitions of Rental Services Corporation, NES Rentals and Neff by URI, the equipment industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, URI, Sunbelt Rentals and Hertz Equipment Rental) or equipment dealers (for example, Finning and Toromont) to small, independent businesses with a limited number of locations.

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

Employees

As of December 31, 2019, we had approximately 2,432 employees. Of these employees, 832 are salaried personnel and 1,600 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical services and office and administrative support. A collective bargaining agreement relating to two branch locations covers approximately 69 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

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

Weakness or deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet. For example, during fiscal years 2009 and 2010, the economic downturn and related economic uncertainty, combined with weakness in the construction industry and a decrease in industrial activity, resulted in a significant decrease in the demand for our new and used equipment and depressed equipment rental rates, which resulted in decreased revenues and lower gross margins realized on our equipment rentals and on the sale of our new and used inventory during those periods. More recently, the decline in oil prices and the related downturn in oil industry activities during fiscal years 2014, 2015 and 2016 resulted in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Although oil prices have subsequently stabilized and improved from their low point in 2016, prices decreased significantly at the end of 2018 into early 2019 and we believe the uncertainty regarding future oil prices continues to impact customer capital expenditure decisions.

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

We have a significant amount of indebtedness outstanding. As of December 31, 2019, we had total outstanding indebtedness of approximately $1.2 billion, consisting of the $950.0 million aggregate amounts outstanding under our senior unsecured notes, $216.9 million outstanding under our senior secured credit facility (the “Credit Facility”) and approximately $0.6 million of finance lease obligations. As of February 18, 2020, we had borrowing availability under the Credit Facility of $559.4 million, net of a $7.7 million outstanding letter of credit.

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

Additionally, our Credit Facility provides revolving commitments of up to $750.0 million in the aggregate. As of February 18, 2020, we had $559.4 million of availability under the Credit Facility, net of a $7.7 million outstanding letter of credit. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

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

Borrowings under the Credit Facility are at variable rates of interest and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Currently, a portion of our outstanding borrowings under our Credit Facility are borrowed at LIBOR plus an applicable margin and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect our results of operations or financial conditions. LIBOR is an interest rate benchmark used as a reference rate for a wide range of financial transactions, including derivatives and loans. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit LIBOR rates after 2021. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in financial contracts that are currently indexed to United States dollar LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to financial derivative contracts exposed to LIBOR. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR. At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate. The expected discontinuation of LIBOR may require us to amend our senior secured credit facility. Also, factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our results of operations would be adversely impacted. Such increases in interest rates could have a material adverse effect on our financial conditions and results of operations.

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

Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:

•	general economic conditions in the markets where we operate;
•	the cyclical nature of our customers’ business, particularly our construction customers and customers in the oil and gas industry;
•	sales and rental patterns of our construction customers, with sales and rental activity tending to be lower in the winter months;
•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment from the fleet;
•	an overcapacity of fleet in the equipment rental industry;
•	severe weather and seismic conditions temporarily affecting the regions where we operate;
•	changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;
•	changes in interest rates and related changes in our interest expense and our debt service obligations;
•

the possible need, from time to time, to record goodwill impairment charges or other write-offs or charges due to a variety of occurrences, such as the adoption of new accounting standards, the impairment of assets, rental location divestitures, dislocation in the equity and/or credit markets, consolidations or closings, restructurings, or the refinancing of existing indebtedness;

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

An element of our growth strategy is to selectively pursue on an opportunistic basis acquisitions of additional businesses, in particular rental companies that complement our existing business and footprint, such as our acquisitions of CEC and Rental Inc. in January 2018 and April 2018, respectively, and WRI in February 2019. The success of this element of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into our own, including with respect to financial reporting and regulatory matters. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements The Company also regularly reviews other potential strategic transactions, including dispositions.

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

Broad market and industry factors may materially reduce the market price of our common stock, regardless of or in a manner that is disproportionate to any related impact on our operating performance. As an example, in the latter half of 2014 the price of oil fell significantly and the price further declined and remained depressed throughout 2015 and 2016, compared to pre-2014 price levels. We believe that this prolonged decline in oil prices and its impact on oil related economic activities was a significant factor in the price decline of our stock during the same period, even though other industrial and construction activities that are also primary drivers of our business generally remained at or above historic levels. Although oil prices have subsequently stabilized and improved from their low point in 2016, prices decreased significantly at the end of 2018 into early 2019 and we believe the uncertainty regarding future oil prices has an impact on the price of our stock and customer capital expenditure decisions. In addition, the stock market historically has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including those listed above and others, may harm the market price of our common stock.

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

We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2019, we purchased approximately 54% of our rental and sales equipment from five manufacturers (Grove/Manitowoc, Komatsu, John Deere, JCB, and Genie Industries (Terex)). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2019, we sold used equipment from our rental fleet at an average selling price of approximately 157.6% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2019, we have approximately 69 employees in Utah, a significant territory in our geographic footprint, who are covered by a collective bargaining agreement and approximately 2,363 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

We have operations throughout the United States, which exposes us to multiple federal, state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.

Our 93 branch locations, as of February 18, 2020, in the United States are located in 23 different states, which exposes us to a host of different federal, state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.

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

As of February 18, 2020, we had a network of 93 full-service facilities in 23 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 93 total facilities, we own 11 of our locations and lease 82 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama (4)		Montana (2)
Birmingham	Leased	Belgrade	Leased
Dothan	Leased	Billings	Leased
Huntsville	Leased	New Mexico (1)
Opelika	Leased	Albuquerque	Leased
Arizona (3)		Nevada (2)
Phoenix (2)	Leased (1) Owned (1)	Las Vegas	Leased
Tucson	Owned	Reno	Leased
Arkansas (2)		North Carolina (5)
Little Rock	Owned	Arden	Leased
Springdale	Owned	Charlotte	Leased
California (8)		Durham	Leased
Bakersfield	Leased	Raleigh	Leased
Benicia	Leased	Winston-Salem	Leased
Fontana	Leased	Oklahoma (2)
La Mirada	Owned	Oklahoma City	Leased
Sacramento	Leased	Tulsa	Leased
San Diego	Leased	Oregon (1)
San Francisco	Leased	Prineville	Leased
San Jose	Leased	South Carolina (3)
Colorado (5)		Charleston	Leased
Colorado Springs	Leased	Columbia	Leased
Denver	Owned	Greenville	Leased
Erie	Leased	Tennessee (3)
Fort Collins	Leased	Chattanooga	Leased
Greeley	Leased	Memphis	Leased
Florida (8)		Nashville	Leased
Fort Myers	Leased	Texas (20)
Ft. Walton Beach	Leased	Aledo	Leased
Jacksonville	Leased	Austin	Leased
Orlando	Leased	Beaumont	Leased
Panama City	Leased	Bryan	Leased
Pompano Beach	Leased	Buda	Leased
Tallahassee	Leased	Corpus Christi	Leased
Tampa	Leased	Dallas(2)	Leased(1) Owned(1)
Georgia (3)		Fort Worth	Leased
Atlanta	Leased	Freeport	Leased
Savannah	Leased	Georgetown	Leased
Suwannee	Leased	Houston(2)	Leased(2)
Idaho (2)		Katy	Leased
Boise	Leased	Lubbock	Leased
Coeur d’Alene	Leased	Mesquite	Leased
Louisiana (9)		Midland	Leased
Alexandria	Leased	Pasadena	Leased
Baton Rouge	Owned	San Antonio	Leased
Belle Chasse	Leased	Schertz	Leased
Kenner	Owned	Utah (2)
Lafayette	Leased	Salt Lake City	Leased
Lake Charles	Leased	St. George	Leased
New Orleans	Leased	Virginia (3)
Shreveport(2)	Leased(2)	Ashland	Owned
Maryland (2)		Norfolk	Leased
Baltimore	Leased	Warrenton	Owned
Forestville	Leased	Washington(2)
Mississippi (1)		Seattle	Leased
Jackson	Leased	Lynwood	Leased

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to over 100 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 337 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

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

Holders

As of December 31, 2019, there were 68 stockholders of record of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

Dividends

During the years ended December 31, 2019 and 2018, the Company paid quarterly cash dividends totaling $1.10 per share in each year, or approximately $39.4 million and $39.3 million, respectively. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc.’s common stock beginning on December 31, 2014 and for each subsequent quarter period end through and including December 31, 2019, with the cumulative returns of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: URI, Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. In our Annual Reports on Form 10-K for the years ended December 31, 2014 and 2015, we included within our peer group, Hertz Global Holdings, which previously owned Herc Holdings Inc., the then parent company of Herc Rentals Inc., Hertz’s equipment rental business. On July 1, 2016, Herc Holdings Inc. was separated from Hertz Global Holdings, Inc. and became an independent, publicly-traded corporation. Accordingly, we have excluded Herc Holdings Inc. and Hertz Global Holdings, Inc. from our industry peer group in the five-year Performance Graph below.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on December 31, 2014. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
H&E Equipment Services, Inc.	$100.00	$65.64	$93.52	$170.96	$88.99	$151.60
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
Peer Group	100.00	79.92	107.66	158.90	113.25	171.48

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

Issuer Purchases of Equity Securities

On October 12, 2019, 2,982 shares of non-vested stock that were issued in 2015 vested at $28.19 per share. The holder of those vested shares returned 1,562 shares of common stock to the Company during the quarter ended December 31, 2019 as payment for their withholding taxes. This resulted in an addition of 1,562 shares to treasury stock.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated statement of income data and other financial data for the years ended December 31, 2019, 2018 and 2017 and balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of income data and other financial data for the years ended December 31, 2016 and 2015 and balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial information not included herein. Our historical results are not necessarily indicative of future performance or results of operations. You should read the consolidated historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Amounts in thousands, except per share amounts)
Statement of income data(1):
Revenues(2):
Equipment rentals	$766,354	$627,181	$508,121	$472,086	$468,918
New equipment sales	239,091	262,948	203,301	196,688	238,172
Used equipment sales	139,349	125,125	107,329	96,910	118,338
Parts sales	123,855	120,454	114,253	115,989	118,152
Services revenues	67,941	63,488	62,873	64,673	63,954
Other	11,775	39,765	34,142	31,791	32,297
Total revenues	1,348,365	1,238,961	1,030,019	978,137	1,039,831
Cost of revenues(2):
Rental depreciation	243,780	208,453	169,455	162,415	162,089
Rental expense	105,079	89,520	77,706	71,694	71,950
Rental other	70,613	55,449	47,438	44,758	42,335
	419,472	353,422	294,599	278,867	276,374
New equipment sales	211,372	232,057	180,702	175,556	212,235
Used equipment sales	92,021	86,052	74,132	66,738	81,338
Parts sales	90,963	88,263	83,135	84,327	86,255
Services revenues	21,946	21,328	21,111	21,839	21,693
Other	13,421	19,305	16,432	15,199	16,204
Total cost of revenues	849,195	800,427	670,111	642,526	694,099
Gross profit (loss):
Equipment rentals	346,882	273,759	213,522	193,219	192,544
New equipment sales	27,719	30,891	22,599	21,132	25,937
Used equipment sales	47,328	39,073	33,197	30,172	37,000
Parts sales	32,892	32,191	31,118	31,662	31,897
Services revenues	45,995	42,160	41,762	42,834	42,261
Other	(1,646)	20,460	17,710	16,592	16,093
Total gross profit	499,170	438,534	359,908	335,611	345,732
Selling, general and administrative expenses(3)	311,026	278,298	232,784	228,129	220,226
Impairment of goodwill(4)	12,184	—	—	—	—
Merger costs (net of merger breakup fee proceeds)(5)	416	708	(5,782)	—	—
Gain from sales of property and equipment, net	4,617	7,118	5,009	3,285	2,737
Income from operations	180,161	166,646	137,915	110,767	128,243
Other income (expense):
Interest expense(6)	(68,277)	(63,707)	(54,958)	(53,604)	(54,030)
Loss on early extinguishment of debt(7)	—	—	(25,363)	—	—
Other, net	3,977	1,724	1,750	1,867	1,463
Total other expense, net	(64,300)	(61,983)	(78,571)	(51,737)	(52,567)
Income before provision (benefit) for income taxes	115,861	104,663	59,344	59,030	75,676
Income tax provision (benefit)(8)	28,650	28,040	(50,314)	21,858	31,371
Net income	$87,211	$76,623	$109,658	$37,172	$44,305
Net income per common share:
Basic	$2.43	$2.15	$3.09	$1.05	$1.26
Diluted	$2.42	$2.13	$3.07	$1.05	$1.25
Weighted average common shares outstanding:
Basic	35,859	35,677	35,516	35,393	35,272
Diluted	36,033	35,903	35,699	35,480	35,343
Dividends declared per common share outstanding	$1.10	$1.10	$1.10	$1.10	$1.05

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Amounts in thousands)
Other financial data:
Depreciation and amortization(9)	$276,337	$236,366	$193,245	$189,697	$186,457
Statement of cash flows:
Net cash provided by operating activities	319,218	247,211	226,199	176,979	206,620
Net cash used in investing activities	(325,903)	(526,240)	(153,075)	(114,410)	(101,759)
Net cash provided by (used in) financing activities	4,255	129,828	85,071	(62,045)	(113,563)

	As of December 31,
	2019	2018	2017	2016	2015
	(Amounts in thousands)
Balance sheet data:
Cash	$14,247	$16,677	$165,878	$7,683	$7,159
Rental equipment, net	1,217,673	1,141,498	904,824	893,816	893,393
Property and equipment, net	130,564	115,121	101,789	105,492	110,785
Operating lease right-of-use assets, net(10)	156,570	̶̶	̶̶	̶̶	̶̶
Goodwill	131,442	105,843	31,197	31,197	31,197
Deferred financing costs, net(11)	2,857	3,000	3,772	1,964	2,777
Intangible assets, net	32,948	28,380	̶̶	̶̶	̶̶
Total assets(11)	1,974,610	1,727,181	1,467,717	1,241,611	1,299,511
Total debt(11)	1,162,995	1,116,267	945,574	792,057	814,070
Operating lease right-of-use liabilities, net(10)	159,265	̶̶	̶̶	̶̶	̶̶
Total liabilities	1,667,091	1,470,378	1,250,924	1,098,846	1,156,923
Stockholders’ equity	307,519	256,803	216,793	142,765	142,588

(1)	See note 18 to the consolidated financial statements discussing segment information.
(2)

As more fully discussed in note 2 to the consolidated financial statements, we reclassified certain revenues pursuant to SEC Regulation S-X on a retrospective basis related to our equipment rental hauling revenue activities. Additionally, as detailed in our 2018 Annual Report on Form 10-K, we reclassified certain revenues in connection with our January 1, 2018 adoption of the Revenue from Contracts with Customers (“Topic 606”) guidance on a full retrospective transition basis. The amounts presented herein reflect these reclassifications for all periods presented. Revenues as presented in the above statement of income data for the years ended December 31, 2016 and 2015 related to our adoption of Topic 606 are unaudited.

(3)

Stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 totaled $4.7 million, $4.2 million, $3.5 million, $3.0 million and $2.7 million, respectively.

(4)

During the quarter ended December 31, 2019, we recorded a non-cash impairment charge totaling $12.2 million. The impairment related to two of our six reporting units, New Equipment Sales and Service Revenues. See note 2 to the consolidated financial statements for additional information.

(5)

Merger costs incurred in 2019 and 2018 related to the Company’s acquisition activities were $0.4 million and $0.7 million, respectively. For the year ended December 31, 2017, pursuant to the terms of our merger agreement with Neff, we received a $13.2 million breakup fee concurrently with Neff’s termination of the merger agreement. Related merger transaction fees totaled $6.5 million. Estimated merger transaction fees in 2017 related to our acquisition of CEC totaled $0.8 million, resulting in net proceeds of approximately $5.8 million for the year ended December 31, 2017.

(6)

Interest expense for the periods presented is comprised of cash-pay interest (interest recorded on debt and other obligations requiring periodic cash payments) and non-cash pay interest (comprised of amortization of deferred financing costs and accretion (amortization) of note discount (premium)).

(7)

As more fully discussed in note 9 to the consolidated financial statements, we recorded a one-time loss on the early extinguishment of debt in the three month period ended September 30, 2017 of approximately $25.4 million, reflecting payment of $12.8 million of tender premiums associated with our repurchase of the Old Notes (as defined below) and $10.5 million of premiums in accordance with the indenture governing the Old Notes to redeem the remaining untendered Old Notes, combined with the write off of approximately $2.0 million of unamortized deferred financing costs, related to the Old Notes.

(8)

On December 22, 2017, the Act was signed into law and we recorded in the fourth quarter of 2017 a one-time decrease in income tax expense of $66.9 million. The decrease in income tax expense is the result of the re-measurement of our deferred tax assets and liabilities, resulting from the decrease in the corporate statutory federal income tax rate from 35% to 21% under the Act.

(9)	Excludes amortization of deferred financing costs and accretion (amortization) of note discount (premium), which are included in interest expense.

(10)	As discussed in “Recent Accounting Pronouncements” in note 2 to the consolidated financial statements, we adopted Topic 842, on January 1, 2019.
(11)

The line items for Total debt, Total assets, and Deferred financing costs, net, have been retrospectively adjusted for 2015 to reflect the Company’s adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which we adopted on January 1, 2016. Total debt represents the carrying amounts for the periods presented, under the Credit Facility, senior unsecured notes and finance (capital) leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2019, and its results of operations for the year ended December 31, 2019, and should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

As of February 18, 2020, we operated 93 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 59 years. H&E L.L.C. was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E LLC. Prior to the combination, Head & Engquist operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

Effective January 1, 2018, we completed the acquisition of CEC, a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations. Effective April 1, 2018, we completed the acquisition of Rental, Inc., a privately-held equipment rental and distribution company with five branch locations in Alabama and Florida. Effective February 1, 2019, we completed the acquisition of WRI, a privately-held equipment rental company with six branch locations in Central Texas.

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

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2019 by business segment (see note 18 to our consolidated financial statements for further information regarding our business segments):

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

Our non-segmented other revenues for the periods presented in this Annual Report on Form 10-K relate primarily to ancillary charges associated with equipment maintenance and repair services, and are not generally allocated to reportable segments.

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2019, our total cost of revenues was approximately $849.2 million. Our operating expenses consist principally of selling, general and administrative (“SG&A”) expenses. For the year ended December 31, 2019, our SG&A expenses were $311.0 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Expense. Rental expense represents the costs associated with rental equipment, including, among other things, the cost of repairing and maintaining our rental equipment, property taxes on our fleet and other miscellaneous costs of owning rental equipment.

Rental Other. Rental other expenses consist primarily of equipment support activities that we provide our customers in connection with renting equipment, such as hauling services, damage waiver policies, environmental fees and other recovery fees.

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

Our non-segmented other expenses include costs associated with ancillary charges associated with equipment maintenance and repair services.

Selling, General and Administrative Expenses:

Our SG&A expenses include sales and marketing expenses, payroll and related benefit costs, including stock compensation expense, insurance expenses, legal and professional fees, rent and other occupancy costs, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with intangible assets. These expenses are not generally allocated to our reportable segments.

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving Credit Facility, senior unsecured notes due 2025 and our finance (capital) lease obligations, as well as our extinguished senior unsecured notes due 2022 (the “Old Notes”) for the periods during which such Old Notes were outstanding. Interest expense also includes interest on our outstanding manufacturer flooring plans payable, which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and the accretion/amortization of note discount/premium are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2019 was $1.2 billion, or approximately 61.7% of our total assets. Our rental fleet as of December 31, 2019 consisted of 43,939 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $1.9 billion. As of December 31, 2019, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	28,671	65.2%	$1,223.3	63.0%	41.4
Cranes	232	0.5%	84.1	4.3%	59.6
Earthmoving	5,254	12.0%	463.2	23.8%	25.0
Industrial Lift Trucks	1,317	3.0%	40.3	2.1%	29.9
Other	8,465	19.3%	131.9	6.8%	26.5
Total	43,939	100.0%	$1,942.8	100.0%	36.3

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

The original acquisition cost of our gross rental fleet increased by approximately $179.3 million, or 10.2%, for the year ended December 31, 2019, largely reflective of the WRI acquired fleets, combined with increase in 2019 rental capital expenditures to meet customer demand. The average age of our rental fleet equipment increased by approximately 1.8 months for the year ended December 31, 2019. Our average rental rates for the year ended December 31, 2019 were approximately 2.1% higher than the year ended December 31, 2018 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the year ended December 31, 2019 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2019 was approximately $243.8 million. For the year ended December 31, 2019, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Hi-Lift or Aerial Work Platforms	Cranes	Earth- moving	Industrial Lift Trucks	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2019
Depreciation expense for the year ended December 31, 2019	$117.8	$9.5	$87.5	$6.2	$22.8	$243.8
Increase of 2 years in useful life	100.0	7.3	45.8	4.4	24.8	182.3
Decrease of 2 years in useful life	150.0	11.0	106.9	7.9	22.8	298.6

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $30.7 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $27.4 million.

Another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is subjective and subject to change in the future based upon actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $4.3 million.

Acquisition Accounting. We have made significant acquisitions in the past and we intend to make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position. Pursuant to Topic 350, Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates.

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

As of December 31, 2019, our goodwill was comprised of the following carrying values for our six reporting units (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2019
Equipment Rentals Component 1	$49,215
Equipment Rentals Component 2	62,311
New Equipment Sales	—
Used Equipment Sales	8,961
Parts Sales	10,955
Services Revenues	—
Total Goodwill	$131,442

Prior to our adoption of Accounting Standards Update (“ASU”) 2017-04, described below, Topic 350 required a two-step assessment to determine whether goodwill is impaired. The first step (“Step 1”) requires an entity to compare each reporting unit’s carrying value, including goodwill, and its fair value. If the carrying value exceeds the fair value, then the entity must perform the second step (“Step 2”), which is to compare the implied fair value of goodwill to its carrying value, and record an impairment charge for any excess of carrying value over implied fair value. An entity also has an option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. Considerable judgment is required by management in using the qualitative approach under Topic 350 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. During 2017 and 2018, we performed, as of October 1 of each respective year, a qualitative assessment and determined that it is more likely than not that the fair value of each of our reporting units is not less than its carrying value and, therefore, did not perform the prescribed quantitative goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit. We adopted ASU 2017-04 as of October 1, 2019.

We performed a Step 1 quantitative assessment of goodwill impairment as of October 1, 2019, our annual impairment testing date. For all reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach, as further described below. Based on this quantitative test, we determined that our Rental Component 1, Rental Component 2, Used Equipment Sales and Parts reporting units were not impaired as their respective fair values exceeded their respective carrying values by at least 24% or more. However, the results of the quantitative test indicated that the New Equipment Sales and Service Revenues reporting units were less than the carrying value of each reporting unit, resulting in a goodwill impairment totaling $12.2 million, or $10.7 million and $1.5 million for the New Equipment Sales and Service Revenues reporting units, respectively.

The New Equipment Sales reporting unit impairment was largely due to a sharp decline in our 2019 fourth quarter new equipment sales revenues as over 75% of our full-year new equipment sales decline occurred in the fourth quarter. The fourth quarter new equipment sales decline was primarily driven by lower new crane sales, which were down 28.7%, or $12.0 million. As noted in our Risk Factors in this Annual Report on Form 10-K, we believe that demand for cranes is impacted by oil prices and while oil prices have partially recovered from their low point in 2016, there remains considerable uncertainty regarding future oil prices and this uncertainty impacts customer capital expenditure decisions. This fourth quarter decline in new equipment sales, combined with our new equipment sales revenues growth rate and operating results assumptions for the forecast period under the income approach, resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in a $10.7 million impairment charge.

The impairment of the Service Revenues reporting unit was largely due to our service revenues growth rate and operating results assumptions for the forecast period under the income approach, which resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in a $1.5 million impairment charge.

For purposes of performing the quantitative impairment test described above, we estimate the fair value of our reporting units by utilizing fair value techniques consistent with the income approach and market approach. When performing the income approach for each reporting unit, we use a discounted cash flow analysis based on our internal projected results of operations, weighted average cost of capital (“WACC”) and terminal value assumptions. Our cash flow projections are based on ten-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth. The WACC is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise and represents the expected cost of new capital likely to be used by market participants. The WACC is used to discount our combined future cash flows. The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes, as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins and operating expenses. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of a reporting unit’s fair value, and therefore could affect the likelihood and amount of potential impairment. Under the market approach, we compare the reporting units to selected reasonably similar (or "guideline") publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of our reporting unit relative to the selected guideline companies; and (iii) applied to the operating data of our reporting unit to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the reporting unit.

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

Income Taxes. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date of that tax rate.

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

Our U.S. federal tax returns for 2016 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2013 and subsequent years.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the years ended December 31, 2019, 2018 and 2017. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

As discussed further in note 2 to these consolidated financial statements, upon our adoption of Topic 842, as of January 1, 2019 using a transition method that allowed us not to recast prior periods, certain ancillary revenues and related cost of revenues associated with our rental activities, such as damage waiver income, environmental fees and other recovery fees, that have been historically presented within Other Revenues and Other Cost of Revenues, are presented within Rental Revenues and Rental Other Cost of Revenues beginning January 1, 2019. As a result, Rental Revenues, as presented in our consolidated statements of income in this Report on Form 10-K for the years ended December 31, 2018 and 2017, do not include these revenues and related cost of revenues, as they are included within Other Revenues and Other Cost of Revenues.

Prior to 2019 we presented hauling revenues and related costs of revenues associated with our equipment rental activities within Other Revenues and Other Cost of Revenues. Given the presentation changes required by Topic 842 as described above and in note 2 to these consolidated financial statements, we reclassified equipment rental hauling revenues and related costs of revenues within Rental Other Revenues and Rental Other Cost of Revenues in prior periods to conform to the current period presentation. We believe this presentation results in a more meaningful presentation and analysis of our equipment rental activities.

The following tables (1) reconcile our Revenues, Cost of Revenues, Gross Profit and resulting gross margin for our historical consolidated statements of income for years ended December 31, 2018 and 2017 to the presentation in this Annual Report on Form 10-K, reflecting the classification of rental hauling fees and related costs of revenues, and (2) reconcile our Revenues, Cost of Revenues, Gross Profit and resulting gross margin for the years ended December 31, 2018 and 2017 as presented in this Annual Report on Form 10-K to an “As Adjusted” basis (non-GAAP measures) to conform the prior year presentation to the current year presentation of Revenues, Cost of Revenues, and resulting gross profit and gross margin for the years ended December 31, 2019 as presented in this Annual Report on Form 10-K, reflecting the line item presentation changes required by Topic 842 (dollars in thousands). We use these non-GAAP metrics to provide further detail to evaluate the period over period performance of the Company, and believe these may be useful to investors for this reason. However, you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP.

	Year Ended December 31, 2018
	As Previously Reported	Reclassification of Hauling Fees	As Reported under GAAP	Adjustments for Other Rental Fees	As Adjusted
Revenues:
Equipment rentals (1)
Rentals	$592,193	$—	$592,193	$—	$592,193
Rentals other	—	34,988	34,988	28,152	63,140
	592,193	34,988	627,181	28,152	655,333
New equipment sales	262,948	—	262,948	—	262,948
Used equipment sales	125,125	—	125,125	—	125,125
Parts sales	120,454	—	120,454	—	120,454
Services revenues	63,488	—	63,488	—	63,488
Other	74,753	(34,988)	39,765	(28,152)	11,613
Total revenues	1,238,961	—	1,238,961	—	1,238,961

Cost of revenues:
Rental depreciation	208,453	—	208,453	—	208,453
Rental expense	89,520	—	89,520	—	89,520
Rental other	—	55,449	55,449	6,572	62,021
	297,973	55,449	353,422	6,572	359,994
New equipment sales	232,057	—	232,057	—	232,057
Used equipment sales	86,052	—	86,052	—	86,052
Parts sales	88,263	—	88,263	—	88,263
Services revenues	21,328	—	21,328	—	21,328
Other	74,754	(55,449)	19,305	(6,572)	12,733
Total cost of revenues	800,427	—	800,427	—	800,427

Gross Profit (loss):
Rentals	294,220	—	294,220	—	294,220
Rentals other	—	(20,461)	(20,461)	21,580	1,119
	294,220	(20,461)	273,759	21,580	295,339
New equipment sales	30,891	—	30,891	—	30,891
Used equipment sales	39,073	—	39,073	—	39,073
Parts sales	32,191	—	32,191	—	32,191
Services revenues	42,160	—	42,160	—	42,160
Other	(1)	20,461	20,460	(21,580)	(1,120)
Total gross profit	$438,534	$—	$438,534	$—	$438,534

Gross Margin:
Rentals	49.7%	—	49.7%	—	49.7%
Rentals other	—	-58.5%	-58.5%	76.7%	1.8%
	49.7%	-58.5%	43.6%	76.7%	45.1%
New equipment sales	11.7%	—	11.7%	—	11.7%
Used equipment sales	31.2%	—	31.2%	—	31.2%
Parts sales	26.7%	—	26.7%	—	26.7%
Services revenues	66.4%	—	66.4%	—	66.4%
Other	—	58.5%	51.5%	-76.7%	-9.6%
Total gross profit	35.4%	—	35.4%	—	35.4%

(1)

Pursuant to SEC Regulation S-X, our equipment rental revenues, as presented in our condensed consolidated statements of income in this Annual Report on Form 10-K, are aggregated and presented in a single line item, “Equipment Rentals”. The above table disaggregates our equipment rental revenues for discussion and analysis purposes only.

	Year Ended December 31, 2017
	As Previously Reported	Reclassification of Hauling Fees	As Reported under GAAP	Adjustments for Other Rental Fees	As Adjusted
Revenues:
Equipment rentals (1)
Rentals	$479,016	$—	$479,016	$—	$479,016
Rentals other	—	29,105	29,105	23,123	52,228
	479,016	29,105	508,121	23,123	531,244
New equipment sales	203,301	—	203,301	—	203,301
Used equipment sales	107,329	—	107,329	—	107,329
Parts sales	114,253	—	114,253	—	114,253
Services revenues	62,873	—	62,873	—	62,873
Other	63,247	(29,105)	34,142	(23,123)	11,019
Total revenues	1,030,019	—	1,030,019	—	1,030,019

Cost of revenues:
Rental depreciation	169,455	—	169,455	—	169,455
Rental expense	77,706	—	77,706	—	77,706
Rental other	—	47,438	47,438	4,638	52,076
	247,161	47,438	294,599	4,638	299,237
New equipment sales	180,702	—	180,702	—	180,702
Used equipment sales	74,132	—	74,132	—	74,132
Parts sales	83,135	—	83,135	—	83,135
Services revenues	21,111	—	21,111	—	21,111
Other	63,870	(47,438)	16,432	(4,638)	11,794
Total cost of revenues	670,111	—	670,111	—	670,111

Gross Profit (loss):
Rentals	231,855	—	231,855	—	231,855
Rentals other	—	(18,333)	(18,333)	18,485	152
	231,855	(18,333)	213,522	18,485	232,007
New equipment sales	22,599	—	22,599	—	22,599
Used equipment sales	33,197	—	33,197	—	33,197
Parts sales	31,118	—	31,118	—	31,118
Services revenues	41,762	—	41,762	—	41,762
Other	(623)	18,333	17,710	(18,485)	(775)
Total gross profit	$359,908	$—	$359,908	$—	$359,908

Gross Margin:
Rentals	48.4%	—	48.4%	—	48.4%
Rentals other	—	-63.0%	-63.0%	79.9%	0.3%
	48.4%	-63.0%	42.0%	79.9%	43.7%
New equipment sales	11.1%	—	11.1%	—	11.1%
Used equipment sales	30.9%	—	30.9%	—	30.9%
Parts sales	27.2%	—	27.2%	—	27.2%
Services revenues	66.4%	—	66.4%	—	66.4%
Other	-1.0%	63.0%	51.9%	-79.9%	-7.0%
Total gross profit	34.9%	—	34.9%	—	34.9%

(1)

Pursuant to SEC Regulation S-X, our equipment rental revenues, as presented in our condensed consolidated statements of income in this Annual Report on Form 10-K, are aggregated and presented in a single line item, “Equipment Rentals”. The above table disaggregates our equipment rental revenues for discussion and analysis purposes only.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

To enhance period-to-period comparability of our revenues and gross profit, the tabular information below is derived from the table above. Our revenues and gross profit for the year ended December 31, 2018 are presented on an “As Adjusted” basis.

Revenues.

	For the Year Ended December 31,
	2019	2018 As Adjusted	Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)

Segment revenues:
Equipment rentals
Rentals	$694,547	$592,193	$102,354	17.3%
Rentals other	71,807	63,140	8,667	13.7%
Total equipment rentals	766,354	655,333	111,021	16.9%
New equipment sales	239,091	262,948	(23,857)	(9.1)%
Used equipment sales	139,349	125,125	14,224	11.4%
Parts sales	123,855	120,454	3,401	2.8%
Services revenues	67,941	63,488	4,453	7.0%
Non-Segmented other revenues	11,775	11,613	162	1.4%
Total revenues	$1,348,365	$1,238,961	$109,404	8.8%

Total Revenues. Our total revenues were $1.3 billion for the year ended December 31, 2019 compared to $1.2 billion for the year ended December 31, 2018, an increase of $109.4 million, or 8.8%. Revenues of all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our revenues from equipment rentals for the year ended December 31, 2019 increased $111.0 million, or 16.9%, to $766.4 million from $655.3 million in 2018, as adjusted. The increase in equipment rental revenues was largely due to increased demand, combined with the impact of the WRI locations acquired on February 1, 2019.

Rentals: Rental revenues increase $102.4 million, or 17.3%, to $694.5 million for the year ended December 31, 2019 compared to $592.2 million for the year ended December 31, 2018, as adjusted. Rental revenues from aerial work platform equipment increased $56.3 million and earthmoving equipment rental revenues increased $36.7 million, while rental revenues from lift trucks increased $2.2 million. Other equipment rental revenues and crane rental revenues increased $13.8 million and $0.4 million, respectively, as compared to the prior period.  The product line equipment rental revenue fluctuations above do not include the impact of legacy WRI equipment rental revenues for February through April 2019 or legacy CEC and Rental Inc. equipment rental revenues for January through March 2018 and April through June 2018, respectively.

Our average rental rates for the year ended December 31, 2019 increased 2.1% compared to the year ended December 31, 2018. Our average rental rates for the year ended December 31, 2019 do not include the impact of legacy WRI equipment rental revenues for February through April 2019 or legacy CEC and Rental Inc. equipment rental revenues for January through March 2018 and April through June 2018, respectively.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2019 increased 0.5% to 36.3% from 35.8% in 2018. The increase in comparative rental equipment dollar utilization was primarily the result of the increase in equipment rental rates, combined with the mix of equipment rented, which was partially offset by a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 70.4% for the year ended December 31, 2019 compared to 71.6% in the year ended December 31, 2018, a decrease of 1.2%, largely attributable to a 3.9% decrease in time utilization in the three month period ended December 31, 2019 compared to the three month period ended December 31, 2018.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the year ended December 31, 2019 were $71.8 million compared to $63.1 million for the year ended December 31, 2018, as adjusted, an increase of $8.7 million, or 13.7%, primarily due to the increase in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2019 decreased $23.9 million, or 9.1%, to $239.1 million from $262.9 million in 2018. This decrease, as noted below, was driven primarily by decreased sales of new cranes and aerial work platform equipment.

Sales of new cranes decreased $29.4 million. Sales of new aerial work platform equipment and new lift trucks decreased $2.3 million and $1.0 million, respectively. Partially offsetting these decreases, sales of new earthmoving equipment and new other equipment sales increased $8.8 million and $2.4 million, respectively. The product line new equipment sales revenue fluctuations above do not include the impact of legacy WRI equipment rental revenues for February through April 2019 or legacy CEC and Rental Inc. equipment rental revenues for January through March 2018 and April through June 2018, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $14.2 million, or 11.4%, to $139.3 million for the year ended December 31, 2019, from $125.1 million for the same period in 2018.

Sales of used earthmoving equipment, used lift truck equipment and other used equipment sales increased $13.6 million, $1.5 million and $1.0 million, respectively. Partially offsetting these increases were decreases of used aerial work platform equipment and used cranes decreasing $1.1 million and $0.3 million, respectively. The product line used equipment sales revenue fluctuations above do not include the impact of legacy WRI equipment rental revenues for February through April 2019 or legacy CEC and Rental Inc. equipment rental revenues for January through March 2018 and April through June 2018, respectively.

Parts Sales Revenues. Our parts sales revenues increased $3.4 million, or 2.8%, to $123.9 million for the year ended December 31, 2019 from $120.5 million for the same period in 2018. The increase in parts sales was largely attributable to increases in crane parts sales, aerial work platform equipment parts sales and earthmoving equipment parts sales.

Services Revenues. Our services revenues for the year ended December 31, 2019 increased $4.5 million, or 7.0%, to $67.9 million from $63.5 million in the same period last year. The increase in service revenues was largely attributable to increases in cranes, aerial work platforms and earthmoving equipment services.

Non-Segmented Other Revenues. For the year ended December 31, 2019, our other revenues were $11.8 million, an increase of approximately $0.2 million, or 1.4%, from $11.6 million in 2018, as adjusted.

Gross Profit.

	For the Year Ended December 31,
	2019	2018 As Adjusted	Total Dollar Increase (Decrease)	Total Percentage Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$345,688	$294,220	$51,468	17.5%
Rentals other	1,194	1,119	75	6.7%
Total equipment rentals	346,882	295,339	51,543	17.5%
New equipment sales	27,719	30,891	(3,172)	(10.3)%
Used equipment sales	47,328	39,073	8,255	21.1%
Parts sales	32,892	32,191	701	2.2%
Services revenues	45,995	42,160	3,835	9.1%
Non-Segmented other gross loss	(1,646)	(1,120)	(526)	(47.0)%
Total gross profit	$499,170	$438,534	$60,636	13.8%

Total Gross Profit. Our total gross profit was $499.2 million for the year ended December 31, 2019 compared to $438.5 million for the year ended December 31, 2018, an increase of $60.6 million, or 13.8%. Total gross profit margin for the year ended December 31, 2019 was approximately 37.0%, an increase of 1.6% from the 35.4% gross profit margin for the same period in 2018. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the year ended December 31, 2019 increased $51.5 million, or 17.5%, to approximately $346.9 million from $295.3 million in 2018, as adjusted.

Rentals: Rental revenue gross profit increased $51.5 million to $345.7 million for the year ended December 31, 2019 compared to $294.2 million for the year ended December 31, 2018, as adjusted. The increase in equipment rentals gross profit was the result of a $102.4 million increase in equipment rental revenues for the year ended December 31, 2019 compared to last year, which was partially offset by a $35.3 million increase in rental equipment depreciation expense, and $15.6 million increase in rental expenses. The increases are primarily due to a larger fleet size in 2019 compared to 2018 due to the WRI acquisition, organic growth and higher demand. Gross profit margin on equipment rentals for the year ended December 31, 2019 was approximately 49.8% compared to 49.7% in 2018, an increase of 0.1%. As a percentage of equipment rental revenues, rental expenses were 15.1% for both years ended December 31, 2019 and 2018. Depreciation expense was 35.1% of equipment rental revenues for the year ended December 31, 2019 compared to 35.2% for the same period in 2018, a decrease of 0.1%.

Rentals Other: Our rentals other consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the year ended December 31, 2019 was $1.2 million compared to $1.1 million, as adjusted, for the year ended December 31, 2018, an increase of $0.1 million. Gross profit margin was 1.7% for the year ended December 31, 2019 compared to 1.8%, as adjusted, for the same period last year, a decrease of 0.1%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2019 decreased $3.2 million, or 10.3%, to $27.7 million compared to $30.9 million in 2018 on a decrease in total new equipment sales of $23.9 million. Gross profit margin on new equipment sales for the year ended December 31, 2019 was approximately 11.6%, a decrease of 0.1% from 11.7% in 2018.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2019 increased approximately $8.3 million, or 21.1%, to $47.3 million from $39.1 million in 2018, on a used equipment sales increase of $14.2 million. Gross profit margin on used equipment sales for the year ended December 31, 2019 was 34.0%, up 2.8% from 31.2% for the year ended December 31, 2018, primarily as a result of the mix of used equipment sold.

Our used equipment sales from the rental fleet, which comprised approximately 91.5% and 89.6% of our used equipment sales for the years ended December 31, 2019 and 2018, respectively, were approximately 157.6% and 152.1% of net book value for the years ended December 31, 2019 and 2018, respectively.

Parts Sales Gross Profit. For the year ended December 31, 2019, our parts sales revenue gross profit increased $0.7 million, or 2.2%, to $32.9 million from $32.2 million for the same period in 2018, on a $3.4 million increase in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2019 was 26.6%, a decrease of 0.1% from 26.7% in the same period in 2018.

Services Revenues Gross Profit. For the year ended December 31, 2019, our services revenues gross profit increased $3.8 million, or 9.1%, to $46.0 million from $42.2 million for the same period in 2018, on a $4.5 million increase in services revenues. Gross profit margin on services revenues for the years ended December 31, 2019 and 2018 was 67.7% and 66.4%, respectively, an increase of 1.3%, as a result of services revenues mix.

Non-Segmented Other Gross Loss. Our non-segmented other gross loss was approximately $1.6 million for the year ended December 31, 2019 compared to a gross loss of $1.1 million for the same period last year, a decrease of $0.5 million, as adjusted.

Selling, General and Administrative Expenses. SG&A expenses increased $32.7 million, or approximately 11.8%, to $311.0 million for the year ended December 31, 2019 compared to $278.3 million for the year ended December 31, 2018.

The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit and other employee expenses increased $16.8 million, primarily because of our recent acquisitions, a larger workforce and higher incentive compensation related to improved profitability. Facility-related expenses increased $5.3 million. Bad debt expense increased $3.2 million and depreciation and amortization expenses increased $2.6 million. Legal and professional fees increased $2.4 million and liability insurance costs increased $1.4 million.

Our results for the year ended December 31, 2019 above included $9.8 million of incremental expenses resulting from the Rental Inc. and WRI acquisitions. Approximately $3.4 million of the total above increase in SG&A expenses was attributable to branches opened since January 1, 2018 (but excluding for this purpose branches acquired as a result of our WRI acquisition) with less than a full year of comparable operations in either or both of the years ended December 31, 2019 and 2018.

As a percentage of total revenues, SG&A expenses were 23.1% for the year ended December 31, 2019 compared to 22.5% for the year ended December 31, 2018, an increase of 0.6%.

Impairment of Goodwill. Impairment of goodwill incurred in the year ended December 31, 2019 was $12.2 million. The impairment related to two of our six reporting units, New Equipment Sales and Service Revenues. There was no impairment of goodwill for the year ended December 31, 2018. See note 2 to the consolidated financial statements for additional information.

Merger Costs (net of Merger Breakup Fee Proceeds).  Merger costs incurred in the year ended December 31, 2019 and 2018 were approximately $0.4 million and $0.7 million, respectively.

Gain on Sales of Property and Equipment, Net. During the year ended December 31, 2019, gain on sales of property and equipment, net amounted to $4.6 million for the period, compared to $7.1 million for the year ended December 31, 2018, a decrease of $2.5 million. During the year ended December 31, 2018, we sold a parcel of company-owned land and realized a gain of approximately $3.7 million.

Other Income (Expense). For the year ended December 31, 2019, our net other expenses increased approximately $2.3 million to $64.3 million compared to $62.0 million for the same period in 2018. Interest expense increased approximately $4.6 million to $68.3 million for the year ended December 31, 2019 compared to $63.7 million for the year ended December 31, 2018.  Interest costs related to the Credit Facility increased $4.5 million for the year ended December 31, 2019 compared to the same period last year. The increase in Credit Facility interest costs is largely due to higher borrowings in 2019 compared to 2018, which was partially offset by a 0.7% decrease in our average borrowing rate in 2019 compared to 2018. Other income, net, increased $2.3 million to $4.0 million for the year ended December 31, 2019 compared to $1.7 million for the year ended December 31, 2018, primarily attributable to proceeds from a favorable litigation settlement.

Income Taxes. We recorded income tax expense of $28.7 million for the year ended December 31, 2019 compared to an income tax expense of approximately $28.0 million for the year ended December 31, 2018. Our effective income tax rate for the year ended December 31, 2019 was 24.7% compared to 26.8% for the same period last year, a decrease of 2.1%.  The decrease in our effective tax rate is primarily due to a decrease in our state income tax rate, resulting from changes in apportionment factors and state statutory income tax rates.

Based on available evidence, both positive and negative, we believe it is more likely than not that our deferred tax assets at December 31, 2019 are fully realizable through future reversals of existing taxable temporary differences and future taxable income.  For the year ended December 31, 2019, we decreased our valuation allowance by $0.6 million for certain state net operating losses that are expected to be fully realizable.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

To enhance period-to-period comparability of our revenues and gross profit, the tabular information below is derived from the table above. Our revenues and gross profit for the years ended December 31, 2018 and 2017 are presented on an “As Adjusted” basis.

Revenues.

	For the Year Ended
	December 31,		Total	Total
	2018 As Adjusted	2017 As Adjusted	Dollar Increase	Percentage Increase
	(in thousands, except percentages)
Segment revenues:
Equipment rentals
Rentals	$592,193	$479,016	$113,177	23.6%
Rentals Other	63,140	52,228	10,912	20.9%
Total equipment rentals	655,333	531,244	124,089	23.4%
New equipment sales	262,948	203,301	59,647	29.3%
Used equipment sales	125,125	107,329	17,796	16.6%
Parts sales	120,454	114,253	6,201	5.4%
Services revenues	63,488	62,873	615	1.0%
Non-Segmented other revenues	11,613	11,019	594	5.4%
Total revenues	$1,238,961	$1,030,019	$208,942	20.3%

Total Revenues. Our total revenues were $1.2 billion for the year ended December 31, 2018 compared to $1.0 billion for the year ended December 31, 2017, an increase of $208.9 million, or 20.3%. Revenues increased for all of our reportable segments and non-segmented other revenues and are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the year ended December 31, 2018 increased $124.1 million, or 23.4%, to $655.3 million from $531.2 million in 2017, as adjusted. The increase in equipment rental revenues was largely due to increased demand and the equipment rental revenues from our CEC and Rental Inc. locations.

Rentals. Rental revenues increased $113.2 million to $592.2 million for the year ended December 31, 2018, as adjusted, compared to $479.0 million for the year ended December 31, 2017, as adjusted. Rental revenues from aerial work platform equipment increased $66.7 million and earthmoving equipment rental revenues increased $24.3 million, while rental revenues from lift trucks increased $3.0 million. Partially offsetting these increases in equipment rental revenues was a $1.1 million decrease in crane rental revenues. The product line equipment rental revenue fluctuations above do not include the impact of legacy CEC and Rental Inc. equipment rental revenues by product line for the three month periods ended March 31, 2018 and June 30, 2018, respectively.

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

Rentals Other. Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the year ended December 31, 2018 were $63.1 million, as adjusted, compared to $52.2 million for the year ended December 31, 2017, as adjusted, an increase of $10.9 million, or 20.9%, primarily due to the increase in equipment rental revenues as described above.

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

Non-Segmented Other Revenues. For the year ended December 31, 2018, our other revenues were $11.6 million, an increase of approximately $0.6 million, or 5.4%, from $11.0 million in 2017, as adjusted. This increase was primarily driven by higher hauling revenues and damage waiver income associated with our equipment rental activities, combined with non-segmented other revenues from our CEC and Rental Inc. locations.

Gross Profit.

	For the Year Ended		Total	Total
	December 31,		Dollar	Percentage
	2018 As Adjusted	2017 As Adjusted	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$294,220	$231,855	$62,365	26.9%
Rentals Other	1,119	152	967	636.2%
Total equipment rentals	295,339	232,007	63,332	27.3%
New equipment sales	30,891	22,599	8,292	36.7%
Used equipment sales	39,073	33,197	5,876	17.7%
Parts sales	32,191	31,118	1,073	3.4%
Services revenues	42,160	41,762	398	1.0%
Non-Segmented other gross loss	(1,120)	(775)	(345)	(44.5)%
Total gross profit	$438,534	$359,908	$78,626	21.8%

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

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the year ended December 31, 2018 increased $63.3 million, or 27.3%, to approximately $295.3 million from $232.0 million in 2017, as adjusted.

Rentals. Rentals revenues gross profit increased $62.4 million, or 26.9%, to $294.2 million, as adjusted, for the year ended December 31, 2018 as compared to $231.9 million, as adjusted, for the year ended December 31, 2017. The increase in equipment rentals gross profit was the result of a $113.2 million increase in equipment rental revenues for the year ended December 31, 2018 compared to last year, which was partially offset by a $38.9 million increase in rental equipment depreciation expense and an $11.9 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2018 compared to 2017.

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

Rentals Other. Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rentals other revenues gross profit increased $1.0 million to $1.1 million, as adjusted, for the year ended December 31, 2018 as compared to $0.1 million, as adjusted, for the year ended December 31, 2017.

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

Non-Segmented Other Gross Profit. Our non-segmented other gross loss was approximately $1.1 million for the year ended December 31, 2018 compared to a gross loss of $0.8 million for the same period last year, a decrease of $0.3 million, as adjusted.

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

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2019, the cash provided by our operating activities was $319.2 million. Our reported net income of $87.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, amortization of finance lease right-of-use assets, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, goodwill impairment and net gains on the sale of long-lived assets, provided positive cash flows of $375.5 million. These cash flows from operating activities were positively impacted by a $9.2 million decrease in receivables. Also, prepaid expenses and other assets decreased $0.3 million. Additionally, manufacturing flooring plans payable and deferred compensation increased $1.5 million and $0.1 million, respectfully. Partially offsetting these positive cash flows were a $19.6 million increase in inventories, a $43.4 million decrease in accounts payable and a $4.4 million decrease in accrued expenses and other liabilities.

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

Cash Flow from Investing Activities. For the year ended December 31, 2019, our cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $325.9 million. The acquisition of WRI totaled approximately $106.7 million (net of cash acquired) and purchases of rental and non-rental equipment totaled approximately $352.8 million, which were partially offset by proceeds from the sale of rental and non-rental equipment of approximately $133.6 million.

For the year ended December 31, 2018, our cash provided by our investing activities was exceeded by our cash used in our investing activities, resulting in net cash used in our investing activities of approximately $526.2 million. The acquisitions of CEC and Rental Inc. totaled approximately $196.0 million (net of cash acquired) and purchases of rental and non-rental equipment totaled approximately $451.6 million, which were partially offset by proceeds from the sale of rental and non-rental equipment of approximately $121.3 million.

Cash Flow from Financing Activities. For the year ended December 31, 2019, cash provided by our financing activities was $4.3 million. Net borrowings under our Credit Facility for the year ended December 31, 2019 were $46.1 million, which was partially offset by dividends paid totaling $39.4 million, or $1.10 per common share, treasury stock purchases totaling approximately $1.7 million, payments on finance lease obligations of $0.2 million and payments of deferred financing costs of $0.6 million.

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

For additional information regarding our senior unsecured notes, see note 9 to our consolidated financial statements.

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

At December 31, 2019, we had total borrowings under the Credit Facility of $216.9 million and we could borrow up to $525.4 million and remain in compliance with the debt covenants under the Company’s credit facility. At February 18, 2020, we had $559.4 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2019 were approximately $349.1 million, including $39.5 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2019 were $43.1 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the New Notes and the Add-on Notes, the Credit Facility and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of February 18, 2020, we had $559.4 million of available borrowings under the Credit Facility, net of a $7.7 million outstanding letter of credit.

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

Quarterly Dividend

On each of February 8, 2019, May 10, 2019, August 14, 2019 and November 12, 2019, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which were paid on March 8, 2019, June 14, 2019, September 13, 2019 and December 13, 2019, respectively, totaling approximately $39.4 million. On February 14, 2020, the Company announced a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on February 28, 2020, which is to be paid on March 13, 2020.

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

We have no off-balance sheet arrangements as described above. Further, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We have also evaluated our relationships with related parties and determined that none of the related party interests represent variable interest entities pursuant to Topic 810, Consolidation.

In the normal course of our business activities, we may lease real estate, rental equipment and non-rental equipment under operating leases. See “Contractual and Commercial Commitments” below.

Contractual and Commercial Commitments

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2019.

	Payments Due by Year
	Total	2020	2021-2022	2023-2024	Thereafter
	(Amounts in thousands)
Senior unsecured notes payable	$950,000	$—	$—	$—	$950,000
Interest payments on senior unsecured notes (1)	325,079	53,438	106,875	106,875	57,891
Credit Facility (2)	216,879	—	—	216,879	—
Interest payments on Credit Facility (1) (2)	37,340	9,141	18,282	9,917	—
Finance lease right-of-use liabilities (3)	585	270	315	—	—
Operating lease right-of-use liabilities (4)	222,915	21,697	43,180	43,246	114,792
Other long-term obligations (5)	25,201	11,658	13,543	—	—
Total contractual cash obligations	$1,777,999	$96,204	$182,195	$376,917	$1,122,683

(1)

Future interest payments are calculated based on the assumption that all debt remains outstanding until maturity. Interest on the Credit Facility assumes the interest rate in effect at December 31, 2019 and includes unused commitment fees.

(2)	As described in further detail elsewhere in this Annual Report on Form 10-K, our Credit Facility was amended on February 1, 2019.
(3)	This includes a real estate finance lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the leases.
(4)	This includes total minimum operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year, including interest.
(5)	Represents amounts due on manufacturer flooring plans payable, which are used to finance certain purchases of new equipment inventory and rental equipment.

As of December 31, 2019, we had standby letters of credit issued under our Credit Facility totaling $7.7 million that expire in May 2020. The Company expects to renew those letters of credit under similar terms upon their expiration.

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

Effective January 1, 2018, we completed the acquisition of CEC, a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations. Effective April 1, 2018, we completed the acquisition of Rental Inc., an equipment rental and distribution company with five branch locations in Alabama and Florida. Effective February 1, 2019, we completed the acquisition of WRI, an equipment rental company with six branch locations in Central Texas.

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

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon (a) the index rate plus an applicable margin of 0.25% to 0.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and (b) LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.

At December 31, 2019, we had outstanding borrowings under the Credit Facility totaling $216.9 million. A 1.0% increase in the interest rate on the Credit Facility would result in an increase of approximately $2.2 million in interest expense on an annualized basis. At February 18, 2020, we had borrowings outstanding totaling $182.8 million, with $559.4 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of December 31, 2019 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 20, 2020, expressed an unqualified opinion thereon..

Adoption of New Accounting Standard

As discussed on Notes 2 and 11 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases, and the associated amendments (Topic 842), using the modified retrospective method.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Note 2 to the consolidated financial statements, the Company has recognized goodwill of approximately $131.4 million as of December 31, 2019.  On October 1, 2019, the Company performed its annual impairment test by comparing the fair value of its reporting units to the carrying value, and recognized impairment for certain reporting units for the excess of the carrying value over the fair value. A combination of the income and the market approaches were used to estimate the fair value of the Company’s reporting units.

We identified management’s judgments used in the income approach in estimating the fair value of certain reporting units as a critical audit matter. Significant judgments are required by management to develop assumptions used in the discounted cash flow analysis including internally projected results of operations, the weighted average cost of capital (“WACC”), and the terminal value growth rate. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures, and evaluating audit evidence obtained, related to management’s assumptions, including the use of professionals with specialized skill and knowledge to assist in performing these procedures.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating the reasonableness of management’s assumptions used in the Company’s discounted cash flow analysis, including evaluating whether the internally projected results of operations were reasonable considering the historical performance of the reporting units, consistency with industry data, and consistency with evidence obtained through other areas of the audit.

•	Testing the completeness, accuracy and relevance of the underlying data used in the discounted cash flow analysis.
•

Utilizing personnel with specialized skill and knowledge in valuation to assist in evaluating the Company’s discounted cash flow analysis and certain significant assumptions, including reviewing internally projected results of operations to ensure the WACC adequately captures the conditions present in the projections, as well as comparison of growth rates and internally projected results of operations to historical measures, and those of other market participants.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Dallas, Texas

February 20, 2020

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2019	2018
	(Amounts in thousands, except share amounts)
Assets
Cash	$14,247	$16,677
Receivables, net of allowance for doubtful accounts of $5,236 and $4,094, respectively	192,204	201,556
Inventories, net of reserves for obsolescence of $331 and $368, respectively	85,478	104,598
Prepaid expenses and other assets	10,262	10,508
Rental equipment, net of accumulated depreciation of $676,376 and $582,520, respectively	1,217,673	1,141,498
Property and equipment, net of accumulated depreciation and amortization of $156,782 and $142,662, respectively	130,564	115,121
Operating lease right-of-use assets, net of accumulated amortization of $11,197	156,570	—
Finance lease right-of-use assets, net of accumulated amortization of $2,051	365	—
Deferred financing costs, net of accumulated amortization of $14,419 and $13,717, respectively	2,857	3,000
Intangible assets, net of accumulated amortization of $6,952 and $3,320, respectively	32,948	28,380
Goodwill	131,442	105,843
Total assets	$1,974,610	$1,727,181
Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$216,879	$170,761
Accounts payable	58,853	101,840
Manufacturer flooring plans payable	25,201	23,666
Accrued expenses payable and other liabilities	78,382	73,371
Dividends payable	171	132
Senior unsecured notes, net of unaccreted discount of $2,691 and $3,168 and deferred financing costs of $1,743 and $2,052, respectively	945,566	944,780
Operating lease right-of-use liabilities	159,265	—
Finance lease right-of-use liabilities	550	—
Capital leases payable	—	726
Deferred income taxes	180,126	153,113
Deferred compensation payable	2,098	1,989
Total liabilities	1,667,091	1,470,378
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 39,921,838 and 39,748,562 shares issued at December 31, 2019 and 2018, respectively, and 35,848,089 and 35,733,569 shares outstanding at December 31, 2019 and 2018, respectively	398	396
Additional paid-in capital	235,844	231,174
Treasury stock at cost, 4,073,749 and 4,014,993 shares of common stock held at December 31, 2019 and 2018, respectively	(64,783)	(63,099)
Retained earnings	136,060	88,332
Total stockholders’ equity	307,519	256,803
Total liabilities and stockholders’ equity	$1,974,610	$1,727,181

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018	2017
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$766,354	$627,181	$508,121
New equipment sales	239,091	262,948	203,301
Used equipment sales	139,349	125,125	107,329
Parts sales	123,855	120,454	114,253
Services revenues	67,941	63,488	62,873
Other	11,775	39,765	34,142
Total revenues	1,348,365	1,238,961	1,030,019
Cost of revenues:
Rental depreciation	243,780	208,453	169,455
Rental expense	105,079	89,520	77,706
Rental other	70,613	55,449	47,438
	419,472	353,422	294,599
New equipment sales	211,372	232,057	180,702
Used equipment sales	92,021	86,052	74,132
Parts sales	90,963	88,263	83,135
Services revenues	21,946	21,328	21,111
Other	13,421	19,305	16,432
Total cost of revenues	849,195	800,427	670,111
Gross profit	499,170	438,534	359,908
Selling, general and administrative expenses	311,026	278,298	232,784
Impairment of goodwill	12,184	—	—
Merger costs (net of merger breakup fee proceeds)	416	708	(5,782)
Gain from sales of property and equipment, net	4,617	7,118	5,009
Income from operations	180,161	166,646	137,915
Other income (expense):
Interest expense	(68,277)	(63,707)	(54,958)
Loss on early extinguishment of debt	—	—	(25,363)
Other, net	3,977	1,724	1,750
Total other expense, net	(64,300)	(61,983)	(78,571)
Income before provision (benefit) for income taxes	115,861	104,663	59,344
Provision (benefit) for income taxes	28,650	28,040	(50,314)
Net income	$87,211	$76,623	$109,658
Net income per common share:
Basic	$2.43	$2.15	$3.09
Diluted	$2.42	$2.13	$3.07
Weighted average common shares outstanding:
Basic	35,859	35,677	35,516
Diluted	36,033	35,903	35,699
Dividends declared per common share outstanding	$1.10	$1.10	$1.10

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Amounts in thousands, except share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 31, 2016	39,496,759	$394	$223,544	$(60,966)	$(20,207)	$142,765
Cumulative effect adjustment for previously unrecognized excess tax benefits pursuant to the adoption of ASU 2016-09	—	—	—	—	881	881
Stock-based compensation	—	—	3,526	—	—	3,526
Cash dividends on common stock ($1.10 per share)	—	—	—	—	(39,255)	(39,255)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	127,014	1	—	—	—	1
Repurchases of 37,565 shares of restricted common stock	—	—	—	(783)	—	(783)
Net income	—	—	—	—	109,658	109,658
Balances at December 31, 2017	39,623,773	395	227,070	(61,749)	51,077	216,793
Stock-based compensation	—	—	4,214	—	—	4,214
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,368)	(39,368)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	124,789	1	(110)	—	—	(109)
Repurchases of 37,805 shares of restricted common stock	—	—	—	(1,350)	—	(1,350)
Net income	—	—	—	—	76,623	76,623
Balances at December 31, 2018	39,748,562	396	231,174	(63,099)	88,332	256,803
Cumulative effect adjustment for Finance Lease pursuant to the adoption of ASC 842	—	—	—	—	(56)	(56)
Stock-based compensation	—	—	4,670	—	—	4,670
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,427)	(39,427)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	173,276	2	—	—	—	2
Repurchases of 58,756 shares of restricted common stock	—	—	—	(1,684)	—	(1,684)
Net income	—	—	—	—	87,211	87,211
Balances at December 31, 2019	39,921,838	$398	$235,844	$(64,783)	$136,060	$307,519

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018	2017
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$87,211	$76,623	$109,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,425	24,593	23,790
Depreciation of rental equipment	243,780	208,453	169,455
Amortization of intangible assets	4,132	3,320	—
Amortization of deferred financing costs	1,010	1,083	1,046
Accretion of note discount, net of premium amortization	477	477	274
Non-cash operating lease expense	11,680	—	—
Amortization of finance lease right-of-use assets	163	—	—
Provision for losses on accounts receivable	5,793	2,741	3,932
Provision for inventory obsolescence	152	122	161
Deferred income taxes	27,013	26,695	(50,535)
Stock-based compensation expense	4,670	4,214	3,526
Impairment of goodwill	12,184	—	—
Loss on early extinguishment of debt	—	—	25,363
Gain from sales of property and equipment, net	(4,617)	(7,118)	(5,009)
Gain from sales of rental equipment, net	(46,613)	(38,352)	(31,882)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	9,222	(17,761)	(40,012)
Inventories	(19,637)	(48,230)	(31,771)
Prepaid expenses and other assets	267	(965)	(1,659)
Accounts payable	(43,358)	6,994	50,349
Manufacturer flooring plans payable	1,535	1,664	(8,778)
Accrued expenses payable and other liabilities	(4,380)	2,572	8,230
Deferred compensation payable	109	86	61
Net cash provided by operating activities	319,218	247,211	226,199
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(106,746)	(196,027)	—
Purchases of property and equipment	(43,111)	(34,960)	(22,515)
Purchases of rental equipment	(309,654)	(416,600)	(234,209)
Proceeds from sales of property and equipment	6,050	9,261	7,506
Proceeds from sales of rental equipment	127,558	112,086	96,143
Net cash used in investing activities	(325,903)	(526,240)	(153,075)
Cash flows from financing activities:
Purchases of treasury stock	(1,684)	(1,350)	(783)
Borrowings on senior secured credit facility	1,457,744	1,436,849	1,193,544
Payments on senior secured credit facility	(1,411,626)	(1,266,088)	(1,356,186)
Principal payments on senior unsecured notes due 2022	—	—	(630,000)
Costs paid to tender and redeem senior unsecured notes due 2022	—	—	(23,336)
Proceeds from issuance of senior unsecured notes due 2025	—	—	958,500
Payments of deferred financing costs	(559)	(97)	(17,278)
Dividends paid	(39,388)	(39,274)	(39,172)
Payments of finance lease obligations	(232)	—	—
Payments of capital lease obligations	—	(212)	(218)
Net cash provided by financing activities	4,255	129,828	85,071
Net increase (decrease) in cash	(2,430)	(149,201)	158,195
Cash, beginning of year	16,677	165,878	7,683
Cash, end of year	$14,247	$16,677	$165,878

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018	2017
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Accrued acquisition purchase price consideration	$3,432	$3,432	$—
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$39,478	$24,341	$10,515
Purchases of property and equipment included in accrued expenses payable and other liabilities	$468	$(473)	$(23)
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$162,814	$—	$—
Finance lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$782	$—	$—
Operating lease assets obtained in exchange for new operating lease liabilities	$7,094	$—	$—
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$66,608	$62,424	$49,546
Income taxes paid (refunds received), net	$996	$2,366	$478

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Operations

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

Reclassifications and Comparability

Prior period hauling revenues and related cost of revenues have been reclassified to conform to the current periods’ presentation. The tables below (amounts in thousands) reconcile for the years ended December 31, 2018 and 2017, our Revenues, Cost of Revenues and Gross Profit as previously reported to the current period presentation in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018			2017
	As Previously Reported	Reclassification of Hauling Fees	As Currently Reported	As Previously Reported	Reclassification of Hauling Fees	As Currently Reported
Revenues:
Equipment rentals	$592,193	$34,988	$627,181	$479,016	$29,105	$508,121
New equipment sales	262,948	—	262,948	203,301	—	203,301
Used equipment sales	125,125	—	125,125	107,329	—	107,329
Parts sales	120,454	—	120,454	114,253	—	114,253
Services revenues	63,488	—	63,488	62,873	—	62,873
Other	74,753	(34,988)	39,765	63,247	(29,105)	34,142
Total revenues	1,238,961	—	1,238,961	1,030,019	—	1,030,019
Cost of revenues:
Rental depreciation	208,453	—	208,453	169,455	—	169,455
Rental expense	89,520	—	89,520	77,706	—	77,706
Rental other	—	55,449	55,449	—	47,438	47,438
	297,973	55,449	353,422	247,161	47,438	294,599
New equipment sales	232,057	—	232,057	180,702	—	180,702
Used equipment sales	86,052	—	86,052	74,132	—	74,132
Parts sales	88,263	—	88,263	83,135	—	83,135
Services revenues	21,328	—	21,328	21,111	—	21,111
Other	74,754	(55,449)	19,305	63,870	(47,438)	16,432
Total cost of revenues	800,427	—	800,427	670,111	—	670,111
Gross profit	$438,534	$—	$438,534	$359,908	$—	$359,908

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

Revenue Recognition

Under Topic 606, Revenue from Contracts with Customers, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. As described below and in note 11 to these consolidated financial statements, we adopted Topic 842, Leases, on January 1, 2019. We recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 842.

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

Nature of goods and services

The tables below summarize our revenues as presented in our consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 by revenue type and by the applicable accounting standard (amounts in thousands).

	Year Ended December 31, 2019
	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$668,087	$1,118	$669,205
Re-rent revenue	25,342	—	25,342
Ancillary and other rental revenues:
Delivery and pick-up	—	40,049	40,049
Other	31,758	—	31,758
Total ancillary rental revenues	31,758	40,049	71,807
Total equipment rental revenues	725,187	41,167	766,354
New equipment sales	—	239,091	239,091
Used equipment sales	—	139,349	139,349
Parts sales	—	123,855	123,855
Services revenues	—	67,941	67,941
Other	—	11,775	11,775
Total revenues	$725,187	$623,178	$1,348,365

	Year Ended December 31, 2018
	Topic 840(1)	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$568,412	$1,334	$569,746
Re-rent revenue	22,447	—	22,447
Ancillary and other rental revenues:
Delivery and pick-up	—	34,988	34,988
Other	—	—	—
Total ancillary rental revenues	—	34,988	34,988
Total equipment rental revenues	590,859	36,322	627,181
New equipment sales	—	262,948	262,948
Used equipment sales	—	125,125	125,125
Parts sales	—	120,454	120,454
Services revenues	—	63,488	63,488
Other	21,693	18,072	39,765
Total revenues	$612,552	$626,409	$1,238,961

	Year Ended December 31, 2017
	Topic 840(1)	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$459,571	$2,038	$461,609
Re-rent revenue	17,407	—	17,407
Ancillary and other rental revenues:
Delivery and pick-up	—	29,105	29,105
Other	—	—	—
Total ancillary rental revenues	—	29,105	29,105
Total equipment rental revenues	476,978	31,143	508,121
New equipment sales	—	203,301	203,301
Used equipment sales	—	107,329	107,329
Parts sales	—	114,253	114,253
Services revenues	—	62,873	62,873
Other	17,791	16,351	34,142
Total revenues	$494,769	$535,250	$1,030,019

(1)	Prior to our adoption of Topic 842 on January 1, 2019, leases were accounted for under Topic 840. See additional information below in Recently Adopted Accounting Pronouncements.

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

Lease revenues

Topic 842 (for the year ended December 31, 2019)

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

Other equipment rental revenue: Other equipment rental revenue is primarily comprised of (i) revenue from customers who purchase insurance to protect against potential damages or loss the equipment they rent, (ii) environmental charges associated with the rental of equipment, and (iii) fuel recovery fees charged to customers. Fuel consumption charges are recognized upon return of the rental equipment when fuel consumption by the customer, if any, can be measured. Income from environmental fees and damage waiver insurance policies are recognized when earned over the period the equipment is rented.

Topic 840 (for the years ended December 31, 2018 and 2017)

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

Parts sales: Revenues from the sales of equipment parts are recognized at the time of pick-up by the customer for parts counter sales transactions. For parts that are shipped to a customer, we made an accounting policy election permitted by Topic 606 to treat such shipping activities as fulfillment costs, which results in the fees for shipping activities being included in the parts sales transaction price.

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

Receivables and contract assets and liabilities

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 842.

We believe concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers. Our largest customer accounted for  less than two percent of total revenues for the years ended December 31, 2019, 2018 and 2017. No single customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented in this Annual Report on Form 10-K. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. We develop our estimate of this allowance based on our historical experience with specific customers, our understanding of our current economic circumstances and our own judgment as to the likelihood of ultimate payment. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. During the year, we write-off customer account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2019, 2018 and 2017 were approximately 0.5%, 0.2% and 0.4%, respectively. See Pending Accounting Pronouncements for new guidance related to expected credit losses.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the years ended December 31, 2019, 2018 or 2017 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2019, 2018 and 2017 was not material.

Payment terms

Our Topic 606 revenues do not include material amounts of variable consideration. Our payment terms are typically net 30 days, but can vary by the type and location of our customer and the products or services offered. The time between invoicing and when payment is due is not significant. Our contracts do not generally include a significant financing component. Our contracts with customers do not generally result in significant obligations associated with returns, refunds or warranties. See above for a discussion of how we manage credit risk.

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

Long-lived Assets and Goodwill

Rental Equipment

The rental equipment we purchase is stated at cost and is depreciated over the estimated useful life of the equipment using the straight-line method. The depreciation is included in rental depreciation within our consolidated statements of income. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and industrial lift trucks over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated generally over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment.

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

We capitalize interest on qualified construction projects. We additionally capitalize certain costs associated with internally developed software and cloud computing arrangements (see also Recently Adopted Accounting Pronouncements related to accounting guidance for cloud computing arrangements).

We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter, Depreciation expense on property and equipment is included in SG&A expenses on our consolidated statements of income. Generally, we assign the following estimated useful lives to these categories:

Category	Estimated Useful Life
Transportation equipment	5 years
Buildings	39 years
Office equipment	5 years
Computer equipment	3 years
Machinery and equipment	7 years

When events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our rental equipment or property and equipment during 2019, 2018 or 2017.

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

Prior to our adoption of ASU No. 2017-04, described below, Topic 350 required a two-step assessment to determine whether goodwill is impaired. The first step (“Step 1”) requires an entity to compare each reporting unit’s carrying value, including goodwill, and its fair value. If the carrying value exceeds the fair value, then the entity must perform the second step (“Step 2”), which is to compare the implied fair value of goodwill to its carrying value, and record an impairment charge for any excess of carrying value over implied fair value. An entity also has an option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. Considerable judgment is required by management in using the qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. During 2018, we performed, as of October 1, a qualitative assessment and determined that it was more likely than not that the fair value of each of our reporting units was not less than its carrying value and, therefore, did not perform the prescribed quantitative goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step, comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit. We adopted ASU 2017-04 as of October 1, 2019.

Given that we have completed three acquisitions in 2018 and 2019, resulting in a substantial increase in the amount of goodwill, we performed a Step 1 quantitative assessment of goodwill impairment as of October 1, 2019, our annual impairment testing date. For all reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach. Based on this quantitative test, we determined that our Rental Component 1, Rental Component 2, Used Equipment Sales and Parts reporting units were not impaired as their respective fair values exceeded their respective carrying values by at least 24% or more. However, the results of the quantitative test indicated that the respective fair values of the New Equipment Sales and Service Revenues reporting units were less than the carrying value of each reporting unit, resulting in a goodwill impairment totaling $12.2 million, or $10.7 million and $1.5 million for the New Equipment Sales and Service Revenues reporting units, respectively.

The New Equipment Sales reporting unit impairment was largely due to a sharp decline in our 2019 fourth quarter new equipment sales revenues as over 75% of our full-year new equipment sales decline occurred in the fourth quarter. This decline, combined with our new equipment sales revenues growth rate and operating results assumptions for the forecast period under the income approach, resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in a $10.7 million impairment charge.

The impairment of the Service Revenues reporting unit was largely due to our service revenues growth rate and operating results assumptions for the forecast period under the income approach, which resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in a $1.5 million impairment charge.

Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes, as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins and operating expenses. We also make certain forecasts about future economic conditions, such as the timing and duration of economic expansion or contraction cycles in our business, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.

The impairment charges are non-cash items and will not affect our cash flows, liquidity or borrowing capacity under the senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the senior secured credit facility.

The changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Eq. Rental Comp. 1	Eq. Rental Comp. 2	New Eq. Sales	Used Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2017	$—	$18,700	$—	$6,137	$6,360	$—	$31,197
Increases (1)	34,297	23,836	10,434	2,324	2,550	1,205	74,646
Decreases	—	—	—	—	—	—	—
Balance at December 31, 2018	34,297	42,536	10,434	8,461	8,910	1,205	105,843
Increases (2)	14,918	19,775	254	500	2,045	291	37,783
Decreases (3)	—	—	(10,688)	—	—	(1,496)	(12,184)
Balance at December 31, 2019	$49,215	$62,311	$—	$8,961	$10,955	$—	$131,442

(1)	Increases are related to goodwill recognized in the CEC and Rental Inc. 2018 acquisitions. See footnote 3 for further information
(2)	Increases are related to goodwill recognized in the WRI 2019 acquisition. See footnote 3 for further information
(3)	Decreases are related to the goodwill impairment calculated as of October 1, 2019.

Intangible assets

Our intangible assets include customer relationships, tradenames and leasehold interests that we acquired in recent acquisitions (see note 3 for further acquisition information). The customer relationships, tradenames and leasehold interests are amortized on a straight-line basis over estimated useful lives of ten, one and ten years, respectively, from the date of acquisition.

The gross carrying values, accumulated amortization and net carrying amounts of our major classes of intangible assets as of December 31, 2019 and 2018 are as follows (dollar amounts in thousands):

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$39,500	$6,729	$32,771	$31,000	$2,850	$28,150
Tradenames	200	183	17	500	450	50
Leasehold interests	200	40	160	200	20	180
Total	$39,900	$6,952	$32,948	$31,700	$3,320	$28,380

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

     Total amortization expense for the years ended December 31, 2019 and 2018 totaled $4.1 million and $3.3 million, respectively, and is included within SG&A expenses on the consolidated statements of income. There was no amortization expense for the year ended December 31, 2017. The following table presents the expected amortization expense for each of the next five years ending December 31 and thereafter for those intangible assets with remaining carrying value as of December 31, 2019 (dollar amounts in thousands):

Amortization Expense
2020	$3,987
2021	3,970
2022	3,970
2023	3,970
2024	3,970
Thereafter	13,081
$32,948

Leases

The Company as Lessee

We determine whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset for a period of time in exchange for consideration. Lease arrangements can take several forms. Some arrangements are clearly within the scope of lease accounting, such as a real estate contract that provides an explicit contractual right to use a building for a specified period of time in exchange for consideration. However, the right to use an asset can also be conveyed through arrangements that are not leases in form, such as leases embedded within service and supply contracts. We analyze all arrangements with potential embedded leases to determine if an identified asset is present, if substantive substitution rights are present, and if the arrangement provides the customer control of the asset.

Our lease portfolio is substantially comprised of operating leases related to leases of real estate and improvements at our branch locations. From time to time, we may also lease various types of small equipment and vehicles.

Operating lease right-of-use (“ROU”) assets represent our right to use an individual asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide the lessor’s implicit rate, we use our incremental borrowing rate (“IBR”) at the commencement date in determining the present value of lease payments by utilizing a fully collateralized rate for a fully amortizing loan with the same term as the lease.

Lease terms include options to extend the lease when it is reasonably certain those options will be exercised. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when such renewal options and/or termination options are reasonably certain of exercise. We do not separate lease and non-lease components of contracts. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred.

A ROU asset is subject to the same impairment guidance as assets categorized as plant, property, and equipment. As such, any impairment loss on ROU assets is presented in the same manner as an impairment loss recognized on other long-lived assets.

A lease modification is a change to the terms and conditions of a contract that change the scope or consideration of a lease. For example, a change to the terms and conditions to the contract that adds or terminates the right to use one or more underlying assets, or extends or shortens the contractual lease term, is a modification.  Depending on facts and circumstances, a lease modification may be accounted as either: (1) the original lease plus the lease of a separate asset(s) or (2) a modified lease. A lease will be remeasured if there are changes to the lease contract that do not give rise to a separate lease.

See also Recently Adopted Accounting Pronouncements below regarding our adoption of the new lease accounting guidance as of January 1, 2019. Also see note 11 related to the required lease disclosures.

The Company as Lessor

Our equipment rental business involves rental contracts with customers whereby we are the lessor in the transaction and therefore, such transactions are subject to Topic 842. We account for such rental contracts as operating leases. We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, we record unbilled rental revenues and deferred rental revenues at the end of reporting periods so rental revenues earned is appropriately stated for the periods presented.

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

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2019, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses and other liabilities” in our consolidated balance sheets, totaled $5.9 million and our health insurance reserves totaled $1.6 million. At December 31, 2018, our claims reserves related to workers compensation, general liability and automobile liability totaled $4.8 million and our health insurance reserves totaled $1.3 million.

Advertising

Advertising costs are expensed as incurred and totaled $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Income Taxes

The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The Company is a C-Corporation under the provisions of the Internal Revenue Code. We utilize the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date of that rate.

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2019 and 2018 are presented in the table below (amounts in thousands).

	December 31, 2019
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$25,201	$21,615
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 2)	945,566	995,125

	December 31, 2018
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.50% (Level 3)	$23,666	$19,870
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 2)	944,780	871,625
Capital leases payable with interest computed at 5.929% to 9.55% (Level 3)	726	330

At December 31, 2019 and 2018, the fair value of our senior unsecured notes due 2025 was based on quoted bond trading market prices for those notes. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures have been calculated based upon market quotes and present value calculations based on market rates. See also Pending Accounting Pronouncements below for new guidance related to fair value disclosures.

Fair Value Measurements on a Nonrecurring Basis

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value only when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. The results of our 2019 goodwill impairment quantitative test indicated that the respective fair values of the New Equipment Sales and Service Revenues reporting units were less than the carrying value of each reporting unit, resulting in a goodwill impairment totaling $12.2 million, or $10.7 million and $1.5 million for the New Equipment Sales and Service Revenues reporting units, respectively. See above for additional information.

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

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2019, we purchased approximately 54% from five manufacturers (Grove/Manitowoc, Genie Industries (Terex), JCB, Komatsu, and John Deere) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Income per Share

Income per common share for the years ended December 31, 2019, 2018 and 2017 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of diluted income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the years ended December 31, 2019, 2018 and 2017 were less than 1% of total outstanding shares for each of the years ended December 31, 2019, 2018 and 2017 and consequently, were immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations as presented for the years ended December 31, 2019, 2018 and 2017.

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2019	2018	2017
Basic net income per share:
Net income	$87,211	$76,623	$109,658
Weighted average number of common shares outstanding	35,859	35,677	35,516
Net income per common share — basic	$2.43	$2.15	$3.09
Diluted net income per share:
Net income	$87,211	$76,623	$109,658
Weighted average number of common shares outstanding	35,859	35,677	35,516
Effect of dilutive securities:
Effect of dilutive non-vested stock	174	226	183
Weighted average number of common shares outstanding — diluted	36,033	35,903	35,699
Net income per common share — diluted	$2.42	$2.13	$3.07
Common shares excluded from the denominator as anti-dilutive:
Non-vested stock	32	43	—

Stock-Based Compensation

We adopted our 2006 Stock-Based Incentive Compensation Plan (as amended and restated from time to time, the “Prior Stock Plan”) and over the ten years prior to June 2016, we had been granting awards under our Prior Stock Plan. The Prior Stock Plan expired pursuant to its terms in June 2016, and the Company is no longer able to grant equity awards under the Prior Stock Plan. At our annual meeting of stockholders in May 2016, our stockholders approved our 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan” and collectively with the Prior Stock Plan, the “Stock Plans”). To the extent that awards granted under the Prior Stock Plan are forfeited or otherwise terminate for any reason whatsoever without an actual distribution or issuance of shares, the plan limit will be increased by such number of shares. The Stock Plans are administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the Stock Incentive Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our Stock Incentive Plan were 1,645,414 shares of common stock as of December 31, 2019.

We account for our stock-based compensation plans at fair value on the grant date, and recognize an expense over the requisite employee service period (generally the vesting period of the grant).

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2018	445,964	$19.70
Granted	143,121	$37.10
Vested	(181,194)	$20.53
Forfeited	(28,332)	$19.61
Non-vested stock at December 31, 2018	379,559	$25.87
Granted	194,192	$30.20
Vested	(161,615)	$23.79
Forfeited	(34,396)	$22.90
Non-vested stock at December 31, 2019	377,740	$29.26

As of December 31, 2019, we had unrecognized compensation expense of approximately $6.4 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.0 years. Stock compensation expense for the years ended December 31, 2019, 2018 and 2017 was $4.7 million, $4.2 million and $3.5 million, respectively.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard. Instead, entities would need to apply other U.S. GAAP, namely Topic 842 (Leases), to account for changes in the collectability assessment for operating leases. Other than operating lease receivables, our trade receivables include receivables from equipment sales, parts and service sales. Under Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that these trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2016-13 became effective for us as of January 1, 2020. Based on our analysis of the new guidance, including the subsequent updates to Topic 326, we do not believe the adoption will have a material impact on our consolidated financial statements and related disclosures or our existing internal controls because our accounts receivable are of short duration and there is not a material difference between incurred losses and expected losses.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement - Disclosure Framework," or ASU 2018-13. ASU 2018-13 modifies the disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities were permitted to early adopt the entire standard or only the provisions that eliminate or modify the requirements. We will adopt ASU 2018-13 when effective. Based on our evaluation of ASU 2018-13, the adoption of ASU 2018-13 will not have a material impact on our consolidated financial statements and footnotes.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2020, and generally requires prospective adoption. While we continue to evaluate the new guidance of ASU 2019-12, we currently do not expect the guidance to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 of the current goodwill impairment test, which was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.  We adopted ASU 2017-04 effective October 1, 2019 on a prospective basis. Our adoption of the new guidance coincided with our annual impairment testing date, see our previous disclosures in Significant Accounting Policies related to goodwill.

Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for calendar-year public business entities in 2020, with early adoption permitted. We adopted ASU 2018-15 effective October 1, 2019 on a prospective basis. Our adoption of the new guidance did not impact our consolidated financial statements.

Leases

We adopted Topic 842 on January 1, 2019. Topic 842 is an update to Topic 840, which was the lease accounting standard in effect through December 31, 2018. Topic 842 applies to us from both a lessor and a lessee perspective, as further described below.

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

We adopted Topic 842 on January 1, 2019 using the transition method that allowed us to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As such, Topic 842 will not be applied to periods prior to January 1, 2019. Therefore, the above changes as described are not reflected in our consolidated statements of income for the years ended December 31, 2018 and 2017 in this Annual Report on Form 10-K. While the above changes resulting from our adoption of Topic 842 do not impact total consolidated revenues or total consolidated gross profit, the change does impact the comparability of our total Rental Revenues gross profit and total Other Revenues gross profit and resulting gross margins for 2019 compared to our previously reported gross profit and resulting gross margins for periods prior to January 1, 2019.

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

Topic 842 significantly expanded the disclosure requirements related to our leasing activities. Additional information and disclosures required by Topic 842 are presented in note 11 to these consolidated financial statements.

(3)	Acquisitions

2019 Acquisitions

Cobra Equipment Rentals, LLC (dba “We-Rent-It”)

Effective February 1, 2019, we completed the acquisition of We-Rent-It (“WRI”), an equipment rental company with six branches located in central Texas. The acquisition expands our presence in the surrounding market.

The aggregate consideration paid to the owners of WRI was approximately $108.5 million. The acquisition and related fees and expenses were funded from borrowings under our Credit Facility (defined below). The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. The amounts presented below should not significantly change upon settlement of the final closing statement in the first quarter of 2020.

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

Total Rental Inc. acquisition costs were $0.3 million. Since our acquisition of Rental Inc. on April 1, 2018, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired Rental Inc. locations, and it is impractical to reasonably estimate the amount of Rental Inc. revenues and earnings since the acquisition date.

Pro forma financial information

We completed the CEC acquisition effective January 1, 2018. Therefore, the operating results of CEC are included in our reported condensed consolidated statements of income for the full year ended December 31, 2018. We completed the Rental Inc. acquisition effective April 1, 2018. Therefore, our reported consolidated statements of income for the year ended December 31, 2018 do not include Rental Inc. for the period from January 1, 2018 through March 31, 2018.  We completed the WRI acquisition on February 1, 2019. Therefore, our reported condensed consolidated statements for the year ended December 31, 2019 do not include WRI for the month of January 2019.

Pursuant to Topic 805, Business Combinations, pro forma disclosures should be repeated whenever the year or interim period of the acquisition is presented. The pro forma information below gives effect to the CEC and Rental Inc. acquisitions as if they had been completed on January 1, 2017 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisitions. The unaudited tables below present unaudited pro forma consolidated statements of income information for the year December 31, 2017 as if CEC and Rental Inc. were included in our consolidated results for the entire period presented.

	(amounts in thousands)
	Year Ended December 31, 2017
	H&E(1)	CEC	Rental Inc.	Total
Total revenues	$1,030,019	$36,790	$34,942	$1,101,751
Pretax income	59,344	3,043	7,267	69,654
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(3,575)	(2,794)	(6,369)
Intangible asset amortization (3)	—	(2,420)	(1,200)	(3,620)
Interest expense (4)	—	—	(1,609)	(1,609)
Elimination of merger related costs	788	4,497	—	5,285
Elimination of historic interest expense (5)	—	1,966	382	2,348
Pro forma pretax income	60,132	3,511	2,046	65,689
Income tax expense	(50,511)	(2,949)	(1,719)	(55,179)
Net income	$110,643	$6,460	$3,765	$120,868
Net income per share – basic (6)	$3.12	$0.18	$0.11	$3.40
Net income per share – diluted (6)	$3.10	$0.18	$0.11	$3.39

(1)	Amounts presented above for “H&E” are derived from the Company’s consolidated statement of income in this Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisitions.

(3)	Represents the amortization of the intangible assets acquired in the acquisitions.

(4)	A portion of the consideration paid for Rental Inc. was funded with borrowings from our Credit Facility. Interest expense was adjusted to reflect the additional debt resulting from such acquisition.

(5)	Represents the elimination of historic debt of CEC and Rental Inc. that is not part of the combined entity.

(6)	Because of the method used in calculating per share data, the summation of entities may not necessarily total to the per share data computed for the total company due to rounding.

The pro forma information below gives effect to the Rental Inc. and WRI acquisitions as if they had been completed on January 1, 2018 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisitions. The unaudited tables below present unaudited pro forma consolidated statements of income information for the year December 31, 2018 as if Rental Inc. and WRI were included in our consolidated results for the entire period presented.

	(amounts in thousands, except per share data)
	Year Ended December 31, 2018
	H&E(1)	Rental Inc.(7)	We-Rent-It	Total
Total revenues	$1,238,961	$7,408	$36,002	$1,282,371
Pretax income	104,663	1,020	6,892	112,575
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(749)	(4,452)	(5,201)
Intangible asset amortization (3)	—	(300)	(1,050)	(1,350)
Interest expense (4)	—	(480)	(5,664)	(6,144)
Elimination of historic interest expense (5)	—	82	517	599
Pro forma pretax income (loss)	104,663	(427)	(3,757)	100,479
Income tax expense (benefit)	28,040	(114)	(973)	26,953
Net income (loss)	$76,623	$(313)	$(2,784)	$73,526
Net income (loss) per share – basic (6)	$2.15	$(0.01)	$(0.08)	$2.05
Net income (loss) per share – diluted (6)	$2.13	$(0.01)	$(0.08)	$2.04

(1)

Amounts presented above for “H&E” are derived from the Company’s consolidated statement of income in this Annual Report on Form 10-K for the year ended December 31, 2018 and includes actual results for CEC for the full twelve months ended December 31, 2018 and actual results for Rental Inc. for the period April 1, 2018 through December 31, 2018.

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisitions.

(3)	Represents the amortization of the intangible assets acquired in the acquisitions.

(4)	Interest expense was adjusted to reflect the additional debt resulting from the acquisition.

(5)	Represents the elimination of historic debt of Rental Inc. and WRI that is not part of the combined entity.

(6)	Because of the method used in calculating per share data, the summation of entities may not necessarily total to the per share data computed for the total company due to rounding.

(7)	Represents Rental Inc. pro forma operating results for the three month period ended March 31, 2018. We completed the Rental Inc. acquisition effective April 1, 2018.

(4)	Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2019	2018
Trade receivables	$186,472	$194,601
Unbilled rental revenue	9,529	8,833
Income tax receivables	1,405	2,181
Other	34	35
	197,440	205,650
Less allowance for doubtful accounts	(5,236)	(4,094)
Total receivables, net	$192,204	$201,556

(5)	Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2019	2018
New equipment	$65,549	$84,603
Used equipment	1,993	1,980
Parts, supplies and other	17,936	18,015
Total inventories, net	$85,478	$104,598

The above amounts are presented net of reserves for inventory obsolescence at December 31, 2019 and 2018 totaling approximately $0.3 million and $0.4 million, respectively.

(6)	Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2019	2018
Land	$7,597	$7,597
Transportation equipment	130,099	106,011
Building and leasehold improvements	69,031	63,060
Office and computer equipment	53,597	51,758
Machinery and equipment	18,732	17,811
Property under capital leases	—	2,417
Construction in progress	8,290	9,129
	287,346	257,783
Less accumulated depreciation and amortization	(156,782)	(142,662)
Total net property and equipment	$130,564	$115,121

Total depreciation and amortization on property and equipment was $28.4 million, $24.6 million and $23.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(7)	Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged from 0% to the prime rate (4.75% at December 31, 2019) plus an applicable margin at December 31, 2019. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2019 for the following years ending December 31 until paid are as follows (amounts in thousands):

2020	$11,658
2021	13,369
2022	174
Total	$25,201

(8)	Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2019	2018
Payroll and related liabilities	$30,903	$24,864
Sales, use and property taxes	11,042	10,069
Accrued interest	18,804	18,771
Accrued insurance	5,837	4,328
Deferred revenue	4,038	5,973
Other	7,758	9,366
Total accrued expenses payable and other liabilities	$78,382	$73,371

(9)	Senior Unsecured Notes

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness, assume a guarantee or issue preferred stock; (ii) pay dividends or make other equity distributions or payments to or affecting our subsidiaries; (iii) purchase or redeem our capital stock; (iv) make certain investments; (v) create liens; (vi) sell or dispose of assets or engage in mergers or consolidations; (vii) engage in certain transactions with subsidiaries or affiliates; (viii) enter into sale-leaseback transactions; and (ix) engage in certain business activities. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2019, we were in compliance with these covenants.

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

The following table reconciles our Senior Unsecured Notes to our Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2017	$944,088
Accretion of discount through December 31, 2018	1,539
Amortization of note premium through December 31, 2018	(1,062)
Additional deferred financing costs on New Notes	(97)
Amortization of deferred financing costs through December 31, 2018	312
Balance at December 31, 2018	$944,780
Accretion of discount through December 31, 2019	1,539
Amortization of note premium through December 31, 2019	(1,062)
Additional deferred financing costs on New Notes	—
Amortization of deferred financing costs through December 31, 2019	309
Balance at December 31, 2019	$945,566

(10)	Senior Secured Credit Facility

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

At December 31, 2019, we had $216.9 million in borrowings outstanding under the Credit Facility and could borrow up to $525.4 million and remain in compliance with the debt covenants under the Company’s credit facility. At February 18, 2020, we had $559.4 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

(11)	Leases

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

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our IBR to discount the lease payments based on information available at lease commencement. Our IBR represents a fully collateralized rate for a fully amortizing loan with the same term as the lease.

At December 31, 2019, as disclosed in our consolidated balance sheet, we had net operating lease right-of-use assets of $156.6 million and net finance lease right-of-use assets of $0.4 million. Our operating lease liabilities at December 31, 2019 were $159.3 million and finance lease liabilities were $0.6 million. The weighted average remaining lease term for operating leases was approximately 10.4 years and the weighted average remaining lease term for finance leases was approximately 2.3 years. The weighted average discount rate for operating and finance leases was approximately 6.8% and 5.9%, respectively.

The table below presents certain information related to lease costs, under Topic 842, for our operating and finance leases for the years ended December 31, (in thousands).

	Classification	Year Ended December 31, 2019
Operating lease cost	SG&A expenses	$22,293
Finance lease costs
Amortization of leased assets	SG&A expenses	162
Interest on lease liabilities	Interest expense	39
Variable lease cost	SG&A expenses	523
Sublease income	Other income	(567)
Total lease cost		$22,450

Under Topic 840, rent expense under non-cancelable operating lease agreements for the years ended December 31, 2018 and 2017 amounted to approximately $23.1 million and $20.1 million, respectively.

The table below presents supplemental cash flow information related to leases for the year ended December 31, 2019 (in thousands).

Year Ended December 31, 2019
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows for operating leases	$21,720
Operating cash flows for finance leases	39
Finance cash flows for finance leases	232

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on our consolidated balance sheet as of December 31, 2019 (in thousands).

	Operating Leases	Finance Leases
2020	$21,697	$270
2021	21,672	270
2022	21,508	45
2023	21,506	—
2024	21,740	—
Thereafter	114,792	—
Total minimum lease payments	222,915	585
Less: amount of lease payments representing interest	(63,650)	(35)
Present value of future minimum lease payments	$159,265	$550

Under Topic 840, future minimum operating lease payments existing at December 31, 2018 for the years ending December 31, 2019, 2020, 2021, 2022, 2023 and thereafter are $21.8 million, $21.9 million, $21.2 million, $19.9 million, $17.1 million and $86.4 million, respectively. Under Topic 840, future minimum capital lease payments existing at December 31, 2018 for the years ending December 31, 2019, 2020, 2021, and interest are $0.3 million, $0.3 million, $0.3 million, and $0.1 million, respectively.

(12)	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other changes, the Act reduced the corporate federal income tax rate from 35% to 21%.  As a result of the rate change, in 2017 we recorded a one-time decrease in income tax expense of $66.9 million from the re-measurement of our deferred tax assets and liabilities which is reflected in the tables below. Our accounting for the income tax effects of the Act is complete and there were no changes made to the enactment-date accounting during 2018 and 2019.

Our income tax provision (benefit) for the years ended December 31, 2019, 2018 and 2017, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2019:
U.S. Federal	$(761)	$25,134	$24,373
State	2,398	1,879	4,277
	$1,637	$27,013	$28,650
Year ended December 31, 2018:
U.S. Federal	$(1,523)	$23,127	$21,604
State	2,868	3,568	6,436
	$1,345	$26,695	$28,040
Year ended December 31, 2017:
U.S. Federal	$—	$(54,241)	$(54,241)
State	221	3,706	3,927
	$221	$(50,535)	$(50,314)

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2019	2018
Deferred tax assets:
Accounts receivable	$1,283	$1,010
Inventories	83	93
Net operating losses	101,212	86,859
AMT and tax credits	1,334	2,110
Sec 263A costs	608	752
Accrued liabilities	2,970	2,869
Deferred compensation	1,499	1,561
Accrued interest	410	387
Stock-based compensation	247	146
Goodwill and intangible assets	711	346
Other assets	597	415
	110,954	96,548
Valuation allowance	—	(609)
	110,954	95,939
Deferred tax liabilities:
Property and equipment	(287,654)	(245,198)
Investments	(1,072)	(1,076)
Goodwill and intangible assets	(2,354)	(2,778)
	(291,080)	(249,052)
Net deferred tax liabilities	$(180,126)	$(153,113)

The reconciliation between income taxes computed using the statutory federal income tax rate (21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017) to the actual income tax expense (benefit) is below (amounts in thousands):

	2019	2018	2017
Computed tax at statutory rates	$24,331	$21,979	$20,770
Permanent items - other	1,065	1,021	911
Permanent items - excess of tax deductible goodwill	—	—	(2,130)
State income tax, net of federal tax effect	6,944	5,246	2,563
Change in valuation allowance	(609)	(123)	397
Change in uncertain tax positions	—	(83)	(5,960)
Other - change in deferred state rate	(3,081)	—	—
Impact of the Act federal rate change	—	—	(66,865)
	$28,650	$28,040	$(50,314)

At December 31, 2019, we had available federal net operating loss carry forwards of approximately $86.2 million, which expire in varying amounts from 2030 through 2036 and $366.9 million, which does not expire. We also had federal alternative minimum tax credit carry forwards at December 31, 2019 of approximately $1.5 million which do not expire and $0.4 million general business credit carry forwards that expire in varying amounts from 2026 and 2037, and state income tax credits of $0.2 million that expire in varying amounts beginning in 2022. In accordance with changes made by the Act, our AMT credit became refundable between 2018 and 2022; therefore, we have reclassified $0.8 million from deferred income taxes to income tax receivable during the year ended December 31, 2019. The federal and state net operating loss carryforwards in the income tax returns filed included unrecognized tax benefits taken in prior years. These net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

Management has concluded that it is more likely than not that the deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce those deferred tax assets as of December 31, 2019. For the year ended December 31, 2019, we decreased our valuation allowance by $0.6 million for certain state net operating losses that are expected to be fully realized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2019	2018
Gross unrecognized tax benefits at January 1	$—	$106
Increases in tax positions taken in prior years	—	—
Decreases in tax positions taken in prior years	—	(106)
Lapse in statute of limitations	—	—
Gross unrecognized tax benefits at December 31	$—	$—

As of December 31, 2019 and 2018, we have no reserves established for the gross amount of unrecognized tax benefits.   We do not expect a material change in unrecognized tax benefits related to federal and state exposures will occur within the next twelve months.

Our U.S. federal tax returns for 2016 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2013 and subsequent years.

(13)	Commitments and Contingencies

Legal Matters

As further discussed in Note 2 to these consolidated financial statements, we are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, or self-insurance. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. As of February 20, 2020, we are aware of a contingent liability related to an automobile liability claim for which we have determined that an unfavorable outcome is probable. Based on the information currently available to us, we cannot predict the timing of the claim’s ultimate resolution or reasonably estimate the amount or a range of potential losses that will arise from the claim. The ultimate loss on the insured claim could be material. Pursuant to ASC 450, Contingencies, and other relevant guidance, when the contingency become both probable and estimable, our consolidated balance sheets will reflect a liability for the total amount of estimated claim and an asset for the portion of the claim recoverable through insurance. This gross-up presentation could be material to our consolidated balance sheets. Our loss exposure, however, is limited to our insurance policy deductible, which is immaterial to our consolidated statements of income.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Letters of Credit

The Company had outstanding letters of credit issued under its Credit Facility totaling $7.7 million as of December 31, 2019 and 2018, respectively. The letters of credit expire in May 2020 and are expected to be renewed for similar one-year terms.

(14)	Employee Benefit Plan

We offer substantially all of our employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2019, 2018 and 2017, we contributed to the plan, net of employee forfeitures, $5.5 million, $2.5 million and $2.2 million, respectively.

(15)	Deferred Compensation Plans

In 2001, we assumed, in a business combination, nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2019, we have obligations remaining under one deferred compensation plan. All other plans have terminated pursuant to the provisions of each respective plan. The remaining plan accumulates interest each year at a bank’s prime rate in effect at the beginning of January of each year. This rate remains constant throughout the year. The effective rate for the 2019 calendar plan year was 5.50%. The aggregate deferred compensation payable at

December 31, 2019 and December 31, 2018 was approximately $2.1 million and $2.0 million, respectively. Included in these amounts at December 31, 2019 and 2018 was accrued interest of $1.6 million and $1.5 million, respectively.

(16)	Related Party Transactions

Mr. John M. Engquist, who served as the Company’s Executive Chairman of the Board for the year ended December 31, 2019 and the Company’s Chief Executive Officer for the years ended December 31, 2018 and 2017, has a 48.0% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm.   Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.9 million, $0.8 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2019, 2018 and 2017, our purchases totaled $0.3 million, $0.1 million and $0.4 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.1 million, $0.1 million and $0.1 million, respectively.

(17)	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2019 and 2018 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Total revenues	$313,638	$333,597	$352,997	$348,133
Income from operations(1)	35,675	47,673	55,503	41,310
Income before provision for income taxes(1)	19,352	30,895	38,760	26,854
Net income(1)	14,243	22,614	28,431	21,923
Basic net income per common share(2)	$0.40	$0.63	$0.79	$0.61
Diluted net income per common share(2)	$0.40	$0.63	$0.79	$0.61

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018:
Total revenues	$260,482	$310,364	$322,141	$345,974
Income from operations	27,326	43,103	45,318	50,899
Income before provision for income taxes	13,068	27,869	28,971	34,755
Net income	9,478	20,771	21,314	25,060
Basic net income per common share(2)	$0.27	$0.58	$0.60	$0.70
Diluted net income per common share(2)	$0.26	$0.58	$0.59	$0.70

(1)

During the quarter ended December 31, 2019, we recorded non-cash impairment charge totaling approximately $12.2 million, or $9.9 million after-tax, related to the impairment of goodwill. See note 2 to the consolidated financial statements for additional information.

(2)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year due to rounding.

(18)	Segment Information

We have identified five reportable segments: equipment rentals, new equipment sales, used equipment sales, parts sales and service revenues. These segments are based upon revenue streams and how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to our reportable segments.

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Segment Revenues:
Equipment rentals	$766,354	$627,181	$508,121
New equipment sales	239,091	262,948	203,301
Used equipment sales	139,349	125,125	107,329
Parts sales	123,855	120,454	114,253
Services revenues	67,941	63,488	62,873
Total segmented revenues	1,336,590	1,199,196	995,877
Non-Segmented revenues	11,775	39,765	34,142
Total revenues	$1,348,365	$1,238,961	$1,030,019
Segment Gross Profit:
Equipment rentals	$346,882	$273,759	$213,522
New equipment sales	27,719	30,891	22,599
Used equipment sales	47,328	39,073	33,197
Parts sales	32,892	32,191	31,118
Services revenues	45,995	42,160	41,762
Total gross profit from segmented revenues	500,816	418,074	342,198
Non-Segmented gross profit (loss)	(1,646)	20,460	17,710
Total gross profit	$499,170	$438,534	$359,908

	December 31,
	2019	2018
Segment identified assets:
Equipment sales	$67,542	$86,583
Equipment rentals	1,217,673	1,141,498
Parts and service	17,936	18,015
Total segment identified assets	1,303,151	1,246,096
Non-Segmented identified assets	671,459	481,085
Total assets	$1,974,610	$1,727,181

The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2019, 2018 and 2017 were 0.2%, 0.1% and 0.4%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$14,247	$—	$—	$14,247
Receivables, net	164,260	27,944	—	192,204
Inventories, net	81,945	3,533	—	85,478
Prepaid expenses and other assets	10,129	133	—	10,262
Rental equipment, net	1,062,154	155,519	—	1,217,673
Property and equipment, net	111,429	19,135	—	130,564
Operating lease right-of-use assets, net	137,625	18,945	—	156,570
Finance lease right-of-use assets, net	—	365	—	365
Deferred financing costs, net	2,857	—	—	2,857
Investment in guarantor subsidiaries	235,749	—	(235,749)	—
Intangible assets, net	32,948	—	—	32,948
Goodwill	101,916	29,526	—	131,442
Total assets	$1,955,259	$255,100	$(235,749)	$1,974,610
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	216,879	$—	$—	$216,879
Accounts payable	56,225	2,628	—	58,853
Manufacturer flooring plans payable	25,201	—	—	25,201
Accrued expenses payable and other liabilities	81,646	(3,264)	—	78,382
Dividends payable	231	(60)	—	171
Senior unsecured notes, net	945,566	—	—	945,566
Operating lease right-of-use liabilities	139,768	19,497	—	159,265
Finance lease right-of-use liabilities	—	550	—	550
Deferred income taxes	180,126	—	—	180,126
Deferred compensation payable	2,098	—	—	2,098
Total liabilities	1,647,740	19,351	—	1,667,091
Stockholders’ equity	307,519	235,749	(235,749)	307,519
Total liabilities and stockholders’ equity	$1,955,259	$255,100	$(235,749)	$1,974,610

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$16,677	$—	$—	$16,677
Receivables, net	166,393	35,163	—	201,556
Inventories, net	94,483	10,115	—	104,598
Prepaid expenses and other assets	10,382	126	—	10,508
Rental equipment, net	983,281	158,217	—	1,141,498
Property and equipment, net	98,251	16,870	—	115,121
Deferred financing costs, net	3,000	—	—	3,000
Investment in guarantor subsidiaries	246,309	—	(246,309)	—
Intangible assets, net	28,380	—	—	28,380
Goodwill	76,317	29,526	—	105,843
Total assets	$1,723,473	$250,017	$(246,309)	$1,727,181
Liabilities and Stockholders’ Equity:
Amount due on senior secured credit facility	$170,761	$—	$—	$170,761
Accounts payable	95,866	5,974	—	101,840
Manufacturer flooring plans payable	23,178	488	—	23,666
Accrued expenses payable and other liabilities	76,798	(3,427)	—	73,371
Dividends payable	185	(53)	—	132
Senior unsecured notes, net	944,780	—	—	944,780
Capital leases payable	—	726	—	726
Deferred income taxes	153,113	—	—	153,113
Deferred compensation payable	1,989	—	—	1,989
Total liabilities	1,466,670	3,708	—	1,470,378
Stockholders’ equity	256,803	246,309	(246,309)	256,803
Total liabilities and stockholders’ equity	$1,723,473	$250,017	$(246,309)	$1,727,181

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$662,578	$103,776	$—	$766,354
New equipment sales	213,877	25,214	—	239,091
Used equipment sales	118,504	20,845	—	139,349
Parts sales	107,160	16,695	—	123,855
Services revenues	57,835	10,106	—	67,941
Other	9,854	1,921	—	11,775
Total revenues	1,169,808	178,557	—	1,348,365
Cost of revenues:
Rental depreciation	211,252	32,528	—	243,780
Rental expense	90,485	14,594	—	105,079
Rental other	59,543	11,070	—	70,613
	361,280	58,192	—	419,472
New equipment sales	189,045	22,327	—	211,372
Used equipment sales	78,703	13,318	—	92,021
Parts sales	79,196	11,767	—	90,963
Services revenues	18,870	3,076	—	21,946
Other	11,807	1,614	—	13,421
Total cost of revenues	738,901	110,294	—	849,195
Gross profit (loss):
Equipment rentals	301,298	45,584	—	346,882
New equipment sales	24,832	2,887	—	27,719
Used equipment sales	39,801	7,527	—	47,328
Parts sales	27,964	4,928	—	32,892
Services revenues	38,965	7,030	—	45,995
Other	(1,953)	307	—	(1,646)
Gross profit	430,907	68,263	—	499,170
Selling, general and administrative expenses	270,533	40,493	—	311,026
Impairment of goodwill	12,184	—	—	12,184
Equity in earnings of guarantor subsidiaries	15,441	—	(15,441)	—
Merger costs	416	—	—	416
Gain from sales of property and equipment, net	3,957	660	—	4,617
Income from operations	167,172	28,430	(15,441)	180,161
Other income (expense):
Interest expense	(55,056)	(13,221)	—	(68,277)
Other, net	3,745	232	—	3,977
Total other expense, net	(51,311)	(12,989)	—	(64,300)
Income before provision for income taxes	115,861	15,441	(15,441)	115,861
Provision for income taxes	28,650	—	—	28,650
Net income	$87,211	$15,441	$(15,441)	$87,211

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$535,551	$91,630	$—	$627,181
New equipment sales	207,564	55,384	—	262,948
Used equipment sales	102,005	23,120	—	125,125
Parts sales	103,586	16,868	—	120,454
Services revenues	53,534	9,954	—	63,488
Other	33,702	6,063	—	39,765
Total revenues	1,035,942	203,019	—	1,238,961
Cost of revenues:
Rental depreciation	178,371	30,082	—	208,453
Rental expense	76,487	13,033	—	89,520
Rental other	46,039	9,410	—	55,449
	300,897	52,525	—	353,422
New equipment sales	183,164	48,893	—	232,057
Used equipment sales	69,960	16,092	—	86,052
Parts sales	76,425	11,838	—	88,263
Services revenues	18,100	3,228	—	21,328
Other	16,706	2,599	—	19,305
Total cost of revenues	665,252	135,175	—	800,427
Gross profit (loss):
Equipment rentals	234,654	39,105	—	273,759
New equipment sales	24,400	6,491	—	30,891
Used equipment sales	32,045	7,028	—	39,073
Parts sales	27,161	5,030	—	32,191
Services revenues	35,434	6,726	—	42,160
Other	16,996	3,464	—	20,460
Gross profit	370,690	67,844	—	438,534
Selling, general and administrative expenses	232,892	45,406	—	278,298
Equity in earnings of guarantor subsidiaries	13,247	—	(13,247)	—
Merger costs	708	—	—	708
Gain from sales of property and equipment, net	6,475	643	—	7,118
Income from operations	156,812	23,081	(13,247)	166,646
Other income (expense):
Interest expense	(53,681)	(10,026)	—	(63,707)
Other, net	1,532	192	—	1,724
Total other expense, net	(52,149)	(9,834)	—	(61,983)
Income before provision for income taxes	104,663	13,247	(13,247)	104,663
Provision for income taxes	28,040	—	—	28,040
Net income	$76,623	$13,247	$(13,247)	$76,623

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$418,769	$89,352	$—	$508,121
New equipment sales	166,730	36,571	—	203,301
Used equipment sales	84,741	22,588	—	107,329
Parts sales	97,852	16,401	—	114,253
Services revenues	52,807	10,066	—	62,873
Other	28,133	6,009	—	34,142
Total revenues	849,032	180,987	—	1,030,019
Cost of revenues:
Rental depreciation	140,489	28,966	—	169,455
Rental expense	64,598	13,108	—	77,706
Rental other	38,228	9,210	—	47,438
	243,315	51,284	—	294,599
New equipment sales	148,163	32,539	—	180,702
Used equipment sales	59,481	14,651	—	74,132
Parts sales	71,603	11,532	—	83,135
Services revenues	17,851	3,260	—	21,111
Other	13,840	2,592	—	16,432
Total cost of revenues	554,253	115,858	—	670,111
Gross profit (loss):
Equipment rentals	175,454	38,068	—	213,522
New equipment sales	18,567	4,032	—	22,599
Used equipment sales	25,260	7,937	—	33,197
Parts sales	26,249	4,869	—	31,118
Services revenues	34,956	6,806	—	41,762
Other	14,293	3,417	—	17,710
Gross profit	294,779	65,129	—	359,908
Selling, general and administrative expenses	190,392	42,392	—	232,784
Equity in earnings of guarantor subsidiaries	16,136	—	(16,136)	—
Merger breakup fees, net of merger costs	(5,782)	—	—	(5,782)
Gain from sales of property and equipment, net	2,435	2,574	—	5,009
Income from operations	128,740	25,311	(16,136)	137,915
Other income (expense):
Interest expense	(45,480)	(9,478)	—	(54,958)
Loss on early extinguishment of debt	(25,363)	—	—	(25,363)
Other, net	1,447	303	—	1,750
Total other expense, net	(69,396)	(9,175)	—	(78,571)
Income before benefit for income taxes	59,344	16,136	(16,136)	59,344
Benefit for income taxes	(50,314)	—	—	(50,314)
Net income	$109,658	$16,136	$(16,136)	$109,658

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$87,211	$15,441	$(15,441)	$87,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	25,058	3,367	—	28,425
Depreciation on rental equipment	211,252	32,528	—	243,780
Amortization of intangible assets	4,132	—	—	4,132
Amortization of deferred financing costs	1,010	—	—	1,010
Accretion of note discount, net of premium amortization	477	—	—	477
Non-cash operating lease expense	10,306	1,374	—	11,680
Amortization of finance lease right-of-use assets	—	163	—	163
Provision for losses on accounts receivable	5,382	411	—	5,793
Provision for inventory obsolescence	152	—	—	152
Deferred income taxes	27,013	—	—	27,013
Impairment of goodwill	12,184	—	—	12,184
Stock-based compensation expense	4,670	—	—	4,670
Gain from sales of property and equipment, net	(3,957)	(660)	—	(4,617)
Gain from sales of rental equipment, net	(39,102)	(7,511)	—	(46,613)
Equity in earnings of guarantor subsidiaries	(15,441)	—	15,441	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	2,414	6,808	—	9,222
Inventories	(21,121)	1,484	—	(19,637)
Prepaid expenses and other assets	274	(7)	—	267
Accounts payable	(40,012)	(3,346)	—	(43,358)
Manufacturer flooring plans payable	2,023	(488)	—	1,535
Accrued expenses payable and other liabilities	(3,597)	(783)	—	(4,380)
Deferred compensation payable	109	—	—	109
Net cash provided by operating activities	270,437	48,781	—	319,218
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(106,746)	—	—	(106,746)
Purchases of property and equipment	(36,824)	(6,287)	—	(43,111)
Purchases of rental equipment	(272,015)	(37,639)	—	(309,654)
Proceeds from sales of property and equipment	5,276	774	—	6,050
Proceeds from sales of rental equipment	107,127	20,431	—	127,558
Investment in subsidiaries	26,001	—	(26,001)	—
Net cash used in investing activities	(277,181)	(22,721)	(26,001)	(325,903)
Cash flows from financing activities:
Purchases of treasury stock	(1,684)	—	—	(1,684)
Borrowings on senior secured credit facility	1,457,744	—	—	1,457,744
Payments on senior secured credit facility	(1,411,626)	—	—	(1,411,626)
Dividends paid	(39,381)	(7)	—	(39,388)
Payments of deferred financing costs	(559)	—	—	(559)
Payments of finance lease obligations	(56)	(176)	—	(232)
Capital contributions	—	(26,001)	26,001	—
Net cash provided by (used in) financing activities	4,438	(26,184)	26,001	4,255
Net decrease in cash	(2,306)	(124)	—	(2,430)
Cash, beginning of year	16,677	—	—	16,677
Cash, end of year	$14,371	$(124)	$—	$14,247

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2018
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$76,623	$13,247	$(13,247)	$76,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	21,570	3,023	—	24,593
Depreciation on rental equipment	178,371	30,082	—	208,453
Amortization of intangible assets	3,320	—	—	3,320
Amortization of deferred financing costs	1,083	—	—	1,083
Accretion of note discount, net of premium amortization	477	—	—	477
Provision for losses on accounts receivable	2,065	676	—	2,741
Provision for inventory obsolescence	122	—	—	122
Deferred income taxes	26,695	—	—	26,695
Stock-based compensation expense	4,214	—	—	4,214
Gain from sales of property and equipment, net	(6,475)	(643)	—	(7,118)
Gain from sales of rental equipment, net	(31,595)	(6,757)	—	(38,352)
Equity in earnings of guarantor subsidiaries	(13,247)	—	13,247	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(19,346)	1,585	—	(17,761)
Inventories	(45,349)	(2,881)	—	(48,230)
Prepaid expenses and other assets	(981)	16	—	(965)
Accounts payable	11,990	(4,996)	—	6,994
Manufacturer flooring plans payable	2,878	(1,214)	—	1,664
Accrued expenses payable and other liabilities	4,176	(1,604)	—	2,572
Deferred compensation payable	86	—	—	86
Net cash provided by operating activities	216,677	30,534	—	247,211
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(196,027)	—	—	(196,027)
Purchases of property and equipment	(26,903)	(8,057)	—	(34,960)
Purchases of rental equipment	(362,780)	(53,820)	—	(416,600)
Proceeds from sales of property and equipment	8,617	644	—	9,261
Proceeds from sales of rental equipment	92,014	20,072	—	112,086
Investment in subsidiaries	(10,845)	—	10,845	—
Net cash used in investing activities	(495,924)	(41,161)	10,845	(526,240)
Cash flows from financing activities:
Purchases of treasury stock	(1,350)	—	—	(1,350)
Borrowings on senior secured credit facility	1,436,849	—	—	1,436,849
Payments on senior secured credit facility	(1,266,088)	—	—	(1,266,088)
Dividends paid	(39,268)	(6)	—	(39,274)
Payments of deferred financing costs	(97)	—	—	(97)
Payments of capital lease obligations	—	(212)	—	(212)
Capital contributions	—	10,845	(10,845)	—
Net cash provided by financing activities	130,046	10,627	(10,845)	129,828
Net decrease in cash	(149,201)	—	—	(149,201)
Cash, beginning of year	165,878	—	—	165,878
Cash, end of year	$16,677	$—	$—	$16,677

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$109,658	$16,136	$(16,136)	$109,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	20,742	3,048	—	23,790
Depreciation on rental equipment	140,489	28,966	—	169,455
Amortization of deferred financing costs	1,046	—	—	1,046
Accretion of note discount, net of premium amortization	274	—	—	274
Provision for losses on accounts receivable	3,148	784	—	3,932
Provision for inventory obsolescence	161	—	—	161
Deferred income taxes	(50,535)	—	—	(50,535)
Stock-based compensation expense	3,526	—	—	3,526
Loss on early extinguishment of debt	25,363	—	—	25,363
Gain from sales of property and equipment, net	(2,435)	(2,574)	—	(5,009)
Gain from sales of rental equipment, net	(24,063)	(7,819)	—	(31,882)
Equity in earnings of guarantor subsidiaries	(16,136)	—	16,136	—
Changes in operating assets and liabilities:
Receivables	(29,083)	(10,929)	—	(40,012)
Inventories	(23,221)	(8,550)	—	(31,771)
Prepaid expenses and other assets	(1,687)	28	—	(1,659)
Accounts payable	42,623	7,726	—	50,349
Manufacturer flooring plans payable	(10,599)	1,821	—	(8,778)
Accrued expenses payable and other liabilities	8,660	(430)	—	8,230
Deferred compensation payable	61	—	—	61
Net cash provided by operating activities	197,992	28,207	—	226,199
Cash flows from investing activities:
Purchases of property and equipment	(17,852)	(4,663)	—	(22,515)
Purchases of rental equipment	(198,988)	(35,221)	—	(234,209)
Proceeds from sales of property and equipment	3,528	3,978	—	7,506
Proceeds from sales of rental equipment	74,090	22,053	—	96,143
Investment in subsidiaries	14,128	—	(14,128)	—
Net cash used in investing activities	(125,094)	(13,853)	(14,128)	(153,075)
Cash flows from financing activities:
Purchases of treasury stock	(783)	—	—	(783)
Borrowings on senior secured credit facility	1,193,544	—	—	1,193,544
Payments on senior secured credit facility	(1,356,186)	—	—	(1,356,186)
Dividends paid	(39,164)	(8)	—	(39,172)
Principal payments on senior unsecured notes due 2023	(630,000)	—	—	(630,000)
Costs paid to tender and redeem senior unsecured notes due 2022	(23,336)	—	—	(23,336)
Proceeds from issuance of senior unsecured notes due 2025	958,500	—	—	958,500
Payments of deferred financing costs	(17,278)	—	—	(17,278)
Payments of capital lease obligations	—	(218)	—	(218)
Capital contributions	—	(14,128)	14,128	—
Net cash provided by (used in) financing activities	85,297	(14,354)	14,128	85,071
Net increase in cash	158,195	—	—	158,195
Cash, beginning of year	7,683	—	—	7,683
Cash, end of year	$165,878	$—	$—	$165,878

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 20, 2020

/s/ Bradley W. Barber
Bradley W. Barber
Chief Executive Officer, President and Director

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on Internal Control over Financial Reporting

We have audited H&E Equipment Services, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule, and our report dated February 20, 2020, expressed an unqualified opinion thereon.

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

February 20, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

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

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2)	Financial Statement Schedule for the years ended December 31, 2019, 2018 and 2017:

Schedule II—Valuation and Qualifying Accounts	106

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

4.8	Description of H&E Equipment Services, Inc.’s Common Stock.*

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

18.1	BDO Seidman, LLP Preferability Letter (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary

None.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2019
Allowance for doubtful accounts receivable	$4,094	$5,793	$(4,651)	$5,236
Allowance for inventory obsolescence	368	152	(189)	331
	$4,462	$5,945	$(4,840)	$5,567
Year Ended December 31, 2018
Allowance for doubtful accounts receivable	$3,774	$2,741	$(2,421)	$4,094
Allowance for inventory obsolescence	947	122	(701)	368
	$4,721	$2,863	$(3,122)	$4,462
Year Ended December 31, 2017
Allowance for doubtful accounts receivable	$3,769	$3,932	$(3,927)	$3,774
Allowance for inventory obsolescence	900	161	(114)	947
	$4,669	$4,093	$(4,041)	$4,721

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2020.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ Bradley W. Barber
Bradley W. Barber
Its: Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Bradley W. Barber	Chief Executive Officer, President and Director	February 20, 2020
	Bradley W. Barber	(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	February 20, 2020
	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ John M. Engquist	Executive Chairman of the Board	February 20, 2020
John M. Engquist

By:	/s/ Paul N. Arnold	Director	February 20, 2020
Paul N. Arnold

By:	/s/ Gary W. Bagley	Director	February 20, 2020
Gary W. Bagley
By:	/s/ Bruce C. Bruckmann	Director	February 20, 2020
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	February 20, 2020
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	February 20, 2020
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	February 20, 2020
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	February 20, 2020
John T. Sawyer
By:	/s/ Mary Pat Thompson	Director	February 20, 2020
Mary Pat Thompson