Form 10-Q
period 2020-03-31
H&E Equipment Services, Inc.
filed 2020-05-08
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 35,919,949 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

March 31, 2020

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•

risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays and cancellations of construction or infrastructure projects, supply chain disruptions and other impacts to the business;

•	general economic conditions and construction and industrial activity in the markets where we operate in North America;
•

our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve (including as a result of current uncertainty due to COVID-19);

•

the impact of conditions in the global credit and commodity markets (including as a result of current volatility and uncertainty in credit and commodity markets due to COVID-19) and their effect on construction spending and the economy in general;

•	trends in oil and natural gas could adversely affect the demand for our services and products;
•	relationships with equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness;
•	risks associated with the expansion of our business and any potential acquisitions we may make, including any related capital expenditures, or our ability to consummate such acquisitions;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	security breaches and other disruptions in our information technology systems;
•	adverse weather events or natural disasters;
•	compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2020, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash	$12,440	$14,247
Receivables, net of allowance for doubtful accounts of $4,774 and $5,236, respectively	169,415	192,204
Inventories, net of reserves for obsolescence of $338 and $331, respectively	106,157	85,478
Prepaid expenses and other assets	17,361	10,262
Rental equipment, net of accumulated depreciation of $696,538 and $676,376, respectively	1,171,663	1,217,673
Property and equipment, net of accumulated depreciation and amortization of $157,202 and $156,782, respectively	130,614	130,564
Operating lease right-of-use assets, net of accumulated amortization of $14,135 and $11,197, respectively	169,539	156,570
Finance lease right-of-use assets, net of accumulated amortization of $2,092 and $2,051, respectively	325	365
Deferred financing costs, net of accumulated amortization of $14,594 and $14,419, respectively	2,682	2,857
Intangible assets, net of accumulated amortization of $7,762 and $6,952, respectively	31,938	32,948
Goodwill	68,851	131,442
Total assets	$1,880,985	$1,974,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$184,921	$216,879
Accounts payable	67,790	58,853
Manufacturer flooring plans payable	17,761	25,201
Accrued expenses payable and other liabilities	57,394	78,382
Dividends payable	95	171
Senior unsecured notes, net of unaccreted discount of $2,572 and $2,691 and deferred financing costs of $1,666 and $1,743, respectively	945,762	945,566
Operating lease right-of-use liabilities	172,376	159,265
Finance lease right-of-use liabilities	490	550
Deferred income taxes	170,328	180,126
Deferred compensation payable	2,123	2,098
Total liabilities	1,619,040	1,667,091
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,020,289 and 39,921,838 shares issued at March 31, 2020 and December 31, 2019, respectively, and 35,920,148 and 35,848,089 shares outstanding at March 31, 2020 and December 31, 2019, respectively	399	398
Additional paid-in capital	237,496	235,844
Treasury stock at cost, 4,100,141 and 4,073,749 shares of common stock held at March 31, 2020 and December 31, 2019, respectively	(65,253)	(64,783)
Retained earnings	89,303	136,060
Total stockholders’ equity	261,945	307,519
Total liabilities and stockholders’ equity	$1,880,985	$1,974,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Equipment rentals	$174,519	$176,129
New equipment sales	30,873	59,103
Used equipment sales	31,218	29,634
Parts sales	29,769	30,428
Services revenues	16,822	15,568
Other	2,721	2,776
Total revenues	285,922	313,638
Cost of revenues:
Rental depreciation	59,986	57,148
Rental expense	25,569	24,768
Rental other	16,805	16,275
	102,360	98,191
New equipment sales	27,426	52,099
Used equipment sales	20,438	19,012
Parts sales	21,903	22,289
Services revenues	5,540	5,004
Other	2,772	3,343
Total cost of revenues	180,439	199,938
Gross profit	105,483	113,700
Selling, general and administrative expenses	79,624	78,647
Impairment of goodwill	61,994	—
Merger costs	40	119
Gain on sales of property and equipment, net	4,264	741
Income (loss) from operations	(31,911)	35,675
Other income (expense):
Interest expense	(16,030)	(16,855)
Other, net	630	532
Total other expense, net	(15,400)	(16,323)
Income (loss) before provision (benefit) for income taxes	(47,311)	19,352
Provision (benefit) for income taxes	(10,343)	5,109
Net income (loss)	$(36,968)	$14,243
Net income (loss) per common share:
Basic	$(1.03)	$0.40
Diluted	$(1.03)	$0.40
Weighted average common shares outstanding:
Basic	35,965	35,787
Diluted	35,965	35,973
Dividends declared per common share outstanding	$0.275	$0.275

The accompanying notes are an integral part of these condensed consolidated financial statements.

`H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(36,968)	$14,243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,398	6,479
Depreciation of rental equipment	59,986	57,148
Amortization of finance lease right-of-use assets	40	41
Amortization of intangible assets	1,010	952
Amortization of deferred financing costs	251	254
Accretion of note discount, net of premium amortization	120	120
Non-cash operating lease expense	2,821	2,583
Provision for losses on accounts receivable	1,673	1,301
Provision for inventory obsolescence	12	42
Change in deferred income taxes	(9,798)	4,977
Stock-based compensation expense	1,652	1,188
Impairment of goodwill	61,994	—
Gain from sales of property and equipment, net	(4,264)	(741)
Gain from sales of rental equipment, net	(10,567)	(10,621)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	21,116	17,605
Inventories	(33,371)	(58,062)
Prepaid expenses and other assets	(7,118)	(2,117)
Accounts payable	9,533	13,539
Manufacturer flooring plans payable	(7,440)	2,684
Accrued expenses payable and other liabilities	(23,643)	(12,574)
Deferred compensation payable	25	27
Net cash provided by operating activities	34,462	39,068
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(106,746)
Purchases of property and equipment	(10,069)	(7,221)
Purchases of rental equipment	(19,785)	(48,644)
Proceeds from sales of property and equipment	6,880	931
Proceeds from sales of rental equipment	29,056	28,292
Net cash provided by (used in) investing activities	6,082	(133,388)
Cash flows from financing activities:
Borrowings on senior secured credit facility	299,524	447,503
Payments on senior secured credit facility	(331,482)	(352,617)
Dividends paid	(9,863)	(9,832)
Purchases of treasury stock	(470)	(387)
Payments of deferred financing costs	—	(525)
Payments of finance lease obligations	(60)	(57)
Net cash provided by (used in) financing activities	(42,351)	84,085
Net decrease in cash	(1,807)	(10,235)
Cash, beginning of period	14,247	16,677
Cash, end of period	$12,440	$6,442

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2020	2019
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$12,680	$21,112
Purchases of property and equipment included in accrued expenses payable and other liabilities	$5	$345
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$—	$162,814
Finance lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$—	$782
Operating lease assets obtained in exchange for new operating lease liabilities	$15,906	$8,348
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,305	$29,481
Income taxes paid (net of refunds received)	$(99)	$(519)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2019, from which the consolidated balance sheet amounts as of December 31, 2019 were derived.

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

Nature of Operations

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and services support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) material handling equipment. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross‑selling opportunities among our new and used equipment sales, rental, parts sales and services operations.

COVID-19

The novel coronavirus (“COVID-19”) was first identified in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact on our operations and financial position is highly uncertain.

We care about our employees, customers and the communities we serve nationwide, so we took quick and strict action based on CDC and WHO recommendations to combat illness in our workforce and to lessen business interruption for our Company and customers.  We have been designated an essential business and our branches remain open to serve our customers. We are very focused on safely providing the equipment, parts, and service that customers need to continue their work.

We began to experience a decline in revenues in March 2020, when rental and sales volumes declined in response to shelter-in-place orders and other end-user market restrictions. We have taken, and will continue to take, the necessary actions to right-size our business in this environment, which is evolving on a daily basis.  These actions include headcount reductions, modified work schedules reducing hours where needed, furloughs in selected branch locations, as well as appropriate adjustments to our capital spending plans.

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.  During the three month period ended March 31, 2020, there were no significant changes to those accounting policies.

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

Revenue Recognition

Under Topic 606, Revenue from Contracts with Customers, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. As described below and in note 12 to these consolidated financial statements, we adopted Topic 842, Leases, on January 1, 2019. We recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 842.

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

In the table below, revenue as presented in our condensed consolidated statement of operations for the three month periods ended March 31, 2020 and 2019 is summarized by type and by the applicable accounting standard.

	Three Month Period Ended March 31,
	2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$153,670	$258	$153,928	$153,350	$274	$153,624
Re-rent revenue	4,690	—	4,690	6,036	—	6,036
Ancillary and other rental revenues:
Delivery and pick-up	—	9,126	9,126	—	8,982	8,982
Other	6,775	—	6,775	7,487	—	7,487
Total ancillary rental revenues	6,775	9,126	15,901	7,487	8,982	16,469
Total equipment rental revenues	165,135	9,384	174,519	166,873	9,256	176,129
New equipment sales	—	30,873	30,873	—	59,103	59,103
Used equipment sales	—	31,218	31,218	—	29,634	29,634
Parts sales	—	29,769	29,769	—	30,428	30,428
Service revenues	—	16,822	16,822	—	15,568	15,568
Other	—	2,721	2,721	—	2,776	2,776
Total revenues	$165,135	$120,787	$285,922	$166,873	$146,765	$313,638

Revenues by reporting segment are presented in note 12 of our condensed consolidated financial statements, using the revenue captions reflected in our consolidated statements of operations. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segments in note 12, depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further information related to our accounting for revenues pursuant to Topic 606 and Topic 842, see Significant Accounting Policies in note 2 to our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three month periods ended March 31, 2020 or 2019 that was included in the contract liability balance as of the beginning of such periods.

Goodwill

Goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.

We evaluate goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified two components within our Rental operating segment (Equipment Rental Component 1 and Equipment Rental Component 2) and have determined that each of our other operating segments (New Equipment Sales, Used Equipment Sales, Parts Sales and Service Revenues) represent a reporting unit, resulting in six total reporting units. As further described in our Annual Report on Form 10-K for the year ended December 31, 2019, we recorded in the fourth quarter of 2019 impairment charges of $10.7 million and $1.5 million related to our new equipment sales goodwill reporting unit and our service revenues goodwill reporting unit, respectively. As a result, and as indicated in the goodwill reporting unit carrying values rollforward below, these two reporting units had no carrying value at December 31, 2019.

The goodwill impairment test consists of one step, comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit.

Based on our evaluation of the impact to our business in the first quarter of 2020 from the COVID-19 pandemic, we identified triggering events requiring an interim impairment test as of March 31, 2020. These triggering events included a deterioration in macroeconomic conditions, declines in business volume in our industry, a decline in our actual revenue and earnings compared with our planned revenue and earnings, and a sustained decrease in our stock price.

We estimated the fair value of our reporting units by equally weighting results from the income approach and the market approach and we compared those fair values to the carrying values of our four reporting units with carrying values, and determined that our Equipment Rental Component 2 reporting unit had a fair value less than its carrying value, resulting in a $62.0 million impairment charge. The impairment was largely due to Equipment Rental Component 2’s forecasted declines in 2020 rental revenues, which was driven by the decrease in equipment rental demand that began in March 2020 as COVID-19’s impact became more widespread across our geographic footprint, combined with our revenue growth rate and cash flow assumptions for the remaining forecast period under the income approach, and the decline in the fair value of Equipment Rental Component 2 based on the market approach from declining business enterprise values of comparable companies in our industry, resulting in a decrease in revenue and EBITDA multiples of those companies. We determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as their respective fair values exceeded their respective carrying values by approximately 34%, 90%, and 40%, respectively.

Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes, as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins and operating expenses. We also make certain forecasts about future economic conditions, such as the timing and duration of economic expansion or contraction cycles in our business, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. An adverse change in any of the assumptions used in our impairment testing (e.g. projected revenue and profit, discount rates, industry price multiples, etc.), including the uncertainty related to the depth and duration of COVID-19’s impact on our forecasted cash flows, could affect our fair value measurements and result in future impairments. If we are unable to achieve the financial forecasts used in our impairment analysis, we may also be required to record an impairment charge to our goodwill.

The impairment charges are non-cash items and will not affect our cash flows, liquidity or borrowing capacity under the senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the senior secured credit facility.

The changes in the carrying amount of goodwill for our reporting units for the periods ended March 31, 2020 and December 31, 2019 were as follows (amounts in thousands):

	Eq. Rental Comp. 1	Eq. Rental Comp. 2	New Eq. Sales	Used Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2018	$34,297	$42,536	$10,434	$8,461	$8,910	$1,205	$105,843
Increases (1)	14,918	19,775	254	500	2,045	291	37,783
Decreases (2)	—	—	(10,688)	—	—	(1,496)	(12,184)
Balance at December 31, 2019	49,215	62,311	—	8,961	10,955	—	131,442
Decreases (3)	(239)	(317)	—	(8)	(33)	—	(597)
Decreases (4)	—	(61,994)	—	—	—	—	(61,994)
Balance at March 31, 2020	$48,976	$—	$—	$8,953	$10,922	$—	$68,851

(1)	Increases are related to goodwill recognized in the WRI 2019 acquisition. See footnote 3 for further information.
(2)	Decreases are related to the goodwill impairment calculated as of October 1, 2019.
(3)	Decreases are related to an adjustment from the final closing settlement of the WRI acquisition during the first quarter of 2020.
(4)	Decrease is related to the goodwill impairment calculated as of March 31, 2020.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2020, and generally requires prospective adoption. While we continue to evaluate the new guidance of ASU 2019-12, we currently do not expect the guidance to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. The Company is currently evaluating the impact of the new guidance.

In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The SEC also amended the disclosure requirements for affiliates whose securities are pledged as collateral for registered securities in Rule 3-16 of Regulation S-X. The disclosure requirements, as amended, are now relocated to newly created Rules 13-01 and 13-02 in Regulation S-X, while the amended eligibility requirements remain in Rule 3-10. The SEC amended its financial disclosure requirements for companies that conduct registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. The SEC also narrowed the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlined the alternative disclosures required in lieu of those statements. Further, the SEC replaced the requirement for separate financial statements of affiliates whose securities are pledged as collateral for registered securities with requirements similar to those adopted for subsidiary issuers and guarantors. The rule is effective January 4, 2021, but earlier compliance is permitted. The Company is currently evaluating the impact of the final rules.

Pronouncements Adopted in 2020

Credit Losses

On January 1, 2020, we adopted Accounting Standards Codification Topic 326, Credit Losses (Topic 326). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, we recognize an allowance for our estimate of expected credit losses over the entire contractual term of our receivables from the date of initial recognition of the financial instrument. Measurement of expected credit losses are based on relevant forecasts that affect collectability. Topic 326 applies to trade receivables from certain revenue transactions including receivables from equipment sales, parts and service sales. Under Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that these trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The adoption of Topic 326 did not have a material impact on our consolidated financial statements and related disclosures or our existing internal controls because our non-rental accounts receivable are of short duration and there is not a material difference between incurred losses and expected losses.

Fair Value

On January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement - Disclosure Framework. ASU 2018-13 modifies the disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements and footnotes.

(3) Acquisitions

2019 Acquisition

Cobra Equipment Rentals LLC (dba “We-Rent-It”)

Effective February 1, 2019, we completed the acquisition of We-Rent-It (“WRI”), an equipment rental company with six branches located in central Texas. The acquisition expands our presence in the surrounding markets.

The aggregate consideration paid to the owners of WRI was approximately $107.9 million. The acquisition and related fees and expenses were funded from borrowings under our Credit Facility (defined below). The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed as of the acquisition date. The final closing statement was settled during the first quarter of 2020 resulting in a $0.6 million decrease in the total consideration paid.

$’s in thousands
Cash	$1,745
Accounts receivable	5,119
Inventory	731
Prepaid expenses and other assets	544
Rental equipment	51,747
Property and equipment	3,207
Other assets	21
Intangible assets (1)	8,700
Total identifiable assets acquired	71,814
Accounts payable	(115)
Accrued expenses payable and other liabilities	(991)
Total liabilities assumed	(1,106)
Net identifiable assets acquired	70,708
Goodwill (2)	37,186
Net assets acquired	$107,894

(1)	The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:
	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$8,500	10
Tradenames	200	1
	$8,700

(2)	We have allocated the $37.2 million goodwill among our six goodwill reporting units as follows (amounts in thousands):

Rental Component 1	$14,679
Rental Component 2	19,458
New Equipment	254
Used Equipment	492
Parts	2,012
Service	291
$37,186

The level of goodwill that resulted from the WRI acquisition is primarily reflective of WRI’s going-concern value, the value of WRI’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total WRI acquisition costs were $0.4 million. Since our acquisition of WRI on February 1, 2019, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired WRI locations, as well as branch consolidations among the WRI branches acquired and H&E branches have occurred, and therefore, it is impractical to reasonably estimate the amount of WRI revenues and earnings since the acquisition date.

  Pro forma financial information

We completed the We-Rent-It acquisition on February 1, 2019. Therefore, our condensed consolidated statements of operations for the three month periods ended March 31, 2020 and 2019 and included herein, includes We-Rent-It for the period of February 1, 2019 through March 31, 2020. The pro forma information below gives effect to the WRI acquisition as if it had been completed on January 1, 2018 (the WRI pro forma acquisition date).

The pro forma information below is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. Pursuant to ASC 805, Business Combinations, pro forma disclosures should be repeated whenever the year or interim period of the acquisition is presented. Since the WRI acquisition was completed in the first quarter of 2019, the pro forma information below gives effect to the WRI acquisition as if the acquisition occurred on January 1, 2018 (the WRI pro forma acquisition date) for the three month period ended March 31, 2018. The tables below present unaudited pro forma consolidated statements of operations information for the three month period ended March 31, 2018 as if WRI was included in our consolidated results for the entire period presented.

	(amounts in thousands, except per share data)
	Three Month Period Ended March 31, 2018
	H&E(1)	We-Rent-It	Total
Total revenues	$260,482	$7,587	$268,069
Pretax income	13,068	784	13,852
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(250)	(250)
Intangible asset amortization (3)	—	(122)	(122)
Interest expense (4)	—	(1,356)	(1,356)
Elimination of historic interest expense (5)	—	80	80
Pro forma pretax income (loss)	13,068	(864)	12,204
Income tax expense (benefit)	3,590	(235)	3,355
Net income (loss)	$9,478	$(629)	$8,849
Net income (loss) per share – basic (6)	$0.27	$(0.02)	$0.25
Net income (loss) per share – diluted (6)	$0.26	$(0.02)	$0.25

(1)	Amounts presented above for “H&E” were derived from the Company’s consolidated statements of income in its Quarterly Report on Form 10-Q for the three month period ended March 31, 2018.

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisition.

(3)	Represents the amortization of the intangible asset acquired in the acquisition.

(4)	Interest expense was adjusted to reflect the additional debt resulting from the acquisition.

(5)	Represents the elimination of historic debt of WRI that is not part of the combined entity.

(6)	Because of the method used in calculating per share data, the summation of entities may not necessarily total to the per share data computed for the total company due to rounding.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2020 and December 31, 2019 are presented in the table below (amounts in thousands).

	March 31, 2020
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.75% (Level 3)	$17,761	$15,904
Senior unsecured notes with interest computed at 5.625% (Level 2)	945,762	881,225

	December 31, 2019
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$25,201	$21,615
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 2)	945,566	995,125

At March 31, 2020 and December 31, 2019, the fair value of our senior unsecured notes due 2025 was based on quoted bond trading market prices for those notes. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures have been calculated based upon market quotes and present value calculations based on market rates.

During the three month periods ended March 31, 2020 and 2019, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Senior Secured Credit Facility. The discount rate as of March 31, 2020 and December 31, 2019 is disclosed in the above table.

Fair Value Measurements on a Nonrecurring Basis

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value only when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. The results of our Q1 2020 goodwill impairment quantitative test indicated that the respective fair values of the Equipment Rental Component 2 reporting unit is less than the carrying value of the reporting unit, resulting in a goodwill impairment of $62.0 million. See footnote 2 for additional information.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three month periods ended March 31, 2020 and 2019, respectively (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2019	39,921,838	$398	$235,844	$(64,783)	$136,060	$307,519
Stock-based compensation	—	—	1,652	—	—	1,652
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,789)	(9,789)
Issuance of common stock, net of forfeitures	98,451	1	—	—	—	1
Repurchase of 26,392 shares of restricted common stock	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	(36,968)	(36,968)
Balances at March 31, 2020	40,020,289	$399	$237,496	$(65,253)	$89,303	$261,945

Balances at December 31, 2018	39,748,562	$396	$231,174	$(63,099)	$88,332	$256,803
Stock-based compensation	—	—	1,188	—	—	1,188
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,793)	(9,793)
Issuance of common stock, net of forfeitures	59,510	1		—	—	1
Repurchase of 14,272 shares of restricted common stock	—	—	—	(387)	—	(387)
Cumulative effect adjustment pursuant to the adoption of ASC 842	—	—	—	—	(56)	(56)
Net income	—	—	—	—	14,243	14,243
Balances at March 31, 2019	39,808,072	$397	$232,362	$(63,486)	$92,726	$261,999

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,546,963 shares as of March 31, 2020.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2019	377,740	$29.26
Granted	23,608	$27.11
Vested	(73,564)	$24.03
Forfeited	(1,876)	$30.57
Non-vested stock at March 31, 2020	325,908	$30.28

As of March 31, 2020, we had unrecognized compensation expense of approximately $5.1 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.8 years. The compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 is $1.7 million and $1.2 million, respectively.

(7) Income (Loss) per Share

Income (loss) per common share for the three months ended March 31, 2020 and 2019 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.7% of total outstanding shares for each of the three months ended March 31, 2020 and 2019, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Basic net income (loss) per share:
Net income (loss)	$(36,968)	$14,243
Weighted average number of common shares outstanding	35,965	35,787
Net income (loss) per share of common stock – basic	$(1.03)	$0.40
Diluted net income (loss) per share:
Net income (loss)	$(36,968)	$14,243
Weighted average number of common shares outstanding	35,965	35,787
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	—	186
Weighted average number of common shares outstanding – diluted	35,965	35,973
Net income (loss) per share of common stock – diluted	$(1.03)	$0.40
Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	146	37

(8) Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein (the “Credit Facility”).  For further information related to significant terms of the Credit Facility, see the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

     As of March 31, 2020, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At March 31, 2020, we had $184.9 million of borrowings outstanding under the Credit Facility and could borrow up to approximately $557.3 million and remain in compliance with the debt covenants under the Credit Facility. At May 1, 2020, we had $597.2 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

(9) Senior Unsecured Notes

For further information related to significant terms of the Senior Unsecured Notes, see the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2018	$944,780
Accretion of discount through December 31, 2019	1,539
Amortization of note premium through December 31, 2019	(1,062)
Amortization of deferred financing costs through December 31, 2019	309
Balance at December 31, 2019	$945,566
Accretion of discount through March 31, 2020	385
Amortization of note premium through March 31, 2020	(265)
Amortization of deferred financing costs through March 31, 2020	76
Balance at March 31, 2020	$945,762

(10) Leases

We adopted Topic 842 on January 1, 2019. For a discussion of our adoption of Topic 842 and related disclosures, see note 2 and note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

At March 31, 2020, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $169.5 million and net finance lease right-of-use assets of $0.3 million. Our operating lease liabilities at March 31, 2020 were $172.4 million and finance lease liabilities were $0.5 million. The weighted average remaining lease term for operating leases was approximately 10.2 years and the weighted average remaining lease term for finance leases was approximately 2.0 years. The weighted average discount rate for operating and finance leases was approximately 6.6% and 5.9%, respectively.

(11) Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the period ended March 31, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. We are evaluating the impact, if any, that the CARES Act may have on the Company's future operations, financial position, and liquidity in fiscal year 2020.

(12) Segment Information

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Segment Revenues:
Equipment rentals	$174,519	$176,129
New equipment sales	30,873	59,103
Used equipment sales	31,218	29,634
Parts sales	29,769	30,428
Services revenues	16,822	15,568
Total segmented revenues	283,201	310,862
Non-segmented revenues	2,721	2,776
Total revenues	$285,922	$313,638
Segment Gross Profit:
Equipment rentals	$72,159	$77,938
New equipment sales	3,447	7,004
Used equipment sales	10,780	10,622
Parts sales	7,866	8,139
Services revenues	11,282	10,564
Total segmented gross profit	105,534	114,267
Non-segmented gross loss	(51)	(567)
Total gross profit	$105,483	$113,700

	Balances at
	March 31,	December 31,
	2020	2019
Segment identified assets:
Equipment sales	$88,082	$67,542
Equipment rentals	1,171,663	1,217,673
Parts and services	18,075	17,936
Total segment identified assets	1,277,820	1,303,151
Non-segment identified assets	603,165	671,459
Total assets	$1,880,985	$1,974,610

The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2020 and 2019 were 0.4% and 0.3%, respectively, of total revenues. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

(13) Condensed Consolidating Financial Information of Guarantor Subsidiaries

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$12,440	$—	$—	$12,440
Receivables, net	145,513	23,902	—	169,415
Inventories, net	100,422	5,735	—	106,157
Prepaid expenses and other assets	17,185	176	—	17,361
Rental equipment, net	1,026,632	145,031	—	1,171,663
Property and equipment, net	111,296	19,318	—	130,614
Operating lease right-of-use assets, net	148,335	21,204	—	169,539
Finance lease right-of-use assets, net	—	325	—	325
Deferred financing costs, net	2,682	—	—	2,682
Investment in guarantor subsidiaries	204,620	—	(204,620)	—
Intangible assets, net	31,938	—	—	31,938
Goodwill	57,185	11,666	—	68,851
Total assets	$1,858,248	$227,357	$(204,620)	$1,880,985
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	$184,921	$—	$—	$184,921
Accounts payable	62,390	5,400	—	67,790
Manufacturer flooring plans payable	17,761	—	—	17,761
Accrued expenses payable and other liabilities	62,269	(4,875)	—	57,394
Dividends payable	157	(62)	—	95
Senior unsecured notes, net	945,762	—	—	945,762
Operating lease right-of-use liabilities	150,592	21,784	—	172,376
Finance lease right-of-use liabilities	—	490	—	490
Deferred income taxes	170,328	—	—	170,328
Deferred compensation payable	2,123	—	—	2,123
Total liabilities	1,596,303	22,737	—	1,619,040
Stockholders’ equity	261,945	204,620	(204,620)	261,945
Total liabilities and stockholders’ equity	$1,858,248	$227,357	$(204,620)	$1,880,985

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$14,247	$—	$—	$14,247
Receivables, net	164,260	27,944	—	192,204
Inventories, net	81,945	3,533	—	85,478
Prepaid expenses and other assets	10,129	133	—	10,262
Rental equipment, net	1,062,154	155,519	—	1,217,673
Property and equipment, net	111,429	19,135	—	130,564
Operating lease right-of-use assets, net	137,625	18,945	—	156,570
Finance lease right-of-use assets, net	—	365	—	365
Deferred financing costs, net	2,857	—	—	2,857
Investment in guarantor subsidiaries	235,749	—	(235,749)	—
Intangible assets, net	32,948	—	—	32,948
Goodwill	101,916	29,526	—	131,442
Total assets	$1,955,259	$255,100	$(235,749)	$1,974,610
Liabilities and Stockholders’ Equity:
Amounts due under senior secured credit facility	$216,879	$—	$—	$216,879
Accounts payable	56,225	2,628	—	58,853
Manufacturer flooring plans payable	25,201	—	—	25,201
Accrued expenses payable and other liabilities	81,646	(3,264)	—	78,382
Dividends payable	231	(60)	—	171
Senior unsecured notes, net	945,566	—	—	945,566
Operating lease right-of-use liabilities	139,768	19,497	—	159,265
Finance lease right-of-use liabilities	—	550	—	550
Deferred income taxes	180,126	—	—	180,126
Deferred compensation payable	2,098	—	—	2,098
Total liabilities	1,647,740	19,351	—	1,667,091
Stockholders’ equity	307,519	235,749	(235,749)	307,519
Total liabilities and stockholders’ equity	$1,955,259	$255,100	$(235,749)	$1,974,610

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$151,846	$22,673	$—	$174,519
New equipment sales	29,005	1,868	—	30,873
Used equipment sales	26,930	4,288	—	31,218
Parts sales	25,881	3,888	—	29,769
Services revenues	14,182	2,640	—	16,822
Other	2,246	475	—	2,721
Total revenues	250,090	35,832	—	285,922
Cost of revenues:
Rental depreciation	51,964	8,022	—	59,986
Rental expense	22,302	3,267	—	25,569
Rental other	14,093	2,712	—	16,805
	88,359	14,001	—	102,360
New equipment sales	25,794	1,632	—	27,426
Used equipment sales	17,821	2,617	—	20,438
Parts sales	19,130	2,773	—	21,903
Services revenues	4,688	852	—	5,540
Other	2,373	399	—	2,772
Total cost of revenues	158,165	22,274	—	180,439
Gross profit (loss):
Equipment rentals	63,487	8,672	—	72,159
New equipment sales	3,211	236	—	3,447
Used equipment sales	9,109	1,671	—	10,780
Parts sales	6,751	1,115	—	7,866
Services revenues	9,494	1,788	—	11,282
Other	(127)	76	—	(51)
Gross profit	91,925	13,558	—	105,483
Selling, general and administrative expenses	69,530	10,094	—	79,624
Impairment of goodwill	61,994	—	—	61,994
Merger costs	40	—	—	40
Equity in earnings of guarantor subsidiaries	907	—	(907)	—
Gain on sales of property and equipment, net	3,773	491	—	4,264
Income (loss) from operations	(34,959)	3,955	(907)	(31,911)
Other income (expense):
Interest expense	(12,934)	(3,096)	—	(16,030)
Other, net	582	48	—	630
Total other expense, net	(12,352)	(3,048)	—	(15,400)
Income (loss) before income tax benefit	(47,311)	907	(907)	(47,311)
Income tax benefit	(10,343)	—	—	(10,343)
Net income (loss)	$(36,968)	$907	$(907)	$(36,968)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$153,533	$22,596	$—	$176,129
New equipment sales	52,575	6,528	—	59,103
Used equipment sales	25,212	4,422	—	29,634
Parts sales	26,554	3,874	—	30,428
Services revenues	13,166	2,402	—	15,568
Other	1,393	1,383	—	2,776
Total revenues	272,433	41,205	—	313,638
Cost of revenues:
Rental depreciation	49,263	7,885	—	57,148
Rental expense	21,152	3,616	—	24,768
Rental other	14,063	2,212	—	16,275
	84,478	13,713	—	98,191
New equipment sales	46,460	5,639	—	52,099
Used equipment sales	16,211	2,801	—	19,012
Parts sales	19,591	2,698	—	22,289
Services revenues	4,282	722	—	5,004
Other	2,710	633	—	3,343
Total cost of revenues	173,732	26,206	—	199,938
Gross profit (loss):
Equipment rentals	69,055	8,883	—	77,938
New equipment sales	6,115	889	—	7,004
Used equipment sales	9,001	1,621	—	10,622
Parts sales	6,963	1,176	—	8,139
Services revenues	8,884	1,680	—	10,564
Other	(1,317)	750	—	(567)
Gross profit	98,701	14,999	—	113,700
Selling, general and administrative expenses	68,556	10,091	—	78,647
Merger costs	119	—	—	119
Equity in earnings of guarantor subsidiaries	1,724	—	(1,724)	—
Gain on sales of property and equipment, net	707	34	—	741
Income from operations	32,457	4,942	(1,724)	35,675
Other income (expense):
Interest expense	(13,562)	(3,293)	—	(16,855)
Other, net	457	75	—	532
Total other expense, net	(13,105)	(3,218)	—	(16,323)
Income before income taxes	19,352	1,724	(1,724)	19,352
Income tax expense	5,109	—	—	5,109
Net income	$14,243	$1,724	$(1,724)	$14,243

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(36,968)	$907	$(907)	$(36,968)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	6,500	898	—	7,398
Depreciation of rental equipment	51,964	8,022	—	59,986
Amortization of finance lease right-of-use assets	—	40	—	40
Amortization of intangible assets	1,010	—	—	1,010
Amortization of deferred financing costs	251	—	—	251
Accretion of note discount, net of premium amortization	120	—	—	120
Non-cash operating lease expense	2,341	480	—	2,821
Provision for losses on accounts receivable	1,561	112	—	1,673
Provision for inventory obsolescence	12	—	—	12
Change in deferred income taxes	(9,798)	—	—	(9,798)
Stock-based compensation expense	1,652	—	—	1,652
Impairment of goodwill	61,994	—	—	61,994
Gain from sales of property and equipment, net	(3,773)	(491)	—	(4,264)
Gain from sales of rental equipment, net	(8,931)	(1,636)	—	(10,567)
Equity in earnings of guarantor subsidiaries	(907)	—	907	—
Changes in operating assets and liabilities:
Receivables	17,186	3,930	—	21,116
Inventories	(30,213)	(3,158)	—	(33,371)
Prepaid expenses and other assets	(7,075)	(43)	—	(7,118)
Accounts payable	6,761	2,772	—	9,533
Manufacturer flooring plans payable	(7,440)	—	—	(7,440)
Accrued expenses payable and other liabilities	(21,580)	(2,063)	—	(23,643)
Deferred compensation payable	25	—	—	25
Net cash provided by operating activities	24,692	9,770	—	34,462
Cash flows from investing activities:
Purchases of property and equipment	(8,951)	(1,118)	—	(10,069)
Purchases of rental equipment	(20,705)	920	—	(19,785)
Proceeds from sales of property and equipment	6,352	528	—	6,880
Proceeds from sales of rental equipment	24,918	4,138	—	29,056
Investment in subsidiaries	14,176	—	(14,176)	—
Net cash provided by investing activities.	15,790	4,468	(14,176)	6,082
Cash flows from financing activities:
Borrowings on senior secured credit facility	299,524	—	—	299,524
Payments on senior secured credit facility	(331,482)	—	—	(331,482)
Dividends paid	(9,861)	(2)	—	(9,863)
Purchases of treasury stock	(470)	—	—	(470)
Payment of deferred financing costs	—	—	—	—
Payments on finance lease obligations	—	(60)	—	(60)
Capital contributions	—	(14,176)	14,176	—
Net cash used in financing activities	(42,289)	(14,238)	14,176	(42,351)
Net decrease in cash	(1,807)	—	—	(1,807)
Cash, beginning of period	14,247	—	—	14,247
Cash, end of period	$12,440	$—	$—	$12,440

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$14,243	$1,724	$(1,724)	$14,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	5,692	787	—	6,479
Depreciation of rental equipment	49,263	7,885	—	57,148
Amortization of finance lease right-of-use assets	—	41	—	41
Amortization of intangible assets	952	—	—	952
Amortization of deferred financing costs	254	—	—	254
Accretion of note discount, net of premium amortization	120	—	—	120
Non-cash operating lease expense	1,999	584	—	2,583
Provision for losses on accounts receivable	1,112	189	—	1,301
Provision for inventory obsolescence	42	—	—	42
Change in deferred income taxes	4,977	—	—	4,977
Stock-based compensation expense	1,188	—	—	1,188
Gain from sales of property and equipment, net	(707)	(34)	—	(741)
Gain from sales of rental equipment, net	(9,004)	(1,617)	—	(10,621)
Equity in earnings of guarantor subsidiaries	(1,724)	—	1,724	—
Changes in operating assets and liabilities:
Receivables	8,863	8,742	—	17,605
Inventories	(51,703)	(6,359)	—	(58,062)
Prepaid expenses and other assets	(2,109)	(8)	—	(2,117)
Accounts payable	10,003	3,536	—	13,539
Manufacturer flooring plans payable	3,172	(488)	—	2,684
Accrued expenses payable and other liabilities	(12,553)	(21)	—	(12,574)
Deferred compensation payable	27	—	—	27
Net cash provided by operating activities	24,107	14,961	—	39,068
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(106,746)	—		(106,746)
Purchases of property and equipment	(5,446)	(1,775)	—	(7,221)
Purchases of rental equipment	(43,311)	(5,333)	—	(48,644)
Proceeds from sales of property and equipment	859	72	—	931
Proceeds from sales of rental equipment	24,012	4,280	—	28,292
Investment in subsidiaries	12,203	—	(12,203)	—
Net cash used in investing activities.	(118,429)	(2,756)	(12,203)	(133,388)
Cash flows from financing activities:
Borrowings on senior secured credit facility	447,503	—	—	447,503
Payments on senior secured credit facility	(352,617)	—	—	(352,617)
Dividends paid	(9,831)	(1)	—	(9,832)
Purchases of treasury stock	(387)	—	—	(387)
Payment of deferred financing costs	(525)	—	—	(525)
Payments on finance lease obligations	(56)	(1)	—	(57)
Capital contributions	—	(12,203)	12,203	—
Net cash provided by (used in) financing activities	84,087	(12,205)	12,203	84,085
Net decrease in cash	(10,235)	—	—	(10,235)
Cash, beginning of period	16,677	—	—	16,677
Cash, end of period	$6,442	$—	$—	$6,442

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2020, and its results of operations for the three month period ended March 31, 2020, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and under Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2020.

The outbreak of the COVID-19 pandemic continues to spread throughout the United States of America and the world, including in the primary regions we operate. Many State Governors have issued temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. While we are considered an essential business pursuant to the various Executive Orders, if repercussions of the outbreak are prolonged, it could have a significant adverse impact to the underlying industries of some of our customers or in some or all of the primary markets in which we operate, including our customers in the oil and gas industry. To date, our branch locations remain operational and we have not incurred any significant interruptions to our day-to-day operations or supply chain, except most of our corporate employees are working remotely.

As the impact of COVID-19 became more widespread in March 2020, our equipment rental utilization began to decline from February 2020 levels and this decline continued through the end of March until mid-April, where we began to see utilization stabilize. However, the timing and the extent of any recovery or further deterioration in our equipment rental utilization cannot be reasonably estimated at this time. The extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the duration and spread of the outbreak, governmental limitations on business operations generally, and its and their impact on potential customers, employees, and suppliers, vendors and distribution partners, all of which cannot be reasonably predicted at this time. Any resulting financial impact cannot be reasonably estimated at this time, but is anticipated to have a material adverse impact on our business and results of operations. For a discussion of liquidity, see Liquidity and Capital Resources below.

Overview

Background

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and services support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) material handling equipment. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain a high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and services operations.

As of May 1, 2020, we operated 95 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three month period ended March 31, 2020. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, long-lived assets and income taxes.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three month period ended March 31, 2020, approximately 61.0% of our total revenues were attributable to equipment rentals, 10.8% of our total revenues were attributable to new equipment sales, 10.9% were attributable to used equipment sales, 10.4% were attributable to parts sales, 5.9% were attributable to our services revenues and 1.0% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three month period ended March 31, 2020, our total cost of revenues was $180.4 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three month period ended March 31, 2020, our selling, general and administrative expenses were $79.6 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

We are also subject to federal and state income taxes. Future income tax examinations by state and federal agencies could result in additional income tax expense based on probable outcomes of such matters.

Cost of Revenues:

Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving over a five year estimated useful life with a 25% salvage value, and material handling over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives assigned to rental equipment.

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

Selling, General and Administrative Expenses:

Our selling, general and administrative (“SG&A”) expenses include sales and marketing expenses, payroll and related benefit costs, insurance expenses, legal and professional fees, rent and other occupancy costs, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with intangible assets, finance leases and software. These expenses are not generally allocated to our reportable segments.

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving senior secured credit facility (the “Credit Facility”), senior unsecured notes due 2025 and our finance lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and the accretion/amortization of note discount/premium are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2020 was $1.2 billion, or approximately 60.3% of our total assets. Our rental fleet as of March 31, 2020 consisted of 43,213 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.9 billion. As of March 31, 2020, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	22,556	52.2%	$718.4	37.6%	44.1
Cranes	229	0.5%	82.4	4.3%	60.3
Earthmoving	5,000	11.6%	446.3	23.3%	25.6
Material Handling(1)	7,006	16.2%	534.3	27.9%	37.8
Other	8,422	19.5%	132.1	6.9%	27.3
Total	43,213	100.0%	$1,913.5	100.0%	37.7

_____________

(1)

For discussion and analysis purposes, we have changed our Industrial Lift Trucks product line category to Material Handling, which now includes both Industrial Lift Trucks and Telehandlers, which were previously grouped in the above Hi-Lift or Aerial Work Platforms category. We believe this grouping reclassification better reflects how we manage our product lines and is more consistent with industry practice.

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

The original acquisition cost of our gross rental fleet decreased by approximately $29.3 million, or 1.5%, for the three month period ended March 31, 2020. The average age of our rental fleet equipment increased by approximately 1.4 months for the three month period ended March 31, 2020.

Our average rental rates for the three month period ended March 31, 2020 were 0.4% lower than in the three month period ended March 31, 2019 and approximately 1.9% lower than the three month period ended December 31, 2019 (see further discussion on rental rates in “Results of Operations” below). Our average rental rates do not include rental rate data for legacy We-Rent-It operations for February and March 2019.

The rental equipment mix among our four core product lines for the three months ended March 31, 2020 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions in recent years have been a meaningful driver of growth in our revenues. Conversely, declines in oil and natural gas prices and the related downturn in oil industry activities can result in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Most recently, in the first quarter of 2020, worldwide crude oil and natural gas prices sharply declined as a result of the lack of agreement on production levels by members of the Organization of the Petroleum Exporting Countries and other oil- and gas-producing countries, which has resulted in production outstripping the demand for oil and natural gas. Additionally, the effects of the COVID-19 outbreak, has decreased demand for oil and gas products as companies and other organizations have suspended or curtailed operations and travel. We believe the uncertainty regarding future oil and natural gas prices continues to impact customer capital expenditure decisions.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2020 and 2019. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues.

	Three Months Ended
	March 31,		Total	Total
	2020	2019	Dollar Increase	Percentage Increase
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals(1)
Rentals	$158,618	$159,660	$(1,042)	(0.7)%
Rentals other	15,901	16,469	(568)	(3.4)%
Total equipment rentals	174,519	176,129	(1,610)	(0.9)%
New equipment sales	30,873	59,103	(28,230)	(47.8)%
Used equipment sales	31,218	29,634	1,584	5.3%
Parts sales	29,769	30,428	(659)	(2.2)%
Services revenues	16,822	15,568	1,254	8.1%
Non-Segmented revenues	2,721	2,776	(55)	(2.0)%
Total revenues	$285,922	$313,638	$(27,716)	(8.8)%

_____________

(1)

Pursuant to SEC Regulation S-X, our equipment rental revenues, as presented in our condensed consolidated statements of operations in this Quarterly Report on Form 10-Q, are aggregated and presented in a single line item, “Equipment rentals”. The above table disaggregates our equipment rental revenues for discussion and analysis purposes only.

Total Revenues. Our total revenues were approximately $285.9 million for the three month period ended March 31, 2020 compared to $313.6 million for the three month period ended March 31, 2019, a decrease of $27.7 million, or 8.8%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three month period ended March 31, 2020 declined slightly, decreasing approximately $1.6 million, or 0.9%, to $174.5 million from $176.1 million in the three month period ended March 31, 2019. Our total rental revenues were adversely impacted by wet weather in the first two months of the quarter and the initial impact from the COVID-19 economic downturn in March.

Rentals: Rental revenues decreased $1.0 million, or 0.7%, to $158.6 million for the three month period ended March 31, 2020 compared to $159.7 million for the three month period ended March 31, 2019. Rental revenues from aerial work platform equipment decreased $2.5 million and crane rental revenues decreased $0.8 million. Rental revenues on earthmoving equipment, other equipment and material handling equipment increased $5.0 million, $1.3 million and $0.7 million, respectively. These product line equipment rental revenue fluctuations do not include the impact of legacy WRI equipment rental revenues of approximately $4.7 million for the prior year period.

Our average rental rates for the three month period ended March 31, 2020 decreased 0.4% compared to the same three month period last year and decreased approximately 1.9% from the three month period ended December 31, 2019. Our average rental rates for the three month period ended March 31, 2019 do not include rental rate data for legacy WRI operations.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2020 was 33.1% compared to 35.2% in the three month period ended March 31, 2019, a decrease of 2.1%. The decrease in comparative rental equipment dollar utilization was the net result of the decrease in equipment rental rates as noted above and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 64.3% for the three month period ended March 31, 2020 compared to 70.0% in the three month period ended March 31, 2019, a decrease of 5.7%. The decrease in rental equipment time utilization as a percentage of original equipment cost was largely due to a $61.2 million increase, or 3.3%, in our equipment rental fleet since March 31, 2019 combined with the effects of the COVID-19 pandemic on economic activity.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three month period ended March 31, 2020 were $15.9 million compared to $16.5 million for the three month period ended March 31, 2019, a decrease of approximately $0.6 million, or 3.4%, primarily due to the decrease in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2020 decreased $28.2 million, or 47.8%, to $30.9 million from $59.1 million for the three month period ended March 31, 2019. This decrease, as noted below, was driven primarily by decreased sales of new cranes from continuing uncertainty related to oil and gas prices, and decreased sales of new earthmoving equipment as customers began to delay, and in some cases cancel, large capital purchases due to the uncertainty surrounding the COVID-19 outbreak.

Sales of new cranes and new earthmoving equipment decreased $12.0 million and $9.8 million, respectively. Sales of new material handling equipment, new other equipment and new aerial work platform equipment decreased $3.7 million, $2.3 million and $0.4 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $1.6 million, or 5.3%, to $31.2 million for the three month period ended March 31, 2020, from approximately $29.6 million for the same three month period in 2019. This increase, as noted below, was driven primarily by increased sales of used earthmoving and used other equipment.

Sales of used earthmoving increased $4.3 million and sales of used other equipment increased $0.5 million. Partially offsetting these increases, aerial work platform used equipment sales and used crane sales decreased $1.6 million and $1.5 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the three month period ended March 31, 2020 decreased $0.7 million, or 2.2%, to $29.8 million from approximately $30.4 million for the same three month period last year. The decrease in parts sales was attributable to decreases in parts sales across all product lines, with the exception of our crane product line.

Services Revenues. Our services revenues for the three month period ended March 31, 2020 increased $1.3 million, or 8.1%, to approximately $16.8 million from $15.6 million for the same three month period last year. This increase is primarily due to higher services revenues from our crane services.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended March 31, 2020, our other revenues were approximately $2.7 million, a decrease of $0.1 million, or 2.0%, from approximately $2.8 million in the same three month period in 2019.

Gross Profit.

	Three Months Ended
	March 31,		Total	Total
	2020	2019	Dollar Increase (Decrease)	Percentage Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (loss):
Equipment rentals
Rentals	$73,063	$77,744	$(4,681)	(6.0)%
Rentals other	(904)	194	(1,098)	(566.0)%
Total equipment rentals	72,159	77,938	(5,779)	(7.4)%
New equipment sales	3,447	7,004	(3,557)	(50.8)%
Used equipment sales	10,780	10,622	158	1.5%
Parts sales	7,866	8,139	(273)	(3.4)%
Services revenues	11,282	10,564	718	6.8%
Non-Segmented revenues gross loss	(51)	(567)	516	(91.0)%
Total gross profit	$105,483	$113,700	$(8,217)	(7.2)%

Total Gross Profit. Our total gross profit was $105.5 million for the three month period ended March 31, 2020 compared to $113.7 million for the same three month period in 2019, a decrease of $8.2 million, or 7.2%. Total gross profit margin for the three month period ended March 31, 2020 was approximately 36.9%, an increase of 0.6% from the 36.3% gross profit margin for the same three month period in 2019. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three month period ended March 31, 2020 decreased approximately $5.8 million, or 7.4%, to $72.2 million from $77.9 million in the same three month period in 2019. Total gross profit margin from equipment rentals for the three month period ended March 31, 2020 was approximately 41.3% compared to 44.3% for the same period in 2019, a decrease of approximately 3.0%.

Rentals: Rental revenues gross profit decreased $4.7 million to $73.1 million for the three month period ended March 31, 2020 compared to $77.7 million for the same three month period in 2019. The gross profit decrease was the result of a $1.0 million decrease in equipment rental revenues for the three month period ended March 31, 2020 compared to the same period last year, combined with a $2.8 million increase in rental equipment depreciation expense and a $0.8 million increase in rental expenses. The increases in both depreciation expense and rental expenses are primarily due to a larger fleet size in 2020 compared to 2019.

Gross profit margin on equipment rentals for the three month period ended March 31, 2020 was approximately 46.1% compared to 48.7% for the same period in 2019, a decrease of 2.6%. Depreciation expense was 37.8% of equipment rental revenues for the three month period ended March 31, 2020 compared to 35.8% for the same period in 2019, an increase of 2.0%, which is the result of a larger fleet size in 2020 compared to 2019 and lower equipment rental revenues. As a percentage of revenues, rental expenses were 16.1% for the three month period ended March 31, 2020 compared to 15.5% for the same period last year, an increase of 0.6%, resulting primarily from the decrease in rental revenues and higher maintenance costs.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the three month period ended March 31, 2020 was $0.9 million compared to a gross profit of $0.2 million, for the same period in 2019, a decrease of $1.1 million. Gross loss margin was 5.7% for the three month period ended March 31, 2020 compared to a gross profit margin of 1.1% for the same period last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2020 decreased $3.6 million, or 50.8%, to $3.4 million compared to $7.0 million for the same three month period in 2019 on a total new equipment sales decrease of $28.2 million. Gross profit margin on new equipment sales was 11.2% for the three month period ended March 31, 2020, compared to 11.9% for the same period last year, a decrease of 0.7%. The decrease in gross profit margin was primarily due to lower gross margins on new earthmoving and crane equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2020 increased $0.2 million, or 1.5%, to $10.8 million from $10.6 million in the same period in 2019 on a used equipment sales increase of $1.6 million.

Gross profit margin on used equipment sales for the three month period ended March 31, 2020 was approximately 34.5%, down 1.3% from 35.8% for the same three month period in 2019, primarily as a result of lower used earthmoving, material handling and crane sales gross margin. Our used equipment sales from the rental fleet, which comprised 93.1% and 95.5% of our used equipment sales for the three month periods ended March 31, 2020 and 2019, respectively, were approximately 157.2%  and 160.1% of net book value for the three month periods ended March 31, 2020 and 2019, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended March 31, 2020 was approximately $7.9 million, a decrease of $0.3 million, or 3.4%, from gross profit of $8.1 million for the same period last year on a parts sales decrease of $0.7 million. Gross profit margin for the three month period ended March 31, 2020 was 26.4% compared to 26.8% for the same three month period last year, a decrease of 0.4%, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended March 31, 2020, our services revenues gross profit increased $0.7 million, or 6.8%, to $11.3 million from $10.6 million for the same three month period in 2019 on a $1.3 million increase in services revenues. Gross profit margin for the three month period ended March 31, 2020 was 67.1%, a decrease of 0.8% from approximately 67.9% in the same three month period in 2019, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended March 31, 2020, our other revenues gross loss was $0.1 million compared to a gross loss of $0.6 million, in the same period in 2019.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $1.0 million, or 1.2%, to $79.6 million for the three month period ended March 31, 2020 compared to $78.6 million for the three month period ended March 31, 2019.

Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses decreased $1.7 million due to lower commissions and incentive pay combined with headcount reductions and reduced employee hours in response to COVID-19’s impact to our business. Legal and professional fees increased $0.9 million. Liability insurance costs increased $1.5 million. Depreciation and amortization increased $0.3 million. Approximately $0.5 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2019 (but excluding for this purpose branches acquired as a result of our WRI acquisition) with less than three months of comparable operations in either or both of the three month periods ended March 31, 2020 and 2019. SG&A expenses as a percentage of total revenues for the three month periods ended March 31, 2020 and 2019 were 27.8% and 25.1%, respectively, an increase of 2.7%, resulting from the net increases described above and lower total revenues.

Impairment of Goodwill. Impairment of goodwill incurred in the three months ended March 31, 2020 was $62.0 million. The impairment related to one of our six reporting units, Equipment Rental Component 2. There was no impairment of goodwill for the three months ended March 31, 2019. See note 2 to the consolidated financial statements for additional information.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $4.3 million compared to $0.7 million for the same period last year, an increase of $3.6 million. This increase is primarily due to a $2.1 million gain on a sale-leaseback transaction in the current period.

Other Income (Expense). For the three month period ended March 31, 2020, our net other expenses decreased approximately $0.9 million to $15.4 million compared to $16.3 million for the same three month period in 2019 as a result of lower interest expense. Interest expense decreased approximately $0.8 million to $16.0 million for the three month period ended March 31, 2020 compared to $16.9 million for the same period last year.

Income Taxes. We recorded income tax benefit of $10.3 million for the three month period ended March 31, 2020 compared to income tax expense of $5.1 million for the three month period ended March 31, 2019. Our effective income tax rate for the three month period ended March 31, 2020 was 21.9% compared to 26.4% for the same period in 2019. Our rate for the three month period ended March 31, 2020 includes the impact of 4.5% related to nondeductible goodwill impairment. On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”). We are evaluating the impact, if any, that the CARES Act may have on the Company's future operations, financial position, and liquidity in fiscal year 2020. However, the income tax related provisions of the CARES Act did not have a material impact to our recorded income tax benefit for the three month period ended March 31, 2020. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at March 31, 2020 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the three month period ended March 31, 2020, the net cash provided by our operating activities was $34.5 million. Our reported net loss of $37.0 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, impairment of goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $75.4 million. These cash flows from operating activities were also positively impacted by a $21.1 million decrease in receivables and a $9.5 million increase in accounts payable. Partially offsetting these positive cash flows were a $33.4 million increase in inventories, a $23.6 million decrease in accrued expenses payable and other liabilities, a $7.4 million decrease in manufacturing flooring plans payable and a $7.1 million increase in prepaid expenses and other assets.

For the three month period ended March 31, 2019, the net cash provided by our operating activities was $39.1 million. Our reported net income of $14.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $75.5 million. These cash flows from operating activities were also positively impacted by a $17.6 million decrease in receivables, a $13.5 million increase in accounts payable and a $2.6 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $58.1 million increase in inventories, a $12.6 million decrease in accrued expenses payable and other liabilities and a $2.1 million increase in prepaid expenses and other assets.

Cash flow from investing activities. For the three month period ended March 31, 2020, our net cash provided by our investing activities exceeded our cash used in our investing activities, resulting in net cash provided by our investing activities of approximately $6.1 million. Purchases of rental and non-rental equipment were $29.9 million and proceeds from the sale of rental and non-rental equipment were $35.9 million.

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

Cash flow from financing activities. For the three month period ended March 31, 2020, net cash used in our financing activities was $42.4 million. Net payments under our Credit Facility for the three month period ended March 31, 2020 were $32.0 million. Additionally, dividends paid totaled $9.9 million, or $0.275 per common share. Treasury stock purchases totaled $0.5 million and finance lease principal payments were $0.1 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At March 31, 2020, we had total borrowings under the Credit Facility of $184.9 million and we could borrow up to $557.3 million and remain in compliance with the debt covenants under the Credit Facility. At May 1, 2020, we had $597.2 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit. We do not anticipate any near-term impacts to our liquidity under the Credit Facility as a result of the COVID-19 pandemic.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash historically have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations, the frequency of which could be tempered depending on the depth and duration of the current COVID-19 pandemic.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three month period ended March 31, 2020 were approximately

$32.5 million, including $12.7 million of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the three month period ended March 31, 2020 were $10.1 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. As a result of the economic downturn due to the current COVID-19 pandemic, we anticipate decreasing our capital expenditures to adjust for current market conditions.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. As of May 1, 2020, we had $597.2 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit. As a result of our planned decrease in capital expenditures for the remainder of 2020, combined with our borrowing availability under the Credit Facility, we do not expect our liquidity to be negatively impacted by the current COVID-19 pandemic.

Quarterly Dividend

On February 14, 2020, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on March 13, 2020, totaling approximately $9.9 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.50% to 1.00%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.  At March 31, 2020, we had outstanding borrowings under the Credit Facility totaling $184.9 million. A 1.0% increase in the interest rate on the Credit Facility would result in an increase of approximately $1.8 million in interest expense on an annualized basis. At May 1, 2020, we had borrowings outstanding totaling approximately $145.1 million, with $597.2 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of March 31, 2020 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e)

promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. As of May 8, 2020, we are aware of a contingent liability related to an automobile liability claim for which we have determined that an unfavorable outcome is probable. Based on the information currently available to us, we cannot predict the timing of the claim’s ultimate resolution or reasonably estimate the amount or a range of potential losses that will arise from the claim. The ultimate loss on the insured claim could be material. Pursuant to ASC 450, Contingencies, and other relevant guidance, when the contingency become both probable and estimable, our consolidated balance sheets will reflect a liability for the total amount of estimated claim and an asset for the portion of the claim recoverable through insurance. This gross-up presentation could be material to our consolidated balance sheets. Our loss exposure, however, is limited to our insurance policy deductible, which is immaterial to our consolidated statements of income.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q and other than the risk factor set forth below, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business.

The recent outbreak of coronavirus in China is spreading globally and has begun to adversely affect economic conditions throughout the United States of America and the world, including in the primary regions we operate. Many State Governors have issued temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. While we are considered an essential business pursuant to the various Executive Orders and our branch locations generally remain operational, if repercussions of the outbreak are prolonged, it could have a significant adverse impact to the underlying industries of some of our customers or in some or all of the primary markets in which we operate, including our customers in the oil and natural gas industry. The extent of the ultimate impact of the pandemic on the Company's operational and financial performance and liquidity will depend on various developments, including the duration and spread of the outbreak, governmental limitations on business operations generally, and its and their impact on potential customers, employees, and suppliers vendors and distribution partners, all of which are uncertain and cannot be reasonably predicted at this time. As we cannot predict the duration or scope of the COVID-19 pandemic, any resulting financial impact cannot be reasonably estimated at this time, but is anticipated to have a material adverse impact on our business, results of operations, financial condition and liquidity.

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

Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activities, or the economy in general, may lead to a decrease in the demand for equipment or depress rental rates and the sales prices for our equipment. Our business may also be negatively impacted, either temporarily or long-term, by:

•	a reduction in spending levels by customers;
•	unfavorable credit markets affecting end-user access to capital;
•	adverse changes in federal, state and local government infrastructure spending;
•	an increase in the cost of construction materials;
•	adverse weather conditions or natural disasters which may affect a particular region;

•	a decrease in the level of exploration, development, production activity and capital spending by oil and natural gas companies;
•	a prolonged shutdown of the U.S. government;
•	an increase in interest rates; or
•	terrorism or hostilities involving the United States.

Weakness or deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet. For example, during fiscal years 2009 and 2010, the economic downturn and related economic uncertainty, combined with weakness in the construction industry and a decrease in industrial activity, resulted in a significant decrease in the demand for our new and used equipment and depressed equipment rental rates, which resulted in decreased revenues and lower gross margins realized on our equipment rentals and on the sale of our new and used inventory during those periods. More recently, the decline in oil prices and the related downturn in oil industry activities during fiscal years 2014, 2015 and 2016 resulted in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Recently, in early 2020, oil prices and consumption have decreased significantly and we believe the uncertainty regarding future oil prices and consumption may negatively impact customer capital expenditure decisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2019, 76,719 shares of restricted stock units, which were granted in 2017, vested and were subsequently issued on March 9, 2020, at $17.81 per share. Holders of those shares returned an aggregate of 26,392 shares of common stock to the Company during the quarter ended March 31, 2020 as payment for their respective withholding taxes. This resulted in an addition of 26,392 shares to treasury stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: May 8, 2020	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer & President (Principal Executive Officer)

Dated: May 8, 2020	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)