Form 10-Q
period 2020-06-30
H&E Equipment Services, Inc.
filed 2020-08-04
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 28, 2020, there were 35,913,416 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

June 30, 2020

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
•

other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash	$6,251	$14,247
Receivables, net of allowance for doubtful accounts of $5,001 and $5,236, respectively	146,490	192,204
Inventories, net of reserves for obsolescence of $245 and $331, respectively	79,453	85,478
Prepaid expenses and other assets	18,784	10,262
Rental equipment, net of accumulated depreciation of $709,487 and $676,376, respectively	1,133,857	1,217,673
Property and equipment, net of accumulated depreciation and amortization of $158,592 and $156,782, respectively	126,291	130,564
Operating lease right-of-use assets, net of accumulated amortization of $17,315 and $11,197, respectively	165,529	156,570
Finance lease right-of-use assets, net of accumulated amortization of $2,132 and $2,051, respectively	284	365
Deferred financing costs, net of accumulated amortization of $14,769 and $14,419, respectively	2,507	2,857
Intangible assets, net of accumulated amortization of $8,754 and $6,952, respectively	30,946	32,948
Goodwill	68,851	131,442
Total assets	$1,779,243	$1,974,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$67,561	$216,879
Accounts payable	72,333	58,853
Manufacturer flooring plans payable	16,677	25,201
Accrued expenses payable and other liabilities	70,467	78,382
Dividends payable	115	171
Senior unsecured notes, net of unaccreted discount of $2,453 and $2,691 and deferred financing costs of $1,589 and $1,743, respectively	945,958	945,566
Operating lease right-of-use liabilities	168,771	159,265
Finance lease right-of-use liabilities	430	550
Deferred income taxes	172,915	180,126
Deferred compensation payable	2,148	2,098
Total liabilities	1,517,375	1,667,091
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,013,557 and 39,921,838 shares issued at June 30, 2020 and December 31, 2019, respectively, and 35,913,416 and 35,848,089 shares outstanding at June 30, 2020 and December 31, 2019, respectively	399	398
Additional paid-in capital	238,500	235,844
Treasury stock at cost, 4,100,141 and 4,073,749 shares of common stock held at June 30, 2020 and December 31, 2019, respectively	(65,253)	(64,783)
Retained earnings	88,222	136,060
Total stockholders’ equity	261,868	307,519
Total liabilities and stockholders’ equity	$1,779,243	$1,974,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Equipment rentals	$155,794	$192,302	$330,313	$368,431
New equipment sales	43,947	53,596	74,820	112,699
Used equipment sales	34,013	36,128	65,231	65,762
Parts sales	26,220	31,871	55,989	62,299
Services revenues	15,657	16,725	32,479	32,293
Other	2,705	2,975	5,426	5,751
Total revenues	278,336	333,597	564,258	647,235
Cost of revenues:
Rental depreciation	59,156	61,434	119,142	118,582
Rental expense	23,264	27,019	48,833	51,787
Rental other	14,226	17,847	31,031	34,122
	96,646	106,300	199,006	204,491
New equipment sales	39,259	47,064	66,685	99,163
Used equipment sales	23,282	23,321	43,720	42,333
Parts sales	19,352	23,290	41,255	45,579
Services revenues	5,173	5,359	10,713	10,363
Other	2,554	3,482	5,326	6,825
Total cost of revenues	186,266	208,816	366,705	408,754
Gross profit	92,070	124,781	197,553	238,481
Selling, general and administrative expenses	67,861	77,840	147,485	156,487
Impairment of goodwill	—	—	61,994	—
Merger costs	118	148	158	267
Gain on sales of property and equipment, net	2,894	880	7,158	1,621
Income (loss) from operations	26,985	47,673	(4,926)	83,348
Other income (expense):
Interest expense	(15,572)	(17,267)	(31,602)	(34,122)
Other, net	642	489	1,272	1,021
Total other expense, net	(14,930)	(16,778)	(30,330)	(33,101)
Income (loss) before provision (benefit) for income taxes	12,055	30,895	(35,256)	50,247
Provision (benefit) for income taxes	3,240	8,281	(7,103)	13,390
Net income (loss)	$8,815	$22,614	$(28,153)	$36,857
Net income (loss) per common share:
Basic	$0.24	$0.63	$(0.78)	$1.03
Diluted	$0.24	$0.63	$(0.78)	$1.02
Weighted average common shares outstanding:
Basic	36,031	35,826	35,998	35,807
Diluted	36,107	36,016	35,998	35,994
Dividends declared per common share outstanding	$0.275	$0.275	$0.55	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(28,153)	$36,857
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,769	13,627
Depreciation of rental equipment	119,142	118,582
Amortization of finance lease right-of-use assets	81	81
Amortization of intangible assets	2,002	2,049
Amortization of deferred financing costs	504	504
Accretion of note discount, net of premium amortization	238	239
Non-cash operating lease expense	5,760	5,273
Impairment of goodwill	61,994	—
Provision for losses on accounts receivable	2,950	2,480
Provision for inventory obsolescence	12	115
Change in deferred income taxes	(7,211)	12,239
Stock-based compensation expense	2,656	2,023
Gain from sales of property and equipment, net	(7,158)	(1,621)
Gain from sales of rental equipment, net	(21,224)	(23,239)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	42,764	4,764
Inventories	(12,397)	(55,997)
Prepaid expenses and other assets	(8,540)	(2,969)
Accounts payable	14,077	16,592
Manufacturer flooring plans payable	(8,524)	1,400
Accrued expenses payable and other liabilities	(13,326)	1,898
Deferred compensation payable	50	55
Net cash provided by operating activities	160,466	134,952
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(106,746)
Purchases of property and equipment	(13,511)	(18,568)
Purchases of rental equipment	(55,448)	(174,674)
Proceeds from sales of property and equipment	10,390	2,173
Proceeds from sales of rental equipment	59,756	61,668
Net cash provided by (used in) investing activities	1,187	(236,147)
Cash flows from financing activities:
Borrowings on senior secured credit facility	496,011	797,029
Payments on senior secured credit facility	(645,329)	(685,080)
Dividends paid	(19,741)	(19,670)
Purchases of treasury stock	(470)	(387)
Payments of deferred financing costs	—	(559)
Payments of finance lease obligations	(120)	(114)
Net cash provided by (used in) financing activities	(169,649)	91,219
Net decrease in cash	(7,996)	(9,976)
Cash, beginning of period	14,247	16,677
Cash, end of period	$6,251	$6,701

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2020	2019
Supplemental schedule of noncash investing and financing activities:
Accrued acquisition purchase price consideration	$—	$3,432
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$18,410	$33,591
Purchases of property and equipment included in accrued expenses payable and other liabilities	$218	$453
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$—	$162,814
Finance lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$—	$782
Operating lease assets obtained in exchange for new operating lease liabilities	$15,077	$8,657
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$31,402	$32,954
Income taxes paid (refunds received), net	$(1,540)	$1,765

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2019, from which the consolidated balance sheet amounts as of December 31, 2019 were derived.

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

COVID-19

The novel coronavirus (“COVID-19”) was first identified in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic and recommended containment and mitigation measures worldwide. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty in our industry. Even as some states have begun to partially or completely lift stay-at-home restriction orders to reopen their economies, several areas of the country are now experiencing increases in the number of COVID-19 cases, thereby limiting the pace and extent of any economic recovery that may have otherwise occurred, and certain jurisdictions have begun to re-implement containment restrictions.

We began to experience a decline in revenues in March 2020, when rental and sales volumes declined in response to shelter-in-place orders and other end-user market restrictions. Such declines continued into mid-April, when we began to see improvement in rental and sales volumes in response to an easing of the various market restrictions. These sequential improvements continued through the remainder of the second quarter and into early third quarter. The extent of any further recovery, or subsequent contraction, in our business volumes from the impact of the COVID-19 pandemic, and the resulting impact to our financial results and liquidity, will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets, and the related impact on our customers.

We have proactively taken, and will continue to take, the necessary actions to right-size our business in this environment to strengthen cash flow, reduce operating costs, and further strengthen our balance sheet and liquidity position.  These actions include headcount reductions, modified work schedules reducing hours where needed, furloughs in selected branch locations, as well as appropriate adjustments to our capital and discretionary spending plans.

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.  During the three and six month periods ended June 30, 2020, there were no significant changes to those accounting policies.

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

Revenue Recognition

Under Topic 606, Revenue from Contracts with Customers, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. As described below, we adopted Topic 842, Leases, on January 1, 2019. We recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 842.

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

In the table below, revenues as presented in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2020 and 2019 are summarized by type and by the applicable accounting standard.

	Three Month Period Ended June 30,
	2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$135,503	$204	$135,707	$167,072	$245	$167,317
Re-rent revenue	5,069	—	5,069	6,520	—	6,520
Ancillary and other rental revenues:
Delivery and pick-up	—	8,603	8,603	—	10,313	10,313
Other	6,415	—	6,415	8,152	—	8,152
Total ancillary rental revenues	6,415	8,603	15,018	8,152	10,313	18,465
Total equipment rental revenues	146,987	8,807	155,794	181,744	10,558	192,302
New equipment sales	—	43,947	43,947	—	53,596	53,596
Used equipment sales	—	34,013	34,013	—	36,128	36,128
Parts sales	—	26,220	26,220	—	31,871	31,871
Service revenues	—	15,657	15,657	—	16,725	16,725
Other	—	2,705	2,705	—	2,975	2,975
Total revenues	$146,987	$131,349	$278,336	$181,744	$151,853	$333,597

	Six Month Period Ended June 30,
	2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$289,173	$462	$289,635	$320,422	$519	$320,941
Re-rent revenue	9,760	—	9,760	12,556	—	12,556
Ancillary and other rental revenues:
Delivery and pick-up	—	17,729	17,729	—	19,295	19,295
Other	13,189	—	13,189	15,639	—	15,639
Total ancillary rental revenues	13,189	17,729	30,918	15,639	19,295	34,934
Total equipment rental revenues	312,122	18,191	330,313	348,617	19,814	368,431
New equipment sales	—	74,820	74,820	—	112,699	112,699
Used equipment sales	—	65,231	65,231	—	65,762	65,762
Parts sales	—	55,989	55,989	—	62,299	62,299
Service revenues	—	32,479	32,479	—	32,293	32,293
Other	—	5,426	5,426	—	5,751	5,751
Total revenues	$312,122	$252,136	$564,258	$348,617	$298,618	$647,235

Revenues by reporting segment are presented in note 12 of our condensed consolidated financial statements, using the revenue captions reflected in our consolidated statements of operations. We believe that the disaggregation of our revenues from contracts with customers as reflected above, coupled with further discussion below and the reporting segments in note 12, depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further information related to our accounting for revenues pursuant to Topic 606 and Topic 842, see Significant Accounting Policies in note 2 to our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three and six month periods ended June 30, 2020 or 2019 that were included in the contract liability balance as of the beginning of such periods.

Goodwill

Goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.

We evaluate goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified two components within our Rental operating segment (Equipment Rental Component 1 and Equipment Rental Component 2) and have determined that each of our other operating segments (New Equipment Sales, Used Equipment Sales, Parts Sales and Service Revenues) represent a reporting unit, resulting in six total reporting units. As further described in our Annual Report on Form 10-K for the year ended December 31, 2019, we recorded in the fourth quarter of 2019 impairment charges of $10.7 million and $1.5 million related to our new equipment sales goodwill reporting unit and our service revenues goodwill reporting unit, respectively. As a result, and as indicated in the goodwill reporting unit carrying values rollforward below, these two reporting units had no carrying value at December 31, 2019. As further described below, as of March 31, 2020, we recorded an impairment charge of $62.0 million related to our Equipment Rental Component 2 reporting unit. As a result, and as indicated in the goodwill reporting unit carrying values rollforward below, this reporting unit has no remaining carrying value.

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

For the interim impairment test as of March 31, 2020, we estimated the fair value of our reporting units by equally weighting results from the income approach and the market approach and we compared those fair values to the carrying values of our four reporting units with carrying values, and determined that our Equipment Rental Component 2 reporting unit had a fair value less than its carrying value, resulting in a $62.0 million impairment charge. The impairment was largely due to Equipment Rental Component 2’s forecasted declines in 2020 rental revenues, which was driven by the decrease in equipment rental demand that began in March 2020 as COVID-19’s impact became more widespread across our geographic footprint, combined with our revenue growth rate and cash flow assumptions for the remaining forecast period under the income approach, and the decline in the fair value of Equipment Rental Component 2 based on the market approach from declining business enterprise values of comparable companies in our industry, resulting in a decrease in revenue and EBITDA multiples of those companies. We determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as their respective fair values exceeded their respective carrying values by approximately 34%, 90%, and 40%, respectively.

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

The changes in the carrying amount of goodwill for our reporting units for the periods ended June 30, 2020 and December 31, 2019 were as follows (amounts in thousands):

	Eq. Rental Comp. 1	Eq. Rental Comp. 2	New Eq. Sales	Used Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2018	$34,297	$42,536	$10,434	$8,461	$8,910	$1,205	$105,843
Increases (1)	14,918	19,775	254	500	2,045	291	37,783
Decreases (2)	—	—	(10,688)	—	—	(1,496)	(12,184)
Balance at December 31, 2019	49,215	62,311	—	8,961	10,955	—	131,442
Decreases (3)	(239)	(317)	—	(8)	(33)	—	(597)
Decreases (4)	—	(61,994)	—	—	—	—	(61,994)
Balance at June 30, 2020	$48,976	$—	$—	$8,953	$10,922	$—	$68,851
(1)	Increases are related to goodwill recognized in the Cobra Equipment Rentals, LLC 2019 acquisition. See footnote 3 for further information.
(2)	Decreases are related to the goodwill impairment calculated as of October 1, 2019.
(3)	Decreases are related to an adjustment from the final closing settlement of the Cobra Equipment Rentals, LLC 2019 acquisition during the first quarter of 2020.
(4)	Decrease is related to the goodwill impairment calculated as of March 31, 2020.

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

In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The SEC also amended the disclosure requirements for affiliates whose securities are pledged as collateral for registered securities in Rule 3-16 of Regulation S-X. The disclosure requirements, as amended, are now relocated to newly created Rules 13-01 and 13-02 in Regulation S-X, while the amended eligibility requirements remain in Rule 3-10. The SEC amended its financial disclosure requirements for companies that conduct registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. The SEC also narrowed the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlined the alternative disclosures required in lieu of those statements. Further, the SEC replaced the requirement for separate financial statements of affiliates whose securities are pledged as collateral for registered securities with requirements similar to those adopted for subsidiary issuers and guarantors. Previously, with limited exceptions, a parent entity was required to provide detailed disclosures with regard to guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the new regulations, disclosure exceptions have been expanded and required disclosures may be provided within Item 2. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” rather than in the notes to the consolidated financial statements. Further, summarized guarantor balance sheets and income statements are permitted, with the requirement to provide guarantor cash flow statements eliminated. Summarized guarantor financial statements only need be disclosed for the current fiscal year rather than all years presented in the financial statements as was previously required. The rule is effective January 4, 2021, but earlier compliance is permitted.

On May 20, 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses, including real estate operations, and related pro forma financial information. As noted in the final rule, the amendments are intended to improve for investors the financial information about acquired or disposed businesses, facilitate more timely access to capital, and reduce the complexity and costs to prepare the disclosure. Among other changes, the final rule modifies the significance tests and improves the disclosure requirements for acquired or to be acquired businesses, real estate operations, and pro forma financial information. The final rule is applicable for a registrant’s fiscal year beginning after December 31, 2020, but early application is permitted. The Company is currently evaluating the impact of the final rules.

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

The aggregate consideration paid to the owners of WRI was approximately $107.9 million. The acquisition and related fees and expenses were funded from borrowings under our Credit Facility (defined below). The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. The final closing statement was settled during the first quarter of 2020, resulting in a $0.6 million decrease in the total consideration paid.

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

Pro forma financial information

We completed the We-Rent-It acquisition on February 1, 2019. Therefore, our condensed consolidated statements of operations for the three and six month periods ended June 30, 2020 and 2019 and included herein, includes We-Rent-It for the period of February 1, 2019 through June 30, 2020. The pro forma information below gives effect to the WRI acquisition as if it had been completed on January 1, 2018 (the WRI pro forma acquisition date).

The pro forma information below is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the tables below are subject to change as additional analysis is performed. Pursuant to ASC 805, Business Combinations, pro forma disclosures should be repeated whenever the year or interim period of the acquisition is presented. Since the WRI acquisition was completed in the first quarter of 2019, the pro forma information below gives effect to the WRI acquisition as if the acquisition occurred on January 1, 2018 (the WRI pro forma acquisition date) for the quarterly periods ended June 30, 2018. The tables below present unaudited pro forma consolidated statements of operations information for the three and six month periods ended June 30, 2018 as if WRI was included in our consolidated results for the entire period presented.

	(amounts in thousands, except per share data)
	Three Month Period Ended June 30, 2018
	H&E(1)	We-Rent-It	Total
Total revenues	$310,364	$9,640	$320,004
Pretax income	27,869	2,432	30,301
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(1,976)	(1,976)
Intangible asset amortization (3)	—	(313)	(313)
Interest expense (4)	—	(1,476)	(1,476)
Elimination of historic interest expense (5)	—	126	126
Pro forma pretax income (loss)	27,869	(1,207)	26,662
Income tax expense (benefit)	7,098	(301)	6,797
Net income (loss)	$20,771	$(906)	$19,865
Net income (loss) per share – basic (6)	$0.58	$(0.03)	$0.56
Net income (loss) per share – diluted (6)	$0.58	$(0.03)	$0.55

	(amounts in thousands, except per share data)
	Six Month Period Ended June 30, 2018
	H&E(1)	Rental Inc.(7)	We-Rent-It	Total
Total revenues	$570,846	$7,408	$17,227	$595,481
Pretax income	40,937	1,020	3,216	45,173
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(749)	(2,226)	(2,975)
Intangible asset amortization (3)	—	(275)	(435)	(710)
Interest expense (4)	—	(480)	(2,832)	(3,312)
Elimination of historic interest expense (5)	—	82	206	288
Pro forma pretax income (loss)	40,937	(402)	(2,071)	38,464
Income tax expense (benefit)	10,688	(105)	(536)	10,047
Net income (loss)	$30,249	$(297)	$(1,535)	$28,417
Net income (loss) per share – basic (6)	$0.85	$(0.01)	$(0.04)	$0.80
Net income (loss) per share – diluted (6)	$0.84	$(0.01)	$(0.04)	$0.79

(1)	Amounts presented above for “H&E” are derived from the Company’s consolidated statements of income in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisition.

(3)	Represents the amortization of the intangible assets acquired in the acquisition.

(4)	Interest expense was adjusted to reflect the additional debt resulting from the acquisition.

(5)	Represents the elimination of historic debt of WRI that is not part of the combined entity.

(6)	Because of the method used in calculating per share data, the summation of entities may not necessarily total to the per share data computed for the total company due to rounding.

(7)	Represents Rental Inc. pro forma operating results for the three month period ended March 31, 2018. We completed the Rental Inc. acquisition on April 1, 2018.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2020 and December 31, 2019 are presented in the table below (amounts in thousands).

	June 30, 2020
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.50% (Level 3)	$16,677	$15,042
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 2)	945,958	959,500

	December 31, 2019
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$25,201	$21,615
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 2)	945,566	995,125

At June 30, 2020 and December 31, 2019, the fair value of our senior unsecured notes due 2025 was based on quoted bond trading market prices for those notes. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures have been calculated based upon market quotes and present value calculations based on market rates.

During the three and six month periods ended June 30, 2020 and 2019, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Senior Secured Credit Facility. The discount rate as of June 30, 2020 and December 31, 2019 is disclosed in the above table.

(5) Stockholders’ Equity

The following table summarizes the quarterly activity in Stockholders’ Equity for the periods ended June 30, 2020 and 2019, respectively (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2019	39,921,838	$398	$235,844	$(64,783)	$136,060	$307,519
Stock-based compensation	—	—	1,652	—	—	1,652
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,789)	(9,789)
Issuance of common stock, net of restricted stock forfeitures	98,451	1	—	—	—	1
Repurchase of 26,392 shares of restricted common stock	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	(36,968)	(36,968)
Balances at March 31, 2020	40,020,289	399	237,496	(65,253)	89,303	261,945
Stock-based compensation	—	—	1,004	—	—	1,004
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,896)	(9,896)
Restricted stock forfeitures	(6,732)	—	—	—	—	—
Net income	—	—	—	—	8,815	8,815
Balances at June 30, 2020	$40,013,557	$399	$238,500	$(65,253)	$88,222	$261,868

Balances at December 31, 2018	39,748,562	$396	$231,174	$(63,099)	$88,332	$256,803
Stock-based compensation	—	—	1,188	—	—	1,188
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,793)	(9,793)
Issuance of common stock, net of restricted stock forfeitures	59,510	1	—	—	—	1
Repurchase of 14,272 shares of restricted common stock	—	—	—	(387)	—	(387)
Cumulative effect adjustment pursuant to the adoption of ASC 842	—	—	—	—	(56)	(56)
Net income	—	—	—	—	14,243	14,243
Balances at March 31, 2019	39,808,072	397	232,362	(63,486)	92,726	261,999
Stock-based compensation	—	—	835	—	—	835
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,857)	(9,857)
Restricted stock forfeitures	(2,666)	—	—	—	—	—
Net income	—	—	—	—	22,614	22,614
Balances at June 30, 2019	39,805,406	$397	$233,197	$(63,486)	$105,483	$275,591

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,553,695 shares as of June 30, 2020.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six month period ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2019	377,740	$29.26
Granted	23,608	$27.11
Vested	(73,564)	$24.03
Forfeited	(8,608)	$31.15
Non-vested stock at June 30, 2020	319,176	$30.26

As of June 30, 2020, we had unrecognized compensation expense of approximately $4.2 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.7 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 2020 and 2019 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Compensation expense	$1,004	$835	$2,656	$2,023

(7) Income (loss) per Share

Income (loss) per common share for the three and six month periods ended June 30, 2020 and 2019 are based on the weighted average number of common shares outstanding during the periods. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.6% of total outstanding shares for each of the three and six month periods ended June 30, 2020 and 2019, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic net income (loss) per share:
Net income (loss)	$8,815	$22,614	$(28,153)	$36,857
Weighted average number of common shares outstanding	36,031	35,826	35,998	35,807
Net income (loss) per share of common stock – basic	$0.24	$0.63	$(0.78)	$1.03
Diluted net income (loss) per share:
Net income (loss)	$8,815	$22,614	$(28,153)	$36,857
Weighted average number of common shares outstanding	36,031	35,826	35,998	35,807
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	76	190	—	187
Weighted average number of common shares outstanding – diluted	36,107	36,016	35,998	35,994
Net income (loss) per share of common stock – diluted	$0.24	$0.63	$(0.78)	$1.02
Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	—	—	19

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

 As of June 30, 2020, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At June 30, 2020, we had $67.6 million of borrowings outstanding under the Credit Facility and could borrow up to approximately $674.7 million and remain in compliance with the debt covenants under the Credit Facility. At July 28, 2020, we had $699.9 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

(9) Senior Unsecured Notes

For further information related to significant terms of the Senior Unsecured Notes, see the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2018	$944,780
Accretion of discount through December 31, 2019	1,539
Amortization of note premium through December 31, 2019	(1,062)
Amortization of deferred financing costs through December 31, 2019	309
Balance at December 31, 2019	$945,566
Accretion of discount through June 30, 2020	770
Amortization of note premium through June 30, 2020	(532)
Amortization of deferred financing costs through June 30, 2020	154
Balance at June 30, 2020	$945,958

(10) Leases

We adopted Topic 842 on January 1, 2019. For a discussion of our adoption of Topic 842 and related disclosures, see note 2 and note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

At June 30, 2020, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $165.5 million and net finance lease right-of-use assets of $0.3 million. Our operating lease liabilities at June 30, 2020 were $168.8 million and finance lease liabilities were $0.4 million. The weighted average remaining lease term for operating leases was approximately 10.0 years and the weighted average remaining lease term for finance leases was approximately 1.8 years. The weighted average discount rate for operating and finance leases was approximately 6.6% and 5.9%, respectively.

(11) Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was the quarter ended March 31, 2020. For the six month period ended June 30, 2020, the CARES Act did not have a material impact on our provision for income taxes. However, certain provisions of the CARES Act did have a favorable cash impact. Specifically, the elimination of the 80% of taxable income limitation on net operating loss carryforwards may allow corporate entities to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019 or 2020, which is expected to result in a further reduction of approximately $4.9 million of future estimated income tax payments for the Company. Secondly, taxpayers with alternative minimum tax credits may claim a refund for the entire amount of such credit instead of recovering the credit through refunds over a period of multiple years, as required by the 2017 Tax Cut and Jobs Act, which resulted in a $1.5 million federal tax refund claim for the Company, which we received in June 2020. Lastly, the non-income tax-based provision allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through

December 31, 2020 over the following two years is expected to result in the deferral of approximately $6 million of those payroll taxes, half of which we expect to remit by September 15, 2021 and the remaining amounts in 2022.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment Revenues:
Equipment rentals	$155,794	$192,302	$330,313	$368,431
New equipment sales	43,947	53,596	74,820	112,699
Used equipment sales	34,013	36,128	65,231	65,762
Parts sales	26,220	31,871	55,989	62,299
Services revenues	15,657	16,725	32,479	32,293
Total segmented revenues	275,631	330,622	558,832	641,484
Non-segmented revenues	2,705	2,975	5,426	5,751
Total revenues	$278,336	$333,597	$564,258	$647,235
Segment Gross Profit:
Equipment rentals	$59,148	$86,002	$131,307	$163,940
New equipment sales	4,688	6,532	8,135	13,536
Used equipment sales	10,731	12,807	21,511	23,429
Parts sales	6,868	8,581	14,734	16,720
Services revenues	10,484	11,366	21,766	21,930
Total segmented gross profit	91,919	125,288	197,453	239,555
Non-segmented gross profit (loss)	151	(507)	100	(1,074)
Total gross profit	$92,070	$124,781	$197,553	$238,481

	Balances at
	June 30,	December 31,
	2020	2019
Segment identified assets:
Equipment sales	$62,201	$67,542
Equipment rentals	1,133,857	1,217,673
Parts and services	17,252	17,936
Total segment identified assets	1,213,310	1,303,151
Non-segment identified assets	565,933	671,459
Total assets	$1,779,243	$1,974,610

The Company operates primarily in the United States and our sales to international customers for the three month periods ended June 30, 2020 and 2019 were 0.2% and 0.1% of total revenues, respectively, and for the six month periods ended June 30, 2020 and 2019 were 0.3% and 0.2%, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$6,251	$—	$—	$6,251
Receivables, net	126,359	20,131	—	146,490
Inventories, net	75,550	3,903	—	79,453
Prepaid expenses and other assets	18,565	219	—	18,784
Rental equipment, net	999,960	133,897	—	1,133,857
Property and equipment, net	108,670	17,621	—	126,291
Operating lease right-of-use assets, net	144,870	20,659	—	165,529
Finance lease right-of-use assets, net	—	284	—	284
Deferred financing costs, net	2,507	—	—	2,507
Investment in guarantor subsidiaries	187,894	—	(187,894)	—
Intangible assets, net	30,946	—	—	30,946
Goodwill	57,185	11,666	—	68,851
Total assets	$1,758,757	$208,380	$(187,894)	$1,779,243
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	67,561	$—	$—	$67,561
Accounts payable	69,102	3,231	—	72,333
Manufacturer flooring plans payable	16,677	—	—	16,677
Accrued expenses payable and other liabilities	74,854	(4,387)	—	70,467
Dividends payable	179	(64)	—	115
Senior unsecured notes, net	945,958	—	—	945,958
Operating lease right-of-use liabilities	147,495	21,276	—	168,771
Finance lease right-of-use liabilities	—	430	—	430
Deferred income taxes	172,915	—	—	172,915
Deferred compensation payable	2,148	—	—	2,148
Total liabilities	1,496,889	20,486	—	1,517,375
Stockholders’ equity	261,868	187,894	(187,894)	261,868
Total liabilities and stockholders’ equity	$1,758,757	$208,380	$(187,894)	$1,779,243

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$14,247	$—	$—	$14,247
Receivables, net	164,260	27,944	—	192,204
Inventories, net	81,945	3,533	—	85,478
Prepaid expenses and other assets	10,129	133	—	10,262
Rental equipment, net	1,062,154	155,519	—	1,217,673
Property and equipment, net	111,429	19,135	—	130,564
Operating lease right-of-use assets, net	137,625	18,945	—	156,570
Finance lease right-of-use assets, net	—	365	—	365
Deferred financing costs, net	2,857	—	—	2,857
Investment in guarantor subsidiaries	235,749	—	(235,749)	—
Intangible assets, net	32,948	—	—	32,948
Goodwill	101,916	29,526	—	131,442
Total assets	$1,955,259	$255,100	$(235,749)	$1,974,610
Liabilities and Stockholders’ Equity:
Amounts due under senior secured credit facility	$216,879	$—	$—	$216,879
Accounts payable	56,225	2,628	—	58,853
Manufacturer flooring plans payable	25,201	—	—	25,201
Accrued expenses payable and other liabilities	81,646	(3,264)	—	78,382
Dividends payable	231	(60)	—	171
Senior unsecured notes, net	945,566	—	—	945,566
Operating lease right-of-use liabilities, net	139,768	19,497	—	159,265
Finance lease right-of-use liabilities, net	—	550	—	550
Deferred income taxes	180,126	—	—	180,126
Deferred compensation payable	2,098	—	—	2,098
Total liabilities	1,647,740	19,351	—	1,667,091
Stockholders’ equity	307,519	235,749	(235,749)	307,519
Total liabilities and stockholders’ equity	$1,955,259	$255,100	$(235,749)	$1,974,610

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$135,148	$20,646	$—	$155,794
New equipment sales	42,494	1,453	—	43,947
Used equipment sales	29,522	4,491	—	34,013
Parts sales	23,630	2,590	—	26,220
Services revenues	14,061	1,596	—	15,657
Other	2,343	362	—	2,705
Total revenues	247,198	31,138	—	278,336
Cost of revenues:
Rental depreciation	51,573	7,583	—	59,156
Rental expense	20,202	3,062	—	23,264
Rental other	12,143	2,083	—	14,226
	83,918	12,728	—	96,646
New equipment sales	38,028	1,231	—	39,259
Used equipment sales	20,469	2,813	—	23,282
Parts sales	17,543	1,809	—	19,352
Services revenues	4,679	494	—	5,173
Other	2,305	249	—	2,554
Total cost of revenues	166,942	19,324	—	186,266
Gross profit:
Equipment rentals	51,230	7,918	—	59,148
New equipment sales	4,466	222	—	4,688
Used equipment sales	9,053	1,678	—	10,731
Parts sales	6,087	781	—	6,868
Services revenues	9,382	1,102	—	10,484
Other	38	113	—	151
Gross profit	80,256	11,814	—	92,070
Selling, general and administrative expenses	59,223	8,638	—	67,861
Merger costs	118	—	—	118
Equity in earnings of guarantor subsidiaries	771	—	(771)	—
Gain on sales of property and equipment, net	2,497	397	—	2,894
Income from operations	24,183	3,573	(771)	26,985
Other income (expense):
Interest expense	(12,712)	(2,860)	—	(15,572)
Other, net	584	58	—	642
Total other expense, net	(12,128)	(2,802)	—	(14,930)
Income before income taxes	12,055	771	(771)	12,055
Income tax expense	3,240	—	—	3,240
Net income	$8,815	$771	$(771)	$8,815

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$169,106	$23,196	$—	$192,302
New equipment sales	47,040	6,556	—	53,596
Used equipment sales	30,369	5,759	—	36,128
Parts sales	27,488	4,383	—	31,871
Services revenues	14,141	2,584	—	16,725
Other	(291)	3,266	—	2,975
Total revenues	287,853	45,744	—	333,597
Cost of revenues:
Rental depreciation	53,361	8,073	—	61,434
Rental expense	23,143	3,876	—	27,019
Rental other	17,847	—	—	17,847
	94,351	11,949	—	106,300
New equipment sales	41,179	5,885	—	47,064
Used equipment sales	19,622	3,699	—	23,321
Parts sales	20,220	3,070	—	23,290
Services revenues	4,558	801	—	5,359
Other	361	3,121	—	3,482
Total cost of revenues	180,291	28,525	—	208,816
Gross profit (loss):
Equipment rentals	74,755	11,247	—	86,002
New equipment sales	5,861	671	—	6,532
Used equipment sales	10,747	2,060	—	12,807
Parts sales	7,268	1,313	—	8,581
Services revenues	9,583	1,783	—	11,366
Other	(652)	145	—	(507)
Gross profit	107,562	17,219	—	124,781
Selling, general and administrative expenses	67,858	9,982	—	77,840
Merger costs	148	—	—	148
Equity in earnings of guarantor subsidiaries	4,230	—	(4,230)	—
Gain on sales of property and equipment, net	556	324	—	880
Income from operations	44,342	7,561	(4,230)	47,673
Other income (expense):
Interest expense	(13,886)	(3,381)	—	(17,267)
Other, net	439	50	—	489
Total other expense, net	(13,447)	(3,331)	—	(16,778)
Income before income taxes	30,895	4,230	(4,230)	30,895
Income tax expense	8,281	—	—	8,281
Net income	$22,614	$4,230	$(4,230)	$22,614

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$286,995	$43,318	$—	$330,313
New equipment sales	71,498	3,322	—	74,820
Used equipment sales	56,452	8,779	—	65,231
Parts sales	49,511	6,478	—	55,989
Services revenues	28,243	4,236	—	32,479
Other	4,589	837	—	5,426
Total revenues	497,288	66,970	—	564,258
Cost of revenues:
Rental depreciation	103,538	15,604	—	119,142
Rental expense	42,504	6,329	—	48,833
Rental other	26,236	4,795	—	31,031
	172,278	26,728	—	199,006
New equipment sales	63,822	2,863	—	66,685
Used equipment sales	38,290	5,430	—	43,720
Parts sales	36,672	4,583	—	41,255
Services revenues	9,367	1,346	—	10,713
Other	4,678	648	—	5,326
Total cost of revenues	325,107	41,598	—	366,705
Gross profit (loss):
Equipment rentals	114,717	16,590	—	131,307
New equipment sales	7,676	459	—	8,135
Used equipment sales	18,162	3,349	—	21,511
Parts sales	12,839	1,895	—	14,734
Services revenues	18,876	2,890	—	21,766
Other	(89)	189	—	100
Gross profit	172,181	25,372	—	197,553
Selling, general and administrative expenses	128,752	18,733	—	147,485
Impairment of goodwill	61,994	—	—	61,994
Merger costs	158	—	—	158
Equity in earnings of guarantor subsidiaries	1,678	—	(1,678)	—
Gain on sales of property and equipment, net	6,270	888	—	7,158
Income (loss) from operations	(10,775)	7,527	(1,678)	(4,926)
Other income (expense):
Interest expense	(25,647)	(5,955)	—	(31,602)
Other, net	1,166	106	—	1,272
Total other expense, net	(24,481)	(5,849)	—	(30,330)
Income (loss) before income taxes	(35,256)	1,678	(1,678)	(35,256)
Income tax benefit	(7,103)	—	—	(7,103)
Net income (loss)	$(28,153)	$1,678	$(1,678)	$(28,153)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$323,965	$44,466	$—	$368,431
New equipment sales	99,616	13,083	—	112,699
Used equipment sales	55,580	10,182	—	65,762
Parts sales	54,042	8,257	—	62,299
Services revenues	27,307	4,986	—	32,293
Other	(224)	5,975	—	5,751
Total revenues	560,286	86,949	—	647,235
Cost of revenues:
Rental depreciation	102,623	15,959	—	118,582
Rental expense	44,295	7,492	—	51,787
Rental other	34,122	—	—	34,122
	181,040	23,451	—	204,491
New equipment sales	87,639	11,524	—	99,163
Used equipment sales	35,833	6,500	—	42,333
Parts sales	39,812	5,767	—	45,579
Services revenues	8,841	1,522	—	10,363
Other	860	5,965	—	6,825
Total cost of revenues	354,025	54,729	—	408,754
Gross profit (loss):
Equipment rentals	142,925	21,015	—	163,940
New equipment sales	11,977	1,559	—	13,536
Used equipment sales	19,747	3,682	—	23,429
Parts sales	14,230	2,490	—	16,720
Services revenues	18,466	3,464	—	21,930
Other	(1,084)	10	—	(1,074)
Gross profit	206,261	32,220	—	238,481
Selling, general and administrative expenses	136,413	20,074	—	156,487
Merger costs	267	—	—	267
Equity in earnings of guarantor subsidiaries	5,955	—	(5,955)	—
Gain on sales of property and equipment, net	1,263	358	—	1,621
Income from operations	76,799	12,504	(5,955)	83,348
Other income (expense):
Interest expense	(27,448)	(6,674)	—	(34,122)
Other, net	896	125	—	1,021
Total other expense, net	(26,552)	(6,549)	—	(33,101)
Income before income taxes	50,247	5,955	(5,955)	50,247
Income tax expense	13,390	—	—	13,390
Net income	$36,857	$5,955	$(5,955)	$36,857

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(28,153)	$1,678	$(1,678)	$(28,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	11,934	2,835	—	14,769
Depreciation of rental equipment	103,538	15,604	—	119,142
Amortization of finance lease right-of-use assets	—	81	—	81
Amortization of intangible assets	2,002	—	—	2,002
Amortization of deferred financing costs	504	—	—	504
Accretion of note discount, net of premium amortization	238	—	—	238
Non-cash operating lease expense	5,695	65	—	5,760
Impairment of goodwill	61,994	—	—	61,994
Provision for losses on accounts receivable	2,725	225	—	2,950
Provision for inventory obsolescence	12	—	—	12
Change in deferred income taxes	(7,211)	—	—	(7,211)
Stock-based compensation expense	2,656	—	—	2,656
Gain from sales of property and equipment, net	(6,270)	(888)	—	(7,158)
Gain from sales of rental equipment, net	(17,912)	(3,312)	—	(21,224)
Equity in earnings of guarantor subsidiaries	(1,678)	—	1,678	—
Changes in operating assets and liabilities:
Receivables	35,176	7,588	—	42,764
Inventories	(10,995)	(1,402)	—	(12,397)
Prepaid expenses and other assets	(8,454)	(86)	—	(8,540)
Accounts payable	13,474	603	—	14,077
Manufacturer flooring plans payable	(8,524)	—	—	(8,524)
Accrued expenses payable and other liabilities	(12,203)	(1,123)	—	(13,326)
Deferred compensation payable	50	—	—	50
Net cash provided by operating activities	138,598	21,868	—	160,466
Cash flows from investing activities:
Purchases of property and equipment	(11,666)	(1,845)	—	(13,511)
Purchases of rental equipment	(57,228)	1,780	—	(55,448)
Proceeds from sales of property and equipment	8,978	1,412	—	10,390
Proceeds from sales of rental equipment	51,174	8,582	—	59,756
Investment in subsidiaries	31,673	—	(31,673)	—
Net cash provided by investing activities	22,931	9,929	(31,673)	1,187
Cash flows from financing activities:
Borrowings on senior secured credit facility	496,011	—	—	496,011
Payments on senior secured credit facility	(645,329)	—	—	(645,329)
Dividends paid	(19,737)	(4)	—	(19,741)
Purchases of treasury stock	(470)	—	—	(470)
Payments on finance lease obligations	—	(120)	—	(120)
Capital contributions	—	(31,673)	31,673	—
Net cash used in financing activities	(169,525)	(31,797)	31,673	(169,649)
Net decrease in cash	(7,996)	—	—	(7,996)
Cash, beginning of period	14,247	—	—	14,247
Cash, end of period	$6,251	$—	$—	$6,251

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$36,857	$5,955	$(5,955)	$36,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,993	1,634	—	13,627
Depreciation of rental equipment	102,623	15,959	—	118,582
Amortization of finance lease right-of-use assets	—	81	—	81
Amortization of intangible assets	2,049	—	—	2,049
Amortization of deferred financing costs	504	—	—	504
Accretion of note discount, net of premium amortization	239	—	—	239
Non-cash operating lease expense	5,206	67	—	5,273
Provision for losses on accounts receivable	2,197	283	—	2,480
Provision for inventory obsolescence	115	—	—	115
Change in deferred income taxes	12,239	—	—	12,239
Stock-based compensation expense	2,023	—	—	2,023
Gain from sales of property and equipment, net	(1,263)	(358)	—	(1,621)
Gain from sales of rental equipment, net	(19,568)	(3,671)	—	(23,239)
Equity in earnings of guarantor subsidiaries	(5,955)	—	5,955	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	840	3,924	—	4,764
Inventories	(49,636)	(6,361)	—	(55,997)
Prepaid expenses and other assets	(2,887)	(82)	—	(2,969)
Accounts payable	16,782	(190)	—	16,592
Manufacturer flooring plans payable	1,888	(488)	—	1,400
Accrued expenses payable and other liabilities	723	1,175	—	1,898
Deferred compensation payable	55	—	—	55
Net cash provided by operating activities	117,024	17,928	—	134,952
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(106,746)	—	—	(106,746)
Purchases of property and equipment	(15,723)	(2,845)	—	(18,568)
Purchases of rental equipment	(153,724)	(20,950)	—	(174,674)
Proceeds from sales of property and equipment	1,777	396	—	2,173
Proceeds from sales of rental equipment	51,799	9,869	—	61,668
Investment in subsidiaries	4,337	—	(4,337)	—
Net cash used in investing activities	(218,280)	(13,530)	(4,337)	(236,147)
Cash flows from financing activities:
Borrowings on senior secured credit facility	797,029	—	—	797,029
Payments on senior secured credit facility	(685,080)	—	—	(685,080)
Dividends paid	(19,667)	(3)	—	(19,670)
Purchases of treasury stock	(387)	—	—	(387)
Payments of deferred financing costs	(559)	—	—	(559)
Payments of finance lease obligations	(56)	(58)	—	(114)
Capital contributions	—	(4,337)	4,337	—
Net cash provided by (used in) financing activities	91,280	(4,398)	4,337	91,219
Net decrease in cash	(9,976)	—	—	(9,976)
Cash, beginning of period	16,677	—	—	16,677
Cash, end of period	6,701	—	—	6,701

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2020, and its results of operations for the three and six month periods ended June 30, 2020, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

The outbreak of the COVID-19 pandemic continues to affect the United States of America and the world, including in the primary regions we operate. Many State Governors have issued temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. While we are considered an essential business pursuant to the various Executive Orders, if repercussions of the outbreak are prolonged, it could have a significant adverse impact to the underlying industries of some of our customers or in some or all of the primary markets in which we operate, including our customers in the oil and gas industry. To date, our branch locations remain operational and we have not incurred any significant interruptions to our day-to-day operations or supply chain, except most of our corporate employees are working remotely. In response to the COVID-19 pandemic, we proactively implemented certain measures to strengthen cash flow, manage costs, strengthen liquidity and enhance employee safety. These measures included the reduction of payroll costs, a reduction in capital expenditures and other discretionary spending, the elimination of most business travel and restriction of visitors to our corporate office, enhanced cleaning and disinfection procedures at our corporate office and branch locations, promotion of social distancing and the wearing of face coverings (masks) at our corporate office and branch locations, and requirements for employees to work from home where possible.

As the impact of COVID-19 became more widespread in March 2020, our equipment rental utilization and sales volumes began to decline from February 2020 levels and this decline continued through mid-April, where we began to see utilization and sales levels stabilize and improve for the remainder of the second quarter and into early July. However, the timing and the extent of any continued recovery, or subsequent contraction, in our equipment rental utilization and sales volumes cannot be reasonably estimated at this time. As such, the extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the duration and spread of the outbreak, the impact on capital and financial markets, governmental limitations on business operations generally, and its and their impact on potential customers, employees, vendors and distribution partners, all of which cannot be reasonably predicted at this time. For a discussion of liquidity, see Liquidity and Capital Resources below.

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

As of July 28, 2020, we operated 96 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and six month periods ended June 30, 2020. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, long-lived assets and income taxes.

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

For additional information about our business segments, see note 12 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals for the periods presented in this Quarterly Report on Form 10-Q account for more than half of our total revenues. For the six month period ended June 30, 2020, approximately 58.5% of our total revenues were attributable to equipment rentals, 13.3% of our total revenues were attributable to new equipment sales, 11.6% were attributable to used equipment sales, 9.9% were attributable to parts sales, 5.8% were attributable to our services revenues and 0.9% were attributable to non-segmented other revenues.

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

Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) a percentage of original equipment cost, and (2) the number of rental equipment units available for rent), rental rate trends and targets, rental equipment dollar utilization and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional and district quality control managers and our parts and services operations.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2020, our total cost of revenues was approximately $366.7 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2020, our selling, general and administrative expenses were $147.5 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

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

Principal Cash Flows

We generate cash primarily from our operating activities and, historically, we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under the Credit Facility as the primary sources of funds to purchase inventory and to fund working capital and capital expenditures, growth and expansion opportunities (see also Liquidity and Capital Resources below). Our management of working capital is closely tied to operating cash flows, as working capital can be significantly impacted by, among other things, our accounts receivable activities, the level of new and used equipment inventories, which may increase or decrease in response to current and expected demand, and the size and timing of our trade accounts payable payment cycles.

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2020 was $1.1 billion, or approximately 63.7% of our total assets. Our rental fleet as of June 30, 2020 consisted of 42,364 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.9 billion. As of June 30, 2020, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	22,411	52.9%	$716.3	38.0%	46.0
Cranes	214	0.5%	81.3	4.3%	57.9
Earthmoving	4,792	11.3%	432.9	22.9%	25.6
Material Handling(1)	6,914	16.3%	528.6	28.0%	39.5
Other	8,033	19.0%	128.0	6.8%	27.2
Total	42,364	100.0%	$1,887.1	100.0%	39.1

_______________

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

The original acquisition cost of our gross rental fleet decreased by approximately $55.7 million, or 2.9%, for the six month period ended June 30, 2020, largely reflective of a decrease in rental fleet capital expenditures. The average age of our rental fleet equipment increased by approximately 2.8 months for the six month period ended June 30, 2020. Our average rental rates for the six month period ended June 30, 2020 were 1.6% lower than last year. This average rental rate change reflects a change in calculation methodology. We have adjusted our methodology for calculating average rental rates based on the American Rental Association’s calculation methodology, which we believe is a more widely-used calculation methodology in our industry and provides greater industry comparability relative to our prior calculation of average rental rates. See further discussion on rental rates in “Results of Operations” below.

The rental equipment mix among our four core product lines for the six month period ended June 30, 2020 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

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

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions in recent years have been a meaningful driver of growth in our revenues. Conversely, declines in oil and natural gas prices and the related downturn in oil industry activities can result in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Most recently, in the first quarter of 2020, worldwide crude oil and natural gas prices sharply declined as a result of the lack of agreement on production levels by members of the Organization of the Petroleum Exporting Countries and other oil- and gas-producing countries, which has resulted in production outstripping the demand for oil and natural gas. Additionally, the effects of the COVID-19 outbreak, has decreased demand for oil and gas products as companies and other organizations have suspended or curtailed operations and travel. Although worldwide crude oil and natural gas prices have partially recovered from the first quarter decline, we believe the uncertainty regarding future oil and natural gas prices continues to impact customer capital expenditure decisions.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six month periods ended June 30, 2020 and 2019. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2020	2019	Decrease	Decrease
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$140,776	$173,837	$(33,061)	(19.0)%
Rentals other	15,018	18,465	(3,447)	(18.7)%
Total equipment rentals	155,794	192,302	(36,508)	(19.0)%
New equipment sales	43,947	53,596	(9,649)	(18.0)%
Used equipment sales	34,013	36,128	(2,115)	(5.9)%
Parts sales	26,220	31,871	(5,651)	(17.7)%
Services revenues	15,657	16,725	(1,068)	(6.4)%
Non-Segmented revenues	2,705	2,975	(270)	(9.1)%
Total revenues	$278,336	$333,597	$(55,261)	(16.6)%

Total Revenues. Our total revenues were approximately $278.3 million for the three month period ended June 30, 2020 compared to $333.6 million for the three month period ended June 30, 2019, a decrease of $55.3 million, or 16.6%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three month period ended June 30, 2020 decreased approximately $36.5 million, or 19.0%, to $155.8 million from $192.3 million in the three month period ended June 30, 2019. The decrease in equipment rental revenues was largely due to decreased demand from the impact of the COVID-19 economic downturn.

Rentals: Rental revenues decreased $33.1 million, or 19.0%, to $140.8 million for the three month period ended June 30, 2020 compared to $173.8 million for the three month period ended June 30, 2019. Rental revenues from aerial work platform equipment decreased $13.9 million, material handling equipment decreased $7.5 million and other equipment rental revenues decreased $5.7 million. Earthmoving equipment rental revenues and crane rental revenues decreased $4.6 million and $1.3 million, respectively. These product line equipment rental revenue fluctuations do not include the impact of legacy WRI equipment rental revenues for April 2019.

Our average rental rates for the three month period ended June 30, 2020 decreased 2.8% compared to the same three month period last year and decreased approximately 2.8% from the three month period ended March 31, 2020. Our average rental rates for the three month period ended June 30, 2019 do not include April 2019 rental rate data for legacy WRI operations. These average rental rate changes reflect a change in calculation methodology. We have adjusted our methodology for calculating average rental rates based on the American Rental Association’s calculation methodology, which we believe is a more widely-used calculation methodology in our industry and provides greater industry comparability relative to our prior calculation of average rental rates.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2020 was 29.6% compared to 36.5% in the three month period ended June 30, 2019, a decrease of 6.9%. The decrease in comparative rental equipment dollar utilization was the result of the decrease in equipment rental rates as noted above, combined with a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 59.5% for the three month period ended June 30, 2020 compared to 71.2% in the three month period ended June 30, 2019, a decrease of 11.7%.  The decrease in rental equipment time utilization as a percentage of original equipment cost was largely due to the effects of the COVID-19 pandemic on economic activity.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three month period ended June 30, 2020 were $15.0 million compared to $18.5 million for the three month period ended June 30, 2019, a decrease of $3.4 million, or 18.7%, primarily due to the decrease in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2020 decreased $9.6 million, or 18.0%, to $43.9 million from $53.6 million for the three month period ended June 30, 2019. This decrease was largely due to an $11.2 million decrease in new crane sales, reflecting continuing uncertainty related to oil and gas prices, a $2.6 million decrease in other new equipment sales and a $1.5 million decrease in new material handling equipment sales, reflecting the uncertainty surrounding the COVID-19 pandemic. These decreases were partially offset by a $6.4 million increase in new earthmoving equipment sales.

Used Equipment Sales Revenues. Our used equipment sales decreased $2.1 million, or 5.9%, to $34.0 million for the three month period ended June 30, 2020, from $36.1 million for the same three month period in 2019. This decrease was driven by a $2.4 million decrease in used aerial work platform equipment sales, a $1.9 million decrease in used material handling equipment sales and a $0.8 million decrease in used crane equipment sales, which was partially offset by a $1.8 million increase in used earthmoving equipment sales and a $1.0 million increase in used other equipment sales.

Parts Sales Revenues. Our parts sales revenues for the three month period ended June 30, 2020 decreased $5.7 million, or 17.7%, to $26.2 million from approximately $31.9 million for the same three month period last year. The decrease in parts sales was attributable to decreases across all equipment parts sales.

Services Revenues. Our services revenues for the three month period ended June 30, 2020 decreased $1.1 million, or 6.4%, to $15.7 million from $16.7 million for the same three month period last year. The decrease is primarily due to decreases in crane and earthmoving equipment services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended June 30, 2020, our other revenues were approximately $2.7 million, a decrease of $0.3 million, or 9.1%, from $3.0 million in the same three month period in 2019.

Gross Profit.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$58,356	$85,384	$(27,028)	(31.7)%
Rentals other	792	618	174	28.2%
Total equipment rentals	59,148	86,002	(26,854)	(31.2)%
New equipment sales	4,688	6,532	(1,844)	(28.2)%
Used equipment sales	10,731	12,807	(2,076)	(16.2)%
Parts sales	6,868	8,581	(1,713)	(20.0)%
Services revenues	10,484	11,366	(882)	(7.8)%
Non-Segmented revenues gross profit (loss)	151	(507)	658	129.8%
Total gross profit	$92,070	$124,781	$(32,711)	(26.2)%

Total Gross Profit. Our total gross profit was $92.1 million for the three month period ended June 30, 2020 compared to $124.8 million for the same three month period in 2019, a decrease of $32.7 million, or 26.2%. Total gross profit margin for the three month period ended June 30, 2020 was approximately 33.1%, a decrease of 4.3% from the 37.4% gross profit margin for the same three month period in 2019. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three month period ended June 30, 2020 decreased approximately $26.9 million, or 31.2%, to $59.1 million from $86.0 million in the same three month period in 2019. Total gross profit margin from equipment rentals for the three month periods ended June 30, 2020 and 2019 was approximately 38.0% and 44.7%, respectively, a decrease of 6.7%.

Rentals: Rental revenues gross profit decreased $27.0 million, or 31.7%, to $58.4 million for the three month period ended June 30, 2020 compared to $85.4 million for the same three month period in 2019. The gross profit decrease was the result of a $33.1 million decrease in equipment rental revenues for the three month period ended June 30, 2020 compared to the same period last year, which was partially offset by a $2.3 million decrease in rental equipment depreciation expense and a $3.8 million decrease in rental expenses. The decreases in both depreciation expense and rental expenses are primarily due to a smaller fleet size in 2020 compared to 2019. The original acquisition cost of our rental fleet at June 30, 2020 decreased $43.8 million, or 2.3%, from June 30, 2019.

Gross profit margin on equipment rentals for the three month periods ended June 30, 2020 and June 30, 2019 was approximately 41.5% and 49.1%, respectively. Depreciation expense was 42.0% of equipment rental revenues for the three month period ended June 30, 2020 compared to 35.3% for the same period in 2019, an increase of 6.7%. As a percentage of revenues, rental expenses were 16.5% for the three month period ended June 30, 2020 compared to 15.5% for the same period last year, an increase of 1.0%. These increases in depreciation expense and rental expenses as a percentage of equipment rental revenues are largely due to the decline in rental revenues in the comparative periods.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three month period ended June 30, 2020 was $0.8 million compared to $0.6 million for the same period in 2019, an increase of $0.2 million. Gross profit margin was 5.3% for the three month period ended June 30, 2020 compared to 3.3% for the same period last year, an increase of 2.0%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2020 decreased $1.8 million, or 28.2%, to $4.7 million compared to $6.5 million for the same three month period in 2019 on a total new equipment sales decrease of $9.6 million. Gross profit margin on new equipment sales was 10.7% for the three month period ended June 30, 2020, compared to 12.2% for the same period last year, a decrease of 1.5%. The decrease in gross profit margin was primarily due to the mix of new equipment sold and lower gross margins on new crane and new earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2020 decreased $2.1 million, or 16.2%, to $10.7 million from $12.8 million in the same period in 2019 on a used equipment sales decrease of $2.1 million. Gross profit margin on used equipment sales for the three month period ended June 30, 2020 was approximately 31.6%, down 3.8% from 35.4% for the same three month period in 2019, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised 90.3% and 92.4% of our used equipment sales for the three month periods ended June 30, 2020 and 2019, respectively, were approximately 153.2% and 160.8% of net book value for the three month periods ended June 30, 2020 and 2019, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended June 30, 2020 was approximately $6.9 million, a decrease of $1.7 million, or 20.0%, from gross profit of $8.6 million for the same period last year on a parts sales decrease of $5.7 million. Gross profit margin for the three month period ended June 30, 2020 was 26.2%, a decrease of 0.7%, compared to a gross margin of 26.9% for the three month period ended June 30, 2019. The decrease in parts sales gross margin is due to the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended June 30, 2020, our services revenues gross profit decreased $0.9 million, or 7.8%, to approximately $10.5 million from $11.4 million for the same three month period in 2019 on a $1.1 million decrease in services revenues. Gross profit margin for the three month period ended June 30, 2020 was 67.0%, a decrease of 1.0% from approximately 68.0% in the same three month period in 2019, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended June 30, 2020, our other revenues gross profit was approximately $0.2 million compared to a gross loss of $0.5 million in the same period in 2019, an increase of $0.7 million.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses decreased $9.9 million, or 12.8%, to $67.9 million for the three month period ended June 30, 2020 compared to $77.8 million for the three month period ended June 30, 2019. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses decreased $9.9 million, primarily as a result of lower commissions and incentive pay combined with headcount reductions and reduced employee hours in response to COVID-19’s impact to our business. Promotional expenses and supplies costs decreased $1.0 million and $0.8 million, respectively, due to additional cost-saving measures. Facility rent expenses and repairs and maintenance costs decreased $0.3 million. Partially offsetting these decreases was a $2.0 million increase in liability insurance costs.

Approximately $1.0 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2019 with less than three months of comparable operations in either or both of the three month periods ended June 30, 2020 and 2019. SG&A expenses as a percentage of total revenues for the three month periods ended June 30, 2020 and 2019 were 24.4% and 23.3%, respectively.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $2.9 million for the three month period ended June 30, 2020 compared to $0.9 million for the same period last year, an increase of $2.0 million. This increase is primarily due to a gain on a company-owned closed property and other gains on the sale of property and equipment in the normal course of business.

Other Income (Expense). For the three month period ended June 30, 2020, our net other expenses decreased approximately $1.8 million to $14.9 million compared to $16.8 million for the same three month period in 2019, primarily as a result of lower interest expense. Interest expense decreased $1.7 million to $15.6 million for the three month period ended June 30, 2020 compared to $17.3 million for the same period last year. The decrease in interest expense was due primarily to a decrease in our average borrowings under the Credit Facility for the three month period ended June 30, 2020 compared to the same period last year.

Income Taxes. We recorded income tax expense of $3.2 million for the three month period ended June 30, 2020 compared to income tax expense of $8.3 million for the three month period ended June 30, 2019. Our effective income tax rate for the three month period ended June 30, 2020 was 26.9% compared to 26.8% for the same period in 2019.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”). The income tax related provisions of the CARES Act did not have a material impact to our recorded income tax expense for the three month period ended June 30, 2020. See note 11 in this Quarterly Report on Form 10-Q for a discussion of the CARES Act’s favorable cash impact to our liquidity. We are continuing to evaluate any further impact that the CARES Act may have on the Company's future operations, financial position, and liquidity.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2020 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$299,394	$333,497	$(34,103)	(10.2)%
Rentals other	30,919	34,934	(4,015)	(11.5)%
Total equipment rentals	330,313	368,431	(38,118)	(10.3)%
New equipment sales	74,820	112,699	(37,879)	(33.6)%
Used equipment sales	65,231	65,762	(531)	(0.8)%
Parts sales	55,989	62,299	(6,310)	(10.1)%
Services revenues	32,479	32,293	186	0.6%
Non-Segmented revenues	5,426	5,751	(325)	(5.7)%
Total revenues	$564,258	$647,235	$(82,977)	(12.8)%

Total Revenues. Our total revenues were approximately $564.3 million for the six month period ended June 30, 2020 compared to $647.2 million for the six month period ended June 30, 2019, a decrease of $83.0 million, or 12.8%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the six month period ended June 30, 2020 decreased $38.1 million, or 10.3%, to $330.3 million from $368.4 million in the six month period ended June 30, 2019. The decrease in equipment rental revenues was largely due to decreased demand from the impact from the COVID-19 economic downturn.

Rentals: Rental revenues decreased $34.1 million, or 10.2%, to $299.4 million for the six month period ended June 30, 2020 compared to $333.5 million for the six month period ended June 30, 2019. Rental revenues from aerial work platform equipment decreased $16.3 million, material handling equipment decreased $6.8 million, other equipment decreased $4.6 million and crane equipment decreased $2.1 million. These decreases are partially offset by a $0.4 million increase of earthmoving equipment rentals. These product line equipment rental revenue fluctuations do not include the impact of legacy WRI equipment rental revenues of approximately $4.7 million for the prior year period.

Our average rental rates for the six month period ended June 30, 2020 decreased 1.6% compared to last year. Our average rental rates do not include the impact of legacy WRI equipment rental revenues for February through April 2019. This average rental rate change reflects a change in calculation methodology. We have adjusted our methodology for calculating average rental rates based on the American Rental Association’s calculation methodology, which we believe is a more widely-used calculation methodology in our industry and provides greater industry comparability relative to our prior calculation of average rental rates.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2020 was 31.4% compared to 35.9% in the six month period ended June 30, 2019, a decrease of 4.5%. The decrease in comparative rental equipment dollar utilization was the result of the decrease in equipment rental rates as noted above and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 61.9% for the six month period ended June 30, 2020 compared to 70.6% in the six month period ended June 30, 2019, a decrease of 8.7%.  The decrease in rental equipment time utilization as a percentage of original equipment cost was largely due to the decrease in demand due to the economic downturn surrounding the COVID-19 pandemic.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the six month period ended June 30, 2020 were $30.9 million compared to $34.9 million for the six month period ended June 30, 2019, a decrease of $4.0 million, or 11.5%, primarily due to the decreases in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2020 decreased $37.9 million, or 33.6%, to $74.8 million from $112.7 million for the six month period ended June 30, 2019. This decrease, as noted below, was driven primarily by decreased sales of new cranes from continuing uncertainty related to oil and gas prices, and decreases in sales of our other product lines as customers began to delay, and in some cases, cancel large capital purchases due to the uncertainty surrounding the COVID-19 pandemic. Sales of new cranes decreased $23.0 million and material handling equipment decreased $5.2 million. Sales of new other equipment sales, new earthmoving equipment sales and new aerial work platform equipment sales decreased $5.0 million, $3.4 million and $1.3 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales decreased $0.5 million, or 0.8%, to $65.2 million for the six month period ended June 30, 2020, from approximately $65.8 million for the same six month period in 2019. Sales of used aerial work platform equipment decreased $4.0 million and sales of used cranes and used material handling equipment decreased $2.3 million and $1.9 million, respectively. Partially offsetting these decreases were increases in sales of used earthmoving equipment and used other equipment of $6.0 million and $1.7 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the six month period ended June 30, 2020 decreased $6.3 million, or 10.1%, to $56.0 million from $62.3 million for the same six month period last year. The decrease in parts sales was primarily attributable to decreases in all equipment parts sales across all product lines.

Services Revenues. Our services revenues for the six month period ended June 30, 2020 increased $0.2 million, or 0.6%, to approximately $32.5 million from $32.3 million for the same six month period last year.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the six month periods ended June 30, 2020 and 2019, our non-segmented other revenues were approximately $5.4 million and $5.8 million, respectively.

Gross Profit.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$131,419	$163,128	$(31,709)	(19.4)%
Rentals other	(112)	812	(924)	(113.8)%
Total equipment rentals	131,307	163,940	(32,633)	(19.9)%
New equipment sales	8,135	13,536	(5,401)	(39.9)%
Used equipment sales	21,511	23,429	(1,918)	(8.2)%
Parts sales	14,734	16,720	(1,986)	(11.9)%
Services revenues	21,766	21,930	(164)	(0.7)%
Non-Segmented revenues gross profit (loss)	100	(1,074)	1,174	109.3%
Total gross profit	$197,553	$238,481	$(40,928)	(17.2)%

Total Gross Profit. Our total gross profit was $197.6 million for the six month period ended June 30, 2020 compared to $238.5 million for the same six month period in 2019, a decrease of $40.9 million, or 17.2%. Total gross profit margin for the six month period ended June 30, 2020 was approximately 35.0%, a decrease of 1.8% from the 36.8% gross profit margin for the same six month period in 2019. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the six month period ended June 30, 2020 decreased $32.7 million, or 19.9%, to $131.3 million from $163.9 million in the same six month period in 2019. Total gross profit margin from equipment rentals for the six month period ended June 30, 2020 was approximately 39.8% compared to 44.5% for the same period in 2019, a decrease of 4.7%.

Rentals: Rental revenues gross profit decreased $31.7 million, or 19.4%, to $131.4 million for the six month period ended June 30, 2020 compared to $163.1 million for the same six month period in 2019. The gross profit decrease was the result of a $34.1 million decrease in equipment rental revenues for the six month period ended June 30, 2020 compared to the same period last year and a $0.6 million increase in rental depreciation, which was partially offset by a $3.0 million decrease in rental expenses

Gross profit margin on equipment rentals for the six month period ended June 30, 2020 was approximately 43.9% compared to 48.9% for the same period in 2019, a decrease of 5.0%. Depreciation expense was 39.8% of equipment rental revenues for the six month period ended June 30, 2020 compared to 35.6% for the same period in 2019, an increase of approximately 4.2%. As a percentage of revenues, rental expenses were 16.3% for the six month period ended June 30, 2020 compared to 15.5% for the same period last year, an increase of approximately 0.8%, resulting primarily from the decrease in rental revenues.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the six month period ended June 30, 2020 was $0.1 million compared to gross profit of $0.8 million for the same period in 2019, a decrease of $0.9 million. Gross loss margin was 0.4% for the six month period ended June 30, 2020 compared to a gross profit margin of 2.3% for the same period last year, a decrease of 2.7%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2020 decreased $5.4 million, or 39.9%, to $8.1 million compared to approximately $13.5 million for the same six month period in 2019 on a total new equipment sales decrease of $37.9 million. Gross profit margin on new equipment sales was 10.9% for the six month period ended June 30, 2020, compared to 12.0% for the same period last year, a decrease of 1.1%. The decrease in gross profit margin was primarily due to the mix of new equipment sold combined with lower gross margins on new crane sales and new earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2020 decreased $1.9 million, or 8.2%, to $21.5 million from $23.4 million in the same period in 2019 on a used equipment sales decrease of $0.5 million. Gross profit margin on used equipment sales for the six month period ended June 30, 2020 was approximately 33.0%, down 2.6% from 35.6% for the same six month period in 2019, primarily as a result of the mix of used equipment sold and lower used earthmoving equipment, used aerial work platform equipment and used crane sales gross margins. Our used equipment sales from the rental fleet, which comprised 91.6% and 93.8% of our used equipment sales for the six month periods ended June 30, 2020 and 2019, respectively, were approximately 155.1%  and 160.5% of net book value for the six month periods ended June 30, 2020 and 2019, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the six month period ended June 30, 2020 was $14.7 million, a decrease of $2.0 million, or 11.9%, from gross profit of $16.7 million for the same period last year on a parts sales decrease of $6.3 million. Gross profit margin for the six month period ended June 30, 2020 was 26.3% compared to 26.8% for the same period in 2019, a decrease of 0.5%, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the six month period ended June 30, 2020, our services revenues gross profit decreased $0.2 million, or 0.7%, to $21.8 million from $21.9 million for the same six month period in 2019 on a $0.2 million increase in services revenues. Gross profit margin for the six month period ended June 30, 2020 was 67.0%, a decrease of 0.9% from approximately 67.9% in the same six month period in 2019, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the six month period ended June 30, 2020, our other revenues gross profit was $0.1 million compared to a gross loss of $1.1 million in the same period in 2019.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses decreased $9.0 million, or 5.8%, to $147.5 million for the six month period ended June 30, 2020 compared to $156.5 million for the six month period ended June 30, 2019. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses decreased $11.6 million, primarily as a result of lower commissions and incentive pay combined with headcount reductions and reduced employee hours in response to COVID-19’s impact to our business. Supplies cost decreased $1.1 million and promotional expenses decreased $0.9 million. Facility rent expenses and repairs and maintenance costs decreased $0.5 million. These decreases were partially offset by a $3.6 million increase in liability insurance costs, a $1.1 million increase in legal and professional fees, a $0.5 million increase in bad debt expense and a $0.5 million increase in depreciation and amortization expense.

Approximately $1.5 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2019 with less than six months of comparable operations in either or both of the six month periods ended June 30, 2020 and 2019. SG&A expenses as a percentage of total revenues for the six month periods ended June 30, 2020 and 2019 were 26.1% and 24.2%, respectively.

Impairment of Goodwill. Impairment of goodwill incurred in the six month period ended June 30, 2020 was $62.0 million. The impairment related to one of our six reporting units, Equipment Rental Component 2, during the first quarter of 2020. There was no impairment of goodwill for the six month period ended June 30, 2019. See note 2 to the consolidated financial statements for additional information.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $7.2 million for the six month period ended June 30, 2020 compared to $1.6 million for the same period last year, an increase of $5.5 million. This increase is primarily due to a gain on a sale-leaseback transaction in the first quarter of 2020 and a gain on a company-owned closed branch location in the second quarter of 2020.

Other Income (Expense). For the six month period ended June 30, 2020, our net other expenses decreased approximately $2.8 million to $30.3 million compared to $33.1 million for the same six month period in 2019, primarily as a result of lower interest expense. Interest expense decreased approximately $2.5 million to $31.6 million for the six month period ended June 30, 2020 compared to $34.1 million for the same period last year. The decrease in interest expense was due primarily to a decrease in our average borrowings under the Credit Facility for the six month period ended June 30, 2020 compared to the same period last year.

Income Taxes. We recorded an income tax benefit of $7.1 million for the six month period ended June 30, 2020 compared to an income tax expense of $13.4 million for the six month period ended June 30, 2019. Our effective income tax rate for the six month period ended June 30, 2020 was 20.1% compared to 26.6% for the same period in 2019. The decrease in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax.  Our rate for the six month period ended June 20, 2020 includes the impact of 1.6% related to nondeductible goodwill impairment.

On March 27, 2020, President Trump signed into law the CARES Act. The income tax related provisions of the CARES Act did not have a material impact to our recorded income tax benefit for the six month period ended June 30, 2020. See note 11 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of the CARES Act’s favorable cash impact to our liquidity. We are continuing to evaluate any further impact that the CARES Act may have on the Company's future operations, financial position, and liquidity.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2020 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the six month period ended June 30, 2020, the net cash provided by our operating activities was approximately $160.5 million. Our reported net loss of $28.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, impairment of goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $146.3 million. These cash flows from operating activities were also positively impacted by a $42.8 million decrease in accounts receivable and a $14.1 million increase in accounts payable. Partially offsetting these positive cash flows were a $12.4 million increase in inventories, an $8.5 million decrease in manufacturing flooring plans payable, a $13.3 million decrease in accrued expense payable and other liabilities, and an $8.5 million increase in prepaid expenses and other assets.

For the six month period ended June 30, 2019, the net cash provided by our operating activities was approximately $135.0 million. Our reported net income of $36.9 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $169.2 million. These cash flows from operating activities were also positively impacted by a $16.6 million increase in accounts payable, a $1.9 million increase in accrued expense payable and other liabilities, a $4.8 million decrease in accounts receivable and a $1.4 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $56.0 million increase in inventories, and a $3.0 million increase in prepaid expenses and other assets.

Cash flow from investing activities. For the six month period ended June 30, 2020, our net cash provided by our investing activities was approximately $1.2 million. Purchases of rental and non-rental equipment were $69.0 million and proceeds from the sale of rental and non-rental equipment were $70.1 million.

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

Cash flow from financing activities. For the six month period ended June 30, 2020, our net cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $169.6 million. Net payments under our Credit Facility for the six month period ended June 30, 2020 were $149.3 million and dividends paid totaled $19.7 million, or $0.55 per common share. Treasury stock purchases totaled $0.5 million and finance lease principal payments were $0.1 million.

For the six month period ended June 30, 2019, net cash provided by our financing activities was $91.2 million. Net borrowings under our Credit Facility for the six month period ended June 30, 2019 were $111.9 million, which was partially offset by dividends paid totaling $19.7 million, or $0.55 per common share. Payments of deferred financing costs were $0.6 million. Treasury stock purchases totaled $0.4 million and finance lease principal payments were $0.1 million.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At June 30, 2020, we had total borrowings under the Credit Facility of $67.6 million and we could borrow up to $674.7 million and remain in compliance with the debt covenants under the Credit Facility. At July 28, 2020, we had $699.9 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit. We do not anticipate any near-term impacts to our liquidity under the Credit Facility as a result of the COVID-19 pandemic, nor do we anticipate any covenant violations related to the Credit Facility. See also Cash Requirements Related to Operations below.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the six month periods ended June 30, 2020 and 2019 were approximately $73.9 million and $208.3 million, respectively, including $18.4 million and $33.6 million of non-cash transfers from new and used equipment to rental fleet inventory, respectively. Our gross property and equipment capital expenditures for the six month periods ended June 30, 2020 and 2019 were $13.5 million and $18.6 million, respectively. The above comparative capital expenditures are reflective of the significant decreases in our capital expenditures as a result of the downturn in our business and continuing economic uncertainty related to COVID-19.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At December 31, 2019, March 31, 2020 and June 30, 2020, we had available borrowings of $525.4 million, $557.3 million, and $674.7 million, respectively, net of $7.7 million of outstanding letters of credit. At July 28, 2020, we had $699.9 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit. These sequential improvements in the amounts we have available for borrowing under the Credit Facility since December 31, 2019 are substantially due to the decrease in capital expenditures as noted in the preceding paragraph. We expect to maintain capital expenditure discipline for the remainder of 2020, and as a result, we do not expect our liquidity to be materially negatively impacted by the current COVID-19 pandemic.

Quarterly Dividend

On May 19, 2020, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on June 12, 2020, totaling approximately $9.9 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.50% to 1.00%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.  At June 30, 2020, we had outstanding borrowings under the Credit Facility totaling $67.6 million. A 1.0% increase in the interest rate on the Credit Facility would result in an increase of approximately $0.7 million in interest expense on an annualized basis. At July 28, 2020, we had borrowings outstanding totaling approximately $42.4 million, with $699.9 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of June 30, 2020 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. On July 29, 2020, our excess insurance carrier agreed in principle to settle a contingent liability for $6.0 million related to a Company automobile liability claim, subject to Probate Court approval and the execution of a settlement agreement by the claimant and our excess insurance carrier. Pursuant to ASC 450, Contingencies, and other relevant guidance, when the contingency become both probable and estimable, our consolidated balance sheets will reflect a liability for the total amount of estimated claim and an asset for the portion of the claim recoverable through insurance. The gross-up presentation requirement for this claim is not material to our June 30, 2020 condensed consolidated balance sheet or our condensed consolidated statement of cash flows, and it is not reflected in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. Our loss exposure related to this claim is limited to our insurance policy deductible per claim, which is immaterial to our consolidated statement of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A — “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q and other than the risk factors set forth below, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business.

The recent outbreak of coronavirus in China is spreading globally and has adversely affected economic conditions throughout the United States of America and the world, including in the primary regions we operate. Many State Governors have issued temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. While we are considered an essential business pursuant to the various Executive Orders and our branch locations generally remain operational, if repercussions of the outbreak are prolonged, it could have a significant adverse impact to the underlying industries of some of our customers or in some or all of the primary markets in which we operate, including our customers in the oil and natural gas industry. The extent of the ultimate impact of the pandemic on the Company's operational and financial performance and liquidity will depend on various developments, including the duration and spread of the outbreak, governmental limitations on business operations generally, and its and their impact on potential customers, employees, and suppliers vendors and distribution partners, all of which are uncertain and cannot be reasonably predicted at this time. As we cannot predict the duration or scope of the COVID-19 pandemic, any resulting financial impact cannot be reasonably estimated at this time, but is anticipated to have a material adverse impact on our business, results of operations, financial condition and liquidity.

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

H&E EQUIPMENT SERVICES, INC.

Dated: August 4, 2020	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer & President (Principal Executive Officer)

Dated: August 4, 2020	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)