Form 10-Q
period 2020-09-30
H&E Equipment Services, Inc.
filed 2020-10-28
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 21, 2020, there were 36,094,654 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

September 30, 2020

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
•

other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash	$11,997	$14,247
Receivables, net of allowance for doubtful accounts of $4,963 and $5,236, respectively	167,595	192,204
Inventories, net of reserves for obsolescence of $318 and $331, respectively	72,871	85,478
Prepaid expenses and other assets	11,597	10,262
Rental equipment, net of accumulated depreciation of $705,944 and $676,376, respectively	1,078,403	1,217,673
Property and equipment, net of accumulated depreciation and amortization of $160,637 and $156,782, respectively	122,173	130,564
Operating lease right-of-use assets, net of accumulated amortization of $20,497 and $11,197, respectively	165,479	156,570
Finance lease right-of-use assets, net of accumulated amortization of $2,173 and $2,051, respectively	244	365
Deferred financing costs, net of accumulated amortization of $14,944 and $14,419, respectively	2,332	2,857
Intangible assets, net of accumulated amortization of $9,747 and $6,952, respectively	29,953	32,948
Goodwill	68,851	131,442
Total assets	$1,731,495	$1,974,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Amounts due on senior secured credit facility	$17,986	$216,879
Accounts payable	69,805	58,853
Manufacturer flooring plans payable	11,646	25,201
Accrued expenses payable and other liabilities	73,764	78,382
Dividends payable	135	171
Senior unsecured notes, net of unaccreted discount of $2,334 and $2,691 and deferred financing costs of $1,511 and $1,743, respectively	946,155	945,566
Operating lease right-of-use liabilities	168,952	159,265
Finance lease right-of-use liabilities	368	550
Deferred income taxes	178,752	180,126
Deferred compensation payable	2,173	2,098
Total liabilities	1,469,736	1,667,091
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,245,706 and 39,921,838 shares issued at September 30, 2020 and December 31, 2019, respectively, and 36,096,814 and 35,848,089 shares outstanding at September 30, 2020 and December 31, 2019, respectively	401	398
Additional paid-in capital	239,139	235,844
Treasury stock at cost, 4,148,892 and 4,073,749 shares of common stock held at September 30, 2020 and December 31, 2019, respectively	(66,159)	(64,783)
Retained earnings	88,378	136,060
Total stockholders’ equity	261,759	307,519
Total liabilities and stockholders’ equity	$1,731,495	$1,974,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Equipment rentals	$165,849	$204,132	$496,162	$572,563
New equipment sales	37,248	65,010	112,068	177,709
Used equipment sales	40,000	31,180	105,231	96,942
Parts sales	27,853	31,499	83,842	93,798
Services revenues	15,637	18,105	48,116	50,398
Other	2,673	3,071	8,099	8,822
Total revenues	289,260	352,997	853,518	1,000,232
Cost of revenues:
Rental depreciation	58,083	63,065	177,225	181,647
Rental expense	25,628	27,889	74,461	79,676
Rental other	16,816	18,620	47,847	52,742
	100,527	109,574	299,533	314,065
New equipment sales	33,124	57,475	99,809	156,638
Used equipment sales	27,872	21,409	71,592	63,742
Parts sales	20,925	23,171	62,180	68,750
Services revenues	5,198	5,898	15,911	16,261
Other	2,547	3,342	7,873	10,167
Total cost of revenues	190,193	220,869	556,898	629,623
Gross profit	99,067	132,128	296,620	370,609
Selling, general and administrative expenses	70,040	77,296	217,525	233,783
Impairment of goodwill	—	—	61,994	—
Merger costs	150	47	308	314
Gain on sales of property and equipment, net	2,102	718	9,260	2,339
Income from operations	30,979	55,503	26,053	138,851
Other income (expense):
Interest expense	(14,887)	(17,331)	(46,489)	(51,453)
Other, net	990	588	2,262	1,609
Total other expense, net	(13,897)	(16,743)	(44,227)	(49,844)
Income (loss) before provision (benefit) for income taxes	17,082	38,760	(18,174)	89,007
Provision (benefit) for income taxes	6,979	10,329	(124)	23,719
Net income (loss)	$10,103	$28,431	$(18,050)	$65,288
Net income (loss) per common share:
Basic	$0.28	$0.79	$(0.50)	$1.82
Diluted	$0.28	$0.79	$(0.50)	$1.81
Weighted average common shares outstanding:
Basic	36,110	35,893	36,035	35,835
Diluted	36,249	36,046	36,035	36,012
Dividends declared per common share outstanding	$0.275	$0.275	$0.825	$0.825

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(18,050)	$65,288
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,288	20,841
Depreciation of rental equipment	177,225	181,647
Amortization of finance lease right-of-use assets	121	122
Amortization of intangible assets	2,996	3,091
Amortization of deferred financing costs	755	757
Accretion of note discount, net of premium amortization	358	357
Non-cash operating lease expense	10,619	8,021
Impairment of goodwill	61,994	—
Provision for losses on accounts receivable	3,340	4,059
Provision for inventory obsolescence	95	152
Change in deferred income taxes	(1,374)	22,127
Stock-based compensation expense	3,295	3,060
Gain from sales of property and equipment, net	(9,260)	(2,339)
Gain from sales of rental equipment, net	(33,102)	(32,780)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	21,269	(2,045)
Inventories	(7,712)	(39,631)
Prepaid expenses and other assets	(1,355)	(3,098)
Accounts payable	11,549	(16,871)
Manufacturer flooring plans payable	(13,555)	2,259
Accrued expenses payable and other liabilities	(14,478)	(7,492)
Deferred compensation payable	75	82
Net cash provided by operating activities	217,093	207,607
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(106,746)
Purchases of property and equipment	(17,283)	(31,451)
Purchases of rental equipment	(81,426)	(269,150)
Proceeds from sales of property and equipment	12,688	3,085
Proceeds from sales of rental equipment	96,797	89,105
Net cash provided by (used in) investing activities	10,776	(315,157)
Cash flows from financing activities:
Borrowings on senior secured credit facility	729,810	1,174,120
Payments on senior secured credit facility	(928,703)	(1,040,750)
Dividends paid	(29,668)	(29,530)
Purchases of treasury stock	(1,376)	(1,640)
Payments of deferred financing costs	—	(559)
Payments of finance lease obligations	(182)	(172)
Net cash provided by (used in) financing activities	(230,119)	101,469
Net decrease in cash	(2,250)	(6,081)
Cash, beginning of period	14,247	16,677
Cash, end of period	$11,997	$10,596

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental schedule of noncash investing and financing activities:
Accrued acquisition purchase price consideration	$—	$3,432
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$20,224	$38,240
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(42)	$(27)
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$—	$162,814
Finance lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$—	$782
Operating lease assets obtained in exchange for new operating lease liabilities	$18,208	$9,074
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$59,304	$63,312
Income taxes paid (refunds received), net	$(354)	$2,658

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2019, from which the consolidated balance sheet amounts as of December 31, 2019 were derived.

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

COVID-19

The novel coronavirus (“COVID-19”) was first identified in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic and recommended containment and mitigation measures worldwide. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty in our industry. Even as some states have begun to partially or completely lift stay-at-home restriction orders to reopen their economies, several areas of the country are experiencing increases in infection rates relative to the number of positive COVID-19 cases, thereby limiting the pace and extent of any economic recovery that may have otherwise occurred, and certain jurisdictions have begun to re-implement containment restrictions.

We began to experience a decline in revenues in March 2020, when rental and sales volumes declined in response to shelter-in-place orders and other end-user market restrictions. Such declines continued into mid-April, when we began to see improvement in rental and sales volumes in response to an easing of the various market restrictions. These sequential improvements continued through the remainder of the second quarter, throughout the third quarter, and into the early fourth quarter. Even with these recent sequential improvements, our total revenues for the nine month period ended September 30, 2020 were 14.7% lower than those of the same nine month period last year. The extent of any further recovery, or subsequent contraction, in our business volumes from the impact of the COVID-19 pandemic, and the resulting impact to our financial results and liquidity, will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets, and the related impact on our customers.

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

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.  During the three and nine month periods ended September 30, 2020, there were no significant changes to those accounting policies.

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

Under Topic 842, Leases, we account for equipment rental contracts as operating leases. We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, we record unbilled rental revenues and deferred rental revenues at the end of reporting periods so rental revenues earned is appropriately stated for the periods presented.

For additional information related to our revenue recognition policies pursuant to Topic 606 and Topic 842, please see Significant Accounting Policies in note 2 to our Form 10-K for the year ended December 31, 2019. In the table below, revenues as presented in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2020 and 2019 are summarized by type and by the applicable accounting standard.

	Three Month Period Ended September 30,
	2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$142,708	$168	$142,876	$177,287	$305	$177,592
Re-rent revenue	6,546	—	6,546	7,205	—	7,205
Ancillary and other rental revenues:
Delivery and pick-up	—	9,161	9,161	—	10,977	10,977
Other	7,266	—	7,266	8,358	—	8,358
Total ancillary rental revenues	7,266	9,161	16,427	8,358	10,977	19,335
Total equipment rental revenues	156,520	9,329	165,849	192,850	11,282	204,132
New equipment sales	—	37,248	37,248	—	65,010	65,010
Used equipment sales	—	40,000	40,000	—	31,180	31,180
Parts sales	—	27,853	27,853	—	31,499	31,499
Service revenues	—	15,637	15,637	—	18,105	18,105
Other	—	2,673	2,673	—	3,071	3,071
Total revenues	$156,520	$132,740	$289,260	$192,850	$160,147	$352,997

	Nine Month Period Ended September 30,
	2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$431,881	$630	$432,511	$497,709	$824	$498,533
Re-rent revenue	16,306	—	16,306	19,761	—	19,761
Ancillary and other rental revenues:
Delivery and pick-up	—	26,890	26,890	—	30,272	30,272
Other	20,455	—	20,455	23,997	—	23,997
Total ancillary rental revenues	20,455	26,890	47,345	23,997	30,272	54,269
Total equipment rental revenues	468,642	27,520	496,162	541,467	31,096	572,563
New equipment sales	—	112,068	112,068	—	177,709	177,709
Used equipment sales	—	105,231	105,231	—	96,942	96,942
Parts sales	—	83,842	83,842	—	93,798	93,798
Service revenues	—	48,116	48,116	—	50,398	50,398
Other	—	8,099	8,099	—	8,822	8,822
Total revenues	$468,642	$384,876	$853,518	$541,467	$458,765	$1,000,232

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

Receivables and contract assets and liabilities

We manage credit risk associated with our receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for doubtful accounts address our total revenues from Topic 606 and Topic 842.

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

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three and nine month periods ended September 30, 2020 or 2019 that were included in the contract liability balance as of the beginning of such periods.

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

For the interim impairment test as of March 31, 2020, we estimated the fair value of our reporting units by equally weighting results from the income approach and the market approach and we compared those fair values to the carrying values of our four reporting units with carrying values, and determined that our Equipment Rental Component 2 reporting unit had a fair value less than its carrying value, resulting in a $62.0 million impairment charge. The impairment was largely due to Equipment Rental Component 2’s forecasted declines in 2020 rental revenues, which was driven by the decrease in equipment rental demand that began in March 2020 as COVID-19’s impact became more widespread across our geographic footprint, combined with our revenue growth rate and cash flow assumptions for the remaining forecast period under the income approach, and the decline in the fair value of Equipment Rental Component 2 based on the market approach from declining business enterprise values of comparable companies in our industry, resulting in a decrease in revenue and EBITDA multiples of those companies. We determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as of the March 31, 2020 interim impairment testing date as their respective fair values exceeded their respective carrying values by approximately 34%, 90%, and 40%, respectively.

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

The impairment charge is a non-cash item and does not affect our cash flows, liquidity or borrowing capacity under the senior credit facility (the “Credit Facility”), and the charge is excluded from our financial results in evaluating our financial covenant under the Credit Facility.

The changes in the carrying amount of goodwill for our reporting units for the periods ended September 30, 2020 and December 31, 2019 were as follows (amounts in thousands):

	Eq. Rental Comp. 1	Eq. Rental Comp. 2	New Eq. Sales	Used Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2018	$34,297	$42,536	$10,434	$8,461	$8,910	$1,205	$105,843
Increases (1)	14,918	19,775	254	500	2,045	291	37,783
Decreases (2)	—	—	(10,688)	—	—	(1,496)	(12,184)
Balance at December 31, 2019	49,215	62,311	—	8,961	10,955	—	131,442
Decreases (3)	(239)	(317)	—	(8)	(33)	—	(597)
Decreases (4)	—	(61,994)	—	—	—	—	(61,994)
Balance at September 30, 2020	$48,976	$—	$—	$8,953	$10,922	$—	$68,851
(1)	Increases are related to goodwill recognized in the Cobra Equipment Rentals, LLC 2019 acquisition. See footnote 3 for further information.
(2)	Decreases are related to the goodwill impairment calculated as of October 1, 2019.
(3)	Decreases are related to an adjustment during the first quarter of 2020 from the final closing settlement of the Cobra Equipment Rentals, LLC 2019 acquisition.
(4)	Decrease is related to the goodwill impairment calculated as of March 31, 2020.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. ASU 2019-12 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2020, and generally requires prospective adoption. While we continue to evaluate the new guidance of ASU 2019-12, we currently do not expect the guidance to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. Our exposure related to the expected cessation of LIBOR is limited to the interest expense we incur on our Credit Facility. The potential impact from the cessation of LIBOR as a reference rate, as well as the applicability of ASU 2020-04, is not currently estimable.

In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The SEC also amended the disclosure requirements for affiliates whose securities are pledged as collateral for registered securities in Rule 3-16 of Regulation S-X. The disclosure requirements, as amended, are now relocated to newly created Rules 13-01 and 13-02 in Regulation S-X, while the amended eligibility requirements remain in Rule 3-10. The SEC amended its financial disclosure requirements for companies that conduct registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. The SEC also narrowed the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlined the alternative disclosures required in lieu of those statements. Further, the SEC replaced the requirement for separate financial statements of affiliates whose securities are pledged as collateral for registered securities with requirements similar to those adopted for subsidiary issuers and guarantors. Previously, with limited exceptions, a parent entity was required to provide detailed disclosures with regard to guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the new regulations, disclosure exceptions have been expanded and required disclosures may be provided within Management’s Discussion and Analysis of Financial Condition and Results of Operations rather than in the notes to the consolidated financial statements. Further, summarized guarantor balance sheets and income statements are permitted, with the requirement to provide guarantor cash flow statements eliminated. Summarized guarantor financial statements only need be disclosed for the current fiscal year rather than all years presented in the financial statements as was previously required. The rule is effective for periods ending after January 4, 2021, but earlier compliance is permitted. The Company is currently evaluating the impact of the final rules.

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

The aggregate consideration paid to the owners of WRI was approximately $107.9 million. The acquisition and related fees and expenses were funded from borrowings under our Credit Facility. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. The final closing statement was settled during the first quarter of 2020, resulting in a $0.6 million decrease in the total consideration paid and is reflected in the amounts presented in the table below.

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

Pro forma financial information

We completed the We-Rent-It acquisition on February 1, 2019. Therefore, our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2020 and 2019 and included herein, includes We-Rent-It for the period of February 1, 2019 through September 30, 2020. The pro forma information below gives effect to the WRI acquisition as if it had been completed on January 1, 2018 (the WRI pro forma acquisition date).

The pro forma information below is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the tables below are subject to change as additional analysis is performed. Pursuant to ASC 805, Business Combinations, pro forma disclosures should be repeated whenever the year or interim period of the acquisition is presented. Since the WRI acquisition was completed in the first quarter of 2019, the pro forma information below gives effect to the WRI acquisition as if the acquisition occurred on January 1, 2018 (the WRI pro forma acquisition date) for the quarterly periods ended September 30, 2018. The tables below present unaudited pro forma consolidated statements of operations information for the three and nine month periods ended September 30, 2018 as if WRI was included in our consolidated results for the entire period presented.

	(amounts in thousands, except per share data)
	Three Month Period Ended September 30, 2018
	H&E(1)	We-Rent-It	Total
Total revenues	$322,141	$9,809	$331,950
Pretax income	28,971	2,406	31,377
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(1,113)	(1,113)
Intangible asset amortization (3)	—	(353)	(353)
Interest expense (4)	—	(1,416)	(1,416)
Elimination of historic interest expense (5)	—	154	154
Pro forma pretax income (loss)	28,971	(322)	28,649
Income tax expense (benefit)	7,657	(83)	7,574
Net income (loss)	$21,314	$(239)	$21,075
Net income (loss) per share – basic (6)	$0.60	$(0.01)	$0.59
Net income (loss) per share – diluted (6)	$0.59	$(0.01)	$0.59

	(amounts in thousands, except per share data)
	Nine Month Period Ended September 30, 2018
	H&E(1)	Rental Inc.(7)	We-Rent-It	Total
Total revenues	$892,987	$7,408	$27,036	$927,431
Pretax income	69,908	1,020	5,622	76,550
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(749)	(3,339)	(4,088)
Intangible asset amortization (3)	—	(250)	(788)	(1,038)
Interest expense (4)	—	(480)	(4,248)	(4,728)
Elimination of historic interest expense (5)	—	82	360	442
Pro forma pretax income (loss)	69,908	(377)	(2,393)	67,138
Income tax expense (benefit)	18,345	(100)	(620)	17,625
Net income (loss)	$51,563	$(277)	$(1,773)	$49,513
Net income (loss) per share – basic (6)	$1.45	$(0.01)	$(0.05)	$1.39
Net income (loss) per share – diluted (6)	$1.44	$(0.01)	$(0.05)	$1.38

(1)	Amounts presented above for “H&E” are derived from the Company’s consolidated statements of income in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018.

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisition.

(3)	Represents the amortization of the intangible assets acquired in the acquisition.

(4)	Interest expense was adjusted to reflect the additional debt resulting from the acquisition.

(5)	Represents the elimination of historic debt of WRI that is not part of the combined entity.

(6)	Because of the method used in calculating per share data, the summation of entities may not necessarily total to the per share data computed for the total company due to rounding.

(7)	Represents Rental Inc. pro forma operating results for the three month period ended March 31, 2018. We completed the Rental Inc. acquisition on April 1, 2018.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2020 and December 31, 2019 are presented in the table below (amounts in thousands).

	September 30, 2020
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.50% (Level 3)	$11,646	$10,504
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 2)	946,155	990,375

	December 31, 2019
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$25,201	$21,615
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 2)	945,566	995,125

At September 30, 2020 and December 31, 2019, the fair value of our senior unsecured notes due 2025 was based on quoted bond trading market prices for those notes. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures have been calculated based upon market quotes and present value calculations based on market rates.

During the three and nine month periods ended September 30, 2020 and 2019, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate as of September 30, 2020 and December 31, 2019 is disclosed in the above table.

(5) Stockholders’ Equity

The following table summarizes the quarterly activity in Stockholders’ Equity for the periods ended September 30, 2020 and 2019, respectively (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2019	39,921,838	$398	$235,844	$(64,783)	$136,060	$307,519
Stock-based compensation	—	—	1,652	—	—	1,652
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,789)	(9,789)
Issuance of common stock, net of restricted stock forfeitures	98,451	1	—	—	—	1
Repurchase of 26,392 shares of restricted common stock	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	(36,968)	(36,968)
Balances at March 31, 2020	40,020,289	399	237,496	(65,253)	89,303	261,945
Stock-based compensation	—	—	1,004	—	—	1,004
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,896)	(9,896)
Restricted stock forfeitures	(6,732)	—	—	—	—	—
Net income	—	—	—	—	8,815	8,815
Balances at June 30, 2020	40,013,557	399	238,500	(65,253)	88,222	261,868
Stock-based compensation	—	—	639	—	—	639
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,947)	(9,947)
Issuance of common stock, net of restricted stock forfeitures	232,149	2	—	—	—	2
Repurchase of 48,751 shares of restricted common stock	—	—	—	(906)	—	(906)
Net income	—	—	—	—	10,103	10,103
Balances at September 30, 2020	40,245,706	$401	$239,139	$(66,159)	$88,378	$261,759

Balances at December 31, 2018	39,748,562	$396	$231,174	$(63,099)	$88,332	$256,803
Stock-based compensation	—	—	1,188	—	—	1,188
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,793)	(9,793)
Issuance of common stock, net of restricted stock forfeitures	59,510	1	—	—	—	1
Repurchase of 14,272 shares of restricted common stock	—	—	—	(387)	—	(387)
Cumulative effect adjustment pursuant to the adoption of ASC 842	—	—	—	—	(56)	(56)
Net income	—	—	—	—	14,243	14,243
Balances at March 31, 2019	39,808,072	397	232,362	(63,486)	92,726	261,999
Stock-based compensation	—	—	835	—	—	835
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,857)	(9,857)
Restricted stock forfeitures	(2,666)	—	—	—	—	—
Net income	—	—	—	—	22,614	22,614
Balances at June 30, 2019	39,805,406	397	233,197	(63,486)	105,483	275,591
Stock-based compensation	—	—	1,037	—	—	1,037
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,889)	(9,889)
Issuance of common stock, net of restricted stock forfeitures	119,152	1	—	—	—	1
Repurchase of 42,922 shares of restricted common stock	—	—	—	(1,253)	—	(1,253)
Net income	—	—	—	—	28,431	28,431
Balances at September 30, 2019	39,924,558	$398	$234,234	$(64,739)	$124,025	$293,918

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,321,546 shares as of September 30, 2020.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine month period ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2019	377,740	$29.26
Granted	364,981	$18.21
Vested	(200,655)	$25.74
Forfeited	(11,212)	$29.86
Non-vested stock at September 30, 2020	530,854	$22.98

As of September 30, 2020, we had unrecognized compensation expense of approximately $6.1 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.2 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2020 and 2019 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation expense	$639	$1,037	$3,295	$3,060

(7) Income (loss) per Share

Income (loss) per common share for the three and nine month periods ended September 30, 2020 and 2019 are based on the weighted average number of common shares outstanding during the periods. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.9% and 0.8% of total outstanding shares for the three and nine month periods ended September 30, 2020 and 2019, respectively, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine month periods ended September 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic net income (loss) per share:
Net income (loss)	$10,103	$28,431	$(18,050)	$65,288
Weighted average number of common shares outstanding	36,110	35,893	36,035	35,835
Net income (loss) per share of common stock – basic	$0.28	$0.79	$(0.50)	$1.82
Diluted net income (loss) per share:
Net income (loss)	$10,103	$28,431	$(18,050)	$65,288
Weighted average number of common shares outstanding	36,110	35,893	36,035	35,835
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	139	153	—	177
Weighted average number of common shares outstanding – diluted	36,249	36,046	36,035	36,012
Net income (loss) per share of common stock – diluted	$0.28	$0.79	$(0.50)	$1.81
Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	190	90	189	42

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

 As of September 30, 2020, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At September 30, 2020, we had $18.0 million of borrowings outstanding under the Credit Facility and could borrow up to approximately $724.3 million and remain in compliance with the debt covenants under the Credit Facility. At October 21, 2020, we had $742.3 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit.

(9) Senior Unsecured Notes

For further information related to significant terms of the Senior Unsecured Notes, see the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2018	$944,780
Accretion of discount through December 31, 2019	1,539
Amortization of note premium through December 31, 2019	(1,062)
Amortization of deferred financing costs through December 31, 2019	309
Balance at December 31, 2019	$945,566
Accretion of discount through September 30, 2020	1,155
Amortization of note premium through September 30, 2020	(797)
Amortization of deferred financing costs through September 30, 2020	231
Balance at September 30, 2020	$946,155

(10) Leases

We adopted Topic 842 on January 1, 2019. For a discussion of our adoption of Topic 842 and related disclosures, see note 2 and note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

At September 30, 2020, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $165.5 million and net finance lease right-of-use assets of $0.2 million. Our operating lease liabilities at September 30, 2020 were $169.0 million and finance lease liabilities were $0.4 million. The weighted average remaining lease term for operating leases was approximately 9.8 years and the weighted average remaining lease term for finance leases was approximately 1.5 years. The weighted average discount rate for operating and finance leases was approximately 6.6% and 5.9%, respectively.

(11) Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was the quarter ended March 31, 2020. For the nine month period ended September 30, 2020, the CARES Act did not have a material impact on our provision for income taxes. However, certain provisions of the CARES Act did have a favorable cash impact. Specifically, with respect to the elimination of the 80% of taxable income limitation on net operating loss carryforwards that may allow corporate entities to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019 or 2020, we expect to realize a total reduction of approximately $5.4 million of cash taxes paid in 2020. Secondly, taxpayers with alternative minimum tax credits may claim a refund for the entire amount of such credit instead of recovering the credit through refunds over a period of multiple years, as required by the 2017 Tax Cut and Jobs Act, which resulted in a $1.5 million federal tax refund claim for the Company, which we received in June 2020. Lastly, the non-income tax-based provision allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 over the following two years is expected to result in the deferral of approximately $6.7 million of those payroll taxes, half of which we expect to remit by September 15, 2021 and the remaining amounts in 2022.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Revenues:
Equipment rentals	$165,849	$204,132	$496,162	$572,563
New equipment sales	37,248	65,010	112,068	177,709
Used equipment sales	40,000	31,180	105,231	96,942
Parts sales	27,853	31,499	83,842	93,798
Services revenues	15,637	18,105	48,116	50,398
Total segmented revenues	286,587	349,926	845,419	991,410
Non-segmented revenues	2,673	3,071	8,099	8,822
Total revenues	$289,260	$352,997	$853,518	$1,000,232
Segment Gross Profit:
Equipment rentals	$65,322	$94,558	$196,629	$258,498
New equipment sales	4,124	7,535	12,259	21,071
Used equipment sales	12,128	9,771	33,639	33,200
Parts sales	6,928	8,328	21,662	25,048
Services revenues	10,439	12,207	32,205	34,137
Total segmented gross profit	98,941	132,399	296,394	371,954
Non-segmented gross profit (loss)	126	(271)	226	(1,345)
Total gross profit	$99,067	$132,128	$296,620	$370,609

	Balances at
	September 30,	December 31,
	2020	2019
Segment identified assets:
Equipment sales	$56,462	$67,542
Equipment rentals	1,078,403	1,217,673
Parts and services	16,409	17,936
Total segment identified assets	1,151,274	1,303,151
Non-segment identified assets	580,221	671,459
Total assets	$1,731,495	$1,974,610

The Company operates primarily in the United States and our sales to international customers for the three month periods ended September 30, 2020 and 2019 were 0.2% and 0.1% of total revenues, respectively, and 0.3% of total revenues for each of the nine month periods ended September 30, 2020 and 2019. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

(13) Condensed Consolidating Financial Information of Guarantor Subsidiaries

All of the indebtedness of H&E Equipment Services, Inc. is guaranteed by all of its subsidiaries; GNE Investments, Inc. and its wholly‑owned subsidiary Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E California Holding, Inc., H&E Equipment Services (Mid-Atlantic), Inc. and H&E Finance Corp. The guarantor subsidiaries are all wholly‑owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.

The consolidating financial statements of H&E Equipment Services, Inc. and its subsidiaries are included below. The financial statements for H&E Finance Corp. are not included within the consolidating financial statements because H&E Finance Corp. has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$11,997	$—	$—	$11,997
Receivables, net	146,152	21,443	—	167,595
Inventories, net	69,883	2,988	—	72,871
Prepaid expenses and other assets	11,424	173	—	11,597
Rental equipment, net	943,612	134,791	—	1,078,403
Property and equipment, net	104,671	17,502	—	122,173
Operating lease right-of-use assets, net	144,687	20,792	—	165,479
Finance lease right-of-use assets, net	—	244	—	244
Deferred financing costs, net	2,332	—	—	2,332
Investment in guarantor subsidiaries	188,438	—	(188,438)	—
Intangible assets, net	29,953	—	—	29,953
Goodwill	57,185	11,666	—	68,851
Total assets	$1,710,334	$209,599	$(188,438)	$1,731,495
Liabilities and Stockholders’ Equity:
Amounts due on senior secured credit facility	17,986	$—	$—	$17,986
Accounts payable	66,458	3,347	—	69,805
Manufacturer flooring plans payable	11,646	—	—	11,646
Accrued expenses payable and other liabilities	77,710	(3,946)	—	73,764
Dividends payable	200	(65)	—	135
Senior unsecured notes, net	946,155	—	—	946,155
Operating lease right-of-use liabilities	147,495	21,457	—	168,952
Finance lease right-of-use liabilities	—	368	—	368
Deferred income taxes	178,752	—	—	178,752
Deferred compensation payable	2,173	—	—	2,173
Total liabilities	1,448,575	21,161	—	1,469,736
Stockholders’ equity	261,759	188,438	(188,438)	261,759
Total liabilities and stockholders’ equity	$1,710,334	$209,599	$(188,438)	$1,731,495

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Assets:
Cash	$14,247	$—	$—	$14,247
Receivables, net	164,260	27,944	—	192,204
Inventories, net	81,945	3,533	—	85,478
Prepaid expenses and other assets	10,129	133	—	10,262
Rental equipment, net	1,062,154	155,519	—	1,217,673
Property and equipment, net	111,429	19,135	—	130,564
Operating lease right-of-use assets, net	137,625	18,945	—	156,570
Finance lease right-of-use assets, net	—	365	—	365
Deferred financing costs, net	2,857	—	—	2,857
Investment in guarantor subsidiaries	235,749	—	(235,749)	—
Intangible assets, net	32,948	—	—	32,948
Goodwill	101,916	29,526	—	131,442
Total assets	$1,955,259	$255,100	$(235,749)	$1,974,610
Liabilities and Stockholders’ Equity:
Amounts due under senior secured credit facility	$216,879	$—	$—	$216,879
Accounts payable	56,225	2,628	—	58,853
Manufacturer flooring plans payable	25,201	—	—	25,201
Accrued expenses payable and other liabilities	81,646	(3,264)	—	78,382
Dividends payable	231	(60)	—	171
Senior unsecured notes, net	945,566	—	—	945,566
Operating lease right-of-use liabilities, net	139,768	19,497	—	159,265
Finance lease right-of-use liabilities, net	—	550	—	550
Deferred income taxes	180,126	—	—	180,126
Deferred compensation payable	2,098	—	—	2,098
Total liabilities	1,647,740	19,351	—	1,667,091
Stockholders’ equity	307,519	235,749	(235,749)	307,519
Total liabilities and stockholders’ equity	$1,955,259	$255,100	$(235,749)	$1,974,610

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$142,046	$23,803	$—	$165,849
New equipment sales	36,315	933	—	37,248
Used equipment sales	35,465	4,535	—	40,000
Parts sales	25,336	2,517	—	27,853
Services revenues	14,186	1,451	—	15,637
Other	2,356	317	—	2,673
Total revenues	255,704	33,556	—	289,260
Cost of revenues:
Rental depreciation	50,333	7,750	—	58,083
Rental expense	22,229	3,399	—	25,628
Rental other	14,141	2,675	—	16,816
	86,703	13,824	—	100,527
New equipment sales	32,362	762	—	33,124
Used equipment sales	24,952	2,920	—	27,872
Parts sales	19,164	1,761	—	20,925
Services revenues	4,752	446	—	5,198
Other	2,331	216	—	2,547
Total cost of revenues	170,264	19,929	—	190,193
Gross profit:
Equipment rentals	55,343	9,979	—	65,322
New equipment sales	3,953	171	—	4,124
Used equipment sales	10,513	1,615	—	12,128
Parts sales	6,172	756	—	6,928
Services revenues	9,434	1,005	—	10,439
Other	25	101	—	126
Gross profit	85,440	13,627	—	99,067
Selling, general and administrative expenses	61,059	8,981	—	70,040
Merger costs	150	—	—	150
Equity in earnings of guarantor subsidiaries	2,226	—	(2,226)	—
Gain on sales of property and equipment, net	1,852	250	—	2,102
Income from operations	28,309	4,896	(2,226)	30,979
Other income (expense):
Interest expense	(12,174)	(2,713)	—	(14,887)
Other, net	947	43	—	990
Total other expense, net	(11,227)	(2,670)	—	(13,897)
Income before income taxes	17,082	2,226	(2,226)	17,082
Income tax expense	6,979	—	—	6,979
Net income	$10,103	$2,226	$(2,226)	$10,103

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$176,338	$27,794	$—	$204,132
New equipment sales	60,584	4,426	—	65,010
Used equipment sales	25,850	5,330	—	31,180
Parts sales	27,284	4,215	—	31,499
Services revenues	15,614	2,491	—	18,105
Other	2,590	481	—	3,071
Total revenues	308,260	44,737	—	352,997
Cost of revenues:
Rental depreciation	54,757	8,308	—	63,065
Rental expense	23,947	3,942	—	27,889
Rental other	15,505	3,115	—	18,620
	94,209	15,365	—	109,574
New equipment sales	53,542	3,933	—	57,475
Used equipment sales	17,958	3,451	—	21,409
Parts sales	20,150	3,021	—	23,171
Services revenues	5,131	767	—	5,898
Other	2,977	365	—	3,342
Total cost of revenues	193,967	26,902	—	220,869
Gross profit (loss):
Equipment rentals	82,129	12,429	—	94,558
New equipment sales	7,042	493	—	7,535
Used equipment sales	7,892	1,879	—	9,771
Parts sales	7,134	1,194	—	8,328
Services revenues	10,483	1,724	—	12,207
Other	(387)	116	—	(271)
Gross profit	114,293	17,835	—	132,128
Selling, general and administrative expenses	67,372	9,924	—	77,296
Merger costs	47	—	—	47
Equity in earnings of guarantor subsidiaries	4,701	—	(4,701)	—
Gain on sales of property and equipment, net	686	32	—	718
Income from operations	52,261	7,943	(4,701)	55,503
Other income (expense):
Interest expense	(14,013)	(3,318)	—	(17,331)
Other, net	512	76	—	588
Total other expense, net	(13,501)	(3,242)	—	(16,743)
Income before income taxes	38,760	4,701	(4,701)	38,760
Income tax expense	10,329	—	—	10,329
Net income	$28,431	$4,701	$(4,701)	$28,431

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$429,040	$67,122	$—	$496,162
New equipment sales	107,813	4,255	—	112,068
Used equipment sales	91,918	13,313	—	105,231
Parts sales	74,847	8,995	—	83,842
Services revenues	42,429	5,687	—	48,116
Other	6,944	1,155	—	8,099
Total revenues	752,991	100,527	—	853,518
Cost of revenues:
Rental depreciation	153,870	23,355	—	177,225
Rental expense	64,733	9,728	—	74,461
Rental other	40,376	7,471	—	47,847
	258,979	40,554	—	299,533
New equipment sales	96,184	3,625	—	99,809
Used equipment sales	63,241	8,351	—	71,592
Parts sales	55,836	6,344	—	62,180
Services revenues	14,119	1,792	—	15,911
Other	7,011	862	—	7,873
Total cost of revenues	495,370	61,528	—	556,898
Gross profit (loss):
Equipment rentals	170,061	26,568	—	196,629
New equipment sales	11,629	630	—	12,259
Used equipment sales	28,677	4,962	—	33,639
Parts sales	19,011	2,651	—	21,662
Services revenues	28,310	3,895	—	32,205
Other	(67)	293	—	226
Gross profit	257,621	38,999	—	296,620
Selling, general and administrative expenses	189,811	27,714	—	217,525
Impairment of goodwill	61,994	—	—	61,994
Merger costs	308	—	—	308
Equity in earnings of guarantor subsidiaries	3,904	—	(3,904)	—
Gain on sales of property and equipment, net	8,122	1,138	—	9,260
Income from operations	17,534	12,423	(3,904)	26,053
Other income (expense):
Interest expense	(37,821)	(8,668)	—	(46,489)
Other, net	2,113	149	—	2,262
Total other expense, net	(35,708)	(8,519)	—	(44,227)
Income (loss) before income taxes	(18,174)	3,904	(3,904)	(18,174)
Income tax benefit	(124)	—	—	(124)
Net income (loss)	$(18,050)	$3,904	$(3,904)	$(18,050)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Revenues:
Equipment rentals	$495,246	$77,317	$—	$572,563
New equipment sales	160,200	17,509	—	177,709
Used equipment sales	81,430	15,512	—	96,942
Parts sales	81,326	12,472	—	93,798
Services revenues	42,922	7,476	—	50,398
Other	7,422	1,400	—	8,822
Total revenues	868,546	131,686	—	1,000,232
Cost of revenues:
Rental depreciation	157,380	24,267	—	181,647
Rental expense	68,242	11,434	—	79,676
Rental other	44,500	8,242	—	52,742
	270,122	43,943	—	314,065
New equipment sales	141,181	15,457	—	156,638
Used equipment sales	53,791	9,951	—	63,742
Parts sales	59,962	8,788	—	68,750
Services revenues	13,971	2,290	—	16,261
Other	8,963	1,204	—	10,167
Total cost of revenues	547,990	81,633	—	629,623
Gross profit (loss):
Equipment rentals	225,124	33,374	—	258,498
New equipment sales	19,019	2,052	—	21,071
Used equipment sales	27,639	5,561	—	33,200
Parts sales	21,364	3,684	—	25,048
Services revenues	28,951	5,186	—	34,137
Other	(1,541)	196	—	(1,345)
Gross profit	320,556	50,053	—	370,609
Selling, general and administrative expenses	203,785	29,998	—	233,783
Merger costs	314	—	—	314
Equity in earnings of guarantor subsidiaries	10,656	—	(10,656)	—
Gain on sales of property and equipment, net	1,948	391	—	2,339
Income from operations	129,061	20,446	(10,656)	138,851
Other income (expense):
Interest expense	(41,461)	(9,992)	—	(51,453)
Other, net	1,407	202	—	1,609
Total other expense, net	(40,054)	(9,790)	—	(49,844)
Income before income taxes	89,007	10,656	(10,656)	89,007
Income tax expense	23,719	—	—	23,719
Net income	$65,288	$10,656	$(10,656)	$65,288

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2020
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(18,050)	$3,904	$(3,904)	$(18,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property and equipment	18,672	3,616	—	22,288
Depreciation of rental equipment	153,870	23,355	—	177,225
Amortization of finance lease right-of-use assets	—	121	—	121
Amortization of intangible assets	2,996	—	—	2,996
Amortization of deferred financing costs	755	—	—	755
Accretion of note discount, net of premium amortization	358	—	—	358
Non-cash operating lease expense	8,495	2,124	—	10,619
Impairment of goodwill	61,994	—	—	61,994
Provision for losses on accounts receivable	3,143	197	—	3,340
Provision for inventory obsolescence	95	—	—	95
Change in deferred income taxes	(1,374)	—	—	(1,374)
Stock-based compensation expense	3,295	—	—	3,295
Gain from sales of property and equipment, net	(8,122)	(1,138)	—	(9,260)
Gain from sales of rental equipment, net	(28,175)	(4,927)	—	(33,102)
Equity in earnings of guarantor subsidiaries	(3,904)	—	3,904	—
Changes in operating assets and liabilities:
Receivables	14,965	6,304	—	21,269
Inventories	(7,115)	(597)	—	(7,712)
Prepaid expenses and other assets	(1,315)	(40)	—	(1,355)
Accounts payable	10,830	719	—	11,549
Manufacturer flooring plans payable	(13,555)	—	—	(13,555)
Accrued expenses payable and other liabilities	(11,785)	(2,693)	—	(14,478)
Deferred compensation payable	75	—	—	75
Net cash provided by operating activities	186,148	30,945	—	217,093
Cash flows from investing activities:
Purchases of property and equipment	(14,771)	(2,512)	—	(17,283)
Purchases of rental equipment	(71,756)	(9,670)	—	(81,426)
Proceeds from sales of property and equipment	11,021	1,667	—	12,688
Proceeds from sales of rental equipment	83,685	13,112	—	96,797
Investment in subsidiaries	33,355	—	(33,355)	—
Net cash provided by investing activities	41,534	2,597	(33,355)	10,776
Cash flows from financing activities:
Borrowings on senior secured credit facility	729,810	—	—	729,810
Payments on senior secured credit facility	(928,703)	—	—	(928,703)
Dividends paid	(29,663)	(5)	—	(29,668)
Purchases of treasury stock	(1,376)	—	—	(1,376)
Payments on finance lease obligations	—	(182)	—	(182)
Capital contributions	—	(33,355)	33,355	—
Net cash used in financing activities	(229,932)	(33,542)	33,355	(230,119)
Net decrease in cash	(2,250)	—	—	(2,250)
Cash, beginning of period	14,247	—	—	14,247
Cash, end of period	$11,997	$—	$—	$11,997

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2019
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$65,288	$10,656	$(10,656)	$65,288
Adjustments to reconcile net income to net cash provided by operating activities:			.
Depreciation and amortization of property and equipment	18,367	2,474	—	20,841
Depreciation of rental equipment	157,380	24,267	—	181,647
Amortization of finance lease right-of-use assets	—	122	—	122
Amortization of intangible assets	3,091	—	—	3,091
Amortization of deferred financing costs	757	—	—	757
Accretion of note discount, net of premium amortization	357	—	—	357
Non-cash operating lease expense	6,417	1,604	—	8,021
Provision for losses on accounts receivable	3,869	190	—	4,059
Provision for inventory obsolescence	152	—	—	152
Change in deferred income taxes	22,127	—	—	22,127
Stock-based compensation expense	3,060	—	—	3,060
Gain from sales of property and equipment, net	(1,948)	(391)	—	(2,339)
Gain from sales of rental equipment, net	(27,234)	(5,546)	—	(32,780)
Equity in earnings of guarantor subsidiaries	(10,656)	—	10,656	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(9,639)	7,594	—	(2,045)
Inventories	(40,006)	375	—	(39,631)
Prepaid expenses and other assets	(3,052)	(46)	—	(3,098)
Accounts payable	(15,472)	(1,399)	—	(16,871)
Manufacturer flooring plans payable	2,760	(501)	—	2,259
Accrued expenses payable and other liabilities	(7,914)	422	—	(7,492)
Deferred compensation payable	82	—	—	82
Net cash provided by operating activities	167,786	39,821	—	207,607
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(106,746)	—	—	(106,746)
Purchases of property and equipment	(27,236)	(4,215)	—	(31,451)
Purchases of rental equipment	(237,436)	(31,714)	—	(269,150)
Proceeds from sales of property and equipment	2,651	434	—	3,085
Proceeds from sales of rental equipment	73,966	15,139	—	89,105
Investment in subsidiaries	19,344	—	(19,344)	—
Net cash used in investing activities	(275,457)	(20,356)	(19,344)	(315,157)
Cash flows from financing activities:
Borrowings on senior secured credit facility	1,174,120	—	—	1,174,120
Payments on senior secured credit facility	(1,040,750)	—	—	(1,040,750)
Dividends paid	(29,525)	(5)	—	(29,530)
Purchases of treasury stock	(1,640)	—	—	(1,640)
Payments of deferred financing costs	(559)	—	—	(559)
Payments of finance lease obligations	(56)	(116)	—	(172)
Capital contributions	—	(19,344)	19,344	—
Net cash provided by (used in) financing activities	101,590	(19,465)	19,344	101,469
Net decrease in cash	(6,081)	—	—	(6,081)
Cash, beginning of period	16,677	—	—	16,677
Cash, end of period	10,596	—	—	10,596

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2020, and its results of operations for the three and nine month periods ended September 30, 2020, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

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

As the impact of COVID-19 became more widespread in March 2020, our equipment rental utilization and sales volumes began to decline from February 2020 levels and this decline continued through mid-April, where we began to see utilization and sales levels stabilize and improve for the remainder of the second quarter, throughout the third quarter and into early October. Even with these recent sequential improvements, our total revenues for the nine month period ended September 30, 2020, were 14.7% lower than those of the same nine month period last year. The timing and the extent of any continued recovery, or subsequent contraction, in our equipment rental utilization and sales volumes cannot be reasonably estimated at this time. As such, the extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the duration and spread of the outbreak, the impact on capital and financial markets, governmental limitations on business operations generally, and its and their impact on potential customers, employees, vendors and distribution partners, all of which cannot be reasonably predicted at this time. For a discussion of liquidity, see Liquidity and Capital Resources below.

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

As of October 21, 2020, we operated 97 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists, and regional and district managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and nine month periods ended September 30, 2020. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, long-lived assets and income taxes.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals for the periods presented in this Quarterly Report on Form 10-Q account for more than half of our total revenues. For the nine month period ended September 30, 2020, approximately 58.1% of our total revenues were attributable to equipment rentals, 13.1% of our total revenues were attributable to new equipment sales, 12.3% were attributable to used equipment sales, 9.8% were attributable to parts sales, 5.6% were attributable to our services revenues and 1.1% were attributable to non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2020, our total cost of revenues was approximately $556.9 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2020, our selling, general and administrative expenses were $217.5 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving Credit Facility, senior unsecured notes due 2025 and our finance lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and the accretion/amortization of note discount/premium are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2020 was $1.1 billion, or approximately 62.3% of our total assets. Our rental fleet as of September 30, 2020 consisted of 40,775 units having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.8 billion. As of September 30, 2020, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	21,654	53.1%	$693.8	38.1%	47.3
Cranes	195	0.5%	76.3	4.2%	54.8
Earthmoving	4,605	11.3%	415.4	22.8%	25.4
Material Handling(1)	6,657	16.3%	512.1	28.1%	41.1
Other	7,664	18.8%	122.6	6.8%	26.7
Total	40,775	100.0%	$1,820.2	100.0%	40.0

_______________

(1)

For discussion and analysis purposes, effective beginning in the first quarter of 2020, we have changed our Industrial Lift Trucks product line category to Material Handling, which now includes both Industrial Lift Trucks and Telehandlers, which were previously grouped in the above Hi-Lift or Aerial Work Platforms category. We believe this grouping reclassification better reflects how we manage our product lines and is more consistent with industry practice.

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

The original acquisition cost of our gross rental fleet decreased by approximately $122.6 million, or 6.3%, for the nine month period ended September 30, 2020, largely reflective of a decrease in rental fleet capital expenditures. The average age of our rental fleet equipment increased by approximately 3.7 months for the nine month period ended September 30, 2020. Our average rental rates, based on the American Rental Association’s calculation methodology, for the nine month period ended September 30, 2020 were 2.2% lower than last year. See further discussion on rental rates in “Results of Operations” below.

The rental equipment mix among our four core product lines for the nine month period ended September 30, 2020 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine month periods ended September 30, 2020 and 2019. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$149,423	$184,797	$(35,374)	(19.1)%
Rentals other	16,426	19,335	(2,909)	(15.0)%
Total equipment rentals	165,849	204,132	(38,283)	(18.8)%
New equipment sales	37,248	65,010	(27,762)	(42.7)%
Used equipment sales	40,000	31,180	8,820	28.3%
Parts sales	27,853	31,499	(3,646)	(11.6)%
Services revenues	15,637	18,105	(2,468)	(13.6)%
Non-Segmented revenues	2,673	3,071	(398)	(13.0)%
Total revenues	$289,260	$352,997	$(63,737)	(18.1)%

Total Revenues. Our total revenues were approximately $289.3 million for the three month period ended September 30, 2020 compared to $353.0 million for the three month period ended September 30, 2019, a decrease of $63.7 million, or 18.1%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three month period ended September 30, 2020 decreased approximately $38.3 million, or 18.8%, to $165.8 million from $204.1 million in the three month period ended September 30, 2019. The decrease in equipment rental revenues was largely due to decreased demand from the impact of the COVID-19 economic downturn.

Rentals: Rental revenues decreased $35.4 million, or 19.1%, to $149.4 million for the three month period ended September 30, 2020 compared to $184.8 million for the three month period ended September 30, 2019. Rental revenues from aerial work platform equipment decreased $11.4 million, earthmoving equipment decreased $9.6 million, material handling equipment decreased $7.9 million, other equipment rental revenues decreased $4.9 million and crane rental revenues decreased $1.6 million.

Our average rental rates, based on the American Rental Association’s calculation methodology, for the three month period ended September 30, 2020 decreased 4.0% compared to the same three month period last year and decreased approximately 0.4% from the three month period ended June 30, 2020. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2020 was 32.4% compared to 37.5% in the three month period ended September 30, 2019, a decrease of 5.1%. The decrease in comparative rental equipment dollar utilization was the result of the decrease in equipment rental rates as noted above, combined with a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 63.8% for the three month period ended September 30, 2020 compared to 71.4% in the three month period ended September 30, 2019, a decrease of 7.6%.  The decrease in rental equipment time utilization as a percentage of original equipment cost was largely due to the effects of the COVID-19 pandemic on economic activity.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three month period ended September 30, 2020 were $16.4 million compared to $19.3 million for the three month period ended September 30, 2019, a decrease of $2.9 million, or 15.0%, primarily due to the decrease in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2020 decreased $27.8 million, or 42.7%, to $37.2 million from $65.0 million for the three month period ended September 30, 2019. This decrease was largely due to a $21.6 million decrease in new crane sales, reflecting continuing uncertainty related to oil and gas prices, a $5.4 million decrease in material handling equipment sales and a $4.3 million decrease in new earthmoving equipment sales, reflecting the uncertainty surrounding the COVID-19 pandemic. These decreases were partially offset by a $4.0 million increase in new other equipment sales.

Used Equipment Sales Revenues. Our used equipment sales increased $8.8 million, or 28.3%, to $40.0 million for the three month period ended September 30, 2020, from $31.2 million for the same three month period in 2019. This increase in used equipment sales reflects some downsizing of our rental fleet in response to COVID-19's impact on rental demand combined with improved customer demand for used equipment. This increase was driven by a $3.9 million increase in used earthmoving equipment sales, a $1.7 million increase in used crane sales, a $1.5 million increase in used material handling equipment sales, a $0.9 million increase in used other equipment sales and a $0.8 million increase in used aerial work platform equipment sales.

Parts Sales Revenues. Our parts sales revenues for the three month period ended September 30, 2020 decreased $3.6 million, or 11.6%, to $27.9 million from approximately $31.5 million for the same three month period last year. The decrease in parts sales was attributable to decreases across all equipment parts sales.

Services Revenues. Our services revenues for the three month period ended September 30, 2020 decreased $2.5 million, or 13.6%, to $15.6 million from $18.1 million for the same three month period last year. The decrease in service revenues was attributable to decreases across all equipment services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended September 30, 2020, our other revenues were approximately $2.7 million, a decrease of $0.4 million, or 13.0%, from $3.1 million in the same three month period in 2019.

Gross Profit.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$65,712	$93,843	$(28,131)	(30.0)%
Rentals other	(390)	715	(1,105)	(154.5)%
Total equipment rentals	65,322	94,558	(29,236)	(30.9)%
New equipment sales	4,124	7,535	(3,411)	(45.3)%
Used equipment sales	12,128	9,771	2,357	24.1%
Parts sales	6,928	8,328	(1,400)	(16.8)%
Services revenues	10,439	12,207	(1,768)	(14.5)%
Non-Segmented revenues gross profit (loss)	126	(271)	397	146.5%
Total gross profit	$99,067	$132,128	$(33,061)	(25.0)%

Total Gross Profit. Our total gross profit was $99.1 million for the three month period ended September 30, 2020 compared to $132.1 million for the same three month period in 2019, a decrease of $33.1 million, or 25.0%. Total gross profit margin for the three month period ended September 30, 2020 was approximately 34.2%, a decrease of 3.2% from the 37.4% gross profit margin for the same three month period in 2019. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three month period ended September 30, 2020 decreased approximately $29.2 million, or 30.9%, to $65.3 million from $94.6 million in the same three month period in 2019. Total gross profit margin from equipment rentals for the three month periods ended September 30, 2020 and 2019 was approximately 39.4% and 46.3%, respectively, a decrease of 6.9%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit decreased $28.1 million, or 30.0%, to $65.7 million for the three month period ended September 30, 2020 compared to $93.8 million for the same three month period in 2019. The gross profit decrease was the result of a $35.4 million decrease in equipment rental revenues for the three month period ended September 30, 2020 compared to the same period last year, which was partially offset by a $5.0 million decrease in rental equipment depreciation expense and a $2.3 million decrease in rental expenses. The decreases in both depreciation expense and rental expenses are primarily due to a smaller fleet size in 2020 compared to 2019. The original acquisition cost of our rental fleet at September 30, 2020 decreased $154.5 million, or 7.8%, from September 30, 2019.

Gross profit margin on equipment rentals for the three month periods ended September 30, 2020 and 2019 was approximately 44.0% and 50.8%, respectively. Depreciation expense was 38.9% of equipment rental revenues for the three month period ended September 30, 2020 compared to 34.1% for the same period in 2019, an increase of 4.7%. As a percentage of revenues, rental expenses were 17.2% for the three month period ended September 30, 2020 compared to 15.1% for the same period last year, an increase of 2.1%. These increases in depreciation expense and rental expenses as a percentage of equipment rental revenues are largely due to the current period decline in rental revenues as compared to the same period last year.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the three month period ended September 30, 2020 was $0.4 million compared to a gross profit of $0.7 million for the same period in 2019, a decrease of $1.1 million. Gross loss margin was 2.4% for the three month period ended September 30, 2020 compared to a gross profit margin of 3.7% for the same period last year, a decrease of 6.1%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2020 decreased $3.4 million, or 45.3%, to $4.1 million compared to $7.5 million for the same three month period in 2019 on a total new equipment sales decrease of $27.8 million. Gross profit margin on new equipment sales was 11.1% for the three month period ended September 30, 2020, compared to 11.6% for the same period last year, a decrease of 0.5%. The decrease in gross profit margin was primarily due to the mix of new equipment sold and lower gross margins on new aerial work platform equipment and new crane sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2020 increased $2.4 million, or 24.1%, to $12.1 million from $9.8 million in the same period in 2019 on a used equipment sales increase of $8.8 million. Gross profit margin on used equipment sales for the three month period ended September 30, 2020 was approximately 30.3%, down 1.0% from 31.3% for the same three month period in 2019, primarily as a result of the mix of used equipment sold. Our used equipment sales from the rental fleet, which comprised 92.6% and 88.0% of our used equipment sales for the three month periods ended September 30, 2020 and 2019, respectively, were approximately 147.2% and 153.3% of net book value for the three month periods ended September 30, 2020 and 2019, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended September 30, 2020 was approximately $6.9 million, a decrease of $1.4 million, or 16.8%, from gross profit of $8.3 million for the same period last year on a parts sales decrease of $3.6 million. Gross profit margin for the three month period ended September 30, 2020 was 24.9%, a decrease of 1.5%, compared to a gross margin of 26.4% for the three month period ended September 30, 2019. The decrease in parts sales gross margin is due to the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended September 30, 2020, our services revenues gross profit decreased $1.8 million, or 14.5%, to approximately $10.4 million from $12.2 million for the same three month period in 2019 on a $2.5 million decrease in services revenues. Gross profit margin for the three month period ended September 30, 2020 was 66.8%, a decrease of 0.6% from approximately 67.4% in the same three month period in 2019, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended September 30, 2020, our other revenues gross profit was approximately $0.1 million compared to a gross loss of $0.3 million in the same period in 2019, an increase of $0.4 million.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses decreased $7.3 million, or 9.4%, to $70.0 million for the three month period ended September 30, 2020 compared to $77.3 million for the three month period ended September 30, 2019. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses decreased $5.6 million, primarily as a result of lower commissions and incentive pay combined with headcount reductions and reduced employee hours in response to COVID-19’s impact to our business. Bad debt expense decreased $1.0 million. Legal and professional fees, promotional expenses and supplies costs decreased $0.3 million, $0.3 million and $0.7 million, respectively, due to additional cost-saving measures. Non-facility rental expenses decreased $0.5 million. Partially offsetting these decreases was a $1.0 million increase in liability insurance costs.

Approximately $1.3 million of the total increase in SG&A expenses was attributable to branches opened since July 1, 2019 with less than three months of comparable operations in either or both of the three month periods ended September 30, 2020 and 2019. SG&A expenses as a percentage of total revenues for the three month periods ended September 30, 2020 and 2019 were 24.2% and 21.9%, respectively.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $2.1 million for the three month period ended September 30, 2020 compared to $0.7 million for the same period last year, an increase of $1.4 million. This increase is due to gains on the sale of property and equipment in the normal course of business.

Other Income (Expense). For the three month period ended September 30, 2020, our net other expenses decreased approximately $2.8 million to $13.9 million compared to $16.8 million for the same three month period in 2019, primarily as a result of lower interest expense. Interest expense decreased $2.4 million to $14.9 million for the three month period ended September 30, 2020 compared to $17.3 million for the same period last year. The decrease in interest expense was due primarily to a decrease in our average borrowings under the Credit Facility for the three month period ended September 30, 2020 compared to the same period last year.

Income Taxes. We recorded income tax expense of $7.0 million for the three month period ended September 30, 2020 compared to income tax expense of $10.3 million for the three month period ended September 30, 2019. Our effective income tax rate for the three month period ended September 30, 2020 was 40.9% compared to 26.7% for the same period in 2019. The increase in the effective tax rate was primarily due to unfavorable permanent differences in the current year period in relation to profit before tax.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”). The income tax related provisions of the CARES Act did not have a material impact to our recorded income tax expense for the three month period ended September 30, 2020. See note 11 in this Quarterly Report on Form 10-Q for a discussion of the CARES Act’s favorable cash impact to our liquidity. We are continuing to evaluate any further impact that the CARES Act may have on the Company's future operations, financial position, and liquidity.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2020 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$448,817	$518,294	$(69,477)	(13.4)%
Rentals other	47,345	54,269	(6,924)	(12.8)%
Total equipment rentals	496,162	572,563	(76,401)	(13.3)%
New equipment sales	112,068	177,709	(65,641)	(36.9)%
Used equipment sales	105,231	96,942	8,289	8.6%
Parts sales	83,842	93,798	(9,956)	(10.6)%
Services revenues	48,116	50,398	(2,282)	(4.5)%
Non-Segmented revenues	8,099	8,822	(723)	(8.2)%
Total revenues	$853,518	$1,000,232	$(146,714)	(14.7)%

Total Revenues. Our total revenues were approximately $853.5 million for the nine month period ended September 30, 2020 compared to $1.0 billion for the nine month period ended September 30, 2019, a decrease of $146.7 million, or 14.7%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the nine month period ended September 30, 2020 decreased $76.4 million, or 13.3%, to $496.2 million from $572.6 million in the nine month period ended September 30, 2019. The decrease in equipment rental revenues was largely due to decreased demand from the impact from the COVID-19 economic downturn.

Rentals: Rental revenues decreased $69.5 million, or 13.4%, to $448.8 million for the nine month period ended September 30, 2020 compared to $518.3 million for the nine month period ended September 30, 2019. Rental revenues from aerial work platform equipment decreased $27.8 million, material handling equipment decreased $14.7 million, earthmoving equipment decreased $9.2 million, other rental equipment decreased $9.4 million and crane equipment decreased $3.7 million. These product line equipment rental revenue fluctuations do not include the impact of legacy WRI equipment rental revenues of approximately $4.7 million for the prior year period.

Our average rental rates, based on the American Rental Association’s calculation methodology, for the nine month period ended September 30, 2020 decreased 2.2% compared to last year. Our average rental rates do not include the impact of legacy WRI equipment rental revenues for February through April 2019. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2020 was 31.7% compared to 36.4% in the nine month period ended September 30, 2019, a decrease of 4.7%. The decrease in comparative rental equipment dollar utilization was the result of the decrease in equipment rental rates as noted above and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 62.5% for the nine month period ended September 30, 2020 compared to 70.9% in the nine month period ended September 30, 2019, a decrease of 8.4%. The decrease in rental equipment time utilization as a percentage of original equipment cost was largely due to the decrease in demand due to the economic downturn surrounding the COVID-19 pandemic.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the nine month period ended September 30, 2020 were $47.3 million compared to $54.3 million for the nine month period ended September 30, 2019, a decrease of $6.9 million, or 12.8%, primarily due to the decreases in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2020 decreased $65.6 million, or 36.9%, to $112.1 million from $177.7 million for the nine month period ended September 30, 2019. This decrease, as noted below, was driven primarily by decreased sales of new cranes from continuing uncertainty related to oil and gas prices, and decreases in sales of our other product lines as customers have delayed, and in some cases, canceled large capital purchases due to the uncertainty surrounding the COVID-19 pandemic. Sales of new cranes decreased $44.6 million, material handling equipment decreased $10.6 million and new earth moving equipment sales decreased $7.7 million. Sales of new aerial work platform equipment sales and new other equipment sales decreased $1.8 million and $0.9 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $8.3 million, or 8.6%, to $105.2 million for the nine month period ended September 30, 2020, from approximately $96.9 million for the same nine month period in 2019. This increase in used equipment sales reflects some downsizing of our rental fleet in response to COVID-19's impact on rental demand combined with improved customer demand for used equipment. Sales of used earth moving equipment and used other equipment increased $9.9 million and $2.5 million, respectively. Partially offsetting these increases were decreases of sales in used aerial work platform equipment of $3.1 million and sales of used cranes and used material handling equipment decreased $0.5 million and $0.4 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the nine month period ended September 30, 2020 decreased $10.0 million, or 10.6%, to $83.8 million from $93.8 million for the same nine month period last year. The decrease in parts sales was primarily attributable to decreases in equipment parts sales across all product lines, reflecting the COVID-19 impacts on our parts business.

Services Revenues. Our services revenues for the nine month period ended September 30, 2020 decreased $2.3 million, or 4.5%, to approximately $48.1 million from $50.4 million for the same nine month period last year, primarily due to lower services revenues related to earthmoving equipment, aerial work platform equipment and material handling equipment.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. Our non-segmented other revenues decreased approximately $0.7 million for the nine months period ended September 30, 2020 to $8.1 million from $8.8 million for the same nine month period last year.

Gross Profit.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$197,131	$256,971	$(59,840)	(23.3)%
Rentals other	(502)	1,527	(2,029)	(132.9)%
Total equipment rentals	196,629	258,498	(61,869)	(23.9)%
New equipment sales	12,259	21,071	(8,812)	(41.8)%
Used equipment sales	33,639	33,200	439	1.3%
Parts sales	21,662	25,048	(3,386)	(13.5)%
Services revenues	32,205	34,137	(1,932)	(5.7)%
Non-Segmented revenues gross profit (loss)	226	(1,345)	1,571	116.8%
Total gross profit	$296,620	$370,609	$(73,989)	(20.0)%

Total Gross Profit. Our total gross profit was $296.6 million for the nine month period ended September 30, 2020 compared to $370.6 million for the same nine month period in 2019, a decrease of $74.0 million, or 20.0%. Total gross profit margin for the nine month period ended September 30, 2020 was approximately 34.8%, a decrease of 2.3% from the 37.1% gross profit margin for the same nine month period in 2019. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the nine month period ended September 30, 2020 decreased $61.9 million, or 23.9%, to $196.6 million from $258.5 million in the same nine month period in 2019. Total gross profit margin from equipment rentals for the nine month period ended September 30, 2020 was approximately 39.6% compared to 45.1% for the same period in 2019, a decrease of 5.5%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit decreased $59.8 million, or 23.3%, to $197.1 million for the nine month period ended September 30, 2020 compared to $257.0 million for the same nine month period in 2019. The gross profit decrease was the result of a $69.5 million decrease in equipment rental revenues for the nine month period ended September 30, 2020 compared to the same period last year, which was partially offset by a $4.4 million decrease in rental depreciation and a $5.2 million decrease in rental expenses

Gross profit margin on equipment rentals for the nine month period ended September 30, 2020 was approximately 43.9% compared to 49.6% for the same period in 2019, a decrease of 5.7%. Depreciation expense was 39.5% of equipment rental revenues for the nine month period ended September 30, 2020 compared to 35.0% for the same period in 2019, an increase of approximately 4.5%. As a percentage of revenues, rental expenses were 16.6% for the nine month period ended September 30, 2020 compared to 15.4% for the same period last year, an increase of approximately 1.2%. These increases are primarily the result of decreases in rental revenues.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the nine month period ended September 30, 2020 was $0.5 million compared to gross profit of $1.5 million for the same period in 2019, a decrease of $2.0 million. Gross loss margin was 1.1% for the nine month period ended September 30, 2020 compared to a gross profit margin of 2.8% for the same period last year, a decrease of 3.9%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2020 decreased $8.8 million, or 41.8%, to $12.3 million compared to approximately $21.1 million for the same nine month period in 2019 on a total new equipment sales decrease of $65.6 million. Gross profit margin on new equipment sales was 10.9% for the nine month period ended September 30, 2020, compared to 11.9% for the same period last year, a decrease of 1.0%. The decrease in gross profit margin was primarily due to the mix of new equipment sold combined with lower gross margins on new crane sales and new earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2020 increased $0.4 million, or 1.3%, to $33.6 million from $33.2 million in the same period in 2019 on a used equipment sales increase of $8.3 million. Gross profit margin on used equipment sales for the nine month period ended September 30, 2020 was approximately 32.0%, down 2.2% from 34.2% for the same nine month period in 2019, primarily as a result of the mix of used equipment sold and lower used aerial work platform equipment and used crane sales gross margins. Our used equipment sales from the rental fleet, which comprised 92.0% and 91.9% of our used equipment sales for the nine month periods ended September 30, 2020 and 2019, respectively, were approximately 152.0%  and 158.2% of net book value for the nine month periods ended September 30, 2020 and 2019, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the nine month period ended September 30, 2020 was $21.7 million, a decrease of $3.4 million, or 13.5%, from gross profit of $25.0 million for the same period last year on a parts sales decrease of $10.0 million. Gross profit margin for the nine month period ended September 30, 2020 was 25.8% compared to 26.7% for the same period in 2019, a decrease of 0.9%, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the nine month period ended September 30, 2020, our services revenues gross profit decreased $1.9 million, or 5.7%, to $32.2 million from $34.1 million for the same nine month period in 2019 on a $2.3 million decrease in services revenues. Gross profit margin for the nine month period ended September 30, 2020 was 66.9%, a decrease of 0.8% from approximately 67.7% in the same nine month period in 2019, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the nine month period ended September 30, 2020, our other revenues gross profit was $0.2 million compared to a gross loss of $1.3 million in the same period in 2019.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses decreased $16.3 million, or 7.0%, to $217.5 million for the nine month period ended September 30, 2020 compared to $233.8 million for the nine month period ended September 30, 2019. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses decreased $17.2 million, primarily as a result of lower commissions and incentive pay combined with headcount reductions and reduced employee hours in response to COVID-19’s impact to our business. Supplies cost decreased $1.8 million and promotional expenses decreased $1.1 million. Non-facility rental expenses decreased $1.0 million. Facility costs, including fuel and utilities costs, decreased $0.3 million and bad debt expense decreased $0.5 million. These decreases were partially offset by a $4.6 million increase in liability insurance costs, a $0.8 million increase in legal and professional fees and a $0.8 million increase in depreciation and amortization expense.

Approximately $2.8 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2019 with less than nine months of comparable operations in either or both of the nine month periods ended September 30, 2020 and 2019. SG&A expenses as a percentage of total revenues for the nine month periods ended September 30, 2020 and 2019 were 25.5% and 23.4%, respectively.

Impairment of Goodwill. Impairment of goodwill incurred in the nine month period ended September 30, 2020 was $62.0 million. The impairment related to one of our six reporting units, Equipment Rental Component 2, during the first quarter of 2020. There was no impairment of goodwill for the nine month period ended September 30, 2019. See note 2 to the consolidated financial statements for additional information.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $9.3 million for the nine month period ended September 30, 2020 compared to approximately $2.3 million for the same period last year, an increase of $6.9 million. This increase is primarily due to a gain on a sale-leaseback transaction in the first quarter of 2020, a gain on a company-owned closed branch location in the second quarter of 2020 and gains on sales during the normal course of business in the third quarter of 2020.

Other Income (Expense). For the nine month period ended September 30, 2020, our net other expenses decreased approximately $5.6 million to $44.2 million compared to $49.8 million for the same nine month period in 2019, primarily as a result of lower interest expense. Interest expense decreased approximately $5.0 million to $46.5 million for the nine month period ended September 30, 2020 compared to $51.5 million for the same period last year. The decrease in interest expense was due primarily to a decrease in our average borrowings under the Credit Facility for the nine month period ended September 30, 2020 compared to the same period last year.

Income Taxes. We recorded an income tax benefit of $0.1 million for the nine month period ended September 30, 2020 compared to an income tax expense of $23.7 million for the nine month period ended September 30, 2019. Our effective income tax rate for the nine month period ended September 30, 2020 was 0.7% compared to 26.7% for the same period in 2019. The decrease in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax.  Our rate for the nine month period ended September 20, 2020 includes the impact of 22.8% related to nondeductible goodwill impairment.

On March 27, 2020, President Trump signed into law the CARES Act. The income tax related provisions of the CARES Act did not have a material impact to our recorded income tax benefit for the nine month period ended September 30, 2020. See note 11 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of the CARES Act’s favorable cash impact to our liquidity. We are continuing to evaluate any further impact that the CARES Act may have on the Company's future operations, financial position, and liquidity.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2020 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Liquidity and Capital Resources

Cash flow from operating activities. For the nine month period ended September 30, 2020, the net cash provided by our operating activities was approximately $217.1 million. Our reported net loss of $18.1 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, impairment of goodwill, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $221.3 million. These cash flows from operating activities were also positively impacted by a $21.3 million decrease in receivables and an $11.5 million increase in accounts payable. Partially offsetting these positive cash flows were a $7.7 million increase in inventories, a $13.6 million decrease in manufacturing flooring plans payable, a $1.4 million increase in prepaid expenses and other assets and a $14.5 million decrease in accrued expenses payable and other liabilities.

For the nine month period ended September 30, 2019, the net cash provided by our operating activities was approximately $207.6 million. Our reported net income of $65.3 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $274.4 million. These cash flows from operating activities were also positively impacted by a $2.3 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $39.6 million increase in inventories, a $16.9 million decrease in accounts payable, a $3.1 million increase in prepaid expenses and other assets, $7.5 million decrease in accrued expenses payable and other liabilities and a $2.0 increase in receivables.

Cash flow from investing activities. For the nine month period ended September 30, 2020, our net cash provided by our investing activities was approximately $10.8 million. Purchases of rental and non-rental equipment were $98.7 million and proceeds from the sale of rental and non-rental equipment were $109.5 million.

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

Cash flow from financing activities. For the nine month period ended September 30, 2020, our net cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $230.1 million. Net payments under our Credit Facility for the nine month period ended September 30, 2020 were $198.9 million and dividends paid totaled $29.7 million, or $0.825 per common share. Treasury stock purchases totaled $1.4 million and finance lease principal payments were $0.2 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At September 30, 2020, we had total borrowings under the Credit Facility of $18.0 million and we could borrow up to $724.3 million and remain in compliance with the debt covenants under the Credit Facility. At October 21, 2020, we had $742.3 million of available borrowings under our Credit Facility, net of a $7.7 million outstanding letter of credit. We do not anticipate any near-term impacts to our liquidity under the Credit Facility as a result of the COVID-19 pandemic, nor do we anticipate any covenant violations related to the Credit Facility. See also Cash Requirements Related to Operations below.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the nine month periods ended September 30, 2020 and 2019 were approximately $101.7 million and $307.4 million, respectively, including $20.2 million and $38.2 million of non-cash transfers from new and used equipment to rental fleet inventory, respectively. Our gross property and equipment capital expenditures for the nine month periods ended September 30, 2020 and 2019 were $17.3 million and $31.5 million, respectively. The above comparative capital expenditures are reflective of the significant decreases in our capital expenditures as a result of the downturn in our business and continuing economic uncertainty related to COVID-19.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, we had available borrowings of $525.4 million, $557.3 million, $674.7 million, and $724.3 million, respectively, net of $7.7 million of outstanding letters of credit. At October 21, 2020, we had $742.3 million of available borrowings under the Credit Facility, net of $7.7 million of outstanding letters of credit. These sequential improvements in the amounts we have available for borrowing under the Credit Facility since December 31, 2019 are substantially due to the decrease in capital expenditures as noted

in the preceding paragraph. We expect to maintain capital expenditure discipline for the remainder of 2020, and as a result, we do not expect our liquidity to be materially negatively impacted by the current COVID-19 pandemic.

Quarterly Dividend

On August 11, 2020, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on September 11, 2020, totaling approximately $9.9 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon the index rate plus an applicable margin of 0.50% to 1.00%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.  At September 30, 2020, we had outstanding borrowings under the Credit Facility totaling $18.0 million. A 1.0% increase in the interest rate on the Credit Facility would result in an increase of approximately $0.2 million in interest expense on an annualized basis. At October 21, 2020, we had no borrowings outstanding, with $742.3 million of available borrowings, net of $7.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of September 30, 2020 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. On July 29, 2020, our excess insurance carrier agreed in principle to settle a contingent liability for $6.0 million related to a Company automobile liability claim, subject to Probate Court approval and the execution of a settlement agreement by the claimant and our excess insurance carrier. Our loss exposure related to this claim is limited to our insurance policy deductible per claim, which is immaterial to our consolidated statement of operations. As of the date of this Quarterly Report on Form 10-Q, the expected funding of the claim settlement has not yet occurred. Pursuant to ASC 450, Contingencies, and other relevant guidance, when the contingency become both probable and estimable, our consolidated balance sheets should reflect a liability for the total amount of estimated claim and an asset for the portion of the claim recoverable through insurance. The gross-up presentation requirement for this claim, net of our insurance policy deductible per claim, is reflected in our condensed consolidated balance sheet and our condensed consolidated statement of cash flows in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

We have a contingent liability related to a wage and hour lawsuit in the state of California. While the plaintiff’s counsel has not yet made a settlement demand in the matter, the parties have agreed to a mediation hearing in March 2021 in an attempt to reach an agreed-upon settlement in the matter. The claim is not subject to any insurance recoveries on our behalf. While it appears that a loss is probable in this matter, we cannot reasonably estimate the ultimate loss, or a range of ultimate losses, at this time. However, we do not currently expect that the ultimate loss in this matter will be material to our consolidated financial statements.

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

Weakness or deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet. Recently, in early 2020, oil prices and consumption decreased significantly and we believe the uncertainty regarding future oil prices and consumption may negatively impact customer capital expenditure decisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2020, 38,274 shares of non-vested stock that were issued in 2019 vested at $17.59 per share. Certain holders of those vested shares returned an aggregate of 13,915 shares of common stock to the Company during the quarter ended September 30, 2020 as payment for their respective withholding taxes. This resulted in an addition of 13,915 shares to treasury stock.

On August 1, 2020, 26,401 shares of non-vested stock that were issued in 2018 vested at $17.59 per share. Certain holders of those vested shares returned an aggregate of 9,665 shares of common stock to the Company during the quarter ended September 30, 2020 as payment for their respective withholding taxes. This resulted in an addition of 9,665 shares to treasury stock.

On August 1, 2020, 33,397 shares of non-vested stock that were issued in 2017 vested at $17.59 per share. Certain holders of those vested shares returned an aggregate of 12,301 shares of common stock to the Company during the quarter ended September 30, 2020 as payment for their respective withholding taxes. This resulted in an addition of 12,301 shares to treasury stock.

On August 14, 2020, 29,019 shares of non-vested stock that were issued in 2015 vested at $21.33 per share. The holder of these shares returned an aggregate of 12,870 shares of common stock to the Company during the quarter ended September 30, 2020 as payment for their respective withholding taxes. This resulted in an addition of 12,870 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: October 28, 2020	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer & President (Principal Executive Officer)

Dated: October 28, 2020	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)