Form 10-K
period 2020-12-31
H&E Equipment Services, Inc.
filed 2021-02-17
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $663,679,928 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 10, 2021, there were 36,113,317 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2020.

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

Our Company

Through our predecessor companies, we have been in the equipment services business for approximately 60 years. H&E Equipment Services L.L.C. was formed in June 2002 through the combination of Head & Engquist Equipment, LLC (“Head & Engquist”), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (“Gulf Wide”), and ICM Equipment Company L.L.C. (“ICM”). Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the June 2002 transaction, Head & Engquist and ICM were merged with and into Gulf Wide, which was renamed H&E Equipment Services L.L.C. (“H&E LLC”). In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc., a Delaware corporation.

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

We have built an extensive infrastructure that as of February 10, 2021 includes 97 full-service facilities located throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct and focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists, and regional and district managers. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

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

Products and Services

Equipment Rentals. We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2020, consisted of approximately 39,389 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.8 billion and an average age of approximately 40.9 months. Our rental business creates cross-selling opportunities for us in sales and service support activities.

New Equipment Sales. We sell new heavy construction and industrial equipment in all four core equipment categories, and are a leading U.S. distributor for nationally recognized suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Takeuchi and JCB. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. Our new equipment sales operation is a source of new customers for our parts sales and service support activities, as well as for used equipment sales.

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2020, approximately 92.5% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales, like new equipment sales, generate parts and services business for us.

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

Well-Developed Infrastructure. We have built an infrastructure that as of February 10, 2021 included a network of 97 full-service facilities in 23 states. Our workforce included, as of December 31, 2020, a highly-skilled group of approximately 505 service technicians and an aggregate of 280 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business as well as the ability to quickly capitalize on new opportunities.

Leading Distributor for Suppliers. We are a leading U.S. distributor for nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Takeuchi and JCB. In addition, we are the world’s largest distributor of Grove and Manitowoc crane equipment. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs.

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

Strong Customer Relationships. We have a diverse base of approximately 45,400 customers as of December 31, 2020 who we believe value our high level of service, knowledge and expertise. Our customer base includes a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. We believe that our expansive presence and commitment to superior service at all levels of the organization is a key differentiator to many of our competitors. As a result, we spend a significant amount of time and resources to train all key personnel to be responsive and deliver high quality customer service and well-maintained equipment so that we can maintain and grow our customer relationships.

Experienced Management Team. Our senior management team is led by Bradley W. Barber, our Chief Executive Officer, who has over 26 years of industry experience. Our senior and regional managers have approximately 25 years on average of industry experience. Our branch managers have extensive knowledge and industry experience as well.

Our Business Strategy

Our business strategy includes, among other things, managing the life cycle of our rental equipment, expanding our rental product offerings, increasing the availability of our product offerings through branch expansion, and pursuing selective acquisitions. However, the timing and extent to which we implement these various aspects of our strategy depend on a variety of factors, many of which are outside our control, such as general economic conditions and construction activity in the U.S.

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

Expanding our Rental Product Offerings. We intend to expand our product offerings to customers by offering specialty rental product solutions. Recently, we introduced trench safety product solutions in selected markets. We expect to expand these specialty rental offerings throughout our geographic footprint. Specialty rental product offerings typically provide higher margin opportunities than general rental products.

Increasing the Availability of our Product Offerings through Branch Expansion. We intend to expand our network of branch locations, thereby increasing the availability of both general rental and specialty rental products to our customers to meet their specific needs. Our branch expansion strategy focuses on expanding in markets where we have a presence and benefit from name and brand recognition. Expanding our branch network allows us to grow our margins and improve Company profitability through revenue mix and by leveraging our fixed costs.

Pursuing Selective Acquisitions. We intend to continue to evaluate and pursue, on an opportunistic basis, acquisitions that meet our selection criteria, including favorable financing terms, with the objective of increasing our revenues, improving our profitability, and strengthening our competitive position. We are focused on identifying and acquiring rental companies, including general rental and specialty rental companies, to complement our existing business, broaden our geographic footprint, and increase our density in existing markets, as well enter new markets where feasible expansion opportunities may exist. Growth through acquisitions allows us to leverage our fixed costs and grow profitability. We have completed three acquisitions over the last three years. Effective January 1, 2018, we completed the acquisition of Contractors Equipment Center, LLC (“CEC”), an equipment rental company serving the greater Denver, Colorado area with three branch locations, for approximately $132.4 million in cash. Effective April 1, 2018, we completed the acquisition of Rental Inc., an equipment rental company with five branch locations in Alabama and Florida, for approximately $68.6 million in cash. Effective February 1, 2019, we completed the acquisition of Cobra Equipment Rentals, LLC, dba We-Rent-It (“WRI”), a central Texas based non-residential construction-focused equipment rental company with six branch locations for approximately $107.9 million in cash.

Customers

We serve approximately 45,400 customers in the United States, primarily in the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well-developed full-service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2020, no single customer accounted for more than 0.9% of our total revenues, and no single customer accounted for more than 10% of our revenue on a segmented basis. Our top ten customers combined accounted for approximately 5.8% of our total revenues in 2020.

Suppliers

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. We purchased approximately 51% of our new equipment and rental fleet from five manufacturers (Grove/Manitowoc, Komatsu, Takeuchi, JCB, and Genie Industries (Terex)) during the year ended December 31, 2020. These relationships improve our ability to negotiate equipment acquisition pricing. Additionally, we are also a leading U.S. distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Yanmar and John Deere. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and services that in many cases are covered under the manufacturer’s warranty. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and services support. Although there has been some consolidation within the equipment industry in recent years, including the recent acquisitions of Rental Services Corporation, NES Rentals and Neff Corporation by URI, the equipment industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, URI, Sunbelt Rentals and Hertz Equipment Rental) or equipment dealers (for example, Finning and Toromont) to small, independent businesses with a limited number of locations.

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

Human Capital

H&E’s operating philosophy is that our growth and continued success are the result of management and employees working together in a spirit of cooperation and teamwork. Our core values emphasize an environment where safety, diversity, inclusion, talent development, training and retention are top priorities. We believe this has enabled us to meet various challenges over the years, and the progress that has been achieved by us reflects this strong mutual commitment between the Company and its employees. We believe our employees are our greatest asset. We remain focused on furnishing friendly and safe working conditions, providing competitive pay and offering quality benefits, and producing revenue for the continued growth of the Company and the communities in which we operate, with an emphasis on the welfare of our employees and their families. We realize our success is a direct result of the hard work and dedication of our employees. Each employee at H&E is a contributing partner in our future growth and we strive to maintain a mutually beneficial workplace culture that also fosters the professional development of each employee.

As of December 31, 2020, we had approximately 2,254 employees. Of these employees, 824 are salaried personnel and 1,430 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical services and office and administrative support. A collective bargaining agreement relating to two branch locations covers approximately 72 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

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

Operational and Competitive Risks

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

The outbreak of coronavirus spread globally and has adversely affected economic conditions throughout the United States of America and the world, including in the primary regions we operate. Many State Governors issued, and may re-issue, temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. While we were considered an essential business pursuant to the various Executive Orders and our branch locations remain operational, if repercussions of the outbreak are prolonged, or if the Executive Orders are re-implemented or expanded, it could have a significant adverse impact to the underlying industries of some of our customers or in some or all of the primary markets in which we operate, including our customers in the oil and natural gas industry. The extent of the ultimate impact of the pandemic on the Company's operational and financial performance and liquidity will depend on various developments, including the duration and spread of the outbreak, governmental limitations on business operations generally, and its and their impact on potential customers, employees, and suppliers vendors and distribution partners, all of which are uncertain and cannot be reasonably predicted at this time. As we cannot predict the duration or scope of the COVID-19 pandemic, any resulting financial impact cannot be reasonably estimated at this time.

The inability to forecast trends accurately may have an adverse impact on our business and financial condition.

An economic downturn or economic uncertainty makes it difficult for us to forecast trends. For example, the current economic uncertainty related to COVID-19 and its impact on the Company's future operational and financial performance is highly dependent on the depth and duration of the pandemic, as well as any government-mandated restrictions on economic activity and any government economic stimulus package in response to the economic downturn. This uncertainty makes it difficult to forecast our future operating performance, cash flows and financial position, which could have an adverse impact on our business and financial condition. Additionally, recent declines in oil and natural gas prices, and uncertainty regarding future price levels, have negatively impacted the exploration, production and construction activity of our customers in those markets. Uncertainty regarding future equipment product demand could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market shares.

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

We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2020, we purchased approximately 51% of our rental and sales equipment from five manufacturers (Grove/Manitowoc, Komatsu, Takeuchi, JCB, and Genie Industries (Terex)). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2020, we sold used equipment from our rental fleet at an average selling price of approximately 150.8% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2020, we have approximately 72 employees in Utah, a significant territory in our geographic footprint, who are covered by a collective bargaining agreement and approximately 2,182 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

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

Strategic Risks

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

Furthermore, general economic conditions, economic uncertainty related to COVID-19, or unfavorable global capital and credit markets could affect the timing and extent to which we successfully acquire or integrate new businesses, which could limit our revenues and profitability.

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

Liquidity and Capital Resource Risks

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

We have a significant amount of indebtedness outstanding. As of December 31, 2020, we had total outstanding indebtedness of approximately $1.3 billion, consisting of the $1.25 billion aggregate amounts outstanding under our senior unsecured notes, and approximately $0.3 million of finance lease obligations.

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

We expect to use cash flow from operations and borrowings under our senior secured credit facility (“Credit Facility”) to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough capital, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior unsecured notes and our Credit Facility, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements governing the senior unsecured notes and the Credit Facility may limit our ability to pursue any of these alternatives. As of February 10, 2021, we had borrowing availability under the Credit Facility of $741.3 million, net of an $8.7 million outstanding letter of credit.

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

Additionally, our Credit Facility provides revolving commitments of up to $750.0 million in the aggregate. As of February 10, 2021, we had $741.3 million of availability under the Credit Facility, net of an $8.7 million outstanding letter of credit. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

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

Borrowings under the Credit Facility are at variable rates of interest, based on the U.S. prime rate and the London Interbank Offered Rate (“LIBOR”), and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates.

There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest, including publicly announced indices that underlie our interest obligations related to borrowings under the Credit Facility based on LIBOR. LIBOR is an interest rate benchmark used as a reference rate for a wide range of financial transactions, including derivatives and loans. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in financial contracts that are currently indexed to United States dollar LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to financial derivative contracts exposed to LIBOR. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR. The discontinuation of LIBOR will require us to amend our Credit Facility, which matures on January 31, 2024. At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate.

Factors that also impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our results of operations would be adversely impacted. Such increases in interest rates could have a material adverse effect on our financial conditions and results of operations.

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

Governmental Regulation Risks

We have operations throughout the United States, which exposes us to multiple federal, state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.

Our 97 branch locations, as of February 10, 2021, in the United States are located in 23 different states, which exposes us to a host of different federal, state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.

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

General Business Risks

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

Broad market and industry factors may materially reduce the market price of our common stock, regardless of or in a manner that is disproportionate to any related impact on our operating performance. Most recently, in the first quarter of 2020, worldwide crude oil and natural gas prices sharply declined as a result of the lack of agreement on production levels by members of the Organization of the Petroleum Exporting Countries and other oil- and gas-producing countries, which resulted in production outstripping the demand for oil and gas. Additionally, the effects of the COVID-19 outbreak, has decreased demand for oil and gas products as companies and other organizations have suspended or curtailed operations and travel. Although worldwide crude oil and natural gas prices have partially recovered from the 2020 first quarter decline, we believe the uncertainty regarding future oil and natural gas prices continues to impact customer capital expenditure decisions. In addition, the stock market historically has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including those listed above and others, may harm the market price of our common stock.

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

As of February 10, 2021, we had a network of 97 full-service facilities in 23 states in the West Coast, Intermountain, Southwest, Gulf Coast, Southeast and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 97 total facilities, we own 11 of our locations and lease 86 locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations and the number of multiple branch locations in each city is indicated by parentheses:

City/State	Leased/Owned	City/State	Leased/Owned
Alabama (5)		Montana (2)
Birmingham (2)	Leased (2)	Belgrade	Leased
Dothan	Leased	Billings	Leased
Huntsville	Leased	Nevada (2)
Opelika	Leased	Las Vegas	Leased
Arizona (3)		Reno	Leased
Phoenix (2)	Leased (1) Owned (1)	New Mexico (1)
Tucson	Owned	Albuquerque	Leased
Arkansas (2)		North Carolina (6)
Little Rock	Owned	Arden	Leased
Springdale	Owned	Charlotte	Leased
California (9)		Durham	Leased
Bakersfield	Leased	North Raleigh	Leased
Benicia	Leased	Raleigh	Leased
Fontana	Leased	Winston-Salem	Leased
La Mirada	Owned	Oklahoma (2)
Los Angeles	Leased	Oklahoma City	Leased
Sacramento	Leased	Tulsa	Leased
San Diego	Leased	Oregon (1)
San Francisco	Leased	Prineville	Leased
San Jose	Leased	South Carolina (3)
Colorado (5)		Charleston	Leased
Colorado Springs	Leased	Columbia	Leased
Denver	Owned	Greenville	Leased
Erie	Leased	Tennessee (3)
Fort Collins	Leased	Chattanooga	Leased
Greeley	Leased	Memphis	Leased
Florida (8)		Nashville	Leased
Fort Myers	Leased	Texas (21)
Ft. Walton Beach	Leased	Aledo	Leased
Jacksonville	Leased	Austin	Leased
Orlando	Leased	Beaumont	Leased
Panama City	Leased	Bryan	Leased
Pompano Beach	Leased	Buda	Leased
Tallahassee	Leased	Corpus Christi	Leased
Tampa	Leased	Dallas(2)	Leased(1) Owned(1)
Georgia (3)		Fort Worth	Leased
Atlanta	Leased	Freeport	Leased
Savannah	Leased	Houston(2)	Leased(2)
Suwannee	Leased	Katy	Leased
Idaho (2)		Lubbock	Leased
Boise	Leased	McKinney	Leased
Coeur d’Alene	Leased	Mesquite	Leased
Louisiana (9)		Midland	Leased
Alexandria	Leased	Pasadena	Leased
Baton Rouge	Owned	San Antonio	Leased
Belle Chasse	Leased	Schertz	Leased
Kenner	Owned	Temple	Leased
Lafayette	Leased	Utah (2)
Lake Charles	Leased	Salt Lake City	Leased
New Orleans	Leased	St. George	Leased
Shreveport(2)	Leased(2)	Virginia (3)
Maryland (2)		Ashland	Owned
Baltimore	Leased	Norfolk	Leased
Forestville	Leased	Warrenton	Owned
Mississippi (1)		Washington(2)
Jackson	Leased	Seattle	Leased
		Lynwood	Leased

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to over 100 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 335 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

Item 3.	Legal Proceedings

For information on Company legal proceedings, see Note 13 to our Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.”

Holders

As of December 31, 2020, there were 67 stockholders of record of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

Dividends

During the years ended December 31, 2020 and 2019, the Company paid quarterly cash dividends totaling $1.10 per share in each year, or approximately $39.6 million and $39.4 million, respectively. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Performance Graph below compares the cumulative total stockholder return on H&E Equipment Services, Inc.’s common stock beginning on December 31, 2015 and for each subsequent quarter period end through and including December 31, 2020, with the cumulative returns of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: URI, Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. In our Annual Reports on Form 10-K for the years ended December 31, 2015, we included within our peer group, Hertz Global Holdings, which previously owned Herc Holdings Inc., the then parent company of Herc Rentals Inc., Hertz’s equipment rental business. On July 1, 2016, Herc Holdings Inc. was separated from Hertz Global Holdings, Inc. and became an independent, publicly-traded corporation. Accordingly, we have excluded Herc Holdings Inc. and Hertz Global Holdings, Inc. from our industry peer group in the five-year Performance Graph below. Herc Holdings Inc. will be included in our peer group when they have five years of comparative historical data.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on December 31, 2015. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
H&E Equipment Services, Inc.	$100.00	$142.48	$260.47	$135.58	$230.98	$216.58
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
Peer Group	100.00	134.71	198.83	141.71	214.57	299.77

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

Issuer Purchases of Equity Securities

On October 12, 2020, 2,983 shares of non-vested stock that were issued in 2015 vested at $23.06 per share. The holder of those vested shares returned 1,264 shares of common stock to the Company during the quarter ended December 31, 2020 as payment for their withholding taxes. This resulted in an addition of 1,264 shares to treasury stock.

Item 6.	Selected Financial Data

Omitted pursuant to SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, with respect to Item 301, effective February 10, 2021.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2020, and its results of operations for the year ended December 31, 2020, and should be read in conjunction with the Selected Financial Data and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

The outbreak of the COVID-19 pandemic continues to affect the United States of America and the world, including in the primary regions we operate. Many State Governors issued temporary Executive Orders in 2020, which continue to remain effective in most states that, among other stipulations, effectively limit in-person work activities for most industries and businesses having the effect of suspending or severely curtailing operations. While we are considered an essential business pursuant to the various Executive Orders, if repercussions of the outbreak are prolonged, it could have a significant adverse impact to the underlying industries of some of our customers or in some or all of the primary markets in which we operate, including our customers in the oil and gas industry. To date, our branch locations remain operational and we have not incurred any significant interruptions to our day-to-day operations or supply chain, except most of our corporate employees are working remotely. In response to the COVID-19 pandemic, we proactively implemented certain measures to strengthen cash flow, manage costs, strengthen liquidity and enhance employee safety. These measures included the reduction of payroll costs, a reduction in capital expenditures and other discretionary spending, the elimination of most business travel and restriction of visitors to our corporate office, enhanced cleaning and disinfection procedures at our corporate office and branch locations, promotion of social distancing and the wearing of face coverings (masks) at our corporate office and branch locations, and requirements for employees to work from home where possible.

As the impact of COVID-19 became more widespread in March 2020, our equipment rental utilization and sales volumes began to decline from February 2020 levels and this decline continued through mid-April, where we began to see utilization and sales levels improve and stabilize for the remainder of the year and into early 2021, as adjusted for normal seasonality. Even with these recent sequential improvements, our total revenues for the year ended December 31, 2020, were 13.3% lower than those of the year ended December 31, 2019. The timing and the extent of any continued recovery, or subsequent contraction, in our equipment rental utilization and sales volumes cannot be reasonably estimated at this time. As such, the extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the duration and spread of the outbreak, the impact on capital and financial markets, governmental limitations on business operations generally, and its and their impact on potential customers, employees, vendors and distribution partners, all of which cannot be reasonably predicted at this time. For a discussion of liquidity, see Liquidity and Capital Resources below.

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

As of February 10, 2021, we operated 97 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional and district managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

Through our predecessor companies, we have been in the equipment services business for approximately 60 years. H&E L.L.C. was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc., a Delaware corporation.

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

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2020 by business segment (see note 18 to our consolidated financial statements for further information regarding our business segments):

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2020, our total cost of revenues was approximately $766.5 million. Our operating expenses consist principally of selling, general and administrative (“SG&A”) expenses. For the year ended December 31, 2020, our SG&A expenses were $289.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

We are also subject to federal and state income taxes. Future income tax examinations by state and federal agencies could result in additional income tax expense based on probable outcomes of such matters.

Cost of Revenues:

Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving over a five year estimated useful life with a 25% salvage value, and material handling equipment over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives assigned to rental equipment.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving Credit Facility, senior unsecured notes and our finance lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable, which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and the accretion/amortization of note discount/premium are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2020 was $1.0 billion, or approximately 51.9% of our total assets. Our rental fleet as of December 31, 2020 consisted of 39,389 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $1.8 billion. As of December 31, 2020, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	21,068	53.5%	$676.4	38.4%	48.9
Cranes	183	0.5%	73.5	4.1%	53.9
Earthmoving	4,392	11.2%	400.3	22.7%	25.6
Material Handling Equipment	6,394	16.2%	494.9	28.1%	42.3
Other	7,352	18.6%	118.6	6.7%	25.7
Total	39,389	100.0%	$1,763.7	100.0%	40.9

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

The original acquisition cost of our gross rental fleet decreased by approximately $179.1 million, or 9.2%, for the year ended December 31, 2020, largely reflective of the decrease in rental capital expenditures in response to the COVID-19 pandemic’s impact on equipment rental demand. The average age of our rental fleet equipment increased by approximately 4.6 months for the year ended December 31, 2020. Our average rental rates for the year ended December 31, 2020 were approximately 2.6% lower than the year ended December 31, 2019 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the year ended December 31, 2020 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

•

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. Conversely, declines in oil and natural gas prices and the related downturn in oil industry activities can result in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Most recently, in the first quarter of 2020, worldwide crude oil and natural gas prices sharply declined as a result of the lack of agreement on production levels by members of the Organization of the Petroleum Exporting Countries and other oil- and gas-producing countries, which resulted in production outstripping the demand for oil and gas. Additionally, the effects of the COVID-19 outbreak, has decreased demand for oil and gas products as companies and other organizations have suspended or curtailed operations and travel. Although worldwide crude oil and natural gas prices have partially recovered from the 2020 first quarter decline, we believe the uncertainty regarding future oil and natural gas prices continues to impact customer capital expenditure decisions.

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

The amount of depreciation expense we record is highly dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. Depreciation expense on our rental fleet for the year ended December 31, 2020 was approximately $233.8 million. For the year ended December 31, 2020, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Aerial Work Platforms	Cranes	Earth- moving	Material Handling Equipment	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2020
Depreciation expense for the year ended December 31, 2020	$79.3	$8.6	$73.1	$51.5	$21.3	$233.8
Increase of 2 years in useful life	72.7	6.6	46.3	39.4	25.2	190.2
Decrease of 2 years in useful life	109.0	10.0	108.0	70.9	21.3	319.2

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $21.8 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $42.7 million.

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

Acquisition Accounting. We have made significant acquisitions in the past and we intend to make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, and strengthening our competitive position. Pursuant to Topic 350, Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates.

Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest component of our acquisitions. Historically, virtually all of the rental equipment that we have acquired through business combinations have been classified as “To be Used,” rather than as “To be Sold.” Equipment that we acquire and classify as “To be Used” is recorded at fair value. Any significant inventories of new and used equipment acquired in the transaction are valued at fair value, which should approximate a market participant’s estimated selling price adjusted for (1) costs in the selling effort and (2) a reasonable profit allowance.

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

Evaluation of Goodwill Impairment. We have made acquisitions in the past that resulted in the recognition of goodwill. Goodwill is the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. We evaluate goodwill for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability.

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

As of December 31, 2020, our goodwill was comprised of the following carrying values for our six reporting units (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2020
Equipment Rentals Component 1	$48,976
Equipment Rentals Component 2	—
New Equipment Sales	—
Used Equipment Sales	8,953
Parts Sales	10,922
Services Revenues	—
Total Goodwill	$68,851

During 2018, we performed, as of October 1, our annual impairment testing date, a Step 0 qualitative assessment and determined that it was more likely than not that the fair value of each of our reporting units was not less than its carrying value and, therefore, did not perform the prescribed quantitative Step 1 goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount or “cushion” between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

We performed a Step 1 quantitative assessment of goodwill impairment as of October 1, 2019, our annual impairment test date. Based on this quantitative test, we determined that the New Equipment Sales and Service Revenues reporting units were less than the carrying value of each reporting unit, resulting in a goodwill impairment totaling $12.2 million, or $10.7 million and $1.5 million for the New Equipment Sales and Service Revenues reporting units, respectively. The New Equipment Sales reporting unit 2019 impairment was largely due to a sharp decline in our 2019 fourth quarter new equipment sales revenues as over 75% of our full-year new equipment sales decline occurred in the fourth quarter. The fourth quarter new equipment sales decline was primarily driven by lower new crane sales, which were down 28.7%, or $12.0 million. As noted elsewhere in this Annual Report on Form 10-K, we believe that demand for cranes is impacted by oil prices and while oil prices have partially recovered from their low point in 2016, which represented a 13-year low at the time, there remains considerable uncertainty regarding future oil prices and this uncertainty impacts customer capital expenditure decisions. This fourth quarter decline in new equipment sales, combined with our new equipment sales revenues growth rate and operating results assumptions for the forecast period under the income approach, resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in a $10.7 million impairment charge.

The impairment of the Service Revenues reporting unit was largely due to our service revenues growth rate and operating results assumptions for the forecast period under the income approach, which resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in a $1.5 million impairment charge. The impairment charges are non-cash items and does not affect our cash flows, liquidity or borrowing capacity under the senior credit facility, and the charges are excluded from our financial results in evaluating our financial covenant under the Credit Facility.

Based on our evaluation of the impact to our business in the first quarter of 2020 from the COVID-19 pandemic, we identified triggering events requiring an interim impairment test as of March 31, 2020. These triggering events included a deterioration in macroeconomic conditions, declines in business volume in our industry, a decline in our actual revenue and earnings compared with our planned revenue and earnings, and a sustained decrease in our stock price. For the interim impairment test as of March 31, 2020, we determined that our Equipment Rental Component 2 reporting unit had a fair value less than its carrying value, resulting in a $62.0 million impairment charge. The impairment was largely due to Equipment Rental Component 2’s forecasted declines in 2020 rental revenues, which was driven by the decrease in equipment rental demand that began in March 2020 as COVID-19’s impact became more widespread across our geographic footprint, combined with our revenue growth rate and cash flow assumptions as of March 31, 2020, for the remaining forecast period under the income approach, and the decline in the fair value of Equipment Rental Component 2 based on the market approach from declining business enterprise values of comparable companies in our industry, resulting in a decrease in revenue and EBITDA multiples of those companies. The impairment charge is a non-cash item and does not affect our cash flows, liquidity or borrowing capacity under the senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the Credit Facility.

We performed a Step 1 quantitative assessment of goodwill impairment as of October 1, 2020, our annual impairment test date. For all reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach, as further described below. Based on this quantitative test, we determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as of the October 1, 2020 annual impairment testing date as their respective fair values exceeded their respective carrying values by approximately 44%, 90% and 33%, respectively.

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

Impairment of Long-lived Assets (Excluding Goodwill). Our long-lived assets principally consist of rental equipment and property and equipment. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived and intangible assets involves significant estimates and judgment on the part of management. Our estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances.

In support of our review for indicators of impairment, we perform a review of our long-lived assets at the branch level relative to branch performance and conclude whether indicators of impairment exist associated with our long-lived assets, including our rental and non-rental equipment and right-of-use assets. Based on our most recently completed quarterly reviews, there were no indications of impairment associated with our long-lived assets (excluding goodwill).

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

Our U.S. federal tax returns for 2017 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2013 and subsequent years.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the years ended December 31, 2020 and 2019. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Our prior year discussion for the years ended December 31, 2019 and 2018 can be found here, in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)

Segment revenues:
Equipment rentals
Rentals	$598,425	$694,547	$(96,122)	(13.8)%
Rentals other	64,568	71,807	(7,239)	(10.1)%
Total equipment rentals	662,993	766,354	(103,361)	(13.5)%
New equipment sales	167,130	239,091	(71,961)	(30.1)%
Used equipment sales	153,152	139,349	13,803	9.9%
Parts sales	110,594	123,855	(13,261)	(10.7)%
Services revenues	64,253	67,941	(3,688)	(5.4)%
Non-Segmented other revenues	10,998	11,775	(777)	(6.6)%
Total revenues	$1,169,120	$1,348,365	$(179,245)	(13.3)%

Total Revenues. Our total revenues were $1.2 billion for the year ended December 31, 2020 compared to $1.3 billion for the year ended December 31, 2019, a decrease of $179.2 million, or 13.3%. Revenues of all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the year ended December 31, 2020 decreased $103.4 million, or 13.5%, to $663.0 million from $766.4 million in 2019. The decrease in equipment rental revenues was largely due to decreased demand from the impact of the COVID-19 economic downturn.

Rentals: Rental revenues decreased $96.1 million, or 13.8%, to $598.4 million for the year ended December 31, 2020 compared to $694.5 million for the year ended December 31, 2019. Rental revenues from aerial work platform equipment decreased $36.1 million, material handling equipment rental revenues decreased $21.7 million, and rental revenues from earthmoving equipment decreased $14.3 million. Other equipment rental revenues and crane rental revenues decreased $13.9 million and $5.4 million, respectively, as compared to the prior period.  The product line equipment rental revenue fluctuations above do not include the impact of legacy WRI equipment rental revenues of $4.7 million for February 2019 through April 2019.

Our average rental rates, based on the American Rental Association’s calculation methodology, for the year ended December 31, 2020 decreased 2.6% compared to the year ended December 31, 2019. Our average rental rates for the year ended December 31, 2019 do not include the impact of legacy WRI equipment rental revenues for February 2019 through April 2019.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2020 decreased 4.2% to 32.1% from 36.3% in 2019. The decrease in comparative rental equipment dollar utilization was primarily the result of the decrease in equipment rental rates as noted above and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 63.2% for the year ended December 31, 2020 compared to 70.4% in the year ended December 31, 2019, a decrease of 7.2%, largely attributable to the decrease in demand due to the economic downturn surrounding the COVID-19 pandemic.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the year ended December 31, 2020 were $64.6 million compared to $71.8 million for the year ended December 31, 2019, a decrease of $7.2 million, or 10.1%, primarily due to the decrease in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2020 decreased $72.0 million, or 30.1%, to $167.1 million from $239.1 million in 2019. This decrease, as noted below, was driven primarily by decreased sales of new cranes from continuing uncertainty related to oil and gas prices, and decreases in sales of our other product lines as customers have delayed, and in some cases, canceled large capital purchases due to the uncertainty surrounding the COVID-19 pandemic. Sales of new cranes decreased $53.4 million. Sales of new material handling equipment, earthmoving equipment and aerial work platform equipment decreased $14.5 million, $5.8 million and $2.9 million, respectively. Partially offsetting these decreases, sales of new other equipment sales increased $4.7 million.

Used Equipment Sales Revenues. Our used equipment sales increased $13.8 million, or 9.9%, to $153.2 million for the year ended December 31, 2020, from $139.3 million for the same period in 2019. This increase in used equipment sales reflects some downsizing of our rental fleet in response to COVID-19’s impact on rental demand combined with improved customer demand for used equipment. Sales of used earthmoving equipment, used material handling equipment and other used equipment sales increased $12.2 million, $3.5 million and $2.6 million, respectively. Partially offsetting these increases were decreases of used cranes and used aerial work platform equipment of $3.1 million and $1.4 million, respectively.

Parts Sales Revenues. Our parts sales revenues decreased $13.3 million, or 10.7%, to $110.6 million for the year ended December 31, 2020 from $123.9 million for the same period in 2019. The decrease in parts sales was largely attributable to decreases in equipment parts sales across all product lines, reflecting the COVID-19 impacts on our parts business.

Services Revenues. Our services revenues for the year ended December 31, 2020 decreased $3.7 million, or 5.4%, to $64.3 million from $67.9 million in the same period last year. The decrease in service revenues was largely attributable to decreases in earthmoving equipment, aerial work platforms and material handling equipment services.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are generally not allocated to our reportable segments. For the year ended December 31, 2020, our other revenues were $11.0 million, a decrease of approximately $0.8 million, or 6.6%, from $11.8 million in 2019.

Gross Profit.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$264,558	$345,688	$(81,130)	(23.5)%
Rentals other	(626)	1,194	(1,820)	(152.4)%
Total equipment rentals	263,932	346,882	(82,950)	(23.9)%
New equipment sales	18,064	27,719	(9,655)	(34.8)%
Used equipment sales	48,562	47,328	1,234	2.6%
Parts sales	28,439	32,892	(4,453)	(13.5)%
Services revenues	43,077	45,995	(2,918)	(6.3)%
Non-Segmented other	545	(1,646)	2,191	133.1%
Total gross profit	$402,619	$499,170	$(96,551)	(19.3)%

Total Gross Profit. Our total gross profit was $402.6 million for the year ended December 31, 2020 compared to $499.2 million for the year ended December 31, 2019, a decrease of $96.6 million, or 19.3%. Total gross profit margin for the year ended December 31, 2020 was approximately 34.4%, a decrease of 2.6% from the 37.0% gross profit margin for the same period in 2019. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the year ended December 31, 2020 decreased $83.0 million, or 23.9%, to approximately $263.9 million from $346.9 million in 2019. Total gross profit margin from equipment rentals for the year ended December 31, 2020 was approximately 39.8% compared to 45.3% for the year ended December 31, 2019, a decrease of 5.5%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenue gross profit decreased $81.1 million to $264.6 million for the year ended December 31, 2020 compared to $345.7 million for the year ended December 31, 2019. The decrease in equipment rentals gross profit was the result of a $96.1 million decrease in equipment rental revenues for the year ended December 31, 2020 compared to last year, which was partially offset by a $10.0 million decrease in rental equipment depreciation expense and $5.0 million decrease in rental expenses. The decreases in rental equipment depreciation expense and rental expenses are primarily due to a smaller fleet size in 2020 compared to 2019 due to the decrease in capital expenditures in 2020 due to the COVID-19 pandemic. Gross profit margin on equipment rentals for the year ended December 31, 2020 was approximately 44.2% compared to 49.8% in 2019, a decrease of 5.6%. As a percentage of equipment rental revenues, rental expenses were 16.7% and 15.1% for the years ended December 31, 2020 and 2019, respectively, an increase of 1.6%. Depreciation expense was 39.1% of equipment rental revenues for the year ended December 31, 2020 compared to 35.1% for the same period in 2019, an increase of 4.0%. These increases are primarily the result of decreases in rental revenues.

Rentals Other: Our rentals other consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the year ended December 31, 2020 was $0.6 million compared to a gross profit of $1.2 million for the year ended December 31, 2019, a decrease of $1.8 million. Gross loss margin was 1.0% for the year ended December 31, 2020 compared to a gross profit margin of 1.7% for the same period last year, a decrease of 2.7%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2020 decreased $9.7 million, or 34.8%, to $18.1 million compared to $27.7 million in 2019 on a decrease in total new equipment sales of $72.0 million. Gross profit margin on new equipment sales for the year ended December 31, 2020 was approximately 10.8%, a decrease of 0.8% from 11.6% in 2019. The decrease in gross profit margin was primarily due to the mix of new equipment sold combined with lower gross margins on new crane sales and new earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2020 increased approximately $1.2 million, or 2.6%, to $48.6 million from $47.3 million in 2019, on a used equipment sales increase of $13.8 million. Gross profit margin on used equipment sales for the year ended December 31, 2020 was 31.7%, down 2.3% from 34.0% for the year ended December 31, 2019, primarily as a result of lower gross margins on all product lines.

Our used equipment sales from the rental fleet, which comprised approximately 92.4% and 91.5% of our used equipment sales for the years ended December 31, 2020 and 2019, respectively, were approximately 150.8% and 157.6% of net book value for the years ended December 31, 2020 and 2019, respectively.

Parts Sales Gross Profit. For the year ended December 31, 2020, our parts sales revenue gross profit decreased $4.5 million, or 13.5%, to $28.4 million from $32.9 million for the same period in 2019, on a $13.3 million decrease in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2020 was 25.7%, a decrease of approximately 0.8% from 26.6% in the same period in 2019, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the year ended December 31, 2020, our services revenues gross profit decreased $2.9 million, or 6.3%, to $43.1 million from $46.0 million for the same period in 2019, on a $3.7 million decrease in services revenues. Gross profit margin on services revenues for the years ended December 31, 2020 and 2019 was 67.0% and 67.7%, respectively, a decrease of 0.7%, as a result of services revenues mix.

Non-Segmented Other Gross Profit (Loss). Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to our reportable segments. Our non-segmented other gross profit was approximately $0.5 million for the year ended December 31, 2020 compared to a gross loss of $1.6 million for the same period last year, an increase of $2.2 million.

Selling, General and Administrative Expenses. SG&A expenses decreased approximately $21.8 million, or 7.0%, to $289.3 million for the year ended December 31, 2020 compared to $311.0 million for the year ended December 31, 2019.

The net decrease in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit and other employee expenses decreased $22.2 million, primarily as a result of lower commissions and incentive pay combined with headcount reductions and reduced employee hours in response to COVID-19’s impact to our business. Promotional expenses decreased $2.1 million. Bad debt expense decreased $1.7 million and supplies expense decreased $1.2 million. Non-real estate lease operating expenses decreased $1.5 million and fuel and utilities costs decreased $0.7 million. These decreases were partially offset by a $6.4 million increase in liability insurance costs, a $0.7 million increase in depreciation and amortization expenses and a $0.6 million increase in legal and professional fees.

Approximately $4.4 million of incremental SG&A expenses were attributable to branches opened since January 1, 2019 with less than a full year of comparable operations in either or both of the years ended December 31, 2020 and 2019.

As a percentage of total revenues, SG&A expenses were 24.7% for the year ended December 31, 2020 compared to 23.1% for the year ended December 31, 2019, an increase of approximately 1.7%.

Impairment of Goodwill. Impairment of goodwill incurred in the year ended December 31, 2020 was $62.0 million, compared to $12.2 million in 2019. The 2020 impairment related to one reporting unit, Equipment Rental Component 1. The 2019 impairment related to two of our six reporting units, New Equipment Sales and Service Revenues. See note 2 to the consolidated financial statements for additional information.

Gain on Sales of Property and Equipment, Net. During the year ended December 31, 2020, gain on sales of property and equipment, net amounted to $11.0 million for the period, compared to $4.6 million for the year ended December 31, 2019, an increase of approximately $6.3 million. This increase is primarily due to a gain on a sale-leaseback transaction in the first quarter of 2020, a gain on a company-owned closed branch location in the second quarter of 2020 and gains on sales in the normal course of business.

Other Income (Expense). For the year ended December 31, 2020, our net other expenses increased approximately $38.9 million to $103.2 million compared to $64.3 million for the same period in 2019.

During the year ended December 31, 2020, we recognized a $44.6 million loss due to the early extinguishment of our Old Notes. For additional information regarding the extinguishment of our Old Notes and the issuance of our New Notes, see note 9 to our consolidated financial statements.

Interest expense decreased approximately $6.5 million to $61.8 million for the year ended December 31, 2020 compared to $68.3 million for the year ended December 31, 2019. Interest costs related to the Credit Facility decreased $7.2 million for the year ended December 31, 2020 compared to the same period last year. The decrease in Credit Facility interest costs is largely due to lower borrowings in 2020 compared to 2019.

Other income, net, decreased $0.8 million to $3.2 million for the year ended December 31, 2020 compared to $4.0 million for the year ended December 31, 2020, primarily attributable to proceeds from a favorable litigation settlement in 2019.

Income Taxes. We recorded an income tax benefit of $8.7 million for the year ended December 31, 2020 compared to an income tax expense of approximately $28.7 million for the year ended December 31, 2019. Our effective income tax rate for the year ended December 31, 2020 was 21.1% compared to 24.7% for the same period last year, a decrease of 3.6%.  The decrease in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax. Our rate for the year ended December 31, 2020 includes the impact of $2.6 million income tax expense related to nondeductible goodwill impairment.

On March 27, 2020, the CARES Act was signed into law. The income tax related provisions of the CARES Act did not have a material impact to our recorded income tax benefit for the year ended December 31, 2020. See note 12 to the consolidated financial statements for a discussion of the CARES Act’s favorable cash impact to our liquidity. We are continuing to evaluate any further impact that the CARES Act may have on the Company’s future operations, financial position and liquidity.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at December 31, 2020 are fully realizable through future reversals of existing taxable temporary differences and future taxable income.  For the year ended December 31, 2020, we recorded a valuation allowance of $6.4 million for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2020, the cash provided by our operating activities was $286.0 million. Our reported net loss of $32.7 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, amortization of finance lease right-of-use assets, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, goodwill impairment, loss on early extinguishment of debt and net gains on the sale of long-lived assets, provided positive cash flows of $296.2 million. These cash flows from operating activities were positively impacted by a $9.3 million decrease in receivables and a $31.0 million increase in accounts payable. Partially offsetting these positive cash flows were a $23.2 million decrease in accrued expenses and other liabilities, a $9.5 million increase in inventories, and a $15.6 million decrease in manufacturing flooring plans payable. Additionally, prepaid expenses and other assets increased $0.1 million and deferred compensation payable decreased $2.1 million.

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

Cash Flow from Investing Activities. For the year ended December 31, 2020, net cash provided by our investing activities were approximately $21.1 million. The purchases of rental and non-rental equipment totaled approximately $135.0 million and proceeds from the sale of rental and non-rental equipment were approximately $156.1 million.

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

Cash Flow from Financing Activities. For the year ended December 31, 2020, our cash provided by our financing activities was exceeded by our cash used in financing activities, resulting in net cash used in our financing activities of $10.5 million. Net payments under our Credit Facility for the year ended December 31, 2019 were $216.9 million, dividends paid were $39.6 million, or $1.10 per common share, treasury stock purchases were approximately $1.4 million, and payments on finance lease obligations were $0.2 million. In connection with the issuance of our New Notes, gross proceeds were $1.25 billion, which were primarily used to tender and redeem our Old Notes totaling $990.9 million, representing aggregate principal payments of $950.0 million and tender and redemption premiums totaling approximately $40.9 million. Deferred financing costs paid in connection with the issuance of the New Notes totaled $11.4 million.

For the year ended December 31, 2019, net cash provided by our financing activities was $4.3 million. Net borrowings under our Credit Facility for the year ended December 31, 2019 were $46.1 million, which was partially offset by dividends paid totaling $39.4 million, or $1.10 per common share, treasury stock purchases totaling approximately $1.7 million, payments on finance lease obligations of $0.2 million and payments of deferred financing costs of $0.6 million.

Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% senior unsecured notes due 2028 (the “New Notes”), and the settlement of a cash tender offer and redemption notice to repurchase or redeem all of our previously outstanding $950 million, 5.625% senior unsecured notes due 2025 (the “Old Notes”). No principal payments on the New Notes are due until their scheduled maturity date (December 15, 2028).

The New Notes were issued by H&E Equipment Services, Inc. (the parent company) and are guaranteed by GNE Investments, Inc. and its wholly‑owned subsidiaries Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E California Holding, Inc., H&E Equipment Services (Mid-Atlantic), Inc. and H&E Finance Corp (collectively, the guarantor subsidiaries). The guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan. There are no registration rights associated with the New Notes or the subsidiary guarantees.

For additional information regarding our senior unsecured notes, see note 9 to our consolidated financial statements.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as Agent, and the lenders named therein.

On December 22, 2017, we amended, extended and restated the Credit Facility by entering into the Fifth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). On February 1, 2019, we further amended and extended the Amended and Restated Credit Agreement with the First Amendment to the Fifth Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment, among other things, (i) extends the maturity date of the credit facility to February 1, 2024, and (ii) lowers the interest rate in the case of LIBOR revolving loans, to LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability and (iii) lowers the interest rate in the case of Base Rate loans, to the Base Rate (as defined in the Amended and Restated Credit Agreement) plus an applicable margin of 0.25% to 0.75%, depending on the Average Availability.

At December 31, 2020, we had no borrowings under the Credit Facility and we could borrow up to $741.3 million and remain in compliance with the debt covenants under the Company’s credit facility. At February 10, 2021, we had $741.3 million of available borrowings under our Credit Facility, net of an $8.7 million outstanding letter of credit. We do not anticipate any near-term impacts to our liquidity under the Credit Facility as a result of the COVID-19 pandemic, nor do we anticipate any covenant violations related to the Credit Facility. See also Cash Requirements Related to Operations below.

For additional information regarding our senior secured credit facility, see note 10 to our consolidated financial statements.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the year ended December 31, 2020 and 2019 were approximately $138.7 million and $349.1 million, respectively, including $22.4 million and $39.5 million, respectively, of non-cash transfers from new and used equipment to rental fleet inventory. Our gross property and equipment capital expenditures for the year ended December 31, 2020 and 2019 were $18.7 million and $43.1 million, respectively. The above comparative capital expenditures are reflective of the significant decreases in our capital expenditures as a result of the downturn in our business and continuing economic uncertainty related to COVID-19.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the New Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At December 31, 2020, we have cash on hand of approximately $310.9 million. At December 31, 2020, we had available borrowings of $741.3 million, net of $8.7 million of outstanding letters of credit, compared to $525.4 million at December 31, 2019, net of $7.7 million of outstanding letters of credit. At February 10, 2021, we had $741.3 million of available borrowings under the Credit Facility, net of an $8.7 million of outstanding letters of credit. These sequential improvements in the amounts we have available for borrowing under the Credit Facility since December 31, 2019 are substantially due to the decrease in capital expenditures as noted in the preceding paragraph. We do not expect our liquidity to be materially negatively impacted by the current COVID-19 pandemic.

Quarterly Dividend

On each of February 14, 2020, May 20, 2020, August 11, 2020 and November 10, 2020, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which were paid on March 13, 2020, June 12, 2020, September 11, 2020 and December 11, 2020, respectively, totaling approximately $39.6 million. On February 11, 2021, the Company announced a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on February 26, 2021, which is to be paid on March 12, 2021.

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

Contractual and Commercial Commitments

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2020.

	Payments Due by Year
	Total	2021	2022-2023	2024-2025	Thereafter
	(Amounts in thousands)
Senior unsecured notes (1)	$1,250,000	$—	$—	$—	$1,250,000
Interest payments on senior unsecured notes (2)	387,500	48,438	96,876	96,876	145,310
Senior secured credit facility fees (3)	8,678	2,813	5,626	239	—
Finance lease right-of-use liabilities (4)	315	270	45	—	—
Operating lease right-of-use liabilities (5)	223,720	24,075	47,900	47,681	104,064
Other lease commitments (6)	8,471	745	1,765	1,849	4,112
Other long-term obligations (7)	9,615	6,774	2,841	—	—
Total contractual cash obligations	$1,888,299	$83,115	$155,053	$146,645	$1,503,486

(1)	See note 9 to the consolidated financial statements for additional information regarding our New Notes.
(2)	Future interest payments are calculated based on the assumption that all of the senior unsecured notes remain outstanding until maturity.
(3)	This represents fees associated with the unused portion of the senior secured credit facility’s line of credit, and assumes all amounts under the senior secured credit facility remain undrawn.
(4)	This includes a real estate finance lease for which the related liability has been recorded (including interest) at the present value of future minimum lease payments due under the leases.
(5)	This includes total minimum operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year, including interest.
(6)	Represents total minimum operating lease rental payments for leases executed but not commenced as of December 31, 2020, including interest.
(7)	Represents amounts due on manufacturer flooring plans payable, which are used to finance certain purchases of new equipment inventory and rental equipment.

As of December 31, 2020, we had standby letters of credit issued under our Credit Facility totaling $8.7 million that expire in May 2021. The Company expects to renew those letters of credit under similar terms upon their expiration.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had for the three most recent fiscal years ended, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Acquisitions and Start-up Facilities

We periodically engage in evaluations of potential acquisitions and start-up facilities. We intend to continue to evaluate and pursue, on an opportunistic basis, acquisitions that meet our selection criteria, and we are focused on identifying and acquiring rental companies to complement our existing business, broaden our geographic footprint, and increase our density in existing markets.

Effective January 1, 2018, we completed the acquisition of CEC, a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations. Effective April 1, 2018, we completed the acquisition of Rental Inc., an equipment rental and distribution company with five branch locations in Alabama and Florida. Effective February 1, 2019, we completed the acquisition of WRI, an equipment rental company with six branch locations in Central Texas.  See note 3 to the consolidated financial statements for additional information on these acquisitions.

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

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon (a) the Base Rate plus an applicable margin of 0.25% to 0.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and (b) LIBOR plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of LIBOR revolving loans.

At December 31, 2020, we had no outstanding borrowings under the Credit Facility. At February 10, 2021, we had no outstanding borrowings, with $741.3 million of available borrowings, net of an $8.7 million of outstanding letters of credit.  We did not have significant exposure to changing interest rates as of December 31, 2020 on the fixed-rate senior unsecured notes.  Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

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

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Note 2 to the consolidated financial statements, the Company has recognized goodwill of approximately $68.9 million as of December 31, 2020.  The Company performs its annual impairment assessment on October 1st every year or more frequently if events or circumstances dictate. On March 31, 2020, the Company observed a deterioration in macroeconomic conditions, declines in business volume in the industry, a decline in actual revenue and earnings compared with planned revenue and earnings, and a sustained decrease in stock price as a result of the economic impact of the COVID-19 pandemic. The Company determined these events constituted triggering events requiring the performance of a quantitative assessment of goodwill impairment, which resulted in a $62.0 million impairment charge related to the Equipment Rental Component 2 reporting unit.  The Company’s annual impairment assessment, which consisted of a comparison between the carrying value and fair value of the Company’s reporting units with goodwill balances, did not result in any additional impairment of goodwill. A combination of the income and the market approaches were used to estimate the fair value of the Company’s reporting units for both the March 31, 2020 and October 1, 2020 assessments.

We identified management’s judgments used in the income approach in estimating the fair value of the reporting units with goodwill balances as a critical audit matter. Significant judgments are required by management to develop assumptions used in the discounted cash flow analysis including internally projected results of operations, the weighted average cost of capital (“WACC”), and the terminal value growth rate. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures, and evaluating audit evidence obtained, related to management’s assumptions, including the use of professionals with specialized skill and knowledge to assist in performing these procedures.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating the reasonableness of management’s assumptions used in the Company’s discounted cash flow analysis, including evaluating whether the internally projected results of operations were reasonable, considering the historical performance of the reporting units and consistency with industry data.

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

Dallas, Texas

February 17, 2021

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2020	2019
	(Amounts in thousands, except share amounts)
Assets
Cash	$310,882	$14,247
Receivables, net of allowance for doubtful accounts of $4,741 and $5,236, respectively	178,858	192,204
Inventories, net of reserves for obsolescence of $350 and $331, respectively	72,488	85,478
Prepaid expenses and other assets	10,379	10,262
Rental equipment, net of accumulated depreciation of $701,588 and $676,376, respectively	1,028,745	1,217,673
Property and equipment, net of accumulated depreciation and amortization of $158,803 and $156,782, respectively	116,740	130,564
Operating lease right-of-use assets, net of accumulated amortization of $23,920 and $11,197, respectively	162,220	156,570
Finance lease right-of-use assets, net of accumulated amortization of $2,213 and $2,051, respectively	203	365
Deferred financing costs, net of accumulated amortization of $15,119 and $14,419, respectively	2,157	2,857
Intangible assets, net of accumulated amortization of $10,939 and $6,952, respectively	28,961	32,948
Goodwill	68,851	131,442
Total assets	$1,980,484	$1,974,610
Liabilities and Stockholders’ Equity
Liabilities:
Amounts due on senior secured credit facility	$—	$216,879
Accounts payable	89,295	58,853
Manufacturer flooring plans payable	9,615	25,201
Accrued expenses payable and other liabilities	67,290	78,382
Dividends payable	155	171
Senior unsecured notes, net of unaccreted discount of $9,323 and $2,691 and deferred financing costs of $2,017 and $1,743, respectively	1,238,660	945,566
Operating lease right-of-use liabilities	165,921	159,265
Finance lease right-of-use liabilities	305	550
Deferred income taxes	171,010	180,126
Deferred compensation payable	—	2,098
Total liabilities	1,742,251	1,667,091
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,242,711 and 39,921,838 shares issued at December 31, 2020 and 2019, respectively, and 36,092,555 and 35,848,089 shares outstanding at December 31, 2020 and 2019, respectively	401	398
Additional paid-in capital	240,206	235,844
Treasury stock at cost, 4,150,156 and 4,073,749 shares of common stock held at December 31, 2020 and 2019, respectively	(66,188)	(64,783)
Retained earnings	63,814	136,060
Total stockholders’ equity	238,233	307,519
Total liabilities and stockholders’ equity	$1,980,484	$1,974,610

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2020	2019	2018
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$662,993	$766,354	$627,181
New equipment sales	167,130	239,091	262,948
Used equipment sales	153,152	139,349	125,125
Parts sales	110,594	123,855	120,454
Services revenues	64,253	67,941	63,488
Other	10,998	11,775	39,765
Total revenues	1,169,120	1,348,365	1,238,961
Cost of revenues:
Rental depreciation	233,809	243,780	208,453
Rental expense	100,058	105,079	89,520
Rental other	65,194	70,613	55,449
	399,061	419,472	353,422
New equipment sales	149,066	211,372	232,057
Used equipment sales	104,590	92,021	86,052
Parts sales	82,155	90,963	88,263
Services revenues	21,176	21,946	21,328
Other	10,453	13,421	19,305
Total cost of revenues	766,501	849,195	800,427
Gross profit	402,619	499,170	438,534
Selling, general and administrative expenses	289,264	311,026	278,298
Impairment of goodwill	61,994	12,184	—
Merger costs	503	416	708
Gain from sales of property and equipment, net	10,966	4,617	7,118
Income from operations	61,824	180,161	166,646
Other income (expense):
Interest expense	(61,790)	(68,277)	(63,707)
Loss on early extinguishment of debt	(44,630)	—	—
Other, net	3,210	3,977	1,724
Total other expense, net	(103,210)	(64,300)	(61,983)
Income (loss) before provision (benefit) for income taxes	(41,386)	115,861	104,663
Provision (benefit) for income taxes	(8,719)	28,650	28,040
Net income (loss)	$(32,667)	$87,211	$76,623
Net income (loss) per common share:
Basic	$(0.91)	$2.43	$2.15
Diluted	$(0.91)	$2.42	$2.13
Weighted average common shares outstanding:
Basic	36,067	35,859	35,677
Diluted	36,067	36,033	35,903
Dividends declared per common share outstanding	$1.10	$1.10	$1.10

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Amounts in thousands, except share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2017	39,623,773	$395	$227,070	$(61,749)	$51,077	$216,793
Stock-based compensation	—	—	4,214	—	—	4,214
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,368)	(39,368)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	124,789	1	(110)	—	—	(109)
Repurchases of 37,805 shares of restricted common stock	—	—	—	(1,350)	—	(1,350)
Net income	—	—	—	—	76,623	76,623
Balances at December 31, 2018	39,748,562	396	231,174	(63,099)	88,332	256,803
Cumulative effect adjustment for Finance Lease pursuant to the adoption of ASC 842	—	—	—	—	(56)	(56)
Stock-based compensation	—	—	4,670	—	—	4,670
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,427)	(39,427)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	173,276	2	—	—	—	2
Repurchases of 58,756 shares of restricted common stock	—	—	—	(1,684)	—	(1,684)
Net income	—	—	—	—	87,211	87,211
Balances at December 31, 2019	39,921,838	398	235,844	(64,783)	136,060	307,519
Stock-based compensation	—	—	4,362	—	—	4,362
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,579)	(39,579)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	320,873	3	—	—	—	3
Repurchases of 76,407 shares of restricted common stock	—	—	—	(1,405)	—	(1,405)
Net loss	—	—	—	—	(32,667)	(32,667)
Balances at December 31, 2020	40,242,711	$401	$240,206	$(66,188)	$63,814	$238,233

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2020	2019	2018
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(32,667)	$87,211	$76,623
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	29,359	28,425	24,593
Depreciation of rental equipment	233,809	243,780	208,453
Amortization of intangible assets	3,987	4,132	3,320
Amortization of deferred financing costs	1,004	1,010	1,083
Accretion of note discount, net of premium amortization	508	477	477
Non-cash operating lease expense	12,723	11,680	—
Amortization of finance lease right-of-use assets	162	163	—
Provision for losses on accounts receivable	4,018	5,793	2,741
Provision for inventory obsolescence	127	152	122
Deferred income taxes	(9,116)	27,013	26,695
Stock-based compensation expense	4,362	4,670	4,214
Impairment of goodwill	61,994	12,184	—
Loss on early extinguishment of debt	44,630	—	—
Gain from sales of property and equipment, net	(10,966)	(4,617)	(7,118)
Gain from sales of rental equipment, net	(47,728)	(46,613)	(38,352)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	9,328	9,222	(17,761)
Inventories	(9,521)	(19,637)	(48,230)
Prepaid expenses and other assets	(117)	267	(965)
Accounts payable	31,042	(43,358)	6,994
Manufacturer flooring plans payable	(15,586)	1,535	1,664
Accrued expenses payable and other liabilities	(23,238)	(4,380)	2,572
Deferred compensation payable	(2,098)	109	86
Net cash provided by operating activities	286,016	319,218	247,211
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(106,746)	(196,027)
Purchases of property and equipment	(18,664)	(43,111)	(34,960)
Purchases of rental equipment	(116,363)	(309,654)	(416,600)
Proceeds from sales of property and equipment	14,524	6,050	9,261
Proceeds from sales of rental equipment	141,594	127,558	112,086
Net cash provided by (used in) investing activities	21,091	(325,903)	(526,240)
Cash flows from financing activities:
Purchases of treasury stock	(1,405)	(1,684)	(1,350)
Borrowings on senior secured credit facility	1,694,055	1,457,744	1,436,849
Payments on senior secured credit facility	(1,910,934)	(1,411,626)	(1,266,088)
Principal payments on senior unsecured notes due 2025	(950,000)	—	—
Costs paid to tender and redeem senior unsecured notes due 2025	(40,944)	—	—
Proceeds from issuance of senior unsecured notes due 2028	1,250,000	—	—
Payments of deferred financing costs	(11,404)	(559)	(97)
Dividends paid	(39,595)	(39,388)	(39,274)
Payments of finance lease obligations	(245)	(232)	—
Payments of capital lease obligations	—	—	(212)
Net cash provided by (used in) financing activities	(10,472)	4,255	129,828
Net increase (decrease) in cash	296,635	(2,430)	(149,201)
Cash, beginning of year	14,247	16,677	165,878
Cash, end of year	$310,882	$14,247	$16,677

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2020	2019	2018
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Accrued acquisition purchase price consideration	$—	$3,432	$3,432
Non-cash asset purchases:
Assets transferred from new and used inventory to rental fleet	$22,384	$39,478	$24,341
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(429)	$468	$(473)
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$—	$162,814	$—
Finance lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$—	$782	$—
Operating lease assets obtained in exchange for new operating lease liabilities	$18,372	$7,094	$—
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$76,547	$66,608	$62,424
Income taxes paid (refunds received), net	$(223)	$996	$2,366

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Operations

H&E Equipment Services, Inc. (or “the Company”, “we”, “us”, or “our”) is an integrated equipment services company operating in the United States with a focus on heavy construction and industrial equipment. We rent, sell and provide parts and services support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) material handling equipment. We offer a full service approach by providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain our rental fleet, as well as a distribution channel for fleet disposal, and provides cross‑selling opportunities among our new and used equipment sales, rental, parts sales and services operations.

COVID-19

The novel coronavirus (“COVID-19”) was first identified in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic and recommended containment and mitigation measures worldwide. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty in our industry. Even as some states began to partially or completely lift stay-at-home restriction orders to reopen their economies, several areas of the country are experiencing increases in infection rates relative to the number of positive COVID-19 cases, thereby limiting the pace and extent of any economic recovery that may have otherwise occurred, and certain jurisdictions have begun to re-implement containment restrictions.

As the impact of COVID-19 became more widespread in March 2020, our equipment rental utilization and sales volumes began to decline from February 2020 levels in response to shelter-in-place orders and other end-user market restrictions and this decline continued through mid-April, where we began to see utilization and sales levels improve and stabilize for the remainder of the year and into early 2021, as adjusted for normal seasonality. Even with these recent sequential improvements, our total revenues for the year ended December 31, 2020, were 13.3% lower than those of the year ended December 31, 2019. The extent of any further recovery, or subsequent contraction, in our business volumes from the impact of the COVID-19 pandemic, and the resulting impact to our financial results and liquidity, will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets, and the related impact on our customers.

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

Revenue Recognition

We recognize revenue in accordance with two different accounting standards: 1) Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 (“Topic 842”) and 2) FASB ASC Topic 606 (“Topic 606”).

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

The tables below summarize our revenues as presented in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 by revenue type and by the applicable accounting standard (amounts in thousands).

	Year Ended December 31, 2020
	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$573,565	$961	$574,526
Re-rent revenue	23,900	—	23,900
Ancillary and other rental revenues:
Delivery and pick-up	—	35,793	35,793
Other	28,774	—	28,774
Total ancillary rental revenues	28,774	35,793	64,567
Total equipment rental revenues	626,239	36,754	662,993
New equipment sales	—	167,130	167,130
Used equipment sales	—	153,152	153,152
Parts sales	—	110,594	110,594
Services revenues	—	64,253	64,253
Other	—	10,998	10,998
Total revenues	$626,239	$542,881	$1,169,120

	Year Ended December 31, 2019
	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$668,087	$1,118	$669,205
Re-rent revenue	25,342	—	25,342
Ancillary and other rental revenues:
Delivery and pick-up	—	40,049	40,049
Other	31,758	—	31,758
Total ancillary rental revenues	31,758	40,049	71,807
Total equipment rental revenues	725,187	41,167	766,354
New equipment sales	—	239,091	239,091
Used equipment sales	—	139,349	139,349
Parts sales	—	123,855	123,855
Services revenues	—	67,941	67,941
Other	—	11,775	11,775
Total revenues	$725,187	$623,178	$1,348,365

	Year Ended December 31, 2018
	Topic 840(1)	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$568,412	$1,334	$569,746
Re-rent revenue	22,447	—	22,447
Ancillary and other rental revenues:
Delivery and pick-up	—	34,988	34,988
Other	—	—	—
Total ancillary rental revenues	—	34,988	34,988
Total equipment rental revenues	590,859	36,322	627,181
New equipment sales	—	262,948	262,948
Used equipment sales	—	125,125	125,125
Parts sales	—	120,454	120,454
Services revenues	—	63,488	63,488
Other	21,693	18,072	39,765
Total revenues	$612,552	$626,409	$1,238,961
(1)	Prior to our adoption of Topic 842 on January 1, 2019, leases were accounted for under Topic 840.

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

Nature of goods and services

Lease revenues

Topic 842 (for the years ended December 31, 2020 and 2019)

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

Topic 840 (for the year ended December 31, 2018)

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

Revenues from contracts with customers (Topic 606)

Substantially all of our revenues under Topic 606 are recognized at a point-in-time rather than over time.

Owned equipment rentals: An insignificant portion of our total equipment rental revenues are recognized pursuant to Topic 606 rather than pursuant to Topic 842. These revenues represent services performed by us in connection with the rental of equipment and are comprised of customer training fees on rented equipment and erection and dismantling services on rental equipment. Revenues for these services are recognized upon completion of such services. See discussion above regarding rental revenues recognized pursuant to Topic 842.

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

We believe concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers. Our largest customer accounted for less than two percent of total revenues for the years ended December 31, 2020, 2019 and 2018. No single customer accounted for more than 10% of our revenues on an overall or segment basis for any of the three years ended December 31, 2020. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2020, 2019 and 2018 were approximately 0.4%, 0.5% and 0.2%, respectively.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the years ended December 31, 2020, 2019 or 2018 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2020, 2019 and 2018 was not material.

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

Inventories

We measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For new and used equipment inventories, cost is determined by specific-identification. For inventories of parts and supplies, cost is determined by using average cost.

Long-lived Assets and Goodwill

Rental Equipment

The rental equipment we purchase is stated at cost and is depreciated over the estimated useful life of the equipment using the straight-line method and is included in rental depreciation within our consolidated statements of operations. Estimated useful lives vary based upon type of equipment. Generally, we depreciate cranes and aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and material handling equipment over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated generally over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment. Depreciation expense on rental equipment is reflected in rental depreciation in cost of revenues on the consolidated statements of operations.

Ordinary repair and maintenance costs and property taxes are reflected in rental expenses in cost of revenues on the consolidated statements of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. When rental equipment is sold or disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gains or losses are included in gross profit in the statements of operations. We receive individual offers for fleet on a continual basis, at which time we perform an analysis on whether or not to accept the offer. The rental equipment is not transferred to inventory under the held for sale model as the equipment is used to generate revenues until the equipment is sold.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the assets’ estimated useful lives using the straight-line method. Ordinary repair and maintenance costs are included in sales, general and administrative (“SG&A”) expenses on our consolidated statements of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the statements of operations in gains from sales of property and equipment, net.

We capitalize interest on qualified construction projects. We additionally capitalize certain costs associated with internally developed software and cloud computing arrangements.

We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter, Depreciation expense on property and equipment is included in SG&A expenses on our consolidated statements of operations. Generally, we assign the following estimated useful lives to these categories:

Category	Estimated Useful Life
Transportation equipment	5 years
Buildings	39 years
Office equipment	5 years
Computer equipment	3 years
Machinery and equipment	7 years

When events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. In support of our review for indicators of impairment, we perform a review of our long-lived assets at the branch level relative to branch performance and conclude whether indicators of impairment exist. We did not record any impairment losses related to our rental equipment or property and equipment during 2020, 2019 or 2018.

Goodwill

We have made acquisitions in the past that included the recognition of goodwill. Goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. We evaluate goodwill for impairment at least annually, as of October 1, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified two components within our Rental operating segment (Equipment Rental Component 1 and Equipment Rental Component 2) and have determined that each of our other operating segments (New Equipment Sales, Used Equipment Sales, Parts Sales and Service Revenues) represent a reporting unit, resulting in six total reporting units.

Topic 350 consists of a one-step assessment to determine whether goodwill is impaired (“Step 1”). Step 1 requires an entity to compare each reporting unit’s carrying value, including goodwill, and its fair value. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit. An entity also has an option to perform a qualitative assessment (“Step 0”) to determine if the quantitative impairment test is necessary. Considerable judgment is required by management in performing Step 0 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

During 2019, we performed, as of October 1, our annual goodwill impairment test date, a Step 1 quantitative assessment of goodwill impairment. For all reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach. Based on this quantitative test, we determined that our Rental Component 1, Rental Component 2, Used Equipment Sales and Parts reporting units were not impaired as their respective fair values exceeded their respective carrying values by at least 24% or more. However, the results of the quantitative test indicated that the respective fair values of the New Equipment Sales and Service Revenues reporting units were less than the carrying value of each reporting unit, resulting in a goodwill impairment totaling $12.2 million, or $10.7 million and $1.5 million for the New Equipment Sales and Service Revenues reporting units, respectively. The New Equipment Sales reporting unit impairment was largely due to a sharp decline in our 2019 fourth quarter new equipment sales revenues as over 75% of our full-year new equipment sales decline occurred in the fourth quarter. This decline, combined with our new equipment sales revenues growth rate and operating results assumptions for the forecast period under the income approach, resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in a $10.7 million impairment charge. The impairment of the Service Revenues reporting unit was largely due to our service revenues growth rate and operating results assumptions for the forecast period under the income approach, which resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in a $1.5 million impairment charge.

Based on our evaluation of the impact to our business in the first quarter of 2020 from the COVID-19 pandemic, we identified triggering events requiring an interim impairment test as of March 31, 2020. These triggering events included a deterioration in macroeconomic conditions, declines in business volume in our industry, a decline in our actual revenue and earnings compared with our planned revenue and earnings, and a sustained decrease in our stock price. For the interim impairment test as of March 31, 2020, we estimated the fair value of our reporting units by equally weighting results from the income approach and the market approach. We compared those fair values to the carrying values of our four reporting units with carrying values, and determined that our Equipment Rental Component 2 reporting unit had a fair value less than its carrying value, resulting in a $62.0 million impairment charge. The impairment was largely due to Equipment Rental Component 2’s forecasted declines in 2020 rental revenues, which was driven by the decrease in equipment rental demand that began in March 2020 as COVID-19’s impact became more widespread across our geographic footprint, combined with our revenue growth rate and cash flow assumptions for the remaining forecast period under the income approach, and the decline in the fair value of Equipment Rental Component 2 based on the market approach from declining business enterprise values of comparable companies in our industry, resulting in a decrease in revenue and EBITDA multiples of those companies. We determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as of the March 31, 2020 interim impairment testing date as their respective fair values exceeded their respective carrying values by approximately 34%, 90% and 40%, respectively.

In addition, during 2020, we performed, as of October 1, our annual impairment test date, a Step 1 quantitative assessment of goodwill impairment. For all reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach. Based on this quantitative test, we determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as of the October 1, 2020 annual impairment testing date as their respective fair values exceeded their respective carrying values by approximately 44%, 90% and 33%, respectively.

Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes, as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins and operating expenses. We also make certain forecasts about future economic conditions, such as the timing and duration of economic expansion or contraction cycles in our business, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. An adverse change in any of the assumptions used in our impairment testing (e.g., projected revenue and profit, discount rates, industry price multiples, etc.), including the uncertainty related to the depth and duration of COVID-19’s impact on our forecasted cash flows, could affect our fair value measurements and result in future impairments. If we are unable to achieve the financial forecasts used in our impairment analysis, we may also be required to record an impairment charge to our goodwill.

The impairment charges described above are non-cash items and do not affect our cash flows, liquidity or borrowing capacity under the Credit Facility, and the impairment charges are excluded from our financial results in evaluating our financial covenant under the Credit Facility.

The changes in the carrying amount of goodwill for our reporting units for the years ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Eq. Rental Comp. 1	Eq. Rental Comp. 2	New Eq. Sales	Used Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2018	$34,297	$42,536	$10,434	$8,461	$8,910	$1,205	$105,843
Increases (1)	14,918	19,775	254	500	2,045	291	37,783
Decreases (2)	—	—	(10,688)	—	—	(1,496)	(12,184)
Balance at December 31, 2019	49,215	62,311	—	8,961	10,955	—	131,442
Decreases (3)	(239)	(317)	—	(8)	(33)	—	(597)
Decreases (4)	—	(61,994)	—	—	—	—	(61,994)
Balance at December 31, 2020	$48,976	$—	$—	$8,953	$10,922	$—	$68,851

(1)	Increases are related to goodwill recognized in the Cobra Equipment Rentals, LLC 2019 acquisition. See footnote 3 for further information.
(2)	Decreases are related to the goodwill impairment calculated as of October 1, 2019, as described above.
(3)	Decreases are related to an adjustment during the first quarter of 2020 from the final closing settlement of the Cobra Equipment Rentals, LLC 2019 acquisition. See footnote 3 for further information.
(4)	Decrease is related to the goodwill impairment calculated as of March 31, 2020, as described above.

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

The gross carrying values, accumulated amortization and net carrying amounts of our major classes of intangible assets as of December 31, 2020 and 2019 are as follows (dollar amounts in thousands):

	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$39,500	$10,679	$28,821	$39,500	$6,729	$32,771
Tradenames	200	200	—	200	183	17
Leasehold interests	200	60	140	200	40	160
Total	$39,900	$10,939	$28,961	$39,900	$6,952	$32,948

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

     Total amortization expense for the years ended December 31, 2020, 2019 and 2018 totaled $4.0 million, $4.1 million and $3.3 million, respectively, and is included within SG&A expenses on the consolidated statements of operations. The following table presents the expected amortization expense for each of the next five years ending December 31 and thereafter for those intangible assets with remaining carrying value as of December 31, 2020 (dollar amounts in thousands):

Amortization Expense
2021	$3,970
2022	3,970
2023	3,970
2024	3,970
2025	3,970
Thereafter	9,111
$28,961

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

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2020, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses payable and other liabilities” in our consolidated balance sheets, totaled $7.3 million and our health insurance reserves totaled $1.5 million. At December 31, 2019, our claims reserves related to workers compensation, general liability and automobile liability totaled $5.9 million and our health insurance reserves totaled $1.6 million.

Advertising

Advertising costs are expensed as incurred and totaled $0.3 million, $0.6 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2020 and 2019 are presented in the table below (amounts in thousands).

	December 31, 2020
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$9,615	$8,976
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,238,660	1,259,413

	December 31, 2019
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.25% (Level 3)	$25,201	$21,615
Senior unsecured notes due 2025 with interest computed at 5.625% (Level 2)	945,566	995,125

At December 31, 2020 and 2019, the fair value of our senior unsecured notes due 2028 and 2025, respectively, were based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table.

During the years ended December 31, 2020 and 2019, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

Fair Value Measurements on a Nonrecurring Basis

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value only when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. The results of our 2019 goodwill impairment quantitative test indicated that the respective fair values of the New Equipment Sales and Service Revenues reporting units were less than the carrying value of each reporting unit, resulting in a goodwill impairment totaling $12.2 million, or $10.7 million and $1.5 million for the New Equipment Sales and Service Revenues reporting units, respectively. The results of our first quarter 2020 goodwill impairment quantitative test indicated that the respective fair values of the Equipment Rental Component 2 reporting unit was less than the carrying value of the reporting unit, resulting in a goodwill impairment totaling $62.0 million for the Equipment Rental Component 2 reporting unit. See above for additional information.

Concentrations of Credit and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits and trade accounts receivable. Credit risk can be negatively impacted by adverse changes in the economy or by disruptions in the credit markets.

The Company maintains its cash deposits with established commercial banks. At times, balances may exceed federally insured limits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant credit risk associated with our cash deposits.

We believe that credit risk with respect to trade accounts receivable is somewhat mitigated by our large number of geographically diverse customers and our credit evaluation procedures. Although generally no collateral is required, when feasible, mechanics’ liens are filed and personal guarantees are signed to protect the Company’s interests. We maintain reserves for potential losses.

We record trade accounts receivables at sales value and establish specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues. The amounts of the specific reserves estimated by management are determined by a loss rate model based on delinquency, as further described above in receivables and contract assets and liabilities.

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2020, we purchased approximately 51% from five manufacturers (Grove/Manitowoc, Genie Industries (Terex), JCB, Komatsu, and Takeuchi) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Income (loss) per Share

Income (loss) per common share for the years ended December 31, 2020, 2019 and 2018 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of diluted income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the years ended December 31, 2020, 2019 and 2018 were less than 1% of total outstanding shares for each of the years ended December 31, 2020, 2019 and 2018 and consequently, were immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations as presented for the years ended December 31, 2020, 2019 and 2018.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2020	2019	2018
Basic net income (loss) per share:
Net income (loss)	$(32,667)	$87,211	$76,623
Weighted average number of common shares outstanding	36,067	35,859	35,677
Net income (loss) per common share — basic	$(0.91)	$2.43	$2.15
Diluted net income (loss) per share:
Net income (loss)	$(32,667)	$87,211	$76,623
Weighted average number of common shares outstanding	36,067	35,859	35,677
Effect of dilutive securities:
Effect of dilutive non-vested stock	—	174	226
Weighted average number of common shares outstanding — diluted	36,067	36,033	35,903
Net income (loss) per common share — diluted	$(0.91)	$2.42	$2.13
Common shares excluded from the denominator as anti-dilutive:
Non-vested stock	147	32	43

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

Our 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan”) is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the 2016 Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our 2016 Plan were 1,324,541 shares of common stock as of December 31, 2020.

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2019	379,559	$25.87
Granted	194,192	$30.20
Vested	(161,615)	$23.79
Forfeited	(34,396)	$22.90
Non-vested stock at December 31, 2019	377,740	$29.26
Granted	364,981	$18.21
Vested	(203,638)	$25.65
Forfeited	(14,207)	$28.11
Non-vested stock at December 31, 2020	524,876	$23.00

As of December 31, 2020, we had unrecognized compensation expense of approximately $5.9 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.0 years. Stock compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, for the years ended December 31, 2020, 2019 and 2018 was $4.4 million, $4.7 million and $4.2 million, respectively.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. ASU 2019-12 became effective on January 1, 2021 and is not expected to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. We intend to continue to monitor the developments with respect to the planned phase-out out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition. However, we can provide no assurances regarding the impact of the discontinuation of LIBOR as there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. Our exposure related to the expected cessation of LIBOR is limited to the interest expense we incur on balances outstanding under our Credit Facility. The potential impact from the cessation of LIBOR as a reference rate, as well as the applicability of ASU 2020-04, is not currently estimable.

Recently Adopted Accounting Pronouncements

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
$37,186

The level of goodwill that resulted from the WRI acquisition is primarily reflective of WRI’s going-concern value, the value of WRI’s assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect approximately $36.7 million of the $37.2 million of goodwill recognized to be deductible for income tax purposes.

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

Total CEC acquisition costs were $1.0 million. Since our acquisition of CEC on January 1, 2018, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired CEC locations, as well as branch consolidations among the CEC branches acquired and H&E branches have occurred, and it is impractical to reasonably estimate the amount of CEC revenues and earnings since the acquisition date.

Rental, LLC (dba “Rental Inc.”)

Effective April 1, 2018, we completed the acquisition of Rental Inc., a non-residential equipment rental and distribution company with five branches located in Alabama, Florida and Western Georgia. The acquisition expands our presence in the surrounding market.

The aggregate consideration paid to the owners of Rental Inc. was approximately $68.6 million. The acquisition and related fees and expenses were funded through available cash and from borrowings under our Credit Facility. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date.

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

Pro forma financial information

We completed the CEC acquisition effective January 1, 2018. Therefore, the operating results of CEC are included in our reported consolidated statements of income for the full year ended December 31, 2018. We completed the Rental Inc. acquisition effective April 1, 2018. Therefore, our reported consolidated statements of income for the year ended December 31, 2018 do not include Rental Inc. for the period from January 1, 2018 through March 31, 2018.  We completed the WRI acquisition on February 1, 2019. Therefore, our reported consolidated statements for the year ended December 31, 2019 do not include WRI for the month of January 2019.

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

	(amounts in thousands)
	Year Ended December 31, 2017
	H&E(1)	CEC	Rental Inc.	Total
Total revenues	$1,030,019	$36,790	$34,942	$1,101,751
Pretax income	59,344	3,043	7,267	69,654
Pro forma adjustments to pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (2)	—	(3,575)	(2,794)	(6,369)
Intangible asset amortization (3)	—	(2,420)	(1,200)	(3,620)
Interest expense (4)	—	—	(1,609)	(1,609)
Elimination of merger related costs	788	4,497	—	5,285
Elimination of historic interest expense (5)	—	1,966	382	2,348
Pro forma pretax income	60,132	3,511	2,046	65,689
Income tax expense	(50,511)	(2,949)	(1,719)	(55,179)
Net income	$110,643	$6,460	$3,765	$120,868
Net income per share – basic (6)	$3.12	$0.18	$0.11	$3.40
Net income per share – diluted (6)	$3.10	$0.18	$0.11	$3.39

(1)	Amounts presented above for “H&E” are derived from the Company’s consolidated statement of income from our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisitions.

(3)	Represents the amortization of the intangible assets acquired in the acquisitions.

(4)	A portion of the consideration paid for Rental Inc. was funded with borrowings from our Credit Facility. Interest expense was adjusted to reflect the additional debt resulting from such acquisition.

(5)	Represents the elimination of historic debt of CEC and Rental Inc. that is not part of the combined entity.

(6)	Because of the method used in calculating per share data, the summation of entities may not necessarily total to the per share data computed for the total company due to rounding.

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

(2)	Depreciation of rental equipment and non-rental equipment were adjusted for the fair value markups, and the changes in useful lives and salvage values of the equipment acquired in the acquisitions.

(3)	Represents the amortization of the intangible assets acquired in the acquisitions.

(4)	Interest expense was adjusted to reflect the additional debt resulting from the acquisition.

(5)	Represents the elimination of historic debt of Rental Inc. and WRI that is not part of the combined entity.

(6)	Because of the method used in calculating per share data, the summation of entities may not necessarily total to the per share data computed for the total company due to rounding.

(7)	Represents Rental Inc. pro forma operating results for the three month period ended March 31, 2018. We completed the Rental Inc. acquisition effective April 1, 2018.

(4)	Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2020	2019
Trade receivables	$175,285	$186,472
Unbilled rental revenue	7,583	9,529
Income tax receivables	704	1,405
Other	27	34
	183,599	197,440
Less allowance for doubtful accounts	(4,741)	(5,236)
Total receivables, net	$178,858	$192,204

(5)	Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2020	2019
New equipment	$57,612	$65,549
Used equipment	803	1,993
Parts, supplies and other	14,073	17,936
Total inventories, net	$72,488	$85,478

The above amounts are presented net of reserves for inventory obsolescence at December 31, 2020 and 2019 totaling approximately $0.4 million and $0.3 million, respectively.

(6)	Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2020	2019
Land	$6,991	$7,597
Transportation equipment	124,790	130,099
Building and leasehold improvements	68,490	69,031
Office and computer equipment	52,614	53,597
Machinery and equipment	19,366	18,732
Construction in progress	3,292	8,290
	275,543	287,346
Less accumulated depreciation and amortization	(158,803)	(156,782)
Total net property and equipment	$116,740	$130,564

Total depreciation and amortization on property and equipment was $29.4 million, $28.4 million and $24.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(7)	Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged from 0% to the prime rate (3.25% at December 31, 2020) plus an applicable margin at December 31, 2020. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2020 for the following years ending December 31 until paid are as follows (amounts in thousands):

2021	$6,774
2022	2,841
Total	$9,615

(8)	Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2020	2019
Payroll and related liabilities	$32,096	$30,903
Sales, use and property taxes	11,036	11,042
Accrued interest	2,420	18,804
Accrued insurance	6,203	5,837
Deferred revenue	4,422	4,038
Other	11,113	7,758
Total accrued expenses payable and other liabilities	$67,290	$78,382

(9)	Senior Unsecured Notes

On December 14, 2020, we completed an offering of $1,250 million aggregate principal amount of 3.875% senior notes due 2028 (the “New Notes”) and the settlement of a cash tender offer (the “Tender Offer”) with respect to our previously outstanding 5.625% senior notes due 2025 (the “Old Notes”). The New Notes were sold in a private placement pursuant to a purchase agreement, dated November 30, 2020, by and among the Company, certain subsidiary guarantors and BofA Securities, Inc. There are no registration rights associated with the New Notes or the subsidiary guarantees.

The New Notes were issued at par and require semiannual interest payments on June 15th and December 15th of each year, commencing on June 15, 2021. No principal payments are due until maturity (December 15, 2028).

The New Notes were issued under an indenture, dated as of December 14, 2020, by and among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Company may redeem some or all of the New Notes at any time prior to December 15, 2023 by paying a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to December 15, 2023, the Company may use the net proceeds of certain equity offerings to redeem up to 40% of the principal amount of the New Notes at a redemption price equal to 103.875% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date; provided that at least 60% of the aggregate principal amount of such New Notes originally issued remains outstanding immediately following such redemption and such redemption occurs within 90 days of such equity offering.  Subsequent to December 15, 2023, the New Notes may be redeemed pursuant to a declining schedule of redemption prices set forth in the Indenture.

Net proceeds, after deducting $11.4 million of estimated offering expenses, from the sale of the New Notes totaled approximately $1,238.6 million. We used a portion of the net proceeds from the sale of the New Notes to repurchase $553.6 million of aggregate principal amount of the Old Notes in early settlement of the Tender Offer, which the Company launched on November 30, 2020. Holders who tendered their Old Notes prior to the early tender deadline of December 14, 2020, received $1,043.75 per $1,000 principal amount of Old Notes tendered, plus accrued and unpaid interest up to, but not including, the payment date of December 16, 2020. Effective as of December 16, 2020, we (i) provided notice of the redemption of all remaining Old Notes that were not validly tendered in the Tender Offer at the expiration time and (ii) satisfied and discharged the indenture governing the Old Notes in accordance with its terms. On December 30, 2020, we redeemed the remaining $396.4 million principal amount outstanding of the Old Notes at a redemption price equal to 104.2188% of the principal amount thereof, plus accrued and unpaid interest up to, but not including, the date of redemption.

In connection with the above transactions, we recorded a one-time loss on the early extinguishment of debt of approximately $44.6 million, or approximately $31.3 million after-tax, reflecting payment of $24.2 million of tender premiums and $16.7 million of premiums in accordance with the indenture governing the Old Notes to redeem the Old Notes that remained outstanding following completion of the Tender Offer, combined with the write-off of approximately $7.2 million of unaccreted note discount, $5.0 million of unamortized note premium and $1.5 million of other financing costs related to the Old Notes. Additional transaction costs incurred in connection with the offering of the New Notes totaled approximately $11.4 million and are presented as a direct deduction from the face amount of the related liability in our consolidated balance sheets.

The New Notes are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s existing and future senior indebtedness and rank senior to any of the Company’s subordinated indebtedness. The New Notes are unconditionally guaranteed on a senior unsecured basis by all of the Company’s current and future significant domestic subsidiaries (the “Guarantors”). In addition, the New Notes are effectively subordinated to all of the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s existing senior secured credit facility, to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all of the liabilities and preferred stock of any of the Company’s subsidiaries that do not guarantee the New Notes.

If we experience a change of control, we will be required to offer to purchase the New Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) pay dividends or make distributions; (iii) make investments; (iv) repurchase stock; (v) create liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; and (viii) transfer and sell assets. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2020, we were in compliance with these covenants.

The following table reconciles our Senior Unsecured Notes to our Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2018	$944,780
Accretion of discount through December 31, 2019	1,539
Amortization of note premium through December 31, 2019	(1,062)
Amortization of deferred financing costs through December 31, 2019	309
Balance at December 31, 2019	$945,566
Accretion of discount on Old Notes through December 14, 2020	1,466
Amortization of note premium on Old Notes through December 14, 2020	(1,011)
Amortization of deferred financing costs on Old Notes through December 14, 2020	293
Aggregate principal amount paid on Old Notes	(950,000)
Writeoff of unaccreted discount on Old Notes	7,225
Writeoff of unamortized premium on Old Notes	(4,988)
Writeoff of deferred financing costs on Old Notes	1,449
Aggregate principal amount issued on New Notes	1,250,000
Notes discount and deferred transaction costs on New Notes	(11,404)
Accretion of discount on New Notes from December 14, 2020 through December 31, 2020	53
Amortization of deferred financing costs on New Notes from December 14, 2020 through December 31, 2020	11
Balance at December 31, 2020	$1,238,660

(10)	Senior Secured Credit Facility

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

The Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the credit facility to December 22, 2022, (ii) increased the commitments under the senior secured asset based revolver provided for therein to $750 million, (iii) increased the uncommitted incremental revolving capacity to $250 million, (iv) provided that the unused line fee margin will be either 0.375% or 0.25%, depending on the Average Revolver Usage (as defined in the Amended and Restated Credit Agreement) of the borrowers, (v) lowered the interest rate (a) in the case of base rate revolving loans, to the base rate plus an applicable margin of 0.50% to 1.00% depending on the Average Availability (as defined in the Amended and Restated Credit Agreement) and (b) in the case of LIBOR revolving loans, to LIBOR (as defined in the Amended and Restated Credit Agreement) plus an applicable margin of 1.50% to 2.00%, depending on the Average Availability, (vi) lowered the margin applicable to the letter of credit fee to between 1.50% and 2.00%, depending on the Average Availability, and (vii) permitted, subject to certain conditions, an unlimited amount of Permitted Acquisitions, Restricted Payments and prepayments of Indebtedness (in each case, as defined in the Amended and Restated Credit Agreement).

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

As amended, the Amended and Restated Credit Agreement continues to provide for, among other things, a $30.0 million letter of credit sub-facility, and a guaranty by certain of the Company’s subsidiaries of the obligations under the Credit Facility. In addition, the Credit Facility remains secured by substantially all of the assets of the Company and certain of its subsidiaries.

At December 31, 2020, we had no borrowings outstanding under the Credit Facility and could borrow up to $741.3 million and remain in compliance with the debt covenants under the Company’s credit facility.

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

At December 31, 2020, as disclosed in our consolidated balance sheet, we had net operating lease right-of-use assets of $162.2 million and net finance lease right-of-use assets of $0.2 million. Our operating lease liabilities at December 31, 2020 were $165.9 million and finance lease liabilities were $0.3 million. The weighted average remaining lease term for operating leases was approximately 9.5 years and the weighted average remaining lease term for finance leases was approximately 1.3 years. The weighted average discount rate for operating and finance leases was approximately 6.6% and 5.9%, respectively.

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

		Year Ended December 31,
	Classification	2020	2019
Operating lease cost	SG&A expenses	$24,060	$22,293
Finance lease costs
Amortization of leased assets	SG&A expenses	162	162
Interest on lease liabilities	Interest expense	25	39
Variable lease cost	SG&A expenses	4	523
Sublease income	Other income	(850)	(567)
Total lease cost		$23,401	$22,450

Under Topic 840, rent expense under non-cancelable operating lease agreements for the year ended December 31, 2018 amounted to approximately $23.1 million.

The table below presents supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 (in thousands).

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows for operating leases	$22,952	$21,720
Operating cash flows for finance leases	25	39
Finance cash flows for finance leases	245	232

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on our consolidated balance sheet as of December 31, 2020 (in thousands).

	Operating Leases	Finance Leases
2021	$24,075	$270
2022	23,900	45
2023	24,000	—
2024	24,251	—
2025	23,430	—
Thereafter	104,064	—
Total minimum lease payments	223,720	315
Less: amount of lease payments representing interest	(57,799)	(10)
Present value of future minimum lease payments	$165,921	$305

The future minimum lease payments of operating leases executed but not commenced as of December 31, 2020 are estimated to be $0.7 million, $0.9 million, $0.9 million, $0.9 million and $0.9 million for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, respectively, and $4.1 million thereafter. It is expected that these leases will commence during the first half of 2021.

(12)	Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes certain income tax provisions relevant to businesses. For the year ended December 31, 2020, the CARES Act did not have a material impact on our provision for income taxes. However, certain provisions of the CARES Act did have a favorable cash impact. Specifically, with respect to the suspension of the 80% of taxable income limitation on net operating loss carryforwards that allows corporate entities to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019 or 2020, we were able to fully offset 2020 taxable income with net operating loss carryforwards, realizing an estimated total reduction of approximately $2.6 million of cash taxes paid for the 2020 tax year. Also, taxpayers with alternative minimum tax credits may claim a refund for the entire amount of such credit instead of recovering the credit through refunds over a period of multiple years, as required by the 2017 Tax Cut and Jobs Act, which resulted in a $1.5 million federal tax refund for the Company, which we received in June 2020. Finally, the non-income tax-based provision allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 over the following two years resulted in the deferral of $6.8 million of those payroll taxes, half of which we expect to remit by September 15, 2021 and the remaining amounts in 2022.

Our income tax provision (benefit) for the years ended December 31, 2020, 2019 and 2018, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2020:
U.S. Federal	$(761)	$(5,467)	$(6,228)
State	1,158	(3,649)	(2,491)
	$397	$(9,116)	$(8,719)
Year ended December 31, 2019:
U.S. Federal	$(761)	$25,134	$24,373
State	2,398	1,879	4,277
	$1,637	$27,013	$28,650
Year ended December 31, 2018:
U.S. Federal	$(1,523)	$23,127	$21,604
State	2,868	3,568	6,436
	$1,345	$26,695	$28,040

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2020	2019
Deferred tax assets:
Accounts receivable	$1,023	$1,283
Inventories	87	83
Net operating losses	70,459	101,212
AMT and tax credits	7,119	1,334
Sec 263A costs	538	608
Accrued liabilities	4,231	2,970
Deferred compensation	396	1,499
Accrued interest	—	410
Stock-based compensation	201	247
Goodwill and intangible assets	10,682	711
Other assets	214	597
	94,950	110,954
Valuation allowance	(6,396)	—
	88,554	110,954
Deferred tax liabilities:
Property and equipment	(257,077)	(287,654)
Investments	(1,083)	(1,072)
Goodwill and intangible assets	(1,404)	(2,354)
	(259,564)	(291,080)
Net deferred tax liabilities	$(171,010)	$(180,126)

The reconciliation between income taxes computed using the statutory federal income tax rate of 21% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2020	2019	2018
Computed tax at statutory rates	$(8,691)	$24,331	$21,979
Permanent items – other	1,275	1,065	1,021
Permanent items – excess of tax deductible goodwill	(1,473)	—	—
Permanent items – impairment of goodwill	2,168	—	—
State income tax, net of federal tax effect	(8,394)	6,944	5,246
Change in valuation allowance	6,396	(609)	(123)
Change in uncertain tax positions	—	—	(83)
Other – change in deferred state rate	—	(3,081)	—
	$(8,719)	$28,650	$28,040

At December 31, 2020, we had available federal net operating loss carry forwards of approximately $307.7 million, which do not expire.   We also had $0.4 million in general business credit carry forwards at December 31, 2020 that expire in varying amounts from 2026 to 2039, and state income tax credits of $6.7 million that expire in varying amounts beginning in 2022.

Management has concluded that it is more likely than not that the federal deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce those deferred tax assets as of December 31, 2020. However, as of December 31, 2020, a valuation allowance of $6.4 million was recorded for certain state tax credits that are expected to expire prior to utilization.

There is no unrecognized tax benefit for the years ended December 31, 2020 and 2019.

Our U.S. federal tax returns for 2017 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2013 and subsequent years.

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

On July 29, 2020, our excess insurance carrier agreed in principle to settle a contingent liability for $6.0 million related to a Company automobile liability claim, subject to Probate Court approval and the execution of a settlement agreement by the claimant and our excess insurance carrier. Our loss exposure related to this claim is limited to our insurance policy deductible per claim, which is immaterial to our consolidated statement of operations. Pursuant to ASC 450, Contingencies, and other relevant guidance, when the contingency become both probable and estimable, our consolidated balance sheets should reflect a liability for the total amount of estimated claim and an asset for the portion of the claim recoverable through insurance. The gross-up presentation requirement for this claim, net of our insurance policy deductible per claim, is reflected in our consolidated balance sheet and our consolidated statement of cash flows in this Annual Report on Form 10-K for the year ended December 31, 2020. A settlement agreement was executed by all parties in the first quarter of 2021 and the settlement amount was subsequently funded.

We have a contingent liability related to two wage and hour lawsuits in the state of California, Coleman v. H&E Equipment Services, Inc. and Mizar Et Al v. H&E Equipment Services, Inc., filed September 4, 2020 and September 28, 2020, respectively, and currently docketed in the U.S. District Court for the Northern District Court of California and in the California Superior Court, County of Alameda, respectively. While the plaintiff’s counsel in the Coleman case has not yet made a settlement demand in the matter, the parties have agreed to a mediation hearing in June 2021 in an attempt to reach an agreed-upon settlement in the matter. The claims are not subject to any insurance recoveries on our behalf. While it appears that a loss is probable in these matters, we cannot reasonably estimate the ultimate loss, or a range of ultimate losses, at this time. However, we do not currently expect that the ultimate loss in this matter will be material to our consolidated financial statements.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Letters of Credit

The Company had outstanding letters of credit issued under its Credit Facility totaling $8.7 million and $7.7 million as of December 31, 2020 and 2019, respectively. The letters of credit expire in May 2021 and are expected to be renewed for similar one-year terms.

(14)	Employee Retirement Benefit Plans

We offer substantially all of our non-union employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2020, 2019 and 2018, we contributed to the plan, net of employee forfeitures, $3.7 million, $5.5 million and $2.5 million, respectively.

We contribute to the Pension Trust Fund Operating Engineers Annuity Plan (EIN: 94-6090764, Plan No. 002), a multi-employer pension plan (“the Plan”), under the terms of a Collective Bargaining Agreement (“CBA”) that expires on October 31, 2022, and covers our union-represented employees and requires contribution amounts as set forth within the CBA. The Company contributed approximately $0.4 million in each of the years ended December 31, 2020, 2019 and 2018. These contributions represent less than five percent of the Plan’s total contributions in 2019. As of the date that our 2020 consolidated financial statements were issued, the Plan’s Form 5500 was not available for the Plan year ended December 31, 2020.

The risks of participating in a multi-employer pension plan is different from the risks associated with single-employer plans in the following respects.

a)	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.
b)	If a participating employer stops contributing to the Plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c)	If we choose to stop participating in the Plan, we may be required to pay the Plan an amount based on the unfunded status of the plan, referred to as withdrawal liability.

The Plan has a yellow zone status as of December 31, 2019, the most recent date for which a status determination has been made. The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the Plan’s year-end and is based on information that we received from the Plan and is certified by the Plan’s actuary. A funding improvement plan has been implemented by the Plan’s trustees. The Company currently has no intention of withdrawing from the Plan.

(15)	Deferred Compensation Plans

In 2001, we assumed, in a business combination, nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2020, we have no remaining obligation under the deferred compensation plan.  The aggregate deferred compensation payable at December 31, 2019 was approximately $2.1 million, inclusive of accrued interest of $1.6 million.

(16)	Related Party Transactions

Mr. John M. Engquist, who has served as the Company’s Executive Chairman of the Board for the years ended December 31, 2020 and 2019 and the Company’s Chief Executive Officer for the year ended December 31, 2018, has a 48.0% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm.   Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2020, 2019 and 2018, our purchases totaled $0.1 million, $0.3 million and $0.1 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.2 million, $0.1 million and $0.1 million, respectively.

(17)	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2020 and 2019 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020:
Total revenues	$285,922	$278,336	$289,260	$315,602
Income (loss) from operations(1)	(31,911)	26,985	30,979	35,771
Income (loss) before provision (benefit) for income taxes(1)(2)	(47,311)	12,055	17,082	(23,212)
Net income (loss)(1)(2)	(36,968)	8,815	10,103	(14,617)
Basic net income (loss) per common share(3)	$(1.03)	$0.24	$0.28	$(0.40)
Diluted net income (loss) per common share(3)	$(1.03)	$0.24	$0.28	$(0.40)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Total revenues	$313,638	$333,597	$352,997	$348,133
Income from operations(4)	35,675	47,673	55,503	41,310
Income before provision for income taxes(4)	19,352	30,895	38,760	26,854
Net income(4)	14,243	22,614	28,431	21,923
Basic net income per common share(3)	$0.40	$0.63	$0.79	$0.61
Diluted net income per common share(3)	$0.40	$0.63	$0.79	$0.61

(1)

During the quarter ended March 31, 2020, we recorded non-cash goodwill impairment charge totaling approximately $62.0 million, or $47.8 million after-tax, related to the impairment of goodwill. See note 2 to the consolidated financial statements for additional information.

(2)

During the quarter ended December 31, 2020, we recorded a $44.6 million loss on the early extinguishment of our Old Notes, or $31.3 million after-tax. See note 9 to the consolidated financial statements for additional information.

(3)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year due to rounding.
(4)

During the quarter ended December 31, 2019, we recorded non-cash goodwill impairment charge totaling approximately $12.2 million, or $9.9 million after-tax, related to the impairment of goodwill. See note 2 to the consolidated financial statements for additional information.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2020	2019	2018
Segment Revenues:
Equipment rentals	$662,993	$766,354	$627,181
New equipment sales	167,130	239,091	262,948
Used equipment sales	153,152	139,349	125,125
Parts sales	110,594	123,855	120,454
Services revenues	64,253	67,941	63,488
Total segmented revenues	1,158,122	1,336,590	1,199,196
Non-Segmented revenues	10,998	11,775	39,765
Total revenues	$1,169,120	$1,348,365	$1,238,961
Segment Gross Profit:
Equipment rentals	$263,932	$346,882	$273,759
New equipment sales	18,064	27,719	30,891
Used equipment sales	48,562	47,328	39,073
Parts sales	28,439	32,892	32,191
Services revenues	43,077	45,995	42,160
Total gross profit from segmented revenues	402,074	500,816	418,074
Non-Segmented gross profit (loss)	545	(1,646)	20,460
Total gross profit	$402,619	$499,170	$438,534

	December 31,
	2020	2019
Segment identified assets:
Equipment sales	$58,414	$67,542
Equipment rentals	1,028,745	1,217,673
Parts and service	14,074	17,936
Total segment identified assets	1,101,233	1,303,151
Non-Segmented identified assets	879,251	671,459
Total assets	$1,980,484	$1,974,610

The Company operates primarily in the United States and our sales to international customers for the years ended December 31, 2020, 2019 and 2018 were 0.2%, 0.2% and 0.1%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2020, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 17, 2021

/s/ Bradley W. Barber
Bradley W. Barber
Chief Executive Officer and Director

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on Internal Control over Financial Reporting

We have audited H&E Equipment Services, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule, and our report dated February 17, 2021, expressed an unqualified opinion thereon.

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

BDO USA, LLP

Dallas, Texas

February 17, 2021

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

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

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2)	Financial Statement Schedule for the years ended December 31, 2020, 2019 and 2018:

Schedule II—Valuation and Qualifying Accounts	83

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

4.5

Indenture, dated December 14, 2020, by and among H&E Equipment Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 3.8750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed December 16, 20207).

4.6	Description of H&E Equipment Services, Inc.’s Common Stock.*

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

10.4

Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 3, 2011). †

10.5

Restrictive Covenant Agreement, dated August 14, 2015, by and between the Company and Bradley W. Barber (incorporated by reference to Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed October 29, 2015). †

10.6

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

None.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2020
Allowance for doubtful accounts receivable	$5,236	$4,018	$(4,513)	$4,741
Allowance for inventory obsolescence	331	127	(108)	350
	$5,567	$4,145	$(4,621)	$5,091
Year Ended December 31, 2019
Allowance for doubtful accounts receivable	$4,094	$5,793	$(4,651)	$5,236
Allowance for inventory obsolescence	368	152	(189)	331
	$4,462	$5,945	$(4,840)	$5,567
Year Ended December 31, 2018
Allowance for doubtful accounts receivable	$3,774	$2,741	$(2,421)	$4,094
Allowance for inventory obsolescence	947	122	(701)	368
	$4,721	$2,863	$(3,122)	$4,462

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2021.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ Bradley W. Barber
Bradley W. Barber
Its: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Bradley W. Barber	Chief Executive Officer and Director	February 17, 2021
	Bradley W. Barber	(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	February 17, 2021
	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ John M. Engquist	Executive Chairman of the Board	February 17, 2021
John M. Engquist

By:	/s/ Paul N. Arnold	Director	February 17, 2021
Paul N. Arnold

By:	/s/ Gary W. Bagley	Director	February 17, 2021
Gary W. Bagley
By:	/s/ Bruce C. Bruckmann	Director	February 17, 2021
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	February 17, 2021
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	February 17, 2021
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	February 17, 2021
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	February 17, 2021
John T. Sawyer
By:	/s/ Mary Pat Thompson	Director	February 17, 2021
Mary Pat Thompson