Form 10-Q
period 2021-03-31
H&E Equipment Services, Inc.
filed 2021-04-27
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 20, 2021, there were 36,125,059 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

March 31, 2021

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

•	trends in oil and natural gas could adversely affect the demand for our services and products;
•	relationships with equipment suppliers;
•	increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•	our indebtedness;
•	risks associated with the expansion of our business and any potential acquisitions we may make, including any related capital expenditures, or our ability to consummate such acquisitions;
•	our possible inability to integrate any businesses we acquire;
•	competitive pressures;
•	security breaches and other disruptions in our information technology systems;
•	adverse weather events or natural disasters;
•	compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$322,545	$310,882
Receivables, net of allowance for doubtful accounts of $4,926 and $4,741, respectively	155,835	178,858
Inventories, net of reserves for obsolescence of $272 and $350, respectively	156,115	72,488
Prepaid expenses and other assets	17,562	10,379
Rental equipment, net of accumulated depreciation of $703,178 and $701,588, respectively	1,019,462	1,028,745
Property and equipment, net of accumulated depreciation and amortization of $165,405 and $158,803, respectively	117,005	116,740
Operating lease right-of-use assets, net of accumulated amortization of $27,500 and $23,920, respectively	166,995	162,220
Finance lease right-of-use assets, net of accumulated amortization of $2,254 and $2,213, respectively	162	203
Deferred financing costs, net of accumulated amortization of $15,294 and $15,119, respectively	1,983	2,157
Intangible assets, net of accumulated amortization of $11,732 and $10,939, respectively	27,968	28,961
Goodwill	68,851	68,851
Total assets	$2,054,483	$1,980,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$151,713	$89,295
Manufacturer flooring plans payable	10,524	9,615
Accrued expenses payable and other liabilities	76,720	67,290
Dividends payable	77	155
Senior unsecured notes, net of unaccreted discount of $9,030 and $9,323 and deferred financing costs of $2,085 and $2,017, respectively	1,238,885	1,238,660
Operating lease right-of-use liabilities	170,827	165,921
Finance lease right-of-use liabilities	242	305
Deferred income taxes	171,799	171,010
Total liabilities	1,820,787	1,742,251
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,288,138 and 40,242,711 shares issued at March 31, 2021 and December 31, 2020, respectively, and 36,125,358 and 36,092,555 shares outstanding at March 31, 2021 and December 31, 2020, respectively	401	401
Additional paid-in capital	241,807	240,206
Treasury stock at cost, 4,162,780 and 4,150,156 shares of common stock held at March 31, 2021 and December 31, 2020, respectively	(66,623)	(66,188)
Retained earnings	58,111	63,814
Total stockholders’ equity	233,696	238,233
Total liabilities and stockholders’ equity	$2,054,483	$1,980,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Equipment rentals	$156,224	$174,519
New equipment sales	37,745	30,873
Used equipment sales	41,766	31,218
Parts sales	25,612	29,769
Services revenues	14,510	16,822
Other	2,588	2,721
Total revenues	278,445	285,922
Cost of revenues:
Rental depreciation	55,349	59,986
Rental expense	25,688	25,569
Rental other	16,723	16,805
	97,760	102,360
New equipment sales	33,442	27,426
Used equipment sales	28,365	20,438
Parts sales	18,747	21,903
Services revenues	4,697	5,540
Other	2,431	2,772
Total cost of revenues	185,442	180,439
Gross profit	93,003	105,483
Selling, general and administrative expenses	73,953	79,624
Impairment of goodwill	—	61,994
Merger and other	737	40
Gain on sales of property and equipment, net	154	4,264
Income (loss) from operations	18,467	(31,911)
Other income (expense):
Interest expense	(13,443)	(16,030)
Other, net	667	630
Total other expense, net	(12,776)	(15,400)
Income (loss) before provision (benefit) for income taxes	5,691	(47,311)
Provision (benefit) for income taxes	1,540	(10,343)
Net income (loss)	$4,151	$(36,968)
Net income (loss) per common share:
Basic	$0.11	$(1.03)
Diluted	$0.11	$(1.03)
Weighted average common shares outstanding:
Basic	36,185	35,965
Diluted	36,387	35,965
Dividends declared per common share outstanding	$0.275	$0.275

The accompanying notes are an integral part of these condensed consolidated financial statements.

`H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,151	$(36,968)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,904	7,398
Depreciation of rental equipment	55,349	59,986
Amortization of finance lease right-of-use assets	41	40
Amortization of intangible assets	993	1,010
Amortization of deferred financing costs	242	251
Accretion of note discount, net of premium amortization	293	120
Non-cash operating lease expense	3,580	2,821
Provision for losses on accounts receivable	331	1,673
Provision for inventory obsolescence	26	12
Change in deferred income taxes	789	(9,798)
Stock-based compensation expense	1,601	1,652
Impairment of goodwill	—	61,994
Gain from sales of property and equipment, net	(154)	(4,264)
Gain from sales of rental equipment, net	(13,194)	(10,567)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	22,692	21,116
Inventories	(99,013)	(33,371)
Prepaid expenses and other assets	(7,249)	(7,118)
Accounts payable	62,418	9,533
Manufacturer flooring plans payable	909	(7,440)
Accrued expenses payable and other liabilities	6,206	(23,643)
Deferred compensation payable	—	25
Net cash provided by operating activities	46,915	34,462
Cash flows from investing activities:
Purchases of property and equipment	(7,329)	(10,069)
Purchases of rental equipment	(56,313)	(19,785)
Proceeds from sales of property and equipment	156	6,880
Proceeds from sales of rental equipment	38,801	29,056
Net cash provided by (used in) investing activities	(24,685)	6,082
Cash flows from financing activities:
Borrowings on senior secured credit facility	307,341	299,524
Payments on senior secured credit facility	(307,341)	(331,482)
Dividends paid	(9,933)	(9,863)
Purchases of treasury stock	(435)	(470)
Payments of deferred financing costs	(136)	—
Payments of finance lease obligations	(63)	(60)
Net cash used in financing activities	(10,567)	(42,351)
Net increase (decrease) in cash	11,663	(1,807)
Cash, beginning of period	310,882	14,247
Cash, end of period	$322,545	$12,440

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$15,360	$12,680
Purchases of property and equipment included in accrued expenses payable and other liabilities	$158	$5
Operating lease assets obtained in exchange for new operating lease liabilities	$8,355	$15,906
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$807	$29,305
Income taxes paid (net of refunds received)	$(60)	$(99)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020, from which the consolidated balance sheet amounts as of December 31, 2020 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, and consistent with industry practice, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and services support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) material handling equipment. We offer a full-service approach by providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain our rental fleet, as well as a distribution channel for fleet disposal, and provides cross‑selling opportunities among our new and used equipment sales, rental, parts sales and services operations.

COVID-19

The novel coronavirus (“COVID-19”) was first identified in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic and recommended containment and mitigation measures worldwide. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. The subsequent spread of COVID-19 during 2020 and the resulting economic contraction resulted in increased business uncertainty in our industry.  As the impact of COVID-19 became more widespread in March 2020, our equipment rental utilization and sales volumes began to decline from February 2020 levels and this decline continued through mid-April 2020, where we began to see utilization and sales levels stabilize and improve for the remainder of 2020. We continued to see overall improvements during the first quarter of 2021 with utilization levels in March 2021 surpassing 2020 pre-COVID utilization levels.  The impact of COVID-19 on our future financial results and liquidity will depend largely on any subsequent developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the speed and effectiveness of vaccine and treatment deployment, the impact on capital and financial markets, and the related impact on our customers.

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.  During the three month period ended March 31, 2021, there were no significant changes to those accounting policies.

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

Under Topic 606, Revenue from Contracts with Customers, revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

For additional information related to our revenue recognition policies pursuant to Topic 606 and Topic 842, please see Significant Accounting Policies in note 2 to our Form 10-K for the year ended December 31, 2020. In the table below, revenues as presented in our condensed consolidated statements of operations for the three month period ended March 31, 2021 and 2020 are summarized by type and by the applicable accounting standard.

	Three Month Period Ended March 31,
	2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$132,060	$187	$132,247	$153,670	$258	$153,928
Re-rent revenue	7,694	—	7,694	4,690	—	4,690
Ancillary and other rental revenues:
Delivery and pick-up	—	8,396	8,396	—	9,126	9,126
Other	7,887	—	7,887	6,775	—	6,775
Total ancillary rental revenues	7,887	8,396	16,283	6,775	9,126	15,901
Total equipment rental revenues	147,641	8,583	156,224	165,135	9,384	174,519
New equipment sales	—	37,745	37,745	—	30,873	30,873
Used equipment sales	—	41,766	41,766	—	31,218	31,218
Parts sales	—	25,612	25,612	—	29,769	29,769
Service revenues	—	14,510	14,510	—	16,822	16,822
Other	—	2,588	2,588	—	2,721	2,721
Total revenues	$147,641	$130,804	$278,445	$165,135	$120,787	$285,922

Revenues by reporting segment are presented in note 10 of our condensed consolidated financial statements, using the revenue captions reflected in our consolidated statements of operations. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segments in note 10, depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further information related to our accounting for revenues pursuant to Topic 606 and Topic 842, see Significant Accounting Policies in note 2 to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three month periods ended March 31, 2021 or 2020 that was included in the contract liability balance as of the beginning of such periods.

Goodwill

Based on our evaluation of the impact to our business in the first quarter of 2020 from the COVID-19 pandemic, we identified triggering events requiring an interim impairment test as of March 31, 2020, resulting in a $62.0 million impairment charge to our Equipment Rental Component 2 reporting unit. For additional information related to our goodwill impairment charge in the first quarter of 2020, please see footnote 2 to the Company’s consolidated financial statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. We intend to continue to monitor the developments with respect to the planned phase-out out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition. However, we can provide no assurances regarding the impact of the discontinuation of LIBOR as there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. Our exposure related to the expected cessation of LIBOR is limited to the interest expense we incur on balances outstanding under our Senior Secured Credit Facility (the “Credit Facility”). The potential impact from the cessation of LIBOR as a reference rate, as well as the applicability of ASU 2020-04, is not currently estimable.

Pronouncements Adopted in 2021

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption did not have a material impact on our condensed consolidated financial statements presented herein.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2021 and December 31, 2020 are presented in the table below (amounts in thousands).

	March 31, 2021
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$10,524	$9,492
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,238,885	1,216,188

	December 31, 2020
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$9,615	$8,976
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,238,660	1,259,413

At March 31, 2021 and December 31, 2020, the fair value of our senior unsecured notes due 2028 was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Senior Secured Credit Facility. The discount rate is disclosed in the above table.

During the three month periods ended March 31, 2021 and 2020, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

Fair Value Measurements on a Nonrecurring Basis

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value only when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. The results of our Q1 2020 goodwill impairment quantitative test indicated that the respective fair values of the Equipment Rental Component 2 reporting unit is less than the carrying value of the reporting unit, resulting in a goodwill impairment of $62.0 million. See footnote 2 to these unaudited condensed consolidated financial statements for additional information.

(4) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three month periods ended March 31, 2021 and 2020, respectively (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2020	40,242,711	$401	$240,206	$(66,188)	$63,814	$238,233
Stock-based compensation	—	—	1,601	—	—	1,601
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,854)	(9,854)
Issuance of common stock, net of forfeitures	45,427	—	—	—	—	—
Repurchase of 12,624 shares of restricted common stock	—	—	—	(435)	—	(435)
Net income	—	—	—	—	4,151	4,151
Balances at March 31, 2021	40,288,138	$401	$241,807	$(66,623)	$58,111	$233,696

Balances at December 31, 2019	39,921,838	$398	$235,844	$(64,783)	$136,060	$307,519
Stock-based compensation	—	—	1,652	—	—	1,652
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,789)	(9,789)
Issuance of common stock, net of forfeitures	98,451	1	—	—	—	1
Repurchase of 26,392 shares of restricted common stock	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	(36,968)	(36,968)
Balances at March 31, 2020	40,020,289	$399	$237,496	$(65,253)	$89,303	$261,945

(5) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,279,114 shares as of March 31, 2021.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2020	524,876	$23.00
Granted	23,296	$27.48
Vested	(55,092)	$32.85
Forfeited	(13,665)	$26.41
Non-vested stock at March 31, 2021	479,415	$21.99

As of March 31, 2021, we had unrecognized compensation expense of approximately $4.9 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.8 years. The compensation expense related to non-

vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 is $1.6 million and $1.7 million, respectively.

(6) Income (Loss) per Share

Income (loss) per common share for the three months ended March 31, 2021 and 2020 are based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.9% and 0.7% of total outstanding shares for the three months ended March 31, 2021 and 2020, respectively, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Basic net income (loss) per share:
Net income (loss)	$4,151	$(36,968)
Weighted average number of common shares outstanding	36,185	35,965
Net income (loss) per share of common stock – basic	$0.11	$(1.03)
Diluted net income (loss) per share:
Net income (loss)	$4,151	$(36,968)
Weighted average number of common shares outstanding	36,185	35,965
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	202	—
Weighted average number of common shares outstanding – diluted	36,387	35,965
Net income (loss) per share of common stock – diluted	$0.11	$(1.03)
Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	146

(7) Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein (the “Credit Facility”).  For further information related to significant terms of the Credit Facility, see footnote 10 to the Company’s consolidated financial statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

As of March 31, 2021, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At March 31, 2021, we had no amount of borrowings outstanding under the Credit Facility and could borrow up to approximately $741.3 million, net of an $8.7 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

(8) Senior Unsecured Notes

On December 14, 2020, we completed an offering of $1,250 million aggregate principal amount of 3.875% senior notes due 2028 (the “New Notes”) and the settlement of a cash tender offer with respect to our previously outstanding 5.625% senior notes due 2025 (the “Old Notes”). For further information related to significant terms of the Senior Unsecured Notes, see footnote 9 to the Company’s consolidated financial statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2019	$945,566
Accretion of discount on Old Notes through December 14, 2020	1,466
Amortization of note premium on Old Notes through December 14, 2020	(1,011)
Amortization of deferred financing costs on Old Notes through December 14, 2020	293
Aggregate principal amount paid on Old Notes	(950,000)
Writeoff of unaccreted discount on Old Notes	7,225
Writeoff of unamortized premium on Old Notes	(4,988)
Writeoff of deferred financing costs on Old Notes	1,449
Aggregate principal amount issued on New Notes	1,250,000
Notes discount and deferred transaction costs on New Notes	(11,404)
Accretion of discount on New Notes from December 14, 2020 through December 31, 2020	53
Amortization of deferred financing costs on New Notes from December 14, 2020 through December 31, 2020	11
Balance at December 31, 2020	$1,238,660
Accretion of discount on New Notes through March 31, 2021	293
Additional deferred financing costs on New Notes through March 31, 2021	(136)
Amortization of deferred financing costs on New Notes through March 31, 2021	68
Balance at March 31, 2021	$1,238,885

(9) Leases

We adopted Topic 842 on January 1, 2019. For a discussion of our adoption of Topic 842 and related disclosures, see note 2 and note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

At March 31, 2021, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $167.0 million and net finance lease right-of-use assets of $0.2 million. Our operating lease liabilities at March 31, 2021 were $170.8 million and finance lease liabilities were $0.2 million. The weighted average remaining lease term for operating leases was approximately 9.3 years and the weighted average remaining lease term for finance leases was approximately 1.0 years. The weighted average discount rate for operating and finance leases was approximately 6.4% and 5.9%, respectively.

The future minimum lease payments of operating leases executed but not commenced as of March 31, 2021 are estimated to be $0.3 million, $0.6 million, $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, respectively, and $4.1 million thereafter. It is expected that these leases will commence during 2021.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Segment Revenues:
Equipment rentals	$156,224	$174,519
New equipment sales	37,745	30,873
Used equipment sales	41,766	31,218
Parts sales	25,612	29,769
Services revenues	14,510	16,822
Total segmented revenues	275,857	283,201
Non-segmented revenues	2,588	2,721
Total revenues	$278,445	$285,922
Segment Gross Profit:
Equipment rentals	$58,464	$72,159
New equipment sales	4,303	3,447
Used equipment sales	13,401	10,780
Parts sales	6,865	7,866
Services revenues	9,813	11,282
Total segmented gross profit	92,846	105,534
Non-segmented gross profit (loss)	157	(51)
Total gross profit	$93,003	$105,483

	Balances at
	March 31,	December 31,
	2021	2020
Segment identified assets:
Equipment sales	$139,896	$58,414
Equipment rentals	1,019,462	1,028,745
Parts and services	16,219	14,074
Total segment identified assets	1,175,577	1,101,233
Non-segment identified assets	878,906	879,251
Total assets	$2,054,483	$1,980,484

The Company operates primarily in the United States and our sales to international customers for the three month periods ended March 31, 2021 and 2020 were 0.2% and 0.4%, respectively, of total revenues. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2021, and its results of operations for the three month period ended March 31, 2021, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

The outbreak of the COVID-19 pandemic continues to affect certain regions of the United States of America and the world. In response to the COVID-19 pandemic, we proactively implemented certain measures to strengthen cash flow, manage costs, strengthen liquidity and enhance employee safety. These measures included the reduction of payroll costs, a reduction in capital expenditures and other discretionary spending, the elimination of most business travel and restriction of visitors to our corporate office, enhanced cleaning and disinfection procedures at our corporate office and branch locations, promotion of social distancing and the wearing of face coverings (masks) at our corporate office and branch locations.

As the impact of COVID-19 became more widespread in March 2020, our equipment rental utilization and sales volumes began to decline from February 2020 levels and this decline continued through mid-April 2020, where we began to see utilization and sales levels improve and stabilize for the remainder of 2020. We continued to see improvements during the first quarter of 2021 with utilization levels in March 2021 through early April 2021 surpassing 2020 pre-COVID utilization levels. The timing and the extent of any subsequent contraction, in our equipment rental utilization and sales volumes due to COVID-19 cannot be reasonably estimated at this time. As such, the extent of the ultimate impact of the pandemic on the Company's operational and financial performance will depend on various developments, including the duration and spread of the outbreak, the speed and effectiveness of vaccine and treatment developments and deployment, the impact on capital and financial markets, governmental limitations on business operations generally, and its and their impact on potential customers, employees, vendors and distribution partners. For a discussion of liquidity, see Liquidity and Capital Resources below.

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

As of April 21, 2021, we operated 104 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional and district managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three month period ended March 31, 2021. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, long-lived assets and income taxes.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Our non-segmented revenues and costs relate primarily to ancillary charges associated with equipment maintenance and repair services, and are not generally allocated to reportable segments.

For additional information about our business segments, see note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three month period ended March 31, 2021, of our total revenues approximately 56.1% were attributable to equipment rentals, 13.6% were attributable to new equipment sales, 15.0% were attributable to used equipment sales, 9.2% were attributable to parts sales, 5.2% were attributable to our services revenues and 0.9% were attributable to non-segmented other revenues.

The equipment that we sell, rent and service is principally used in the construction industry, as well as by companies for commercial and industrial uses such as plant maintenance and turnarounds, and in the petrochemical and energy sectors. As a result, our total revenues are affected by several factors including, but not limited to, the demand for and availability of rental equipment, rental rates and other competitive factors, the demand for new and used equipment, the level of construction and industrial activities, spending levels by our customers, adverse weather conditions and general economic conditions.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the three month period ended March 31, 2021, our total cost of revenues was $185.4 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three month period ended March 31, 2021, our selling, general and administrative expenses were $74.0 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

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

Our non-segmented costs other expenses include costs associated with ancillary charges associated with equipment maintenance and repair services.

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

Interest Expense:

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving Credit Facility, senior unsecured notes due 2028 and our finance lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable, which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and the accretion/amortization of note discount/premium are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2021 was $1.0 billion, or approximately 49.6% of our total assets. Our rental fleet as of March 31, 2021 consisted of 39,101 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $1.8 billion. As of March 31, 2021, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	20,923	53.5%	$673.1	38.4%	50.2
Cranes	177	0.5%	70.0	4.0%	53.5
Earthmoving	4,377	11.2%	401.2	22.9%	25.0
Material Handling	6,248	16.0%	487.8	27.8%	42.5
Other	7,376	18.8%	120.3	6.9%	25.6
Total	39,101	100.0%	$1,752.4	100.0%	41.5

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

The original acquisition cost of our gross rental fleet decreased by approximately $11.2 million, or 0.6%, for the three month period ended March 31, 2021. The average age of our rental fleet equipment increased by approximately 0.6 months for the three month period ended March 31, 2021 and increased by approximately 3.8 months from the three month period ended March 31, 2020.  Our average rental rates for the three month period ended March 31, 2021 were approximately 4.0% lower than last year (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our four core product lines for the three months ended March 31, 2021 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2021 and 2020. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$139,941	$158,618	$(18,677)	(11.8)%
Rentals other	16,283	15,901	382	2.4%
Total equipment rentals	156,224	174,519	(18,295)	(10.5)%
New equipment sales	37,745	30,873	6,872	22.3%
Used equipment sales	41,766	31,218	10,548	33.8%
Parts sales	25,612	29,769	(4,157)	(14.0)%
Services revenues	14,510	16,822	(2,312)	(13.7)%
Non-Segmented revenues	2,588	2,721	(133)	(4.9)%
Total revenues	$278,445	$285,922	$(7,477)	(2.6)%

Total Revenues. Our total revenues were approximately $278.4 million for the three month period ended March 31, 2021 compared to $285.9 million for the three month period ended March 31, 2020, a decrease of $7.5 million, or 2.6%. Our total revenues in 2021 were adversely impacted by inclement weather during February 2021, one less billing day in the current quarter as compared to the prior leap year on February 29, 2020, and decreased comparative demand from the impact of the COVID-19 economic downturn in the first half of the current quarter. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three month period ended March 31, 2021 decreased approximately $18.3 million, or 10.5%, to $156.2 million from $174.5 million in the three month period ended March 31, 2020. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues decreased $18.7 million, or 11.8%, to $139.9 million for the three month period ended March 31, 2021 compared to $158.6 million for the three month period ended March 31, 2020. Rental revenues from aerial work platform equipment decreased $6.3 million and material handling equipment decreased $5.2 million. Rental revenues on earthmoving equipment, cranes and other equipment decreased $3.0 million, $2.2 million and $2.0 million, respectively. As noted above, extreme winter weather in February 2021 resulted in temporary branch closures in approximately 40% of our locations for up to one week.

Our average rental rates for the three month period ended March 31, 2021 decreased 4.0% compared to the same three month period last year and decreased approximately 0.2% from the three month period ended December 31, 2020.  Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended March 31, 2021 was 32.0% compared to 33.1% in the three month period ended March 31, 2020, a decrease of 1.1%. The decrease in comparative rental equipment dollar utilization was the net result of the decrease in equipment rental rates as noted above and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 63.5% for the three month period ended March 31, 2021 compared to 64.3% in the three month period ended March 31, 2020, a decrease of 0.8%. The decrease in rental equipment time utilization as a percentage of original equipment cost was largely due to a $161.0 million decrease, or 8.4%, in our equipment rental fleet since March 31, 2020.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three month period ended March 31, 2021 were $16.3 million compared to $15.9 million for the three month period ended March 31, 2020, an increase of approximately $0.4 million, or 2.4%.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended March 31, 2021 increased $6.9 million, or 22.3%, to $37.7 million from $30.9 million for the three month period ended March 31, 2020. This increase was driven primarily by sales of new cranes, increasing $6.1 million for the three month period ended March 31, 2021 compared to the same three month period last year. Sales of new other equipment and new aerial work platform equipment increased $1.0 million and $0.2 million, respectively. Partially offsetting these new equipment sales increases was a $0.5 million decrease in new material handling equipment sales.

Used Equipment Sales Revenues. Our used equipment sales increased $10.5 million, or 33.8%, to $41.8 million for the three month period ended March 31, 2021, from approximately $31.2 million for the same three month period in 2020. This increase in used equipment sales reflects improved customer demand for used equipment and improved used equipment pricing. Sales of used material handling equipment, used aerial work platform equipment and used earthmoving increased $4.3 million, $2.9 million and $2.4 million, respectively. Sales of used other equipment increased $1.1 million.

Parts Sales Revenues. Our parts sales revenues for the three month period ended March 31, 2021 decreased $4.2 million, or 14.0%, to $25.6 million from approximately $29.8 million for the same three month period last year. The decrease in parts sales was attributable to decreases in equipment parts sales across all product lines, reflecting COVID-19’s impact on our parts business.

Services Revenues. Our services revenues for the three month period ended March 31, 2021 decreased $2.3 million, or 13.7%, to approximately $14.5 million from $16.8 million for the same three month period last year. This decrease in service revenues is attributable to decreases in service revenues across all product lines.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended March 31, 2021, our other revenues were approximately $2.6 million, a decrease of $0.1 million, or 4.9%, from approximately $2.7 million in the same three month period in 2020.

Gross Profit.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (loss):
Equipment rentals
Rentals	$58,904	$73,063	$(14,159)	(19.4)%
Rentals other	(440)	(904)	464	51.3%
Total equipment rentals	58,464	72,159	(13,695)	(19.0)%
New equipment sales	4,303	3,447	856	24.8%
Used equipment sales	13,401	10,780	2,621	24.3%
Parts sales	6,865	7,866	(1,001)	(12.7)%
Services revenues	9,813	11,282	(1,469)	(13.0)%
Non-Segmented revenues gross profit (loss)	157	(51)	208	407.8%
Total gross profit	$93,003	$105,483	$(12,480)	(11.8)%

Total Gross Profit. Our total gross profit was $93.0 million for the three month period ended March 31, 2021 compared to $105.5 million for the same three month period in 2020, a decrease of $12.5 million, or 11.8%. Total gross profit margin for the three month period ended March 31, 2021 was approximately 33.4%, a decrease of 3.5% from the 36.9% gross profit margin for the same three month period in 2020. Comparative total gross profit margin was impacted by revenue mix as higher gross margin rental revenues and parts and service revenues decreased while revenues from our lower gross margin new and used equipment sales increased compared to a year ago. Gross profit (loss) and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three month period ended March 31, 2021 decreased approximately $13.7 million, or 19.0%, to $58.5 million from $72.2 million in the same three month period in 2020. Total gross profit margin from equipment rentals for the three month period ended March 31, 2021 was approximately 37.4% compared to 41.3% for the same period in 2020, a decrease of approximately 3.9%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit decreased $14.2 million, or 19.4%, to $58.9 million for the three month period ended March 31, 2021 compared to $73.1 million for the same three month period in 2020. The gross profit decrease was the result of an $18.7 million decrease in equipment rental revenues for the three month period ended March 31, 2021 compared to the same period last year, combined with a $4.6 million decrease in rental equipment depreciation expense and a $0.1 million increase in rental expenses. The decrease in depreciation expense is primarily due to a smaller fleet size in 2021 compared to 2020. Our fleet size, based on original equipment cost, at March 31, 2021 was $161.0 million, or 8.4%, smaller than our fleet size at March 31, 2020. The smaller fleet size reflects the downsizing of our fleet last year through fleet sales and reduced capital expenditures in response to the impact to our rental business from the COVID-19 pandemic.

Gross profit margin on equipment rentals for the three month period ended March 31, 2021 was approximately 42.1% compared to 46.1% for the same period in 2020, a decrease of 4.0%. Depreciation expense was 39.6% of equipment rental revenues for the three month period ended March 31, 2021 compared to 37.8% for the same period in 2020, an increase of approximately 1.7%, resulting primarily from the decrease in rental revenues. As a percentage of revenues, rental expenses were 18.4% for the three month period ended March 31, 2021 compared to 16.1% for the same period last year, an increase of 2.2%, resulting primarily from the decrease in rental revenues.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the three month period ended March 31, 2021 was $0.4 million compared to a gross loss of $0.9 million, for the same period in 2020, an increase of $0.5 million. Gross loss margin was 2.7% for the three month period ended March 31, 2021 compared to a gross loss margin of 5.7% for the same period last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended March 31, 2021 increased $0.9 million, or 24.8%, to $4.3 million compared to $3.4 million for the same three month period in 2020 on a total new equipment sales increase of $6.9 million. Gross profit margin on new equipment sales was 11.4% for the three month period ended March 31, 2021, compared to 11.2% for the same period last year, an increase of 0.2%. The increase in gross profit margin was primarily due to higher gross margins on new earthmoving equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended March 31, 2021 increased $2.6 million, or 24.3%, to $13.4 million from $10.8 million in the same period in 2020 on a used equipment sales increase of $10.5 million. Gross profit margin on used equipment sales for the three month period ended March 31, 2021 was approximately 32.1%, down 2.4% from 34.5% for the same three month period in 2020, primarily as a result of lower used material handling, aerial work platform, and earthmoving gross margins. Our used equipment sales from the rental fleet, which comprised 92.9% and 93.1% of our used equipment sales for the three month periods ended March 31, 2021 and 2020, respectively, were approximately 151.5%  and 157.2% of net book value for the three month periods ended March 31, 2021 and 2020, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended March 31, 2021 was approximately $6.9 million, a decrease of $1.0 million, or 12.7%, from gross profit of $7.9 million for the same period last year on a parts sales decrease of $4.2 million. Gross profit margin for the three month period ended March 31, 2021 was 26.8% compared to 26.4% for the same three month period last year, an increase of 0.4%, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended March 31, 2021, our services revenues gross profit decreased $1.5 million, or 13.0%, to $9.8 million from $11.3 million for the same three month period in 2020 on a $2.3 million decrease in services revenues. Gross profit margin for the three month period ended March 31, 2021 was 67.6%, an increase of 0.5% from approximately 67.1% in the same three month period in 2020, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended March 31, 2021, our other revenues gross profit was $0.2 million compared to a gross loss of $0.1 million, in the same period in 2020, an increase of $0.2 million.

Selling, General and Administrative Expenses. SG&A expenses decreased $5.7 million, or 7.1%, to $74.0 million for the three month period ended March 31, 2021 compared to $79.6 million for the three month period ended March 31, 2020. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses decreased $3.4 million due to lower commissions and incentive pay combined with headcount reductions, decreases in health insurance costs and workers compensation costs, and other employee cost reductions implemented subsequent to the first quarter of 2020 in response to COVID-19’s impact to our business. Bad debt expense decreased $1.3 million. Liability insurance costs decreased $0.9 million. Legal and professional fees decreased $0.6 million and miscellaneous service overhead costs decreased $0.4 million. Partially offsetting these decreases was a $1.0 million increase in accrued litigation loss contingencies. Approximately $2.2 million of comparative incremental SG&A expenses in the current quarter was attributable to branches opened since January 1, 2020 with less than three months of comparable operations in either or both of the three month periods ended March 31, 2021 and 2020. SG&A expenses as a percentage of total revenues for the three month periods ended March 31, 2021 and 2020 were 26.6% and 27.8%, respectively, a decrease of 1.3%.

Impairment of Goodwill. There was no impairment of goodwill for the three months ended March 31, 2021. Impairment of goodwill incurred in the three months ended March 31, 2020 was $62.0 million. The impairment related to one of our six reporting units, Equipment Rental Component 2. See footnote 2 to the Company’s unaudited condensed consolidated financial statements included as Item 1 in this Quarterly Report on Form 10-Q for additional information.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $0.2 million compared to $4.3 million for the same period last year, a decrease of $4.1 million. The difference is due to a $2.1 million gain on a sale-leaseback transaction in the period ended March 31, 2020 and other property and equipment gains in the normal course of business.

Other Income (Expense). For the three month period ended March 31, 2021, our net other expenses decreased approximately $2.6 million to $12.8 million compared to $15.4 million for the same three month period in 2020, as a result of lower interest expense. Interest expense decreased approximately $2.6 million to $13.4 million for the three month period ended March 31, 2021 compared to $16.0 million for the same period last year. This decrease was the result of lower interest expense on our Credit Facility as we had no borrowings under the Credit Facility during the first quarter of 2021 and lower interest expense on our senior unsecured notes, resulting from the Company’s refinancing of its senior unsecured notes in the fourth quarter of 2020.

Income Taxes. We recorded income tax expense of $1.5 million for the three month period ended March 31, 2021 compared to an income tax benefit of $10.3 million for the three month period ended March 31, 2020. Our effective income tax rate for the three month period ended March 31, 2021 was 27.1% compared to 21.9% for the same period in 2020. Our rate for the three month period ended March 31, 2020 includes the impact of 4.5% related to nondeductible goodwill impairment.  Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at March 31, 2021 are fully realizable through future reversals of existing taxable temporary differences and future taxable income.

Liquidity and Capital Resources

Cash flow from operating activities. For the three month period ended March 31, 2021, the net cash provided by our operating activities was $46.9 million. Our reported net income of $4.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, non-cash lease operating expense and net gains on the sale of long-lived assets, provided positive cash flows of $61.0 million. These cash flows from operating activities were also positively impacted by a $22.7 million decrease in receivables, a $62.4 million increase in accounts payable, a $6.2 million increase in accrued expenses payable and other liabilities and a $0.9 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $99.0 million increase in inventories, due to increases in capital expenditures for new equipment inventory, and a $7.2 million increase in prepaid expenses and other assets.

For the three month period ended March 31, 2020, the net cash provided by our operating activities was $34.5 million. Our reported net loss of $37.0 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, impairment of goodwill, non-cash lease operating expense and net gains on the sale of long-lived assets, provided positive cash flows of $75.4 million. These cash flows from operating activities were also positively impacted by a $21.1 million decrease in receivables and a $9.5 million increase in accounts payable. Partially offsetting these positive cash flows were a $33.4 million increase in inventories, a $23.6 million decrease in accrued expenses payable and other liabilities, a $7.4 million decrease in manufacturing flooring plans payable and a $7.1 million increase in prepaid expenses and other assets.

Cash flow from investing activities. For the three month period ended March 31, 2021, our net cash used in our investing activities was approximately $24.7 million. Purchases of rental and non-rental equipment were $63.6 million and proceeds from the sale of rental and non-rental equipment were $39.0 million.

For the three month period ended March 31, 2020, our net cash provided by our investing activities exceeded our cash used in our investing activities, resulting in net cash provided by our investing activities of approximately $6.1 million. Purchases of rental and non-rental equipment were $29.9 million and proceeds from the sale of rental and non-rental equipment were $35.9 million.

Cash flow from financing activities. For the three month period ended March 31, 2021, net cash used in our financing activities was $10.6 million. Dividends paid totaled $9.9 million, or $0.275 per common share. Treasury stock purchases totaled $0.4 million, payments of deferred financing costs were $0.1 million and finance lease principal payments were $0.1 million.

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

The New Notes were issued by H&E Equipment Services, Inc. (the parent company) and are guaranteed by GNE Investments, Inc. and its wholly-owned subsidiaries Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E California Holding, Inc., H&E Equipment Services (Mid-Atlantic), Inc. and H&E Finance Corp (collectively, the guarantor subsidiaries). The guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan. There are no registration rights associated with the New Notes or the subsidiary guarantees.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At March 31, 2021, we had no outstanding borrowings under the Credit Facility and we could borrow up to $741.3 million. At April 20, 2021, we had $741.3 million of available borrowings under our Credit Facility, net of an $8.7 million outstanding letter of credit. We do not anticipate any near-term impacts to our liquidity under the Credit Facility as a result of the COVID-19 pandemic, nor do we anticipate any covenant violations related to the Credit Facility.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the three month period ended March 31, 2021 and 2020 were approximately $71.7 million and $32.5 million, respectively, including $15.4 million and $12.7 million, respectively, of non-cash transfers from new and used equipment to rental fleet inventory. This increase in rental fleet capital expenditures reflects our response to improved rental demand in 2021 compared to the decrease in our rental fleet capital expenditures in response to COVID-19. Our gross property and equipment capital expenditures for the three month period ended March 31, 2021 and 2020 were $7.3 million and $10.1 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the New Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At March 31, 2021, we have cash on hand of approximately $322.5 million. At March 31, 2021, we had available borrowings of $741.3 million, net of $8.7 million of outstanding letters of credit, compared to $557.3 million at March 31, 2020, net of $7.7 million of outstanding letters of credit. This improvement in the amounts we have available for borrowing under the Credit Facility is substantially due to a decrease in capital expenditures since the end of the first quarter last year. At April 20, 2021, we had $741.3 million of available borrowings under the Credit Facility, net of an $8.7 million of outstanding letters of credit. We do not expect our liquidity to be materially negatively impacted by the current COVID-19 pandemic.

Quarterly Dividend

On February 11, 2021, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on March 12, 2021, totaling approximately $9.8 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant changes in our exposure to market risk during the three months ended March 31, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a contingent liability related to two wage and hour lawsuits in the state of California, Coleman v. H&E Equipment Services, Inc. and Mizar Et Al v. H&E Equipment Services, Inc., filed September 4, 2020 and September 28, 2020, respectively, and currently docketed in the U.S. District Court for the Northern District Court of California and in the California Superior Court, County of Alameda, respectively. While the plaintiff’s counsel in the Coleman case has not yet made a settlement demand in the matter, the parties have agreed to a mediation hearing in June 2021 in an attempt to reach an agreed-upon settlement in the matter. The claims are not subject to any insurance recoveries on our behalf. The Company currently does not expect these unresolved legal actions to have a material effect on the Company’s consolidated financial statements.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2020, 31,796 shares of restricted stock units, which were granted in 2018, vested and were subsequently issued on March 8, 2021, at $34.54 per share. Holders of those shares returned an aggregate of 12,624 shares of common stock to the Company during the quarter ended March 31, 2021 as payment for their respective withholding taxes. This resulted in an addition of 12,624 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: April 27, 2021	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer & Director (Principal Executive Officer)

Dated: April 27, 2021	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)