Form 10-Q
period 2021-06-30
H&E Equipment Services, Inc.
filed 2021-08-03
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 27, 2021, there were 36,092,603 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

June 30, 2021

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•

risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response to the pandemic, material delays and cancellations of construction or infrastructure projects, supply chain disruptions and other impacts to the business;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$202,487	$310,882
Receivables, net of allowance for doubtful accounts of $4,721 and $4,741, respectively	170,516	178,858
Inventories, net of reserves for obsolescence of $270 and $350, respectively	128,422	72,488
Prepaid expenses and other assets	17,381	10,379
Rental equipment, net of accumulated depreciation of $708,199 and $701,588, respectively	1,112,959	1,028,745
Property and equipment, net of accumulated depreciation and amortization of $170,781 and $158,803, respectively	118,709	116,740
Operating lease right-of-use assets, net of accumulated amortization of $31,346 and $23,920, respectively	167,661	162,220
Finance lease right-of-use assets, net of accumulated amortization of $2,295 and $2,213, respectively	122	203
Deferred financing costs, net of accumulated amortization of $15,469 and $15,119, respectively	1,807	2,157
Intangible assets, net of accumulated amortization of $12,724 and $10,939, respectively	26,976	28,961
Goodwill	68,851	68,851
Total assets	$2,015,891	$1,980,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	113,099	89,295
Manufacturer flooring plans payable	7,326	9,615
Accrued expenses payable and other liabilities	66,916	67,290
Dividends payable	88	155
Senior unsecured notes, net of unaccreted discount of $8,737 and $9,323 and deferred financing costs of $2,018 and $2,017, respectively	1,239,245	1,238,660
Operating lease right-of-use liabilities	171,699	165,921
Finance lease right-of-use liabilities	177	305
Deferred income taxes	176,879	171,010
Total liabilities	1,775,429	1,742,251
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,278,843 and 40,242,711 shares issued at June 30, 2021 and December 31, 2020, respectively, and 36,116,063 and 36,092,555 shares outstanding at June 30, 2021 and December 31, 2020, respectively	402	401
Additional paid-in capital	242,749	240,206
Treasury stock at cost, 4,162,780 and 4,150,156 shares of common stock held at June 30, 2021 and December 31, 2020, respectively	(66,623)	(66,188)
Retained earnings	63,934	63,814
Total stockholders’ equity	240,462	238,233
Total liabilities and stockholders’ equity	$2,015,891	$1,980,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Equipment rentals	$179,037	$155,794	$335,261	$330,313
New equipment sales	49,919	43,947	87,664	74,820
Used equipment sales	41,358	34,013	83,124	65,231
Parts sales	27,424	26,220	53,036	55,989
Services revenues	14,977	15,657	29,487	32,479
Other	3,048	2,705	5,636	5,426
Total revenues	315,763	278,336	594,208	564,258
Cost of revenues:
Rental depreciation	58,337	59,156	113,686	119,142
Rental expense	28,081	23,264	53,769	48,833
Rental other	18,731	14,226	35,454	31,031
	105,149	96,646	202,909	199,006
New equipment sales	44,176	39,259	77,618	66,685
Used equipment sales	27,008	23,282	55,373	43,720
Parts sales	20,356	19,352	39,103	41,255
Services revenues	4,789	5,173	9,486	10,713
Other	2,920	2,554	5,351	5,326
Total cost of revenues	204,398	186,266	389,840	366,705
Gross profit	111,365	92,070	204,368	197,553
Selling, general and administrative expenses	77,006	67,861	150,959	147,485
Impairment of goodwill	—	—	—	61,994
Merger and other	680	118	1,417	158
Gain on sales of property and equipment, net	680	2,894	834	7,158
Income (loss) from operations	34,359	26,985	52,826	(4,926)
Other income (expense):
Interest expense	(13,425)	(15,572)	(26,868)	(31,602)
Other, net	808	642	1,475	1,272
Total other expense, net	(12,617)	(14,930)	(25,393)	(30,330)
Income (loss) before provision (benefit) for income taxes	21,742	12,055	27,433	(35,256)
Provision (benefit) for income taxes	5,976	3,240	7,516	(7,103)
Net income (loss)	$15,766	$8,815	$19,917	$(28,153)
Net income (loss) per common share:
Basic	$0.44	$0.24	$0.55	$(0.78)
Diluted	$0.43	$0.24	$0.55	$(0.78)
Weighted average common shares outstanding:
Basic	36,216	36,031	36,200	35,998
Diluted	36,437	36,107	36,412	35,998
Dividends declared per common share outstanding	$0.275	$0.275	$0.55	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$19,917	$(28,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,001	14,769
Depreciation of rental equipment	113,686	119,142
Amortization of finance lease right-of-use assets	81	81
Amortization of intangible assets	1,985	2,002
Amortization of deferred financing costs	486	504
Accretion of note discount, net of premium amortization	586	238
Non-cash operating lease expense	7,426	5,760
Impairment of goodwill	—	61,994
Provision for losses on accounts receivable	787	2,950
Provision for inventory obsolescence	38	12
Change in deferred income taxes	5,869	(7,211)
Stock-based compensation expense	2,543	2,656
Gain from sales of property and equipment, net	(834)	(7,158)
Gain from sales of rental equipment, net	(27,070)	(21,224)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	7,555	42,764
Inventories	(73,651)	(12,397)
Prepaid expenses and other assets	(7,137)	(8,540)
Accounts payable	23,804	14,077
Manufacturer flooring plans payable	(2,289)	(8,524)
Accrued expenses payable and other liabilities	(7,324)	(13,326)
Deferred compensation payable	—	50
Net cash provided by operating activities	80,459	160,466
Cash flows from investing activities:
Purchases of property and equipment	(16,227)	(13,511)
Purchases of rental equipment	(228,453)	(55,448)
Proceeds from sales of property and equipment	1,088	10,390
Proceeds from sales of rental equipment	75,302	59,756
Net cash provided by (used in) investing activities	(168,290)	1,187
Cash flows from financing activities:
Borrowings on senior secured credit facility	620,584	496,011
Payments on senior secured credit facility	(620,584)	(645,329)
Dividends paid	(19,865)	(19,741)
Purchases of treasury stock	(435)	(470)
Payments of deferred financing costs	(136)	—
Payments of finance lease obligations	(128)	(120)
Net cash used in financing activities	(20,564)	(169,649)
Net decrease in cash	(108,395)	(7,996)
Cash, beginning of period	310,882	14,247
Cash, end of period	$202,487	$6,251

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$17,679	$18,410
Purchases of property and equipment included in accrued expenses payable and other liabilities	$3	$218
Operating lease assets obtained in exchange for new operating lease liabilities	$12,868	$15,077
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,946	$31,402
Income taxes paid (refunds received), net	$1,545	$(1,540)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020, from which the consolidated balance sheet amounts as of December 31, 2020 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements. Business combinations accounted for as purchases are included in the condensed consolidated financial statements from their respective dates of acquisition.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, and consistent with industry practice, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and services support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment; (2) cranes; (3) earthmoving equipment; and (4) material handling equipment. We offer a full-service approach by providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain our rental fleet, as well as a distribution channel for fleet disposal, and provides cross selling opportunities among our new and used equipment sales, rental, parts sales and services operations.

COVID-19

The novel coronavirus (“COVID-19”) was first identified in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic and recommended containment and mitigation measures worldwide. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. The subsequent spread of COVID-19 during 2020 and the resulting economic contraction resulted in increased business uncertainty in our industry.  As the impact of COVID-19 became more widespread, our equipment rental utilization and sales volumes began to decline from February 2020 levels through mid-April 2020, where we began to see utilization and sales levels stabilize and improve for the remainder of 2020. We continue to see overall improvements with utilization levels beginning in March 2021 returning to approximate pre-COVID utilization levels.  The timing and extent of any subsequent contraction in our equipment rental utilization and sales volumes due to COVID-19 will depend on a number of factors, including a widespread resurgence in COVID-19 infections, the rate of vaccinations, the impact to capital and financial markets and the related impact on our customers. We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers.

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.  During the three and six month periods ended June 30, 2021, there were no significant changes to those accounting policies.

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

For additional information related to our revenue recognition policies pursuant to Topic 606 and Topic 842, please see Significant Accounting Policies in note 2 to our Form 10-K for the year ended December 31, 2020. In the table below, revenues as presented in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2021 and 2020 are summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
	2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$150,659	$343	$151,002	$135,503	$204	$135,707
Re-rent revenue	9,297	—	9,297	5,069	—	5,069
Ancillary and other rental revenues:
Delivery and pick-up	—	10,087	10,087	—	8,603	8,603
Other	8,651	—	8,651	6,415	—	6,415
Total ancillary rental revenues	8,651	10,087	18,738	6,415	8,603	15,018
Total equipment rental revenues	168,607	10,430	179,037	146,987	8,807	155,794
New equipment sales	—	49,919	49,919	—	43,947	43,947
Used equipment sales	—	41,358	41,358	—	34,013	34,013
Parts sales	—	27,424	27,424	—	26,220	26,220
Service revenues	—	14,977	14,977	—	15,657	15,657
Other	—	3,048	3,048	—	2,705	2,705
Total revenues	$168,607	$147,156	$315,763	$146,987	$131,349	$278,336

	Six Months Ended June 30,
	2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$282,719	$530	$283,249	$289,173	$462	$289,635
Re-rent revenue	16,991	—	16,991	9,760	—	9,760
Ancillary and other rental revenues:
Delivery and pick-up	—	18,483	18,483	—	17,729	17,729
Other	16,538	—	16,538	13,189	—	13,189
Total ancillary rental revenues	16,538	18,483	35,021	13,189	17,729	30,918
Total equipment rental revenues	316,248	19,013	335,261	312,122	18,191	330,313
New equipment sales	—	87,664	87,664	—	74,820	74,820
Used equipment sales	—	83,124	83,124	—	65,231	65,231
Parts sales	—	53,036	53,036	—	55,989	55,989
Service revenues	—	29,487	29,487	—	32,479	32,479
Other	—	5,636	5,636	—	5,426	5,426
Total revenues	$316,248	$277,960	$594,208	$312,122	$252,136	$564,258

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

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three and six month periods ended June 30, 2021 or 2020 that was included in the contract liability balance as of the beginning of such periods.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. We intend to continue to monitor the developments with respect to the planned phase-out out of LIBOR and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition. However, we can provide no assurances regarding the impact of the discontinuation of LIBOR as there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. Our exposure related to the expected cessation of LIBOR is limited to the interest expense we incur on balances outstanding under our Senior Secured Credit Facility (the “Credit Facility”). The potential impact from the cessation of LIBOR as a reference rate, as well as the applicability of ASU 2020-04, is not currently estimable.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2021 and December 31, 2020 are presented in the table below (amounts in thousands).

	June 30, 2021
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$7,326	$6,608
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,239,245	1,231,338

	December 31, 2020
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$9,615	$8,976
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,238,660	1,259,413

At June 30, 2021 and December 31, 2020, the fair value of our senior unsecured notes due 2028 was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Senior Secured Credit Facility. The discount rate is disclosed in the above table.

During the three and six month periods ended June 30, 2021 and 2020, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(4) Stockholders’ Equity

The following table summarizes the quarterly activity in Stockholders’ Equity for the periods ended June 30, 2021 and 2020, respectively (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2020	40,242,711	$401	$240,206	$(66,188)	$63,814	$238,233
Stock-based compensation	—	—	1,601	—	—	1,601
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,854)	(9,854)
Issuance of common stock, net of restricted stock forfeitures	45,427	—	—	—	—	—
Repurchase of 12,624 shares of restricted common stock	—	—	—	(435)	—	(435)
Net income	—	—	—	—	4,151	4,151
Balances at March 31, 2021	40,288,138	401	241,807	(66,623)	58,111	233,696
Stock-based compensation	—	—	942	—	—	942
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,943)	(9,943)
Restricted stock forfeitures	(9,295)	1	—	—	—	1
Net income	—	—	—	—	15,766	15,766
Balances at June 30, 2021	40,278,843	$402	$242,749	$(66,623)	$63,934	$240,462

Balances at December 31, 2019	39,921,838	$398	$235,844	$(64,783)	$136,060	$307,519
Stock-based compensation	—	—	1,652	—	—	1,652
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,789)	(9,789)
Issuance of common stock, net of restricted stock forfeitures	98,451	1	—	—	—	1
Repurchase of 26,392 shares of restricted common stock	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	(36,968)	(36,968)
Balances at March 31, 2020	40,020,289	399	237,496	(65,253)	89,303	261,945
Stock-based compensation	—	—	1,004	—	—	1,004
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,896)	(9,896)
Restricted stock forfeitures	(6,732)	—	—	—	—	—
Net income	—	—	—	—	8,815	8,815
Balances at June 30, 2020	40,013,557	$399	$238,500	$(65,253)	$88,222	$261,868

(5) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,288,409 shares as of June 30, 2021.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six month period ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2020	524,876	$23.00
Granted	23,296	$27.48
Vested	(55,092)	$32.85
Forfeited	(22,960)	$25.14
Non-vested stock at June 30, 2021	470,120	$21.97

As of June 30, 2021, we had unrecognized compensation expense of approximately $4.0 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.7 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Compensation expense	$943	$1,004	$2,543	$2,656

(6) Income (Loss) per Share

Income (loss) per common share for the three and six month periods ended June 30, 2021 and 2020 are based on the weighted average number of common shares outstanding during the periods. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.9% of total outstanding shares for both the three and six month periods ended June 30, 2021 and 2020, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic net income (loss) per share:
Net income (loss)	$15,766	$8,815	$19,917	$(28,153)
Weighted average number of common shares outstanding	36,216	36,031	36,200	35,998
Net income (loss) per share of common stock – basic	$0.44	$0.24	$0.55	$(0.78)
Diluted net income (loss) per share:
Net income (loss)	$15,766	$8,815	$19,917	$(28,153)
Weighted average number of common shares outstanding	36,216	36,031	36,200	35,998
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock	221	76	212	—
Weighted average number of common shares outstanding – diluted	36,437	36,107	36,412	35,998
Net income (loss) per share of common stock – diluted	$0.43	$0.24	$0.55	$(0.78)
Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	—	—	—

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

 As of June 30, 2021, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At June 30, 2021, we had no borrowings outstanding under the Credit Facility and could borrow up to approximately $741.3 million, net of an $8.7 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

(8) Senior Unsecured Notes

On December 14, 2020, we completed an offering of $1,250 million aggregate principal amount of 3.875% senior notes due 2028 (the “New Notes”) and the settlement of a cash tender offer with respect to our previously outstanding 5.625% senior notes due 2025 (the “Old Notes”).  For further information related to significant terms of the Senior Unsecured Notes, see footnote 9 to the Company’s consolidated financial statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2019	$945,566
Accretion of discount on Old Notes through December 14, 2020	1,466
Amortization of note premium on Old Notes through December 14, 2020	(1,011)
Amortization of deferred financing costs on Old Notes through December 14, 2020	293
Aggregate principal amount paid on Old Notes	(950,000)
Writeoff of unaccreted discount on Old Notes	7,225
Writeoff of unamortized premium on Old Notes	(4,988)
Writeoff of deferred financing costs on Old Notes	1,449
Aggregate principal amount issued on New Notes	1,250,000
Notes discount and deferred transaction costs on New Notes	(11,404)
Accretion of discount on New Notes from December 14, 2020 through December 31, 2020	53
Amortization of deferred financing costs on New Notes from December 14, 2020 through December 31, 2020	11
Balance at December 31, 2020	$1,238,660
Accretion of discount on New Notes through June 30, 2021	586
Additional deferred financing costs on New Notes through June 30, 2021	(136)
Amortization of deferred financing costs on New Notes through June 30, 2021	135
Balance at June 30, 2021	$1,239,245

(9) Leases

We adopted Topic 842 on January 1, 2019. For a discussion of Topic 842 and related disclosures, see note 2 and note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

At June 30, 2021, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $167.7 million and net finance lease right-of-use assets of $0.1 million. Our operating lease liabilities at June 30, 2021 were $171.7 million and finance lease liabilities were $0.2 million. The weighted average remaining lease term for operating leases was approximately 9.1 years and the weighted average remaining lease term for finance leases was approximately 0.8 years. The weighted average discount rate for operating and finance leases was approximately 6.3% and 5.9%, respectively.

The future minimum lease payments of operating leases executed but not commenced as of June 30, 2021 are estimated to be $0.1 million, $0.5 million, $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, respectively, and $3.2 million thereafter. It is expected that these leases will commence during 2021.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Segment Revenues:
Equipment rentals	$179,037	$155,794	$335,261	$330,313
New equipment sales	49,919	43,947	87,664	74,820
Used equipment sales	41,358	34,013	83,124	65,231
Parts sales	27,424	26,220	53,036	55,989
Services revenues	14,977	15,657	29,487	32,479
Total segmented revenues	312,715	275,631	588,572	558,832
Non-segmented revenues	3,048	2,705	5,636	5,426
Total revenues	$315,763	$278,336	$594,208	$564,258
Segment Gross Profit:
Equipment rentals	$73,888	$59,148	$132,352	$131,307
New equipment sales	5,743	4,688	10,046	8,135
Used equipment sales	14,350	10,731	27,751	21,511
Parts sales	7,068	6,868	13,933	14,734
Services revenues	10,188	10,484	20,001	21,766
Total segmented gross profit	111,237	91,919	204,083	197,453
Non-segmented gross profit	128	151	285	100
Total gross profit	$111,365	$92,070	$204,368	$197,553

	Balances at
	June 30,	December 31,
	2021	2020
Segment identified assets:
Equipment sales	$111,222	$58,414
Equipment rentals	1,112,959	1,028,745
Parts and services	17,200	14,074
Total segment identified assets	1,241,381	1,101,233
Non-segment identified assets	774,510	879,251
Total assets	$2,015,891	$1,980,484

The Company operates primarily in the United States and our sales to international customers for the three month periods ended June 30, 2021 and 2020 were 0.1% and 0.2% of total revenues, respectively, and for the six month periods ended June 30, 2021 and 2020 were 0.2% and 0.3% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

(11) Subsequent Events

On July 20, 2021, the Company announced that it entered into a definitive agreement to sell its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130 million in cash, subject to adjustment based on actual amounts of net working capital and crane rental fleet net book value delivered at transaction closing. The Company expects the transaction to close during the fourth quarter of 2021, subject to customary closing conditions, including regulatory approval under the Hart-Scott-Rodino Act. The Company reports financial results of the crane business within its rental revenues, new equipment sales, used equipment sales, parts and services segments. Total revenues attributable to the crane business were approximately $86.3 million during the first six months of fiscal 2021 and approximately $158.5 million in fiscal 2020. Net assets of the crane business were approximately $100.0 million as of June 30, 2021. The amounts presented above are preliminary and are subject to change.

In connection with the pending sale, we expect to classify the results of operations of the crane business as discontinued operations beginning in the third quarter of 2021. The assets and liabilities associated with the discontinued operations will be reflected as held for sale beginning in the third quarter of 2021. When the transaction is completed, the Company expects to record a gain on the disposal transaction.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2021, and its results of operations for the three and six month periods ended June 30, 2021, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

The outbreak of the COVID-19 pandemic continues to affect certain regions of the United States of America and the world. In response to the COVID-19 pandemic, we proactively implemented certain measures to strengthen cash flow, manage costs, strengthen liquidity and enhance employee safety. These measures included the reduction of payroll costs, a reduction in capital expenditures and other discretionary spending, the elimination of most business travel and restriction of visitors to our corporate office, enhanced cleaning and disinfection procedures and the promotion of social distancing at our corporate office and branch locations. We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers.

As the impact of COVID-19 became more widespread, our equipment rental utilization and sales volumes began to decline from February 2020 levels through mid-April 2020, where we began to see utilization and sales levels improve and stabilize for the remainder of 2020. We continue to see improvements with utilization levels beginning in March 2021 returning to approximate pre-COVID utilization levels. The timing and extent of any subsequent contraction in our equipment rental utilization and sales volumes due to COVID-19 will depend on a number of factors, including a widespread resurgence in COVID-19 infections, the rate of vaccinations, the impact to capital and financial markets and the related impact on our customers. For a discussion of liquidity, see Liquidity and Capital Resources below.

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

As of July 27, 2021, we operated 106 full-service facilities throughout the Intermountain, Southwest, Gulf Coast, West Coast, Southeast and Mid-Atlantic regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly skilled service technicians, product specialists and regional and district managers. We focus our sales and rental activities on, and organize our personnel principally by, our four core equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers for each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and six month periods ended June 30, 2021. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition and disposition accounting, goodwill, long-lived assets and income taxes.

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

•

Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) a percentage of original equipment cost; and (2) the number of rental equipment units available for rent), rental rate trends and targets, rental equipment dollar utilization, and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals account for more than half of our total revenues. For the six month period ended June 30, 2021, approximately 56.4% of our total revenues were attributable to equipment rentals, 14.8% of our total revenues were attributable to new equipment sales, 14.0% were attributable to used equipment sales, 8.9% were attributable to parts sales, 5.0% were attributable to our services revenues and 0.9% were attributable to non-segmented other revenues.

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

Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) a percentage of original equipment cost; and (2) the number of rental equipment units available for rent), rental rate trends and targets, rental equipment dollar utilization, and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

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

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expenses, rental depreciation and costs associated with parts sales and services, all of which are included in cost of revenues. For the six month period ended June 30, 2021, our total cost of revenues was approximately $389.8 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six month period ended June 30, 2021, our selling, general and administrative expenses were $151.0 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

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

Selling, General and Administrative Expenses:

Our selling, general and administrative (“SG&A”) expenses include sales and marketing expenses, payroll and related benefit costs, including stock based compensation, insurance expenses, legal and professional fees, rent and other occupancy costs, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with intangible assets. These expenses are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2021 was $1.1 billion, or approximately 55.2% of our total assets. Our rental fleet as of June 30, 2021 consisted of 41,136 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $1.8 billion. As of June 30, 2021, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	21,397	52.0%	$695.3	37.7%	49.4
Cranes	168	0.4%	66.9	3.6%	51.8
Earthmoving	5,002	12.2%	443.1	24.0%	22.4
Material Handling	6,536	15.9%	508.1	27.5%	40.2
Other	8,033	19.5%	133.0	7.2%	23.7
Total	41,136	100.0%	$1,846.4	100.0%	39.7

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

The original acquisition cost of our gross rental fleet increased by approximately $82.7 million, or 4.7%, for the six month period ended June 30, 2021, largely reflective of an increase in rental fleet capital expenditures. The average age of our rental fleet equipment decreased by approximately 1.2 months for the six month period ended June 30, 2021. Our average rental rates for the six month period ended June 30, 2021 were 2.3% lower than the same period last year. See further discussion on rental rates in “Results of Operations” below.

The rental equipment mix among our four core product lines for the six month period ended June 30, 2021 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

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

•

Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted. For example, high levels of industrial activity in our Gulf Coast and Intermountain regions have been a meaningful driver of recent growth in our revenues. Conversely, declines in oil and natural gas prices and the related downturn in oil industry activities can result in a significant decrease in our new equipment sales, primarily the sale of new cranes, due to lower demand. Most recently, in the first quarter of 2020, worldwide crude oil and natural gas prices sharply declined as a result of the lack of agreement on production levels by members of the Organization of the Petroleum Exporting Countries and other oil- and gas-producing countries, which resulted in production outstripping the demand for oil and gas. Additionally, the effects of the COVID-19 pandemic, have decreased demand for oil and gas products as companies and other organizations have suspended or curtailed operations and travel. Although worldwide crude oil and natural gas prices have partially recovered from the 2020 first quarter decline, we believe the uncertainty regarding future oil and natural gas prices continues to impact customer capital expenditure decisions.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six month periods ended June 30, 2021 and 2020. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$160,299	$140,776	$19,523	13.9%
Rentals other	18,738	15,018	3,720	24.8%
Total equipment rentals	179,037	155,794	23,243	14.9%
New equipment sales	49,919	43,947	5,972	13.6%
Used equipment sales	41,358	34,013	7,345	21.6%
Parts sales	27,424	26,220	1,204	4.6%
Services revenues	14,977	15,657	(680)	(4.3)%
Non-Segmented revenues	3,048	2,705	343	12.7%
Total revenues	$315,763	$278,336	$37,427	13.4%

Total Revenues. Our total revenues were approximately $315.8 million for the three month period ended June 30, 2021 compared to $278.3 million for the three month period ended June 30, 2020, an increase of $37.4 million, or 13.4%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three month period ended June 30, 2021 increased approximately $23.2 million, or 14.9%, to $179.0 million from $155.8 million in the three month period ended June 30, 2020. The increase in equipment rental revenues was largely due to increased demand compared to the prior year COVID-19 economic downturn.

Rentals. Rental revenues increased $19.5 million, or 13.9%, to $160.3 million for the three month period ended June 30, 2021 compared to $140.8 million for the three month period ended June 30, 2020. Rental revenues from aerial work platform equipment increased $6.5 million, earthmoving equipment increased $6.4 million, material handling equipment increased $5.0 million and other equipment increased $3.2 million. Partially offsetting these increases, crane rental revenues decreased $1.6 million. Our average rental rates for the three month period ended June 30, 2021 decreased 0.3% compared to the same three month period last year and increased approximately 1.0% from the three month period ended March 31, 2021.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended June 30, 2021 was 35.2% compared to 29.6% in the three month period ended June 30, 2020, an increase of 5.6%. The increase in comparative rental equipment dollar utilization was the net result of an increase in rental equipment time utilization, combined with a decrease in equipment rental rates as noted above. Rental equipment time utilization as a percentage of original equipment cost was approximately 68.3% for the three month period ended June 30, 2021 compared to 59.5% in the three month period ended June 30, 2020, an increase of 8.8%.  The increase in rental equipment time utilization as a percentage of original equipment cost was largely due to increased demand during the current year compared to COVID-19’s impact on economic activity during the prior year.

Rentals Other. Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three month period ended June 30, 2021 were $18.7 million compared to $15.0 million for the three month period ended June 30, 2020, an increase of $3.7 million, or 24.8%, primarily due to the increase in equipment rental revenues as described above.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended June 30, 2021 increased $6.0 million, or 13.6%, to $49.9 million from $43.9 million for the three month period ended June 30, 2020. This increase was largely due to an $8.2 million increase in new crane sales and a $3.7 million increase in other new equipment sales. These increases were partially offset by a $4.6 million decrease in new earthmoving equipment sales and a $0.9 million decrease in new aerial work platform equipment sales.

Used Equipment Sales Revenues. Our used equipment sales increased $7.3 million, or 21.6%, to $41.4 million for the three month period ended June 30, 2021, from $34.0 million for the same three month period in 2020. This increase was driven by a $4.0 million increase in used material handling equipment sales, a $3.4 million increase in used aerial work platform equipment sales and a $2.0 million increase in used crane equipment sales, which was partially offset by a $2.0 million decrease in used earthmoving equipment sales.

Parts Sales Revenues. Our parts sales revenues for the three month period ended June 30, 2021 increased $1.2 million, or 4.6%, to $27.4 million from approximately $26.2 million for the same three month period last year. The increase in parts sales was attributable to increases across all equipment parts sales, with the exception of aerial work platform parts sales which decreased.

Services Revenues. Our services revenues for the three month period ended June 30, 2021 decreased $0.7 million, or 4.3%, to $15.0 million from $15.7 million for the same three month period last year. The decrease is primarily due to decreases in aerial work platform and other services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended June 30, 2021, our other revenues were approximately $3.0 million, an increase of $0.3 million, or 12.7%, from $2.7 million in the same three month period in 2020.

Gross Profit.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit:
Equipment rentals
Rentals	$73,881	$58,356	$15,525	26.6%
Rentals other	7	792	(785)	(99.1)%
Total equipment rentals	73,888	59,148	14,740	24.9%
New equipment sales	5,743	4,688	1,055	22.5%
Used equipment sales	14,350	10,731	3,619	33.7%
Parts sales	7,068	6,868	200	2.9%
Services revenues	10,188	10,484	(296)	(2.8)%
Non-segmented revenues gross profit	128	151	(23)	(15.2)%
Total gross profit	$111,365	$92,070	$19,295	21.0%

Total Gross Profit. Our total gross profit was $111.4 million for the three month period ended June 30, 2021 compared to $92.1 million for the same three month period in 2020, an increase of $19.3 million, or 21.0%. Total gross profit margin for the three month period ended June 30, 2021 was approximately 35.3%, an increase of 2.2% from the 33.1% gross profit margin for the same three month period in 2020. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three month period ended June 30, 2021 increased approximately $14.7 million, or 24.9%, to $73.9 million from $59.1 million in the same three month period in 2020. Total gross profit margin from equipment rentals for the three month periods ended June 30, 2021 and 2020 was approximately 41.3% and 38.0%, respectively, an increase of 3.3%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit increased $15.5 million, or 26.6%, to $73.9 million for the three month period ended June 30, 2021 compared to $58.4 million for the same three month period in 2020. The gross profit increase was the result of a $19.5 million increase in rental revenues for the three month period ended June 30, 2021 compared to the same period last year and a $0.8 million decrease in rental equipment depreciation expense, which was partially offset by a $4.8 million increase in rental expenses. The original acquisition cost of our rental fleet at June 30, 2021 decreased $40.7 million, or 2.2%, from June 30, 2020.

Gross profit margin on rentals for the three month periods ended June 30, 2021 and June 30, 2020 was approximately 46.1% and 41.5%, respectively. Depreciation expense was 36.4% of rental revenues for the three month period ended June 30, 2021 compared to 42.0% for the same period in 2020, a decrease of 5.6%. The decrease in depreciation expense as a percentage of rental revenues are largely due to the increase in revenues in 2021 as compared to the same period in 2020. As a percentage of revenues, rental expenses were 17.5% for the three month period ended June 30, 2021 compared to 16.5% for the same period last year, an increase of 1.0%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three month period ended June 30, 2021 was less than $0.1 million compared to $0.8 million for the same period in 2020, a decrease of $0.8 million. There was no gross profit margin for the three month period ended June 30, 2021 compared to 5.3% for the same period last year.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended June 30, 2021 increased $1.1 million, or 22.5%, to $5.7 million compared to $4.7 million for the same three month period in 2020 on a total new equipment sales increase of $6.0 million. Gross profit margin on new equipment sales was 11.5% for the three month period ended June 30, 2021, compared to 10.7% for the same period last year, an increase of 0.8%. The increase in gross profit margin was primarily due to the mix of new equipment sold and improving gross margins on new equipment sales.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended June 30, 2021 increased $3.6 million, or 33.7%, to $14.4 million from $10.7 million in the same period in 2020 on a used equipment sales increase of $7.3 million. Gross profit margin on used equipment sales for the three month period ended June 30, 2021 was approximately 34.7%, up 3.1% from 31.6% for the same three month period in 2020. This increase was primarily a result of the mix of used equipment sold combined with the improved gross margins on the sale of used aerial work platforms, earthmoving and material handling equipment. Our used equipment sales from the rental fleet, which comprised 88.3% and 90.3% of our used equipment sales for the three month periods ended June 30, 2021 and 2020, respectively, were approximately 161.3% and 153.2% of net book value for the three month periods ended June 30, 2021 and 2020, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended June 30, 2021 was approximately $7.1 million, an increase of $0.2 million, or 2.9%, from gross profit of $6.9 million for the same period last year on a parts sales increase of $1.2 million. Gross profit margin for the three month period ended June 30, 2021 was 25.8%, a decrease of 0.4%, compared to a gross margin of 26.2% for the three month period ended June 30, 2020. The decrease in parts sales gross margin is due to the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended June 30, 2021, our services revenues gross profit decreased $0.3 million, or 2.8%, to approximately $10.2 million from $10.5 million for the same three month period in 2020 on a $0.7 million decrease in services revenues. Gross profit margin for the three month period ended June 30, 2021 was 68.0%, a decrease of 1.0% from approximately 67.0% in the same three month period in 2020, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended June 30, 2021, our other revenues gross profit was approximately $0.1 million compared to a gross profit of $0.2 million in the same period in 2020, a decrease of $0.1 million.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $9.1 million, or 13.5%, to $77.0 million for the three month period ended June 30, 2021 compared to $67.9 million for the three month period ended June 30, 2020. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses increased $9.0 million, primarily as a result of higher commissions and incentive pay combined with headcount increases and increased employee hours in rebounding from the impact of the COVID-19 pandemic on our business. Facility rent expenses and repairs and maintenance costs increased $0.9 million. Partially offsetting these increases was a $1.1 million and $0.9 million decrease in liability insurance costs and bad debt expense, respectively.

Approximately $3.2 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2020 with less than three months of comparable operations in either or both of the three month periods ended June 30, 2021 and 2020. SG&A expenses as a percentage of total revenues for both the three month periods ended June 30, 2021 and 2020 were 24.4%.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $0.7 million for the three month period ended June 30, 2021 compared to $2.9 million for the same period last year, a decrease of $2.2 million. This decrease is primarily due to a prior year gain on a company-owned closed property in the normal course of business.

Other Income (Expense). For the three month period ended June 30, 2021, our net other expenses decreased approximately $2.3 million to $12.6 million compared to $14.9 million for the same three month period in 2020, primarily as a result of lower interest expense. Interest expense decreased $2.1 million to $13.4 million for the three month period ended June 30, 2021 compared to $15.6 million for the same period last year. This decrease was the result of lower interest expense on our Credit Facility as we had no borrowings under the Credit Facility during the second quarter of 2021 and lower interest expense on our senior unsecured notes, resulting from the Company’s refinancing of its senior unsecured notes in the fourth quarter of 2020.

Income Taxes. We recorded income tax expense of $6.0 million for the three month period ended June 30, 2021 compared to income tax expense of $3.2 million for the three month period ended June 30, 2020. Our effective income tax rate for the three month period ended June 30, 2021 was 27.5% compared to 26.9% for the same period in 2020. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2021 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$300,240	$299,394	$846	0.3%
Rentals other	35,021	30,919	4,102	13.3%
Total equipment rentals	335,261	330,313	4,948	1.5%
New equipment sales	87,664	74,820	12,844	17.2%
Used equipment sales	83,124	65,231	17,893	27.4%
Parts sales	53,036	55,989	(2,953)	(5.3)%
Services revenues	29,487	32,479	(2,992)	(9.2)%
Non-Segmented revenues	5,636	5,426	210	3.9%
Total revenues	$594,208	$564,258	$29,950	5.3%

Total Revenues. Our total revenues were approximately $594.2 million for the six month period ended June 30, 2021 compared to $564.3 million for the six month period ended June 30, 2020, an increase of 30.0 million, or 5.3%. Our total revenues in 2021 were adversely impacted by inclement weather during February 2021 and decreased comparative demand from the impact of the COVID-19 economic downturn in the first half of the first quarter of 2021. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the six month period ended June 30, 2021 increased $4.9 million, or 1.5%, to $335.3 million from $330.3 million in the six month period ended June 30, 2020. The increase in equipment rental revenues was largely due to increased demand compared to the prior year impact of the COVID-19 economic downturn.

Rentals. Rental revenues increased $0.8 million, or 0.3%, to $300.2 million for the six month period ended June 30, 2021 compared to $299.4 million for the six month period ended June 30, 2020. Rental revenues from earthmoving equipment increased $3.5 million and other equipment increased $1.3 million. Partially offsetting these rental revenues increases were decreases on crane equipment of $3.8 million and material handling equipment of $0.3 million. Our average rental rates for the six month period ended June 30, 2021 decreased 2.3% compared to the same period last year. As noted above, extreme winter weather in February 2021 resulted in temporary branch closures in approximately 40% of our locations for up to one week.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six month period ended June 30, 2021 was 33.6% compared to 31.4% in the six month period ended June 30, 2020, an increase of 2.2%. The increase in comparative rental equipment dollar utilization was the net result of an increase in rental equipment time utilization and the decrease in equipment rental rates as noted above. Rental equipment time utilization as a percentage of original equipment cost was approximately 65.9% for the six month period ended June 30, 2021 compared to 61.9% in the six month period ended June 30, 2020, an increase of 4.0%.  The increase in rental equipment time utilization as a percentage of original equipment cost was largely due to the increase in demand as opposed to the economic downturn surrounding the COVID-19 pandemic in the prior year.

Rentals Other. Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the six month period ended June 30, 2021 were $35.0 million compared to $30.9 million for the six month period ended June 30, 2020, an increase of $4.1 million, or 13.3%.

New Equipment Sales Revenues. Our new equipment sales for the six month period ended June 30, 2021 increased $12.8 million, or 17.2%, to $87.7 million from $74.8 million for the six month period ended June 30, 2020. Sales of new cranes increased $14.2 million and other equipment increased $4.8 million. Sales of new earthmoving equipment, new material handling equipment and new aerial work platform equipment decreased $4.6 million, $0.9 million and $0.6 million, respectively.

Used Equipment Sales Revenues. Our used equipment sales increased $17.9 million, or 27.4%, to $83.1 million for the six month period ended June 30, 2021, from approximately $65.2 million for the same six month period in 2020. Sales of used material handling equipment increased $8.4 million and sales of used aerial work platform equipment increased $6.3 million. Sales of used cranes, used other and used earthmoving equipment increased $1.9 million, $0.9 million and $0.5 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the six month period ended June 30, 2021 decreased $3.0 million, or 5.3%, to $53.0 million from $56.0 million for the same six month period last year. The decrease in parts sales was primarily attributable to decreases in crane and aerial work platform equipment parts product lines, reflecting COVID-19’s remaining impact on our parts business.

Services Revenues. Our services revenues for the six month period ended June 30, 2021 decreased $3.0 million, or 9.2%, to approximately $29.5 million from $32.5 million for the same six month period last year. The decrease in service revenues was primarily attributable to decreases across all product lines, which was partially offset by an increase in crane service revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the six month periods ended June 30, 2021 and 2020, our non-segmented other revenues were approximately $5.6 million and $5.4 million, respectively, an increase of $0.2 million, or 3.9%.

Gross Profit.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$132,785	$131,419	$1,366	1.0%
Rentals other	(433)	(112)	(321)	(286.6)%
Total equipment rentals	132,352	131,307	1,045	0.8%
New equipment sales	10,046	8,135	1,911	23.5%
Used equipment sales	27,751	21,511	6,240	29.0%
Parts sales	13,933	14,734	(801)	(5.4)%
Services revenues	20,001	21,766	(1,765)	(8.1)%
Non-segmented revenues gross profit	285	100	185	185.0%
Total gross profit	$204,368	$197,553	$6,815	3.4%

Total Gross Profit. Our total gross profit was $204.4 million for the six month period ended June 30, 2021 compared to $197.6 million for the same six month period in 2020, an increase of $6.8 million, or 3.4%. Total gross profit margin for the six month period ended June 30, 2021 was approximately 34.4%, a decrease of 0.6% from the 35.0% gross profit margin for the same six month period in 2020. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the six month period ended June 30, 2021 increased $1.0 million, or 0.8%, to $132.4 million from $131.3 million in the same six month period in 2020. Total gross profit margin from equipment rentals for the six month period ended June 30, 2021 was approximately 39.5% compared to 39.8% for the same period in 2020, a decrease of 0.3%.

Rentals: Rental revenues gross profit increased $1.4 million, or 1.0%, to $132.8 million for the six month period ended June 30, 2021 compared to $131.4 million for the same six month period in 2020. The gross profit increase was the result of a $0.8 million increase in rental revenues for the six month period ended June 30, 2021 compared to the same period last year and a $5.5 million decrease in rental depreciation, which was partially offset by a $4.9 million increase in rental expenses.

Gross profit margin on rentals for the six month period ended June 30, 2021 was approximately 44.2% compared to 43.9% for the same period in 2020, an increase of 0.3%. Depreciation expense was 37.9% of rental revenues for the six month period ended June 30, 2021 compared to 39.8% for the same period in 2020, a decrease of approximately 1.9%. As a percentage of revenues, rental expenses were 17.9% for the six month period ended June 30, 2021 compared to 16.3% for the same period last year, an increase of approximately 1.6%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the six month period ended June 30, 2021 was $0.4 million compared to gross loss of $0.1 million for the same period in 2020, a decrease of $0.3 million. Gross loss margin was 1.2% for the six month period ended June 30, 2021 compared to a gross loss margin of 0.4% for the same period last year, a decrease of 0.8%.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six month period ended June 30, 2021 increased $1.9 million, or 23.5%, to $10.0 million compared to approximately $8.1 million for the same six month period in 2020 on a total new equipment sales increase of $12.8 million. Gross profit margin on new equipment sales was 11.5% for the six month period ended June 30, 2021, compared to 10.9% for the same period last year, an increase of 0.6%. The increase in gross profit margin was primarily due to the mix of new equipment sold.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six month period ended June 30, 2021 increased $6.2 million, or 29.0%, to $27.8 million from $21.5 million in the same period in 2020 on a used equipment sales increase of $17.9 million. Gross profit margin on used equipment sales for the six month period ended June 30, 2021 was approximately 33.4%, up 0.4% from 33.0% for the same six month period in 2020, primarily as a result of the mix of used equipment sold and higher used material handling equipment and used aerial work platform equipment gross margins. Our used equipment sales from the rental fleet, which comprised 90.6% and 91.6% of our used equipment sales for the six month periods ended June 30, 2021 and 2020, respectively, were approximately 156.1%  and 155.1% of net book value for the six month periods ended June 30, 2021 and 2020, respectively.

Parts Sales Gross Profit. Our parts sales gross profit for the six month period ended June 30, 2021 was $13.9 million, a decrease of $0.8 million, or 5.4%, from gross profit of $14.7 million for the same period last year on a parts sales decrease of $3.0 million. Gross profit margin for both the six month period ended June 30, 2021 and 2020 was 26.3%.

Services Revenues Gross Profit. For the six month period ended June 30, 2021, our services revenues gross profit decreased $1.8 million, or 8.1%, to $20.0 million from $21.8 million for the same six month period in 2020 on a $3.0 million decrease in services revenues. Gross profit margin for the six month period ended June 30, 2021 was 67.8%, an increase of 0.8% from approximately 67.0% in the same six month period in 2020, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the six month period ended June 30, 2021, our other revenues gross profit was $0.3 million compared to a gross profit of $0.1 million in the same period in 2020, an increase of $0.2 million.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $3.5 million, or 2.4%, to $151.0 million for the six month period ended June 30, 2021 compared to $147.5 million for the six month period ended June 30, 2020. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses increased $5.6 million, primarily as a result of higher incentive pay combined with increased headcount and increased employee hours in rebounding from the impact of the COVID-19 pandemic on our business. Facility rent expenses and repairs and maintenance costs increased $1.2 million. These increases were partially offset by a $2.3 million decrease in bad debt expense and a $1.9 million decrease in liability insurance costs. Legal and professional fees decreased $0.3 million, offset by a $1.0 million increase in our litigation accrual.

Approximately $5.5 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2020 with less than six months of comparable operations in either or both of the six month periods ended June 30, 2021 and 2020. SG&A expenses as a percentage of total revenues for the six month periods ended June 30, 2021 and 2020 were 25.4% and 26.1%, respectively.

Impairment of Goodwill. Impairment of goodwill incurred in the six month period ended June 30, 2020 was $62.0 million. The impairment was related to one of our six reporting units, Equipment Rental Component 2, during the first quarter of 2020. There was no impairment of goodwill for the six month period ended June 30, 2021. See note 2 to the consolidated financial statements for additional information.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $0.8 million for the six month period ended June 30, 2021 compared to $7.2 million for the same period last year, a decrease of $6.3 million. This decrease is primarily due to a prior year gain on a sale-leaseback transaction in the first quarter of 2020 and a prior year gain on a company-owned closed branch location in the second quarter of 2020.

Other Income (Expense). For the six month period ended June 30, 2021, our net other expenses decreased approximately $4.9 million to $25.4 million compared to $30.3 million for the same six month period in 2020, primarily as a result of lower interest expense. Interest expense decreased approximately $4.7 million to $26.9 million for the six month period ended June 30, 2021 compared to $31.6 million for the same period last year. This decrease was the result of lower interest expense on our Credit Facility as we had no borrowings under the Credit Facility during the first quarter of 2021 and lower interest expense on our senior unsecured notes, resulting from the Company’s refinancing of its senior unsecured notes in the fourth quarter of 2020.

Income Taxes. We recorded an income tax expense of $7.5 million for the six month period ended June 30, 2021 compared to an income tax benefit of $7.1 million for the six month period ended June 30, 2020. Our effective income tax rate for the six month period ended June 30, 2021 was 27.4% compared to 20.1% for the same period in 2021. The increase in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax. Our rate for the six month period ended June 30, 2020 includes the impact of 1.6% related to nondeductible goodwill impairment. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2021 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. For the six months ended June 30, 2021, we have a valuation allowance of $6.4 million for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash flow from operating activities. For the six month period ended June 30, 2021, the net cash provided by our operating activities was approximately $80.5 million. Our reported net income of $19.9 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $139.5 million. These cash flows from operating activities were also positively impacted by a $7.6 million decrease in accounts receivable and a $23.8 million increase in accounts payable. Partially offsetting these positive cash flows were a $73.7 million increase in inventories, a $7.1 million increase in prepaid expenses and other assets, a $2.3 million decrease in manufacturing flooring plans payable, and a $7.3 million decrease in accrued expense payable and other liabilities.

For the six month period ended June 30, 2020, the net cash provided by our operating activities was approximately $160.5 million. Our reported net loss of $28.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, impairment of goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $146.3 million. These cash flows from operating activities were also positively impacted by a $42.8 million decrease in accounts receivable and a $14.1 million increase in accounts payable. Partially offsetting these positive cash flows were a $12.4 million increase in inventories, an $8.5 million increase in prepaid expenses and other assets, an $8.5 million decrease in manufacturing flooring plans payable, and a $13.3 million decrease in accrued expense payable and other liabilities.

Cash flow from investing activities. For the six month period ended June 30, 2021, our net cash used in our investing activities was approximately $168.3 million. Purchases of rental and non-rental equipment were $244.7 million and proceeds from the sale of rental and non-rental equipment were $76.4 million.

For the six month period ended June 30, 2020, our net cash provided by our investing activities was approximately $1.2 million. Purchases of rental and non-rental equipment were $69.0 million and proceeds from the sale of rental and non-rental equipment were $70.1 million.

Cash flow from financing activities. For the six month period ended June 30, 2021, our net cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $20.6 million. We netted borrowings and payments under our Credit Facility for the six month period ended June 30, 2021. Dividends paid totaled $19.9 million, or $0.55 per common share. Treasury stock purchases totaled $0.4 million, payments of deferred financing costs were $0.1 million and finance lease principal payments were $0.1 million.

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

The New Notes were issued by H&E Equipment Services, Inc. (the parent company) and are guaranteed by GNE Investments, Inc. and its wholly-owned subsidiaries Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E California Holding, Inc., H&E Equipment Services (Mid-Atlantic), Inc. and H&E Finance Corp (collectively, the guarantor subsidiaries). The guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on our ability to obtain funds from the guarantor subsidiaries by dividend or loan. There are no registration rights associated with the New Notes or the subsidiary guarantees.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At June 30, 2021, we had no outstanding borrowings under the Credit Facility and we could borrow up to $741.3 million. At July 27, 2021, we had $741.3 million of available borrowings under our Credit Facility, net of an $8.7 million outstanding letter of credit. We do not anticipate any near-term impacts to our liquidity under the Credit Facility as a result of the COVID-19 pandemic, nor do we anticipate any covenant violations related to the Credit Facility.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the six month period ended June 30, 2021 and 2020 were approximately $246.1 million and $73.9 million, respectively, including $17.7 million and $18.4 million, respectively, of non-cash transfers from new and used equipment to rental fleet inventory. This increase in rental fleet capital expenditures reflects our response to improved rental demand in 2021 compared to the decrease in our rental fleet capital expenditures in response to COVID-19. Our gross property and equipment capital expenditures for the six month period ended June 30, 2021 and 2020 were $16.2 million and $13.5 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the New Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At June 30, 2021, we have cash on hand of approximately $202.5 million. At June 30, 2021, we had available borrowings of $741.3 million, net of $8.7 million of outstanding letters of credit, compared to $674.7 million at June 30, 2020, net of $7.7 million of outstanding letters of credit. This improvement in the amounts we have available for borrowing under the Credit Facility is substantially due to increased cash management. At July 27, 2021, we had $741.3 million of available borrowings under the Credit Facility, net of an $8.7 million of outstanding letters of credit. We do not expect our liquidity to be materially negatively impacted by the current COVID-19 pandemic.

Quarterly Dividend

On May 14, 2021, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on June 18, 2021, totaling approximately $9.9 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant changes in our exposure to market risk during the three months ended June 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or furnishes under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A — “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

H&E EQUIPMENT SERVICES, INC.

Dated: August 3, 2021	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer & Director (Principal Executive Officer)

Dated: August 3, 2021	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)