Form 10-Q
period 2021-09-30
H&E Equipment Services, Inc.
filed 2021-11-02
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 26, 2021, there were 36,143,039 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

September 30, 2021

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	Balances at
	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$235,024	$310,882
Receivables, net of allowance for doubtful accounts of $4,637 and $4,489, respectively	157,576	150,502
Inventories, net of reserves for obsolescence of $281 and $230, respectively	65,620	41,890
Prepaid expenses and other assets	15,652	10,293
Rental equipment, net of accumulated depreciation of $696,445 and $667,445, respectively	1,112,056	989,423
Property and equipment, net of accumulated depreciation and amortization of $158,998 and $145,422, respectively	109,575	108,919
Operating lease right-of-use assets, net of accumulated amortization of $35,065 and $23,268, respectively	153,677	152,662
Finance lease right-of-use assets, net of accumulated amortization of $2,335 and $2,213, respectively	81	203
Deferred financing costs, net of accumulated amortization of $15,644 and $15,119, respectively	1,633	2,157
Intangible assets, net of accumulated amortization of $13,717 and $10,939, respectively	25,983	28,961
Goodwill	63,137	63,137
Assets held for sale	110,900	121,455
Total assets	$2,050,914	$1,980,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	85,527	75,262
Manufacturer flooring plans payable	17,543	9,615
Accrued expenses payable and other liabilities	88,609	67,120
Dividends payable	108	155
Senior unsecured notes, net of unaccreted discount of $8,444 and $9,323 and deferred financing costs of $1,950 and $2,017, respectively	1,239,606	1,238,660
Operating lease right-of-use liabilities	157,537	156,282
Finance lease right-of-use liabilities	111	305
Deferred income taxes	185,455	171,010
Liabilities held for sale	16,995	23,842
Total liabilities	1,791,491	1,742,251
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,354,671 and 40,242,711 shares issued at September 30, 2021 and December 31, 2020, respectively, and 36,143,039 and 36,092,555 shares outstanding at September 30, 2021 and December 31, 2020, respectively	403	401
Additional paid-in capital	243,806	240,206
Treasury stock at cost, 4,211,632 and 4,150,156 shares of common stock held at September 30, 2021 and December 31, 2020, respectively	(68,293)	(66,188)
Retained earnings	83,507	63,814
Total stockholders’ equity	259,423	238,233
Total liabilities and stockholders’ equity	$2,050,914	$1,980,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Equipment rentals	$197,184	$161,461	$526,014	$481,563
Used equipment sales	31,071	36,216	105,746	94,890
New equipment sales	19,355	27,827	70,161	79,957
Parts sales	17,503	16,291	49,939	50,197
Services revenues	8,624	8,489	24,694	27,245
Other	1,699	1,629	4,991	5,403
Total revenues	275,436	251,913	781,545	739,255
Cost of revenues:
Rental depreciation	58,339	55,972	168,305	170,900
Rental expense	28,326	25,006	80,900	72,570
Rental other	20,510	16,537	55,394	46,883
	107,175	97,515	304,599	290,353
Used equipment sales	19,383	25,204	68,426	64,119
New equipment sales	16,946	24,769	61,576	71,198
Parts sales	13,209	12,054	36,715	36,508
Services revenues	3,000	2,756	8,193	8,695
Other	1,815	1,606	4,896	5,436
Total cost of revenues	161,528	163,904	484,405	476,309
Gross profit	113,908	88,009	297,140	262,946
Selling, general and administrative expenses	74,403	64,540	213,259	200,442
Impairment of goodwill	—	—	—	55,664
Merger and other	9	150	115	308
Gain on sales of property and equipment, net	6,166	2,047	6,951	6,818
Income from operations	45,662	25,366	90,717	13,350
Other income (expense):
Interest expense	(13,430)	(14,887)	(40,298)	(46,489)
Other, net	615	989	2,026	2,256
Total other expense, net	(12,815)	(13,898)	(38,272)	(44,233)
Income (loss) from continuing operations before provision (benefit) for income taxes	32,847	11,468	52,445	(30,883)
Provision (benefit) for income taxes	8,119	3,485	13,611	(5,820)
Net income (loss) from continuing operations	$24,728	$7,983	$38,834	$(25,063)

Discontinued Operations:
Income from discontinued operations before provision for income taxes	$6,411	$5,614	$14,246	$12,709
Provision for income taxes	1,602	3,494	3,626	5,696
Net income from discontinued operations	$4,809	$2,120	$10,620	$7,013

Net income (loss)	$29,537	$10,103	$49,454	$(18,050)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations per common share:
Basic	$0.68	$0.22	$1.07	$(0.70)
Diluted	$0.68	$0.22	$1.07	$(0.70)
Net income from discontinued operations per common share:
Basic	$0.13	$0.06	$0.29	$0.19
Diluted	$0.13	$0.06	$0.29	$0.19
Net income (loss) per common share:
Basic	$0.81	$0.28	$1.36	$(0.50)
Diluted	$0.81	$0.28	$1.36	$(0.50)
Weighted average common shares outstanding:
Basic	36,296	36,110	36,232	36,035
Diluted	36,436	36,249	36,420	36,035
Dividends declared per common share outstanding	$0.275	$0.275	$0.825	$0.825

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$49,454	$(18,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,661	22,288
Depreciation of rental equipment	172,025	177,225
Amortization of finance lease right-of-use assets	122	121
Amortization of intangible assets	2,978	2,996
Amortization of deferred financing costs	729	755
Accretion of note discount, net of premium amortization	879	358
Non-cash operating lease expense	11,145	10,619
Impairment of goodwill	—	61,994
Provision for losses on accounts receivable	1,200	3,340
Provision for inventory obsolescence	54	95
Change in deferred income taxes	14,445	(1,374)
Stock-based compensation expense	3,600	3,295
Gain from sales of property and equipment, net	(7,000)	(9,260)
Gain from sales of rental equipment, net	(39,274)	(33,102)
Changes in operating assets and liabilities:
Receivables	3,210	21,269
Inventories	(46,684)	(7,712)
Prepaid expenses and other assets	(5,494)	(1,355)
Accounts payable	1,132	11,549
Manufacturer flooring plans payable	7,928	(13,555)
Accrued expenses payable and other liabilities	10,954	(14,478)
Deferred compensation payable	—	75
Net cash provided by operating activities	202,064	217,093
Cash flows from investing activities:
Purchases of property and equipment	(24,723)	(17,283)
Purchases of rental equipment	(338,463)	(81,426)
Proceeds from sales of property and equipment	11,014	12,688
Proceeds from sales of rental equipment	106,494	96,797
Net cash provided by (used in) investing activities	(245,678)	10,776
Cash flows from financing activities:
Borrowings on senior secured credit facility	962,358	729,810
Payments on senior secured credit facility	(962,358)	(928,703)
Dividends paid	(29,809)	(29,668)
Purchases of treasury stock	(2,105)	(1,376)
Payments of deferred financing costs	(136)	—
Payments of finance lease obligations	(194)	(182)
Net cash used in financing activities	(32,244)	(230,119)
Net decrease in cash	(75,858)	(2,250)
Cash, beginning of period	310,882	14,247
Cash, end of period	$235,024	$11,997

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$18,497	$20,224
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(9)	$(42)
Operating lease assets obtained in exchange for new operating lease liabilities	$14,201	$18,208
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,728	$59,304
Income taxes paid (refunds received), net	$2,224	$(354)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020, from which the consolidated balance sheet amounts as of December 31, 2020 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements. Business combinations accounted for as purchases are included in the condensed consolidated financial statements from their respective dates of acquisition.

During the third quarter of 2021, the Company agreed to sell its crane business, (the “Crane Sale”). The results of operations of the Crane Sale are reported in discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented and the related assets and liabilities associated with discontinued operations are classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2021. The Condensed Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Divestitures”. All results and information in the consolidated financial statements are presented as continuing operations and exclude the Crane Sale unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, and consistent with industry practice, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers across 24 states. The Company’s fleet is among the industry’s youngest and most versatile with a superior equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast States, Southeast, and Mid-Atlantic regions.

COVID-19

The novel coronavirus (“COVID-19”) was first identified in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic and recommended containment and mitigation measures worldwide. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. The subsequent spread of COVID-19 during 2020 and the resulting economic contraction resulted in increased business uncertainty in our industry.  As the impact of COVID-19 became more widespread, our equipment rental utilization and sales volumes began to decline from February 2020 levels through mid-April 2020, where we began to see utilization and sales levels stabilize and improve for the remainder of 2020. We continue to see overall improvements with utilization levels beginning in March 2021 returning to approximate pre-COVID utilization levels.  The timing and extent of any subsequent contraction in our equipment rental utilization and sales volumes due to COVID-19 will depend on a number of factors, including a widespread resurgence in COVID-19 infections, the rate of vaccinations, a global supply chain disruption, the impact to capital and financial markets and the related impact on our customers. We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers.

(2) Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.  During the three and nine month periods ended September 30, 2021, there were no significant changes to those accounting policies.

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

In the table below, revenues as presented in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2021 and 2020 are summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
	2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$166,847	$75	$166,922	$138,765	$75	$138,840
Re-rent revenue	9,733	—	9,733	6,469	—	6,469
Ancillary and other rental revenues:
Delivery and pick-up	—	11,005	11,005	—	9,161	9,161
Other	9,524	—	9,524	6,991	—	6,991
Total ancillary rental revenues	9,524	11,005	20,529	6,991	9,161	16,152
Total equipment rental revenues	186,104	11,080	197,184	152,225	9,236	161,461
Used equipment sales	—	31,071	31,071	—	36,216	36,216
New equipment sales	—	19,355	19,355	—	27,827	27,827
Parts sales	—	17,503	17,503	—	16,291	16,291
Service revenues	—	8,624	8,624	—	8,489	8,489
Other	—	1,699	1,699	—	1,629	1,629
Total revenues	$186,104	$89,332	$275,436	$152,225	$99,688	$251,913

	Nine Months Ended September 30,
	2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$444,203	$239	$444,442	$418,798	$316	$419,114
Re-rent revenue	26,570	—	26,570	16,071	—	16,071
Ancillary and other rental revenues:
Delivery and pick-up	—	29,487	29,487	—	26,890	26,890
Other	25,515	—	25,515	19,488	—	19,488
Total ancillary rental revenues	25,515	29,487	55,002	19,488	26,890	46,378
Total equipment rental revenues	496,288	29,726	526,014	454,357	27,206	481,563
Used equipment sales	—	105,746	105,746	—	94,890	94,890
New equipment sales	—	70,161	70,161	—	79,957	79,957
Parts sales	—	49,939	49,939	—	50,197	50,197
Service revenues	—	24,694	24,694	—	27,245	27,245
Other	—	4,991	4,991	—	5,403	5,403
Total revenues	$496,288	$285,257	$781,545	$454,357	$284,898	$739,255

Revenues by reporting segment are presented in note 11 of our condensed consolidated financial statements, using the revenue captions reflected in our consolidated statements of operations. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segments in note 11, depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further information related to our accounting for revenues pursuant to Topic 606 and Topic 842, see Significant Accounting Policies in note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three and nine month periods ended September 30, 2021 or 2020 that was included in the contract liability balance as of the beginning of such periods.

Held for Sale

The Company considers assets to be held for sale when management, with appropriate authority, approves and commits to a formal plan to sell the assets at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, the sale of the assets is probable and expected to be completed in one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose the assets, and ceases to record depreciation and amortization expenses on the assets.

Discontinued Operations

In determining whether a group of assets which has been disposed of (or is to be disposed of) should be presented as discontinued operations, the Company analyzes whether the group of assets being disposed of represents a component of the entity. A component typically has historic operations and cash flows that are clearly distinguishable for both operations and financial reporting purposes. In addition, the Company considers whether the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. This strategic shift could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity.

The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The assets and liabilities of a discontinued operation held for sale, other than goodwill, are measured at the lower of its carrying amount or fair value less cost to sell. When a portion of a reporting unit that constitutes a business is to be disposed of, the goodwill associated with that business is included in the carrying amount of the business based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.  See Note 3 for additional information.

Goodwill

Based on our evaluation of the impact to our business in the first quarter of 2020 from the COVID-19 pandemic, we identified triggering events requiring an interim impairment test as of March 31, 2020, resulting in an  impairment charge to our Equipment Rental Component 2 reporting unit. For additional information related to our goodwill impairment charge in the first quarter of 2020, please see footnote 2 to the Company’s consolidated financial statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

There were no changes in the carrying amount of goodwill for our reporting units for the period ended September 30, 2021. The change to the carrying amount of goodwill for the period ended December 31, 2020 is as follows (amounts in thousands):

	Eq. Rental Comp. 1	Eq. Rental Comp. 2	Used Eq. Sales	New Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2019	$49,215	$55,981	$8,455	$—	$5,747	$—	$119,398
Decreases (1)	(239)	(317)	(8)	—	(33)	—	(597)
Decreases (2)	—	(55,664)	—	—	—	—	(55,664)
Balance at December 31, 2020	$48,976	$—	$8,447	$—	$5,714	$—	$63,137

(1)	Decreases are related to an adjustment during the first quarter of 2020 from the final closing settlement of the Cobra Equipment Rentals, LLC 2019 acquisition.
(2)	Decrease is related to the goodwill impairment calculated as of March 31, 2020.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. We intend to continue to monitor the developments with respect to the planned phase-out out of LIBOR and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition. However, we can provide no assurances regarding the impact of the discontinuation of LIBOR as there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. Our exposure related to the expected cessation of LIBOR is limited to the interest expense we incur on balances outstanding under our Senior Secured Credit Facility (the “Credit Facility”). We amended our credit facility on September 14, 2021 to include benchmark language for a transition away from LIBOR. The potential impact from the cessation of LIBOR as a reference rate, as well as the applicability of ASU 2020-04, is not currently estimable.

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

(3) Divestitures

Crane Sale

On July 19, 2021, the Company entered into a definitive agreement to sell its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130 million in cash, subject to adjustment based on actual amounts of net working capital and crane rental fleet net book value delivered at transaction closing. This sale represents the Company’s strategic shift to a pure-play rental business. In accordance with ASC 360, Property, Plant, and Equipment, the Company ceased recording depreciation and amortization for Crane Sale related rental fleet, property, plant and equipment, and right of use lease assets upon qualifying as held for sale. In accordance with ASC 205-20, the Company determined that discontinued operations presentation were met during the third quarter of fiscal year 2021. As part of the divestiture, we entered into a transition services agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, accounting and human resources for a period of sixty days up to six months. Aside from these customary transition services, there will be no continuing involvement with the crane business after its disposal.

The Company reports financial results of the crane business within all of our segments: equipment rentals, used equipment sales, new equipment sales, parts sales and service revenues. Additionally, the crane business is included within five of our six goodwill reporting units: equipment rental component 2, used equipment sales, new equipment sales, parts sales and service revenues.

The Company executed the transaction closing on October 1, 2021, subject to customary closing conditions, including regulatory approval under the Hart-Scott-Rodino Act. The Company will record a gain on the Crane Sale during the fourth quarter of 2021.

As a result of the agreement to sell its crane business, its results are reported separately as discontinued operations in our condensed consolidated statements of operations for all periods presented and its assets and liabilities have been presented in our condensed consolidated balance sheets as assets and liabilities held for sale. As permitted, the Company elected not to adjust the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 to exclude cash flows attributable to discontinued operations. Accordingly, we disclosed the depreciation, capital expenditures and significant operating and investing non-cash items related to the Crane Sale below.

The following tables (amounts in thousands) present the Crane Sale results as reported in income from discontinued operations within our condensed consolidated statements of operations and the carrying value of assets and liabilities as presented within assets and liabilities held for sale on our condensed consolidated balance sheets. The amounts presented below are preliminary and are subject to change.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Equipment rentals	$3,890	$4,388	$10,321	$14,599
Used equipment sales	3,096	3,784	11,545	10,341
New equipment sales	15,428	9,421	52,286	32,111
Parts sales	12,668	11,562	33,268	33,645
Services revenues	7,438	7,148	20,855	20,871
Other	1,411	1,044	3,755	2,696
Total revenues	43,931	37,347	132,030	114,263
Cost of revenues:
Rental depreciation	—	2,111	3,720	6,325
Rental expense	752	622	1,947	1,891
Rental other	430	279	1,000	964
	1,182	3,012	6,667	9,180
Used equipment sales	2,383	2,668	8,713	7,473
New equipment sales	13,737	8,355	46,725	28,611
Parts sales	9,691	8,871	25,288	25,672
Services revenues	2,474	2,442	6,767	7,216
Other	898	941	3,168	2,437
Total cost of revenues	30,365	26,289	97,328	80,589
Gross profit	13,566	11,058	34,702	33,674
Selling, general and administrative expenses	6,769	5,500	18,872	17,083
Impairment of goodwill	—	—	—	6,330
Merger and other	384	—	1,695	—
Gain on sales of property and equipment, net	—	55	49	2,442
Income from discontinued operations	6,413	5,613	14,184	12,703
Other, net	(2)	1	62	6
Income before provision for income taxes	6,411	5,614	14,246	12,709
Provision for income taxes	1,602	3,494	3,626	5,696
Net income from discontinued operations	$4,809	$2,120	$10,620	$7,013

	Balances at
	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Receivables, net of allowance for doubtful accounts of $252 and $252, respectively	$16,872	$28,356
Inventories, net of reserves for obsolescence of $116 and $120, respectively	35,001	30,598
Prepaid expenses and other assets	86	86
Rental equipment, net of accumulated depreciation of $29,076 and $34,143, respectively	34,405	39,322
Property and equipment, net of accumulated depreciation and amortization of $14,288 and $13,381, respectively	7,223	7,821
Operating lease right-of-use assets, net of accumulated amortization of $706 and $652, respectively	11,599	9,558
Goodwill (1)	5,714	5,714
Total assets held for sale	$110,900	$121,455

Liabilities:
Accounts payable	$4,899	$14,033
Accrued expenses payable and other liabilities	200	170
Operating lease right-of-use liabilities	11,896	9,639
Total liabilities held for sale	$16,995	$23,842

(1)

We have allocated $5.7 million of goodwill in the following two reporting units to the crane product line based on the relative fair value of the crane product line and the portion of the reporting units that will be retained. The allocation is as follows (amounts in thousands):

Used Equipment	$506
Parts	5,208
$5,714

Cash flows from discontinued operations was as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Operating activities of discontinued operations:
Depreciation and amortization of property and equipment	$1,083	$1,715
Depreciation of rental equipment	3,720	6,325
Gain from sales of property and equipment, net	(49)	(2,442)
Gain from sales of rental equipment, net	(2,203)	(2,634)

Investing activities of discontinued operations:
Purchases of rental equipment	(2,431)	(7,624)
Proceeds from sales of property and equipment	43	4,781
Proceeds from sales of rental equipment	5,929	6,965

Arkansas Sale

On September 17, 2021, the Company sold our Little Rock, Arkansas and Springdale, Arkansas owned-branches to Bramco, Inc. (“Bramco”) for $9.0 million (the “Arkansas Sale”). The Arkansas Sale includes the land, building, building improvements, office equipment, furniture and fixtures, and shop equipment for the two branches with a current net book value of approximately $3.7 million. As a condition of closing, we relinquished our territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi. Our current distribution territory for these two branches includes the entire state of Arkansas, with the exception of five counties in southeast Arkansas (Miller, Lafayette, Columbia, Union and Little River). These five excluded counties are currently served by our Shreveport, Louisiana branch and we have no intention in the foreseeable future of relinquishing the Louisiana distribution territory. The Arkansas Sale does not qualify for discontinued operations as the divestiture does not meet the definition of a component.

The Company has purchased a site in Little Rock, Arkansas to operate a rental-focused branch location in the area. The branch opening coincided with the sale to Bramco.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, receivables, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2021 and December 31, 2020 are presented in the table below (amounts in thousands).

	September 30, 2021
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$17,543	$15,823
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,239,606	1,247,975

	December 31, 2020
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$9,615	$8,976
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,238,660	1,259,413

At September 30, 2021 and December 31, 2020, the fair value of our senior unsecured notes due 2028 was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Senior Secured Credit Facility. The discount rate is disclosed in the above table.

During the three and nine month periods ended September 30, 2021 and 2020, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the quarterly activity in Stockholders’ Equity for the periods ended September 30, 2021 and 2020, respectively (amounts in thousands, except share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2020	40,242,711	$401	$240,206	$(66,188)	$63,814	$238,233
Stock-based compensation	—	—	1,601	—	—	1,601
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,854)	(9,854)
Issuance of common stock, net of restricted stock forfeitures	45,427	—	—	—	—	—
Repurchase of 12,624 shares of restricted common stock	—	—	—	(435)	—	(435)
Net income	—	—	—	—	4,151	4,151
Balances at March 31, 2021	40,288,138	401	241,807	(66,623)	58,111	233,696
Stock-based compensation	—	—	942	—	—	942
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,943)	(9,943)
Restricted stock forfeitures	(9,295)	1	—	—	—	1
Net income	—	—	—	—	15,766	15,766
Balances at June 30, 2021	40,278,843	402	242,749	(66,623)	63,934	240,462
Stock-based compensation	—	—	1,057	—	—	1,057
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,964)	(9,964)
Issuance of common stock, net of restricted stock forfeitures	75,828	1	—	—	—	1
Repurchase of 48,852 shares of restricted common stock	—	—	—	(1,670)	—	(1,670)
Net income	—	—	—	—	29,537	29,537
Balances at September 30, 2021	40,354,671	$403	$243,806	$(68,293)	$83,507	$259,423

Balances at December 31, 2019	39,921,838	$398	$235,844	$(64,783)	$136,060	$307,519
Stock-based compensation	—	—	1,652	—	—	1,652
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,789)	(9,789)
Issuance of common stock, net of restricted stock forfeitures	98,451	1	—	—	—	1
Repurchase of 26,392 shares of restricted common stock	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	(36,968)	(36,968)
Balances at March 31, 2020	40,020,289	399	237,496	(65,253)	89,303	261,945
Stock-based compensation	—	—	1,004	—	—	1,004
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,896)	(9,896)
Restricted stock forfeitures	(6,732)	—	—	—	—	—
Net income	—	—	—	—	8,815	8,815
Balances at June 30, 2020	40,013,557	399	238,500	(65,253)	88,222	261,868
Stock-based compensation	—	—	639	—	—	639
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,947)	(9,947)
Issuance of common stock, net of restricted stock forfeitures	232,149	2	—	—	—	2
Repurchase of 48,751 shares of restricted common stock	—	—	—	(906)	—	(906)
Net income	—	—	—	—	10,103	10,103
Balances at September 30, 2020	40,245,706	$401	$239,139	$(66,159)	$88,378	$261,759

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan were 1,212,581 shares as of September 30, 2021.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine month period ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2020	524,876	$23.00
Granted	202,687	$33.28
Vested	(186,042)	$26.83
Forfeited	(60,002)	$25.30
Non-vested stock at September 30, 2021	481,519	$25.56

As of September 30, 2021, we had unrecognized compensation expense of approximately $7.1 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.1 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Compensation expense	$1,057	$639	$3,600	$3,295

(7) Income (Loss) per Share

Income (loss) per common share for the three and nine month periods ended September 30, 2021 and 2020 are based on the weighted average number of common shares outstanding during the periods. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period.  The number of restricted common shares outstanding was approximately 0.7% of total outstanding shares for both the three and nine month periods ended September 30,

2021 and 2020, and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine month periods ended September 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$24,728	$7,983	$38,834	$(25,063)
Net income from discontinued operations	4,809	2,120	10,620	7,013
Net income (loss)	$29,537	$10,103	$49,454	$(18,050)

Weighted average number of common shares outstanding:
Basic	36,296	36,110	36,232	36,035
Effect of dilutive non-vested restricted stock	140	139	188	—
Diluted	36,436	36,249	36,420	36,035

Income (loss) per share:
Basic:
Continuing operations	$0.68	$0.22	$1.07	$(0.70)
Discontinued operations	0.13	0.06	0.29	0.19
Net income (loss) per share	$0.81	$0.28	$1.36	$(0.50)
Diluted:
Continuing operations	$0.68	$0.22	$1.07	$(0.70)
Discontinued operations	0.13	0.06	0.29	0.19
Net income (loss) per share	$0.81	$0.28	$1.36	$(0.50)

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	91	190	30	189

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

On September 14, 2021, the Company further amended and extended the Amended and Restated Credit Agreement with the Second Amendment to the Fifth Amended and Restated Credit Agreement (the “Second Amendment”)  by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), LLC, the other credit parties named therein, the lenders named therein, Wells Fargo Bank National Association, as administrative agent, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent named therein.

The Second Amendment (i) amended the permitted dispositions of the credit facility, specifically the Crane Sale, and (ii) included benchmark language for a transition away from LIBOR.

 As of September 30, 2021, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At September 30, 2021, we had no borrowings outstanding under the Credit Facility and could borrow up to approximately $741.3 million, net of an $8.7 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

(9) Senior Unsecured Notes

On December 14, 2020, we completed an offering of $1,250 million aggregate principal amount of 3.875% senior notes due 2028 (the “New Notes”) and the settlement of a cash tender offer with respect to our previously outstanding 5.625% senior notes due 2025 (the “Old Notes”).  For further information related to significant terms of the Senior Unsecured Notes, see footnote 9 to the Company’s consolidated financial statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2019	$945,566
Accretion of discount on Old Notes through December 14, 2020	1,466
Amortization of note premium on Old Notes through December 14, 2020	(1,011)
Amortization of deferred financing costs on Old Notes through December 14, 2020	293
Aggregate principal amount paid on Old Notes	(950,000)
Writeoff of unaccreted discount on Old Notes	7,225
Writeoff of unamortized premium on Old Notes	(4,988)
Writeoff of deferred financing costs on Old Notes	1,449
Aggregate principal amount issued on New Notes	1,250,000
Notes discount and deferred transaction costs on New Notes	(11,404)
Accretion of discount on New Notes from December 14, 2020 through December 31, 2020	53
Amortization of deferred financing costs on New Notes from December 14, 2020 through December 31, 2020	11
Balance at December 31, 2020	$1,238,660
Accretion of discount on New Notes through September 30, 2021	879
Additional deferred financing costs on New Notes through September 30, 2021	(136)
Amortization of deferred financing costs on New Notes through September 30, 2021	203
Balance at September 30, 2021	$1,239,606

(10) Leases

We adopted Topic 842 on January 1, 2019. For a discussion of Topic 842 and related disclosures, see note 2 and note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

At September 30, 2021, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $153.7 million and net finance lease right-of-use assets of $0.1 million. Our operating lease liabilities at September 30, 2021 were $157.5 million and finance lease liabilities were $0.1 million. The weighted average remaining lease term for operating leases was approximately 8.9 years and the weighted average remaining lease term for finance leases was approximately 0.5 years. The weighted average discount rate for operating and finance leases was approximately 6.3% and 5.9%, respectively.

The future minimum lease payments of operating leases executed but not commenced as of September 30, 2021 are estimated to be $0.1 million, $0.6 million, $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, respectively, and $4.0 million thereafter. It is expected that these leases will commence during the fourth quarter of 2021 and the first quarter of 2022.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Segment Revenues:
Equipment rentals	$197,184	$161,461	$526,014	$481,563
Used equipment sales	31,071	36,216	105,746	94,890
New equipment sales	19,355	27,827	70,161	79,957
Parts sales	17,503	16,291	49,939	50,197
Services revenues	8,624	8,489	24,694	27,245
Total segmented revenues	273,737	250,284	776,554	733,852
Non-segmented revenues	1,699	1,629	4,991	5,403
Total revenues	$275,436	$251,913	$781,545	$739,255
Segment Gross Profit:
Equipment rentals	$90,009	$63,946	$221,415	$191,210
Used equipment sales	11,688	11,012	37,320	30,771
New equipment sales	2,409	3,058	8,585	8,759
Parts sales	4,294	4,237	13,224	13,689
Services revenues	5,624	5,733	16,501	18,550
Total segmented gross profit	114,024	87,986	297,045	262,979
Non-segmented gross profit (loss)	(116)	23	95	(33)
Total gross profit	$113,908	$88,009	$297,140	$262,946

	Balances at
	September 30,	December 31,
	2021	2020
Segment identified assets:
Equipment sales	$52,247	$32,047
Equipment rentals	1,112,056	989,423
Parts and services	13,373	9,843
Total segment identified assets	1,177,676	1,031,313
Non-segment identified assets	762,338	827,716
Assets held for sale	110,900	121,455
Total assets	$2,050,914	$1,980,484

The Company operates primarily in the United States and our sales to international customers for the three month periods ended September 30, 2021 and 2020 were 0.2% and 0.2% of total revenues, respectively, and for the nine month periods ended September 30, 2021 and 2020 were 0.2% and 0.3% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

(12) Subsequent Events

As disclosed in Note 3, on October 1, 2021, the Company closed the sale of its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2021, and its results of operations for the three and nine month periods ended September 30, 2021, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

The outbreak of the COVID-19 pandemic continues to affect the United States of America and the world. In response to the onset of the COVID-19 pandemic, we proactively implemented certain measures to strengthen cash flow, manage costs, strengthen liquidity and enhance employee safety. These measures included the reduction of payroll costs, a reduction in capital expenditures and other discretionary spending, the elimination of most business travel and restriction of visitors to our corporate office, enhanced cleaning and disinfection procedures and the promotion of social distancing at our corporate office and branch locations. We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers.

As the impact of COVID-19 became more widespread, our equipment rental utilization and sales volumes began to decline from February 2020 levels through mid-April 2020, where we began to see utilization and sales levels improve and stabilize for the remainder of 2020. We continue to see improvements with utilization levels beginning in March 2021 returning to approximate pre-COVID utilization levels. The timing and extent of any subsequent contraction in our equipment rental utilization and sales volumes due to COVID-19 will depend on a number of factors, including a widespread resurgence in COVID-19 infections, the rate of vaccinations, a global supply chain disruption, the impact to capital and financial markets and the related impact on our customers. For a discussion of liquidity, see Liquidity and Capital Resources below.

Overview

Background

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers across 24 states. The Company’s fleet is among the industry’s youngest and most versatile with a superior equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast States, Southeast, and Mid-Atlantic regions.

As of September 30, 2021, we operated 101 branch locations throughout the United States. Our work force includes, among others, a professional sales force, drivers, and regional, district and branch managers. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our sales force and strengthen our customer relationships. In addition, our branch managers of each location are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

During the third quarter of 2021, the Company agreed to sell its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130 million in cash, (“the Crane Sale”), subject to finalization of closing adjustments. The Crane Sale met the criteria for discontinued operations presentation and as such, all financial results and information below are presented on a continuing operations basis and exclude the Crane Sale, unless otherwise noted specifically as discontinued operations. On October 1, 2021, the transaction closed and we sold our crane business.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and nine month periods ended September 30, 2021. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition and disposition accounting, goodwill, long-lived assets and income taxes.

Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 and in note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Business Segments

We have five reportable segments because we derive our revenues from five principal business activities: (1) equipment rentals; (2) used equipment sales; (3) new equipment sales; (4) parts sales; and (5) repair and maintenance services. These segments are based upon how we allocate resources and assess performance. In addition, we also have non-segmented revenues and costs that relate to equipment support activities.

•

Equipment Rentals. Our rental operation primarily rents our core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) a percentage of original equipment cost; and (2) the number of rental equipment units available for rent), rental rate trends and targets, rental equipment dollar utilization, and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

•

Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers. Used equipment is sold by our retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provide a profitable distribution channel for disposal of rental equipment.

•	New Equipment Sales. Our new equipment sales operation sells new equipment primarily in our earthmoving product category. We have a retail sales force that is separate from our rental sales force.
•

Parts Sales. Our parts business provides parts to our own rental fleet and sells parts for the equipment we sell. In order to provide timely parts and services support to our rental fleet as well as our customers, we maintain a parts inventory.

•	Services. Our services operation provides maintenance and repair services to our own rental fleet and for our customers’ equipment at our facilities as well as at our customers’ locations.

Our non-segmented revenues and costs relate primarily to ancillary charges associated with equipment maintenance and repair services, and are not generally allocated to reportable segments.

For additional information about our business segments, see note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals account for more than half of our total revenues. For the nine month period ended September 30, 2021, approximately 67.3% of our total revenues were attributable to equipment rentals, 13.5% were attributable to used equipment sales, 9.0% of our total revenues were attributable to new equipment sales, 6.4% were attributable to parts sales, 3.2% were attributable to our services revenues and 0.6% were attributable to non-segmented other revenues.

The equipment that we rent, sell and service is principally used in the construction industry, as well as by companies for commercial and industrial uses such as plant maintenance and turnarounds, as well as in the petrochemical and energy sectors. As a result, our total revenues are affected by several factors including, but not limited to, the demand for and availability of rental equipment, rental rates and other competitive factors, the demand for used and new equipment, the level of construction and industrial activities, spending levels by our customers, adverse weather conditions, supply chain disruptions and general economic conditions.

Equipment Rentals. Our rental operation primarily rents our core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) a percentage of original equipment cost; and (2) the number of rental equipment units available for rent), rental rate trends and targets, rental equipment dollar utilization, and maintenance and repair costs, which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

Used Equipment Sales. We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet. The remainder of our used equipment sales revenues comes from the sale of inventoried equipment that we acquire through trade-ins from our equipment customers. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide us with a profitable distribution channel for the disposal of rental equipment.

New Equipment Sales. We seek to optimize revenues from new equipment sales by selling equipment through a professional in-house retail sales force. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our status as a leading distributor for some of our key suppliers improves our ability to obtain equipment.

Parts Sales. We primarily generate revenues from the sale of parts for equipment that we rent or sell.

Services. We primarily derive our services revenues from maintenance and repair services for equipment that we rent or sell and from customers owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventative maintenance services to industrial customers.

Our non-segmented revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments.

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, the costs associated with the used equipment we sell, the costs to purchase the new equipment we sell, and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine month period ended September 30, 2021, our total cost of revenues was approximately $484.4 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine month period ended September 30, 2021, our selling, general and administrative expenses were $213.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

We are also subject to federal and state income taxes. Future income tax examinations by state and federal agencies could result in additional income tax expense based on probable outcomes of such matters.

Cost of Revenues:

Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate aerial work platforms over a ten year estimated useful life, earthmoving over a five year estimated useful life with a 25% salvage value, and material handling equipment over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives assigned to rental equipment.

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

Parts Sales. Cost of parts sales represents costs attributable to the sale of parts used in the maintenance and repair of equipment on-rent by customers and directly to customers for their owned equipment.

Services Support. Cost of services revenues represents costs attributable to service provided for the maintenance and repair of equipment on-rent by customers and of customer-owned equipment.

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

Principal Cash Flows

We generate cash primarily from our operating activities and, historically, we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under the Credit Facility as the primary sources of funds to purchase inventory and to fund working capital and capital expenditures, growth and expansion opportunities (see also “Liquidity and Capital Resources” below). Our management of our working capital is closely tied to operating cash flows, as working capital can be significantly impacted by, among other things, our accounts receivable activities, the level of used and new equipment inventories, which may increase or decrease in response to current and expected demand, and the size and timing of our trade accounts payable payment cycles.

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The continuing operations net book value of our rental equipment at September 30, 2021 was $1.1 billion, or approximately 57.3% of our total assets, excluding assets held for sale. Our continuing operations rental fleet as of September 30, 2021 consisted of 42,044 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $1.8 billion. As of September 30, 2021, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	21,507	51.0%	$696.4	36.7%	50.2
Earthmoving	5,422	12.8%	481.7	25.4%	22.0
Material Handling	6,655	15.8%	510.8	27.0%	40.0
Other	8,460	20.0%	142.7	7.5%	23.5
Continuing Operations Total	42,044	99.6%	$1,831.6	96.6%	39.6
Cranes (1)	162	0.4%	63.6	3.4%	52.8
Total	42,206	100%	$1,895.2	100%	39.6

_______

(1)

During the third quarter of 2021, the Company agreed to sell its crane business. The assets and liabilities associated with the Crane Sale are classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2021.

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

The original acquisition cost of our continuing operations gross rental fleet increased by approximately $141.4 million, or 8.4%, for the nine month period ended September 30, 2021, largely reflective of an increase in rental fleet capital expenditures. The average age of our continuing operations rental fleet equipment decreased by approximately 1.3 months for the nine month period ended

September 30, 2021. Our average rental rates for the nine month period ended September 30, 2021 were 0.5% lower than the same period last year. See further discussion on rental rates in “Results of Operations” below.

The rental equipment mix among our core product lines for the nine month period ended September 30, 2021 was largely consistent with that of the prior year comparable period as a percentage of original acquisition cost.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine month periods ended September 30, 2021 and 2020. The period-to-period comparisons of our financial results are not necessarily indicative of future results. All financial results and metrics discussed below are on a continuing operations basis.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$176,655	$145,309	$31,346	21.6%
Rentals other	20,529	16,152	4,377	27.1%
Total equipment rentals	197,184	161,461	35,723	22.1%
Used equipment sales	31,071	36,216	(5,145)	(14.2)%
New equipment sales	19,355	27,827	(8,472)	(30.4)%
Parts sales	17,503	16,291	1,212	7.4%
Services revenues	8,624	8,489	135	1.6%
Non-Segmented revenues	1,699	1,629	70	4.3%
Total revenues	$275,436	$251,913	$23,523	9.3%

Total Revenues. Our total revenues were approximately $275.4 million for the three month period ended September 30, 2021 compared to $251.9 million for the three month period ended September 30, 2020, an increase of $23.5 million, or 9.3%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three month period ended September 30, 2021 increased approximately $35.7 million, or 22.1%, to $197.2 million from $161.5 million in the three month period ended September 30, 2020. The increase in equipment rental revenues was largely due to increased demand compared to the prior year COVID-19 economic downturn.

Rentals. Rental revenues increased $31.3 million, or 21.6%, to $176.7 million for the three month period ended September 30, 2021 compared to $145.3 million for the three month period ended September 30, 2020. Rental revenues from earthmoving equipment increased $14.4 million, material handling equipment increased $7.1 million, aerial work platform equipment increased $5.5 million and other equipment increased $4.3 million. Our average rental rates for the three month period ended September 30, 2021 increased 2.9% compared to the same three month period last year and increased approximately 2.6% from the three month period ended June 30, 2021.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three month period ended September 30, 2021 was 38.9% compared to 32.9% in the three month period ended September 30, 2020, an increase of 6.0%. The increase in comparative rental equipment dollar utilization was the result of an increase in rental equipment time utilization combined with an increase in equipment rental rates, as noted above. Rental equipment time utilization as a percentage of original equipment cost was approximately 71.9% for the three month period ended September 30, 2021 compared to 63.5% in the three month period ended September 30, 2020, an increase of 8.4%.  The increase in rental equipment time utilization as a percentage of original equipment cost was largely due to increased demand during the current year compared to COVID-19’s impact on economic activity during the prior year.

Rentals Other. Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three month period ended September 30, 2021 were $20.5 million compared to $16.2 million for the three month period ended September 30, 2020, an increase of $4.4 million, or 27.1%, primarily due to the increase in equipment rental revenues as described above.

Used Equipment Sales Revenues. Our used equipment sales decreased $5.1 million, or 14.2%, to $31.1 million for the three month period ended September 30, 2021, from $36.2 million for the same three month period in 2020. This decrease in used equipment sales is reflective of the increase in rental demand in the current period. This decrease was driven by a $4.5 million decrease in used earthmoving equipment sales and a $1.3 million decrease in used other equipment. Partially offsetting these decreases was a $0.5 million increase in used material handling equipment sales.

New Equipment Sales Revenues. Our new equipment sales for the three month period ended September 30, 2021 decreased $8.5 million, or 30.4%, to $19.4 million from $27.8 million for the three month period ended September 30, 2020. This decrease was largely due to a $4.1 million decrease in other new equipment sales, a $3.6 million decrease in new earthmoving equipment sales and a $0.5 million decrease in new aerial work platform equipment sales.

Parts Sales Revenues. Our parts sales revenues for the three month period ended September 30, 2021 increased $1.2 million, or 7.4%, to $17.5 million from $16.3 million for the same three month period last year. The increase in parts sales was primarily attributable to an increase of $0.9 million in earthmoving equipment parts sales.

Services Revenues. Our services revenues for the three month period ended September 30, 2021 increased $0.1 million, or 1.6%, to $8.6 million from $8.5 million for the same three month period last year. The increase is primarily due to a $0.3 million increase in earthmoving service revenues, offset by a decrease of $0.2 million in aerial work platform services revenues.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended September 30, 2021, our other revenues were approximately $1.7 million, an increase of $0.1 million, or 4.3%, from $1.6 million in the same three month period in 2020.

Gross Profit.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (loss):
Equipment rentals
Rentals	$89,990	$64,331	$25,659	39.9%
Rentals other	19	(385)	404	(104.9)%
Total equipment rentals	90,009	63,946	26,063	40.8%
Used equipment sales	11,688	11,012	676	6.1%
New equipment sales	2,409	3,058	(649)	(21.2)%
Parts sales	4,294	4,237	57	1.3%
Services revenues	5,624	5,733	(109)	(1.9)%
Non-segmented revenues gross profit (loss)	(116)	23	(139)	(604.3)%
Total gross profit	$113,908	$88,009	$25,899	29.4%

Total Gross Profit. Our total gross profit was $113.9 million for the three month period ended September 30, 2021 compared to $88.0 million for the same three month period in 2020, an increase of $25.9 million, or 29.4%. Total gross profit margin for the three month period ended September 30, 2021 was approximately 41.4%, an increase of 6.5% from the 34.9% gross profit margin for the same three month period in 2020. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three month period ended September 30, 2021 increased approximately $26.1 million, or 40.8%, to $90.0 million from $63.9 million in the same three month period in 2020. Total gross profit margin from equipment rentals for the three month periods ended September 30, 2021 and 2020 was approximately 45.6% and 39.6%, respectively, an increase of 6.0%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit increased $25.7 million, or 39.9%, to $90.0 million for the three month period ended September 30, 2021 compared to $64.3 million for the same three month period in 2020. The gross profit increase was the result of a $31.3 million increase in rental revenues for the three month period ended September 30, 2021 compared to the same period last year, which was partially offset by a $2.4 million increase in rental equipment depreciation expense and a $3.3 million increase in rental expenses. The original acquisition cost of our rental fleet at September 30, 2021 increased $87.7 million, or 5.0%, from September 30, 2020.

Gross profit margin on rentals for the three month periods ended September 30, 2021 and September 30, 2020 was approximately 50.9% and 44.3%, respectively. Depreciation expense was 33.0% of rental revenues for the three month period ended September 30, 2021 compared to 38.5% for the same period in 2020, a decrease of 5.5%. The decrease in depreciation expense as a percentage of rental revenues is largely due to the increase in revenues in 2021 as compared to the same period in 2020. As a percentage of revenues, rental expenses were 16.0% for the three month period ended September 30, 2021 compared to 17.2% for the same period last year, a decrease of 1.2%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three month period ended September 30, 2021 was less than $0.1 million compared to a gross loss of $0.4 million for the same period in 2020, an increase of $0.4 million. The gross profit margin for the three month period ended September 30, 2021 was 0.1% compared to a gross loss of 2.4% for the same period last year.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three month period ended September 30, 2021 increased $0.7 million, or 6.1%, to $11.7 million from $11.0 million in the same period in 2020 on a used equipment sales decrease of $5.1 million. Gross profit margin on used equipment sales for the three month period ended September 30, 2021 was approximately 37.6%, up 7.2% from 30.4% for the same three month period in 2020. This increase was primarily a result of the mix of used equipment sold combined with the improved gross margins on the sale of used material handling and used earthmoving equipment. Our used equipment sales from the rental fleet, which comprised 94.3% and 95.4% of our used equipment sales for the three month periods ended September 30, 2021 and 2020, respectively, were approximately 165.9% and 146.0% of net book value for the three month periods ended September 30, 2021 and 2020, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three month period ended September 30, 2021 decreased $0.6 million, or 21.2%, to $2.4 million compared to $3.1 million for the same three month period in 2020 on a total new equipment sales decrease of $8.5 million. Gross profit margin on new equipment sales was 12.4% for the three month period ended September 30, 2021, compared to 11.0% for the same period last year, an increase of 1.4%. The increase in gross profit margin was primarily due to the mix of new equipment sold.

Parts Sales Gross Profit. Our parts sales gross profit for the three month period ended September 30, 2021 was approximately $4.3 million, an increase of $0.1 million, or 1.3%, from gross profit of $4.2 million for the same period last year on a parts sales increase of $1.2 million. Gross profit margin for the three month period ended September 30, 2021 was 24.5%, a decrease of 1.5%, compared to a gross margin of 26.0% for the three month period ended September 30, 2020. The decrease in parts sales gross margin is due to the mix of parts sold.

Services Revenues Gross Profit. For the three month period ended September 30, 2021, our services revenues gross profit decreased $0.1 million to approximately $5.6 million from $5.7 million for the same three month period in 2020 on a $0.1 million increase in services revenues. Gross profit margin for the three month period ended September 30, 2021 was 65.2%, a decrease of 2.3% from approximately 67.5% in the same three month period in 2020, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three month period ended September 30, 2021, our other revenues gross loss was approximately $0.1 million compared to a gross profit of less than $0.1 million in the same period in 2020, a decrease of $0.1 million.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $9.9 million, or 15.3%, to $74.4 million for the three month period ended September 30, 2021 compared to $64.5 million for the three month period ended September 30, 2020. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses increased $9.1 million, primarily as a result of headcount increases combined with higher commissions and incentive pay and increased employee hours in rebounding from the impact of the COVID-19 pandemic on our business. Facility rent expenses and repairs and maintenance costs increased $0.9 million. Approximately $3.3 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2020 with less than three months of comparable operations in either or both of the three month periods ended September 30, 2021 and 2020. SG&A expenses as a percentage of total revenues for the three month periods ended September 30, 2021 and 2020 were 27.0% and 25.6%, respectively.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $6.2 million for the three month period ended September 30, 2021 compared to $2.0 million for the same period last year, an increase of $4.2 million. This increase is primarily due to the Company’s sale of our Little Rock, Arkansas and Springdale, Arkansas branch locations during the third quarter of 2021. For additional information on our Arkansas sale, see note 3 to the condensed consolidated financial statements.

Other Income (Expense). For the three month period ended September 30, 2021, our net other expenses decreased approximately $1.1 million to $12.8 million compared to $13.9 million for the same three month period in 2020, primarily as a result of lower interest expense. Interest expense decreased $1.5 million to $13.4 million for the three month period ended September 30, 2021 compared to $14.9 million for the same period last year. This decrease was the result of lower interest expense on our Credit Facility, as we had no borrowings under the Credit Facility during the third quarter of 2021, and lower interest expense on our senior unsecured notes, resulting from the Company’s refinancing of its senior unsecured notes in the fourth quarter of 2020.

Income Taxes. We recorded income tax expense of $8.1 million for the three month period ended September 30, 2021 compared to income tax expense of $3.5 million for the three month period ended September 30, 2020. Our effective income tax rate for the three month period ended September 30, 2021 was 24.7% compared to 30.4% for the same period in 2020. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2021 are fully realizable through future reversals of existing taxable temporary differences and future taxable income, and are not subject to any limitations.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$471,012	$435,185	$35,827	8.2%
Rentals other	55,002	46,378	8,624	18.6%
Total equipment rentals	526,014	481,563	44,451	9.2%
Used equipment sales	105,746	94,890	10,856	11.4%
New equipment sales	70,161	79,957	(9,796)	(12.3)%
Parts sales	49,939	50,197	(258)	(0.5)%
Services revenues	24,694	27,245	(2,551)	(9.4)%
Non-Segmented revenues	4,991	5,403	(412)	(7.6)%
Total revenues	$781,545	$739,255	$42,290	5.7%

Total Revenues. Our total revenues were approximately $781.5 million for the nine month period ended September 30, 2021 compared to $739.3 million for the nine month period ended September 30, 2020, an increase of $42.3 million, or 5.7%. Our total revenues in 2021 were adversely impacted by inclement weather during February 2021 and decreased comparative demand from the impact of the COVID-19 economic downturn in the first half of the first quarter of 2021. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the nine month period ended September 30, 2021 increased $44.5 million, or 9.2%, to $526.0 million from $481.6 million in the nine month period ended September 30, 2020. The increase in equipment rental revenues was largely due to increased demand compared to the prior year impact of the COVID-19 economic downturn.

Rentals. Rental revenues increased $35.8 million, or 8.2%, to $471.0 million for the nine month period ended September 30, 2021 compared to $435.2 million for the nine month period ended September 30, 2020. Rental revenues from earthmoving equipment increased $17.9 million, material handling equipment increased $6.8 million, aerial work platform equipment increased $5.6 million and other equipment increased $5.5 million. Our average rental rates for the nine month period ended September 30, 2021 decreased 0.5% compared to the same period last year. As noted above, extreme winter weather in February 2021 resulted in temporary branch closures in approximately 40% of our locations for up to one week.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine month period ended September 30, 2021 was 35.9% compared to 32.1% in the nine month period ended September 30, 2020, an increase of 3.8%. The increase in comparative rental equipment dollar utilization was the net result of an increase in rental equipment time utilization and the decrease in equipment rental rates as noted above. Rental equipment time utilization as a percentage of original equipment cost was approximately 68.3% for the nine month period ended September 30, 2021 compared to 62.1% in the nine month period ended September 30, 2020, an increase of 6.2%.  The increase in rental equipment time utilization as a percentage of original equipment cost was largely due to the increase in demand as opposed to the economic downturn surrounding the COVID-19 pandemic in the prior year.

Rentals Other. Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the nine month period ended September 30, 2021 were $55.0 million compared to $46.4 million for the nine month period ended September 30, 2020, an increase of $8.6 million, or 18.6%. The increase was primarily related to the increase in rental revenues discussed above.

Used Equipment Sales Revenues. Our used equipment sales increased $10.9 million, or 11.4%, to $105.7 million for the nine month period ended September 30, 2021, from approximately $94.9 million for the same nine month period in 2020. Sales of used material handling equipment increased $8.9 million and sales of used aerial work platform equipment increased $6.4 million. Partially offsetting these increases is the decrease in sales of used earthmoving equipment of $4.0 million.

New Equipment Sales Revenues. Our new equipment sales for the nine month period ended September 30, 2021 decreased $9.8 million, or 12.3%, to $70.2 million from $80.0 million for the nine month period ended September 30, 2020. Sales of new earthmoving equipment decreased $8.3 million, sales of new material handling equipment decreased $1.3 million and sales of new aerial work platform equipment decreased $1.0 million. Partially offsetting these decreases is the sales of other equipment which increased $0.7 million.

Parts Sales Revenues. Our parts sales revenues for the nine month period ended September 30, 2021 decreased $0.3 million, or 0.5%, to $49.9 million from $50.2 million for the same nine month period last year. The decrease in parts sales was primarily attributable to decreases in aerial work platform equipment parts, partially offset by increases in our earthmoving equipment parts sales.

Services Revenues. Our services revenues for the nine month period ended September 30, 2021 decreased $2.6 million, or 9.4%, to approximately $24.7 million from $27.2 million for the same nine month period last year. The decrease in service revenues was attributable to decreases across all product lines.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the nine month periods ended September 30, 2021 and 2020, our non-segmented other revenues were approximately $5.0 million and $5.4 million, respectively, a decrease of $0.4 million.

Gross Profit.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$221,807	$191,715	$30,092	15.7%
Rentals other	(392)	(505)	113	22.4%
Total equipment rentals	221,415	191,210	30,205	15.8%
Used equipment sales	37,320	30,771	6,549	21.3%
New equipment sales	8,585	8,759	(174)	(2.0)%
Parts sales	13,224	13,689	(465)	(3.4)%
Services revenues	16,501	18,550	(2,049)	(11.0)%
Non-segmented revenues gross profit (loss)	95	(33)	128	387.9%
Total gross profit	$297,140	$262,946	$34,194	13.0%

Total Gross Profit. Our total gross profit was $297.1 million for the nine month period ended September 30, 2021 compared to $262.9 million for the same nine month period in 2020, an increase of $34.2 million, or 13.0%. Total gross profit margin for the nine month period ended September 30, 2021 was approximately 38.0%, an increase of 2.4% from the 35.6% gross profit margin for the same nine month period in 2020. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below:

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the nine month period ended September 30, 2021 increased $30.2 million, or 15.8%, to $221.4 million from $191.2 million in the same nine month period in 2020. Total gross profit margin from equipment rentals for the nine month period ended September 30, 2021 was approximately 42.1% compared to 39.7% for the same period in 2020, an increase of 2.4%.

Rentals: Rental revenues gross profit increased $30.1 million, or 15.7%, to $221.8 million for the nine month period ended September 30, 2021 compared to $191.7 million for the same nine month period in 2020. The gross profit increase was the result of a $35.8 million increase in rental revenues for the nine month period ended September 30, 2021 compared to the same period last year and a $2.6 million decrease in rental depreciation, which was partially offset by an $8.3 million increase in rental expenses.

Gross profit margin on rentals for the nine month period ended September 30, 2021 was approximately 47.1% compared to 44.1% for the same period in 2020, an increase of 3.0%. Depreciation expense was 35.7% of rental revenues for the nine month period ended September 30, 2021 compared to 39.3% for the same period in 2020, a decrease of approximately 3.6%. As a percentage of revenues, rental expenses were 17.2% for the nine month period ended September 30, 2021 compared to 16.7% for the same period last year, an increase of approximately 0.5%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the nine month period ended September 30, 2021 was $0.4 million compared to gross loss of $0.5 million for the same period in 2020, an increase of $0.1 million. Gross loss margin was 0.7% for the nine month period ended September 30, 2021 compared to a gross loss margin of 1.1% for the same period last year, an increase of 0.4%.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine month period ended September 30, 2021 increased $6.5 million, or 21.3%, to $37.3 million from $30.8 million in the same period in 2020 on a used equipment sales increase of $10.9 million. Gross profit margin on used equipment sales for the nine month period ended September 30, 2021 was approximately 35.3%, up 2.9% from 32.4% for the same nine month period in 2020, primarily as a result higher used equipment gross margins across our core product lines. Our used equipment sales from the rental fleet, which comprised 95.1% and 94.7% of our used equipment sales for the nine month periods ended September 30, 2021 and 2020, respectively, were approximately 158.4%  and 151.3% of net book value for the nine month periods ended September 30, 2021 and 2020, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine month period ended September 30, 2021 decreased $0.2 million, or 2.0%, to $8.6 million compared to approximately $8.8 million for the same nine month period in 2020 on a total new equipment sales decrease of $9.8 million. Gross profit margin on new equipment sales was 12.2% for the nine month period ended September 30, 2021, compared to 11.0% for the same period last year, an increase of 1.2%.

Parts Sales Gross Profit. Our parts sales gross profit for the nine month period ended September 30, 2021 was $13.2 million, a decrease of $0.5 million, or 3.4%, from gross profit of $13.7 million for the same period last year on a parts sales decrease of $0.3 million. Gross profit margin for the nine month period ended September 30, 2021 and 2020 was 26.5% and 27.3%, respectively.

Services Revenues Gross Profit. For the nine month period ended September 30, 2021, our services revenues gross profit decreased $2.0 million, or 11.0%, to $16.5 million from $18.6 million for the same nine month period in 2020 on a $2.6 million decrease in services revenues. Gross profit margin for the nine month period ended September 30, 2021 was 66.8%, a decrease of 1.3% from approximately 68.1% in the same nine month period in 2020, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the nine month period ended September 30, 2021, our other revenues gross profit was $0.1 million compared to a gross loss of less than $0.1 million in the same period in 2020.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $12.8 million, or 6.4%, to $213.3 million for the nine month period ended September 30, 2021 compared to $200.4 million for the nine month period ended September 30, 2020. Employee salaries, wages, payroll taxes and related employee benefit and other employee related expenses increased $14.8 million, primarily as a result of increased headcount combined with higher incentive pay and increased employee hours in rebounding from the impact of the COVID-19 pandemic on our business. Facility rent expenses and repairs and maintenance costs increased $2.1 million. These increases were partially offset by a $2.2 million decrease in bad debt expense and a $1.6 million decrease in liability insurance costs. Approximately $9.2 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2020 with less than nine months of comparable operations in either or both of the nine month periods ended September 30, 2021 and 2020. SG&A expenses as a percentage of total revenues for the nine month periods ended September 30, 2021 and 2020 were 27.3% and 27.1%, respectively.

Impairment of Goodwill. Impairment of goodwill incurred in the nine month period ended September 30, 2020 was $55.7 million. The impairment was related to one of our six reporting units, Equipment Rental Component 2, during the first quarter of 2020. There was no impairment of goodwill for the nine month period ended September 30, 2021. See note 2 to the condensed consolidated financial statements for additional information.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $7.0 million for the nine month period ended September 30, 2021 compared to $6.8 million for the same period last year, an increase of $0.2 million. The gain in 2021 is primarily due to the Company’s sale of our Little Rock, Arkansas and Springdale, Arkansas branch locations during the third quarter of 2021. For additional information on our Arkansas sale, see note 3 to the condensed consolidated financial statements. The gain in 2020 is primarily due to a gain on a sale-leaseback transaction in the first quarter of 2020 and a prior year gain on a company-owned closed branch location in the second quarter of 2020.

Other Income (Expense). For the nine month period ended September 30, 2021, our net other expenses decreased approximately $6.0 million to $38.3 million compared to $44.2 million for the same nine month period in 2020, primarily as a result of lower interest expense. Interest expense decreased approximately $6.2 million to $40.3 million for the nine month period ended September 30, 2021 compared to $46.5 million for the same period last year. This decrease was the result of lower interest expense on our Credit Facility, as we had no borrowings under the Credit Facility in 2021, and lower interest expense on our senior unsecured notes, resulting from the Company’s refinancing of its senior unsecured notes in the fourth quarter of 2020.

Income Taxes. We recorded an income tax expense of $13.6 million for the nine month period ended September 30, 2021 compared to an income tax benefit of $5.8 million for the nine month period ended September 30, 2020. Our effective income tax rate for the nine month period ended September 30, 2021 was 26.0% compared to 18.8% for the same period in 2020. The increase in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax. Our rate for the nine month period ended September 30, 2020 includes the impact of 23.1% related to nondeductible goodwill impairment. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2021 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. For the nine months ended September 30, 2021, we have a valuation allowance of $6.4 million for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash flow from operating activities. For the nine month period ended September 30, 2021, the net cash provided by our operating activities was approximately $202.1 million. Our reported net income of $49.5 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $231.0 million. These cash flows from operating activities were also positively impacted by a $3.2 million decrease in receivables, a $7.9 million increase in manufacturing flooring plans payable, an $11.0 million increase in accrued expenses payable and other liabilities, and a $1.1 million increase in accounts payable. Partially offsetting these positive cash flows were a $46.7 million increase in inventories and a $5.5 million increase in prepaid expenses and other assets. Net cash provided from operating activities was not adjusted to exclude net cash provided by discontinued operations. Discontinued operations accounted for $4.8 million of depreciation and amortization and $2.3 million of net gains on the sale of long-lived assets included above.

For the nine month period ended September 30, 2020, the net cash provided by our operating activities was approximately $217.1 million. Our reported net loss of $18.1 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, impairment of goodwill, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $221.3 million. These cash flows from operating activities were also positively impacted by a $21.3 million decrease in receivables and an $11.5 million increase in accounts payable. Partially offsetting these positive cash flows were a $7.7 million increase in inventories, a $13.6 million decrease in manufacturing flooring plans payable, a $1.4 million increase in prepaid expenses and other assets and a $14.5 million decrease in accrued expenses payable and other liabilities. Net cash provided from operating activities was not adjusted to exclude net cash provided by discontinued operations. Discontinued operations accounted for $8.0 million of depreciation and amortization and $5.1 million of net gains on the sale of long-lived assets included above.

Cash flow from investing activities. For the nine month period ended September 30, 2021, our net cash used in our investing activities was approximately $245.7 million. Purchases of rental and non-rental equipment were $363.2 million and proceeds from the sale of rental and non-rental equipment were $117.5 million. Net cash used in our investing activities was not adjusted to exclude net cash provided by discontinued operations. Discontinued operations accounted for $2.4 million of purchases of rental equipment and $6.0 million of proceeds from the sale of rental and non-rental equipment included above.

For the nine month period ended September 30, 2020, our net cash provided by our investing activities was approximately $10.8 million. Purchases of rental and non-rental equipment were $98.7 million and proceeds from the sale of rental and non-rental equipment were $109.5 million. Net cash provided by our investing activities was not adjusted to exclude net cash provided by discontinued operations. Discontinued operations accounted for $7.6 million of purchases of rental equipment and $11.7 million of proceeds from the sale of rental and non-rental equipment included above.

Cash flow from financing activities. For the nine month period ended September 30, 2021, our net cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $32.2 million. Borrowings and payments offset one another under our Credit Facility for the nine month period ended September 30, 2021. Dividends paid totaled $29.8 million, or $0.825 per common share. Treasury stock purchases totaled $2.1 million, payments of deferred financing costs were $0.1 million and finance lease principal payments were $0.2 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At September 30, 2021, we had no outstanding borrowings under the Credit Facility and we could borrow up to $741.3 million, which with cash on hand amounted to a liquidity position of $976.3 million. On October 1, 2021, we sold our crane business and the disposition had no impact on our borrowing availability. For further information on the sale of our crane business, see note 3 in the condensed consolidated financial statements. We do not anticipate any impacts to our liquidity position under the Credit Facility as a result of discontinued operations or the COVID-19 pandemic, nor do we anticipate any covenant violations related to the Credit Facility. At October 26, 2021, our liquidity position was $1,108.7 million, including available borrowings under our Credit Facility and cash on hand, which was further strengthened as a result of the $130 million proceeds from the sale of our crane business.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of used, new and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash historically have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. Going forward, we will have less working capital requirements as we will no longer require capital to purchase new crane inventory due to the fourth quarter sale of our crane business. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the nine month period ended September 30, 2021 and 2020 were approximately $357.0 million and $101.7 million, respectively, including $18.5 million and $20.2 million, respectively, of non-cash transfers from new and used equipment to rental fleet inventory. This increase in rental fleet capital expenditures reflects our response to improved rental demand in 2021 compared to the decrease in our rental fleet capital expenditures in response to COVID-19. Our gross property and equipment capital expenditures for the nine month period ended September 30, 2021 and 2020 were $24.7 million and $17.3 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the New Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At September 30, 2021, we have cash on hand of approximately $235.0 million. At September 30, 2021, we had available borrowings of $741.3 million, net of $8.7 million of outstanding letters of credit, compared to $724.3 million at September 30, 2020, net of $7.7 million of outstanding letters of credit. This improvement in the amounts we have available for borrowing under the Credit Facility is substantially due to increased cash management. At October 26, 2021, we had $741.3 million of available borrowings under the Credit Facility, net of $8.7 million of outstanding letters of credit. We do not expect our liquidity to be materially negatively impacted by the COVID-19 pandemic or discontinued operations.

Quarterly Dividend

On August 11, 2021, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on September 17, 2021, totaling approximately $9.9 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant changes in our exposure to market risk during the three months ended September 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2021, 6,738 shares of non-vested stock that were issued in 2020 and 1,863 shares that were issued in 2019 vested at $32.60 per share. Holders of those 2020 and 2019 vested shares returned an aggregate of 1,943 shares and 551 shares, respectively, of common stock to the Company during the quarter ended September 30, 2021 as payment for their respective withholding taxes. This resulted in an addition of 2,494 shares to treasury stock.

On August 3, 2021, 67,369 shares of non-vested stock that were issued in 2020 vested at $34.52 per share. Certain holders of those vested shares returned an aggregate of 25,579 shares of common stock to the Company during the quarter ended September 30, 2021 as payment for their respective withholding taxes. This resulted in an addition of 25,579 shares to treasury stock.

On August 1, 2021, 32,574 shares of non-vested stock that were issued in 2019 vested at $34.03 per share. Certain holders of those vested shares returned an aggregate of 12,691 shares of common stock to the Company during the quarter ended September 30, 2021 as payment for their respective withholding taxes. This resulted in an addition of 12,691 shares to treasury stock.

On August 1, 2021, 22,406 shares of non-vested stock that were issued in 2018 vested at $34.03 per share. Certain holders of those vested shares returned an aggregate of 8,088 shares of common stock to the Company during the quarter ended September 30, 2021 as payment for their respective withholding taxes. This resulted in an addition of 8,088 shares to treasury stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Second Amendment to the Fifth Amended and Restated Credit Agreement, dated September 14, 2021, by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC and H&E Equipment Services (Mid-Atlantic), Inc. (collectively, the “Borrowers”), Wells Fargo Bank National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent party thereto (filed herewith).

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

H&E EQUIPMENT SERVICES, INC.

Dated: November 2, 2021	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer & Director (Principal Executive Officer)

Dated: November 2, 2021	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)