Form 10-K
period 2021-12-31
H&E Equipment Services, Inc.
filed 2022-02-24
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,201,652,813 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 17, 2022, there were 36,154,044 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2021.

Auditor Firm Id:	243	Auditor Name:	BDO USA, LLP	Auditor Location:	Dallas, Texas, USA

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•
risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response to the pandemic, material delays and cancellations of construction or infrastructure projects, labor shortages, supply chain disruptions and other impacts to the business;
•
general economic conditions and construction and industrial activity in the markets where we operate in North America;
•
our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve (including as a result of current uncertainty due to COVID-19 and inflation);
•
the impact of conditions in the global credit and commodity markets (including as a result of current volatility and uncertainty in credit and commodity markets due to COVID-19) and their effect on construction spending and the economy in general;
•
trends in oil and natural gas which could adversely affect the demand for our services and products;
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

We are one of the largest rental equipment companies in the nation. The Company’s fleet is among the industry’s youngest and most versatile with a superior equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast States, Southeast, and Mid-Atlantic regions. We engage in five principal business activities in these equipment categories:

•
equipment rentals;
•
used equipment sales;
•
new equipment sales;
•
parts sales; and
•
repair and maintenance services.

By historically providing rental, sales, parts, repair and maintenance functions under one roof, we offered our customers a one-stop solution for their equipment needs. This full-service approach provided us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, used and new equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enabled us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we developed throughout our history as an integrated equipment services company provides us with a competitive advantage to broaden our industry expansion and successfully transition to a pure-play rental company.

We have built an extensive infrastructure that as of December 31, 2021 includes 102 full-service facilities located in 24 states throughout the United States. Our workforce includes distinct and focused sales forces for our rental operations and used and new equipment sales, highly skilled service technicians, product specialists, and regional and district managers. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and sales activities on, and organize our personnel principally by, our core equipment categories (aerial work platforms, earthmoving equipment, material handling equipment and other general and specialty equipment lines). We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which we believe allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Industry Background

Although there has been some consolidation within the industry over a number of years, including the acquisitions of Rental Services Corporation, NES Rentals and Neff Corporation by United Rentals, Inc. (“URI”), the U.S. construction equipment distribution and rental industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, demand for rental equipment and additional, region-specific factors. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include URI, Sunbelt Rentals, and Herc Rentals. Examples of equipment dealers include Finning and Toromont. Historically, we operated substantially in both channels, but we have taken steps to transition to operate as a pure rental company. Many pure equipment rental companies also provide parts and service support to customers.

Products and Services

Equipment Rentals. We rent our construction equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2021, consisted of approximately 42,725 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $1.9 billion and an average age of approximately 40.3 months.

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2021, approximately 94.6% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales often generate additional customers for our parts and services business.

New Equipment Sales. We sell new construction equipment, primarily in our earthmoving product category, and are a leading U.S. distributor for nationally recognized suppliers including Komatsu, Takeuchi, JLG Industries, Gehl, and Genie Industries (Terex). We have a retail sales force that is separate from our rental sales force. Our new equipment sales operation is a source of new customers for our parts sales and service support activities.

Parts Sales. We provide parts to our own rental fleet and sell parts to customers for the equipment we sell. We maintain a parts inventory in order to provide timely parts and service support to our own rental fleet as well as to our customers. In addition, our parts operations enable us to maintain a high-quality rental fleet and provide additional product support to our end users.

Service Support. We provide maintenance and repair services to our own rental fleet and for our customers’ owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we provide ongoing preventative maintenance services. We devote resources to training our technical service employees and over time, we have built a full-scale services infrastructure that we believe would be difficult for companies without the requisite resources and lead time to effectively replicate.

In addition to our principal business activities mentioned above, we provide ancillary equipment support activities including transportation, hauling, parts shipping and loss damage waivers.

Sales and Marketing

We have sales forces which specialize in equipment rentals and equipment sales. To further develop knowledge and experience, we provide our sales forces with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of new equipment. This training is essential, as our sales personnel regularly call on customers’ job sites, often assisting customers in assessing their immediate and ongoing equipment needs. In addition, we have a commission-based compensation program for our sales forces.

We maintain a proprietary customer relationship management system. We believe that this comprehensive customer and sales management tool enhances our regional territory operations by increasing the productivity and efficiency of our sales representatives and sales managers as they are provided real-time access to critical jobsite information. We are partnered with some of the world’s most advanced data information companies to assure our industry data is complete.

We have developed strategies to identify target customers for equipment rentals in all markets. These strategies allow our sales force to identify frequent rental users, function as advisors and problem solvers for our customers, and accelerate the sales process in new operations.

While our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including digital marketing, direct mail campaigns, select industry publications and associations, and our Company website at www.he-equipment.com.

Our Competitive Strengths

Integrated Platform of Equipment, Products and Services. We believe that our operating experience and the extensive infrastructure we have developed through years of operating as both an equipment rental company and equipment distributor provides us with a competitive advantage to broaden our industry expansion and successfully transition to a primarily rental-focused company. Key strengths of ours include:

•
the ability to provide premium brands and a comprehensive line of equipment and services, allowing us to strengthen customer relationships and be a single-source solution for our customers;
•
the ability to track utilization and facilitate the transfer of our fleet across multiple locations to adjust to local customer demand;

•
high quality rental fleet supported by our strong product support capabilities;
•
established retail sales network resulting in the profitable disposal of our used equipment;
•
purchasing power gained through purchases for our rental operations fleet and new equipment sales;
•
operational cost efficiencies across our organization, including with respect to purchasing, information technology, back-office support and marketing; and
•
mix of business activities that enables us to effectively operate through economic cycles.

High-Quality, Multipurpose Fleet. Our equipment fleet represents a significant investment and reflects our commitment to providing an array of rental equipment to our customers in a variety of industries. Our focus on our core types of construction equipment allows us to better provide the specialized knowledge and support that our customers demand when renting and purchasing equipment. These core types of equipment are attractive because they have a long useful life, high residual value and generally strong industry demand.

Diverse Customer Markets. We provide equipment rental services to customers in a wide variety of markets, including commercial and residential construction, industrial, infrastructure, and other industries. We believe that the diversification of our customer base reduces our end-market exposure to any one particular market.

Complementary Parts and Services Segments. Our parts and services businesses allow us to maintain our rental fleet in excellent condition and to offer our customers high-quality rental equipment.

Well-Developed Infrastructure. We have built an infrastructure that as of December 31, 2021 included a network of 102 full-service facilities in 24 states. Our workforce included, as of December 31, 2021, a highly-skilled group of approximately 496 service technicians and an aggregate of 275 sales people in our specialized rental and equipment sales forces. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers and provides an advantage when competing for lucrative fleet and project management business as well as the ability to quickly capitalize on new opportunities.

Strong Supplier Relationships. We have longstanding relationships with nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Takeuchi, JCB, John Deere, Yanmar and Case. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs.

Customized Information Technology Systems. Our information systems allow us to actively manage our business and our rental fleet. We have a customer relationship management system that provides our sales force with real-time access to customer and sales information. We are expanding the utilization of our automated digital customer platform which offers comprehensive self-service capabilities allowing customers to reserve equipment, schedule delivery, make payments and access customer support. In addition, our enterprise resource planning system enhances our ability to provide more timely and meaningful information to manage our business.

Strong Customer Relationships. We have a diverse base of approximately 45,400 customers as of December 31, 2021 who we believe value our high level of service, knowledge and expertise. Our customer base includes a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. Our branches enable us to closely service local and regional customers, while our infrastructure enables us to effectively service multi-regional and national accounts. We believe that our expansive presence and commitment to superior service at all levels of the organization is a key differentiator to many of our competitors. As a result, we spend a significant amount of time and resources to train all key personnel to be responsive and deliver high quality customer service and well-maintained equipment so that we can maintain and grow our customer relationships.

Experienced Management Team. Our senior management team is led by Bradley W. Barber, our Chief Executive Officer, who has over 27 years of industry experience. Our senior and regional managers have approximately 26 years on average of industry experience. Our branch managers have extensive knowledge and industry experience as well.

Our Business Strategy

Our business strategy includes, among other things, managing the life cycle of our rental equipment, expanding our rental product offerings, increasing the availability of our product offerings through branch expansion and pursuing selective acquisitions. However, the timing and extent to which we implement these various aspects of our strategy depend on a variety of factors, many of which are outside our control, such as general economic conditions and construction activity in the U.S.

Managing the Life Cycle of Our Rental Equipment. We actively manage the size, quality, age and composition of our rental fleet, employing a “cradle through grave” approach. During the life of our rental equipment, we (1) aggressively negotiate on purchase price; (2) use our customized information technology systems to closely monitor and analyze, among other things, time utilization (equipment usage based on customer demand), rental rate trends and pricing optimization and equipment demand; (3) continuously adjust our fleet mix and pricing; (4) maintain fleet quality through quality control inspections and our on-site parts and services support; and (5) dispose of rental equipment through our retail sales force. This allows us to purchase our rental equipment at competitive prices, optimally utilize our fleet, cost-effectively maintain our equipment quality and maximize the value of our equipment at the end of its useful life.

Expanding our Rental Product Offerings. We intend to expand our product offerings to customers by offering specialty rental product solutions. Recently, we introduced trench safety product solutions in selected markets. It is our intention to expand these specialty rental offerings throughout our geographic footprint. Specialty rental product offerings typically provide higher margin opportunities than general rental products.

Increasing the Availability of our Product Offerings through Branch Expansion. We intend to expand our network of branch locations, thereby increasing the availability of rental products to our customers to meet their specific needs. Our branch expansion strategy focuses on expanding in markets where we have a presence and benefit from name and brand recognition. Expanding our branch network allows us to grow our margins and improve Company profitability through revenue mix and by leveraging our fixed costs.

Executing Strategic Divestitures. We intend to transition to a pure-play rental company from our historical operation as an integrated equipment services company. We are focused on growing our rental business through the strategic divestitures of some of our existing distribution channels. We completed two divestitures during the year ended December 31, 2021. On September 17, 2021, the Company sold our Little Rock, Arkansas and Springdale, Arkansas owned-branches to Bramco, Inc. for $9.0 million and relinquished our related territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi. Effective October 1, 2021, the Company sold its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130 million in cash. The Crane Sale represents the Company’s strategic shift to a pure-play rental business and qualified for discontinued operations accounting treatment.

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

Customers

We serve approximately 45,400 customers in the United States, primarily in the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast States, Southeast, and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. They vary from individuals to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2021, our largest customer accounted for approximately 1.1% of our total revenues. No single customer accounted for more than 10% of our revenue on an operating segment or consolidated basis in 2021. Our top ten customers combined accounted for approximately 5.3% of our total revenues in 2021.

Suppliers

We purchase a significant amount of equipment from leading, nationally-known original equipment manufacturers. We purchased approximately 46.3% of our rental fleet and new equipment from five manufacturers (Komatsu, John Deere, Genie Industries (Terex),

JCB, and Skyjack) during the year ended December 31, 2021. These relationships improve our ability to negotiate equipment acquisition pricing. Additionally, we also purchase equipment from nationally-recognized equipment suppliers including JLG Industries, Gehl, Yanmar, Case and Takeuchi. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are historically an integrated equipment services company and rent, sell and provide parts and services support. Although there has been some consolidation within the equipment industry in recent years, the equipment industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, URI, Sunbelt Rentals and Herc Rentals) or equipment dealers (for example, Finning and Toromont) to small, independent businesses with a limited number of locations.

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

Environmental and Safety Regulations

Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. These laws regulate (1) the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by pollutants; (2) air quality (emissions); and (3) wastewater. While our operations generally do not raise significant environmental risks, we use petroleum products, solvents and other hazardous substances for fueling and maintaining our equipment and vehicles. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements. We do not currently anticipate any material adverse effect on our business, financial condition or competitive position as a result of our efforts to comply with such requirements.

In the future, federal, state or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters, reporting and disclosure obligations, or effect a change in their enforcement of existing laws or regulations, that could affect our operations and increase our operational and compliance expenditures. Also, in the future, contamination may be found to exist at our facilities or off-site locations where we have sent wastes. There can be no assurance that we, or various environmental regulatory agencies, will not discover previously unknown environmental non-compliance or contamination. We could be held liable for such newly-discovered non-compliance or contamination. It is possible that changes in environmental and worker health and safety laws or liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

H&E’s operating philosophy is that our growth and continued success are the result of management and employees working together in a spirit of cooperation and teamwork. Our core values emphasize an environment where safety, diversity, inclusion, talent development, training and retention, and corporate responsibility are top priorities. We believe this has enabled us to meet various challenges over the years, and the progress that has been achieved by us reflects this strong mutual commitment between the Company and its employees. We believe our employees are our greatest asset. We remain focused on furnishing friendly and safe working conditions, providing competitive pay and offering quality benefits, and producing revenue for the continued growth of the Company and the communities in which we operate, with an emphasis on the welfare of our employees and their families. We realize our success is a direct result of the hard work and dedication of our employees. Each employee at H&E is a contributing partner in our future growth and we strive to maintain a mutually beneficial workplace culture that also fosters the professional development of each employee. Some of these core values are further described below.

As of December 31, 2021, we had approximately 2,157 employees. Of these employees, 796 are salaried personnel and 1,361 are hourly personnel. A collective bargaining agreement relating to two branch locations covers approximately 63 of our employees. We believe our relations with our employees are favorable and we have never experienced a work stoppage. Generally, the total number of employees does not significantly fluctuate throughout the year. However, acquisition activity or the opening of new branches may increase the number of our employees or fluctuations in the level of our business activity could require some staffing level adjustments in response to actual or anticipated customer demand.

Health and Safety. The Health and Safety of our employees is an unwavering core value and is prioritized through our LIVESAFE program, which focuses on employee safety at Work, Home, and at Play. Senior operational leaders play a vital role in the communication, implementation, and follow-through of our safety program and we require accountability, commitment and compliance from all employees. Behavioral safety is the foundation of our safety culture which incorporates elements such as job safety observations, near miss reporting, safety meetings and ride-along programs, among others. These proactive measures in conjunction with the full implementation of stop-work authority at all levels leads to a record of safety at our branch locations. Assessments and metric reporting provide for transparency and accountability at all levels of our organization while incentive programs focused on accident prevention and behavior safety improvements reward the outstanding safety behavior of our employees.

Employee Wellness and Benefits. The health and wellness of our employees and their families is a top priority for us. We equip our employees with the benefits and tools they need to lead healthy, secure and balanced lives. We offer an array of comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, flexible medical spending accounts, life and disability insurance, accident and critical illness insurance and dependent care programs. We additionally provide paid time off, bereavement leave, wellness credits and employee assistance programs.

Inclusion and Diversity. We strive to build an inclusive and diverse team that reflects the variety of people, cultures and communities we interact with to create an inclusive, productive and diverse environment. We believe that varied perspectives best leverage employee talents, leading to creative thinking, open communication and greater engagement. The Company is committed to a full-spectrum of diversity inclusive of gender, ethnicity, race, sexual orientation, age, disability, veteran status, religion, culture, background, and experiences. Our efforts will continue to focus on hiring and supporting historically underrepresented groups and on building a more inclusive, diverse and empowered culture at the Company.

Training and Development. We are committed to the continued development of our employees. We provide employees meaningful career and skill development opportunities to enhance their skills and level of service. We offer training in an array of categories such as management and leadership, rentals, sales, parts and service, safety, technology and vehicle operations. We require compliance with annual trainings covering work-place safety and technology security to safeguard our assets and our people. We believe these training opportunities support improved performance and effectiveness as well as personal and professional growth.

Corporate Responsibility and Sustainability. We recognize the importance of environmental, social and governance ("ESG") practices. We are committed to integrating, expanding and maintaining sustainable operations to support the long-term success of our business, shareholders, employees and customers. We continue to monitor the expansion of policies in this area and have established an internal ESG task force to embed ESG principles into our key business processes, as well as ensure compliance with future regulations. Recognizing the fundamental importance of ESG matters, our Board of Directors established an ESG Committee to provide governance, guidance and oversight over our ESG strategy and practices. While the ESG Committee holds primary responsibility for ESG oversight, our entire Board of Directors is fully engaged in these efforts.

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
•
an increase in interest rates;
•
supply chain disruptions;
•
public health crises and epidemics, such as COVID-19; or
•
terrorism or hostilities involving the United States.

Weakness or deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet.

The impacts of the COVID-19 pandemic, and similar health concerns, could have a significant impact on worldwide economic conditions and could have a material adverse effect on our operations and financial results.

A significant outbreak of epidemic, pandemic, or contagious diseases, including the COVID‑19 pandemic, could cause a widespread health crisis that could result in an economic downturn, affecting the supply and/or demand for our equipment. Any quarantines, labor shortages or other disruptions to us, our suppliers, or our customers would likely adversely impact our sales and operating results. While we were considered an essential business and our branch locations remained operational, should State Governors issue new or additional Executive Orders prohibiting in-person work activities, it could have a significant adverse impact to the underlying industries of some of our customers or in some or all of the primary markets in which we operate. The extent of any further impact from the pandemic on the Company's operational and financial performance and liquidity will depend on various developments, including the duration and spread of the outbreak, the efficacy of vaccines, governmental limitations on business operations generally, and its and their impact on potential customers, employees, and suppliers, vendors and distribution partners, all of which are uncertain and cannot be reasonably predicted at this time. As we cannot predict the potential future impact of the duration or scope of the COVID-19 pandemic, any resulting future financial impact cannot be reasonably estimated at this time.

The inability to forecast trends accurately may have an adverse impact on our business and financial condition.

An economic downturn or economic uncertainty makes it difficult for us to forecast trends. For example, the current economic uncertainty related to COVID-19 and its impact on the Company’s future operational and financial performance is highly dependent on the depth and duration of the pandemic, as well as any government-mandated restrictions on economic activity and any government economic stimulus package in response to the economic downturn. This uncertainty makes it difficult to forecast our future operating performance, cash flows and financial position, which could have an adverse impact on our business and financial condition. Additionally, uncertainty regarding future oil and natural gas prices have negatively impacted the exploration, production and construction activity of our customers in those markets. Uncertainty regarding future equipment product demand could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Alternatively, this forecasting difficulty in addition to labor shortages and supply chain disruptions could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market shares.

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
•
the possible need, from time to time, to record goodwill impairment charges or other write-offs or charges due to a variety of occurrences, such as the impairment of assets, rental location divestitures, dislocation in the equity and/or credit markets, consolidations or closings, restructurings, or the refinancing of existing indebtedness;
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

We purchase most of our rental and sales equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2021, we purchased approximately 46.3% of our rental fleet and new equipment from five manufacturers (Komatsu, John Deere, Genie Industries (Terex), JCB, and Skyjack). Although we believe that we have alternative sources of supply for the rental and sales equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

The cost of new equipment that we sell or purchase for use in our rental fleet may increase and therefore we may spend more for such equipment. In some cases, we may not be able to procure equipment on a timely basis due to supplier constraints.

The cost of new equipment from manufacturers that we sell or purchase for use in our rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, labor shortages, supply chain disruptions or due to increased regulatory requirements, such as those related to emissions. In addition, in an effort to combat climate change, our customers may require our rental equipment to meet certain standards. If we are unable to meet such standards and the expectations of our customers, our business and results of operations could be materially adversely affected. These increases could materially impact our financial condition or results of operations in future periods if we are not able to pass such cost increases through to our customers.

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
•
general economic conditions.

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2021, we sold used equipment from our rental fleet at an average selling price of approximately 161.2% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2021, we have approximately 63 employees in Utah, a significant territory in our Intermountain region, who are covered by a collective bargaining agreement and approximately 2,094 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

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

An element of our growth strategy is to selectively pursue on an opportunistic basis acquisitions of additional businesses, in particular rental companies that complement our existing business and footprint. The success of this element of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into our own, including with respect to financial reporting and regulatory matters. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements. The Company also regularly reviews other potential strategic transactions, including dispositions, which are also subject to claims by third parties and by the buyers under the terms of our disposition agreements.

We may not have sufficient management, financial and other resources to integrate or disintegrate any future acquisitions or dispositions. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses we acquire or sell could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business. Among other things, these risks could include:

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
•
integration of financial reporting and regulatory reporting functions, including with the Securities and Exchange Commission and pursuant to the Sarbanes-Oxley Act of 2002, as amended ("SOX"); and/or
•
potential unknown liabilities.

Furthermore, general economic conditions, economic uncertainty related to COVID-19, or unfavorable global capital and credit markets could affect the timing and extent to which we successfully acquire and integrate new businesses or dispose of existing businesses, which could limit our revenues and profitability.

We may not be able to facilitate our growth strategy by identifying and opening attractive start-up locations, which could limit our revenues and profitability.

An element of our growth strategy is to selectively identify, source and implement start-up locations in order to add new customers. The success of this element of our growth strategy depends, in part, on identifying strategic start-up locations.

We also cannot assure you that we will be able to identify attractive start-up locations. Opening start-up locations may involve significant costs and limit our ability to expand our operations. Start-up locations may involve risks associated with entering new markets and we may face significant competition.

We may not have sufficient labor, real estate, management, financial and other resources to successfully open and operate new locations. Any significant diversion of management’s attention or any major difficulties encountered in the locations that we open in the future could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business. Furthermore, general economic conditions or unfavorable global capital and credit markets could affect the timing and extent to which we open new start-up locations, which could limit our revenues and profitability.

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

We have a significant amount of indebtedness outstanding. As of December 31, 2021, we had total outstanding indebtedness of approximately $1.3 billion, consisting of the amount outstanding under our senior unsecured notes.

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

We expect to use cash flow from operations and borrowings under our senior secured credit facility (“Credit Facility”) to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough capital, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior unsecured notes and our Credit Facility, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements governing the senior unsecured notes and the Credit Facility may limit our ability to pursue any of these alternatives. As of February 17, 2022, we had borrowing availability under the Credit Facility of $740.3 million, net of a $9.7 million outstanding letter of credit.

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

Additionally, our Credit Facility provides revolving commitments of up to $750.0 million in the aggregate. As of February 17, 2022, we had $740.3 million of availability under the Credit Facility, net of a $9.7 million outstanding letter of credit. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

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
execute dispositions;
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

There are many economic factors outside our control that have in the past impacted, and may in the future impact, rates of interest, including publicly announced indices that underlie our interest obligations related to borrowings under the Credit Facility based on LIBOR. LIBOR is an interest rate benchmark used as a reference rate for a wide range of financial transactions, including derivatives and loans. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR rates by the end of 2021. While certain U.S. dollar LIBOR settings will continue to be published on the current basis until June 30, 2023, all other LIBOR settings either are no longer being published or are being published only for a limited time. The regulator of the administrator of LIBOR has prohibited any new use of LIBOR by firms subject to its supervision, and certain regulators in the United States have stated that no new contracts using U.S. dollar LIBOR should be entered into after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in financial contracts that are currently indexed to United States dollar LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to financial derivative contracts exposed to LIBOR. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR. We amended our credit facility on September 14, 2021 to include benchmark language for a transition away from LIBOR. At this time, the potential impact from the cessation of LIBOR is not currently estimable.

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

Our 102 branch locations, as of December 31, 2021, in the United States are located in 24 different states, which exposes us to a host of different federal, state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.

We could be adversely affected by environmental and safety requirements, including those regarding climate change, which could subject us to increased operational costs that could materially and adversely impact our liquidity and operating results.

Our operations, like those of other companies engaged in similar businesses, require the handling, use, storage and disposal of certain regulated materials. As a result, we are subject to the requirements of federal, state and local environmental protection and occupational health and safety laws and regulations. These laws regulate issues such as wastewater, stormwater, solid and hazardous waste and materials, and air quality. While our operations generally do not raise significant environmental risks, we use petroleum products, solvents and other hazardous substances for fueling and maintaining our equipment and vehicles. Environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases. These liabilities can be imposed on the parties generating or disposing of such substances or the operator of the affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if a contaminated property is not currently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. As such, there can be no assurance that prior site assessments or investigations have identified all potential instances of soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities, which may be material.

We are subject to potentially significant civil or criminal fines or penalties if we fail to comply with any of these requirements. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. These include climate change regulation, which could materially affect our operating results through increased compliance costs. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

In addition, the U.S. Congress and other legislative and regulatory authorities in the United States have considered, and likely will continue to consider, numerous measures related to climate change, greenhouse gas emissions and other laws and regulations affecting some of our end markets, such as oil, gas and other natural resource extraction. Should such laws and regulations become effective, demand for our services could be affected, our fleet or other costs could increase and our business could be materially adversely affected. Further, investors are placing a greater emphasis on non-financial factors, including climate risk and other ESG issues, when evaluating investment opportunities. If we are unable to provide sufficient disclosure about ESG practices or if we fail to achieve ESG goals, investors may not view us as an attractive investment, which could have a negative effect on our stock price and business.

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

Our senior and regional managers have an average of approximately 26 years of industry experience. Our branch managers have extensive knowledge and industry experience as well. Our success is dependent, in part, on the experience and skills of our management team. Competition for top management talent within our industry is generally significant. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely manner, we may be challenged to effectively manage our business and execute our strategy.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of SOX, which requires management and auditors to assess the effectiveness of our internal controls. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation.

In addition, failure to maintain effective internal controls could result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will be able to maintain a system of internal controls that fully complies with the requirements of SOX or that our management and independent registered public accounting firm will continue to conclude that our internal controls are effective.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we had a network of 102 full-service facilities in 24 states in the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast States, Southeast, and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 102 total facilities, we lease 92 and own 10 of our locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations:

State	Branch Count	State	Branch Count
Alabama	4	Montana	2
Arizona	3	Nevada	2
Arkansas	1	New Mexico	1
California	11	North Carolina	7
Colorado	5	Oklahoma	2
Florida	8	Oregon	1
Georgia	5	South Carolina	3
Idaho	2	Tennessee	5
Louisiana	8	Texas	20
Maryland	2	Utah	3
Mississippi	1	Virginia	3
Missouri	1	Washington	2

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to over 50 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 336 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

Item 3. Legal Proceedings

For information on Company legal proceedings, see Note 13 to our Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “HEES.”

Holders

As of December 31, 2021, there were 64 stockholders of record of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

Dividends

During the years ended December 31, 2021 and 2020, the Company paid quarterly cash dividends totaling $1.10 per share in each year, or approximately $39.7 million and $39.6 million, respectively. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Performance Graph below compares the cumulative five year total stockholder return on H&E Equipment Services, Inc.’s common stock beginning on December 31, 2016 and for each subsequent quarter period end through and including December 31, 2021, with the cumulative returns of the Russell 2000 Index and an industry peer group selected by us. The Company updated its peer group during the year ended December 31, 2021 to include Herc Holdings, Inc. as they now have five years of comparative historical data. As such, the peer group we selected for the year ended December 31, 2021 is comprised of the following companies: URI, Herc Holdings Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC. Our historical peer group we selected for the years prior to the year ended December 31, 2021 is comprised of the following companies: URI, Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on December 31, 2016. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among H&E Equipment Services, Inc., the Russell 2000 Index, 2020 Peer Group and 2021 Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
H&E Equipment Services, Inc.
Russell 2000
2020 Peer Group
2021 Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Russell Investment Group. All rights reserved.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
H&E Equipment Services, Inc.	$100.00	$182.81	$95.15	$162.11	$152.00	$232.74
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
Peer Group 2021	100.00	125.56	103.58	152.70	217.13	374.05
Peer Group 2020	100.00	126.10	103.64	152.74	217.20	374.00

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2021, and its results of operations for the year ended December 31, 2021, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

As the impact of COVID-19 became more widespread in March 2020, our equipment rental utilization and sales volumes began to decline from February 2020 through mid-April 2020, where we began to see utilization and sales levels improve and stabilize for the remainder of 2020. We continue to see improvements with utilization levels beginning in March 2021 returning to approximate pre-COVID utilization levels. The timing and extent of any subsequent contraction in our equipment rental utilization and sales volumes due to COVID-19 will depend on a number of factors, including a widespread resurgence in COVID-19 infections, the rate of vaccinations, vaccine efficacy, a global supply chain disruption, the impact to capital and financial markets and the related impact on our customers. For a discussion of liquidity, see Liquidity and Capital Resources below.

Background

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation. The Company’s fleet is among the industry’s youngest and most versatile with a superior equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast States, Southeast, and Mid-Atlantic regions.

As of December 31, 2021, we operated 102 branch locations across 24 states throughout the United States. Our work force includes, among others, a professional sales force, drivers, and regional, district and branch managers. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our sales force and strengthen our customer relationships. In addition, our branch managers of each location are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Effective October 1, 2021, the Company sold its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130 million in cash, (“the Crane Sale”), subject to finalization of closing adjustments. The Crane Sale met the criteria for discontinued operations presentation and as such, the results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Operations for all periods presented and the related assets and liabilities associated with discontinued operations are classified as held for sale in the Consolidated Balance Sheet at December 31, 2020. The financial results and information below are presented on a continuing operations basis and exclude the Crane Sale, unless otherwise noted specifically as discontinued operations.

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
•
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

For additional information about our business segments, see Note 18 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals accounts for more than half of our total revenues.

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2021 by business segment (see Note 18 to our Consolidated Financial Statements for further information regarding our business segments):

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

Equipment Rentals. Our rental operation primarily represents revenues from renting owned equipment of our core types of construction and industrial equipment (aerial work platforms, earthmoving equipment, material handling equipment and other general and specialty lines). We primarily account for these rental contracts as operating leases. We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. We have a well-maintained rental fleet and we actively manage the size, quality, age and composition of our rental fleet.

Used Equipment Sales. We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet. The remainder of our used equipment sales revenues comes from the sale of inventoried equipment that we acquire through trade-ins from our equipment customers.

New Equipment Sales. Our new equipment sales operation sells new equipment across all of our core categories of equipment, primarily in our earthmoving product category.

Parts Sales. We primarily generate revenues from the sale of parts for equipment that we rent or sell.

Services. We primarily derive our services revenues from maintenance and repair services for equipment that we rent or sell and from customers' owned equipment.

Our non-segmented revenues for the periods presented in this Annual Report on Form 10-K relate primarily to ancillary charges associated with equipment maintenance and repair services, and are not generally allocated to reportable segments.

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, the costs associated with the used equipment we sell, the costs to purchase the new equipment we sell, and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2021, our total cost of revenues was approximately $647.4 million. Our operating expenses consist principally of selling, general and administrative expenses ("SG&A"). For year ended December 31, 2021, our SG&A expenses were $290.1 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of operations are not generally allocated to our reportable segments.

We are also subject to federal and state income taxes. Future income tax examinations by state and federal agencies could result in additional income tax expense based on potential outcomes of such matters.

Cost of Revenues:

Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, we depreciate aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and material handling equipment over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives assigned to rental equipment.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2021 was $1.1 billion, or approximately 53.7% of our total assets. Our rental fleet as of December 31, 2021 consisted of

42,725 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $1.9 billion. As of December 31, 2021, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	21,717	50.8%	$706.0	38.0%	51.2
Earthmoving	5,583	13.1%	494.6	26.6%	23.0
Material Handling Equipment	6,682	15.6%	510.2	27.4%	40.7
Other	8,743	20.5%	149.0	8.0%	24.2
Total	42,725	100.0%	1,859.9	100.0%	40.3

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

The original acquisition cost of our gross rental fleet increased by approximately $169.7 million, or 10.0%, for the year ended December 31, 2021, largely reflective of an increase in rental fleet capital expenditures. The average age of our rental fleet equipment decreased by approximately 0.6 months for the year ended December 31, 2021. Our average rental rates for the year ended December 31, 2021 were approximately 0.9% higher than the year ended December 31, 2020 (see further discussion on rental rates in “Results of Operations” below).

With the exception of the crane sale and our crane product line, the rental equipment mix among our core product lines for the year ended December 31, 2021 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10-K.

•
Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and industrial markets, as well as adverse credit market conditions, can cause demand for our products to materially decrease.
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

The amount of depreciation expense we record is dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. None of the useful lives assumptions have changed during the prior or current period. Depreciation expense on our rental fleet for the year ended December 31, 2021 was approximately $227.8 million. For the year ended December 31, 2021, the estimated impact of a change in estimated useful lives for each category of equipment by two years was as follows:

	Aerial Work Platforms	Earth- moving	Material Handling Equipment	Other	Total
	($ in millions)
Impact of 2-year change in useful life on results of operations for the year ended December 31, 2021
Depreciation expense for the year ended December 31, 2021	$70.7	$73.0	$56.3	$27.8	$227.8
Increase of 2 years in useful life	57.7	47.8	56.0	26.7	188.2
Decrease of 2 years in useful life	86.6	111.5	100.9	27.8	326.8

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, a significant portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $19.8 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $49.5 million.

Another significant assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our historical data and recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is subjective and subject to change in the future based upon actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $4.5 million.

Acquisition Accounting. We have made significant acquisitions in the past and we intend to make additional acquisitions in the future that meet our selection criteria that solidify our presence in the contiguous regions where we operate with an objective of increasing our revenues, improving our profitability, and strengthening our competitive position. Pursuant to Topic 350, Intangibles-Goodwill and Other, we record as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. The identification of assets acquired, inputs utilized for determining the fair value of assets and liabilities acquired and applicable fair value methodologies, discussed more below, all include significant judgement. We have not changed our assumption methodologies during the current or prior period. Further, we have not had an acquisition during the years ended December 31, 2021 or 2020.

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

Evaluation of Goodwill Impairment. Prior acquisitions have resulted in the recognition of goodwill. Goodwill is the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. We evaluate goodwill for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. A triggering event analysis and identification may include judgements.

Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; fair value methodologies and assumption, and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction). Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment (i.e., a component). We have determined that each of our operating segments (Equipment Rentals, Used Equipment, New Equipment, Parts, and Service) represents a reporting unit, resulting in five total reporting units.

As of December 31, 2021, our goodwill was comprised of the following carrying values (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2021
Equipment Rentals (1)	$48,976
Used Equipment Sales	8,447
New Equipment Sales	—
Parts Sales	5,714
Services Revenues	—
Total Goodwill	$63,137
(1)
On October 1, 2021, the Company combined its historical Equipment Rental Component I and Equipment Rental Component II reporting units into one reporting unit, Equipment Rentals. This was driven by the strategic shift in the Company's business that led to discontinued operations presentation. The historical reporting units are mentioned in the below historical goodwill valuation disclosures.

We performed a Step 1 quantitative assessment of goodwill impairment as of October 1, 2019, our annual impairment test date. Based on this quantitative test, we determined that the New Equipment Sales and Service Revenues reporting units were less than the carrying value of each reporting unit, resulting in a goodwill impairment totaling $3.7 million, or $3.4 million and $0.3 million for the New Equipment Sales and Service Revenues reporting units, respectively. The New Equipment Sales reporting unit 2019 impairment was largely due to a sharp decline in our 2019 fourth quarter new equipment sales revenues as over 75% of our full-year new equipment sales decline occurred in the fourth quarter. The fourth quarter new equipment sales decline was primarily driven by lower new crane sales, which were down 28.7%, or $12.0 million. The demand for cranes was impacted by oil prices and while oil prices partially recovered from their low point in 2016, which represented a 13-year low at the time, there remained considerable uncertainty regarding future oil prices and this uncertainty impacted customer capital expenditure decisions. This fourth quarter decline in new equipment sales, combined with our new equipment sales revenues growth rate and operating results assumptions for the forecast period under the income approach, resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in an impairment charge. The impairment of the Service Revenues reporting unit was largely due to our service revenues growth rate and operating results assumptions for the forecast period under the income approach, which resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in an impairment charge. The impairment charges are non-cash items and does not affect our cash flows, liquidity or borrowing capacity under the senior credit facility, and the charges are excluded from our financial results in evaluating our financial covenant under the Credit Facility.

Based on our evaluation of the impact to our business in the first quarter of 2020 from the COVID-19 pandemic, we identified triggering events requiring an interim impairment test as of March 31, 2020. These triggering events included a deterioration in macroeconomic conditions, declines in business volume in our industry, a decline in our actual revenue and earnings compared with our planned revenue and earnings, and a sustained decrease in our stock price. For the interim impairment test as of March 31, 2020, we determined that our Equipment Rental Component 2 reporting unit had a fair value less than its carrying value, resulting in a $55.7 million impairment charge. The impairment was largely due to Equipment Rental Component 2’s forecasted declines in 2020 rental revenues, which was driven by the decrease in equipment rental demand that began in March 2020 as COVID-19’s impact became more widespread across our geographic footprint, combined with our revenue growth rate and cash flow assumptions as of March 31, 2020, for the remaining forecast period under the income approach, and the decline in the fair value of Equipment Rental Component 2 based on the market approach from declining business enterprise values of comparable companies in our industry, resulting in a decrease in revenue and EBITDA multiples of those companies. The impairment charge is a non-cash item and does not affect our cash flows, liquidity or borrowing capacity under the senior credit facility, and the charge is excluded from our financial results in evaluating our financial covenant under the Credit Facility.

We performed a Step 1 quantitative assessment of goodwill impairment as of October 1, 2020, our annual impairment test date. For all reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach, as further described below. Based on this quantitative test, we determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as of the October 1, 2020 annual impairment testing date as their respective fair values exceeded their respective carrying values by approximately 44%, 90% and 33%, respectively. Based on the excessive fair values, a sensitivity analysis completed on the assumptions utilized would not result in a varying conclusion of the goodwill quantitative assessment.

As of October 1, 2021, our annual impairment test date, we performed a Step 1 quantitative assessment of goodwill impairment. For all reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach, as further described below. Based on this quantitative test, we determined that our Equipment Rentals, Used Equipment Sales and Parts Sales reporting units were not impaired as of the October 1, 2021 annual impairment testing date as their respective fair values exceeded their respective carrying values by approximately 50%, 98% and 9%, respectively. Based on the excessive fair values, a sensitivity analysis completed on the assumptions utilized would not result in a varying conclusion of the goodwill quantitative assessment.

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

In support of our review for indicators of impairment, we perform a review of our long-lived assets at the branch level relative to branch performance and conclude whether indicators of impairment exist associated with our long-lived assets, including our rental and non-rental equipment and right-of-use assets. Based on our most recently completed quarterly reviews, there were no indications of impairment associated with our long-lived assets (excluding goodwill). There were no changes to assumption methodologies during the current or prior period.

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

Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. These estimates involve judgement. There has been no change to the assumption methodology during the current or prior period.

Our U.S. federal tax returns for 2018 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2017 and subsequent years.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the years ended December 31, 2021, 2020 and 2019. The period-to-period comparisons of our financial results are not necessarily indicative of future results. All financial results and metrics discussed below are on a continuing operations basis.

As discussed further in Note 2 and Note 3 to our Consolidated Financial Statements, on October 1, 2021, the Company sold its crane business (the “Crane Sale”). The results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Operations for all periods presented and the related assets and liabilities associated with discontinued operations are classified as held for sale in the Consolidated Balance Sheet at December 31, 2020. The Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Acquisitions and Dispositions”.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)

Segment revenues:
Equipment rentals
Rentals	$653,004	$581,144	$71,860	12.4%
Rentals other	76,696	63,301	13,395	21.2%
Total equipment rentals	729,700	644,445	85,255	13.2%
Used equipment sales	135,245	139,769	(4,524)	(3.2)%
New equipment sales	92,677	113,708	(21,031)	(18.5)%
Parts sales	65,623	65,881	(258)	(0.4)%
Services revenues	33,034	35,989	(2,955)	(8.2)%
Non-Segmented other revenues	6,518	7,183	(665)	(9.3)%
Total revenues	$1,062,797	$1,006,975	$55,822	5.5%

Total Revenues. Our total revenues were $1.1 billion for the year ended December 31, 2021 compared to $1.0 billion for the year ended December 31, 2020, an increase of $55.8 million, or 5.5%. Revenues of all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the year ended December 31, 2021 increased $85.3 million, or 13.2%, to $729.7 million from $644.4 million in 2020. The increase in equipment rental revenues was largely due to increased demand from the prior year economic downturn due to COVID-19.

Rentals: Rental revenues increased $71.9 million, or 12.4%, to $653.0 million for the year ended December 31, 2021 compared to $581.1 million for the year ended December 31, 2020. Rental revenues from earthmoving equipment increased $33.2 million, material handling rental revenues increased $15.5 million, aerial work platform rental revenues increased $13.3 million and rental revenues from other equipment increased $10.0 million as compared to the prior period. Our average rental rates, based on the American Rental Association’s calculation methodology, for the year ended December 31, 2021 increased 0.9% compared to the year ended December 31, 2020.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2021 increased 4.2% to 36.8% from 32.6% in 2020. The increase in comparative rental equipment dollar utilization was primarily the result of an increase in rental equipment time utilization and the increase in equipment rental rates as noted above. Rental equipment time utilization as a percentage of original equipment cost was approximately 69.7% for the year ended December 31, 2021 compared to 62.9% in the year ended December 31, 2020, an increase of 6.8%, largely attributable to the increase in demand in the current year.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the year ended December 31, 2021 were $76.7 million compared to $63.3 million for the year ended December 31, 2020, an increase of $13.4 million, or 21.2%, primarily due to the increase in equipment rental revenues as described above.

Used Equipment Sales Revenues. Our used equipment sales for the year ended December 31, 2021 decreased $4.5 million, or 3.2%, to $135.2 million from $139.8 million in 2020. This decrease is reflective of the increase in rental demand during 2021. Sales of used earthmoving equipment and other equipment decreased $6.9 million and $2.0 million, respectively. Partially offsetting these decreases, sales of used material handling equipment and aerial work platform equipment increased $2.3 million and $2.0 million, respectively.

New Equipment Sales Revenues. Our new equipment sales decreased $21.0 million, or 18.5%, to $92.7 million for the year ended December 31, 2021, from $113.7 million for the same period in 2020. This decrease in new equipment sales was driven largely by the decrease in sales of new earthmoving equipment, partially due to the sale of our two Arkansas distributor locations. The Arkansas sale is described in more detail in Note 3 to our Consolidated Financial Statements. Sales of new earthmoving equipment, other equipment, material handling equipment and aerial work platform equipment decreased $11.8 million, $4.5 million, $3.7 million and $0.9 million, respectively.

Parts Sales Revenues. Our parts sales revenues decreased $0.3 million, or 0.4%, to $65.6 million for the year ended December 31, 2021 from $65.9 million for the same period in 2020. The decrease in parts sales was largely attributable to decreases in parts sales for our aerial work platform equipment and other equipment.

Services Revenues. Our services revenues for the year ended December 31, 2021 decreased $3.0 million, or 8.2%, to $33.0 million from $36.0 million in the same period last year. The decrease in service revenues was largely attributable to decreases across all product lines.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are generally not allocated to our reportable segments. For the year ended December 31, 2021, our other revenues were $6.5 million, a decrease of approximately $0.7 million, or 9.3%, from $7.2 million in 2020.

Gross Profit.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2021	2020	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (loss):
Equipment rentals
Rentals	$315,867	$258,116	$57,751	22.4%
Rentals other	(238)	(608)	370	(60.9)%
Total equipment rentals	315,629	257,508	58,121	22.6%
Used equipment sales	48,922	44,970	3,952	8.8%
New equipment sales	11,855	12,207	(352)	(2.9)%
Parts sales	17,277	17,750	(473)	(2.7)%
Services revenues	21,797	24,464	(2,667)	(10.9)%
Non-segmented revenues gross profit (loss)	(117)	164	(281)	171.3%
Total gross profit	$415,363	$357,063	$58,300	16.3%

Total Gross Profit. Our total gross profit was $415.4 million for the year ended December 31, 2021 compared to $357.1 million for the year ended December 31, 2020, an increase of $58.3 million, or 16.3%. Total gross profit margin for the year ended December 31, 2021 was approximately 39.1%, an increase of 3.6% from the 35.5% gross profit margin for the same period in 2020. Gross profit and gross margin for all reportable segments and non-segmented other are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the year ended December 31, 2021 increased $58.1 million, or 22.6%, to approximately $315.6 million from $257.5 million in 2020. Total gross profit margin from equipment rentals for the year ended December 31, 2021 was approximately 43.3% compared to 40.0% for the year ended December 31, 2020, an increase of 3.3%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenue gross profit increased $57.8 million to $315.9 million for the year ended December 31, 2021 compared to $258.1 million for the year ended December 31, 2020. The increase in rentals gross profit was the result of a $71.9 million increase in rental revenues for the year ended December 31, 2021 compared to last year, which was partially offset by a $2.3 million increase in rental equipment depreciation expense and an $11.8 million increase in rental expenses. The increase in rental expenses is primarily due to increased rental activity in 2021 compared to 2020. Gross profit margin on rentals for the year ended December 31, 2021 was approximately 48.4% compared to 44.4% in 2020, an increase of 4.0%. As a percentage of rental revenues, rental expenses were 16.7% and 16.8% for the years ended December 31, 2021 and 2020, respectively, a decrease of 0.1%. Depreciation expense was 34.9% of rental revenues for the year ended December 31, 2021 compared to 38.8% for the same period in 2020, a decrease of 3.9%, which is primarily a result of the increases in rental revenues.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the year ended December 31, 2021 was $0.2 million compared to a gross loss of $0.6 million for the year ended December 31, 2020, an increase of $0.4 million. Gross loss margin was 0.3% for the year ended December 31, 2021 compared to a gross loss margin of 1.0% for the same period last year, a decrease of 0.7%.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2021 increased $4.0 million, or 8.8%, to $48.9 million compared to $45.0 million in 2020 on a decrease in total used equipment sales of $4.5 million. Gross profit margin on used equipment sales for the year ended December 31, 2021 was approximately 36.2%, an increase of 4.0%

from 32.2% in 2020. The increase in gross profit margin was primarily due to the mix of used equipment sold combined with higher gross margins on used aerial work platform equipment sales. Our used equipment sales from the rental fleet, which comprised approximately 94.6% and 95.1% of our used equipment sales for the years ended December 31, 2021 and 2020, respectively, were approximately 161.1% and 150.3% of net book value for the years ended December 31, 2021 and 2020, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2021 decreased approximately $0.4 million, or 2.9%, to $11.9 million from $12.2 million in 2020, on a new equipment sales decrease of $21.0 million. Gross profit margin on new equipment sales for the year ended December 31, 2021 was 12.8%, up 2.1% from 10.7% for the year ended December 31, 2020, primarily as a result of higher gross margins on new earthmoving equipment sales.

Parts Sales Gross Profit. For the year ended December 31, 2021, our parts sales revenue gross profit decreased $0.5 million, or 2.7%, to $17.3 million from $17.8 million for the same period in 2020, on a $0.3 million decrease in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2021 was 26.3%, a decrease of approximately 0.6% from 26.9% in the same period in 2020, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the year ended December 31, 2021, our services revenues gross profit decreased $2.7 million, or 10.9%, to $21.8 million from $24.5 million for the same period in 2020, on a $3.0 million decrease in services revenues. Gross profit margin on services revenues for the years ended December 31, 2021 and 2020 was 66.0% and 68.0%, respectively, a decrease of 2.0%, as a result of services revenues mix.

Non-Segmented Other Gross Profit (Loss). Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to our reportable segments. Our non-segmented other gross loss was approximately $0.1 million for the year ended December 31, 2021 compared to a gross profit of $0.2 million for the same period last year, a decrease of $0.3 million.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $24.2 million, or 9.1%, to $290.1 million for the year ended December 31, 2021 compared to $265.9 million for the year ended December 31, 2020. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, incentive compensation, payroll taxes and related employee benefits increased $24.1 million, primarily as a result of headcount increases, commission and incentive compensation increases related to increased revenues and increased employee hours as compared to the prior year's decreases in response to COVID-19. Facility expenses and fuel and utility expenses increased $3.1 million, and $1.3 million, respectively. Partially offsetting these increases are decreases to bad debt expense and insurance expense which decreased $2.1 million and $1.7 million, respectively. Approximately $13.2 million of incremental SG&A expenses were attributable to branches opened since January 1, 2020 with less than a full year of comparable operations in either or both of the years ended December 31, 2021 and 2020.

As a percentage of total revenues, SG&A expenses were 27.3% for the year ended December 31, 2021 compared to 26.4% for the year ended December 31, 2020, an increase of approximately 0.9%.

Impairment of Goodwill. There was no impairment of goodwill for the year ended December 31, 2021. Impairment of goodwill incurred in the year ended December 31, 2020 amounted to $55.7 million. The 2020 impairment related to fully impairing one reporting unit, Equipment Rental Component 2.

Gain on Sales of Property and Equipment, Net. During the year ended December 31, 2021, gain on sales of property and equipment, net amounted to $7.7 million for the period, compared to $8.4 million for the year ended December 31, 2020, a decrease of approximately $0.7 million. This decrease is primarily due to a gain in the prior year on a sale-leaseback transaction in the first quarter of 2020 and a gain on a company-owned closed branch location in the second quarter of 2020. Partially offsetting these decreases was the Company's sale of our Little Rock, Arkansas and Springdale, Arkansas branch locations during the third quarter of 2021. For additional information on our Arkansas sale, see Note 3 to our Consolidated Financial Statements.

Other Income (Expense). For the year ended December 31, 2021, our net other expenses decreased approximately $52.6 million to $50.6 million compared to $103.2 million for the same period in 2020. During the year ended December 31, 2020, we recognized a $44.6 million loss due to the early extinguishment of our Old Notes. For additional information regarding the extinguishment of our Old Notes and the issuance of our New Notes, see Note 9 to our Consolidated Financial Statements.

Interest expense decreased approximately $8.0 million to $53.8 million for the year ended December 31, 2021 compared to $61.8 million for the year ended December 31, 2020. This decrease was the result of lower interest expense on our Credit Facility, as we had no net borrowings under the Credit Facility in 2021, and lower interest expense on our senior unsecured notes, resulting from the Company’s refinancing of its senior unsecured notes in the fourth quarter of 2020.

Other income, net, decreased less than $0.1 million to $3.2 million for the year ended December 31, 2021 compared to $3.2 million for the year ended December 31, 2020.

Income Taxes. We recorded an income tax expense of $21.2 million for the year ended December 31, 2021 compared to an income tax benefit of approximately $13.4 million for the year ended December 31, 2020. Our effective income tax rate for the year ended December 31, 2021 was 25.9% compared to 22.4% for the same period last year, an increase of 3.4%. The increase in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax. Our rate for the year ended December 31, 2020 included the impact of a $2.6 million income tax expense related to nondeductible goodwill impairment.

On March 27, 2020, the CARES Act was signed into law. The income tax related provisions of the CARES Act did not have a material impact to our recorded income tax benefit for the year ended December 31, 2020. See Note 12 to our Consolidated Financial Statements for a discussion of the CARES Act’s favorable cash impact to our liquidity.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at December 31, 2021 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. For the year ended December 31, 2021, we have a $7.6 million valuation allowance for certain state tax credits that may not be realized.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment revenues:
Equipment rentals
Rentals	$581,144	$671,751	$(90,607)	(13.5)%
Rentals Other	63,301	70,204	(6,903)	(9.8)%
Total equipment rentals	644,445	741,955	(97,510)	(13.1)%
Used equipment sales	139,769	122,591	17,178	14.0%
New equipment sales	113,708	131,798	(18,090)	(13.7)%
Parts sales	65,881	77,569	(11,688)	(15.1)%
Services revenues	35,989	41,521	(5,532)	(13.3)%
Non-Segmented other revenues	7,183	8,327	(1,144)	(13.7)%
Total revenues	$1,006,975	$1,123,761	$(116,786)	(10.4)%

Total Revenues. Our total revenues were $1.0 billion for the year ended December 31, 2020 compared to $1.1 billion for the year ended December 31, 2019, a decrease of $116.8 million, or 10.4%. Revenues of all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the year ended December 31, 2020 decreased $97.5 million, or 13.1%, to $644.4 million from $742.0 million in 2019. The decrease in equipment rental revenues was largely due to decreased demand from the impact of the COVID-19 economic downturn.

Rentals: Rental revenues decreased $90.6 million, or 13.5%, to $581.1 million for the year ended December 31, 2020 compared to $671.8 million for the year ended December 31, 2019. Rental revenues from aerial work platform equipment decreased $36.1 million, material handling rental revenues decreased $21.7 million, and earthmoving rental revenues decreased $14.3 million. Rental revenues from other equipment decreased $13.9 million as compared to the prior period. The product line rental revenue fluctuations above do not include the impact of legacy WRI equipment rental revenues of $4.7 million for February 2019 through April 2019. Our average rental rates, based on the American Rental Association’s calculation methodology, for the year ended December 31, 2020 decreased 2.7% compared to the year ended December 31, 2019. Our average rental rates for the year ended December 31, 2019 do not include the impact of legacy WRI rental revenues for February 2019 through April 2019.

Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2020 decreased 4.2% to 32.6% from 36.8% in 2019. The decrease in comparative rental equipment dollar utilization was primarily the result of the decrease in equipment rental rates as noted above and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 62.9% for the year ended December 31, 2020 compared to 70.0% in the year ended December 31, 2019, a decrease of 7.0%, largely attributable to the decrease in demand due to the economic downturn surrounding the COVID-19 pandemic.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the year ended December 31, 2020 were $63.3 million compared to $70.2 million for the year ended December 31, 2019, a decrease of $6.9 million, or 9.8%, primarily due to the decrease in equipment rental revenues as described above.

Used Equipment Sales Revenues. Our used equipment sales increased $17.2 million, or 14.0%, to $139.8 million for the year ended December 31, 2020, from $122.6 million for the same period in 2019. This increase in used equipment sales reflects some downsizing of our rental fleet in response to COVID-19’s impact on rental demand combined with improved customer demand for used equipment. Sales of used earthmoving equipment, used material handling equipment and other used equipment sales increased $12.2 million, $3.5 million and $2.6 million, respectively. Partially offsetting these increases were decreases of used aerial work platform equipment of $1.4 million.

New Equipment Sales Revenues. Our new equipment sales for the year ended December 31, 2020 decreased $18.1 million, or 13.7%, to $113.7 million from $131.8 million in 2019. This decrease, as noted below, was driven primarily by decreased sales of new equipment from continuing uncertainty related to oil and gas prices, and decreases in sales of our other product lines as customers have delayed, and in some cases, canceled large capital purchases due to the uncertainty surrounding the COVID-19 pandemic. Sales of new material handling equipment, earthmoving equipment and aerial work platform equipment decreased $14.5 million, $5.8 million and $2.9 million, respectively. Partially offsetting these decreases, sales of new other equipment sales increased $4.7 million.

Parts Sales Revenues. Our parts sales revenues decreased $11.7 million, or 15.1%, to $65.9 million for the year ended December 31, 2020 from $77.6 million for the same period in 2019. The decrease in parts sales was largely attributable to decreases in equipment parts sales across all product lines, reflecting the COVID-19 impacts on our parts business.

Services Revenues. Our services revenues for the year ended December 31, 2020 decreased $5.5 million, or 13.3%, to $36.0 million from $41.5 million in the same period last year. The decrease in service revenues was largely attributable to decreases in earthmoving equipment, aerial work platforms and material handling equipment services.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are generally not allocated to our reportable segments. For the year ended December 31, 2020, our other revenues were $7.2 million, a decrease of approximately $1.1 million, or 13.7%, from $8.3 million in 2019.

Gross Profit.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2020	2019	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (loss):
Equipment rentals
Rentals	$258,116	$335,369	$(77,253)	(23.0)%
Rentals Other	(608)	1,112	(1,720)	(154.7)%
Total equipment rentals	257,508	336,481	(78,973)	(23.5)%
Used equipment sales	44,970	41,823	3,147	7.5%
New equipment sales	12,207	15,512	(3,305)	(21.3)%
Parts sales	17,750	22,331	(4,581)	(20.5)%
Services revenues	24,464	28,408	(3,944)	(13.9)%
Non-Segmented other gross profit (loss)	164	(1,737)	1,901	109.4%
Total gross profit	$357,063	$442,818	$(85,755)	(19.4)%

Total Gross Profit. Our total gross profit was $357.1 million for the year ended December 31, 2020 compared to $442.8 million for the year ended December 31, 2019, a decrease of $85.8 million, or 19.4%. Total gross profit margin for the year ended December 31, 2020 was approximately 35.5%, a decrease of 3.9% from the 39.4% gross profit margin for the same period in 2019. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the year ended December 31, 2020 decreased $79.0 million, or 23.5%, to approximately $257.5 million from $336.5 million in 2019. Total gross profit margin from equipment rentals for the year ended December 31, 2020 was approximately 40.0% compared to 45.4% for the year ended December 31, 2019, a decrease of 5.4%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenue gross profit decreased $77.3 million to $258.1 million for the year ended December 31, 2020 compared to $335.4 million for the year ended December 31, 2019. The decrease in rentals gross profit was the result of a $90.6 million decrease in rental revenues for the year ended December 31, 2020 compared to the prior year, which was partially offset by a $9.2 million decrease in rental depreciation expense and $4.2 million decrease in rental expenses. The decreases in rental depreciation expense and rental expenses are primarily due to a smaller fleet size in 2020 compared to 2019 due to the decrease in capital expenditures in 2020 due to the COVID-19 pandemic. Gross profit margin on rentals for the year ended December 31, 2020 was approximately 44.4% compared to 49.9% in 2019, a decrease of 5.5%. As a percentage of rental revenues, rental expenses were 16.8% and 17.5% for the years ended December 31, 2020 and 2019, respectively, a decrease of 0.7%. Depreciation expense was 38.8% of rental revenues for the year ended December 31, 2020 compared to 34.9% for the same period in 2019, an increase of 3.9%.

Rentals Other: Our rentals other consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the year ended December 31, 2020 was $0.6 million compared to a gross profit of $1.1 million for the year ended December 31, 2019, a decrease of $1.7 million. Gross loss margin was 1.0% for the year ended December 31, 2020 compared to a gross profit margin of 1.6% for the same period last year, a decrease of 2.5%.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2020 increased approximately $3.1 million, or 7.5%, to $45.0 million from $41.8 million in 2019, on a used equipment sales increase of $17.2 million. Gross profit margin on used equipment sales for the year ended December 31, 2020 was 32.2%, down 1.9% from 34.1% for the year ended December 31, 2019, primarily as a result of lower gross margins on all product lines. Our used equipment sales from the rental fleet, which comprised approximately 95.1% and 93.8% of our used equipment sales for the years ended December 31, 2020 and 2019, respectively, were approximately 150.3% and 156.6% of net book value for the years ended December 31, 2020 and 2019, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2020 decreased $3.3 million, or 21.3%, to $12.2 million compared to $15.5 million in 2019 on a decrease in total new equipment sales of $18.1 million. Gross profit margin on new equipment sales for the year ended December 31, 2020 was approximately 10.7%, a decrease of 1.1% from 11.8% in 2019. The decrease in gross profit margin was primarily due to the mix of new equipment sold combined with lower gross margins on new earthmoving equipment sales.

Parts Sales Gross Profit. For the year ended December 31, 2020, our parts sales revenue gross profit decreased $4.6 million, or 20.5%, to $17.8 million from $22.3 million for the same period in 2019, on a $11.7 million decrease in parts sales revenues. Gross profit margin on parts sales for the year ended December 31, 2020 was 26.9%, a decrease of approximately 1.9% from 28.8% in the same period in 2019, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the year ended December 31, 2020, our services revenues gross profit decreased $3.9 million, or 13.9%, to $24.5 million from $28.4 million for the same period in 2019, on a $5.5 million decrease in services revenues. Gross profit margin on services revenues for the years ended December 31, 2020 and 2019 was 68.0% and 68.4%, respectively, a decrease of 0.4%, as a result of services revenues mix.

Non-Segmented Other Gross Profit (Loss). Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to our reportable segments. Our non-segmented other gross profit was approximately $0.2 million for the year ended December 31, 2020 compared to a gross loss of $1.7 million in the prior year, an increase of $1.9 million.

Selling, General and Administrative Expenses. SG&A expenses decreased approximately $21.1 million, or 7.3%, to $265.9 million for the year ended December 31, 2020 compared to $287.0 million for the year ended December 31, 2019. The net decrease in SG&A expenses was attributable to several factors. Employee salaries, wages, payroll taxes and related employee benefit and other employee expenses decreased $20.8 million, primarily as a result of lower commissions and incentive pay combined with headcount reductions and reduced employee hours in response to COVID-19’s impact to our business. Promotional expenses decreased $1.9 million. Bad debt expense decreased $1.7 million and supplies expense decreased $1.3 million. Non-real estate lease operating expenses decreased $1.4 million and fuel and utilities costs decreased $0.6 million. These decreases were partially offset by a $5.2 million increase in liability insurance costs, a $1.2 million increase in depreciation and amortization expenses and a $0.6 million increase in legal and professional fees. Approximately $4.4 million of incremental SG&A expenses were attributable to branches opened since January 1, 2019 with less than a full year of comparable operations in either or both of the years ended December 31, 2020 and 2019. As a percentage of total revenues, SG&A expenses were 26.4% for the year ended December 31, 2020 compared to 25.5% for the year ended December 31, 2019, an increase of approximately 0.9%.

Impairment of Goodwill. Impairment of goodwill incurred in the year ended December 31, 2020 was $55.7 million, compared to $3.7 million in 2019. The 2020 impairment related to one reporting unit, Equipment Rental Component 1. The 2019 impairment related to two of our six reporting units, New Equipment Sales and Service Revenues. See Note 2 to our Consolidated Financial Statements for additional information.

Gain on Sales of Property and Equipment, Net. During the year ended December 31, 2020, gain on sales of property and equipment, net amounted to $8.4 million for the period, compared to $4.5 million for the year ended December 31, 2019, an increase of approximately $3.9 million. This increase is primarily due to a gain on a sale-leaseback transaction in the first quarter of 2020, a gain on a company-owned closed branch location in the second quarter of 2020 and gains on sales in the normal course of business.

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

Income Taxes. We recorded an income tax benefit of $13.4 million for the year ended December 31, 2020 compared to an income tax expense of approximately $22.7 million for the year ended December 31, 2019. Our effective income tax rate for the year ended December 31, 2020 was 22.4% compared to 24.7% for the prior year, a decrease of 2.3%. The decrease in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax. Our rate for the year ended December 31, 2020 includes the impact of $2.6 million income tax expense related to nondeductible goodwill impairment.

On March 27, 2020, the CARES Act was signed into law. The income tax related provisions of the CARES Act did not have a material impact to our recorded income tax benefit for the year ended December 31, 2020. See Note 12 to our Consolidated Financial Statements for a discussion of the CARES Act’s favorable cash impact to our liquidity. We are continuing to evaluate any further impact that the CARES Act may have on the Company’s future operations, financial position and liquidity.

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

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2021, the cash provided by our operating activities was $259.6 million. Our reported net income for both continuing and discontinued operations of $102.5 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, amortization of finance lease right-of-use assets, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, gain on sale of discontinued operations and net gains on the sale of long-lived assets, provided positive cash flows of $316.6 million. These cash flows from operating activities were positively impacted by a $11.3 million increase in manufacturing flooring plans payable, a $11.2 million increase in accounts payable and a $2.9 million decrease in receivables. Partially offsetting these positive cash flows were a $56.6 million increase in inventories and a $14.9 million decrease in accrued expenses and other liabilities. Additionally, prepaid expenses and other assets increased $10.9 million.

For the year ended December 31, 2020, the cash provided by our operating activities was $286.0 million. Our reported net loss for both continuing and discontinued operations of $32.7 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, amortization of finance lease right-of-use assets, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, goodwill impairment, loss on early extinguishment of debt and net gains on the sale of long-lived assets, provided positive cash flows of $296.2 million. These cash flows from operating activities were positively impacted by a $9.3 million decrease in receivables and a $31.0 million increase in accounts payable. Partially offsetting these positive cash flows were a $23.2 million decrease in accrued expenses and other liabilities, a $9.5 million increase in inventories, and a $15.6 million decrease in manufacturing flooring plans payable. Additionally, prepaid expenses and other assets increased $0.1 million and deferred compensation payable decreased $2.1 million.

Cash Flow from Investing Activities. For the year ended December 31, 2021, net cash used in our investing activities were approximately $171.0 million. Proceeds from the sale of discontinued operations were $135.9 million; see additional information on the Crane Sale in Note 3 to our Consolidated Financial Statements. The purchases of rental and non-rental equipment totaled approximately $452.7 million and proceeds from the sale of rental and non-rental equipment were approximately $145.8 million.

For the year ended December 31, 2020, net cash provided by our investing activities were approximately $21.1 million. The purchases of rental and non-rental equipment totaled approximately $135.0 million and proceeds from the sale of rental and non-rental equipment were approximately $156.1 million.

Cash Flow from Financing Activities. For the year ended December 31, 2021, our cash provided by our financing activities was exceeded by our cash used in financing activities, resulting in net cash used in our financing activities of $42.2 million. Borrowings and payments offset one another under our Credit Facility for the year ended December 31, 2021. Dividends paid were $39.7 million, or $1.10 per common share, treasury stock purchases were approximately $2.1 million and payments on finance lease obligations were $0.2 million for the year ended December 31, 2021. Deferred financing costs paid totaled $0.1 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At December 31, 2021, we had no outstanding borrowings under the Credit Facility and we could borrow up to $741.3 million, which with cash on hand amounted to a liquidity position of $1.1 billion. On October 1, 2021, we sold our crane business and the disposition had no impact on our borrowing availability. For further information on the sale of our crane business, see Note 3 to our Consolidated Financial Statements. We did not have any negative impacts to our liquidity position under the Credit Facility as a result of discontinued operations or the COVID-19 pandemic, nor do we have any covenant violations related to the Credit Facility. At February 17, 2022, our liquidity position was $1,087.6 million, including available borrowings under our Credit Facility and cash on hand.

For additional information regarding our senior secured credit facility, see Note 10 to our Consolidated Financial Statements.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of used, new and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash historically have been to fund operating activities and working capital (including used and new equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for both continuing and discontinued operations for the year ended December 31, 2021 and 2020 were approximately $436.8 million and $138.7 million, respectively, including $18.7 million and $22.4 million, respectively, of non-cash transfers from used and new equipment to rental fleet inventory. This increase in rental fleet capital expenditures reflects our response to improved rental demand in 2021. Our gross property and equipment capital expenditures for both continuing and discontinued operations for the year ended December 31, 2021 and 2020 were $34.6 million and $18.7 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the New Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At December 31, 2021, we have cash on hand of approximately $357.3 million. At December 31, 2021, we had available borrowings of $741.3 million, net of $8.7 million of outstanding letters of credit, the same available borrowings as of December 31, 2020. At February 17, 2022, we had $740.3 million of available borrowings under the Credit Facility, net of a $9.7 million of outstanding letters of credit. We do not expect our liquidity to be materially negatively impacted by the remaining effects of the COVID-19 pandemic or discontinued operations.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments. We have no off-balance sheet arrangements. In tabular format below, we have disclosed our analysis of material cash requirements from known contractual and other obligations as of December 31, 2021.

	Payments Due by Year
	Total	2022	2023-2024	2025-2026	Thereafter
	(Amounts in thousands)
Senior unsecured notes (1)	$1,250,000	$—	$—	$—	$1,250,000
Interest payments on senior unsecured notes (2)	339,063	48,438	96,875	96,875	96,875
Senior secured credit facility fees (3)	5,788	2,776	3,012	—	—
Operating lease liabilities (4)	201,122	24,158	48,598	45,939	82,427
Other lease commitments (5)	11,679	1,018	2,217	2,286	6,158
Other long-term obligations (6)	20,924	8,058	12,866	—	—
Total contractual cash obligations	$1,828,576	$84,448	$163,568	$145,100	$1,435,460

(1)
See Note 9 to our Consolidated Financial Statements for additional information regarding our New Notes.
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
(5)
Represents total minimum operating lease rental payments for leases executed but not commenced as of December 31, 2021.
(6)
Represents amounts due on manufacturer flooring plans payable, which are used to finance certain purchases of new equipment inventory and rental equipment.

As of December 31, 2021, we had standby letters of credit issued under our Credit Facility totaling $8.7 million that expire in May 2022. Prior to its expiration, during January 2022 the Company amended its letters of credit to $9.7 million under similar terms.

Quarterly Dividend

On each of February 11, 2021, May 14, 2021, August 11, 2021 and November 10, 2021, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which were paid on March 12, 2021, June 18, 2021, September 17, 2021 and

December 10, 2021, respectively, totaling approximately $39.7 million. On February 11, 2022, the Company announced a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on March 1, 2022, which is to be paid on March 18, 2022.

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

Effective January 1, 2018, we completed the acquisition of CEC, a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations. Effective April 1, 2018, we completed the acquisition of Rental Inc., an equipment rental and distribution company with five branch locations in Alabama and Florida. Effective February 1, 2019, we completed the acquisition of WRI, an equipment rental company with six branch locations in Central Texas. See Note 3 to our Consolidated Financial Statements for additional information on these acquisitions.

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

At December 31, 2021, we had no outstanding borrowings under the Credit Facility. At February 17, 2022, we had no outstanding borrowings, with $740.3 million of available borrowings, net of a $9.7 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of December 31, 2021 on the fixed-rate senior unsecured notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8. Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries

See Note 17 to our Consolidated Financial Statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Goodwill Impairment Assessment

As described in Note 2 to the consolidated financial statements, the Company has recognized goodwill of approximately $63.1 million as of December 31, 2021. The Company performs its annual impairment assessment on October 1st every year or more frequently if events or circumstances dictate. The Company performed a quantitative assessment for its required annual goodwill impairment evaluation, which consisted of a comparison between the fair value of its reporting units to the carrying value. The results of the quantitative impairment test indicated that all reporting units had an estimated fair value in excess of the carrying value. A combination of the income and the market approaches were used to estimate the fair value of the Company’s reporting units.

We identified management’s judgments used in the income approach in estimating the fair value of the reporting units with goodwill balances as a critical audit matter. Significant judgments are required by management to develop assumptions used in the discounted cash flow analysis including internally projected results of operations, the weighted average cost of capital (“WACC”), and the terminal value growth rate. Auditing these assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures and evaluating audit evidence obtained and involved the use of professionals with specialized skill and knowledge to assist in performing these procedures.

The primary procedures we performed to address this critical audit matter included:

•
Testing the completeness, accuracy and relevance of the underlying data used in the discounted cash flow analysis.
•
Evaluating the reasonableness of management’s assumptions used in the Company’s discounted cash flow analysis, including evaluating whether the internally projected results of operations were reasonable, considering the historical performance of the reporting units. consistency with industry data, and consistency with evidence obtained through other areas of the audit.
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

Dallas, Texas

February 24, 2022

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2021	2020
	(Amounts in thousands, except share and per share amounts)
Assets
Cash	$357,296	$310,882
Receivables, net of allowance for doubtful accounts of $4,178 and $4,489, respectively	157,226	150,502
Inventories, net of reserves for obsolescence of $73 and $230, respectively	75,299	41,890
Prepaid expenses and other assets	21,081	10,293
Rental equipment, net of accumulated depreciation of $722,646 and $667,445, respectively	1,116,456	989,423
Property and equipment, net of accumulated depreciation and amortization of $161,913 and $145,422, respectively	112,281	108,919
Operating lease right-of-use assets, net of accumulated amortization of $36,884 and $23,268, respectively	151,222	152,662
Finance lease right-of-use assets, net of accumulated amortization of $2,213 as of December 31, 2020	—	203
Deferred financing costs, net of accumulated amortization of $15,818 and $15,119, respectively	1,458	2,157
Intangible assets, net of accumulated amortization of $14,709 and $10,939, respectively	24,991	28,961
Goodwill	63,137	63,137
Assets held for sale	—	121,455
Total assets	$2,080,447	$1,980,484
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$95,604	$75,262
Manufacturer flooring plans payable	20,924	9,615
Accrued expenses payable and other liabilities	63,908	67,120
Dividends payable	128	155
Senior unsecured notes, net of unaccreted discount of $8,151 and $9,323 and deferred financing costs of $1,882 and $2,017, respectively	1,239,967	1,238,660
Operating lease liabilities	155,303	156,282
Finance lease liabilities	—	305
Deferred income taxes	201,231	171,010
Liabilities held for sale	—	23,842
Total liabilities	1,777,065	1,742,251
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,353,299 and 40,242,711 shares issued at December 31, 2021 and December 31, 2020, respectively, and 36,141,667 and 36,092,555 shares outstanding at December 31, 2021 and December 31, 2020, respectively	403	401
Additional paid-in capital	244,638	240,206
Treasury stock at cost, 4,211,632 and 4,150,156 shares of common stock held at December 31, 2021 and December 31, 2020, respectively	(68,294)	(66,188)
Retained earnings	126,635	63,814
Total stockholders’ equity	303,382	238,233
Total liabilities and stockholders’ equity	$2,080,447	$1,980,484

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020	2019
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$729,700	$644,445	$741,955
Used equipment sales	135,245	139,769	122,591
New equipment sales	92,677	113,708	131,798
Parts sales	65,623	65,881	77,569
Services revenues	33,034	35,989	41,521
Other	6,518	7,183	8,327
Total revenues	1,062,797	1,006,975	1,123,761
Cost of revenues:
Rental depreciation	227,772	225,424	234,574
Rental expense	109,365	97,604	101,808
Rental other	76,934	63,909	69,092
	414,071	386,937	405,474
Used equipment sales	86,323	94,799	80,768
New equipment sales	80,822	101,501	116,286
Parts sales	48,346	48,131	55,238
Services revenues	11,237	11,525	13,113
Other	6,635	7,019	10,064
Total cost of revenues	647,434	649,912	680,943
Gross profit	415,363	357,063	442,818
Selling, general and administrative expenses	290,129	265,894	286,973
Impairment of goodwill	—	55,664	3,715
Merger and other	662	503	416
Gain from sales of property and equipment, net	7,748	8,410	4,533
Income from operations	132,320	43,412	156,247
Other income (expense):
Interest expense	(53,758)	(61,790)	(68,277)
Loss on early extinguishment of debt	—	(44,630)	—
Other, net	3,162	3,184	3,955
Total other expense, net	(50,596)	(103,236)	(64,322)
Income (loss) before provision (benefit) for income taxes	81,724	(59,824)	91,925
Provision (benefit) for income taxes	21,160	(13,428)	22,735
Net income (loss) from continuing operations	$60,564	$(46,396)	$69,190

Discontinued Operations:
Income from discontinued operations before provision for income taxes	$55,948	$18,438	$23,936
Provision for income taxes	13,972	4,709	5,915
Net income from discontinued operations	$41,976	$13,729	$18,021

Net income (loss)	$102,540	$(32,667)	$87,211

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

(Amounts in thousands, except per share amounts)

	2021	2020	2019
Net income (loss) from continuing operations per common share:
Basic	$1.67	$(1.29)	$1.93
Diluted	$1.66	$(1.29)	$1.92
Net income from discontinued operations per common share:
Basic	$1.16	$0.38	$0.50
Diluted	$1.15	$0.38	$0.50
Net income (loss) per common share:
Basic	$2.83	$(0.91)	$2.43
Diluted	$2.81	$(0.91)	$2.42
Weighted average common shares outstanding:
Basic	36,261	36,067	35,859
Diluted	36,451	36,067	36,033
Dividends declared per common share outstanding	$1.10	$1.10	$1.10

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Amounts in thousands, except share and per share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2018	39,748,562	$396	$231,174	$(63,099)	$88,332	$256,803
Cumulative effect adjustment for Finance Lease pursuant to the adoption of ASC 842	—	—	—	—	(56)	(56)
Stock-based compensation	—	—	4,670	—	—	4,670
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,427)	(39,427)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	173,276	2	—	—	—	2
Repurchases of 58,756 shares of restricted common stock	—	—	—	(1,684)	—	(1,684)
Net income	—	—	—	—	87,211	87,211
Balances at December 31, 2019	39,921,838	398	235,844	(64,783)	136,060	307,519
Stock-based compensation	—	—	4,362	—	—	4,362
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,579)	(39,579)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	320,873	3	—	—	—	3
Repurchases of 76,407 shares of restricted common stock	—	—	—	(1,405)	—	(1,405)
Net loss	—	—	—	—	(32,667)	(32,667)
Balances at December 31, 2020	40,242,711	401	240,206	(66,188)	63,814	238,233
Stock-based compensation	—	—	4,432	—	—	4,432
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,719)	(39,719)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	110,588	2	—	—	—	2
Repurchases of 61,476 shares of restricted common stock	—	—	—	(2,106)	—	(2,106)
Net income	—	—	—	—	102,540	102,540
Balances at December 31, 2021	40,353,299	$403	$244,638	$(68,294)	$126,635	$303,382

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020	2019
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$102,540	$(32,667)	$87,211
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,347	29,359	28,425
Depreciation of rental equipment	231,492	233,809	243,780
Amortization of intangible assets	3,970	3,987	4,132
Amortization of deferred financing costs	971	1,004	1,010
Accretion of note discount, net of premium amortization	1,172	508	477
Non-cash operating lease expense	12,964	12,723	11,680
Amortization of finance lease right-of-use assets	122	162	163
Provision for losses on accounts receivable	1,892	4,018	5,793
Provision for inventory obsolescence	54	127	152
Deferred income taxes	30,221	(9,116)	27,013
Stock-based compensation expense	4,432	4,362	4,670
Gain on sale of discontinued operations	(42,072)	—	—
Impairment of goodwill	—	61,994	12,184
Loss on early extinguishment of debt	—	44,630	—
Gain from sales of property and equipment, net	(7,797)	(10,966)	(4,617)
Gain from sales of rental equipment, net	(50,756)	(47,728)	(46,613)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	2,868	9,328	9,222
Inventories	(56,535)	(9,521)	(19,637)
Prepaid expenses and other assets	(10,923)	(117)	267
Accounts payable	11,208	31,042	(43,358)
Manufacturer flooring plans payable	11,309	(15,586)	1,535
Accrued expenses payable and other liabilities	(14,907)	(23,238)	(4,380)
Deferred compensation payable	—	(2,098)	109
Net cash provided by operating activities	259,572	286,016	319,218
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(106,746)
Proceeds from the sale of discontinued operations	135,945	—	—
Purchases of property and equipment	(34,622)	(18,664)	(43,111)
Purchases of rental equipment	(418,082)	(116,363)	(309,654)
Proceeds from sales of property and equipment	11,884	14,524	6,050
Proceeds from sales of rental equipment	133,900	141,594	127,558
Net cash provided by (used in) investing activities	(170,975)	21,091	(325,903)
Cash flows from financing activities:
Purchases of treasury stock	(2,106)	(1,405)	(1,684)
Borrowings on senior secured credit facility	1,417,770	1,694,055	1,457,744
Payments on senior secured credit facility	(1,417,770)	(1,910,934)	(1,411,626)
Principal payments on senior unsecured notes due 2025	—	(950,000)	—
Costs paid to tender and redeem senior unsecured notes due 2025	—	(40,944)	—
Proceeds from issuance of senior unsecured notes due 2028	—	1,250,000	—
Payments of deferred financing costs	(135)	(11,404)	(559)
Dividends paid	(39,748)	(39,595)	(39,388)
Payments of finance lease obligations	(194)	(245)	(232)
Net cash provided by (used in) financing activities	(42,183)	(10,472)	4,255
Net increase (decrease) in cash	46,414	296,635	(2,430)
Cash, beginning of year	310,882	14,247	16,677
Cash, end of year	$357,296	$310,882	$14,247

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020	2019
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Accrued acquisition purchase price consideration	$—	$—	$3,432
Non-cash asset purchases:
Assets transferred from used and new inventory to rental fleet	$18,669	$22,384	$39,478
Purchases of property and equipment included in accrued expenses payable and other liabilities	$425	$(429)	$468
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$—	$—	$162,814
Finance lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$—	$—	$782
Operating lease assets obtained in exchange for new operating lease liabilities	$13,565	$18,372	$7,094
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$51,748	$76,547	$66,608
Income taxes paid (refunds received), net	$4,810	$(223)	$996

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Organization and Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. (or “the Company”, “we”, “us”, or “our”) is one of the largest rental equipment companies in the nation, serving customers across 24 states. The Company’s fleet is versatile with an equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast States, Southeast, and Mid-Atlantic regions.

COVID-19

The novel coronavirus (“COVID-19”) was first identified in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic and recommended containment and mitigation measures worldwide. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. The subsequent spread of COVID-19 during 2020 and the resulting economic contraction resulted in increased business uncertainty in our industry. As the impact of COVID-19 became more widespread, our equipment rental utilization and sales volumes began to decline from February 2020 levels through mid-April 2020, where we began to see utilization and sales levels stabilize and improve for the remainder of 2020. We continue to see overall improvements with utilization levels beginning in March 2021 returning to approximate pre-COVID utilization levels. The timing and extent of any subsequent contraction in our equipment rental utilization and sales volumes due to COVID-19 will depend on a number of factors, including a widespread resurgence in COVID-19 infections, the rate of vaccinations, vaccine efficacy, a global supply chain disruption, the impact to capital and financial markets and the related impact on our customers. We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers.

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

On October 1, 2021, the Company sold its crane business (the “Crane Sale”). The results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Operations for all periods presented and the related assets and liabilities associated with discontinued operations are classified as held for sale in the Consolidated Balance Sheet at December 31, 2020. The Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Acquisitions and Dispositions”. All results and information in the consolidated financial statements are presented as continuing operations and exclude the Crane Sale unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3.

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

Revenue Recognition

We recognize revenue in accordance with two different Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) standards: 1) Topic 606 and 2) Topic 842.

Under Topic 606, Revenue from Contracts with Customers, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Our contracts with customers generally do not include multiple performance obligations. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

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

The tables below summarize our revenues as presented in our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 by revenue type and by the applicable accounting standard (amounts in thousands).

	Year Ended December 31, 2021
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$617,831	$354	$618,185
Re-rent revenue	34,819	—	34,819
Ancillary and other rental revenues:
Delivery and pick-up	—	40,523	40,523
Other	36,173	—	36,173
Total ancillary rental revenues	36,173	40,523	76,696
Total equipment rental revenues	688,823	40,877	729,700
Used equipment sales	—	135,245	135,245
New equipment sales	—	92,677	92,677
Parts sales	—	65,623	65,623
Services revenues	—	33,034	33,034
Other	—	6,518	6,518
Total revenues	$688,823	$373,974	$1,062,797

	Year Ended December 31, 2020
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$557,166	$471	$557,637
Re-rent revenue	23,507	—	23,507
Ancillary and other rental revenues:
Delivery and pick-up	—	35,793	35,793
Other	27,508	—	27,508
Total ancillary rental revenues	27,508	35,793	63,301
Total equipment rental revenues	608,181	36,264	644,445
Used equipment sales	—	139,769	139,769
New equipment sales	—	113,708	113,708
Parts sales	—	65,881	65,881
Services revenues	—	35,989	35,989
Other	—	7,183	7,183
Total revenues	$608,181	$398,794	$1,006,975

	Year Ended December 31, 2019
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$647,123	$621	$647,744
Re-rent revenue	24,007	—	24,007
Ancillary and other rental revenues:
Delivery and pick-up	—	40,049	40,049
Other	30,155	—	30,155
Total ancillary rental revenues	30,155	40,049	70,204
Total equipment rental revenues	701,285	40,670	741,955
Used equipment sales	—	122,591	122,591
New equipment sales	—	131,798	131,798
Parts sales	—	77,569	77,569
Services revenues	—	41,521	41,521
Other	—	8,327	8,327
Total revenues	$701,285	$422,476	$1,123,761

Revenues by reporting segment are presented in Note 18, using the revenue captions reflected in our consolidated statements of operations. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segment in Note 18, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

Nature of goods and services

Lease revenues

Topic 842

Owned equipment rentals: Owned equipment rentals represent revenues from renting equipment. We account for these rental contracts as operating leases. We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Our equipment is generally rented for short periods of time (less than a year). Because the rental contracts can extend across multiple reporting periods, we record unbilled rental revenues and deferred rental revenues at the end of reporting periods so rental revenues earned is appropriately stated for the periods presented. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. In some cases, a rental contract may contain a rental purchase option, whereby the customer has an option to purchase the rented equipment at the end of the term for a specified price. Revenues related to the rental contract will be accounted for as an operating lease as the option to purchase is not reasonably certain to be exercised. Lessees do not provide residual value guarantees on rented equipment.

Re-rent revenue: Re-rent revenue reflects revenues from equipment that we rent from vendors and then rent to our customers. We account for such rentals as subleases. The accounting for re-rent revenue is the same as the accounting for owned equipment rentals described above.

Other equipment rental revenue: Other equipment rental revenue is primarily comprised of (i) revenue from customers who purchase insurance to protect against potential damages or loss to the equipment they rent, (ii) environmental charges associated with the rental of equipment, and (iii) fuel recovery fees charged to customers. Fuel consumption charges are recognized upon return of the rental equipment when fuel consumption by the customer, if any, can be measured. Income from environmental fees and damage waiver insurance policies are recognized when earned over the period the equipment is rented.

Revenues from contracts with customers (Topic 606)

Substantially all of our revenues under Topic 606 are recognized at a point-in-time rather than over time.

Owned equipment rentals: An insignificant portion of our total equipment rental revenues are recognized pursuant to Topic 606 rather than pursuant to Topic 842. These revenues represent services performed by us in connection with the rental of equipment and are comprised of customer training fees on rented equipment and setup and configuration services on rental equipment. Revenues for these services are recognized upon completion of such services. See discussion above regarding rental revenues recognized pursuant to Topic 842.

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

Services revenues: We derive our services primarily from maintenance and repair services to customers for equipment that we rent or sell and from customers owned equipment. We recognize services revenues at the time such services are completed, which is when the customer obtains control of the promised service.

Other revenues: Other non-segmented revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments.

Receivables and contract assets and liabilities

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 842.

We believe concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers. Our largest customer accounted for less than two percent of total revenues for the years ended December 31, 2021, 2020 and 2019. No single customer accounted for more than 10% of our revenues on an overall or segment basis for any of the three years ended December 31, 2021. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is in our rental operations, which as discussed above is accounted for under Topic 842 and represents 69% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts as of December 31, 2021. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2021, 2020 and 2019 were approximately 0.2%, 0.4% and 0.5%, respectively.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the years ended December 31, 2021, 2020 or 2019 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2021, 2020 and 2019 was not material.

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

Inventories

We measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For used and new equipment inventories, cost is determined by specific-identification. For inventories of parts and supplies, cost is determined by using average cost.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the assets’ estimated useful lives using the straight-line method. Ordinary repair and maintenance costs are included in selling, general and administrative (“SG&A”) expenses on our consolidated statements of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the statements of operations in gains from sales of property and equipment, net.

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

When events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. In support of our review for indicators of impairment, we perform a review of our long-lived assets at the branch level relative to branch performance and conclude whether indicators of impairment exist. We did not record any impairment losses related to our rental equipment or property and equipment during the years ended December 31, 2021, 2020 or 2019.

Goodwill

We have made acquisitions in the past that included the recognition of goodwill. Goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. We evaluate goodwill for impairment at least annually, as of October 1, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Historically, we have identified two components within our Rental operating segment (Equipment Rental Component 1 and Equipment Rental Component 2) and have determined that each of our other operating segments (Used Equipment Sales, New Equipment Sales, Parts Sales and Service Revenues) represent a reporting unit, resulting in six total reporting units. As of October 1,

2021 and driven by the strategic shift in our business that led to discontinued operations presentation, we determined that the historical Equipment Rental Component 2 reporting unit differentiation within the rental operating segment was no longer applicable to our current business. As such, we no longer identify two components within the rental equipment operating segment and the Company now has five reporting units which align with our operating segments. Further, the Equipment Rental Component 2 reporting unit was fully impaired during 2020.

Topic 350 consists of a one-step assessment to determine whether goodwill is impaired (“Step 1”). Step 1 requires an entity to compare each reporting unit’s carrying value, including goodwill, with its fair value. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit. An entity also has an option to perform a qualitative assessment (“Step 0”) to determine if the quantitative impairment test is necessary. Considerable judgment is required by management in performing Step 0 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

During 2019, we performed, as of October 1, a Step 1 quantitative assessment of goodwill impairment. For all reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach. Based on this quantitative test, we determined that our Equipment Rental Component 1, Equipment Rental Component 2, Used Equipment Sales and Parts Sales reporting units were not impaired as their respective fair values exceeded their respective carrying values by at least 24% or more. However, the results of the quantitative test indicated that the respective fair values of the New Equipment Sales and Service Revenues reporting units were less than the carrying value of each reporting unit, resulting in a goodwill impairment totaling $3.7 million, or $3.4 million and $0.3 million for the New Equipment Sales and Service Revenues reporting units, respectively. The New Equipment Sales reporting unit impairment was largely due to a sharp decline in our 2019 fourth quarter new equipment sales revenues as over 75% of our full-year new equipment sales decline occurred in the fourth quarter. This decline, combined with our new equipment sales revenues growth rate and operating results assumptions for the forecast period under the income approach, resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in an impairment charge. The impairment of the Service Revenues reporting unit was largely due to our service revenues growth rate and operating results assumptions for the forecast period under the income approach, which resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value as of October 1, 2019, resulting in an impairment charge.

Based on our evaluation of the impact to our business in the first quarter of 2020 from the COVID-19 pandemic, we identified triggering events requiring an interim impairment test as of March 31, 2020. These triggering events included a deterioration in macroeconomic conditions, declines in business volume in our industry, a decline in our actual revenue and earnings compared with our planned revenue and earnings, and a sustained decrease in our stock price. For the interim impairment test as of March 31, 2020, we estimated the fair value of our reporting units by equally weighting results from the income approach and the market approach. We compared those fair values to the carrying values of our four reporting units with carrying values, and determined that our Equipment Rental Component 2 reporting unit had a fair value less than its carrying value, resulting in a $55.7 million impairment charge. The impairment was largely due to Equipment Rental Component 2’s forecasted declines in 2020 rental revenues, which was driven by the decrease in equipment rental demand that began in March 2020 as COVID-19’s impact became more widespread across our geographic footprint, combined with our revenue growth rate and cash flow assumptions for the remaining forecast period under the income approach, and the decline in the fair value of Equipment Rental Component 2 based on the market approach from declining business enterprise values of comparable companies in our industry, resulting in a decrease in revenue and EBITDA multiples of those companies. We determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as of the March 31, 2020 interim impairment testing date as their respective fair values exceeded their respective carrying values by approximately 34%, 90% and 40%, respectively.

In addition, during 2020, we performed, as of October 1, a Step 1 quantitative assessment of goodwill impairment. For all reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach. Based on this quantitative test, we determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as of the October 1, 2020 annual impairment testing date as their respective fair values exceeded their respective carrying values by approximately 44%, 90% and 33%, respectively.

We performed a Step 1 quantitative assessment of goodwill impairment as of our annual testing date, October 1, 2021. For all reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill, if applicable, and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach. Based on this quantitative test, we determined that our Equipment Rentals, Used Equipment Sales and Parts Sales reporting units were not impaired as of October 1, 2021 as their respective fair values exceeded their respective carrying values by approximately 50%, 98% and 9%, respectively.

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

The changes in the carrying amount of goodwill for our reporting units for the year ended December 31, 2020 is as follows (amounts in thousands). There were no changes to the carrying amount of goodwill for the year ended December 31, 2021.

	Eq. Rental Comp. 1	Eq. Rental Comp. 2 (1)	Used Eq. Sales	New Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2019	$49,215	$55,981	$8,455	$—	$5,747	$—	$119,398
Decreases (2)	(239)	(317)	(8)	—	(33)	—	(597)
Decreases (3)	—	(55,664)	—	—	—	—	(55,664)
Balance at December 31, 2020	$48,976	$—	$8,447	$—	$5,714	$—	$63,137

(1)
As of October 1, 2021, Equipment Rental Component 2 is no longer a reporting unit, as described above.
(2)
Decreases are related to an adjustment during the first quarter of 2020 from the final closing settlement of the Cobra Equipment Rentals, LLC 2019 acquisition. See Note 3 for further information.
(3)
Decrease is related to the goodwill impairment calculated as of March 31, 2020, as described above.

Intangible assets

Our intangible assets include customer relationships, tradenames and leasehold interests that we acquired in recent acquisitions (see Note 3 for further acquisition information). The customer relationships, tradenames and leasehold interests are amortized on a straight-line basis over estimated useful lives of ten, one and ten years, respectively, from the date of acquisition, which approximates the period of economic benefit.

The gross carrying values, accumulated amortization and net carrying amounts of our major classes of intangible assets as of December 31, 2021 and 2020 are as follows (dollar amounts in thousands):

	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$39,500	$14,629	$24,871	$39,500	$10,679	$28,821
Tradenames	—	—	—	200	200	—
Leasehold interests	200	80	120	200	60	140
Total	$39,700	$14,709	$24,991	$39,900	$10,939	$28,961

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

Total amortization expense for the years ended December 31, 2021, 2020 and 2019 totaled $4.0 million, $4.0 million and $4.1 million, respectively, and is included within SG&A expenses on the consolidated statements of operations. The following table presents the expected amortization expense for each of the next five years ending December 31 and thereafter for those intangible assets with remaining carrying value as of December 31, 2021 (dollar amounts in thousands):

Amortization Expense
2022	$3,970
2023	3,970
2024	3,970
2025	3,970
2026	3,970
Thereafter	5,141
$24,991

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

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2021, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses payable and other liabilities” in our consolidated balance sheets, totaled $7.8 million and our health insurance reserves totaled $2.0 million. At December 31, 2020, our claims reserves related to workers compensation, general liability and automobile liability totaled $7.3 million and our health insurance reserves totaled $1.5 million.

Advertising

Advertising costs are expensed as incurred and totaled $1.1 million, $0.2 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2021 and 2020 are presented in the table below (amounts in thousands).

	December 31, 2021
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$20,924	$19,533
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,239,967	1,242,850

	December 31, 2020
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$9,615	$8,976
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,238,660	1,259,413

At December 31, 2021 and 2020, the fair value of our senior unsecured notes due 2028, respectively, were based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table.

During the years ended December 31, 2021 and 2020, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

Fair Value Measurements on a Nonrecurring Basis

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value only when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. The results of our 2019 goodwill impairment quantitative test indicated that the respective fair values of the New Equipment Sales and Service Revenues reporting units were less than the carrying value of each reporting unit, resulting in a goodwill impairment for the New Equipment Sales and Service Revenues reporting units. The results of our first quarter 2020 goodwill impairment quantitative test indicated that the respective fair values of the Equipment Rental Component 2 reporting unit was less than the carrying value of the reporting unit, resulting in a goodwill impairment for the Equipment Rental Component 2 reporting unit.

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

We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. During the year ended December 31, 2021, we purchased approximately 46.3% of our rental fleet and new equipment from five manufacturers (Komatsu, John Deere, Genie Industries (Terex), JCB, and Skyjack) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Income (loss) per Share

Income (loss) per common share for the years ended December 31, 2021, 2020 and 2019 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of diluted income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the years ended December 31, 2021, 2020 and 2019 were less than 1% of total outstanding shares for each of the years ended December 31, 2021, 2020 and 2019 and consequently, were immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations as presented for the years ended December 31, 2021, 2020 and 2019.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2021	2020	2019
Net income (loss) from continuing operations	$60,564	$(46,396)	$69,190
Net income from discontinued operations	$41,976	$13,729	$18,021
Net income (loss)	$102,540	$(32,667)	$87,211

Weighted average number of common shares outstanding:
Basic	36,261	36,067	35,859
Effect of dilutive non-vested restricted stock	190	—	174
Diluted	36,451	36,067	36,033

Income (loss) per share:
Basic:
Continuing operations	$1.67	$(1.29)	$1.93
Discontinued operations	1.16	0.38	0.50
Net income (loss) per share	$2.83	$(0.91)	$2.43
Diluted:
Continuing operations	$1.66	$(1.29)	$1.92
Discontinued operations	1.15	0.38	0.50
Net income (loss) per share	$2.81	$(0.91)	$2.42

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	23	147	32

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, net of an estimated forfeiture rate, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The estimated forfeiture rate is based on historical experience and revised, if necessary, in subsequent periods for actual forfeitures.

Our 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan”) is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the 2016 Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our 2016 Plan were 1,213,953 shares of common stock as of December 31, 2021.

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2020	377,740	$29.26
Granted	364,981	$18.21
Vested	(203,638)	$25.65
Forfeited	(14,207)	$28.11
Non-vested stock at December 31, 2020	524,876	$23.00
Granted	202,687	$33.28
Vested	(186,042)	$26.83
Forfeited	(61,374)	$25.31
Non-vested stock at December 31, 2021	480,147	$25.56

As of December 31, 2021, we had unrecognized compensation expense of approximately $7.3 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.0 years. Stock compensation expense, which is included in SG&A expenses in the accompanying consolidated statements of operations, for the years ended December 31, 2021, 2020 and 2019 was $4.4 million, $4.4 million and $4.7 million, respectively.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. We intend to continue to monitor the developments with respect to the planned phase-out out of LIBOR and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition. However, we can provide no assurances regarding the impact of the discontinuation of LIBOR as there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. Our exposure related to the expected cessation of LIBOR is limited to the interest expense and certain fees we incur on balances outstanding under our Senior Secured Credit Facility (the “Credit Facility”). As certain U.S. dollar LIBOR settings will continue to be published until June 30, 2023, we amended our credit facility on September 14, 2021 to include benchmark language for an upcoming transition away from LIBOR. The potential impact from the cessation of LIBOR as a reference rate, as well as the applicability of ASU 2020-04, is not currently estimable.

Recently Adopted Accounting Pronouncements

Income Taxes

On January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The adoption did not have a material impact on our consolidated financial statements presented herein.

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
(3)
Acquisitions and Dispositions

2021 Dispositions

Crane Sale

On July 19, 2021, the Company entered into a definitive agreement to sell its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130.0 million in cash, subject to adjustment based on actual amounts of net working capital and crane rental fleet net book value delivered at transaction closing. The Company executed the transaction closing on October 1, 2021, which was subject to customary closing conditions, including regulatory approval under the Hart-Scott-Rodino Act. The closing resulted in proceeds of $135.9 million, subject to finalization of adjustments. This represents the Company’s strategic shift to a pure-play rental business. In accordance with ASC 360, Property, Plant, and Equipment, the Company ceased recording depreciation and amortization for Crane Sale related rental fleet, property, plant and equipment, and right of use lease assets upon qualifying as held for sale. In accordance with ASC 205-20, the Company determined that discontinued operations presentation were met during the third quarter of fiscal year 2021. As part of the divestiture, we entered into a transition services agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, accounting and human resources for a period of sixty days up to six months. Aside from these customary transition services, there will be no continuing involvement with the crane business after its disposal.

The Company reports financial results of the crane business within all of our segments: equipment rentals, used equipment sales, new equipment sales, parts sales and service revenues. Additionally, the crane business is included within the equipment rental component 2, used equipment sales, new equipment sales, parts sales and service revenues goodwill reporting units.

As a result of the agreement to sell its crane business, its results are reported separately as discontinued operations in our consolidated statements of operations for all periods presented and its assets and liabilities have been presented in our consolidated balance sheets as assets and liabilities held for sale as of December 31, 2020. As permitted, the Company elected not to adjust the consolidated statements of cash flows for the years ended December 31, 2021 and 2020 to exclude cash flows attributable to discontinued operations. Accordingly, we disclosed the depreciation, capital expenditures and significant operating and investing non-cash items related to the Crane Sale below.

The following tables (amounts in thousands) present the Crane Sale results as reported in income from discontinued operations within our consolidated statements of operations and the carrying value of assets and liabilities as presented within assets and liabilities held for sale on our consolidated balance sheets.

	Year Ended December 31,
	2021	2020	2019
Revenues:
Equipment rentals	$10,321	$18,548	$24,399
Used equipment sales	11,545	13,383	16,758
New equipment sales	52,286	53,422	107,293
Parts sales	33,268	44,713	46,286
Services revenues	20,855	28,264	26,420
Other	3,755	3,815	3,448
Total revenues	132,030	162,145	224,604
Cost of revenues:
Rental depreciation	3,720	8,385	9,206
Rental expense	1,947	2,454	3,271
Rental other	1,000	1,285	1,521
	6,667	12,124	13,998
Used equipment sales	8,713	9,791	11,253
New equipment sales	46,725	47,565	95,086
Parts sales	25,288	34,024	35,725
Services revenues	6,767	9,651	8,833
Other	3,168	3,434	3,357
Total cost of revenues	97,328	116,589	168,252
Gross profit	34,702	45,556	56,352
Selling, general and administrative expenses	18,872	23,370	24,053
Impairment of goodwill	—	6,330	8,469
Merger and other	2,065	—	—
Gain on sales of property and equipment, net	49	2,556	84
Gain on sale of discontinued operations	42,072	—	—
Income from discontinued operations	55,886	18,412	23,914
Other, net	62	26	22
Income before provision for income taxes	55,948	18,438	23,936
Provision for income taxes	13,972	4,709	5,915
Net income from discontinued operations	$41,976	$13,729	$18,021

December 31,
2020
Assets:
Receivables, net of allowance for doubtful accounts of $252	$28,356
Inventories, net of reserves for obsolescence of $120	30,598
Prepaid expenses and other assets	86
Rental equipment, net of accumulated depreciation of $34,143	39,322
Property and equipment, net of accumulated depreciation and amortization of $13,381	7,821
Operating lease right-of-use assets, net of accumulated amortization of $652	9,558
Goodwill (1)	5,714
Total assets held for sale	$121,455

Liabilities:
Accounts payable	$14,033
Accrued expenses payable and other liabilities	170
Operating lease liabilities	9,639
Total liabilities held for sale	$23,842

(1)
We have allocated $5.7 million of goodwill in the following two reporting units to the crane product line based on the relative fair value of the crane product line and the portion of the reporting units that will be retained. The allocation is as follows (amounts in thousands):

Used Equipment	$506
Parts	5,208
$5,714

Cash flows from discontinued operations was as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating activities of discontinued operations:
Depreciation and amortization of property and equipment	$1,083	$2,264	$1,892
Depreciation of rental equipment	3,720	8,385	9,206
Gain on sale of discontinued operations	(42,072)	—	—
Impairment of goodwill	—	6,330	8,469
Gain from sales of property and equipment, net	(49)	(2,556)	(84)
Gain from sales of rental equipment, net	(2,203)	(3,218)	(5,047)

Investing activities of discontinued operations:
Purchases of rental equipment	(2,431)	(8,655)	(12,329)
Proceeds from sales of property and equipment	43	4,895	111
Proceeds from sales of rental equipment	5,929	8,679	12,545

Arkansas Sale

On September 17, 2021, the Company sold our Little Rock, Arkansas and Springdale, Arkansas owned-branches to Bramco, Inc. (“Bramco”) for $9.0 million (the “Arkansas Sale”). The Arkansas Sale includes the land, building, building improvements, office equipment, furniture and fixtures, and shop equipment for the two branches with a current net book value of approximately $3.7 million. We recorded a gain of $5.3 million within sales from property and equipment, net on the consolidated statement of operations. As a condition of closing, we relinquished our territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi. Our current distribution territory for these two branches includes the entire state of Arkansas, with the exception of five counties in southeast Arkansas (Miller, Lafayette, Columbia, Union and Little River). These five excluded counties are currently served by our Shreveport, Louisiana branch and we have no intention in the foreseeable future of relinquishing the Louisiana distribution territory. The Arkansas Sale does not qualify for discontinued operations as the divestiture does not meet the definition of a component.

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

(1)
The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$8,500	10
Tradenames	200	1
	$8,700

(2)
We have allocated the $37.2 million goodwill among our six goodwill reporting units as follows (amounts in thousands):

Rental Component 1	$14,679
Rental Component 2	19,458
Used Equipment	492
New Equipment	254
Parts	2,012
Service	291
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

	Year Ended December 31, 2018
	(amounts in thousands, except per share data) (unaudited)
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

(1)
Amounts presented above for “H&E” are derived from the Company’s consolidated statement of income from a previously issued Annual Report on Form 10-K for the year ended December 31, 2018 and actual results for Rental Inc. for the period April 1, 2018 through December 31, 2018.

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

(4)
Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2021	2020
Trade receivables	$151,835	$146,677
Unbilled rental revenue	9,006	7,583
Income tax receivables	541	704
Other	22	27
	161,404	154,991
Less allowance for doubtful accounts	(4,178)	(4,489)
Total receivables, net	$157,226	$150,502

(5)
Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2021	2020
Used equipment	$179	$473
New equipment	62,473	31,574
Parts, supplies and other	12,647	9,843
Total inventories, net	$75,299	$41,890

The above amounts are presented net of reserves for inventory obsolescence at December 31, 2021 and 2020 totaling approximately $0.1 million and $0.2 million, respectively.

(6)
Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2021	2020
Land	$6,533	$6,991
Transportation equipment	129,307	113,461
Building and leasehold improvements	63,632	64,012
Office and computer equipment	50,028	52,009
Machinery and equipment	15,662	14,576
Construction in progress	9,032	3,292
	274,194	254,341
Less accumulated depreciation and amortization	(161,913)	(145,422)
Total net property and equipment	$112,281	$108,919

Total depreciation and amortization on property and equipment was $26.3 million, $27.3 million and $26.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(7)
Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged from 0% to the prime rate (3.25% at December 31, 2021) plus an applicable margin at December 31, 2021. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we routinely sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2021 for the following years ending December 31 until paid are as follows (amounts in thousands):

2022	$8,058
2023	12,619
2024	247
Total	$20,924

(8)
Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2021	2020
Payroll and related liabilities	$33,477	$32,096
Sales, use and property taxes	11,757	10,866
Accrued interest	2,279	2,420
Accrued insurance	6,995	6,203
Deferred revenue	5,167	4,422
Other	4,233	11,113
Total accrued expenses payable and other liabilities	$63,908	$67,120

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) pay dividends or make distributions; (iii) make investments; (iv) repurchase stock; (v) create liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; and (viii) transfer and sell assets. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2021, we were in compliance with these covenants.

The following table reconciles our Senior Unsecured Notes to our Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2019	$945,566
Accretion of discount on Old Notes through December 14, 2020	1,466
Amortization of note premium on Old Notes through December 14, 2020	(1,011)
Amortization of deferred financing costs on Old Notes through December 14, 2020	293
Aggregate principal amount paid on Old Notes	(950,000)
Write-off of unaccreted discount on Old Notes	7,225
Write-off of unamortized premium on Old Notes	(4,988)
Write-off of deferred financing costs on Old Notes	1,449
Aggregate principal amount issued on New Notes	1,250,000
Notes discount and deferred transaction costs on New Notes	(11,404)
Accretion of discount on New Notes from December 14, 2020 through December 31, 2020	53
Amortization of deferred financing costs on New Notes from December 14, 2020 through December 31, 2020	11
Balance at December 31, 2020	$1,238,660
Accretion of discount on New Notes through December 31, 2021	1,172
Additional deferred financing costs on New Notes through December 31, 2021	(135)
Amortization of deferred financing costs on New Notes through December 31, 2021	270
Balance at December 31, 2021	$1,239,967

(10)
Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein (the "Credit Facility").

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

As of December 31, 2021, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At December 31, 2021, we had no borrowings outstanding under the Credit Facility and could borrow up to approximately $741.3 million, net of an $8.7 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

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

At December 31, 2021, as disclosed in our consolidated balance sheet, we had net operating lease right-of-use assets of $151.2 million and operating lease liabilities of $155.3 million. The weighted average remaining lease term for operating leases was approximately 8.7 years. The weighted average discount rate for operating leases was approximately 6.2%.

At December 31, 2020, as disclosed in our consolidated balance sheet, we had net operating lease right-of-use assets of $152.7 million and net finance lease right-of-use assets of $0.2 million. Our operating lease liabilities at December 31, 2020 were $156.3 million and finance lease liabilities were $0.3 million. The weighted average remaining lease term for operating leases was approximately 9.5 years and the weighted average remaining lease term for finance leases was approximately 1.3 years. The weighted average discount rate for operating and finance leases was approximately 6.5% and 5.9%, respectively.

The table below presents certain information related to lease costs, under Topic 842, for our operating and finance leases for the years ended December 31, 2021 and 2020 (in thousands).

		Year Ended December 31,
	Classification	2021	2020
Operating lease cost	SG&A expenses	$24,347	$22,806
Finance lease costs
Amortization of leased assets	SG&A expenses	122	162
Interest on lease liabilities	Interest expense	9	25
Variable lease cost	SG&A expenses	1,046	—
Sublease income	Other income	(1,379)	(850)
Total lease cost		$24,145	$22,143

The table below presents supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 (in thousands).

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows for operating leases	$23,527	$21,723
Operating cash flows for finance leases	9	25
Finance cash flows for finance leases	194	245

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on our consolidated balance sheet as of December 31, 2021 (in thousands).

Operating Leases
2022	$24,158
2023	24,272
2024	24,326
2025	23,405
2026	22,534
Thereafter	82,427
Total minimum lease payments	201,122
Less: amount of lease payments representing interest	(45,819)
Present value of future minimum lease payments	$155,303

The future minimum lease payments of operating leases executed but not commenced as of December 31, 2021 are estimated to be $1.0 million, $1.1 million, $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2022, 2023, 2024, 2025 and 2026, respectively, and $6.2 million thereafter. It is expected that these leases will commence during the first half of 2022.

(12)
Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes certain income tax provisions relevant to businesses. For the years ended December 31, 2021 and 2020, the CARES Act did not have a material impact on our provision for income taxes. However, certain provisions of the CARES Act did have a favorable cash impact. Specifically, with respect to the suspension of the 80% of taxable income limitation on net operating loss carryforwards that allows corporate entities to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019 and 2020, we were able to fully offset 2020 taxable income with net operating loss carryforwards, realizing an estimated total reduction of approximately $2.6 million of cash taxes paid for the 2020 tax year. Also, taxpayers with alternative minimum tax credits may claim a refund for the entire amount of such credit instead of recovering the credit through refunds over a period of multiple years, as required by the 2017 Tax Cut and Jobs Act, which resulted in a $1.5 million federal tax refund for the Company, which we received in June 2020. Finally, the non-income tax-based provision allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2021 over the following two years resulted in the deferral of $6.8 million of those payroll taxes. We remitted $4.6 million in 2021 and will pay the remaining amount in 2022.

Our income tax provision (benefit) for the years ended December 31, 2021, 2020 and 2019, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year Ended December 31, 2021
U.S. Federal	$—	$16,513	$16,513
State	2,574	2,073	4,647
	$2,574	$18,586	$21,160
Year Ended December 31, 2020
U.S. Federal	$(761)	$(9,362)	$(10,123)
State	471	(3,776)	(3,305)
	$(290)	$(13,138)	$(13,428)
Year ended December 31, 2019:
U.S. Federal	$(761)	$20,306	$19,545
State	1,447	1,743	3,190
	$686	$22,049	$22,735

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2021	2020
Deferred tax assets:
Accounts receivable	$883	$1,023
Inventories	18	87
Net operating losses	68,942	70,459
AMT and tax credits	8,393	7,119
Sec 263A costs	534	538
Accrued liabilities	3,800	4,231
Deferred compensation	1,522	396
Stock-based compensation	208	201
Goodwill and intangible assets	9,669	10,682
Other assets	74	214
	94,043	94,950
Valuation allowance	(7,598)	(6,396)
	86,445	88,554
Deferred tax liabilities:
Property and equipment	(284,997)	(257,077)
Investments	(1,094)	(1,083)
Goodwill and intangible assets	(1,585)	(1,404)
	(287,676)	(259,564)
Net deferred tax liabilities	$(201,231)	$(171,010)

The reconciliation between income taxes computed using the statutory federal income tax rate of 21% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2021	2020	2019
Computed tax at statutory rates	$17,162	$(12,563)	$19,304
Permanent items – other	406	1,241	1,036
Permanent items – excess of tax deductible goodwill	—	(1,473)	—
Permanent items – impairment of goodwill	—	2,008	—
State income tax, net of federal tax effect	2,390	(9,037)	6,085
Change in valuation allowance	1,202	6,396	(609)
Other – change in deferred state rate	—	—	(3,081)
	$21,160	$(13,428)	$22,735

At December 31, 2021, we had available federal net operating loss carry forwards of approximately $303.2 million, which do not expire. We also had $0.1 million in general business credit carry forwards at December 31, 2021 that expire in varying amounts from 2036 to 2040, and state income tax credits of $8.3 million that expire in varying amounts beginning in 2022.

Management has concluded that it is more likely than not that the federal deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce those deferred tax assets as of December 31, 2021. However, as of December 31, 2021, we have a valuation allowance of $7.6 million for certain state tax credits that are expected to expire prior to utilization.

There is no unrecognized tax benefit for the years ended December 31, 2021 and 2020.

Our U.S. federal tax returns for 2018 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2017 and subsequent years.

(13)
Commitments and Contingencies

Legal Matters

From time to time, we are involved in various claims and legal actions arising in the ordinary course of our business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. As further discussed in Note 2 to the consolidated financial statements, we are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, or self-insurance. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies.

Letters of Credit

The Company had outstanding letters of credit issued under its Credit Facility totaling $8.7 million as of both December 31, 2021 and 2020. The letters of credit expire in May 2022 and are expected to be renewed for similar one-year terms. Prior to its expiration, in January 2022 the Company amended its letters of credit and increased the amount outstanding to $9.7 million under similar terms.

(14)
Employee Retirement Benefit Plans

We offer substantially all of our non-union employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For both continuing and discontinued operations for the years ended December 31, 2021, 2020 and 2019, we contributed to the plan, net of employee forfeitures, $4.4 million, $3.7 million and $5.5 million, respectively.

We contribute to the Pension Trust Fund Operating Engineers Annuity Plan (EIN: 94-6090764, Plan No. 002), a multi-employer pension plan (“the Plan”), under the terms of a Collective Bargaining Agreement (“CBA”) that expires on October 31, 2022, and covers our union-represented employees and requires contribution amounts as set forth within the CBA. The Company contributed approximately $0.4 million in each of the years ended December 31, 2021, 2020 and 2019. These contributions represent less than five percent of the Plan’s total contributions in 2020. As of the date that our 2021 consolidated financial statements were issued, the Plan’s Form 5500 was not available for the Plan year ended December 31, 2021.

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

The Plan has a yellow zone status as of December 31, 2020, the most recent date for which a status determination has been made. The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the Plan’s year-end and is based on information that we received from the Plan and is certified by the Plan’s actuary. A funding improvement plan has been implemented by the Plan’s trustees. The Company currently has no intention of withdrawing from the Plan.

(15)
Deferred Compensation Plans

In 2001, we assumed, in a business combination, nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Upon assumption of the plans, the plans were amended to not allow further participant compensation deferrals. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. At December 31, 2021 and 2020, we have no remaining obligation under the deferred compensation plan.

(16)
Related Party Transactions

Mr. John M. Engquist, who has served as the Company’s Executive Chairman of the Board for the years ended December 31, 2021, 2020 and 2019, has a 48.0% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $0.9 million, $1.0 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2021, 2020 and 2019, for both continuing and discontinued operations, our purchases totaled $0.1 million, $0.1 million and $0.3 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.2 million, $0.2 million and $0.1 million, respectively.

(17)
Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2021 and 2020 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021:
Total revenues from continuing operations	$240,432	$265,677	$275,436	$281,252
Income from continuing operations	15,321	29,734	45,662	41,603
Income from continuing operations before provision (benefit) for income taxes	2,539	17,059	32,847	29,279
Net income from continuing operations	1,855	12,251	24,728	21,730
Basic net income from continuing operations per common share(1)	$0.05	$0.34	$0.68	$0.60
Diluted net income from continuing operations per common share(1)	$0.05	$0.34	$0.68	$0.59

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020:
Total revenues from continuing operations	$249,303	$238,039	$251,913	$267,720
Income (loss) from continuing operations(2)	(32,917)	20,901	25,366	30,062
Income (loss) from continuing operations before provision for income taxes(2)(3)	(48,316)	5,965	11,468	(28,941)
Net income (loss) from continuing operations(2)(3)	(37,427)	4,381	7,983	(21,333)
Basic net income (loss) from continuing operations per common share(1)	$(1.04)	$0.12	$0.22	$(0.59)
Diluted net income (loss) from continuing operations per common share(1)	$(1.04)	$0.12	$0.22	$(0.59)

(1)
Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year due to rounding.
(2)
During the quarter ended March 31, 2020, we recorded non-cash goodwill impairment charge totaling approximately $55.7 million. See Note 2 for additional information.
(3)
During the quarter ended December 31, 2020, we recorded a $44.6 million loss on the early extinguishment of our Old Notes. See Note 9 for additional information.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2021	2020	2019
Segment Revenues:
Equipment rentals	$729,700	$644,445	$741,955
Used equipment sales	135,245	139,769	122,591
New equipment sales	92,677	113,708	131,798
Parts sales	65,623	65,881	77,569
Services revenues	33,034	35,989	41,521
Total segmented revenues	1,056,279	999,792	1,115,434
Non-Segmented revenues	6,518	7,183	8,327
Total revenues	$1,062,797	$1,006,975	$1,123,761
Segment Gross Profit:
Equipment rentals	$315,629	$257,508	$336,481
Used equipment sales	48,922	44,970	41,823
New equipment sales	11,855	12,207	15,512
Parts sales	17,277	17,750	22,331
Services revenues	21,797	24,464	28,408
Total gross profit from segmented revenues	415,480	356,899	444,555
Non-segmented gross profit (loss)	(117)	164	(1,737)
Total gross profit	$415,363	$357,063	$442,818

	December 31,
	2021	2020
Segment identified assets:
Equipment sales	$62,652	$31,999
Equipment rentals	1,116,456	989,423
Parts and service	12,647	9,891
Total segment identified assets	1,191,755	1,031,313
Non-Segmented identified assets	888,692	827,716
Assets held for sale	—	121,455
Total assets	$2,080,447	$1,980,484

The Company operates primarily in the United States and our sales to international customers for the three years ended December 31, 2021 were 0.2% of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.
(19)
Subsequent Events

Effective January 5, 2022, the Company's letter of credit under the Credit Facility was increased to $9.7 million.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 24, 2022

/s/ Bradley W. Barber
Bradley W. Barber
Chief Executive Officer and Director

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on Internal Control over Financial Reporting

We have audited H&E Equipment Services, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule, and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

BDO USA, LLP

Dallas, Texas

February 24, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:
(1)
Financial Statements

The Company’s Consolidated Financial Statements listed below have been filed as part of this report:

(2)
Financial Statement Schedule for the years ended December 31, 2021, 2020 and 2019:

Schedule II—Valuation and Qualifying Accounts	84

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

4.5

Indenture, dated December 14, 2020, by and among H&E Equipment Services, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 3.8750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed December 16, 2020).

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

10.3

Second Amendment to the Fifth Amended and Restated Credit Agreement, dated September 14, 2021, by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC and H&E Equipment Services (Mid-Atlantic), Inc. (collectively, the “Borrowers”), Wells Fargo Bank National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent party thereto (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 2, 2021).

10.4

H&E Equipment Services, Inc. 2016 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 1, 2016.†

10.5

Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 3, 2011). †

10.6

Restrictive Covenant Agreement, dated August 14, 2015, by and between the Company and Bradley W. Barber (incorporated by reference to Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed October 29, 2015). †

10.7

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

* Filed herewith

** Furnished herewith

†Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2021
Allowance for doubtful accounts receivable (a)	$4,741	$1,892	$(2,455)	$4,178
Allowance for inventory obsolescence (b)	350	54	(331)	73
	$5,091	$1,946	$(2,786)	$4,251
Year Ended December 31, 2020
Allowance for doubtful accounts receivable (a)	$5,236	$4,018	$(4,513)	$4,741
Allowance for inventory obsolescence (b)	331	127	(108)	350
	$5,567	$4,145	$(4,621)	$5,091
Year Ended December 31, 2019
Allowance for doubtful accounts receivable	$4,094	$5,793	$(4,651)	$5,236
Allowance for inventory obsolescence	368	152	(189)	331
	$4,462	$5,945	$(4,840)	$5,567

a)
Allowance for doubtful accounts receivables includes $252 related to discontinued operations for the balance at the beginning of the year ended December 31, 2021 and the balance at the end of the year ended December 31, 2020.
b)
Allowance for inventory obsolescence includes $120 related to discontinued operations for the balance at the beginning of the year ended December 31, 2021 and the balance at the end of the year ended December 31, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ Bradley W. Barber
Bradley W. Barber
Its: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Bradley W. Barber	Chief Executive Officer and Director	February 24, 2022
	Bradley W. Barber	(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	February 24, 2022
	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ John M. Engquist	Executive Chairman of the Board	February 24, 2022
John M. Engquist

By:	/s/ Paul N. Arnold	Director	February 24, 2022
Paul N. Arnold

By:	/s/ Gary W. Bagley	Director	February 24, 2022
Gary W. Bagley
By:	/s/ Bruce C. Bruckmann	Director	February 24, 2022
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	February 24, 2022
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	February 24, 2022
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	February 24, 2022
Lawrence C. Karlson

By:	/s/ John T. Sawyer	Director	February 24, 2022
John T. Sawyer

By:	/s/ Mary Pat Thompson	Director	February 24, 2022
Mary Pat Thompson