Form 10-Q
period 2022-03-31
H&E Equipment Services, Inc.
filed 2022-04-26
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 20, 2022, there were 36,161,554 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

March 31, 2022

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
•
compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and
•
other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Balances at
	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$351,797	$357,296
Receivables, net of allowance for doubtful accounts of $4,281 and $4,178, respectively	161,102	157,226
Inventories, net of reserves for obsolescence of $68 and $73, respectively	103,358	75,299
Prepaid expenses and other assets	26,481	21,081
Rental equipment, net of accumulated depreciation of $759,204 and $722,646, respectively	1,121,617	1,116,456
Property and equipment, net of accumulated depreciation and amortization of $166,206 and $161,913, respectively	116,162	112,281
Operating lease right-of-use assets, net of accumulated amortization of $40,867 and $36,884, respectively	154,428	151,222
Deferred financing costs, net of accumulated amortization of $15,993 and $15,818, respectively	1,283	1,458
Intangible assets, net of accumulated depreciation and amortization of $15,702 and $14,709, respectively	23,998	24,991
Goodwill	63,137	63,137
Total assets	$2,123,363	$2,080,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$112,857	$95,604
Manufacturer flooring plans payable	19,518	20,924
Accrued expenses payable and other liabilities	74,595	63,908
Dividends payable	37	128
Senior unsecured notes, net of unaccreted discount of $7,858 and $8,151 and deferred financing costs of $1,815 and $1,882, respectively	1,240,327	1,239,967
Operating lease liabilities	158,736	155,303
Deferred income taxes	206,131	201,231
Total liabilities	1,812,201	1,777,065
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,382,124 and 40,353,299 shares issued at March 31, 2022 and December 31, 2021, respectively, and 36,161,554 and 36,141,667 shares outstanding at March 31, 2022 and December 31, 2021, respectively	403	403
Additional paid-in capital	246,316	244,638
Treasury stock at cost, 4,220,570 and 4,211,632 shares of common stock held at March 31, 2022 and December 31, 2021, respectively	(68,637)	(68,294)
Retained earnings	133,080	126,635
Total stockholders’ equity	311,162	303,382
Total liabilities and stockholders’ equity	$2,123,363	$2,080,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Equipment rentals	$199,225	$153,219
Used equipment sales	21,526	38,854
New equipment sales	26,036	23,173
Parts sales	16,059	15,556
Services revenues	8,134	8,011
Other	1,470	1,619
Total revenues	272,450	240,432
Cost of revenues:
Rental depreciation	60,021	53,453
Rental expense	28,759	25,065
Rental other	20,913	16,494
	109,693	95,012
Used equipment sales	12,548	26,360
New equipment sales	22,329	20,399
Parts sales	11,704	11,153
Services revenues	2,814	2,615
Other	1,782	1,481
Total cost of revenues	160,870	157,020
Gross profit	111,580	83,412
Selling, general and administrative expenses	78,278	68,145
Merger and other	—	100
Gain on sales of property and equipment, net	1,386	154
Income from operations	34,688	15,321
Other income (expense):
Interest expense	(13,447)	(13,443)
Other, net	880	661
Total other expense, net	(12,567)	(12,782)
Income before provision for income taxes	22,121	2,539
Provision for income taxes	5,825	684
Net income from continuing operations	$16,296	$1,855

Discontinued Operations:
Income from discontinued operations before provision for income taxes	—	3,152
Provision for income taxes	—	856
Net income from discontinued operations	$—	$2,296

Net income	$16,296	$4,151

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net income from continuing operations per common share:
Basic	$0.45	$0.05
Diluted	$0.45	$0.05
Net income from discontinued operations per common share:
Basic	$—	$0.06
Diluted	$—	$0.06
Net income per common share:
Basic	$0.45	$0.11
Diluted	$0.45	$0.11
Weighted average common shares outstanding:
Basic	36,363	36,185
Diluted	36,539	36,387
Dividends declared per common share outstanding	$0.275	$0.275

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$16,296	$4,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,857	6,904
Depreciation of rental equipment	60,021	55,349
Amortization of finance lease right-of-use assets	—	41
Amortization of intangible assets	993	993
Amortization of deferred financing costs	242	242
Accretion of note discount, net of premium amortization	293	293
Non-cash operating lease expense	3,983	3,580
Provision for losses on accounts receivable	645	331
Provision for inventory obsolescence	—	26
Change in deferred income taxes	4,900	789
Stock-based compensation expense	1,678	1,601
Gain from sales of property and equipment, net	(1,386)	(154)
Gain from sales of rental equipment, net	(8,906)	(13,194)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(4,521)	22,692
Inventories	(59,671)	(99,013)
Prepaid expenses and other assets	(5,400)	(7,249)
Accounts payable	17,253	62,418
Manufacturer flooring plans payable	(1,406)	909
Accrued expenses payable and other liabilities	6,614	6,206
Net cash provided by operating activities	38,485	46,915
Cash flows from investing activities:
Purchases of property and equipment	(10,656)	(7,329)
Purchases of rental equipment	(44,389)	(56,313)
Proceeds from sales of property and equipment	1,621	156
Proceeds from sales of rental equipment	19,725	38,801
Net cash used in investing activities	(33,699)	(24,685)
Cash flows from financing activities:
Borrowings on senior secured credit facility	284,165	307,341
Payments on senior secured credit facility	(284,165)	(307,341)
Dividends paid	(9,942)	(9,933)
Purchases of treasury stock	(343)	(435)
Payments of deferred financing costs	—	(136)
Payments of finance lease obligations	—	(63)
Net cash used in financing activities	(10,285)	(10,567)
Net increase (decrease) in cash	(5,499)	11,663
Cash, beginning of period	357,296	310,882
Cash, end of period	$351,797	$322,545

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from used and new inventory to rental fleet	$31,612	$15,360
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(317)	$158
Operating lease assets obtained in exchange for new operating lease liabilities	$7,189	$8,355
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$797	$807
Income taxes paid (net of refunds received)	$(51)	$(60)

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Nature of Operations

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC and H&E Equipment Services (Mid-Atlantic), Inc., collectively referred to herein as “we”, “us”, “our” or the “Company.”

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021, from which the consolidated balance sheet amounts as of December 31, 2021 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

On October 1, 2021, the Company sold its crane business (the “Crane Sale”). The results of operations of the Crane Sale are reported in discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows include cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Acquisitions and Dispositions”. All results and information in the consolidated financial statements are presented as continuing operations and exclude the Crane Sale unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, and consistent with industry practice, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers across 25 states. The Company’s fleet is versatile with an equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast States, Southeast, and Mid-Atlantic regions.

COVID-19

The novel coronavirus (“COVID-19”), first identified in late 2019, spread rapidly throughout the world and in March 2020, the World Health Organization characterized COVID-19 as a pandemic and recommended containment and mitigation measures worldwide. During 2020, the spread of COVID-19 resulted in economic contraction and increased business uncertainty. As the impact of COVID-19 became more widespread, our equipment rental utilization and sales volumes declined from February through mid-April 2020, where we began to see utilization and sales levels stabilize and improve for the remainder of 2020. We continued to see improvements with utilization levels beginning in March 2021 returning to approximate pre-COVID utilization levels. The timing and extent of any subsequent contraction due to COVID-19 will depend on a number of factors, including a widespread resurgence in COVID-19 infections, the rate of vaccinations, vaccine efficacy, a global supply chain disruption, the impact to capital and financial markets and the related impact on our customers.

(2) Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there were no significant changes to those accounting policies.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 are summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
	2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$170,729	$109	$170,838	$129,464	$52	$129,516
Re-rent revenue	6,344	—	6,344	7,630	—	7,630
Ancillary and other rental revenues:
Delivery and pick-up	—	11,100	11,100	—	8,396	8,396
Other	10,943	—	10,943	7,677	—	7,677
Total ancillary rental revenues	10,943	11,100	22,043	7,677	8,396	16,073
Total equipment rental revenues	188,016	11,209	199,225	144,771	8,448	153,219
Used equipment sales	—	21,526	21,526	—	38,854	38,854
New equipment sales	—	26,036	26,036	—	23,173	23,173
Parts sales	—	16,059	16,059	—	15,556	15,556
Service revenues	—	8,134	8,134	—	8,011	8,011
Other	—	1,470	1,470	—	1,619	1,619
Total revenues	$188,016	$84,434	$272,450	$144,771	$95,661	$240,432

Revenues by reporting segment are presented in Note 11 of our Condensed Consolidated Financial Statements, using the revenue captions reflected in our consolidated statements of income. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segments in Note 11, depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further information related to our accounting for revenues pursuant to Topic 606 and Topic 842, see Significant Accounting Policies in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is in our rental operations, which as discussed above is accounted for under Topic 842 and represents 73% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts as of March 31, 2022. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the three months ended March 31, 2022 and 2021 were approximately 0.3% and 0.2%.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three months ended March 31, 2022 or 2021 that was included in the contract liability balance as of the beginning of such periods.

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

(3) Acquisitions and Dispositions

2021 Dispositions

Crane Sale

On July 19, 2021, the Company entered into a definitive agreement to sell its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130.0 million in cash, subject to adjustment based on actual amounts of net working capital and crane rental fleet net book value delivered at transaction closing. The Company executed the transaction closing on October 1, 2021, which was subject to customary closing conditions, including regulatory approval under the Hart-Scott-Rodino Act. The closing resulted in proceeds of $135.9 million, subject to finalization of adjustments. This represents the Company’s strategic shift to a pure-play rental business. In accordance with ASC 360, Property, Plant, and Equipment, the Company ceased recording depreciation and amortization for Crane Sale related rental fleet, property, plant and equipment, and right of use lease assets upon qualifying as held for sale. In accordance with ASC 205-20, the Company determined that discontinued operations presentation was met during the third quarter of fiscal year 2021. As part of the divestiture, we entered into a transition services agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, accounting and human resources for a period of sixty days up to six months. Aside from these customary transition services, there will be no continuing involvement with the crane business after its disposal.

The Company reported financial results of the crane business within all of our segments: equipment rentals, used equipment sales, new equipment sales, parts sales and service revenues. Additionally, the crane business was included within the equipment rental component 2, used equipment sales, new equipment sales, parts sales and service revenues goodwill reporting units.

As a result of the agreement to sell the Company’s crane business, its results are reported separately as discontinued operations in our consolidated statements of income for all periods presented. As permitted, the Company elected not to adjust the consolidated statements of cash flows to exclude cash flows attributable to discontinued operations. Accordingly, we disclosed the depreciation, capital expenditures and significant operating and investing non-cash items related to the Crane Sale below.

The following tables (amounts in thousands) present the Crane Sale results as reported in income from discontinued operations within our consolidated statements of income.

Three Months Ended
March 31,
2021
Revenues:
Equipment rentals	$3,005
Used equipment sales	2,912
New equipment sales	14,572
Parts sales	10,056
Services revenues	6,499
Other	969
Total revenues	38,013
Cost of revenues:
Rental depreciation	1,896
Rental expense	623
Rental other	229
2,748
Used equipment sales	2,005
New equipment sales	13,043
Parts sales	7,594
Services revenues	2,082
Other	950
Total cost of revenues	28,422
Gross profit	9,591
Selling, general and administrative expenses	5,808
Merger and other	637
Income from discontinued operations	3,146
Other, net	6
Income before provision for income taxes	3,152
Provision for income taxes	856
Net income from discontinued operations	$2,296

Cash flows from discontinued operations was as follows (amounts in thousands):

Three Months Ended
March 31,
2021
Operating activities of discontinued operations:
Depreciation and amortization of property and equipment	$548
Depreciation of rental equipment	1,896
Gain from sales of rental equipment, net	(800)

Investing activities of discontinued operations:
Purchases of rental equipment	(1,056)
Proceeds from sales of rental equipment	2,077

Arkansas Sale

On September 17, 2021, the Company sold our Little Rock, Arkansas and Springdale, Arkansas owned-branches to Bramco, Inc. (“Bramco”) for $9.0 million (the “Arkansas Sale”). The Arkansas Sale included the land, building, building improvements, office equipment, furniture and fixtures, and shop equipment for the two branches with a net book value of approximately $3.7 million. We recorded a gain of $5.3 million within sales from property and equipment, net on the consolidated statement of operations for the quarter ended September 30, 2021. As a condition of closing, we relinquished our territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi. Our current distribution territory for these two branches includes the entire state of Arkansas, with the exception of five counties in southeast Arkansas (Miller, Lafayette, Columbia, Union and Little River). These five excluded counties are currently served by our Shreveport, Louisiana branch and we have no intention in the foreseeable future of relinquishing the Louisiana distribution territory. The Arkansas Sale did not qualify for discontinued operations as the divestiture does not meet the definition of a component.

The Company purchased a site in Little Rock, Arkansas to operate a rental-focused branch location in the area. The branch opening coincided with the sale to Bramco.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2022 and December 31, 2021 are presented in the table below (amounts in thousands).

	March 31, 2022
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.75% (Level 3)	$19,518	$17,477
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,240,327	1,172,238

	December 31, 2021
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$20,924	$19,533
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,239,967	1,242,850

At March 31, 2022 and December 31, 2021, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”) was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table.

During the three months ended March 31, 2022 and 2021, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, respectively (amounts in thousands, except share and per share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2021	40,353,299	$403	$244,638	$(68,294)	$126,635	$303,382
Stock-based compensation	—	—	1,678	—	—	1,678
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,851)	(9,851)
Issuance of common stock, net of forfeitures	28,825	—	—	—	—	—
Repurchase of 8,938 shares of restricted common stock	—	—	—	(343)	—	(343)
Net income	—	—	—	—	16,296	16,296
Balances at March 31, 2022	40,382,124	$403	$246,316	$(68,637)	$133,080	$311,162

Balances at December 31, 2020	40,242,711	$401	$240,206	$(66,188)	$63,814	$238,233
Stock-based compensation	—	—	1,601	—	—	1,601
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,854)	(9,854)
Issuance of common stock, net of forfeitures	45,427	—	—	—	—	—
Repurchase of 12,624 shares of restricted common stock	—	—	—	(435)	—	(435)
Net income	—	—	—	—	4,151	4,151
Balances at March 31, 2021	40,288,138	$401	$241,807	$(66,623)	$58,111	$233,696

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, net of an estimated forfeiture rate, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The estimated forfeiture rate is based on historical experience and revised, if necessary, in subsequent periods for actual forfeitures. There were 1,185,128 shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan as of March 31, 2022.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2021	480,147	$25.56
Granted	15,376	$41.63
Vested	(35,372)	$35.40
Forfeited	(36,778)	$29.61
Non-vested stock at March 31, 2022	423,373	$24.97

As of March 31, 2022, we had unrecognized compensation expense of approximately $6.3 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.8 years. The compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 is $1.7 million and $1.6 million, respectively.

(7) Income per Share

Income per common share for the three months ended March 31, 2022 and 2021 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was less than 1% of total outstanding shares for the three months ended March 31, 2022 and 2021 and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2022 and 2021 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Net income from continuing operations	$16,296	$1,855
Net income from discontinued operations	—	2,296
Net income	$16,296	$4,151

Weighted average number of common shares outstanding:
Basic	36,363	36,185
Effect of dilutive non-vested restricted stock	176	202
Diluted	36,539	36,387

Income per share:
Basic:
Continuing operations	$0.45	$0.05
Discontinued operations	—	0.06
Net income per share	$0.45	$0.11
Diluted:
Continuing operations	$0.45	$0.05
Discontinued operations	—	0.06
Net income per share	$0.45	$0.11

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	—

(8) Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. For further information related to significant terms of the Credit Facility, see Note 10 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At March 31, 2022, we had no amount of borrowings outstanding under the Credit Facility and could borrow up to approximately $740.3 million, net of a $9.7 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

(9) Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% Senior Unsecured Notes due 2028. For further information related to significant terms of the Senior Unsecured Notes, see Note 9 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2020	$1,238,660
Accretion of discount through December 31, 2021	1,172
Additional deferred financing costs through December 31, 2021	(135)
Amortization of deferred financing costs through December 31, 2021	270
Balance at December 31, 2021	$1,239,967
Accretion of discount through March 31, 2022	293
Amortization of deferred financing costs through March 31, 2022	67
Balance at March 31, 2022	$1,240,327

(10) Leases

We adopted Topic 842 on January 1, 2019. For a discussion of our adoption of Topic 842 and related disclosures, see Note 2 and Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

At March 31, 2022, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $154.4 million and operating lease liabilities of $158.7 million. The weighted average remaining lease term for operating leases was approximately 8.5 years. The weighted average discount rate for operating leases was approximately 6.1%.

The future minimum lease payments of operating leases executed but not commenced as of March 31, 2022 are estimated to be $0.4 million, $1.3 million, $1.6 million, $1.6 million and $1.6 million for the years ended December 31, 2022, 2023, 2024, 2025 and 2026, respectively, and $10.0 million thereafter. It is expected that the majority of these leases will commence during 2022.

(11) Segment Information

We have identified five reportable segments: equipment rentals, used equipment sales, new equipment sales, parts sales and services revenues. These segments are based upon revenue streams and how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. There were no sales between segments for any of the periods presented. Selling, general and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to reportable segments.

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Segment Revenues:
Equipment rentals	$199,225	$153,219
Used equipment sales	21,526	38,854
New equipment sales	26,036	23,173
Parts sales	16,059	15,556
Services revenues	8,134	8,011
Total segmented revenues	270,980	238,813
Non-segmented revenues	1,470	1,619
Total revenues	$272,450	$240,432
Segment Gross Profit (Loss):
Equipment rentals	$89,532	$58,207
Used equipment sales	8,978	12,494
New equipment sales	3,707	2,774
Parts sales	4,355	4,403
Services revenues	5,320	5,396
Total segmented gross profit	111,892	83,274
Non-segmented gross profit (loss)	(312)	138
Total gross profit	$111,580	$83,412

	Balances at
	March 31,	December 31,
	2022	2021
Segment identified assets:
Equipment sales	$89,008	$62,652
Equipment rentals	1,121,617	1,116,456
Parts and services	14,351	12,647
Total segment identified assets	1,224,976	1,191,755
Non-segment identified assets	898,387	888,692
Total assets	$2,123,363	$2,080,447

The Company operates primarily in the United States and our sales to international customers for the three months ended March 31, 2022 and 2021 were 1.0% and 0.2%, respectively, of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2022, and its results of operations for the three months ended March 31, 2022, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

The outbreak of the COVID-19 pandemic, first identified in late 2019, continues to affect the United States of America and the world. In response to the onset of the COVID-19 pandemic, we proactively implemented certain measures to strengthen cash flow, manage costs, strengthen liquidity and enhance employee safety. As the impact of COVID-19 became more widespread, our equipment rental utilization and sales volumes began to decline from February through mid-April 2020, where utilization and sales levels began to improve and stabilize for the remainder of 2020. We continued to see improvements with utilization levels beginning in March 2021 returning to approximate pre-COVID utilization levels. The timing and the extent of any subsequent contraction due to COVID-19 will depend on a number of factors, including widespread resurgence in COVID-19 infections, the rate of vaccinations, vaccine efficacy, a global supply chain disruption, the impact to capital and financial markets and the related impact on our customers. We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers. For a discussion of liquidity, see Liquidity and Capital Resources below.

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

As of March 31, 2022, we operated 104 branch locations across 25 states throughout the United States. Our work force includes, among others, a professional sales force, drivers, and regional, district and branch managers. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, our branch managers of each location are responsible for managing their assets and financial results. We believe this fosters accountability in our business and strengthens our local and regional relationships.

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

Effective October 1, 2021, the Company sold its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130 million in cash (“the Crane Sale”), subject to finalization of closing adjustments. The Crane Sale met the criteria for discontinued operations presentation and as such, the results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Income for all periods presented. The financial results and information below are presented on a continuing operations basis and exclude the Crane Sale, unless otherwise noted specifically as discontinued operations.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three months ended March 31, 2022. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, long-lived assets and income taxes.

Information regarding our other significant accounting policies is included in Note 2 to our Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals account for more than half of our total revenues. For the three months ended March 31, 2022, of our total revenues, approximately 73% were attributable to equipment rentals, 8% were attributable to used equipment sales, 10% were attributable to new equipment sales, 6% were attributable to parts sales and 3% were attributable to our services revenues.

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

Our non-segmented revenues for the periods presented in this Quarterly Report on Form 10-Q relate primarily to ancillary charges associated with equipment maintenance and repair services, and are not generally allocated to reportable segments.

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, the costs associated with the used equipment we sell, the costs to purchase new equipment we sell, and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2022, our total cost of revenues was $160.9 million. Our operating expenses consist principally of selling, general and administrative (“SG&A”) expenses. For the three months ended March 31, 2022, our SG&A expenses were $78.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

We are also subject to federal and state income taxes. Future income tax examinations by state and federal agencies could result in additional income tax expense based on potential outcomes of such matters.

Cost of Revenues

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

Selling, General and Administrative Expenses

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

Interest Expense

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving $750.0 million senior secured credit facility (the “Credit Facility”), our $1.25 billion, 3.875% senior unsecured notes due 2028 (the “Senior Unsecured Notes”) and finance lease obligations, if applicable. Interest expense also includes interest on our outstanding manufacturer flooring plans payable, which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and the accretion/amortization of note discount/premium are also included in interest expense.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2022 was $1.1 billion, or approximately 52.8% of our total assets. Our rental fleet as of March 31, 2022 consisted of 43,532 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $1.9 billion. As of March 31, 2022, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	22,014	50.6%	$714.1	37.6%	52.6
Earthmoving	5,789	13.3%	508.5	26.7%	23.8
Material Handling	6,868	15.8%	525.2	27.6%	41.4
Other	8,861	20.3%	153.4	8.1%	25.6
Total	43,532	100.0%	$1,901.2	100.0%	41.5

Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. The mix and age of our rental fleet, as well as our cash flows, are impacted by sales of equipment from the rental fleet, which are influenced by used equipment pricing at the retail and secondary auction market levels, the demand for our rental fleet and the capital expenditures to acquire new rental fleet equipment. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated useful life of the specific equipment, among other things. As a result of our in-house service capabilities and extensive maintenance program, our rental fleet is well-maintained.

The original acquisition cost of our gross rental fleet increased by approximately $41.3 million, or 2.2%, for the three months ended March 31, 2022. The average age of our rental fleet equipment increased by approximately 1.2 months for the three months ended March 31, 2022. Our average rental rates for the three months ended March 31, 2022 were approximately 6.5% higher than last year (see further discussion on rental rates in “Results of Operations” below).

With the exception of the Crane Sale and our crane product line, the rental equipment mix among our core product lines for the three months ended March 31, 2022 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2022 and 2021. The period-to-period comparisons of our financial results are not necessarily indicative of future results. All financial results and metrics discussed below are on a continuing operations basis.

As discussed further in Note 1 and Note 3 to our Condensed Consolidated Financial Statements, on October 1, 2021, the Company sold its crane business. The results of operations of the Crane Sale are reported in discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Acquisitions and Dispositions”.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$177,182	$137,146	$40,036	29.2%
Rentals other	22,043	16,073	5,970	37.1%
Total equipment rentals	199,225	153,219	46,006	30.0%
Used equipment sales	21,526	38,854	(17,328)	(44.6)%
New equipment sales	26,036	23,173	2,863	12.4%
Parts sales	16,059	15,556	503	3.2%
Services revenues	8,134	8,011	123	1.5%
Non-Segmented other revenues	1,470	1,619	(149)	(9.2)%
Total revenues	$272,450	$240,432	$32,018	13.3%

Total Revenues. Our total revenues were approximately $272.5 million for the three months ended March 31, 2022 compared to $240.4 million for the three months ended March 31, 2021, an increase of $32.0 million, or 13.3%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three months ended March 31, 2022 increased approximately $46.0 million, or 30.0%, to $199.2 million from $153.2 million in the three months ended March 31, 2021. The increase in equipment rental revenues was largely due to increased demand and our larger fleet as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $40.0 million, or 29.2%, to $177.2 million for the three months ended March 31, 2022 compared to $137.1 million for the three months ended March 31, 2021. Rental revenues from earthmoving equipment increased $15.0 million, material handling equipment increased $10.5 million and aerial work platform equipment increased $9.6 million. Rental revenues on other equipment increased $5.0 million.

Our average rental rates for the three months ended March 31, 2022 increased 6.5% compared to the same three months last year and increased approximately 1.6% from the three months ended December 31, 2021. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three months ended March 31, 2022 was 37.6% compared to 32.6% in the three months ended March 31, 2021, an increase of 5.0%. The increase in comparative rental equipment dollar utilization was the result of the increase in equipment rental rates as noted above and an increase in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 70.4% for the three months ended March 31, 2022 compared to 64.1% in the three months ended March 31, 2021, an increase of 6.3%. The increase in rental equipment time utilization as a percentage of original equipment cost was largely due to increased demand in the current year.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three months ended March 31, 2022 were $22.0 million compared to $16.1 million for the three months ended March 31, 2021, an increase of approximately $6.0 million, or 37.1%.

Used Equipment Sales Revenues. Our used equipment sales decreased $17.3 million, or 44.6%, to $21.5 million for the three months ended March 31, 2022, from approximately $38.9 million for the same three months in 2021. This decrease is reflective of the increased rental demand and our decision to capitalize on high equipment utilization during the quarter. Sales of used material handling equipment, used earthmoving equipment and used aerial work platform equipment decreased $7.9 million, $4.9 million and $4.3 million, respectively.

New Equipment Sales Revenues. Our new equipment sales for the three months ended March 31, 2022 increased $2.9 million, or 12.4%, to $26.0 million from $23.2 million for the three months ended March 31, 2021. Sales of new other equipment and new material handling equipment increased $2.9 million and $1.4 million, respectively. Partially offsetting these new equipment sales increases was a $1.2 million decrease in new aerial work platform equipment sales.

Parts Sales Revenues. Our parts sales revenues for the three months ended March 31, 2022 increased $0.5 million, or 3.2%, to $16.1 million from approximately $15.6 million for the same three months last year.

Services Revenues. Our services revenues for the three months ended March 31, 2022 increased $0.1 million, or 1.5%, to approximately $8.1 million from $8.0 million for the same three months last year.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended March 31, 2022, our other revenues were approximately $1.5 million, a decrease of $0.1 million, or 9.2%, from approximately $1.6 million in the same three months in 2021.

Gross Profit.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$88,402	$58,628	29,774	50.8%
Rentals other	1,130	(421)	1,551	368.4%
Total equipment rentals	89,532	58,207	31,325	53.8%
Used equipment sales	8,978	12,494	(3,516)	(28.1)%
New equipment sales	3,707	2,774	933	33.6%
Parts sales	4,355	4,403	(48)	(1.1)%
Services revenues	5,320	5,396	(76)	(1.4)%
Non-Segmented revenues gross profit (loss)	(312)	138	(450)	(326.1)%
Total gross profit	$111,580	$83,412	$28,168	33.8%

Total Gross Profit. Our total gross profit was $111.6 million for the three months ended March 31, 2022 compared to $83.4 million for the same three months in 2021, an increase of $28.2 million, or 33.8%. Total gross profit margin for the three months ended March 31, 2022 was approximately 41.0%, an increase of 6.3% from the 34.7% gross profit margin for the same three months in 2021. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three months ended March 31, 2022 increased approximately $31.3 million, or 53.8%, to $89.5 million from $58.2 million in the same three months in 2021. Total gross profit margin from equipment rentals for the three months ended March 31, 2022 was approximately 44.9% compared to 38.0% for the same period in 2021, an increase of approximately 6.9%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit increased $29.8 million, or 50.8%, to $88.4 million for the three months ended March 31, 2022 compared to $58.6 million for the same three months in 2021. The gross profit increase was the result of a $40.0 million increase in rental revenues for the three months ended March 31, 2022 compared to the same period last year, partially offset by a $6.6 million increase in rental equipment depreciation expense and a $3.7 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior year. Our fleet size, based on original equipment cost, at March 31, 2022 was $218.8 million, or 13.0%, larger than our fleet size at March 31, 2021.

Gross profit margin on equipment rentals for the three months ended March 31, 2022 was approximately 49.9% compared to 42.7% for the same period in 2021, an increase of 7.2%. Depreciation expense was 33.9% of equipment rental revenues for the three months ended March 31, 2022 compared to 39.0% for the same period in 2021, a decrease of approximately 5.1%, resulting primarily from the increase in rental revenues. As a percentage of revenues, rental expenses were 16.2% for the three months ended March 31, 2022 compared to 18.3% for the same period last year, a decrease of 2.0%, resulting primarily from the increase in rental revenues.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three months ended March 31, 2022 was $1.1 million compared to a gross loss of $0.4 million for the same period in 2021, an increase of $1.6 million. The gross margin was 5.1% for the three months ended March 31, 2022 compared to a gross loss margin of 2.6% for the same period last year.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended March 31, 2022 decreased $3.5 million, or 28.1%, to $9.0 million from $12.5 million in the same period in 2021, as used equipment sales revenues decreased $17.3 million. Gross profit margin on used equipment sales for the three months ended March 31, 2022 was approximately 41.7%, up 9.5% from 32.2% for the same three months in 2021, primarily as a result of higher gross margins across all product lines. Our used equipment sales from the rental fleet, which comprised 91.6% and 94.5% of our used equipment sales for the three months ended March 31, 2022 and 2021, respectively, were approximately 182.3% and 150.9% of net book value for the three months ended March 31, 2022 and 2021, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended March 31, 2022 increased $0.9 million, or 33.6%, to $3.7 million compared to $2.8 million for the same three months in 2021 on new equipment sales that increased $2.9 million. Gross profit margin on new equipment sales was 14.2% for the three months ended March 31, 2022, compared to 12.0% for the same period last year, an increase of 2.2%. The increase in gross profit was primarily due to increased gross profit in other equipment and earthmoving equipment sales.

Parts Sales Gross Profit. Our parts sales gross profit for the three months ended March 31, 2022 was approximately $4.4 million, a decrease of 1.1%, from gross profit of $4.4 million for the same period last year on parts sales that increased $0.5 million. Gross profit margin for the three months ended March 31, 2022 was 27.1% compared to 28.3% for the same three months last year, a decrease of 1.2%, resulting from the mix of parts sold.

Services Revenues Gross Profit. For the three months ended March 31, 2022, our services revenues gross profit decreased $0.1 million, or 1.4%, to $5.3 million from $5.4 million for the same three months in 2021 on service revenues that increased $0.1 million. Gross profit margin for the three months ended March 31, 2022 was 65.4%, a decrease of 2.0% from approximately 67.4% in the same three months in 2021, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended March 31, 2022, our other revenues gross loss was $0.3 million compared to a gross profit of $0.1 million, in the same period in 2021, a decrease of $0.5 million.

Selling, General and Administrative Expenses. SG&A expenses increased $10.1 million, or 14.9%, to $78.3 million for the three months ended March 31, 2022 compared to $68.1 million for the three months ended March 31, 2021. Employee salaries, wages, payroll taxes and other employee related expenses increased $6.1 million due to increased commissions, wages, headcount and overtime and incentive pay. Facility expenses increased $1.4 million, legal and professional fees increased $0.9 million and liability insurance costs increased $0.5 million. Approximately $3.6 million of comparative incremental SG&A expenses in the three months ended March 31, 2022 was attributable to branches opened since January 1, 2021 with less than three months of comparable operations in either or both of the three months ended March 31, 2022 and 2021. SG&A expenses as a percentage of total revenues for the three months ended March 31, 2022 and 2021 were 28.7% and 28.3%, respectively, an increase of 0.4%.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $1.4 million compared to $0.2 million for the same period last year, an increase of $1.2 million. This increase is due to gains on the sale of property and equipment in the normal course of business.

Other Income (Expense). For the three months ended March 31, 2022, our net other expenses decreased approximately $0.2 million to $12.6 million compared to $12.8 million for the same three months in 2021. Interest expense was $13.4 million for both of the three months ended March 31, 2022 and 2021.

Income Taxes. We recorded income tax expense of $5.8 million for the three months ended March 31, 2022 compared to an income tax expense of $0.7 million for the three months ended March 31, 2021. Our effective income tax rate for the three months ended March 31, 2022 was 26.3% compared to 26.9% for the same period in 2021. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at March 31, 2022 are fully realizable through future reversals of existing taxable temporary differences and future taxable income.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the three months ended March 31, 2022, the cash provided by our operating activities was $38.5 million. Our reported net income of $16.3 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $85.6 million. These cash flows from operating activities were also positively impacted by a $17.3 million increase in accounts payable and a $6.6 million increase in accrued expenses payable and other liabilities. Partially offsetting these positive cash flows were a $59.7 million increase in inventories due to increases in equipment purchases, a $4.5 million increase in receivables, a $5.4 million increase in prepaid expenses and other assets and a $1.4 million decrease in manufacturing flooring plans payable.

For both continuing and discontinued operations for the three months ended March 31, 2021, the cash provided by our operating activities was $46.9 million. Our reported net income for both continuing and discontinued operations of $4.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, amortization of finance lease right-of-use assets, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, gain on sale of discontinued operations and net gains on the sale of long-lived assets, provided positive cash flows of $61.0 million. These cash flows from operating activities were also positively impacted by a $22.7 million decrease in receivables, a $62.4 million increase in accounts payable, a $6.2 million increase in accrued expenses payable and other liabilities and a $0.9 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $99.0 million increase in inventories, due to increases in capital expenditures for new equipment inventory, and a $7.2 million increase in prepaid expenses and other assets.

Cash Flow from Investing Activities. For the three months ended March 31, 2022, our net cash used in our investing activities was approximately $33.7 million. Purchases of rental and non-rental equipment were $55.0 million and proceeds from the sale of rental and non-rental equipment were $21.3 million.

For both continuing and discontinued operations for the three months ended March 31, 2021, our net cash used in our investing activities was approximately $24.7 million. Purchases of rental and non-rental equipment were $63.6 million and proceeds from the sale of rental and non-rental equipment were $39.0 million.

Cash Flow from Financing Activities. For the three months ended March 31, 2022, net cash used in our financing activities was $10.3 million. Dividends paid totaled $9.9 million, or $0.275 per common share, and treasury stock purchases totaled $0.3 million.

For both continuing and discontinued operations for the three months ended March 31, 2021, net cash used in our financing activities was $10.6 million. Dividends paid totaled $9.9 million, or $0.275 per common share. Treasury stock purchases totaled $0.4 million, payments of deferred financing costs were $0.1 million and finance lease principal payments were $0.1 million.

Senior Unsecured Notes

On December 14, 2020, we completed the offering of our Senior Unsecured Notes of $1.25 billion. No principal payments on the Senior Unsecured Notes are due until their scheduled maturity date of December 15, 2028.

The Senior Unsecured Notes were issued by H&E Equipment Services, Inc. (the parent company) and are guaranteed by GNE Investments, Inc. and its wholly-owned subsidiaries Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E California Holding, Inc., H&E Equipment Services (Mid-Atlantic), Inc. and H&E Finance Corp (collectively, the guarantor subsidiaries). The guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan. There are no registration rights associated with the notes or the subsidiary guarantees.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At March 31, 2022, we had no outstanding borrowings under the Credit Facility and we could borrow up to $740.3 million, which with cash on hand amounted to a liquidity position of $1.1 billion. On October 1, 2021, we sold our crane business and the disposition had no impact on our borrowing availability. For further information on the Crane Sale, see Note 3 to our Condensed Consolidated Financial Statements. We did not have any negative impacts to our liquidity position under the Credit Facility as a result of discontinued operations or the COVID-19 pandemic, nor do we have any covenant violations related to the Credit Facility. At April 20, 2022, we had $740.3 million of available borrowings under our Credit Facility, net of a $9.7 million outstanding letter of credit.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of used, new and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash historically have been to fund operating activities and working capital (including used and new equipment inventories), purchases of rental fleet equipment and property and equipment, open new branch locations, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the three months ended March 31, 2022 and for both continuing and discontinued operations for the three months ended March 31, 2021 were approximately $76.0 million and $71.7 million, respectively, including $31.6 million and $15.4 million, respectively, of non-cash transfers from used and new equipment to rental fleet inventory. This increase in rental fleet capital expenditures reflects our response to improved rental demand. Our gross property and equipment capital expenditures for the three months ended March 31, 2022 and for both continuing and discontinued operations for the three months ended March 31, 2021 were $10.7 million and $7.3 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness) will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At March 31, 2022, we had cash on hand of approximately $351.8 million. At March 31, 2022, we had available borrowings of $740.3 million, net of $9.7 million of outstanding letters of credit, compared to $741.3 million at March 31, 2021, net of $8.7 million of outstanding letters of credit. At April 20, 2022, we had $740.3 million of available borrowings under the Credit Facility, net of a $9.7 million of outstanding letters of credit. We do not expect our liquidity to be materially negatively impacted by the ongoing effects of the COVID-19 pandemic.

Quarterly Dividend

On February 11, 2022, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on March 18, 2022, totaling approximately $9.9 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2021, 19,996 shares of restricted stock units, which were granted in 2019, vested and were subsequently issued on March 7, 2022, at $38.39 per share. Holders of those shares returned an aggregate of 8,938 shares of common stock to the Company during the quarter ended March 31, 2022 as payment for their respective withholding taxes. This resulted in an addition of 8,938 shares to treasury stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Restrictive Covenant Agreement, dated March 4, 2022, by and between the Company and John McDowell Engquist.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: April 27, 2022	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 27, 2022	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)