Form 10-Q
period 2022-06-30
H&E Equipment Services, Inc.
filed 2022-07-28
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 21, 2022, there were 36,159,738 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

June 30, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Balances at
	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$278,831	$357,296
Receivables, net of allowance for doubtful accounts of $4,775 and $4,178, respectively	183,520	157,226
Inventories, net of reserves for obsolescence of $54 and $73, respectively	122,048	75,299
Prepaid expenses and other assets	27,818	21,081
Rental equipment, net of accumulated depreciation of $797,344 and $722,646, respectively	1,190,778	1,116,456
Property and equipment, net of accumulated depreciation and amortization of $170,841 and $161,913, respectively	123,012	112,281
Operating lease right-of-use assets, net of accumulated amortization of $43,678 and $36,884, respectively	157,538	151,222
Finance lease right-of-use assets, net of accumulated amortization of $24	1,626	—
Deferred financing costs, net of accumulated amortization of $16,168 and $15,818, respectively	1,108	1,458
Intangible assets, net of accumulated amortization of $16,694 and $14,709, respectively	23,006	24,991
Goodwill	63,137	63,137
Total assets	$2,172,422	$2,080,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	136,874	95,604
Manufacturer flooring plans payable	21,507	20,924
Accrued expenses payable and other liabilities	65,931	63,908
Dividends payable	57	128
Senior unsecured notes, net of unaccreted discount of $7,565 and $8,151 and deferred financing costs of $1,747 and $1,882, respectively	1,240,688	1,239,967
Operating lease liabilities	161,842	155,303
Finance lease right-of-use liabilities	1,626	—
Deferred income taxes	215,042	201,231
Total liabilities	1,843,567	1,777,065
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,380,308 and 40,353,299 shares issued at June 30, 2022 and December 31, 2021, respectively, and 36,159,738 and 36,141,667 shares outstanding at June 30, 2022 and December 31, 2021, respectively	403	403
Additional paid-in capital	247,627	244,638
Treasury stock at cost, 4,220,570 and 4,211,632 shares of common stock held at June 30, 2022 and December 31, 2021, respectively	(68,637)	(68,294)
Retained earnings	149,462	126,635
Total stockholders’ equity	328,855	303,382
Total liabilities and stockholders’ equity	$2,172,422	$2,080,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Equipment rentals	$227,577	$175,611	$426,802	$328,830
Used equipment sales	18,833	35,821	40,359	74,675
New equipment sales	21,486	27,633	47,522	50,806
Parts sales	16,172	16,880	32,231	32,436
Services revenues	8,889	8,059	17,023	16,070
Other	1,714	1,673	3,184	3,292
Total revenues	294,671	265,677	567,121	506,109
Cost of revenues:
Rental depreciation	62,288	56,513	122,309	109,966
Rental expense	30,815	27,509	59,574	52,574
Rental other	23,873	18,390	44,786	34,884
	116,976	102,412	226,669	197,424
Used equipment sales	9,871	22,683	22,419	49,043
New equipment sales	18,271	24,231	40,600	44,630
Parts sales	11,832	12,353	23,536	23,506
Services revenues	3,143	2,578	5,957	5,193
Other	2,244	1,600	4,026	3,081
Total cost of revenues	162,337	165,857	323,207	322,877
Gross profit	132,334	99,820	243,914	183,232
Selling, general and administrative expenses	82,664	70,711	160,942	138,856
Merger and other	—	6	—	106
Gain on sales of property and equipment, net	996	631	2,382	785
Income from operations	50,666	29,734	85,354	45,055
Other income (expense):
Interest expense	(13,500)	(13,425)	(26,947)	(26,868)
Other, net	893	750	1,773	1,411
Total other expense, net	(12,607)	(12,675)	(25,174)	(25,457)
Income from operations before provision for income taxes	38,059	17,059	60,180	19,598
Provision for income taxes	10,189	4,808	16,014	5,492
Net income from continuing operations	$27,870	$12,251	$44,166	$14,106

Discontinued Operations:
Income (loss) from discontinued operations before provision (benefit) for income taxes	$(2,049)	$4,683	$(2,049)	$7,835
Provision (benefit) for income taxes	(525)	1,168	(525)	2,024
Net income (loss) from discontinued operations	$(1,524)	$3,515	$(1,524)	$5,811

Net income	$26,346	$15,766	$42,642	$19,917

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income from continuing operations per common share:
Basic	$0.77	$0.34	$1.21	$0.39
Diluted	$0.76	$0.34	$1.21	$0.39
Net income (loss) from discontinued operations per common share:
Basic	$(0.04)	$0.10	$(0.04)	$0.16
Diluted	$(0.04)	$0.10	$(0.04)	$0.16
Net income per common share:
Basic	$0.72	$0.44	$1.17	$0.55
Diluted	$0.72	$0.43	$1.17	$0.55
Weighted average common shares outstanding:
Basic	36,382	36,216	36,373	36,200
Diluted	36,541	36,437	36,540	36,412
Dividends declared per common share outstanding	$0.275	$0.275	$0.550	$0.550

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$42,642	$19,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,881	14,001
Depreciation of rental equipment	122,309	113,686
Amortization of finance lease right-of-use assets	24	81
Amortization of intangible assets	1,985	1,985
Amortization of deferred financing costs	485	486
Accretion of note discount, net of premium amortization	586	586
Non-cash operating lease expense	6,794	7,426
Provision for losses on accounts receivable	1,360	787
Provision for inventory obsolescence	—	38
Change in deferred income taxes	13,811	5,869
Stock-based compensation expense	2,989	2,543
Loss on sale of discontinued operations	1,917	—
Gain from sales of property and equipment, net	(2,382)	(834)
Gain from sales of rental equipment, net	(17,341)	(27,070)
Changes in operating assets and liabilities:
Receivables	(27,252)	7,555
Inventories	(87,557)	(73,651)
Prepaid expenses and other assets	(6,737)	(7,137)
Accounts payable	41,270	23,804
Manufacturer flooring plans payable	583	(2,289)
Accrued expenses payable and other liabilities	(5,178)	(7,324)
Net cash provided by operating activities	104,189	80,459
Cash flows from investing activities:
Closing adjustment on sale of discontinued operations	(2,256)	—
Purchases of property and equipment	(24,457)	(16,227)
Purchases of rental equipment	(174,775)	(228,453)
Proceeds from sales of property and equipment	2,794	1,088
Proceeds from sales of rental equipment	36,293	75,302
Net cash used in investing activities	(162,401)	(168,290)
Cash flows from financing activities:
Borrowings on senior secured credit facility	573,197	620,584
Payments on senior secured credit facility	(573,197)	(620,584)
Dividends paid	(19,886)	(19,865)
Purchases of treasury stock	(343)	(435)
Payments of deferred financing costs	—	(136)
Payments of finance lease obligations	(24)	(128)
Net cash used in financing activities	(20,253)	(20,564)
Net decrease in cash	(78,465)	(108,395)
Cash, beginning of period	357,296	310,882
Cash, end of period	$278,831	$202,487

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2022	2021
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from used and new inventory to rental fleet	$40,808	$17,679
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(567)	$3
Operating lease assets obtained in exchange for new operating lease liabilities	$13,110	$12,868
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30,426	$25,946
Income taxes paid (refunds received), net	$1,891	$1,545

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021, from which the consolidated balance sheet amounts as of December 31, 2021 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

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

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers at our 106 branch locations across 25 states. The Company’s fleet is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

(2) Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three and six months ended June 30, 2022, there were no significant changes to those accounting policies.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 are summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
	2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$193,704	$77	$193,781	$147,894	$111	$148,005
Re-rent revenue	7,462	—	7,462	9,206	—	9,206
Ancillary and other rental revenues:
Delivery and pick-up	—	13,899	13,899	—	9,749	9,749
Other	12,435	—	12,435	8,651	—	8,651
Total ancillary rental revenues	12,435	13,899	26,334	8,651	9,749	18,400
Total equipment rental revenues	213,601	13,976	227,577	165,751	9,860	175,611
Used equipment sales	—	18,833	18,833	—	35,821	35,821
New equipment sales	—	21,486	21,486	—	27,633	27,633
Parts sales	—	16,172	16,172	—	16,880	16,880
Service revenues	—	8,889	8,889	—	8,059	8,059
Other	—	1,714	1,714	—	1,673	1,673
Total revenues	$213,601	$81,070	$294,671	$165,751	$99,926	$265,677

	Six Months Ended June 30,
	2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$364,433	$186	$364,619	$277,359	$163	$277,522
Re-rent revenue	13,806	—	13,806	16,835	—	16,835
Ancillary and other rental revenues:
Delivery and pick-up	—	24,999	24,999	—	17,935	17,935
Other	23,378	—	23,378	16,538	—	16,538
Total ancillary rental revenues	23,378	24,999	48,377	16,538	17,935	34,473
Total equipment rental revenues	401,617	25,185	426,802	310,732	18,098	328,830
Used equipment sales	—	40,359	40,359	—	74,675	74,675
New equipment sales	—	47,522	47,522	—	50,806	50,806
Parts sales	—	32,231	32,231	—	32,436	32,436
Service revenues	—	17,023	17,023	—	16,070	16,070
Other	—	3,184	3,184	—	3,292	3,292
Total revenues	$401,617	$165,504	$567,121	$310,732	$195,377	$506,109

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

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is our rental operations, which as discussed above is accounted for under Topic 842 and as of June 30, 2022 represents 75.3% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for six months ended June 30, 2022 and 2021 were approximately 0.3% and 0.2%.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three months ended June 30, 2022 and 2021 that was included in the contract liability balance as of the beginning of such periods.

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

(3) Acquisitions and Dispositions

2021 Dispositions

Crane Sale

On July 19, 2021, the Company entered into a definitive agreement to sell its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130.0 million in cash, which was subject to adjustment based on actual amounts of net working capital and crane rental fleet net book value delivered at transaction closing. The Company executed the transaction closing on October 1, 2021 subject to customary closing conditions, including regulatory approval under the Hart-Scott-Rodino Act, resulting in proceeds of $135.9 million, which was subject to the finalization of adjustments. During June 2022, closing adjustments of $1.9 million were finalized and recorded as discontinued operations on the consolidated statement of income.

This disposition represents the Company’s strategic shift to a pure-play rental business. In accordance with ASC 360, Property, Plant, and Equipment, the Company ceased recording depreciation and amortization for Crane Sale related rental fleet, property, plant and equipment, and right of use lease assets upon qualifying as held for sale. In accordance with ASC 205-20, the Company determined that discontinued operations presentation was met during the third quarter of fiscal year 2021. As part of the divestiture, we entered into a transition services agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, accounting and human resources for a period of sixty days up to six months. Aside from these customary transition services, there will be no continuing involvement with the crane business after its disposal.

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

The following tables (amounts in thousands) present the Crane Sale results as reported in income (loss) from discontinued operations within our consolidated statements of income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Equipment rentals	$—	$3,426	$—	$6,431
Used equipment sales	—	5,537	—	8,449
New equipment sales	—	22,286	—	36,858
Parts sales	—	10,544	—	20,600
Services revenues	—	6,918	—	13,417
Other	—	1,375	—	2,344
Total revenues	—	50,086	—	88,099
Cost of revenues:
Rental depreciation	—	1,824	—	3,720
Rental expense	—	572	—	1,195
Rental other	—	341	—	570
	—	2,737	—	5,485
Used equipment sales	—	4,325	—	6,330
New equipment sales	—	19,945	—	32,988
Parts sales	—	8,003	—	15,597
Services revenues	—	2,211	—	4,293
Other	—	1,320	—	2,270
Total cost of revenues	—	38,541	—	66,963
Gross profit	—	11,545	—	21,136
Selling, general and administrative expenses	—	6,295	—	12,103
Merger and other	132	674	132	1,311
Gain on sales of property and equipment, net	—	49	—	49
Income (loss) from discontinued operations	(132)	4,625	(132)	7,771
Other, net	(1,917)	58	(1,917)	64
Income (loss) before provision (benefit) for income taxes	(2,049)	4,683	(2,049)	7,835
Provision (benefit) for income taxes	(525)	1,168	(525)	2,024
Net income (loss) from discontinued operations	$(1,524)	$3,515	$(1,524)	$5,811

Cash flows from discontinued operations was as follows (amounts in thousands):

	Six Months Ended
	June 30,
	2022	2021
Operating activities of discontinued operations:
Depreciation and amortization of property and equipment	$—	$1,083
Depreciation of rental equipment	—	3,720
Loss on sale of discontinued operations	1,917	—
Gain from sales of property and equipment, net	—	(49)
Gain from sales of rental equipment, net	—	(1,641)

Investing activities of discontinued operations:
Purchases of rental equipment	—	(2,073)
Proceeds from sales of property and equipment	—	43
Proceeds from sales of rental equipment	—	4,051

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2022 and December 31, 2021 are presented in the table below (amounts in thousands).

	June 30, 2022
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 5.0% (Level 3)	$21,507	$18,579
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,240,688	1,013,363

	December 31, 2021
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$20,924	$19,533
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,239,967	1,242,850

At June 30, 2022 and December 31, 2021, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”) was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table.

During the three and six months ended June 30, 2022 and 2021, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, respectively (amounts in thousands, except share and per share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2021	40,353,299	$403	$244,638	$(68,294)	$126,635	$303,382
Stock-based compensation	—	—	1,678	—	—	1,678
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,851)	(9,851)
Issuance of common stock, net of restricted stock forfeitures	28,825	—	—	—	—	—
Repurchase of 8,938 shares of restricted common stock	—	—	—	(343)	—	(343)
Net income	—	—	—	—	16,296	16,296
Balances at March 31, 2022	40,382,124	403	246,316	(68,637)	133,080	311,162
Stock-based compensation	—	—	1,311	—	—	1,311
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,964)	(9,964)
Restricted stock forfeitures	(1,816)	—	—	—	—	—
Net income	—	—	—	—	26,346	26,346
Balances at June 30, 2022	40,380,308	$403	$247,627	$(68,637)	$149,462	$328,855

Balances at December 31, 2020	40,242,711	$401	$240,206	$(66,188)	$63,814	$238,233
Stock-based compensation	—	—	1,601	—	—	1,601
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,854)	(9,854)
Issuance of common stock, net of restricted stock forfeitures	45,427	—	—	—	—	—
Repurchase of 12,624 shares of restricted common stock	—	—	—	(435)	—	(435)
Net income	—	—	—	—	4,151	4,151
Balances at March 31, 2021	40,288,138	401	241,807	(66,623)	58,111	233,696
Stock-based compensation	—	—	942	—	—	942
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,943)	(9,943)
Restricted stock forfeitures	(9,295)	1	—	—	—	1
Net income	—	—	—	—	15,766	15,766
Balances at June 30, 2021	40,278,843	$402	$242,749	$(66,623)	$63,934	$240,462

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, net of an estimated forfeiture rate, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The estimated forfeiture rate is based on historical experience and revised, if necessary, in subsequent periods for actual forfeitures. There were 1,186,944 shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan as of June 30, 2022.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2021	480,147	$25.56
Granted	15,376	$41.63
Vested	(35,372)	$35.40
Forfeited	(38,594)	$29.37
Non-vested stock at June 30, 2022	421,557	$24.97

As of June 30, 2022, we had unrecognized compensation expense of approximately $6.5 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.4 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Compensation expense	$1,311	$943	$2,989	$2,543

(7) Income per Share

Income per common share for the three and six months ended June 30, 2022 and 2021 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was less than 1% of total outstanding shares for the three and six months ended June 30, 2022 and 2021 and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2022 and 2021 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income from continuing operations	$27,870	$12,251	$44,166	$14,106
Net income (loss) from discontinued operations	(1,524)	3,515	(1,524)	5,811
Net income	$26,346	$15,766	$42,642	$19,917

Weighted average number of common shares outstanding:
Basic	36,382	36,216	36,373	36,200
Effect of dilutive non-vested restricted stock	159	221	167	212
Diluted	36,541	36,437	36,540	36,412

Income (loss) per share:
Basic:
Continuing operations	$0.77	$0.34	$1.21	$0.39
Discontinued operations	(0.04)	0.10	(0.04)	0.16
Net income (loss) per share	$0.72	$0.44	$1.17	$0.55
Diluted:
Continuing operations	$0.76	$0.34	$1.21	$0.39
Discontinued operations	(0.04)	0.10	(0.04)	0.16
Net income (loss) per share	$0.72	$0.43	$1.17	$0.55

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	12	—	6	—

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

As of June 30, 2022, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At June 30, 2022, we had no amount of borrowings outstanding under the Credit Facility and could borrow up to approximately $740.3 million, net of a $9.7 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

(9) Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% Senior Unsecured Notes due 2028. For further information related to significant terms of the Senior Unsecured Notes, see Note 9 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2020	$1,238,660
Accretion of discount through December 31, 2021	1,172
Additional deferred financing costs through December 31, 2021	(135)
Amortization of deferred financing costs through December 31, 2021	270
Balance at December 31, 2021	$1,239,967
Accretion of discount through June 30, 2022	586
Amortization of deferred financing costs through June 30, 2022	135
Balance at June 30, 2022	$1,240,688

(10) Leases

We adopted Topic 842 on January 1, 2019. For a discussion of our adoption of Topic 842 and related disclosures, see Note 2 and Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

At June 30, 2022, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $157.5 million and net finance lease right-of-use assets of $1.6 million. Our operating lease liabilities at June 30, 2022 were $161.8 million and finance lease liabilities were $1.6 million. The weighted average remaining lease term for operating leases was approximately 8.4 years and the weighted average remaining lease term for finance leases was approximately 10.0 years. The weighted average discount rate for operating leases and finance leases was approximately 6.0% and 5.0%, respectively.

The future minimum lease payments of operating leases executed but not commenced as of June 30, 2022 are estimated to be $0.7 million, $2.1 million, $2.4 million, $2.4 million and $2.5 million for the years ended December 31, 2022, 2023, 2024, 2025 and 2026, respectively, and $17.4 million thereafter. It is expected that the majority of these leases will commence during 2022 and 2023.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Segment Revenues:
Equipment rentals	$227,577	$175,611	$426,802	$328,830
Used equipment sales	18,833	35,821	40,359	74,675
New equipment sales	21,486	27,633	47,522	50,806
Parts sales	16,172	16,880	32,231	32,436
Services revenues	8,889	8,059	17,023	16,070
Total segmented revenues	292,957	264,004	563,937	502,817
Non-segmented revenues	1,714	1,673	3,184	3,292
Total revenues	$294,671	$265,677	$567,121	$506,109
Segment Gross Profit:
Equipment rentals	$110,601	$73,199	$200,133	$131,406
Used equipment sales	8,962	13,138	17,940	25,632
New equipment sales	3,215	3,402	6,922	6,176
Parts sales	4,340	4,527	8,695	8,930
Services revenues	5,746	5,481	11,066	10,877
Total segmented gross profit	132,864	99,747	244,756	183,021
Non-segmented gross profit (loss)	(530)	73	(842)	211
Total gross profit	$132,334	$99,820	$243,914	$183,232

	Balances at
	June 30,	December 31,
	2022	2021
Segment identified assets:
Equipment sales	$107,198	$62,652
Equipment rentals	1,190,778	1,116,456
Parts and services	14,850	12,647
Total segment identified assets	1,312,826	1,191,755
Non-segment identified assets	859,596	888,692
Total assets	$2,172,422	$2,080,447

The Company operates primarily in the United States and our sales to international customers for the three months ended June 30, 2022 and 2021 were 0.1% and 0.2% of total revenues, respectively, and for the six months ended June 30, 2022 and 2021 were 0.5% and 0.2% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Background

Founded in 1961, we have been in the equipment services business for 61 years and are one of the largest rental equipment companies in the nation. H&E L.L.C. was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide, and ICM. Head & Engquist, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc., a Delaware corporation.

H&E serves a diverse set of end markets in many high-growth geographies throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of June 30, 2022, we operated 106 branch locations across 25 states throughout the United States.

We engage in five principal business activities in these equipment categories: equipment rentals, used equipment sales, new equipment sales, parts sales and repair and maintenance services. The Company’s construction rental fleet is among the industry’s youngest and is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. We believe that the operating experience and extensive infrastructure we developed throughout our history as an integrated equipment services company provides us with a competitive advantage to broaden our industry expansion and successfully transition to a pure-play rental company. Our management, from the corporate level down to the branch store level, has extensive industry experience. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Effective October 1, 2021, the Company sold its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130 million in cash (“the Crane Sale”). The Crane Sale met the criteria for discontinued operations presentation and as such, the results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Income for all periods presented. The financial results and information below are presented on a continuing operations basis and exclude the Crane Sale, unless otherwise noted specifically as discontinued operations.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended June 30, 2022. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, long-lived assets and income taxes.

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

•
Equipment Rentals. Our rental operation primarily rents our core types of construction and industrial equipment. We have a well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (which we analyze as equipment usage based on: (1) a percentage of original equipment cost; and (2) the number of rental equipment units available for rent), rental rate trends and targets, rental equipment dollar utilization, and maintenance and repair costs, which we closely monitor. We maintain fleet quality through quality control inspections and our parts and services operations.
•
Used Equipment Sales. Our used equipment sales are generated primarily from sales from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers. Used equipment is sold by our retail sales force. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide us with a profitable distribution channel for the disposal of rental equipment.
•
New Equipment Sales. We seek to optimize revenues from new equipment sales by selling equipment through a professional in-house retail sales force. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our relationships with some of our key suppliers improves our ability to obtain equipment.
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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals account for more than half of our total revenues. For the six months ended June 30, 2022, of our total revenues, approximately 75.3% were attributable to equipment rentals, 7.1% were attributable to used equipment sales, 8.4% were attributable to new equipment sales, 5.7% were attributable to parts sales, 3.0% were attributable to our services revenues and 0.5% were attributable to our non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, the costs associated with the used equipment we sell, the costs to purchase new equipment we sell, and costs associated with parts sales and services, all of which are included in cost of revenues. For the six months ended June 30, 2022, our total cost of revenues was $323.2 million. Our operating expenses consist principally of selling, general and administrative (“SG&A”) expenses. For the six months ended June 30, 2022, our SG&A expenses were $160.9 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Selling, General and Administrative Expenses

Our SG&A expenses include sales and marketing expenses, payroll and related benefit costs, including stock compensation expense, insurance expenses, professional fees, rent and other occupancy costs, property and other taxes, administrative overhead, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with intangible assets. These expenses are not generally allocated to our reportable segments.

Interest Expense

Interest expense for the periods presented represents the interest on our outstanding debt instruments, including aggregate amounts outstanding under our revolving $750.0 million senior secured credit facility (the “Credit Facility”), our $1.25 billion, 3.875% senior unsecured notes due 2028 (the “Senior Unsecured Notes”) and finance lease obligations. Interest expense also includes interest on our outstanding manufacturer flooring plans payable, which are used to finance inventory and rental equipment purchases. Non-cash interest expense related to the amortization cost of deferred financing costs and the accretion/amortization of note discount/premium are also included in interest expense.

Principal Cash Flows

We generate cash primarily from our operating activities and, historically, we have used cash flows from operating activities, manufacturer floor plan financings and available borrowings under the Credit Facility as the primary sources of funds to purchase inventory and to fund working capital and capital expenditures, growth and expansion opportunities (see also “Liquidity and Capital

Resources” below). The management of our working capital is closely tied to operating cash flows, as working capital can be significantly impacted by, among other things, our accounts receivable activities, the level of used and new equipment inventories, which may increase or decrease in response to current and expected demand, and the size and timing of our trade accounts payable payment cycles.

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2022 was $1.2 billion, or approximately 54.8% of our total assets. Our rental fleet as of June 30, 2022 consisted of 45,822 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of $2.0 billion. As of June 30, 2022, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	22,692	49.5%	$729.3	36.3%	52.9
Earthmoving	6,427	14.0%	552.8	27.6%	23.2
Material Handling	7,393	16.2%	562.0	28.0%	40.6
Other	9,310	20.3%	163.6	8.1%	25.5
Total	45,822	100%	$2,007.7	100%	41.2

Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. The mix and age of our rental fleet, as well as our cash flows, are impacted by sales of equipment from the rental fleet, which are influenced by used equipment pricing at the retail and secondary auction market levels, the demand for our rental fleet, the availability of new equipment and the capital expenditures to acquire new rental fleet equipment. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated useful life of the specific equipment, among other things. As a result of our in-house service capabilities and extensive maintenance program, our rental fleet is well-maintained.

The original acquisition cost of our gross rental fleet increased by approximately $147.8 million, or 7.9%, for the six months ended June 30, 2022. The average age of our rental fleet equipment increased by approximately 0.9 months for the six months ended June 30, 2022. Our average rental rates for the six months ended June 30, 2022 were approximately 8.1% higher than last year (see further discussion on rental rates in “Results of Operations” below).

With the exception of the Crane Sale and our crane product line, the rental equipment mix among our core product lines for the six months ended June 30, 2022 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

•
Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities, the price of materials, supply chain disruptions and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six months ended June 30, 2022 and 2021. The period-to-period comparisons of our financial results are not necessarily indicative of future results. All financial results and metrics discussed below are on a continuing operations basis.

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

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$201,243	$157,211	$44,032	28.0%
Rentals other	26,334	18,400	7,934	43.1%
Total equipment rentals	227,577	175,611	51,966	29.6%
Used equipment sales	18,833	35,821	(16,988)	(47.4)%
New equipment sales	21,486	27,633	(6,147)	(22.2)%
Parts sales	16,172	16,880	(708)	(4.2)%
Services revenues	8,889	8,059	830	10.3%
Non-Segmented revenues	1,714	1,673	41	2.5%
Total revenues	$294,671	$265,677	$28,994	10.9%

Total Revenues. Our total revenues were $294.7 million for the three months ended June 30, 2022 compared to $265.7 million for the three months ended June 30, 2021, an increase of $29.0 million, or 10.9%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three months ended June 30, 2022 increased $52.0 million, or 29.6%, to $227.6 million from $175.6 million in the three months ended June 30, 2021. The increase in equipment rental revenues was primarily due to our larger fleet, increased demand and increased rental rates as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $44.0 million, or 28.0%, to $201.2 million for the three months ended June 30, 2022 compared to $157.2 million for the three months ended June 30, 2021. Rental revenues from earthmoving equipment increased $17.2 million, material handling equipment increased $12.1 million and aerial work platform equipment increased $9.9 million. Rental revenues on other equipment increased $4.8 million. Our average rental rates for the three months ended June 30, 2022 increased 9.4% compared to the same three months last year and increased 3.5% from the three months ended March 31, 2022. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three months ended June 30, 2022 was 40.9% compared to 35.9% in the three months ended June 30, 2021, an increase of 5.0%. The increase in comparative rental equipment dollar utilization was the result of the increase in equipment rental rates and an increase in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was 73.2% for the three months ended June 30, 2022 compared to 68.7% in the three months ended June 30, 2021, an increase of 4.5%. The increase in rental equipment time utilization as a percentage of original equipment cost was largely due to increased demand in the current year.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three months ended June 30, 2022 were $26.3 million compared to $18.4 million for the three months ended June 30, 2021, an increase of approximately $7.9 million, or 43.1%.

Used Equipment Sales Revenues. Our used equipment sales decreased $17.0 million, or 47.4%, to $18.8 million for the three months ended June 30, 2022, from $35.8 million for the same three months in 2021. This decrease is reflective of the increased rental demand and our decision to capitalize on high equipment utilization during the quarter. Sales of used material handling equipment, used aerial work platform equipment and used earthmoving equipment decreased $7.8 million, $5.2 million and $3.1 million, respectively.

New Equipment Sales Revenues. Our new equipment sales for the three months ended June 30, 2022 decreased $6.1 million, or 22.2%, to $21.5 million from $27.6 million for the three months ended June 30, 2021. Sales of new other equipment, new earthmoving equipment and new aerial work platform equipment sales decreased $4.1 million, $1.5 million, and $0.7 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the three months ended June 30, 2022 decreased $0.7 million, or 4.2%, to $16.2 million from $16.9 million for the same three months last year.

Services Revenues. Our services revenues for the three months ended June 30, 2022 increased $0.8 million, or 10.3%, to $8.9 million from $8.1 million for the same three months last year.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended June 30, 2022, our other revenues were $1.7 million, an increase of 2.5% from the same three months in 2021.

Gross Profit.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$108,140	$73,189	$34,951	47.8%
Rentals other	2,461	10	2,451	24510.0%
Total equipment rentals	110,601	73,199	37,402	51.1%
Used equipment sales	8,962	13,138	(4,176)	(31.8)%
New equipment sales	3,215	3,402	(187)	(5.5)%
Parts sales	4,340	4,527	(187)	(4.1)%
Services revenues	5,746	5,481	265	4.8%
Non-segmented revenues gross profit (loss)	(530)	73	(603)	(826.0)%
Total gross profit	$132,334	$99,820	$32,514	32.6%

Total Gross Profit. Our total gross profit was $132.3 million for the three months ended June 30, 2022 compared to $99.8 million for the same three months in 2021, an increase of $32.5 million, or 32.6%. Total gross profit margin for the three months ended June 30, 2022 was approximately 44.9%, an increase of 7.3% from the 37.6% gross profit margin for the same three months in 2021. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three months ended June 30, 2022 increased $37.4 million, or 51.1%, to $110.6 million from $73.2 million in the same three months in 2021. Total gross profit margin from equipment rentals for the three months ended June 30, 2022 was 48.6% compared to 41.7% for the same period in 2021, an increase of approximately 6.9%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit increased $35.0 million, or 47.8%, to $108.1 million for the three months ended June 30, 2022 compared to $73.2 million for the same three months in 2021. The increased gross profit was due to increased rental revenues of $44.0 million for the three months ended June 30, 2022 compared to the same period last year, partially offset by a $5.8 million increase in rental equipment depreciation expense and a $3.3 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior year. Our fleet size, based on original equipment cost, at June 30, 2022 was $228.2 million, or 12.8%, larger than our fleet at June 30, 2021. Gross profit margin on equipment rentals for the three months ended June 30, 2022 was 53.7% compared to 46.6% for the same period in 2021, an increase of 7.1%. Depreciation expense was 31.0% of equipment rental revenues for the three months ended June 30, 2022 compared to 35.9% for the same period in 2021, a decrease of approximately 4.9%, resulting primarily from the increase in rental revenues. As a percentage of revenues, rental expenses were 15.3% for the three months ended June 30, 2022 compared to 17.5% for the same period last year, a decrease of 2.2%, resulting primarily from the increase in rental revenues.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three months ended June 30, 2022 was $2.5 million, an increase of $2.5 million as compared to the same period in 2021. The gross margin was 9.3% for the three months ended June 30, 2022 compared to a gross margin of 0.1% for the same period last year.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended June 30, 2022 decreased $4.2 million, or 31.8%, to $9.0 million from $13.1 million in the same period in 2021, as used equipment sales revenues decreased $17.0 million. Gross profit margin on used equipment sales for the three months ended June 30, 2022 was approximately 47.6%, up 10.9% from 36.7% for the same three months in 2021, primarily as a result of higher gross margins across all product lines. Our used equipment sales from the rental fleet, which comprised 88.0% and 96.4% of our used equipment sales for the three months ended June 30, 2022 and 2021, respectively, were approximately 203.7% and 160.7% of net book value for the three months ended June 30, 2022 and 2021, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended June 30, 2022 decreased $0.2 million, or 5.5%, to $3.2 million compared to $3.4 million for the same three months in 2021. Gross profit margin on new equipment sales was 15.0% for the three months ended June 30, 2022, compared to 12.3% for the same period last year, an increase of 2.7%. The increase in gross profit was primarily due to increased gross profit in earthmoving equipment sales.

Parts Sales Gross Profit. Our parts sales gross profit for the three months ended June 30, 2022 was $4.3 million, a decrease of 4.1%, from gross profit of $4.5 million for the same period last year on parts sales that decreased $0.7 million. Gross profit margin for both the three months ended June 30, 2022 and 2021 was 26.8%.

Services Revenues Gross Profit. For the three months ended June 30, 2022, our services revenues gross profit increased $0.3 million, or 4.8%, to $5.7 million from $5.5 million for the same three months in 2021 on service revenues that increased $0.8 million. Gross profit margin for the three months ended June 30, 2022 was 64.6%, a decrease of 3.4% from 68.0% in the same three months in 2021, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended June 30, 2022, our other revenues gross loss was $0.5 million compared to a gross profit of $0.1 million, in the same period in 2021, a decrease of $0.6 million.

Selling, General and Administrative Expenses. SG&A expenses increased $12.0 million, or 16.9%, to $82.7 million for the three months ended June 30, 2022 compared to $70.7 million for the three months ended June 30, 2021. Employee salaries, wages, payroll taxes and other employee related expenses increased $7.5 million due to increased commissions, wages, headcount and incentive pay. Facility expenses increased $1.1 million, professional fees increased $0.8 million and liability insurance costs increased $0.7 million. Approximately $2.2 million of comparative incremental SG&A expenses in the three months ended June 30, 2022 was attributable to branches opened since January 1, 2021 with less than three months of comparable operations in either or both of the three months ended June 30, 2022 and 2021. SG&A expenses as a percentage of total revenues for the three months ended June 30, 2022 and 2021 were 28.1% and 26.6%, respectively, an increase of 1.5%.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $1.0 million compared to $0.6 million for the same period last year, an increase of $0.4 million. This increase is due to gains on the sale of property and equipment in the normal course of business.

Other Income (Expense). For the three months ended June 30, 2022, our net other expenses decreased approximately $0.1 million to $12.6 million compared to $12.7 million for the same three months in 2021. Interest expense was $13.5 million for the three months ended June 30, 2022 and $13.4 million for the three months ended June 30, 2021.

Income Taxes. We recorded income tax expense of $10.2 million for the three months ended June 30, 2022 compared to an income tax expense of $4.8 million for the three months ended June 30, 2021. Our effective income tax rate for the three months ended June 30, 2022 was 26.8% compared to 28.2% for the same period in 2021. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2022 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of June 30, 2022, we have a valuation allowance of $7.6 million for certain state tax credits that may not be realized.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$378,425	$294,357	$84,068	28.6%
Rentals other	48,377	34,473	13,904	40.3%
Total equipment rentals	426,802	328,830	97,972	29.8%
Used equipment sales	40,359	74,675	(34,316)	(46.0)%
New equipment sales	47,522	50,806	(3,284)	(6.5)%
Parts sales	32,231	32,436	(205)	(0.6)%
Services revenues	17,023	16,070	953	5.9%
Non-Segmented revenues	3,184	3,292	(108)	(3.3)%
Total revenues	$567,121	$506,109	$61,012	12.1%

Total Revenues. Our total revenues were $567.1 million for the six months ended June 30, 2022 compared to $506.1 million for the six months ended June 30, 2021, an increase of $61.0 million, or 12.1%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the six months ended June 30, 2022 increased $98.0 million, or 29.8%, to $426.8 million from $328.8 million in the six months ended June 30, 2021. The increase in equipment rental revenues was primarily due to our larger fleet, increased rental demand and increased rental rates as compared to the prior year.

Rentals. Rental revenues increased $84.1 million, or 28.6%, to $378.4 million for the six months ended June 30, 2022 compared to $294.4 million for the six months ended June 30, 2021. Rental revenues from earthmoving equipment increased $32.2 million, material handling equipment increased $22.6 million, aerial work platform equipment increased $19.4 million and other equipment increased $9.8 million. Our average rental rates for the six months ended June 30, 2022 increased 8.1% compared to the same period last year. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six months ended June 30, 2022 was 39.3% compared to 34.3% in the six months ended June 30, 2021, an increase of 5.0%. The increase in comparative rental equipment dollar utilization was the result of an increase in rental equipment time utilization and increase in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was 71.8% for the six months ended June 30, 2022 compared to 66.4% in the six months ended June 30, 2021, an increase of 5.4%. The increase in rental equipment time utilization as a percentage of original equipment cost was largely due to the increase in demand.

Rentals Other. Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the six months ended June 30, 2022 were $48.4 million compared to $34.5 million for the six months ended June 30, 2021, an increase of $13.9 million, or 40.3%. The increase was primarily related to the increase in rental revenues discussed above.

Used Equipment Sales Revenues. Our used equipment sales decreased $34.3 million, or 46.0%, to $40.4 million for the six months ended June 30, 2022 from $74.7 million for the six months ended June 30, 2021. This decrease is reflective of the increased rental demand and our decision to capitalize on high equipment utilization during the quarter. Sales of used material handling equipment decreased $15.7 million, sales of used aerial work platform equipment decreased $9.5 million and sales of used earthmoving equipment decreased $8.0 million.

New Equipment Sales Revenues. Our new equipment sales for the six months ended June 30, 2022 decreased $3.3 million, or 6.5%, to $47.5 million from $50.8 million for the six months ended June 30, 2021. Sales of new aerial work platform equipment decreased $1.9 million, sales of new earthmoving equipment decreased $1.6 million and sales of other equipment decreased $1.2 million. Partially offsetting these decreases is the sales of material handling equipment which increased $1.5 million.

Parts Sales Revenues. Our parts sales revenues for the six months ended June 30, 2022 decreased $0.2 million, or 0.6%, to $32.2 million from $32.4 million for the six months ended June 30, 2021. The decreased parts sales was primarily attributable to decreases in our earthmoving equipment parts sales, partially offset by our aerial work platform equipment parts sales.

Services Revenues. Our services revenues for the six months ended June 30, 2022 increased approximately $1.0 million, or 5.9%, to $17.0 million from $16.1 million for the six months ended June 30, 2021. The increased service revenue was primarily attributable to our earthmoving equipment and material handling equipment product lines.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the six months ended June 30, 2022 and 2021, our non-segmented other revenues were $3.2 million and $3.3 million, respectively, a decrease of $0.1 million.

Gross Profit.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$196,542	$131,817	$64,725	49.1%
Rentals other	3,591	(411)	4,002	973.7%
Total equipment rentals	200,133	131,406	68,727	52.3%
Used equipment sales	17,940	25,632	(7,692)	(30.0)%
New equipment sales	6,922	6,176	746	12.1%
Parts sales	8,695	8,930	(235)	(2.6)%
Services revenues	11,066	10,877	189	1.7%
Non-segmented revenues gross profit (loss)	(842)	211	(1,053)	(499.1)%
Total gross profit	$243,914	$183,232	$60,682	33.1%

Total Gross Profit. Our total gross profit was $243.9 million for the six months ended June 30, 2022 compared to $183.2 million for the six months ended June 30, 2021, an increase of $60.7 million, or 33.1%. Total gross profit margin for the six months ended June 30, 2022 was 43.0%, an increase of 6.8% from the 36.2% gross profit margin for the six months ended June 30, 2021. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the six months ended June 30, 2022 increased $68.7 million, or 52.3%, to $200.1 million from $131.4 million in the six months ended June 30, 2021. Total gross profit margin from equipment rentals for the six months ended June 30, 2022 was 46.9% compared to 40.0% for the same period in 2021, an increase of 6.9%.

Rentals: Rental revenues gross profit increased $64.7 million, or 49.1%, to $196.5 million for the six months ended June 30, 2022 compared to $131.8 million for the six months ended June 30, 2021. The increased gross profit was the result of increased rental revenues of $84.1 million for the six months ended June 30, 2022 compared to the same period last year, which was partially offset by a $12.3 million increase in rental depreciation and a $7.0 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior year. Gross profit margin on rentals for the six months ended June 30, 2022 was 51.9% compared to 44.8% for the six months ended June 30, 2021, an increase of 7.1%. Depreciation expense was 32.3% of rental revenues for the six months ended June 30, 2022 compared to 37.4% for the same period in 2021, a decrease of 5.1%. As a percentage of revenues, rental expenses were 15.7% for the six months ended June 30, 2022 compared to 17.9% for the same period last year, a decrease of 2.2%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the six months ended June 30, 2022 was $3.6 million compared to a gross loss of $0.4 million for the same period in 2021, an increase of $4.0 million. Gross profit margin was 7.4% for the six months ended June 30, 2022 compared to a gross loss margin of 1.2% for the same period last year, an increase of 8.6%.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six months ended June 30, 2022 decreased $7.7 million, or 30.0%, to $17.9 million from $25.6 million in the same period in 2021 on a decreased used equipment sales of $34.3 million. Gross profit margin on used equipment sales for the six months ended June 30, 2022 was approximately 44.5%, up 10.2%

from 34.3% for the six months ended June 30, 2021, primarily as a result of higher used equipment gross margins across our core product lines. Our used equipment sales from the rental fleet, which comprised 89.9% and 95.4% of our used equipment sales for the six months ended June 30, 2022 and 2021, respectively, were approximately 191.5% and 155.5% of net book value for the six months ended June 30, 2022 and 2021, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six months ended June 30, 2022 increased $0.7 million, or 12.1%, to $6.9 million compared to $6.2 million for the six months ended June 30, 2021 on decreased new equipment sales of $3.3 million. Gross profit margin on new equipment sales was 14.6% for the six months ended June 30, 2022, compared to 12.2% for the same period last year, an increase of 2.4%.

Parts Sales Gross Profit. Our parts sales gross profit for the six months ended June 30, 2022 was $8.7 million, a decrease of $0.2 million, or 2.6%, from a gross profit of $8.9 million for the same period last year on decreased parts sales of $0.2 million. Gross profit margin for the six months ended June 30, 2022 and 2021 was 27.0% and 27.5%, respectively.

Services Revenues Gross Profit. For the six months ended June 30, 2022, our services revenues gross profit increased $0.2 million, or 1.7%, to $11.1 million from $10.9 million for the six months ended June 30, 2021 on increased services revenues of $1.0 million. Gross profit margin for the six months ended June 30, 2022 was 65.0%, a decrease of 2.7% from 67.7% in the six months ended June 30, 2021, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Profit. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the six months ended June 30, 2022, our other revenues gross loss was $0.8 million compared to a gross profit of $0.2 million in the same period in 2021, a decrease of $1.1 million.

Selling, General and Administrative Expenses. SG&A expenses increased $22.1 million, or 15.9%, to $160.9 million for the six months ended June 30, 2022 compared to $138.9 million for the six months ended June 30, 2021. Employee salaries, wages, payroll taxes and other employee related expenses increased $13.6 million, primarily as a result of increased incentive pay combined with higher headcount and commissions and increased employee hours. Facility rent expenses and repairs and maintenance costs increased $2.5 million, professional fees increased $1.7 million, liability insurance costs increased $1.2 million and fuel and utilities costs increased $0.6 million. Approximately $6.5 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2021 with less than six months of comparable operations in either or both of the six months ended June 30, 2022 and 2021. SG&A expenses as a percentage of total revenues for the six months ended June 30, 2022 and 2021 were 28.4% and 27.4%, respectively.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $2.4 million for the six months ended June 30, 2022 compared to $0.8 million for the same period last year, an increase of $1.6 million. This increase is due to gains on the sale of property and equipment in the normal course of business.

Other Income (Expense). For the six months ended June 30, 2022, our net other expenses were $25.2 million compared to $25.5 million for the six months ended June 30, 2021. Interest expense was $26.9 million for both of the six months ended June 30, 2022 and 2021.

Income Taxes. We recorded an income tax expense of $16.0 million for the six months ended June 30, 2022 compared to an income tax expense of $5.5 million for the six months ended June 30, 2021. Our effective income tax rate for the six months ended June 30, 2022 was 26.6% compared to 28.0% for the same period in 2021. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2022 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of June 30, 2022, we have a valuation allowance of $7.6 million for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow From Operating Activities. For the six months ended June 30, 2022, the net cash provided by our operating activities was $104.2 million. Our reported net income of $42.6 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, impairment of goodwill, provision for inventory obsolescence, stock-based compensation expense, loss on sale of discontinued operations and net gains on the sale of long-lived assets, provided positive cash flows of $189.1 million. These cash flows from operating activities were also positively impacted by a $41.3 million increase in accounts payable and a $0.6 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were an $87.6 million increase in inventories, a $27.3 million increase in accounts receivables, a $6.7 million increase in prepaid expenses and other assets and a $5.2 million decrease in accrued expenses payable and other liabilities.

For the six months ended June 30, 2021, the net cash provided by our operating activities was $80.5 million. Our reported net income of $19.9 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, impairment of goodwill, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $139.5 million. These cash flows from operating activities were also positively impacted by a $7.6 million decrease in accounts receivables and a $23.8 million increase in accounts payable. Partially offsetting these positive cash flows were a $73.7 million increase in inventories, a $7.1 million increase in prepaid expenses and other assets, a $2.3 million decrease in manufacturing flooring plans payable, and a $7.3 million decrease in accrued expenses payable and other liabilities. Net cash provided from operating activities was not adjusted to exclude net cash provided by discontinued operations. Discontinued operations accounted for $8.0 million of depreciation and amortization and $5.1 million of net gains on the sale of long-lived assets included above.

Cash Flow From Investing Activities. For the six months ended June 30, 2022, our net cash used in our investing activities was $162.4 million. Purchases of rental and non-rental equipment were $199.2 million and proceeds from the sale of rental and non-rental equipment were $39.1 million. A $2.3 million payment related to the sale of discontinued operations was made upon the execution of the final closing statement.

For the six months ended June 30, 2021, our net cash used in our investing activities was $168.3 million. Purchases of rental and non-rental equipment were $244.7 million and proceeds from the sale of rental and non-rental equipment were $76.4 million. Net cash provided by our investing activities was not adjusted to exclude net cash provided by discontinued operations. Discontinued operations accounted for $7.6 million of purchases of rental equipment and $11.7 million of proceeds from the sale of rental and non-rental equipment included above.

Cash Flow From Financing Activities. For the six months ended June 30, 2022, our net cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $20.3 million. We netted borrowings and payments under our Credit Facility for the six months ended June 30, 2022. Dividends paid totaled $19.9 million, or $0.55 per common share, and treasury stock purchases totaled $0.3 million.

For the six months ended June 30, 2021, our net cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $20.6 million. We netted borrowings and payments under our Credit Facility for the six months ended June 30, 2021. Dividends paid totaled $19.9 million, or $0.55 per common share. Treasury stock purchases totaled $0.4 million, payments of deferred financing costs were $0.1 million and finance lease principal payments were $0.1 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At June 30, 2022, we had no outstanding borrowings under the Credit Facility and we could borrow up to $740.3 million, which with cash on hand amounted to a liquidity position of $1.0 billion. On October 1, 2021, we sold our crane business and the disposition had no impact on our borrowing availability. For further information on the Crane Sale, see Note 3 to our Condensed Consolidated Financial Statements. We did not have any negative impacts to our liquidity position under the Credit Facility as a result of discontinued operations or the COVID-19 pandemic, nor do we have any covenant violations related to the Credit Facility. At July 21, 2022, we had $740.3 million of available borrowings under our Credit Facility, net of a $9.7 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the six months ended June 30, 2022 and for both continuing and discontinued operations for the six months ended June 30, 2021 were approximately $215.6 million and $246.1 million, respectively, including $40.8 million and $17.7 million, respectively, of non-cash transfers from used and new equipment to rental fleet inventory. This increase in rental fleet capital expenditures reflects our response to improved rental demand. Our gross property and equipment capital expenditures for the six months ended June 30, 2022 and for both continuing and discontinued operations for the six months ended June 30, 2021 were $24.5 million and $16.2 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness) will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At June 30, 2022, we had cash on hand of $278.8 million and had available borrowings of $740.3 million, net of $9.7 million of outstanding letters of credit. At July 21, 2022, we had $740.3 million of available borrowings under the Credit Facility, net of $9.7 million of outstanding letters of credit.

Quarterly Dividend

On May 13, 2022, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on June 10, 2022, totaling approximately $9.9 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended June 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

H&E EQUIPMENT SERVICES, INC.

Dated: July 28, 2022	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 28, 2022	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)