Form 10-Q
period 2022-09-30
H&E Equipment Services, Inc.
filed 2022-10-27
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 20, 2022, there were 36,310,190 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

September 30, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Balances at
	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$220,479	$357,296
Receivables, net of allowance for doubtful accounts of $5,039 and $4,178, respectively	203,166	157,226
Inventories, net of reserves for obsolescence of $86 and $73, respectively	117,447	75,299
Prepaid expenses and other assets	21,321	21,081
Rental equipment, net of accumulated depreciation of $837,794 and $722,646, respectively	1,280,123	1,116,456
Property and equipment, net of accumulated depreciation and amortization of $176,379 and $161,913, respectively	129,636	112,281
Operating lease right-of-use assets, net of accumulated amortization of $47,387 and $36,884, respectively	158,833	151,222
Finance lease right-of-use assets, net of accumulated amortization of $64	1,586	—
Deferred financing costs, net of accumulated amortization of $16,343 and $15,818, respectively	933	1,458
Intangible assets, net of accumulated amortization of $17,687 and $14,709, respectively	22,013	24,991
Goodwill	63,137	63,137
Total assets	$2,218,674	$2,080,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	121,917	95,604
Manufacturer flooring plans payable	16,624	20,924
Accrued expenses payable and other liabilities	90,567	63,908
Dividends payable	217	128
Senior unsecured notes, net of unaccreted discount of $7,272 and $8,151 and deferred financing costs of $1,679 and $1,882, respectively	1,241,049	1,239,967
Operating lease liabilities	163,322	155,303
Finance lease liabilities	1,619	—
Deferred income taxes	225,633	201,231
Total liabilities	1,860,948	1,777,065
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,567,876 and 40,353,299 shares issued at September 30, 2022 and December 31, 2021, respectively, and 36,310,190 and 36,141,667 shares outstanding at September 30, 2022 and December 31, 2021, respectively	405	403
Additional paid-in capital	249,553	244,638
Treasury stock at cost, 4,257,686 and 4,211,632 shares of common stock held at September 30, 2022 and December 31, 2021, respectively	(69,925)	(68,294)
Retained earnings	177,693	126,635
Total stockholders’ equity	357,726	303,382
Total liabilities and stockholders’ equity	$2,218,674	$2,080,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Equipment rentals	$253,564	$197,184	$680,366	$526,014
Used equipment sales	20,300	31,071	60,659	105,746
New equipment sales	23,491	19,355	71,013	70,161
Parts sales	16,745	17,503	48,976	49,939
Services revenues	8,610	8,624	25,633	24,694
Other	1,570	1,699	4,754	4,991
Total revenues	324,280	275,436	891,401	781,545
Cost of revenues:
Rental depreciation	65,952	58,339	188,261	168,305
Rental expense	33,543	28,326	93,117	80,900
Rental other	25,989	20,510	70,775	55,394
	125,484	107,175	352,153	304,599
Used equipment sales	9,396	19,383	31,815	68,426
New equipment sales	20,249	16,946	60,849	61,576
Parts sales	11,881	13,209	35,417	36,715
Services revenues	3,165	3,000	9,122	8,193
Other	2,222	1,815	6,248	4,896
Total cost of revenues	172,397	161,528	495,604	484,405
Gross profit	151,883	113,908	395,797	297,140
Selling, general and administrative expenses	87,871	74,403	248,813	213,259
Merger and other	547	9	547	115
Gain on sales of property and equipment, net	529	6,166	2,911	6,951
Income from operations	63,994	45,662	149,348	90,717
Other income (expense):
Interest expense	(13,548)	(13,430)	(40,495)	(40,298)
Other, net	883	615	2,656	2,026
Total other expense, net	(12,665)	(12,815)	(37,839)	(38,272)
Income from operations before provision for income taxes	51,329	32,847	111,509	52,445
Provision for income taxes	12,953	8,119	28,967	13,611
Net income from continuing operations	$38,376	$24,728	$82,542	$38,834

Discontinued Operations:
Income (loss) from discontinued operations before provision (benefit) for income taxes	$—	$6,411	$(2,049)	$14,246
Provision (benefit) for income taxes	—	1,602	(525)	3,626
Net income (loss) from discontinued operations	$—	$4,809	$(1,524)	$10,620

Net income	$38,376	$29,537	$81,018	$49,454

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income from continuing operations per common share:
Basic	$1.05	$0.68	$2.27	$1.07
Diluted	$1.05	$0.68	$2.26	$1.07
Net income (loss) from discontinued operations per common share:
Basic	$—	$0.13	$(0.04)	$0.29
Diluted	$—	$0.13	$(0.04)	$0.29
Net income per common share:
Basic	$1.05	$0.81	$2.23	$1.36
Diluted	$1.05	$0.81	$2.22	$1.36
Weighted average common shares outstanding:
Basic	36,462	36,296	36,402	36,232
Diluted	36,553	36,436	36,544	36,420
Dividends declared per common share outstanding	$0.275	$0.275	$0.825	$0.825

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$81,018	$49,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,889	20,661
Depreciation of rental equipment	188,261	172,025
Amortization of finance lease right-of-use assets	64	122
Amortization of intangible assets	2,978	2,978
Amortization of deferred financing costs	728	729
Accretion of note discount, net of premium amortization	879	879
Non-cash operating lease expense	10,503	11,145
Provision for losses on accounts receivable	2,289	1,200
Provision for inventory obsolescence	32	54
Change in deferred income taxes	24,402	14,445
Stock-based compensation expense	4,915	3,600
Loss on sale of discontinued operations	1,917	—
Gain from sales of property and equipment, net	(2,911)	(7,000)
Gain from sales of rental equipment, net	(28,126)	(39,274)
Changes in operating assets and liabilities:
Receivables	(47,827)	3,210
Inventories	(84,518)	(46,684)
Prepaid expenses and other assets	(240)	(5,494)
Accounts payable	26,315	1,132
Manufacturer flooring plans payable	(4,300)	7,928
Accrued expenses payable and other liabilities	13,934	10,954
Net cash provided by operating activities	211,202	202,064
Cash flows from investing activities:
Closing adjustment on sale of discontinued operations	(2,256)	—
Purchases of property and equipment	(36,327)	(24,723)
Purchases of rental equipment	(337,156)	(338,463)
Proceeds from sales of property and equipment	3,561	11,014
Proceeds from sales of rental equipment	55,692	106,494
Net cash used in investing activities	(316,486)	(245,678)
Cash flows from financing activities:
Borrowings on senior secured credit facility	895,845	962,358
Payments on senior secured credit facility	(895,845)	(962,358)
Dividends paid	(29,871)	(29,809)
Purchases of treasury stock	(1,631)	(2,105)
Payments of deferred financing costs	—	(136)
Payments of finance lease obligations	(31)	(194)
Net cash used in financing activities	(31,533)	(32,244)
Net decrease in cash and cash equivalents	(136,817)	(75,858)
Cash and cash equivalents, beginning of period	357,296	310,882
Cash and cash equivalents, end of period	$220,479	$235,024

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from used and new inventory to rental fleet	$42,338	$18,497
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(2,567)	$(9)
Operating lease assets obtained in exchange for new operating lease liabilities	$18,114	$14,201
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,729	$26,728
Income taxes paid, net of refunds received	$2,550	$2,224

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021, from which the consolidated balance sheet amounts as of December 31, 2021 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

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

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers at our 110 branch locations across 26 states. The Company’s fleet is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

(2) Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three and nine months ended September 30, 2022, there were no significant changes to those accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 are summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
	2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$215,599	$86	$215,685	$166,847	$75	$166,922
Re-rent revenue	8,441	—	8,441	9,733	—	9,733
Ancillary and other rental revenues:
Delivery and pick-up	—	15,646	15,646	—	11,005	11,005
Other	13,792	—	13,792	9,524	—	9,524
Total ancillary rental revenues	13,792	15,646	29,438	9,524	11,005	20,529
Total equipment rental revenues	237,832	15,732	253,564	186,104	11,080	197,184
Used equipment sales	—	20,300	20,300	—	31,071	31,071
New equipment sales	—	23,491	23,491	—	19,355	19,355
Parts sales	—	16,745	16,745	—	17,503	17,503
Service revenues	—	8,610	8,610	—	8,624	8,624
Other	—	1,570	1,570	—	1,699	1,699
Total revenues	$237,832	$86,448	$324,280	$186,104	$89,332	$275,436

	Nine Months Ended September 30,
	2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$580,032	$272	$580,304	$444,203	$239	$444,442
Re-rent revenue	22,247	—	22,247	26,570	—	26,570
Ancillary and other rental revenues:
Delivery and pick-up	—	40,645	40,645	—	29,487	29,487
Other	37,170	—	37,170	25,515	—	25,515
Total ancillary rental revenues	37,170	40,645	77,815	25,515	29,487	55,002
Total equipment rental revenues	639,449	40,917	680,366	496,288	29,726	526,014
Used equipment sales	—	60,659	60,659	—	105,746	105,746
New equipment sales	—	71,013	71,013	—	70,161	70,161
Parts sales	—	48,976	48,976	—	49,939	49,939
Service revenues	—	25,633	25,633	—	24,694	24,694
Other	—	4,754	4,754	—	4,991	4,991
Total revenues	$639,449	$251,952	$891,401	$496,288	$285,257	$781,545

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

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is our rental operations, which as discussed above is accounted for under Topic 842 and as of September 30, 2022 represents 76.3% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the nine months ended September 30, 2022 and 2021 were approximately 0.3% and 0.2%, respectively.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three months ended September 30, 2022 and 2021 that was included in the contract liability balance as of the beginning of such periods.

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

(3) Acquisitions and Dispositions

2021 Dispositions

Crane Sale

On July 19, 2021, the Company entered into a definitive agreement to sell its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130.0 million in cash, which was subject to adjustment based on actual amounts of net working capital and crane rental fleet net book value delivered at transaction closing. The Company executed the transaction closing on October 1, 2021 subject to customary closing conditions, including regulatory approval under the Hart-Scott-Rodino Act, resulting in proceeds of $135.9 million, which was subject to the finalization of adjustments. Closing adjustments of $1.9 million were recorded as a loss from discontinued operations on the consolidated statement of income during the second quarter of 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Equipment rentals	$—	$3,890	$—	$10,321
Used equipment sales	—	3,096	—	11,545
New equipment sales	—	15,428	—	52,286
Parts sales	—	12,668	—	33,268
Services revenues	—	7,438	—	20,855
Other	—	1,411	—	3,755
Total revenues	—	43,931	—	132,030
Cost of revenues:
Rental depreciation	—	—	—	3,720
Rental expense	—	752	—	1,947
Rental other	—	430	—	1,000
	—	1,182	—	6,667
Used equipment sales	—	2,383	—	8,713
New equipment sales	—	13,737	—	46,725
Parts sales	—	9,691	—	25,288
Services revenues	—	2,474	—	6,767
Other	—	898	—	3,168
Total cost of revenues	—	30,365	—	97,328
Gross profit	—	13,566	—	34,702
Selling, general and administrative expenses	—	6,769	—	18,872
Merger and other	—	384	132	1,695
Gain on sales of property and equipment, net	—	—	—	49
Income (loss) from discontinued operations	—	6,413	(132)	14,184
Other, net	—	(2)	(1,917)	62
Income (loss) before provision (benefit) for income taxes	—	6,411	(2,049)	14,246
Provision (benefit) for income taxes	—	1,602	(525)	3,626
Net income (loss) from discontinued operations	$—	$4,809	$(1,524)	$10,620

Cash flows from discontinued operations was as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Operating activities of discontinued operations:
Depreciation and amortization of property and equipment	$—	$1,083
Depreciation of rental equipment	—	3,720
Loss on sale of discontinued operations	1,917	—
Gain from sales of property and equipment, net	—	(49)
Gain from sales of rental equipment, net	—	(2,203)

Investing activities of discontinued operations:
Purchases of rental equipment	—	(2,431)
Proceeds from sales of property and equipment	—	43
Proceeds from sales of rental equipment	—	5,929

Arkansas Sale

On September 17, 2021, the Company sold our Little Rock, Arkansas and Springdale, Arkansas owned-branches to Bramco, Inc. (“Bramco”) for $9.0 million (the “Arkansas Sale”). The Arkansas Sale included the land, building, building improvements, office equipment, furniture and fixtures, and shop equipment for the two branches with a net book value of approximately $3.7 million. We recorded a gain of $5.3 million within sales from property and equipment, net on the consolidated statement of operations for the quarter ended September 30, 2021. As a condition of closing, we relinquished our territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi. Our current distribution territory for these two branches includes the entire state of Arkansas, with the exception of five counties in Arkansas (Miller, Lafayette, Columbia, Union and Little River) as these counties are served by our Shreveport, Louisiana branch. The Arkansas Sale did not qualify for discontinued operations as the divestiture does not meet the definition of a component.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2022 and December 31, 2021 are presented in the table below (amounts in thousands).

	September 30, 2022
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 6.5% (Level 3)	$16,624	$13,762
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,241,049	994,900

	December 31, 2021
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$20,924	$19,533
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,239,967	1,242,850

At September 30, 2022 and December 31, 2021, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”) was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table.

During the three and nine months ended September 30, 2022 and 2021, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, respectively (amounts in thousands, except share and per share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2021	40,353,299	$403	$244,638	$(68,294)	$126,635	$303,382
Stock-based compensation	—	—	1,678	—	—	1,678
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,851)	(9,851)
Issuance of common stock, net of restricted stock forfeitures	28,825	—	—	—	—	—
Repurchase of 8,938 shares of restricted common stock	—	—	—	(343)	—	(343)
Net income	—	—	—	—	16,296	16,296
Balances at March 31, 2022	40,382,124	403	246,316	(68,637)	133,080	311,162
Stock-based compensation	—	—	1,311	—	—	1,311
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,964)	(9,964)
Restricted stock forfeitures	(1,816)	—	—	—	—	—
Net income	—	—	—	—	26,346	26,346
Balances at June 30, 2022	40,380,308	403	247,627	(68,637)	149,462	328,855
Stock-based compensation	—	—	1,926	—	—	1,926
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,145)	(10,145)
Issuance of common stock, net of restricted stock forfeitures	187,568	2	—	—	—	2
Repurchase of 37,116 shares of restricted common stock	—	—	—	(1,288)	—	(1,288)
Net income	—	—	—	—	38,376	38,376
Balances at September 30, 2022	40,567,876	$405	$249,553	$(69,925)	$177,693	$357,726

Balances at December 31, 2020	40,242,711	$401	$240,206	$(66,188)	$63,814	$238,233
Stock-based compensation	—	—	1,601	—	—	1,601
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,854)	(9,854)
Issuance of common stock, net of restricted stock forfeitures	45,427	—	—	—	—	—
Repurchase of 12,624 shares of restricted common stock	—	—	—	(435)	—	(435)
Net income	—	—	—	—	4,151	4,151
Balances at March 31, 2021	40,288,138	401	241,807	(66,623)	58,111	233,696
Stock-based compensation	—	—	942	—	—	942
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,943)	(9,943)
Restricted stock forfeitures	(9,295)	1	—	—	—	1
Net income	—	—	—	—	15,766	15,766
Balances at June 30, 2021	40,278,843	402	242,749	(66,623)	63,934	240,462
Stock-based compensation	—	—	1,057	—	—	1,057
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,964)	(9,964)
Issuance of common stock, net of restricted stock forfeitures	75,828	1	—	—	—	1
Repurchase of 48,852 shares of restricted common stock	—	—	—	(1,670)	—	(1,670)
Net income	—	—	—	—	29,537	29,537
Balances at September 30, 2021	40,354,671	$403	$243,806	$(68,293)	$83,507	$259,423

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, net of an estimated forfeiture rate, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The estimated forfeiture rate is based on historical experience and revised, if necessary, in subsequent periods for actual forfeitures. There were 999,376 shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan as of September 30, 2022.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2021	480,147	$25.56
Granted	281,490	$36.07
Vested	(157,951)	$27.40
Forfeited	(40,313)	$29.43
Non-vested stock at September 30, 2022	563,373	$30.02

As of September 30, 2022, we had unrecognized compensation expense of approximately $13.4 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.1 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Compensation expense	$1,926	$1,057	$4,915	$3,600

(7) Income per Share

Income per common share for the three and nine months ended September 30, 2022 and 2021 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was less than 1% of total outstanding shares for the three and nine months ended September 30, 2022 and 2021 and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income from continuing operations	$38,376	$24,728	$82,542	$38,834
Net income (loss) from discontinued operations	—	4,809	(1,524)	10,620
Net income	$38,376	$29,537	$81,018	$49,454

Weighted average number of common shares outstanding:
Basic	36,462	36,296	36,402	36,232
Effect of dilutive non-vested restricted stock	91	140	142	188
Diluted	36,553	36,436	36,544	36,420

Income (loss) per share:
Basic:
Continuing operations	$1.05	$0.68	$2.27	$1.07
Discontinued operations	—	0.13	(0.04)	0.29
Net income (loss) per share	$1.05	$0.81	$2.23	$1.36
Diluted:
Continuing operations	$1.05	$0.68	$2.26	$1.07
Discontinued operations	—	0.13	(0.04)	0.29
Net income (loss) per share	$1.05	$0.81	$2.22	$1.36

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	306	91	106	30

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

As of September 30, 2022, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At September 30, 2022, we had no amount of borrowings outstanding under the Credit Facility and could borrow up to approximately $740.3 million, net of a $9.7 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

(9) Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% Senior Unsecured Notes due 2028. For further information related to significant terms of the Senior Unsecured Notes, see Note 9 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2020	$1,238,660
Accretion of discount through December 31, 2021	1,172
Additional deferred financing costs through December 31, 2021	(135)
Amortization of deferred financing costs through December 31, 2021	270
Balance at December 31, 2021	$1,239,967
Accretion of discount through September 30, 2022	879
Amortization of deferred financing costs through September 30, 2022	203
Balance at September 30, 2022	$1,241,049

(10) Leases

We adopted Topic 842 on January 1, 2019. For a discussion of our adoption of Topic 842 and related disclosures, see Note 2 and Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

At September 30, 2022, as disclosed in our condensed consolidated balance sheet, we had net operating lease right-of-use assets of $158.8 million and net finance lease right-of-use assets of $1.6 million. Our operating lease liabilities at September 30, 2022 were $163.3 million and finance lease liabilities were $1.6 million. The weighted average remaining lease term for operating leases was approximately 8.3 years and the weighted average remaining lease term for finance leases was approximately 9.8 years. The weighted average discount rate for operating leases and finance leases was approximately 6.1% and 5.0%, respectively.

The future minimum lease payments of operating leases executed but not commenced as of September 30, 2022 are estimated to be $0.8 million, $1.9 million, $2.0 million and $2.0 million for the years ending December 31, 2023, 2024, 2025 and 2026, respectively, and $16.8 million thereafter. It is expected that the majority of these leases will commence during 2023.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Segment Revenues:
Equipment rentals	$253,564	$197,184	$680,366	$526,014
Used equipment sales	20,300	31,071	60,659	105,746
New equipment sales	23,491	19,355	71,013	70,161
Parts sales	16,745	17,503	48,976	49,939
Services revenues	8,610	8,624	25,633	24,694
Total segmented revenues	322,710	273,737	886,647	776,554
Non-segmented revenues	1,570	1,699	4,754	4,991
Total revenues	$324,280	$275,436	$891,401	$781,545
Segment Gross Profit:
Equipment rentals	$128,080	$90,009	$328,213	$221,415
Used equipment sales	10,904	11,688	28,844	37,320
New equipment sales	3,242	2,409	10,164	8,585
Parts sales	4,864	4,294	13,559	13,224
Services revenues	5,445	5,624	16,511	16,501
Total segmented gross profit	152,535	114,024	397,291	297,045
Non-segmented gross profit (loss)	(652)	(116)	(1,494)	95
Total gross profit	$151,883	$113,908	$395,797	$297,140

	Balances at
	September 30,	December 31,
	2022	2021
Segment identified assets:
Equipment sales	$101,226	$62,652
Equipment rentals	1,280,123	1,116,456
Parts and services	16,221	12,647
Total segment identified assets	1,397,570	1,191,755
Non-segment identified assets	821,104	888,692
Total assets	$2,218,674	$2,080,447

The Company operates primarily in the United States and our sales to international customers for the three months ended September 30, 2022 and 2021 were 0.1% and 0.2% of total revenues, respectively, and for the nine months ended September 30, 2022 and 2021 were 0.4% and 0.2% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

(12) Subsequent Events

Effective October 1, 2022, after the period covered by this report, the Company completed the acquisition of One Source Equipment Rentals, Inc. (“One Source”), by acquiring all of the outstanding equity for a purchase price of $130 million in cash, before customary adjustments. One Source is a provider of non-residential construction and industrial equipment and expands our presence with 10 branch locations operating in Illinois, Indiana, Tennessee, Kentucky and Alabama. The acquisition and related fees and expenses were funded using available cash.

As of October 20, 2022, a preliminary allocation of the fair value of the One Source purchase price had yet to be completed and consequently, such disclosures in this quarterly report on Form 10-Q is impractical. Disclosure of the allocation of the purchase price to the One Source balance sheet line items and the pro forma presentation reflecting the impact of the acquisition will be disclosed in subsequent filings.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

H&E serves a diverse set of end markets in many high-growth geographies throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of September 30, 2022, we operated 110 branch locations across 26 states throughout the United States.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended September 30, 2022. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, long-lived assets and income taxes.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals account for more than half of our total revenues. For the nine months ended September 30, 2022, of our total revenues, approximately 76.3% were attributable to equipment rentals, 6.8% were attributable to used equipment sales, 8.0% were attributable to new equipment sales, 5.5% were attributable to parts sales, 2.9% were attributable to our services revenues and 0.5% were attributable to our non-segmented other revenues.

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

Services. We primarily derive our services revenues from maintenance and repair services for equipment that we rent or sell and from customers’ owned equipment.

Our non-segmented revenues for the periods presented in this Quarterly Report on Form 10-Q relate primarily to ancillary charges associated with equipment maintenance and repair services, and are not generally allocated to reportable segments.

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, the costs associated with the used equipment we sell, the costs to purchase new equipment we sell, and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine months ended September 30, 2022, our total cost of revenues was $495.6 million. Our operating expenses consist principally of selling, general and administrative (“SG&A”) expenses. For the nine months ended September 30, 2022, our SG&A expenses were $248.8 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2022 was $1.3 billion, or approximately 57.7% of our total assets. Our rental fleet as of September 30, 2022 consisted of 48,308 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of $2.1 billion. As of September 30, 2022, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Hi-Lift or Aerial Work Platforms	23,388	48.4%	$749.5	35.1%	52.6
Earthmoving	7,053	14.6%	601.1	28.1%	22.9
Material Handling	8,060	16.7%	611.0	28.6%	39.5
Other	9,807	20.3%	175.4	8.2%	25.7
Total	48,308	100.0%	$2,137.0	100.0%	40.6

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

The original acquisition cost of our gross rental fleet increased by approximately $277.1 million, or 14.9%, for the nine months ended September 30, 2022. The average age of our rental fleet equipment increased by approximately 0.3 months for the nine months ended September 30, 2022. Our average rental rates for the nine months ended September 30, 2022 were approximately 8.9% higher than last year (see further discussion on rental rates in “Results of Operations” below).

With the exception of the Crane Sale and our crane product line, the rental equipment mix among our core product lines for the nine months ended September 30, 2022 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine months ended September 30, 2022 and 2021. The period-to-period comparisons of our financial results are not necessarily indicative of future results. All financial results and metrics discussed below are on a continuing operations basis.

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

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$224,126	$176,655	$47,471	26.9%
Rentals other	29,438	20,529	8,909	43.4%
Total equipment rentals	253,564	197,184	56,380	28.6%
Used equipment sales	20,300	31,071	(10,771)	(34.7)%
New equipment sales	23,491	19,355	4,136	21.4%
Parts sales	16,745	17,503	(758)	(4.3)%
Services revenues	8,610	8,624	(14)	(0.2)%
Non-Segmented revenues	1,570	1,699	(129)	(7.6)%
Total revenues	$324,280	$275,436	$48,844	17.7%

Total Revenues. Our total revenues were $324.3 million for the three months ended September 30, 2022 compared to $275.4 million for the three months ended September 30, 2021, an increase of $48.8 million, or 17.7%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three months ended September 30, 2022 increased $56.4 million, or 28.6%, to $253.6 million from $197.2 million in the three months ended September 30, 2021. The increase in equipment rental revenues was primarily due to our larger fleet, increased rental rates and increased demand as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $47.5 million, or 26.9%, to $224.1 million for the three months ended September 30, 2022 compared to $176.7 million for the three months ended September 30, 2021. Rental revenues from earthmoving equipment increased $15.3 million, material handling equipment increased $14.9 million and aerial work platform equipment increased $10.9 million. Rental revenues on other equipment increased $6.3 million. Our average rental rates for the three months ended September 30, 2022 increased 10.1% compared to the same three months last year and increased 3.2% from the three months ended June 30, 2022. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three months ended September 30, 2022 was 42.7% compared to 38.9% in the three months ended September 30, 2021, an increase of 3.8%. The increase in comparative rental equipment dollar utilization was the result of the increase in equipment rental rates and an increase in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was 73.3% for the three months ended September 30, 2022 compared to 71.9% in the three months ended September 30, 2021, an increase of 1.4%. The increase in rental equipment time utilization as a percentage of original equipment cost was largely due to increased demand in the current year.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three months ended September 30, 2022 were $29.4 million compared to $20.5 million for the three months ended September 30, 2021, an increase of approximately $8.9 million, or 43.4%.

Used Equipment Sales Revenues. Our used equipment sales decreased $10.8 million, or 34.7%, to $20.3 million for the three months ended September 30, 2022, from $31.1 million for the same three months in 2021. This decrease is reflective of the increased rental demand and our decision to capitalize on high equipment utilization during the quarter. The decrease is primarily the result of sales of used material handling equipment, used earthmoving equipment and used aerial work platform equipment decreasing $5.9 million, $3.3 million and $1.7 million, respectively.

New Equipment Sales Revenues. Our new equipment sales for the three months ended September 30, 2022 increased $4.1 million, or 21.4%, to $23.5 million from $19.4 million for the three months ended September 30, 2021. Sales of both new earthmoving equipment and new other equipment increased $2.7 million, while sales of new material handling equipment and new aerial work platform equipment decreased $0.8 million and $0.5 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the three months ended September 30, 2022 decreased $0.8 million, or 4.3%, to $16.7 million from $17.5 million for the same three months last year.

Services Revenues. Our services revenues for the three months ended September 30, 2022 decreased 0.2% to remain consistent with revenues of $8.6 million for the same three months last year.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended September 30, 2022, our other revenues were $1.6 million, a decrease of 7.6% from the same three months in 2021.

Gross Profit.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$124,631	$89,990	$34,641	38.5%
Rentals other	3,449	19	3,430	18052.6%
Total equipment rentals	128,080	90,009	38,071	42.3%
Used equipment sales	10,904	11,688	(784)	(6.7)%
New equipment sales	3,242	2,409	833	34.6%
Parts sales	4,864	4,294	570	13.3%
Services revenues	5,445	5,624	(179)	(3.2)%
Non-segmented revenues gross loss	(652)	(116)	(536)	(462.1)%
Total gross profit	$151,883	$113,908	$37,975	33.3%

Total Gross Profit. Our total gross profit was $151.9 million for the three months ended September 30, 2022 compared to $113.9 million for the same three months in 2021, an increase of $38.0 million, or 33.3%. Total gross profit margin for the three months ended September 30, 2022 was approximately 46.8%, an increase of 5.4% from the 41.4% gross profit margin for the same three months in 2021. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three months ended September 30, 2022 increased $38.1 million, or 42.3%, to $128.1 million from $90.0 million in the same three months in 2021. Total gross profit margin from equipment rentals for the three months ended September 30, 2022 was 50.5% compared to 45.6% for the same period in 2021, an increase of approximately 4.9%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit increased $34.6 million, or 38.5%, to $124.6 million for the three months ended September 30, 2022 compared to $90.0 million for the same three months in 2021. The increased gross profit was due to increased rental revenues of $47.5 million for the three months ended September 30, 2022 compared to the same period last year, partially offset by a $7.6 million increase in rental equipment depreciation expense and a $5.2 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior year. Our fleet size, based on original equipment cost, at September 30, 2022 was $305.4 million, or 16.7%, larger than our fleet at September 30, 2021. Gross profit margin on rentals for the three months ended September 30, 2022 was 55.6% compared to 50.9% for the same period in 2021, an increase of 4.7%. Depreciation expense was 29.4% of rental revenues for the three months ended September 30, 2022 compared to 33.0% for the same period in 2021, a decrease of approximately 3.6%, resulting primarily from the increase in rental revenues. As a percentage of revenues, rental expenses were 15.0% for the three months ended September 30, 2022 compared to 16.0% for the same period last year, a decrease of 1.0%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three months ended September 30, 2022 was $3.4 million, an increase of $3.4 million as compared to the same period in 2021. The gross margin was 11.7% for the three months ended September 30, 2022 compared to a gross margin of 0.1% for the same period last year.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended September 30, 2022 decreased $0.8 million, or 6.7%, to $10.9 million from $11.7 million for the same period in 2021, as used equipment sales revenues decreased $10.8 million. Gross profit margin on used equipment sales for the three months ended September 30, 2022 was approximately 53.7%, up 16.1% from 37.6% for the same three months in 2021, primarily as a result of higher gross margins across all product lines. Our used equipment sales from the rental fleet, which comprised 95.6% and 94.3% of our used equipment sales for the three months ended September 30, 2022 and 2021, respectively, were approximately 225.2% and 165.9% of net book value for the three months ended September 30, 2022 and 2021, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended September 30, 2022 increased $0.8 million, or 34.6%, to $3.2 million compared to $2.4 million for the same three months in 2021. Gross profit margin on new equipment sales was 13.8% for the three months ended September 30, 2022, compared to 12.4% for the same period last year, an increase of 1.4%. The increase in gross profit was primarily due to increased gross profit in earthmoving equipment sales.

Parts Sales Gross Profit. Our parts sales gross profit for the three months ended September 30, 2022 was $4.9 million, an increase of 13.3%, from gross profit of $4.3 million for the same period last year on parts sales that decreased $0.8 million. Gross profit margin for the three months ended September 30, 2022 and 2021 was 29.0% and 24.5%, respectively, an increase of 4.5%.

Services Revenues Gross Profit. For the three months ended September 30, 2022, our services revenues gross profit decreased $0.2 million, or 3.2%, to $5.4 million from $5.6 million for the same three months in 2021. Gross profit margin for the three months ended September 30, 2022 was 63.2%, a decrease of 2.0% from 65.2% in the same three months in 2021, as a result of services revenues mix.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended September 30, 2022, our other revenues gross loss was $0.7 million compared to $0.1 million in the same period in 2021.

Selling, General and Administrative Expenses. SG&A expenses increased $13.5 million, or 18.1%, to $87.9 million for the three months ended September 30, 2022 compared to $74.4 million for the three months ended September 30, 2021. Employee salaries, wages, payroll taxes and other employee related expenses increased $8.0 million due to increased commissions, wages and incentive pay. Facility expenses increased $1.4 million, liability insurance costs increased $0.8 million, professional fees increased $0.7 million, bad debt expense increased $0.7 million and fuel and utilities costs increased $0.5 million. Approximately $3.3 million of comparative incremental SG&A expenses in the three months ended September 30, 2022 was attributable to branches opened since January 1, 2021 with less than three months of comparable operations in either or both of the three months ended September 30, 2022 and 2021. SG&A expenses as a percentage of total revenues for the three months ended September 30, 2022 and 2021 were 27.1% and 27.0%, respectively.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $0.5 million compared to $6.2 million for the same period last year, a decrease of $5.6 million. This decrease is primarily due to the Company’s prior year sale of our Little Rock, Arkansas and Springdale, Arkansas branch locations during the third quarter of 2021. For additional information on our Arkansas sale, see Note 3 to the Condensed Consolidated Financial Statements.

Other Income (Expense). For the three months ended September 30, 2022, our net other expenses decreased approximately $0.2 million to $12.7 million compared to $12.8 million for the same three months in 2021. Interest expense was $13.5 million for the three months ended September 30, 2022 and $13.4 million for the three months ended September 30, 2021.

Income Taxes. We recorded income tax expense of $13.0 million for the three months ended September 30, 2022 compared to an income tax expense of $8.1 million for the three months ended September 30, 2021. Our effective income tax rate for the three months ended September 30, 2022 was 25.2% compared to 24.7% for the same period in 2021. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2022 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of September 30, 2022, we have a valuation allowance of $7.6 million for certain state tax credits that may not be realized.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$602,551	$471,012	$131,539	27.9%
Rentals other	77,815	55,002	22,813	41.5%
Total equipment rentals	680,366	526,014	154,352	29.3%
Used equipment sales	60,659	105,746	(45,087)	(42.6)%
New equipment sales	71,013	70,161	852	1.2%
Parts sales	48,976	49,939	(963)	(1.9)%
Services revenues	25,633	24,694	939	3.8%
Non-Segmented revenues	4,754	4,991	(237)	(4.7)%
Total revenues	$891,401	$781,545	$109,856	14.1%

Total Revenues. Our total revenues were $891.4 million for the nine months ended September 30, 2022 compared to $781.5 million for the nine months ended September 30, 2021, an increase of $109.9 million, or 14.1%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the nine months ended September 30, 2022 increased $154.4 million, or 29.3%, to $680.4 million from $526.0 million in the nine months ended September 30, 2021. The increase in equipment rental revenues was primarily due to our larger fleet, increased rental rates and increased demand as compared to the prior year.

Rentals. Rental revenues increased $131.5 million, or 27.9%, to $602.6 million for the nine months ended September 30, 2022 compared to $471.0 million for the nine months ended September 30, 2021. Rental revenues from earthmoving equipment increased $47.5 million, material handling equipment increased $37.5 million, aerial work platform equipment increased $30.4 million and other equipment increased $16.1 million. Our average rental rates for the nine months ended September 30, 2022 increased 8.9% compared to the same period last year. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine months ended September 30, 2022 was 40.5% compared to 35.9% in the nine months ended September 30, 2021, an increase of 4.6%. The increase in comparative rental equipment dollar utilization was the result of an increase in rental equipment time utilization and increase in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was 72.4% for the nine months ended September 30, 2022 compared to 68.3% in the nine months ended September 30, 2021, an increase of 4.1%. The increase in rental equipment time utilization as a percentage of original equipment cost was largely due to the increase in demand.

Rentals Other. Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the nine months ended September 30, 2022 were $77.8 million compared to $55.0 million for the nine months ended September 30, 2021, an increase of $22.8 million, or 41.5%. The increase was primarily related to the increase in rental revenues discussed above.

Used Equipment Sales Revenues. Our used equipment sales decreased $45.1 million, or 42.6%, to $60.7 million for the nine months ended September 30, 2022 from $105.7 million for the nine months ended September 30, 2021. This decrease is reflective of the increased rental demand and our decision to capitalize on high equipment utilization during the quarter. The decrease is primarily the result of sales of used material handling equipment decreasing $21.6 million, sales of used earthmoving equipment decreasing $11.3 million and sales of used aerial work platform equipment decreasing $11.1 million.

New Equipment Sales Revenues. Our new equipment sales for the nine months ended September 30, 2022 increased $0.9 million, or 1.2%, to $71.0 million from $70.2 million for the nine months ended September 30, 2021. Sales of new earthmoving equipment increased $1.1 million, sales of other equipment increased $1.5 million and sales of new material handling equipment increased $0.8 million. Partially offsetting these increases is the sales of new aerial work platform equipment which decreased $2.5 million.

Parts Sales Revenues. Our parts sales revenues for the nine months ended September 30, 2022 decreased $1.0 million, or 1.9%, to $49.0 million from $49.9 million for the nine months ended September 30, 2021. The decreased parts sales was primarily attributable to decreases in our earthmoving equipment parts sales, partially offset by increases in our aerial work platform equipment parts sales.

Services Revenues. Our services revenues for the nine months ended September 30, 2022 increased approximately $0.9 million, or 3.8%, to $25.6 million from $24.7 million for the nine months ended September 30, 2021. The increased service revenue was primarily attributable to our material handling equipment and earthmoving equipment product lines.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the nine months ended September 30, 2022 and 2021, our non-segmented other revenues were $4.8 million and $5.0 million, respectively, a decrease of $0.2 million.

Gross Profit.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$321,173	$221,807	$99,366	44.8%
Rentals other	7,040	(392)	7,432	1895.9%
Total equipment rentals	328,213	221,415	106,798	48.2%
Used equipment sales	28,844	37,320	(8,476)	(22.7)%
New equipment sales	10,164	8,585	1,579	18.4%
Parts sales	13,559	13,224	335	2.5%
Services revenues	16,511	16,501	10	0.1%
Non-segmented revenues gross profit (loss)	(1,494)	95	(1,589)	(1672.6)%
Total gross profit	$395,797	$297,140	$98,657	33.2%

Total Gross Profit. Our total gross profit was $395.8 million for the nine months ended September 30, 2022 compared to $297.1 million for the nine months ended September 30, 2021, an increase of $98.7 million, or 33.2%. Total gross profit margin for the nine months ended September 30, 2022 was 44.4%, an increase of 6.4% from the 38.0% gross profit margin for the nine months ended September 30, 2021. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the nine months ended September 30, 2022 increased $106.8 million, or 48.2%, to $328.2 million from $221.4 million in the nine months ended September 30, 2021. Total gross profit margin from equipment rentals for the nine months ended September 30, 2022 was 48.2% compared to 42.1% for the same period in 2021, an increase of 6.1%.

Rentals: Rental revenues gross profit increased $99.4 million, or 44.8%, to $321.2 million for the nine months ended September 30, 2022 compared to $221.8 million for the nine months ended September 30, 2021. The increased gross profit was the result of increased rental revenues of $131.5 million for the nine months ended September 30, 2022 compared to the same period last year, which was partially offset by a $20.0 million increase in rental depreciation and a $12.2 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior year. Gross profit margin on rentals for the nine months ended September 30, 2022 was 53.3% compared to 47.1% for the nine months ended September 30, 2021, an increase of 6.2%. Depreciation expense was 31.2% of rental revenues for the nine months ended September 30, 2022 compared to 35.7% for the same period in 2021, a decrease of 4.5%. As a percentage of revenues, rental expenses were 15.5% for the nine months ended September 30, 2022 compared to 17.2% for the same period last year, a decrease of 1.7%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the nine months ended September 30, 2022 was $7.0 million compared to a gross loss of $0.4 million for the same period in 2021, an increase of $7.4 million. Gross profit margin was 9.0% for the nine months ended September 30, 2022 compared to a gross loss margin of 0.7% for the same period last year, an increase of 9.7%.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine months ended September 30, 2022 decreased $8.5 million, or 22.7%, to $28.8 million from $37.3 million for the same period in 2021 on decreased used equipment sales of $45.1 million. Gross profit margin on used equipment sales for the nine months ended September 30, 2022 was approximately 47.6%, up 12.3% from 35.3% for the nine months ended September 30, 2021, primarily as a result of higher used equipment gross margins across our core product lines. Our used equipment sales from the rental fleet, which comprised 91.8% and 95.1% of our used equipment sales for the nine months ended September 30, 2022 and 2021, respectively, were approximately 202.0% and 158.4% of net book value for the nine months ended September 30, 2022 and 2021, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine months ended September 30, 2022 increased $1.6 million, or 18.4%, to $10.2 million compared to $8.6 million for the nine months ended September 30, 2021 on increased new equipment sales of $0.9 million. Gross profit margin on new equipment sales was 14.3% for the nine months ended September 30, 2022, compared to 12.2% for the same period last year, an increase of 2.1%.

Parts Sales Gross Profit. Our parts sales gross profit for the nine months ended September 30, 2022 was $13.6 million, an increase of $0.3 million, or 2.5%, from a gross profit of $13.2 million for the same period last year. Gross profit margin for the nine months ended September 30, 2022 and 2021 was 27.7% and 26.5%, respectively.

Services Revenues Gross Profit. For both the nine months ended September 30, 2022 and 2021, our services revenues gross profit were $16.5 million. Gross profit margin for the nine months ended September 30, 2022 was 64.4%, a decrease of 2.4% from 66.8% for the nine months ended September 30, 2021.

Non-Segmented Other Revenues Gross Profit (Loss). Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the nine months ended September 30, 2022, our other revenues gross loss was $1.5 million compared to a gross profit of $0.1 million for the same period in 2021.

Selling, General and Administrative Expenses. SG&A expenses increased $35.6 million, or 16.7%, to $248.8 million for the nine months ended September 30, 2022 compared to $213.3 million for the nine months ended September 30, 2021. Employee salaries, wages, payroll taxes and other employee related expenses increased $21.6 million, primarily as a result of increased incentive pay combined with higher headcount and commissions and increased employee hours. Facility expenses increased $3.9 million, professional fees increased $2.4 million, liability insurance costs increased $2.0 million, bad debt expense increased $1.1 million and fuel and utilities costs increased $1.1 million. Approximately $10.5 million of the total increase in SG&A expenses was attributable to branches opened since January 1, 2021 with less than nine months of comparable operations in either or both of the nine months ended September 30, 2022 and 2021. SG&A expenses as a percentage of total revenues for the nine months ended September 30, 2022 and 2021 were 27.9% and 27.3%, respectively.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $2.9 million for the nine months ended September 30, 2022 compared to $7.0 million for the same period last year, a decrease of $4.0 million. This decrease is due to the Company’s prior year sale of our Little Rock, Arkansas and Springdale, Arkansas branch locations during the third quarter of 2021. For additional information on our Arkansas sale, see Note 3 to the Condensed Consolidated Financial Statements.

Other Income (Expense). For the nine months ended September 30, 2022, our net other expenses were $37.8 million compared to $38.3 million for the nine months ended September 30, 2021. Interest expense was $40.5 million compared to $40.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Income Taxes. We recorded an income tax expense of $29.0 million for the nine months ended September 30, 2022 compared to an income tax expense of $13.6 million for the nine months ended September 30, 2021. Our effective income tax rate for both the nine months ended September 30, 2022 and 2021was 26.0%. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2022 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of September 30, 2022, we have a valuation allowance of $7.6 million for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow From Operating Activities. For the nine months ended September 30, 2022, the net cash provided by our operating activities was approximately $211.2 million. Our reported net income of $81.0 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount, non-cash operating lease expense, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, loss on sale of discontinued operations and net gains on the sale of long-lived assets, provided positive cash flows of $307.8 million. These cash flows from operating activities were also positively impacted by a $26.3 million increase in accounts payable and a $13.9 million increase in accrued expenses payable and other liabilities. Partially offsetting these positive cash flows were an $84.5 million increase in inventories, a $47.8 million increase in receivables, a $4.3 million decrease in manufacturing flooring plans payable and a $0.2 million increase in prepaid expenses and other assets. Net cash provided from operating activities was not adjusted to exclude net cash provided by discontinued operations.

For the nine months ended September 30, 2021, the net cash provided by our operating activities was approximately $202.1 million. Our reported net income of $49.5 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount, non-cash operating lease expense, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $231.0 million. These cash flows from operating activities were also positively impacted by a $3.2 million decrease in receivables, a $7.9 million increase in manufacturing flooring plans payable, an $11.0 million increase in accrued expenses payable and other liabilities, and a $1.1 million increase in accounts payable. Partially offsetting these positive cash flows were a $46.7 million increase in inventories and a $5.5 million increase in prepaid expenses and other assets. Net cash provided from operating activities was not adjusted to exclude net cash provided by discontinued operations. Discontinued operations accounted for $4.8 million of depreciation and amortization and $2.3 million of net gains on the sale of long-lived assets included above.

Cash Flow From Investing Activities. For the nine months ended September 30, 2022, our net cash used in our investing activities was $316.5 million. Purchases of rental and non-rental equipment were $373.5 million and proceeds from the sale of rental and non-rental equipment were $59.3 million. A $2.3 million payment related to the sale of discontinued operations was made upon the execution of the final closing statement.

For the nine months ended September 30, 2021, our net cash used in our investing activities was approximately $245.7 million. Purchases of rental and non-rental equipment were $363.2 million and proceeds from the sale of rental and non-rental equipment were $117.5 million. Net cash used in our investing activities was not adjusted to exclude net cash provided by discontinued operations. Discontinued operations accounted for $2.4 million of purchases of rental equipment and $6.0 million of proceeds from the sale of rental and non-rental equipment included above.

Cash Flow From Financing Activities. For the nine months ended September 30, 2022, our net cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $31.5 million. Borrowings and payments offset one another under our Credit Facility for the nine months ended September 30, 2022. Dividends paid totaled $29.9 million, or $0.825 per common share, and treasury stock purchases totaled $1.6 million.

For the nine months ended September 30, 2021, our net cash provided by our financing activities was exceeded by our cash used in our financing activities, resulting in net cash used in our financing activities of $32.2 million. Borrowings and payments offset one another under our Credit Facility for the nine months ended September 30, 2021. Dividends paid totaled $29.8 million, or $0.825 per common share. Treasury stock purchases totaled $2.1 million, payments of deferred financing costs were $0.1 million and finance lease principal payments were $0.2 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At September 30, 2022, we had no outstanding borrowings under the Credit Facility and we could borrow up to $740.3 million, which with cash and cash equivalents on hand amounted to a liquidity position of $1.0 billion. On October 1, 2021, we sold our crane business and the disposition had no impact on our borrowing availability. For further information on the Crane Sale, see Note 3 to our Condensed Consolidated Financial Statements. We did not have any negative impacts to our liquidity position under the Credit Facility as a result of discontinued operations or the COVID-19 pandemic, nor do we have any covenant violations related to the Credit Facility. At October 20, 2022, we had $740.3 million of available borrowings under our Credit Facility, net of a $9.7 million outstanding letter of credit.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of used, new and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash and cash equivalents historically have been to fund operating activities and working capital (including used and new equipment inventories), purchases of rental fleet equipment and property and equipment, open new branch locations, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the nine months ended September 30, 2022 and for both continuing and discontinued operations for the nine months ended September 30, 2021 were approximately $379.5 million and $357.0 million, respectively, including $42.3 million and $18.5 million, respectively, of non-cash transfers from used and new equipment to rental fleet inventory. This increase in rental fleet capital expenditures reflects our response to improved rental demand. Our gross property and equipment capital expenditures for the nine months ended September 30, 2022 and for both continuing and discontinued operations for the nine months ended September 30, 2021 were $36.3 million and $24.7 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness) will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and cash equivalents and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At September 30, 2022, we had cash and cash equivalents on hand of $220.5 million and had available borrowings of $740.3 million, net of $9.7 million of outstanding letters of credit. At October 20, 2022, we had $740.3 million of available borrowings under the Credit Facility, net of $9.7 million of outstanding letters of credit.

Quarterly Dividend

On August 12, 2022, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on September 9, 2022, totaling approximately $10.0 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended September 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of our business, including claims for which we retain portions of the losses through the application of deductibles and self-insured retentions, or self-insurance. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

H&E EQUIPMENT SERVICES, INC.

Dated: October 27, 2022	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer and Director (Principal Executive Officer)

Dated: October 27, 2022	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)