Form 10-K
period 2022-12-31
H&E Equipment Services, Inc.
filed 2023-02-22
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,047,547,610 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 15, 2023, there were 36,322,896 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2022.

Auditor Firm Id:	243	Auditor Name:	BDO USA, LLP	Auditor Location:	Dallas, Texas, USA

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about H&E Equipment Services, Inc.’s (“H&E”, the “Company”, “our”, “we” and “us”) beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report on Form 10-K.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•
risks related to a global pandemic, including COVID-19, and similar health concerns, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response to the pandemic, material delays and cancellations of construction or infrastructure projects, labor shortages, supply chain disruptions and other impacts to the business;
•
general economic conditions and construction and industrial activity in the markets where we operate in North America;
•
our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve (including as a result of current uncertainty due to COVID-19 and inflation);
•
the impact of conditions in the global credit and commodity markets (including as a result of current volatility and uncertainty in credit and commodity markets due to COVID-19 and increased interest rates) and their effect on construction spending and the economy in general;
•
trends in oil and natural gas which could adversely affect the demand for our services and products;
•
inability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all, as a result of supply chain disruptions, insolvency, financial difficulties, supplier relationships or other factors;
•
increased maintenance and repair costs as we age our fleet and decreases in our equipment’s residual value;
•
our indebtedness;
•
risks associated with the expansion of our business and any potential acquisitions we may make, including any related capital expenditures, or our ability to consummate such acquisitions;
•
our possible inability to integrate any businesses we acquire;
•
competitive pressures;
•
security breaches, cybersecurity attacks, failure to protect personal information, compliance with data protection laws and other disruptions in our information technology systems;
•
adverse weather events or natural disasters;
•
risks related to climate change and climate change regulation;
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

PART I

Item 1. Business

Our Company

Founded in 1961 through our predecessor companies, we have been in the equipment services business for approximately 61 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the combination of Head & Engquist Equipment, LLC, a wholly-owned subsidiary of Gulf Wide Industries, L.L.C., and ICM Equipment Company L.L.C. In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc., a Delaware corporation.

We have built an extensive infrastructure that as of December 31, 2022 includes 120 branch facilities located in 29 states throughout the United States. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. The Company’s construction rental fleet is among the industry’s youngest with an equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines.

While we primarily focus on providing rental equipment to our customers, we additionally provide used and new equipment sales, parts, repair and maintenance functions to our customers. This approach provides us with multiple points of customer contact, an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment, and a mix of business activities that enables us to operate effectively throughout economic cycles. Our management, from the corporate level down to the branch store level, has extensive industry experience. We believe that the operating experience and extensive infrastructure we developed throughout our history as an integrated equipment services company provides us with a competitive advantage to broaden our industry expansion and successfully transition to a pure-play rental company.

Industry Background

Although there has been some consolidation within the industry over a number of years, including the acquisitions of Rental Services Corporation, NES Rentals, Neff Corporation and Ahern Rentals by United Rentals, Inc. (“URI”), the U.S. construction equipment distribution and rental industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, demand for rental equipment and additional, region-specific factors. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include URI, Sunbelt Rentals, and Herc Rentals. Examples of equipment dealers include Finning and Toromont. Historically, we operated substantially in both channels, but we have taken steps to transition to operate as a pure rental company. Many pure equipment rental companies also provide parts and service support to customers.

Products and Services

Equipment Rentals. We rent our construction equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2022, consisted of approximately 55,208 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $2.4 billion and an average age of approximately 43.6 months.

Used Equipment Sales. We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our customers and selective purchases of high-quality used equipment. For the year ended December 31, 2022, approximately 92.1% of our used equipment sales revenues were derived from sales of rental fleet equipment. Used equipment sales often generate additional customers for our parts and services business.

New Equipment Sales. We sell new construction equipment, primarily in our earthmoving product category, and are a U.S. distributor for nationally recognized suppliers including Komatsu, Takeuchi, JLG Industries, Gehl, and Genie Industries (Terex). We have a sales force focused on both new and used equipment sales. Our new equipment sales operation is a source of new customers for our parts sales and service support activities.

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

Sales and Marketing

We have a sales force which specializes in equipment rentals and sales. To further develop knowledge and experience, we provide our sales force with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of the equipment that we rent and sell. This training is essential, as our sales personnel regularly call on customers’ job sites, often assisting customers in assessing their immediate and ongoing equipment needs. In addition, we have a commission-based compensation program for our sales force team.

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

•
the ability to provide premium brands and a comprehensive line of equipment and services;
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

Well-Developed Infrastructure. We have built an infrastructure that as of December 31, 2022 included a network of 120 branch facilities in 29 states. Our workforce included, as of December 31, 2022, a highly-skilled group of approximately 553 service technicians and an aggregate of 301 sales people in our sales force. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers and provides an advantage when competing for lucrative fleet and project management business as well as the ability to quickly capitalize on new opportunities.

Strong Supplier Relationships. We have longstanding relationships with nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Takeuchi, JCB, John Deere, Yanmar, Skyjack, Sany and Case. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs.

Customized Information Technology Systems. Our information systems allow us to actively manage our business and our rental fleet. We have a customer relationship management system that provides our sales force with real-time access to customer and sales information. We are expanding the utilization of our proprietary, automated digital customer platform, CONNECT, which offers comprehensive self-service capabilities allowing customers to reserve equipment, schedule delivery, make payments, manage contracts, utilize telematics, customize reports and access customer support. In addition, our enterprise resource planning system enhances our ability to provide more timely and meaningful information to manage our business.

Strong Customer Relationships. We have a diverse base of approximately 43,100 customers as of December 31, 2022 who we believe value our high level of service, knowledge and expertise. Our customer base includes a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. Our branches enable us to closely service local and regional customers, while our infrastructure enables us to effectively service multi-regional and national accounts. We believe that our expansive presence and commitment to superior service at all levels of the organization is a key differentiator to many of our competitors. As a result, we spend a significant amount of time and resources to train all key personnel to be responsive and deliver high quality customer service and well-maintained equipment so that we can maintain and grow our customer relationships.

Experienced Management Team. Our senior management team is led by Bradley W. Barber, our Chief Executive Officer, who has over 28 years of industry experience. Our senior and regional managers have approximately 27 years on average of industry experience. Our branch managers have extensive knowledge and industry experience as well.

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

Managing the Life Cycle of Our Rental Equipment. We actively manage the size, quality, age and composition of our rental fleet, employing a “cradle through grave” approach. During the life of our rental equipment, we (1) aggressively negotiate on purchase price; (2) use our customized information technology systems to closely monitor and analyze, among other things, time utilization (equipment usage based on customer demand and calculated as our fleet’s original equipment cost on-rent divided by our fleet’s total original equipment cost, averaged over the time period), rental rate trends and pricing optimization and equipment demand; (3) continuously adjust our fleet mix and pricing; (4) maintain fleet quality through quality control inspections and our on-site parts and services support; and (5) dispose of rental equipment through used equipment sales. This allows us to purchase our rental equipment at competitive prices, optimally utilize our fleet, cost-effectively maintain our equipment quality and maximize the value of our equipment at the end of its useful life.

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

Executing Strategic Divestitures. We intend to transition to a pure-play rental company from our historical operation as an integrated equipment services company. We are focused on growing our rental business through the strategic divestitures of some of our existing distribution channels. We completed one divesture during the year ended December 31, 2022 and two divestitures during the year ended December 31, 2021. On December 15, 2022, we sold our Komatsu distribution rights in Louisiana to Waukesha-Pearce Industries, LLC. On September 17, 2021, we sold our Little Rock, Arkansas and Springdale, Arkansas owned-branches to Bramco, Inc. and relinquished our related territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi. Effective October 1, 2021, we sold our crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. The crane business sale represents our strategic shift to a pure-play rental business and qualified for discontinued operations accounting treatment.

Pursuing Selective Acquisitions. We intend to continue to evaluate and pursue, on an opportunistic basis, acquisitions that meet our selection criteria, including favorable financing terms, with the objective of increasing our revenues, improving our profitability, and strengthening our competitive position. We are focused on identifying and acquiring rental companies, including general rental and specialty rental companies, to complement our existing business, broaden our geographic footprint, and increase our density in existing markets, as well enter new markets where feasible expansion opportunities may exist. Growth through acquisitions allows us to leverage our fixed costs and grow profitability. We have completed four acquisitions over the last five years. Effective January 1, 2018, we completed the acquisition of Contractors Equipment Center, LLC. Effective April 1, 2018, we completed the acquisition of Rental Inc. Effective February 1, 2019, we completed the acquisition of Cobra Equipment Rentals, LLC, dba We-Rent-It. Effective October 1, 2022, we completed the acquisition of One Source Equipment Rentals, Inc. (“OSR”), a privately-held equipment rentals company with 10 branch locations primarily in the Midwest.

Customers

We serve approximately 43,100 customers in the United States, primarily in the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. They vary from individuals to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our infrastructure enables us to effectively service multi-regional and national accounts. Our strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2022, our largest customer accounted for approximately 0.9% of our total revenues. No single customer accounted for more than 10% of our revenue on an operating segment or consolidated basis in 2022. Our top ten customers combined accounted for approximately 4.4% of our total revenues in 2022.

Suppliers

We purchase a significant amount of equipment from leading, nationally-known original equipment manufacturers. We purchased approximately 50.0% of our equipment from five manufacturers (JCB, Skyjack, Sany, Komatsu, and Yanmar) during the year ended December 31, 2022. These relationships improve our ability to negotiate equipment acquisition pricing. Additionally, we also purchase equipment from nationally-recognized equipment suppliers including JLG Industries, Gehl, John Deere, Case and Takeuchi. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely rental and sales equipment.

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

Human Capital

We believe our employees are our greatest asset. As of December 31, 2022, we had approximately 2,375 employees, of which 847 are salaried personnel and 1,528 are hourly personnel. A collective bargaining agreement relating to two branch locations covers approximately 68 of our employees. We believe our relations with our employees are favorable and we have never experienced a work stoppage. Generally, the total number of employees remains relatively consistent throughout the year. Acquisition activity or the opening of new branches may increase the number of our employees or fluctuations in the level of our business activity could require some staffing level adjustments in response to align with customer demand.

H&E employees drive our business growth and success. Likewise, we strive to drive their own professional growth, success and wellbeing. We do so by providing a workplace in which safety, diversity, inclusion, talent development, training, competitive pay and quality benefits are prioritized. As an equipment company run by equipment people, our culture is one built on integrity, cooperation and teamwork. H&E workplace policies and initiatives aim to create a workplace of choice that attracts and retains the talent needed to achieve our business objectives.

Health and Safety. The health and safety of our employees is an unwavering core value and is prioritized through our LIVESAFE program, which focuses on employee safety at work, home, and play. Senior operational leaders play a vital role in the communication, implementation, and follow-through of our safety program and we require accountability, commitment and compliance from all employees. Behavioral safety is the foundation of our safety culture, which incorporates elements such as job safety observations, near miss reporting, safety meetings and ride-along programs, among others. We also require all new hires to perform job specific and regulatory training. Additionally, we require all employees to participate in annual safety training. These proactive measures in conjunction with the full implementation of stop-work authority at all levels helps to set a culture of safety at branch locations. Assessments and internal metric reporting provide for transparency and accountability at all levels of our organization while incentive programs focus on accident prevention and behavior safety improvements to reward employee safety performance.

Employee Wellness and Benefits. We equip our employees with the benefits and tools they need to lead healthy, secure and balanced lives to help them perform at their best. We offer an array of comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, flexible medical spending accounts, life and disability insurance, accident and critical illness insurance and dependent care programs. We additionally provide paid time off, bereavement leave, wellness credits and employee assistance programs.

Inclusion and Diversity. We strive to build a team that reflects the wide diversity of customers and communities that we serve across the country. Moreover, we want to create a work environment in which every employee feels welcome, included and valued for their unique perspectives and experiences. The Company is committed to a full spectrum of diversity inclusive of gender, ethnicity, race, sexual orientation, age, disability, veteran status, religion, culture, background, and experiences. Our efforts focus on hiring and supporting all groups, including historically underrepresented groups. As of December 31, 2022, approximately 35% of our hourly workforce were people of color. We intend to continue these and other efforts to further diversify our team as we build a more inclusive workplace.

Training and Development. Development and advancement opportunities are one of the most important factors in retaining our employees. Programs to develop and enhance skills improve our business performance and provide employees with meaningful career opportunities. We offer training in an array of categories such as management and leadership, rentals, sales, parts and service, safety, technology and vehicle operations. Our talent development program includes a variety of training methodologies including field experiences, on-the-job training, online/system supported training, classroom training and helpdesk support.

Social Responsibility. We believe strong businesses and strong communities depend upon one another. We share our success by giving back to communities and, in turn, they provide us with the talent required to drive our business success. We encourage our branches to pursue outreach opportunities that best meet the needs of their respective communities and interests of their employees. At the corporate level, we focus on the education of disadvantaged youth in our headquarters community of Baton Rouge, Louisiana. In recent years, we have provided philanthropic and volunteer support to two innovative local high schools, where children of low-income parents can receive a college preparatory education. We also administer a business and employee assistance fund that supports small businesses and employees in emergency situations and disaster recovery.

Sustainability

H&E recognizes the importance of environmental stewardship, social responsibility and transparent governance. We are committed to advancing each of these through our business conduct and operations. A cross-functional ESG task force of senior management leads this work with oversight from the ESG Committee of the Company’s Board of Directors. During 2022, we engaged an external resource to begin initial development of an ESG strategy and ESG programs and policies that will serve as a blueprint to guide our progress going forward.

We are working to identify and understand areas of the business in which we can reduce the environmental impact, including our carbon footprint. As an example, we have deployed telematics tracking and strategies to improve the management of our transportation fleet, which has resulted in our ability to reduce the idle time of our transportation vehicles, saving fuel consumption. While to date we have not completed an inventory of our greenhouse gas emissions, we realize that use of rental equipment by customers is a significant component. To address this, we are committed to evaluating alternative fuel and electric products for our rental fleet as these technologies become available, are successfully tested in the field of operation and as customer demand for them increases.

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

The impacts of a global pandemic, including COVID-19, and similar health concerns, could have a significant impact on worldwide economic conditions and could have a material adverse effect on our operations and financial results.

A significant outbreak of epidemic, pandemic, or contagious diseases, including the COVID‑19 pandemic, could cause a widespread health crisis that could result in an economic downturn, affecting the supply and/or demand for our equipment. Any quarantines, labor shortages or other disruptions to us, our suppliers, or our customers would likely adversely impact our sales and operating results. The extent of any further impact from the pandemic on the Company’s operational and financial performance and liquidity will depend on various developments, including the duration and spread of the outbreak, governmental limitations on business operations generally, and its and their impact on potential customers, employees, and suppliers, vendors and distribution partners, all of which are uncertain and cannot be reasonably predicted at this time. As we cannot predict the potential future impact of the duration or scope of a global pandemic, including COVID-19, or similar health concerns, any resulting future financial impact cannot be reasonably estimated at this time. In addition, to the extent that a global pandemic, including COVID-19, or similar health concerns adversely affect our results of operations or financial position, it may also heighten the other risks described in this Item 1A-Risk Factors.

We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Our financial results, operations and forecasts depend significantly on worldwide economic and geopolitical conditions, the demand for our products, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. In 2022, the U.S. experienced significantly heightened inflationary pressures which have continued into 2023. We may not be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have an adverse effect on our results of operations. In addition, if the U.S. economy enters a recession, we may experience sales declines which could have an adverse effect on our business, operating results and financial condition.

Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. Further, in the event of a recession or threat of a recession, our customers and suppliers may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could impair our banking or other business partners, on whom we rely for access to capital. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, could have an adverse effect on our operating results.

Economic weakness and geopolitical uncertainty may also lead us to impair assets, take restructuring actions or adjust our operating strategy and reduce expenses in response to decreased sales or margins. We may not be able to adequately adjust our cost structure in a timely fashion, which could have an adverse effect on our operating results and financial condition. Uncertainty about economic conditions may increase foreign currency volatility in markets in which we transact business, which could have an adverse effect on our operating results.

The inability to forecast trends accurately may have an adverse impact on our business and financial condition.

An economic downturn or economic uncertainty makes it difficult for us to forecast trends. For example, the current economic uncertainty related to COVID-19, or similar health concerns, and their impact on the Company’s future operational and financial performance is highly dependent on the depth and duration of the pandemic, as well as any government-mandated restrictions on economic activity and any government economic stimulus package in response to the economic downturn. This uncertainty makes it difficult to forecast our future operating performance, cash flows and financial position, which could have an adverse impact on our business and financial condition. Additionally, uncertainty regarding future oil and natural gas prices have negatively impacted the exploration, production and construction activity of our customers in those markets. Uncertainty regarding future equipment product demand could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Alternatively, this forecasting difficulty in addition to labor shortages and supply chain disruptions could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market shares.

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
•
supply chain or other disruptions that impact our ability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all;
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

The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from global, national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of availability, quality, reliability, delivery and price. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates or sales prices. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.

We purchase a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business, as we may be unable to obtain equipment in an adequate or timely manner.

We purchase most of our equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2022, we purchased approximately 50.0% of our equipment from five manufacturers (JCB, Skyjack, Sany, Komatsu, and Yanmar). Although we believe that we have alternative sources of supply for the equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain equipment in an adequate or timely manner.

Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance.

Supply chain disruptions could impact our ability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all. To date, our supply chain disruptions have been moderate, but we may experience more severe supply chain disruptions in the future or one or more supplier’s inability to manufacture or deliver equipment or parts. Any suspension or delay in any of our suppliers’ ability to provide us adequate equipment or supplies, or in our ability to procure equipment or supplies from other sources in a timely manner or at all, could impair our ability to meet customer demand and therefore could have a material adverse effect on our business, financial condition or results of operations.

The cost of new equipment that we sell or purchase for use in our rental fleet may increase and therefore we may spend more for such equipment. In some cases, we may not be able to procure equipment on a timely basis due to supplier constraints.

The cost of new equipment from manufacturers that we sell or purchase for use in our rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, labor shortages, supply chain disruptions or due to increased regulatory requirements, such as those related to emissions. In addition, in an effort to combat climate change, our customers may require our rental equipment to meet certain standards. If we are unable to meet such standards, then the expectations of our customers, business and results of operations could be materially adversely affected. These increases could materially impact our financial condition or results of operations in future periods if we are not able to pass such cost increases through to our customers.

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
•
general economic conditions.

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2022, we sold used equipment from our rental fleet at an average selling price of approximately 207.7% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If our rental fleet ages, our operating costs may increase, we may be unable to pass along such costs, and our earnings may decrease. The costs of new equipment we use in our fleet may increase, requiring us to spend more for replacement equipment or preventing us from procuring equipment on a timely basis.

If our rental equipment ages, the costs of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future and could lead to material adverse effects on our results of operations.

The cost of new equipment for use in our rental fleet could also increase due to increased material costs for our suppliers (including tariffs on raw materials) or other factors beyond our control. Such increases could materially adversely impact our financial condition and results of operations in future periods. Furthermore, changes in customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.

We incur maintenance and repair costs associated with our rental fleet equipment that could have a material adverse effect on our business in the event these costs are greater than anticipated.

As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, generally increases. Determining the optimal age for our rental fleet equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental fleet equipment, maintenance and repair costs, and the market value of used equipment. Our future operating results could be adversely affected because our maintenance and repair costs may be higher than estimated and market values of used equipment may fluctuate.

Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.

As of December 31, 2022, we have approximately 68 employees in Utah, a significant territory in our Intermountain region, who are covered by a collective bargaining agreement and approximately 2,307 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

Increases or fluctuations in fuel costs or reduced supplies of fuel could harm our business.

We in the past have been, and in the future could be, adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us for transporting equipment from one branch to another branch or one region to another region. A significant or protracted price fluctuation or disruption of fuel supplies could have an adverse effect on our financial condition and results of operations. Additionally, potential climate change regulation, including a potential carbon tax, could increase the overall cost of fuel to us and have a material adverse effect on us. See “Operational and Competitive Risks–Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets” and “Governmental Regulation Risks–We could be adversely affected by environmental and safety requirements, including those regarding climate change, which could subject us to increased operational costs that could materially and adversely impact our liquidity and operating results.”

Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.

Climate change and its association with greenhouse gas emissions is receiving increased attention from the scientific and political communities. The U.S. federal government, certain U.S. states and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories. Such new laws or regulations, or stricter enforcement of existing laws and regulations, could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. Failure to comply with any legislation or regulation could potentially result in substantial fines, criminal sanctions or operational changes. Moreover, even without such legislation or regulation, the perspectives of our customers, stockholders, employees and other stakeholders regarding climate change are continuing to evolve, and increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm our reputation or reduce customer demand for our products and services.

Additionally, as severe weather events become increasingly common, our or our customers’ operations may be disrupted, which could result in increased operational costs or reduced demand for our products and services and extended periods of disruptions could have an adverse effect on our results of operations. In addition, climate change may also reduce the availability or increase the cost of insurance for weather-related events as well as may impact the global economy, including as a result of disruptions to supply chains. We anticipate that climate change-related risks will increase over time.

Strategic Risks

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could limit our revenues and profitability. Future acquisitions may result in significant transaction expenses and may involve significant costs. We may experience integration and consolidation risks associated with future acquisitions.

An element of our growth strategy is to selectively pursue, on an opportunistic basis, acquisitions of additional businesses, in particular rental companies that complement our existing business and footprint. The success of this element of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into our own, including with respect to financial reporting and regulatory matters. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements. We also regularly review other potential strategic transactions, including dispositions, which are also subject to claims by third parties and by the buyers under the terms of our disposition agreements.

We may not have sufficient management, financial and other resources to integrate or disintegrate any future acquisitions or dispositions. Any significant diversion of management’s and other personnel’s attention, time and resources or any major difficulties encountered in the evaluation, negotiation and integration of the businesses we acquire or sell could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business. Among other things, these risks could include:

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
•
unrecorded liabilities of acquired companies and unidentified issues that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller;
•
inherent risk associated with entering a geographic area or line of business in which we have no or limited experience;
•
impairment of goodwill or other acquisition-related intangible assets;
•
failure to achieve anticipated synergies or receiving an inadequate return of capital;

•
integration of financial reporting and regulatory reporting functions, including with the SEC and pursuant to the Sarbanes-Oxley Act of 2002, as amended (“SOX”); and/or
•
potential unknown liabilities.

Furthermore, general economic conditions, economic uncertainty related to COVID-19, or unfavorable global capital and credit markets could affect the timing and extent to which we successfully acquire and integrate new businesses or dispose of existing businesses, which could limit our revenues and profitability.

Our failure to address these risks or other problems encountered in connection with any past or future acquisition could cause us to fail to realize the anticipated benefits of the acquisitions, cause us to incur unanticipated liabilities and harm our business generally. In addition, if we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially and adversely affect our business, results of operations, financial condition, cash flows, our ability to introduce new services and products and the market price of our stock.

We would expect to pay for any future acquisitions using cash, but to the extent that our existing sources of cash are not sufficient, we would expect to need additional debt or equity financing, which involves its own risks, such as the dilutive effect on shares held by our stockholders if we financed acquisitions by issuing convertible debt or equity securities, or the risks associated with debt incurrence.

We have also spent resources and efforts, apart from acquisitions, in attempting to grow and enhance our rental business over the past few years. These efforts place strains on our management and other personnel time and resources, and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support any of our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.

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

We have a significant amount of indebtedness outstanding. As of December 31, 2022, we had total outstanding indebtedness of approximately $1.3 billion, consisting of the amount outstanding under our senior unsecured notes.

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

We expect to use cash flow from operations and borrowings under our senior secured credit facility (“Credit Facility”) to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough capital, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior unsecured notes and our Credit Facility, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements governing the senior unsecured notes and the Credit Facility, may limit our ability to pursue any of these alternatives. As of February 15, 2023, we had borrowing availability under the Credit Facility of $739.4 million, net of a $10.6 million outstanding letter of credit.

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

Additionally, our Credit Facility provides revolving commitments of up to $750.0 million in the aggregate. As of February 15, 2023, we had $739.4 million of availability under the Credit Facility, net of a $10.6 million outstanding letter of credit. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

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

There are many economic factors outside our control that have in the past impacted, and may in the future impact, rates of interest, including publicly announced indices that underlie our interest obligations related to borrowings under the Credit Facility based on LIBOR. LIBOR is an interest rate benchmark used as a reference rate for a wide range of financial transactions, including derivatives and loans. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR rates by the end of 2021. While certain U.S. dollar LIBOR settings will continue to be published on the current basis until June 30, 2023, all other LIBOR settings either are no longer being published or are being published only for a limited time. The regulator of the administrator of LIBOR has prohibited any new use of LIBOR by firms subject to its supervision, and certain regulators in the United States have stated that no new contracts using U.S. dollar LIBOR should be entered into after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in financial contracts that are currently indexed to United States dollar LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans. On February 2, 2023, we amended our Credit Facility to transition to SOFR.

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

Our 120 branch locations, as of December 31, 2022, in the United States are located in 29 different states, which exposes us to a host of different federal, state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.

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

Our information technology systems, some of which are managed by third parties, facilitate our ability to monitor and control our operations and adjust to changing market conditions, including processing, transmitting, storing, managing and supporting a variety of business processes, activities and information. Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Any disruption in any of these systems, including our customer management system, or the failure of any of these systems to operate as expected, could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions.

Additionally, we collect and store sensitive data, including proprietary business information and the proprietary business information of our customers and suppliers, in data centers and on information technology networks, including cloud-based networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or natural disasters or other catastrophic events. Further, the growing use and rapid evolution of technology, including mobile devices, has heightened the risk of unintentional data breaches or leaks. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, as security threats continue to evolve, we may need to invest additional resources to protect the security of our systems or to comply with privacy, data security, cybersecurity and data protection laws applicable to our business.

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

Our senior and regional managers have an average of approximately 27 years of industry experience. Our branch managers have extensive knowledge and industry experience as well. Our success is dependent, in part, on the experience and skills of our management team. Competition for top management talent within our industry is generally significant. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely manner, we may be challenged to effectively manage our business and execute our strategy.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we had a network of 120 branch facilities in 29 states in the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 120 total facilities, we lease 108 and own 12 of our locations. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations:

State	Branch Count	State	Branch Count
Alabama	5	Missouri	1
Arizona	3	Montana	2
Arkansas	2	Nevada	2
California	12	New Mexico	1
Colorado	5	North Carolina	7
Delaware	1	Oklahoma	2
Florida	12	Oregon	1
Georgia	6	Pennsylvania	1
Idaho	2	South Carolina	3
Illinois	3	Tennessee	7
Indiana	3	Texas	21
Kentucky	1	Utah	3
Louisiana	6	Virginia	3
Maryland	2	Washington	2
Mississippi	1

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to over 50 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 334 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

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

Holders

As of December 31, 2022, there were 55 stockholders of record of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

Dividends

During the years ended December 31, 2022 and 2021, we paid quarterly cash dividends totaling $1.10 per share in each year, or approximately $39.9 million and $39.7 million, respectively. We intend to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Performance Graph below compares the cumulative five year total stockholder return on H&E Equipment Services, Inc.’s common stock beginning on December 31, 2017 and for each subsequent quarter period end through and including December 31, 2022, with the cumulative returns of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected for the years ended December 31, 2022 and 2021 is comprised of the following companies: URI, Herc Holdings Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on December 31, 2017. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
H&E Equipment Services, Inc.	$100.00	$52.05	$88.68	$83.15	$127.31	$134.36
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
Peer Group	100.00	81.85	120.66	171.57	295.55	235.79

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On August 1, 2022, 29,464 shares of non-vested stock that were issued in 2019 vested at $34.98 per share. Certain holders of those vested shares returned an aggregate of 8,651 shares of common stock to the Company during the quarter ended September 30, 2022 as payment for their respective withholding taxes. This resulted in an addition of 8,651 shares to treasury stock.

On August 2, 2022, 32,577 shares of non-vested stock that were issued in 2021 vested at $34.47 per share. Certain holders of those vested shares returned an aggregate of 10,125 shares of common stock to the Company during the quarter ended September 30, 2022 as payment for their respective withholding taxes. This resulted in an addition of 10,125 shares to treasury stock.

On August 3, 2022, 60,538 shares of non-vested stock that were issued in 2020 vested at $34.65 per share. Certain holders of those vested shares returned an aggregate of 18,340 shares of common stock to the Company during the quarter ended September 30, 2022 as payment for their respective withholding taxes. This resulted in an addition of 18,340 shares to treasury stock.

On December 12, 2022, 726 shares of non-vested stock that were issued in 2020, 757 shares of non-vested stock that were issued in 2021 and 1,434 shares that were issued in 2022 vested at $45.56 per share. Holders of those 2020, 2021 and 2022 vested shares returned an aggregate of 215 shares, 225 shares and 429 shares, respectively, of common stock to the Company during the quarter ended December 31, 2022 as payment for their respective withholding taxes. This resulted in an addition of 869 shares to treasury stock.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2022, and its results of operations for the year ended December 31, 2022, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

Background

Founded in 1961 through our predecessor companies, we have been in the equipment services business for approximately 61 years and are one of the largest rental equipment companies in the nation. H&E L.L.C. was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide Industries, L.L.C., and ICM Equipment Company L.L.C. In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc., a Delaware corporation.

H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of December 31, 2022, we operated 120 branch locations across 29 states throughout the United States.

While focusing primarily on equipment rentals, we additionally engage in used equipment sales, new equipment sales, parts sales and repair and maintenance services. The Company’s construction rental fleet is among the industry’s youngest with an equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. We believe that the operating experience and extensive infrastructure we developed throughout our history as an integrated equipment services company provides us with a competitive advantage to broaden our industry expansion and successfully transition to a pure-play rental company. Our workforce includes an outside and inside sales force for our rental operations and equipment sales, highly skilled service technicians, transportation drivers and regional and district managers. Our management, from the corporate level down to the branch store level, has extensive industry experience. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our sales force and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Effective September 17, 2021, the Company sold its Little Rock, Arkansas and Springdale, Arkansas owned-branches. The sale included the land, building, furniture and fixtures, and shop equipment for the two branches and we relinquished the majority of our Arkansas territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi.

Effective October 1, 2021, the Company sold its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. (“the Crane Sale”). The Crane Sale met the criteria for discontinued operations presentation and as such, the results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Operations for all periods presented. The financial results and information below are presented on a continuing operations basis and exclude the Crane Sale, unless otherwise noted specifically as discontinued operations.

Effective October 1, 2022, the Company completed the acquisition of One Source Equipment Rentals, Inc. (“OSR”), a privately-held equipment rentals company with 10 branch locations primarily in the Midwest.

Effective December 15, 2022, the Company sold its Komatsu distributorship in Louisiana. The sale included a branch location in Kenner, LA, a branch in Shreveport, LA and accompanying new equipment inventory, parts and supplies.

Business Segments

We have five reportable segments because we derive our revenues from five business activities: (1) equipment rentals; (2) used equipment sales; (3) new equipment sales; (4) parts sales; and (5) repair and maintenance services. Our primary segment is equipment rentals. These segments are based upon how we allocate resources and assess performance. In addition, we also have non-segmented revenues and costs that relate to equipment support activities.

•
Equipment Rentals. Our rental operation is our principal focus and we primarily rent our core types of construction and industrial equipment (aerial work platforms, earthmoving equipment, material handling equipment and other general and specialty lines). We have a well-maintained rental fleet and a dedicated sales team. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (a reflection of equipment usage based on customer demand and calculated as our fleet’s original equipment cost on-rent divided by our fleet’s total original equipment cost, averaged over the time period), rental rate trends and targets, rental equipment dollar utilization, and maintenance and repair costs, which we closely monitor. Given the use of these measures by management, we believe that investors’ understanding of our performance is enhanced by the disclosure of the measures as it allows investors to view performance from management’s perspective. Additionally, we maintain fleet quality through quality control inspections and our parts and services operations.
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
•
New Equipment Sales. We sell equipment through a professional sales force. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our relationship with some of our key suppliers improves our ability to obtain equipment.
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

For additional information about our business segments, see Note 17 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals accounts for more than half of our total revenues.

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2022 by business segment (see Note 17 to our Consolidated Financial Statements for further information regarding our business segments):

Revenue by Segment

3%
5%
8%
7%
77%
Equipment Rentals
Used Equipment Sales
New Equipment Sales
Parts Sales
Services Revenues

Gross Profit by Segment

83%
8%
2%
3%
4%
Equipment Rentals
Used Equipment Sales
New Equipment Sales
Parts Sales
Services Revenues

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

Equipment Rentals. Our rental operation primarily represents revenues from renting owned equipment of our core types of construction and industrial equipment. We primarily account for these rental contracts as operating leases. We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. We have a well-maintained rental fleet and we actively manage the size, quality, age and composition of our rental fleet.

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

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, the costs associated with the used equipment we sell, the costs to purchase the new equipment we sell, and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2022, our total cost of revenues was approximately $689.4 million. Our operating expenses consist principally of selling, general and administrative expenses (“SG&A”). For year ended December 31, 2022, our SG&A expenses were $343.8 million. In addition, we have interest expense primarily related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our Consolidated Statements of Operations are not generally allocated to our reportable segments.

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

Selling, General and Administrative Expenses:

Our SG&A expenses include sales and marketing expenses, payroll and related benefit costs, including stock compensation expense, insurance expenses, professional fees, rent and other occupancy costs, property and other taxes, administrative overhead, acquisition costs, depreciation associated with property and equipment (other than rental equipment) and amortization expense associated with intangible assets. These expenses are not generally allocated to our reportable segments.

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

Principal Cash Flows

We generate cash primarily from our operating activities and, historically, we have used cash flows from operating activities and available borrowings under the Credit Facility as the primary sources of funds to purchase inventory and to fund working capital and capital expenditures, growth and expansion opportunities (see also “Liquidity and Capital Resources” below). The management of our working capital is closely tied to operating cash flows, as working capital can be impacted by, among other things, our accounts receivable activities, the level of used and new equipment inventories, which may increase or decrease in response to current and expected demand, and the size and timing of our trade accounts payable payment cycles.

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2022 was $1.4 billion, or approximately 61.9% of our total assets. Our rental fleet as of December 31, 2022 consisted of 55,208 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $2.4 billion. As of December 31, 2022, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	25,381	46.0%	$830.3	35.2%	54.1
Earthmoving	7,721	14.0%	651.9	27.6%	22.5
Material Handling Equipment	8,819	16.0%	669.0	28.4%	40.8
Other	13,287	24.0%	207.3	8.8%	37.5
Total	55,208	100.0%	2,358.4	100.0%	43.6

Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand. The mix and age of our rental fleet, as well as our cash flows, are impacted by sales of equipment from the rental fleet, which are influenced by used equipment pricing at the retail and secondary auction market levels, the demand for our rental fleet, the availability of new equipment and the capital expenditures to acquire rental fleet equipment. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated useful life of the specific equipment, among other things. As a result of our in-house service capabilities and extensive maintenance program, we believe our rental fleet is well-maintained.

The original acquisition cost of our gross rental fleet increased by approximately $498.5 million, or 26.8%, for the year ended December 31, 2022, largely reflective of an increase in rental fleet capital expenditures and our acquisition of OSR. The average age of our rental fleet equipment increased by approximately 3.3 months for the year ended December 31, 2022. Our average rental rates for the year ended December 31, 2022 were approximately 9.2% higher than the year ended December 31, 2021 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our core product lines for the year ended December 31, 2022 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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
•
Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities, the price of materials, supply chain disruptions, labor shortages and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted.

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

The amount of depreciation expense we record is dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. None of the useful lives assumptions have changed during the prior or current period. Depreciation expense on our rental fleet as of December 31, 2022 was approximately $267.4 million. As of December 31, 2022, the estimated depreciation assuming a change in estimated useful lives for each category of equipment by two years was as follows:

Impact of 2-year change in useful life on results of operations as of December 31, 2022	Aerial Work Platforms	Earth- moving	Material Handling Equipment	Other	Total
	($ in millions)
Depreciation expense for the year ended December 31, 2022	$79,647	$89,764	$63,046	$34,938	$267,395
Increase of 2 years in useful life	69,192	69,844	74,329	41,455	254,820
Decrease of 2 years in useful life	103,788	162,969	133,792	34,938	435,487

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, that portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $6.3 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $84.0 million.

Another assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our historical data and recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is subjective and subject to change in the future based upon actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $6.5 million.

Acquisition Accounting. We have made a number of acquisitions in the past and we may continue to make additional acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest component of our acquisitions. Historically, virtually all of the rental equipment that we have acquired through business combinations have been classified as “To be Used,” rather than as “To be Sold.” Rental equipment that we acquire and classify as “To be Used” is recorded at fair value and is valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of cost or market data. Goodwill is calculated as the excess of the fair value of consideration transferred over the net of the fair value of the assets acquired and the liabilities assumed. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. The identification of assets acquired, inputs utilized for determining the fair value of assets acquired and liabilities assumed and applicable fair value methodologies, discussed more below, all include significant judgement. We have not changed our assumption methodologies during the current or prior period.

In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items.

Because of their short-term nature, the fair values of these assets and liabilities generally approximate the carrying values reflected on the acquired entities balance sheets. However, when appropriate, we adjust these carrying values for factors such as collectability and existence. The intangible assets that we have acquired generally consist primarily of the goodwill recognized. Depending upon the applicable purchase agreement and the particular facts and circumstances of the business acquired, we may identify other intangible assets, such as trade names or trademarks, noncompetition agreements and customer-related intangibles (specifically, customer relationships). A trademark has a fair value equal to the present value of the royalty income attributable to it. The royalty income attributable to a trademark represents the hypothetical cost savings that are derived from owning the trademark instead of paying royalties to license the trademark from another owner. When specifically negotiated by the parties in the applicable purchase agreements, we base the value of noncompetition agreements on the amounts assigned to them in the purchase agreements as these amounts represent the amounts negotiated in an arm’s length transaction. When not negotiated by the parties in the applicable purchase agreements, the fair value of noncompetition agreements is estimated based on an income approach since their values are representative of the current and future revenue and profit erosion protection they provide. Customer relationships are generally valued based on an excess earnings or income approach with consideration to projected cash flows.

Evaluation of Goodwill Impairment. We evaluate goodwill for impairment annually or more frequently if triggering events occur or other impairment indicators arise that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A triggering event analysis and identification may include judgements.

Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; fair value methodologies and assumptions, and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction). Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment (i.e., a component). We have determined that each of our operating segments (Equipment Rentals, Used Equipment, New Equipment, Parts, and Services) represents a reporting unit, resulting in five total reporting units.

As of December 31, 2022, our goodwill was comprised of the following carrying values (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2022
Equipment Rentals (1)	$88,529
Used Equipment Sales	8,447
New Equipment Sales	—
Parts Sales	5,714
Services Revenues	—
Total Goodwill	$102,690
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

During 2022, we performed, as of October 1, our annual impairment testing date, a Step 0 qualitative assessment and determined that it was more likely than not that the fair value of each of our reporting units containing goodwill was not less than its carrying value and, therefore, did not perform the prescribed quantitative Step 1 goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

As of October 1, 2021, our annual impairment test date, we performed a Step 1 quantitative assessment of goodwill impairment for all reporting units containing goodwill. For these reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach, as further described below. Based on this quantitative test, we determined that our Equipment Rentals, Used Equipment Sales and Parts Sales reporting units were not impaired as of the October 1, 2021 annual impairment testing date as their respective fair values exceeded their respective carrying values by approximately 50%, 98% and 9%, respectively. Based on the excess of fair values over the carrying values, a sensitivity analysis completed on the assumptions utilized would not result in a varying conclusion of the goodwill quantitative assessment.

We additionally performed a Step 1 quantitative assessment of goodwill impairment as of October 1, 2020, our annual impairment test date, for all reporting units containing goodwill. For these reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach, as further described below. Based on this quantitative test, we determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as of the October 1, 2020 annual impairment testing date as their respective fair values exceeded their respective carrying values by approximately 44%, 90% and 33%, respectively. Based on the excessive fair values, a sensitivity analysis completed on the assumptions utilized would not result in a varying conclusion of the goodwill quantitative assessment.

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

For purposes of performing the quantitative impairment tests described above, we estimate the fair value of our reporting units by utilizing fair value techniques consistent with the income approach and market approach. When performing the income approach for each reporting unit, we use a discounted cash flow analysis based on our internal projected results of operations, weighted average cost of capital (“WACC”) and terminal value assumptions. Our cash flow projections are based on ten-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth. The WACC is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise and represents the expected cost of new capital likely to be used by market participants. The WACC is used to discount our combined future cash flows. The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes, as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins and operating expenses. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of a reporting unit’s fair value, and therefore could affect the likelihood and amount of potential impairment. Under the market approach, we compare the reporting units to selected reasonably similar (or “guideline”) publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of our reporting unit relative to the selected guideline companies; and (iii) applied to the operating data of our reporting unit to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the reporting unit.

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

Our U.S. federal tax returns for 2019 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2018 and subsequent years.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the years ended December 31, 2022 and 2021. The period-to-period comparisons of our financial results are not necessarily indicative of future results. All financial results and metrics discussed below are on a continuing operations basis.

As discussed further in Note 2 and Note 3 to our Consolidated Financial Statements, on October 1, 2021, the Company sold its crane business. The results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Operations for all periods presented. The Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Acquisitions and Dispositions”.

Our prior year discussion for the years ended December 31, 2021 and 2020 can be found here, in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference herein.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)

Segment revenues:
Equipment rentals
Rentals	$847,555	$653,004	$194,551	29.8%
Rentals other	108,487	76,696	31,791	41.5%
Total equipment rentals	956,042	729,700	226,342	31.0%
Used equipment sales	90,885	135,245	(44,360)	(32.8)%
New equipment sales	92,526	92,677	(151)	(0.2)%
Parts sales	64,646	65,623	(977)	(1.5)%
Services revenues	34,226	33,034	1,192	3.6%
Non-Segmented other revenues	6,193	6,518	(325)	(5.0)%
Total revenues	$1,244,518	$1,062,797	$181,721	17.1%

Total Revenues. Our total revenues were $1.2 billion for the year ended December 31, 2022 compared to $1.1 billion for the year ended December 31, 2021, an increase of $181.7 million, or 17.1%. Revenues of all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the year ended December 31, 2022 increased $226.3 million, or 31.0%, to $956.0 million from $729.7 million in 2021. The increase in equipment rental revenues was primarily due to our larger fleet, increased rental rates and increased demand as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $194.6 million, or 29.8%, to $847.6 million for the year ended December 31, 2022 compared to $653.0 million for the year ended December 31, 2021. Rental revenues from earthmoving equipment increased $62.5 million, material handling rental revenues increased $55.4 million, aerial work platform rental revenues increased $43.8 million and rental revenues from other equipment increased $32.9 million as compared to the prior period. Our average rental rates, based on the

American Rental Association’s calculation methodology, for the year ended December 31, 2022 increased 9.2% compared to the year ended December 31, 2021. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2022 increased 4.1% to 40.9% from 36.8% in 2021. The increase in comparative rental equipment dollar utilization was primarily the result of an increase in rental equipment time utilization and the increase in equipment rental rates as noted above. Rental equipment time utilization as a percentage of original equipment cost was approximately 72.3% for the year ended December 31, 2022 compared to 69.7% in the year ended December 31, 2021, an increase of 2.6%, largely attributable to the increase in demand in the current year.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the year ended December 31, 2022 were $108.5 million compared to $76.7 million for the year ended December 31, 2021, an increase of $31.8 million, or 41.5%, primarily due to the increase in equipment rental revenues as described above.

Used Equipment Sales Revenues. Our used equipment sales for the year ended December 31, 2022 decreased $44.4 million, or 32.8%, to $90.9 million from $135.2 million in 2021. This decrease is reflective of the increased rental demand and our decision to capitalize on high equipment utilization during the year. Sales of used material handling equipment, aerial work platform equipment and earthmoving equipment decreased $25.0 million, $10.3 million and $8.1 million, respectively.

New Equipment Sales Revenues. Our new equipment sales decreased $0.2 million, or 0.2%, to $92.5 million for the year ended December 31, 2022, from $92.7 million for the same period in 2021. This decrease in new equipment sales was driven largely by the decrease in sales of new aerial work platform equipment of $3.0 million. Partially offsetting these decreases was the increase in sales of new other equipment and new material handling equipment of $2.5 million and $0.7 million, respectively.

Parts Sales Revenues. Our parts sales revenues decreased $1.0 million, or 1.5%, to $64.6 million for the year ended December 31, 2022 from $65.6 million for the same period in 2021. The decrease in parts sales was largely attributable to decreases in parts sales for our earthmoving equipment.

Services Revenues. Our services revenues for the year ended December 31, 2022 increased $1.2 million, or 3.6%, to $34.2 million from $33.0 million in the same period last year. The increase in services revenues was largely attributable to increases in our material handling and earthmoving equipment product lines.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are generally not allocated to our reportable segments. For the year ended December 31, 2022, our other revenues were $6.2 million, a decrease of approximately $0.3 million, or 5.0%, from $6.5 million in 2021.

Gross Profit.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2022	2021	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (loss):
Equipment rentals
Rentals	$451,310	$315,867	$135,443	42.9%
Rentals other	8,933	(238)	9,171	3853.4%
Total equipment rentals	460,243	315,629	144,614	45.8%
Used equipment sales	44,316	48,922	(4,606)	(9.4)%
New equipment sales	13,096	11,855	1,241	10.5%
Parts sales	18,035	17,277	758	4.4%
Services revenues	21,998	21,797	201	0.9%
Non-segmented revenues gross loss	(2,525)	(117)	(2,408)	(2058.1)%
Total gross profit	$555,163	$415,363	$139,800	33.7%

Total Gross Profit. Our total gross profit was $555.2 million for the year ended December 31, 2022 compared to $415.4 million for the year ended December 31, 2021, an increase of $139.8 million, or 33.7%. Total gross profit margin for the year ended December 31, 2022 was approximately 44.6%, an increase of 5.5% from the 39.1% gross profit margin for the same period in 2021. Gross profit and gross margin for all reportable segments and non-segmented other are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the year ended December 31, 2022 increased $144.6 million, or 45.8%, to approximately $460.2 million from $315.6 million in 2021. Total gross profit margin from equipment rentals for the year ended December 31, 2022 was approximately 48.1% compared to 43.3% for the year ended December 31, 2021, an increase of 4.8%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenue gross profit increased $135.4 million to $451.3 million for the year ended December 31, 2022 compared to $315.9 million for the year ended December 31, 2021. The increase in rentals gross profit was the result of a $194.6 million increase in rental revenues for the year ended December 31, 2022 compared to last year, which was partially offset by a $39.6 million increase in rental equipment depreciation expense and a $19.5 million increase in rental expenses. The increase in both depreciation expense and rental expense is primarily due to a larger fleet size in 2022 compared to 2021. Gross profit margin on rentals for the year ended December 31, 2022 was approximately 53.2% compared to 48.4% in 2021, an increase of 4.8%. As a percentage of rental revenues, rental expenses were 15.2% and 16.7% for the years ended December 31, 2022 and 2021, respectively, a decrease of 1.5%. Depreciation expense was 31.5% of rental revenues for the year ended December 31, 2022 compared to 34.9% for the same period in 2021, a decrease of 3.4%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the year ended December 31, 2022 was $8.9 million compared to a gross loss of $0.2 million for the year ended December 31, 2021, an increase of $9.2 million. Gross profit margin was 8.2% for the year ended December 31, 2022 compared to a gross loss margin of 0.3% for the same period last year, an increase of 8.5%.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the year ended December 31, 2022 decreased $4.6 million, or 9.4%, to $44.3 million compared to $48.9 million in 2021 on decreased total used equipment sales of $44.4 million. Gross profit margin on used equipment sales for the year ended December 31, 2022 was approximately 48.8%, up 12.6% from 36.2% in 2021. The increase in gross profit margin was primarily as a result of higher gross margins across used product lines. Our used equipment sales from the rental fleet, which comprised approximately 92.1% and 94.6% of our used equipment sales for the years ended December 31, 2022 and 2021, respectively, were approximately 207.7% and 161.1% of net book value for the years ended December 31, 2022 and 2021, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the year ended December 31, 2022 increased approximately $1.2 million, or 10.5%, to $13.1 million from $11.9 million in 2021, on decreased new equipment sales of $0.2 million. Gross profit margin on new equipment sales for the year ended December 31, 2022 was 14.2%, an increase of 1.4% from 12.8% for the year ended December 31, 2021, primarily as a result of the mix of new equipment sold.

Parts Sales Gross Profit. For the year ended December 31, 2022, our parts sales revenue gross profit increased $0.8 million, or 4.4%, to $18.0 million from $17.3 million for the same period in 2021, on $1.0 million decreased parts revenues. Gross profit margin on parts sales for the year ended December 31, 2022 was 27.9%, an increase of approximately 1.6% from 26.3% in the same period in 2021.

Services Revenues Gross Profit. For the year ended December 31, 2022, our services revenues gross profit increased $0.2 million, or 0.9%, to $22.0 million from $21.8 million for the same period in 2021, on $1.2 million increased service revenues. Gross profit margin on services revenues for the years ended December 31, 2022 and 2021 was 64.3% and 66.0%, respectively, a decrease of 1.7%.

Non-Segmented Other Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to our reportable segments. Our non-segmented other gross loss was approximately $2.5 million for the year ended December 31, 2022 compared to a gross loss of $0.1 million for the same period last year, a decrease of $2.4 million.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $53.1 million, or 18.2%, to $343.8 million for the year ended December 31, 2022 compared to $290.8 million for the year ended December 31, 2021. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, incentive compensation, payroll taxes and related employee benefits increased $30.0 million, primarily as a result of commission and incentive compensation increases related to increased revenues. Facility expenses, legal and professional fees, insurance expense and fuel and utility expenses increased $5.5 million, $3.9 million, $2.7 million and $1.8 million, respectively. Approximately $18.0 million of incremental SG&A expenses were attributable to branches opened since January 1, 2021 with less than a full year of comparable operations in either or both of the years ended December 31, 2022 and 2021. Additionally included in SG&A expenses is merger and other costs related to our recent acquisitions and dispositions of $0.8 million and $0.7 million, respectively, for the year ended December 31, 2022 and 2021.

As a percentage of total revenues, SG&A expenses were 27.6% for the year ended December 31, 2022 compared to 27.4% for the year ended December 31, 2021, an increase of approximately 0.2%.

Gain on Sales of Property and Equipment, Net. During the year ended December 31, 2022, gain on sales of property and equipment, net amounted to $16.8 million for the period, compared to $7.7 million for the year ended December 31, 2021, an increase of approximately $9.1 million. This increase is primarily due to the Company's sale of our earthmoving distributorship business during the fourth quarter of 2022. For additional information on the sale, see Note 3 to our Consolidated Financial Statements.

Other Income (Expense). For the year ended December 31, 2022, our net other expenses decreased approximately $3.2 million to $47.4 million compared to $50.6 million for the same period in 2021. Interest expense increased approximately $0.3 million to $54.0 million for the year ended December 31, 2022 compared to $53.8 million for the year ended December 31, 2021. Other income, net, increased $3.4 million to $6.6 million for the year ended December 31, 2022 compared to $3.2 million for the year ended December 31, 2021. This increase is primarily due to the Company's sale of our earthmoving distributorship business during the fourth quarter of 2022. For additional information on the sale, see Note 3 to our Consolidated Financial Statements.

Income Taxes. We recorded an income tax expense of $47.0 million for the year ended December 31, 2022 compared to an income tax expense of approximately $21.2 million for the year ended December 31, 2021. Our effective income tax rate for the year ended December 31, 2022 was 26.0% compared to 25.9% for the same period last year, an increase of 0.1%. The increase in our effective tax rate is primarily due to the net change in permanent differences in relation to profit before tax.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at December 31, 2022 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. For the year ended December 31, 2022, we have a $5.9 million valuation allowance for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2022, the cash provided by our operating activities was $313.2 million. Our reported net income for both continuing and discontinued operations of $132.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, amortization of finance lease right-of-use assets, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, loss on sale of discontinued operations and net gains on the sale of long-lived assets, provided positive cash flows of $444.3 million. These cash flows from operating activities were positively impacted by a $30.0 million increase in accounts payable. Partially offsetting these positive cash flows were a $75.4 million increase in inventories, a $59.8 million increase in receivables, a $20.5 million decrease in manufacturing flooring plans payable and a $5.5 million decrease in accrued expenses and other liabilities.

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

Cash Flow from Investing Activities. For the year ended December 31, 2022, net cash used in our investing activities was approximately $546.5 million. The acquisition of OSR totaled approximately $135.7 million (net of cash acquired); see additional information on the acquisition in Note 3 to our Consolidated Financial Statements. The purchases of rental and non-rental equipment totaled approximately $515.9 million and proceeds from the sale of rental and non-rental equipment were approximately $107.3 million. A $2.3 million payment related to the sale of discontinued operations was made upon the execution of the final closing statement; see additional information on the Crane Sale in Note 3 to our Consolidated Financial Statements.

For the year ended December 31, 2021, net cash used in our investing activities was approximately $171.0 million. Proceeds from the sale of discontinued operations were $135.9 million; see additional information on the Crane Sale in Note 3 to our Consolidated Financial Statements. The purchases of rental and non-rental equipment totaled approximately $452.7 million and proceeds from the sale of rental and non-rental equipment were approximately $145.8 million.

Cash Flow from Financing Activities. For the year ended December 31, 2022, our cash provided by our financing activities was exceeded by our cash used in financing activities, resulting in net cash used in our financing activities of $42.7 million. Borrowings and payments offset one another under our Credit Facility for the year ended December 31, 2022. Dividends paid were $39.9 million, or $1.10 per common share, treasury stock purchases were approximately $1.7 million and payments on finance lease obligations were $1.1 million for the year ended December 31, 2022.

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

The Senior Unsecured Notes were issued by H&E Equipment Services, Inc. (the parent company) and are guaranteed by GNE Investments, Inc. and its wholly-owned subsidiaries Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E California Holding, Inc., H&E Equipment Services (Midwest), Inc., H&E Equipment Services (Mid-Atlantic), Inc. and H&E Finance Corp (collectively, the guarantor subsidiaries). The guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan. There are no registration rights associated with the notes or the subsidiary guarantees.

For additional information regarding our senior unsecured notes, see Note 9 to our Consolidated Financial Statements.

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein. At December 31, 2022, we had no outstanding borrowings under the Credit Facility and we could borrow up to $739.4 million, which with cash and cash equivalents on hand amounted to a liquidity position of $820.7 million. On October 1, 2021, we sold our crane business and the disposition had no impact on our borrowing availability. For further information on the sale of our crane business, see Note 3 to our Consolidated Financial Statements. We did not have any negative impacts to our liquidity position under the Credit Facility as a result of discontinued operations, nor do we have any covenant violations related to the Credit Facility. At February 15, 2023, our liquidity position was $796.6 million, including available borrowings under our Credit Facility net of a $10.6 million outstanding letter of credit.

For additional information regarding our senior secured credit facility, see Note 10 to our Consolidated Financial Statements.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of used, new and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash and cash equivalents historically have been to fund operating activities and working capital (including used and new equipment inventories), purchases of rental fleet equipment and property and equipment, opening new branch locations, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the year ended December 31, 2022 and for both continuing and discontinued operations for the year ended December 31, 2021 were approximately $507.8 million and $436.8 million, respectively, including $43.3 million and $18.7 million, respectively, of non-cash transfers from inventory to rental fleet. This increase in rental fleet capital expenditures reflects our response to improved rental demand and expansion. Our gross property and equipment capital expenditures for the year ended December 31, 2022 and for both continuing and discontinued operations for the year ended December 31, 2021 were $51.5 million and $34.6 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and cash equivalents and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At December 31, 2022, we have cash and cash equivalents on hand of approximately $81.3 million. At December 31, 2022, we had available borrowings of $739.4 million, net of $10.6 million of outstanding letters of credit and at December 31, 2021, we had available borrowings of $741.3 million, net of $8.7 million of outstanding letters of credit. At February 15, 2023, we had $739.4 million of available borrowings under the Credit Facility, net of a $10.6 million of outstanding letters of credit.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments. We have no off-balance sheet arrangements. In tabular format below, we have disclosed our analysis of material cash requirements from known contractual and other obligations as of December 31, 2022.

	Payments Due by Year
	Total	2023	2024-2025	2026-2027	Thereafter
	(Amounts in thousands)
Senior unsecured notes (1)	$1,250,000	$—	$—	$—	$1,250,000
Interest payments on senior unsecured notes (2)	290,625	48,438	96,875	96,875	48,437
Senior secured credit facility fees (3)	3,008	2,773	235	—	—
Operating lease liabilities (4)	217,691	21,999	57,812	53,927	83,953
Other lease commitments (5)	25,313	999	4,209	4,379	15,726
Finance lease liabilities (6)	2,016	184	387	415	1,030
Other long-term obligations (7)	422	422	—	—	—
Total contractual cash obligations	$1,789,075	$74,815	$159,518	$155,596	$1,399,146

(1)
See Note 9 to our Consolidated Financial Statements for additional information regarding our Senior Notes.
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
(5)
Represents total minimum operating lease rental payments for leases executed but not commenced as of December 31, 2022.
(6)
This includes total minimum finance lease rental payments having initial or remaining non-cancelable lease terms longer than one year, including interest.
(7)
Represents amounts due on manufacturer flooring plans payable, which are used to finance certain purchases of new equipment inventory and rental equipment.

As of December 31, 2022, we had standby letters of credit issued under our Credit Facility totaling $10.6 million that expire in May 2023.

Quarterly Dividend

On each of February 11, 2022, May 12, 2022, August 11, 2022 and November 11, 2022, the Company declared a quarterly dividend of $0.275 per share to stockholders of record, which were paid on March 18, 2022, June 10, 2022, September 9, 2022 and December 9, 2022, respectively, totaling approximately $39.9 million. On February 10, 2023, the Company declared a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on February 24, 2023, which is to be paid on March 10, 2023.

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

Effective January 1, 2018, we completed the acquisition of CEC, a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations. Effective April 1, 2018, we completed the acquisition of Rental Inc., an equipment rental and distribution company with five branch locations in Alabama and Florida. Effective February 1, 2019, we completed the acquisition of WRI, an equipment rental company with six branch locations in Central Texas. Effective October 1, 2022, we completed the acquisition of OSR, an equipment rental company with ten branch locations in the Midwest. See Note 3 to our Consolidated Financial Statements for additional information on these acquisitions.

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

At December 31, 2022, we had no outstanding borrowings under the Credit Facility. At February 15, 2023, we had no outstanding borrowings, with $739.4 million of available borrowings, net of a $10.6 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of December 31, 2022 on the fixed-rate senior unsecured notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8. Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries

See Note 16 to our Consolidated Financial Statements for summarized quarterly financial data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Business Combination – Valuation of Acquired Equipment

As described in Note 3 to the consolidated financial statements, the Company acquired 100% of the equity of One Source Equipment Rentals, Inc. (“OSR”) on October 1, 2022 (the “Acquisition”). The total cash consideration was $136.9 million. Included in the acquisition was rental equipment with a fair value of $102.4 million.

We identified the evaluation of the estimated fair value of the rental equipment acquired in the Acquisition as a critical audit matter because of the significant judgment applied by the Company in determining the valuation approach(es) and underlying assumptions used in such approach(es). Auditing the estimated fair value of the rental equipment was especially challenging because the audit effort involved individuals with specialized knowledge and skills to evaluate the reasonableness of the valuation approach(es) and the significant underlying assumptions used in the cost approach, including trend factors, economic useful lives, minimum percent good factors, and depreciation factors by asset category, and the market approach, including sources of market data and market curves.

The primary procedures we performed to address this critical audit matter included:

•
Testing the completeness and accuracy of the detail of the rental equipment acquired.
•
Utilizing personnel with specialized knowledge and skills in valuation of capital assets to assess the reasonableness of the fair value of the rental equipment acquired by:
o
Evaluating the appropriateness of the asset category used for rental equipment acquired based on the asset description.
o
Assessing the reasonableness of the approach used to estimate the fair value the rental equipment.
o
Independently verifying the reasonableness of assumptions used in the cost approach to estimate the fair value of certain rental equipment acquired, including trend factors, economic useful lives, minimum percent good factors, and depreciation factors by asset category.
o
Assessing the reasonableness of the sources of market data utilized within the market approach to estimate the fair value of certain rental equipment acquired, reviewing the methodology used in applying market curves to value certain classes of assets and independently developing comparable measurements to determine if the estimated fair values appear to be within a reasonable range.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Dallas, Texas

February 22, 2023

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2022	2021
	(Amounts in thousands, except share and per share amounts)
Assets
Cash and cash equivalents	$81,330	$357,296
Receivables, net of allowance for doubtful accounts of $6,637 and $4,178, respectively	225,294	157,226
Inventories, net of reserves for obsolescence of $54 and $73, respectively	107,842	75,299
Prepaid expenses and other assets	21,455	21,081
Rental equipment, net of accumulated depreciation of $884,740 and $722,646, respectively	1,418,951	1,116,456
Property and equipment, net of accumulated depreciation and amortization of $177,017 and $161,913, respectively	134,637	112,281
Operating lease right-of-use assets, net of accumulated amortization of $51,419 and $36,884, respectively	164,566	151,222
Finance lease right-of-use assets, net of accumulated amortization of $105	1,545	—
Deferred financing costs, net of accumulated amortization of $16,518 and $15,818, respectively	758	1,458
Intangible assets, net of accumulated amortization of $19,369 and $14,709, respectively	32,631	24,991
Goodwill	102,690	63,137
Total assets	$2,291,699	$2,080,447
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$129,482	$95,604
Manufacturer flooring plans payable	422	20,924
Accrued expenses payable and other liabilities	77,142	63,908
Dividends payable	377	128
Senior unsecured notes, net of unaccreted discount of $6,979 and $8,151 and deferred financing costs of $1,612 and $1,882, respectively	1,241,409	1,239,967
Operating lease liabilities	169,069	155,303
Finance lease liabilities	1,594	—
Deferred income taxes	271,162	201,231
Total liabilities	1,890,657	1,777,065
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,567,876 and 40,353,299 shares issued at December 31, 2022 and December 31, 2021, respectively, and 36,309,321 and 36,141,667 shares outstanding at December 31, 2022 and December 31, 2021, respectively	405	403
Additional paid-in capital	251,901	244,638
Treasury stock at cost, 4,258,555 and 4,211,632 shares of common stock held at December 31, 2022 and December 31, 2021, respectively	(69,964)	(68,294)
Retained earnings	218,700	126,635
Total stockholders’ equity	401,042	303,382
Total liabilities and stockholders’ equity	$2,291,699	$2,080,447

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021	2020
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$956,042	$729,700	$644,445
Used equipment sales	90,885	135,245	139,769
New equipment sales	92,526	92,677	113,708
Parts sales	64,646	65,623	65,881
Services revenues	34,226	33,034	35,989
Other	6,193	6,518	7,183
Total revenues	1,244,518	1,062,797	1,006,975
Cost of revenues:
Rental depreciation	267,395	227,772	225,424
Rental expense	128,850	109,365	97,604
Rental other	99,554	76,934	63,909
	495,799	414,071	386,937
Used equipment sales	46,569	86,323	94,799
New equipment sales	79,430	80,822	101,501
Parts sales	46,611	48,346	48,131
Services revenues	12,228	11,237	11,525
Other	8,718	6,635	7,019
Total cost of revenues	689,355	647,434	649,912
Gross profit	555,163	415,363	357,063
Selling, general and administrative expenses	343,845	290,791	266,397
Impairment of goodwill	—	—	55,664
Gain from sales of property and equipment, net	16,836	7,748	8,410
Income from operations	228,154	132,320	43,412
Other income (expense):
Interest expense	(54,033)	(53,758)	(61,790)
Loss on early extinguishment of debt	—	—	(44,630)
Other, net	6,609	3,162	3,184
Total other expense, net	(47,424)	(50,596)	(103,236)
Income (loss) from operations before provision (benefit) for income taxes	180,730	81,724	(59,824)
Provision (benefit) for income taxes	47,036	21,160	(13,428)
Net income (loss) from continuing operations	$133,694	$60,564	$(46,396)

Discontinued Operations:
Income (loss) from discontinued operations before provision (benefit) for income taxes	$(2,049)	$55,948	$18,438
Provision (benefit) for income taxes	(525)	13,972	4,709
Net income (loss) from discontinued operations	$(1,524)	$41,976	$13,729

Net income (loss)	$132,170	$102,540	$(32,667)

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

(Amounts in thousands, except per share amounts)

	2022	2021	2020
Net income (loss) from continuing operations per common share:
Basic	$3.72	$1.67	$(1.29)
Diluted	$3.70	$1.66	$(1.29)
Net income (loss) from discontinued operations per common share:
Basic	$(0.04)	$1.16	$0.38
Diluted	$(0.04)	$1.15	$0.38
Net income (loss) per common share:
Basic	$3.68	$2.83	$(0.91)
Diluted	$3.66	$2.81	$(0.91)
Weighted average common shares outstanding:
Basic	35,943	36,261	36,067
Diluted	36,089	36,451	36,067
Dividends declared per common share outstanding	$1.10	$1.10	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Amounts in thousands, except share and per share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2019	39,921,838	$398	$235,844	$(64,783)	$136,060	$307,519
Stock-based compensation	—	—	4,362	—	—	4,362
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,579)	(39,579)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	320,873	3	—	—	—	3
Repurchases of 76,407 shares of restricted common stock	—	—	—	(1,405)	—	(1,405)
Net loss	—	—	—	—	(32,667)	(32,667)
Balances at December 31, 2020	40,242,711	401	240,206	(66,188)	63,814	238,233
Stock-based compensation	—	—	4,432	—	—	4,432
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,719)	(39,719)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	110,588	2	—	—	—	2
Repurchases of 61,476 shares of restricted common stock	—	—	—	(2,106)	—	(2,106)
Net income	—	—	—	—	102,540	102,540
Balances at December 31, 2021	40,353,299	403	244,638	(68,294)	126,635	303,382
Stock-based compensation	—	—	7,263	—	—	7,263
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(40,105)	(40,105)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	214,577	2	—	—	—	2
Repurchases of 46,923 shares of restricted common stock	—	—	—	(1,670)	—	(1,670)
Net income	—	—	—	—	132,170	132,170
Balances at December 31, 2022	40,567,876	$405	$251,901	$(69,964)	$218,700	$401,042

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021	2020
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$132,170	$102,540	$(32,667)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,810	27,347	29,359
Depreciation of rental equipment	267,395	231,492	233,809
Amortization of intangible assets	4,660	3,970	3,987
Amortization of deferred financing costs	970	971	1,004
Accretion of note discount, net of premium amortization	1,172	1,172	508
Non-cash operating lease expense	14,535	12,964	12,723
Amortization of finance lease right-of-use assets	105	122	162
Provision for losses on accounts receivable	3,264	1,892	4,018
Provision for inventory obsolescence	32	54	127
Deferred income taxes	42,278	30,221	(9,116)
Stock-based compensation expense	7,263	4,432	4,362
Loss (gain) on sale of discontinued operations	1,917	(42,072)	—
Impairment of goodwill	—	—	61,994
Loss on early extinguishment of debt	—	—	44,630
Gain from sales of property and equipment, net	(16,836)	(7,797)	(10,966)
Gain from sales of rental equipment, net	(43,397)	(50,756)	(47,728)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(59,768)	2,868	9,328
Inventories	(75,375)	(56,535)	(9,521)
Prepaid expenses and other assets	(1)	(10,923)	(117)
Accounts payable	29,999	11,208	31,042
Manufacturer flooring plans payable	(20,502)	11,309	(15,586)
Accrued expenses payable and other liabilities	(5,453)	(14,907)	(23,238)
Deferred compensation payable	—	—	(2,098)
Net cash provided by operating activities	313,238	259,572	286,016
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(135,710)	—	—
Closing adjustment on sale of discontinued operations	(2,256)	—	—
Proceeds from the sale of discontinued operations	—	135,945	—
Purchases of property and equipment	(51,452)	(34,622)	(18,664)
Purchases of rental equipment	(464,434)	(418,082)	(116,363)
Proceeds from sales of property and equipment	23,626	11,884	14,524
Proceeds from sales of rental equipment	83,689	133,900	141,594
Net cash provided by (used in) investing activities	(546,537)	(170,975)	21,091
Cash flows from financing activities:
Purchases of treasury stock	(1,670)	(2,106)	(1,405)
Borrowings on senior secured credit facility	1,278,182	1,417,770	1,694,055
Payments on senior secured credit facility	(1,278,182)	(1,417,770)	(1,910,934)
Principal payments on senior unsecured notes due 2025	—	—	(950,000)
Costs paid to tender and redeem senior unsecured notes due 2025	—	—	(40,944)
Proceeds from issuance of senior unsecured notes due 2028	—	—	1,250,000
Payments of deferred financing costs	—	(135)	(11,404)
Dividends paid	(39,856)	(39,748)	(39,595)
Payments of finance lease obligations	(1,141)	(194)	(245)
Net cash used in financing activities	(42,667)	(42,183)	(10,472)
Net increase (decrease) in cash and cash equivalents	(275,966)	46,414	296,635
Cash and cash equivalents, beginning of year	357,296	310,882	14,247
Cash and cash equivalents, end of year	$81,330	$357,296	$310,882

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021	2020
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Accrued acquisition purchase price consideration	$803	$—	$—
Non-cash asset purchases:
Assets transferred from inventory to rental fleet	$43,321	$18,669	$22,384
Purchases of property and equipment included in accrued expenses payable and other liabilities	$(1,213)	$425	$(429)
Operating lease assets obtained in exchange for new operating lease liabilities	$27,880	$13,565	$18,372
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$51,828	$51,748	$76,547
Income taxes paid, net of refunds received	$5,894	$4,810	$(223)

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Organization and Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. (or “the Company”, “we”, “us”, or “our”) is one of the largest rental equipment companies in the nation, serving customers across 29 states. The Company’s fleet is versatile with an equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

(2)
Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Midwest), Inc. and H&E Equipment Services (Mid-Atlantic), Inc., collectively referred to herein as “we”, “us”, “our” or the “Company.”

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

Reclassifications

Certain reclassifications have been made to prior period amounts in the Consolidated Statements of Operations to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

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

The tables below summarize our revenues as presented in our Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 by revenue type and by the applicable accounting standard (amounts in thousands).

	Year Ended December 31, 2022
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$814,423	$406	$814,829
Re-rent revenue	32,726	—	32,726
Ancillary and other rental revenues:
Delivery and pick-up	—	56,303	56,303
Other	52,184	—	52,184
Total ancillary rental revenues	52,184	56,303	108,487
Total equipment rental revenues	899,333	56,709	956,042
Used equipment sales	—	90,885	90,885
New equipment sales	—	92,526	92,526
Parts sales	—	64,646	64,646
Services revenues	—	34,226	34,226
Other	—	6,193	6,193
Total revenues	$899,333	$345,185	$1,244,518

	Year Ended December 31, 2021
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$617,831	$354	$618,185
Re-rent revenue	34,819	—	34,819
Ancillary and other rental revenues:
Delivery and pick-up	—	40,523	40,523
Other	36,173	—	36,173
Total ancillary rental revenues	36,173	40,523	76,696
Total equipment rental revenues	688,823	40,877	729,700
Used equipment sales	—	135,245	135,245
New equipment sales	—	92,677	92,677
Parts sales	—	65,623	65,623
Services revenues	—	33,034	33,034
Other	—	6,518	6,518
Total revenues	$688,823	$373,974	$1,062,797

	Year Ended December 31, 2020
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$557,166	$471	$557,637
Re-rent revenue	23,507	—	23,507
Ancillary and other rental revenues:
Delivery and pick-up	—	35,793	35,793
Other	27,508	—	27,508
Total ancillary rental revenues	27,508	35,793	63,301
Total equipment rental revenues	608,181	36,264	644,445
Used equipment sales	—	139,769	139,769
New equipment sales	—	113,708	113,708
Parts sales	—	65,881	65,881
Services revenues	—	35,989	35,989
Other	—	7,183	7,183
Total revenues	$608,181	$398,794	$1,006,975

Revenues by reporting segment are presented in Note 17, using the revenue captions reflected in our Consolidated Statements of Operations. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segment in Note 17, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

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

We believe concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers. Our largest customer accounted for less than two percent of total revenues for the years ended December 31, 2022, 2021 and 2020. No single customer accounted for more than 10% of our revenues on an overall or segment basis for any of the three years ended December 31, 2022. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is our rental operations, which as discussed above is accounted for under Topic 842 and as of December 31, 2022 represents 77% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2022, 2021 and 2020 was approximately 0.3%, 0.2% and 0.4%, respectively.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the years ended December 31, 2022, 2021 or 2020 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2022, 2021 and 2020 was not material.

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

When events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. In support of our review for indicators of impairment, we perform a review of our long-lived assets at the branch level relative to branch performance and conclude whether indicators of impairment exist. We did not record any impairment losses related to our rental equipment or property and equipment during the years ended December 31, 2022, 2021 or 2020.

Acquisition Accounting

We have made a number of acquisitions in the past and we may continue to make additional acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest component of our acquisitions. Historically, virtually all of the rental equipment that we have acquired through business combinations have been classified as “To be Used,” rather than as “To be Sold.” Rental equipment that we acquire and classify as “To be Used” is recorded at fair value and is valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of cost or market data. Goodwill is calculated as the excess of the fair value of consideration transferred over the net of the fair value of the assets acquired and the liabilities assumed. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. The identification of assets acquired, inputs utilized for determining the fair value of assets acquired and liabilities assumed and applicable fair value methodologies all include significant judgement.

In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these assets and liabilities generally approximate the carrying values reflected on the acquired entities balance sheets. However, when appropriate, we adjust these carrying values for factors such as collectability and existence. The intangible assets that we have acquired consist primarily of the goodwill recognized. Depending upon the applicable purchase agreement and the particular facts and circumstances of the business acquired, we may identify other intangible assets, such as trade names or trademarks, noncompetition agreements and customer-related intangibles (specifically, customer relationships). A trademark has a fair value equal to the present value of the royalty income attributable to it. The royalty income attributable to a trademark represents the hypothetical cost savings that are derived from owning the trademark instead of paying royalties to license the trademark from another owner. The fair value of noncompetition agreements is estimated based on an income approach since their values are representative of the current and future revenue and profit erosion protection they provide. Customer relationships are generally valued based on an excess earnings or income approach with consideration to projected cash flows.

Goodwill

We evaluate goodwill for impairment at least annually, as of October 1, or more frequently if triggering events occur or other impairment indicators arise that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Historically, we have identified two components within our Rental operating segment (Equipment Rental Component 1 and Equipment Rental Component 2) and have determined that each of our other operating segments (Used Equipment Sales, New Equipment Sales, Parts Sales and Service Revenues) represent a reporting unit, resulting in six total reporting units. As of October 1, 2021 and driven by the strategic shift in our business that led to discontinued operations presentation, we determined that the historical Equipment Rental Component 2 reporting unit differentiation within the rental operating segment was no longer applicable to our current business. As such, we no longer identify two components within the rental equipment operating segment and the Company now has five reporting units which align with our operating segments. Further, the Equipment Rental Component 2 reporting unit was fully impaired during 2020.

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

We performed a Step 0 qualitative assessment of goodwill impairment as of our annual testing date, October 1, 2022. We determined that it was more likely than not that the fair value of each of our reporting units containing goodwill was not less than its carrying value and, therefore, did not perform the prescribed quantitative Step 1 goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

We performed a Step 1 quantitative assessment of goodwill impairment as of our annual testing date, October 1, 2021, for all reporting units containing goodwill. For these reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill, if applicable, and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach. Based on this quantitative test, we determined that our Equipment Rentals, Used Equipment Sales and Parts Sales reporting units were not impaired as of October 1, 2021 as their respective fair values exceeded their respective carrying values by approximately 50%, 98% and 9%, respectively.

During 2020, for all reporting units containing goodwill, we performed, as of October 1, a Step 1 quantitative assessment of goodwill impairment. For these reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach. Based on this quantitative test, we determined that our Equipment Rental Component 1,

Used Equipment Sales and Parts Sales reporting units were not impaired as of the October 1, 2020 annual impairment testing date as their respective fair values exceeded their respective carrying values by approximately 44%, 90% and 33%, respectively.

Based on our evaluation of the impact to our business in the first quarter of 2020 from the COVID-19 pandemic, we identified triggering events requiring an interim impairment test as of March 31, 2020. These triggering events included a deterioration in macroeconomic conditions, declines in business volume in our industry, a decline in our actual revenue and earnings compared with our planned revenue and earnings, and a sustained decrease in our stock price. For the interim impairment test as of March 31, 2020, we estimated the fair value of our reporting units containing goodwill by equally weighting results from the income approach and the market approach. We compared those fair values to the carrying values of our four reporting units with carrying values, and determined that our Equipment Rental Component 2 reporting unit had a fair value less than its carrying value, resulting in a $55.7 million impairment charge. The impairment was largely due to Equipment Rental Component 2’s forecasted declines in 2020 rental revenues, which was driven by the decrease in equipment rental demand that began in March 2020 as COVID-19’s impact became more widespread across our geographic footprint, combined with our revenue growth rate and cash flow assumptions for the remaining forecast period under the income approach, and the decline in the fair value of Equipment Rental Component 2 based on the market approach from declining business enterprise values of comparable companies in our industry, resulting in a decrease in revenue and EBITDA multiples of those companies. We determined that our Equipment Rental Component 1, Used Equipment Sales and Parts Sales reporting units were not impaired as of the March 31, 2020 interim impairment testing date as their respective fair values exceeded their respective carrying values by approximately 34%, 90% and 40%, respectively.

Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes, as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins and operating expenses. We also make certain forecasts about future economic conditions, such as the timing and duration of economic expansion or contraction cycles in our business, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. An adverse change in any of the assumptions used in our impairment testing (e.g., projected revenue and profit, discount rates, industry price multiples, etc.) could affect our fair value measurements and result in future impairments. If we are unable to achieve the financial forecasts used in our impairment analysis, we may also be required to record an impairment charge to our goodwill.

The impairment charges described above are non-cash items and do not affect our cash flows, liquidity or borrowing capacity under the Credit Facility, and the impairment charges are excluded from our financial results in evaluating our financial covenant under the Credit Facility.

The carrying amount of goodwill for our reporting units for the years ended December 31, 2022 and 2021 is as follows (amounts in thousands). There were no changes to the carrying amount of goodwill for the year ended December 31, 2021.

	Equipment Rentals	Used Eq. Sales	New Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2021 (1)	$48,976	$8,447	$—	$5,714	$—	$63,137
Increase (2)	39,553	—	—	—	—	39,553
Balance at December 31, 2022	$88,529	$8,447	$—	$5,714	$—	$102,690

(1)
The total carrying amount of goodwill as of December 31, 2022 and 2021 in the table above is reflected net of $92.7 million of accumulated impairment charges.
(2)
Increase due to the OSR Acquisition.

Intangible assets

Our intangible assets include customer relationships, tradenames and leasehold interests that we acquired in recent acquisitions (see Note 3 for further acquisition information). The customer relationships, noncompetition agreements and leasehold interests are amortized on a straight-line basis over estimated useful lives of ten, one and ten years, respectively, from the date of acquisition, which approximates the period of economic benefit.

The gross carrying values, accumulated amortization and net carrying amounts of our major classes of intangible assets as of December 31, 2022 and 2021 are as follows (dollar amounts in thousands):

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$50,100	$18,844	$31,256	$39,500	$14,629	$24,871
Noncompetition agreements	1,700	425	1,275	—	—	—
Leasehold interests	200	100	100	200	80	120
Total	$52,000	$19,369	$32,631	$39,700	$14,709	$24,991

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

Total amortization expense for the years ended December 31, 2022, 2021 and 2020 totaled $4.7 million, $4.0 million and $4.0 million, respectively, and is included within SG&A expenses on the Consolidated Statements of Operations. The following table presents the expected amortization expense for each of the next five years ending December 31 and thereafter for those intangible assets with remaining carrying value as of December 31, 2022 (dollar amounts in thousands):

Amortization Expense
2023	$6,305
2024	5,030
2025	5,030
2026	5,030
2027	5,030
Thereafter	6,206
$32,631

Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged from 0% to the prime rate (7.50% at December 31, 2022) plus an applicable margin at December 31, 2022. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we may sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Manufacturer flooring plans payable as of December 31, 2022 have maturities (based on original financing terms) during the year ended December 31, 2023.

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

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2022, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses payable and other liabilities” in our consolidated balance sheets, totaled $9.1 million and our health insurance reserves totaled $1.9 million. At

December 31, 2021, our claims reserves related to workers compensation, general liability and automobile liability totaled $7.8 million and our health insurance reserves totaled $2.0 million.

Advertising

Advertising costs are expensed as incurred and totaled $1.0 million, $1.1 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2022 and 2021 are presented in the table below (amounts in thousands).

	December 31, 2022
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 7.75% (Level 3)	$422	$392
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,241,409	1,070,088

	December 31, 2021
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 3.5% (Level 3)	$20,924	$19,533
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,239,967	1,242,850

At December 31, 2022 and 2021, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”), respectively, were based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturer flooring plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table. The assets collateralized against the manufacturer flooring plans payable approximate its carrying value.

During the years ended December 31, 2022 and 2021, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

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

We purchase a significant amount of equipment from leading, nationally-known original equipment manufacturers. During the year ended December 31, 2022, we purchased approximately 50.0% of our equipment from five manufacturers (JCB, Skyjack, Sany, Komatsu, and Yanmar) providing our rental and sales equipment. We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Income (loss) per Share

Income (loss) per common share for the years ended December 31, 2022, 2021 and 2020 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of diluted income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the years ended December 31, 2022, 2021 and 2020 were less than 1% of total outstanding shares for each of the years ended December 31, 2022, 2021 and 2020 and consequently, were immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations as presented for the years ended December 31, 2022, 2021 and 2020.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2022	2021	2020
Net income (loss) from continuing operations	$133,694	$60,564	$(46,396)
Net income (loss) from discontinued operations	$(1,524)	$41,976	$13,729
Net income (loss)	$132,170	$102,540	$(32,667)

Weighted average number of common shares outstanding:
Basic	35,943	36,261	36,067
Effect of dilutive non-vested restricted stock	146	190	—
Diluted	36,089	36,451	36,067

Income (loss) per share: (1)
Basic:
Continuing operations	$3.72	$1.67	$(1.29)
Discontinued operations	(0.04)	1.16	0.38
Net income (loss) per share	$3.68	$2.83	$(0.91)
Diluted:
Continuing operations	$3.70	$1.66	$(1.29)
Discontinued operations	(0.04)	1.15	0.38
Net income (loss) per share	$3.66	$2.81	$(0.91)

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	81	23	147

(1)
Because of the method used in calculating per share data, the summations may not necessarily total to the per share data computed for the total company due to rounding.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. On December 21, 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 until December 31, 2024. The ASU became effective upon issuance. We intend to continue to monitor the developments with respect to the planned phase-out out of LIBOR and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition. However, we can provide no assurances regarding the impact of the discontinuation of LIBOR as there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. Our exposure related to the expected cessation of LIBOR is limited to the interest expense and certain fees we incur on balances outstanding under our Senior Secured Credit Facility (the “Credit Facility”). As certain U.S. dollar LIBOR settings will continue to be published until June 30, 2023, we amended our credit facility on September 14, 2021 to include benchmark language for an upcoming transition away from LIBOR. Subsequent to year end, we amended and restated our Credit Facility to transition to SOFR as of February 2, 2023. We do not believe the impact from the cessation of LIBOR as a reference rate, as well as the applicability of ASU 2020-04 and ASU 2022-06, will have a material impact on our consolidated financial statements.

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
(3)
Acquisitions and Dispositions

2022 Acquisition

One Source Equipment Rentals, Inc.

Effective October 1, 2022, we acquired 100% of the equity of One Source Equipment Rentals, Inc. (“OSR”), an equipment rental company with ten branches located in the Midwest. The acquisition expands our presence in the surrounding market, including initial locations in Illinois, Indiana, and Kentucky.

The aggregate cash consideration paid was approximately $136.9 million. The acquisition and related fees and expenses were funded from available cash. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. The opening balance sheet amounts presented below are preliminary and subject to change as we obtain additional information during the acquisition measurement period and finalize customary closing adjustments with the seller.

$’s in thousands
Cash	$337
Accounts receivable (1)	11,163
Inventory	521
Prepaid expenses and other assets	374
Rental equipment	102,436
Property and equipment	4,216
Operating lease right-of-use assets	2,388
Intangible assets (2)	12,300
Total identifiable assets acquired	133,735
Accounts payable	(4,723)
Tax payable	(1,674)
Operating lease liabilities	(2,388)
Deferred income taxes	(27,653)
Total liabilities assumed	(36,438)
Net identifiable assets acquired	97,297
Goodwill (3)	39,553
Net assets acquired	$136,850

(1)
Includes an indemnification receivable of $0.7 million related to an unrecognized tax benefit.
(2)
The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$10,600	10
Noncompetition agreements	1,700	1
	$12,300

(3)
The acquired goodwill has been allocated to the equipment rentals reporting unit.

Included in the total goodwill amount of $39.6 million is approximately $0.8 million of accrued purchase price consideration to be paid to the sellers pursuant to the terms of the purchase agreement among the parties named thereto. The level of goodwill that resulted from the OSR acquisition is primarily reflective of OSR’s going-concern value, the value of assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations.

Total acquisition costs were $0.8 million and included within SG&A expenses on the Consolidated Statement of Operations. Since our acquisition of OSR on October 1, 2022, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of OSR revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of October 1, 2022 and the results of operations are included in the Company's consolidated results of operations as of that date.

Pro forma financial information (unaudited)

We completed the OSR acquisition effective October 1, 2022. Therefore, our reported Consolidated Statements of Operations for the year ended December 31, 2022 do not include OSR for the period from January 1, 2022 through September 30, 2022.

The pro forma information for the years ended December 31, 2022 and 2021 in the table below (amounts in thousands) is for informational purposes only and gives effect to the OSR acquisition as if it had been completed on January 1, 2021 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the pro forma acquisition date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, nor does it reflect additional revenue opportunities following the acquisition. The unaudited pro forma financial information includes adjustments primarily related to the incremental depreciation and amortization expense of the rental equipment and intangible assets acquired, the elimination of interest expense related to historical debt as well as other expenses that are not part of the combined entity and transaction expenses.

	Year Ended December 31,
	2022	2021
Total revenues	$1,289,605	$1,117,088
Net income	$140,864	$41,474

2022 Disposition

Komatsu Earthmoving Distributorship

On December 15, 2022, the Company sold our Komatsu earthmoving distribution business to Houston, Texas based Waukesha-Pearce Industries, LLC (“WPI”) for $29.2 million, subject to customary closing adjustments. The WPI sale included the rights to the distribution of Komatsu earthmoving equipment in the state of Louisiana and counties located in southwestern Arkansas, a branch location and its associated property, plant and equipment in Kenner, LA, Komatsu new equipment inventory, assets at a leased facility in Bossier City, LA and certain other equipment, parts and supplies with a net book value of approximately $14.7 million. We recorded a gain of $12.9 million within gain from sales of property and equipment, net on the Consolidated Statement of Operations and a gain of $2.5 million within other income. The WPI sale did not qualify for discontinued operations as the divestiture does not meet the definition of a component.

2021 Dispositions

Crane Sale

On July 19, 2021, the Company entered into a definitive agreement to sell its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130.0 million in cash, which was subject to adjustment based on actual amounts of net working capital and crane rental fleet net book value delivered at transaction closing. The Company executed the transaction closing on October 1, 2021, subject to customary closing conditions, including regulatory approval under the Hart-Scott-Rodino Act, resulting in proceeds of $135.9 million, which was subject to finalization of adjustments. Closing adjustments of $1.9 million were recorded as a loss from discontinued operations on the Consolidated Statement of Income during the second quarter of 2022.

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

As a result of the agreement to sell the Company’s crane business, its results are reported separately as discontinued operations in our Consolidated Statements of Operations for all periods presented. As permitted, the Company elected not to adjust the Consolidated Statements of Cash Flows to exclude cash flows attributable to discontinued operations. Accordingly, we disclosed the depreciation, capital expenditures and significant operating and investing non-cash items related to the Crane Sale below.

The following tables (amounts in thousands) present the Crane Sale results as reported in income from discontinued operations within our Consolidated Statements of Operations.

	Year Ended December 31,
	2022	2021	2020
Revenues:
Equipment rentals	$—	$10,321	$18,548
Used equipment sales	—	11,545	13,383
New equipment sales	—	52,286	53,422
Parts sales	—	33,268	44,713
Services revenues	—	20,855	28,264
Other	—	3,755	3,815
Total revenues	—	132,030	162,145
Cost of revenues:
Rental depreciation	—	3,720	8,385
Rental expense	—	1,947	2,454
Rental other	—	1,000	1,285
	—	6,667	12,124
Used equipment sales	—	8,713	9,791
New equipment sales	—	46,725	47,565
Parts sales	—	25,288	34,024
Services revenues	—	6,767	9,651
Other	—	3,168	3,434
Total cost of revenues	—	97,328	116,589
Gross profit	—	34,702	45,556
Selling, general and administrative expenses	132	20,937	23,370
Impairment of goodwill	—	—	6,330
Gain on sales of property and equipment, net	—	49	2,556
(Loss) gain on sale of discontinued operations	(1,917)	42,072	—
Income (loss) from discontinued operations	(2,049)	55,886	18,412
Other, net	—	62	26
Income (loss) before provision (benefit) for income taxes	(2,049)	55,948	18,438
Provision (benefit) for income taxes	(525)	13,972	4,709
Net income (loss) from discontinued operations	$(1,524)	$41,976	$13,729

Cash flows from discontinued operations was as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating activities of discontinued operations:
Depreciation and amortization of property and equipment	$—	$1,083	$2,264
Depreciation of rental equipment	—	3,720	8,385
Loss (gain) on sale of discontinued operations	1,917	(42,072)	—
Impairment of goodwill	—	—	6,330
Gain from sales of property and equipment, net	—	(49)	(2,556)
Gain from sales of rental equipment, net	—	(2,203)	(3,218)

Investing activities of discontinued operations:
Purchases of rental equipment	—	(2,431)	(8,655)
Proceeds from sales of property and equipment	—	43	4,895
Proceeds from sales of rental equipment	—	5,929	8,679

Arkansas Sale

On September 17, 2021, the Company sold our Little Rock, Arkansas and Springdale, Arkansas owned-branches to Bramco, Inc. (“Bramco”) for $9.0 million (the “Arkansas Sale”). The Arkansas Sale included the land, building, building improvements, office equipment, furniture and fixtures, and shop equipment for the two branches with a net book value of approximately $3.7 million. We recorded a gain of $5.3 million within sales from property and equipment, net on the Consolidated Statement of Operations. As a condition of closing, we relinquished our territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi. Our current distribution territory for these two branches includes the entire state of Arkansas, with the exception of five counties in Arkansas (Miller, Lafayette, Columbia, Union and Little River) as these counties are currently served by our Shreveport,

Louisiana branch. The Arkansas Sale did not qualify for discontinued operations as the divestiture does not meet the definition of a component.

The Company purchased a site in Little Rock, Arkansas to operate a rental-focused branch location in the area. The branch opening coincided with the sale to Bramco.

(4)
Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2022	2021
Trade receivables	$216,280	$151,835
Unbilled rental revenue	12,872	9,006
Income tax receivables	2,577	541
Other	202	22
	231,931	161,404
Less allowance for doubtful accounts	(6,637)	(4,178)
Total receivables, net	$225,294	$157,226

(5)
Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2022	2021
Used equipment	$12	$179
New equipment	94,906	62,473
Parts, supplies and other	12,924	12,647
Total inventories, net	$107,842	$75,299

The above amounts are presented net of reserves for inventory obsolescence at December 31, 2022 and 2021 totaling approximately $0.1 million and $0.1 million, respectively.

(6)
Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2022	2021
Land	$6,852	$6,533
Transportation equipment	147,171	129,307
Building and leasehold improvements	67,181	63,632
Office and computer equipment	54,099	50,028
Machinery and equipment	17,241	15,662
Construction in progress	19,110	9,032
	311,654	274,194
Less accumulated depreciation and amortization	(177,017)	(161,913)
Total net property and equipment	$134,637	$112,281

Total depreciation and amortization on property and equipment was $28.8 million, $26.3 million and $27.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(7)
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

Our 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan”) is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the 2016 Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our 2016 Plan were 999,376 shares of common stock as of December 31, 2022.

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2021	524,876	$23.00
Granted	202,687	$33.28
Vested	(186,042)	$26.83
Forfeited	(61,374)	$25.31
Non-vested stock at December 31, 2021	480,147	$25.56
Granted	281,490	$36.07
Vested	(160,868)	$27.46
Forfeited	(40,313)	$29.43
Non-vested stock at December 31, 2022	560,456	$30.02

As of December 31, 2022, we had unrecognized compensation expense of approximately $11.0 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 2.0 years. Stock compensation expense, which is included in SG&A expenses in the accompanying Consolidated Statements of Operations, for the years ended December 31, 2022, 2021 and 2020 was $7.3 million, $4.4 million and $4.4 million, respectively.

Purchases of Company Common Stock

Purchases of our common stock are accounted for as treasury stock in the accompanying consolidated balance sheets using the cost method. Repurchased stock is included in authorized shares, but is not included in shares outstanding.

(8)
Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2022	2021
Payroll and related liabilities	$40,367	$33,477
Sales, use and property taxes	10,984	11,757
Accrued interest	2,290	2,279
Accrued insurance	7,641	6,995
Deferred revenue	6,661	5,167
Other	9,199	4,233
Total accrued expenses payable and other liabilities	$77,142	$63,908

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

The New Notes were issued under an indenture, dated as of December 14, 2020, by and among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Company may redeem some or all of the New Notes at any time prior to December 15, 2023 by paying a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to December 15, 2023, the Company may use the net proceeds of certain equity offerings to redeem up to 40

% of the principal amount of the New Notes at a redemption price equal to 103.875% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date; provided that at least 60% of the aggregate principal amount of such New Notes originally issued remains outstanding immediately following such redemption and such redemption occurs within 90 days of such equity offering. Subsequent to December 15, 2023, the New Notes may be redeemed pursuant to a declining schedule of redemption prices set forth in the Indenture.

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

The indenture governing the New Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) pay dividends or make distributions; (iii) make investments; (iv) repurchase stock; (v) create liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; and (viii) transfer and sell assets. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2022, we were in compliance with these covenants.

The following table reconciles our Senior Unsecured Notes to our Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2020	$1,238,660
Accretion of discount through December 31, 2021	1,172
Additional deferred financing costs through December 31, 2021	(135)
Amortization of deferred financing costs through December 31, 2021	270
Balance at December 31, 2021	$1,239,967
Accretion of discount through December 31, 2022	1,172
Amortization of deferred financing costs through December 31, 2022	270
Balance at December 31, 2022	$1,241,409

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

As of December 31, 2022, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement. At December 31, 2022, we had no borrowings outstanding under the Credit Facility and could borrow up to approximately $739.4 million, net of a $10.6 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

(11)
Leases

We use the rate implicit in the lease to discount lease payments to present value, when available, however, most of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our IBR to discount the lease payments based on information available at lease commencement. Our IBR represents a fully collateralized rate for a fully amortizing loan with the same term as the lease.

At December 31, 2022, the weighted average remaining lease term for operating leases was approximately 8.0 years and for finance leases was approximately 9.5 years. The weighted average discount rate for operating and finance leases was approximately 6.3% and 5.0%, respectively, at December 31, 2022. At December 31, 2021, the weighted average remaining lease term for operating leases was approximately 8.7 years. The weighted average discount rate for operating leases was approximately 6.2% at December 31, 2021.

The table below presents certain information related to lease costs, under Topic 842, for our operating and finance leases for the years ended December 31, 2022 and 2021 (in thousands).

		Year Ended December 31,
	Classification	2022	2021
Operating lease cost	SG&A expenses	$27,153	$24,347
Finance lease costs
Amortization of leased assets	SG&A expenses	107	122
Interest on lease liabilities	Interest expense	52	9
Variable lease cost	SG&A expenses	1,834	1,046
Sublease income	Other income	(2,074)	(1,379)
Total lease cost		$27,072	$24,145

The table below presents supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows for operating leases	$26,407	$23,527
Operating cash flows for finance leases	52	9
Finance cash flows for finance leases	1,141	194

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and finance lease liabilities recorded on our consolidated balance sheet as of December 31, 2022 (in thousands).

	Operating Leases	Finance Leases
2023	$21,999	$184
2024	29,258	190
2025	28,554	197
2026	27,560	204
2027	26,367	211
Thereafter	83,953	1,030
Total minimum lease payments	217,691	2,016
Less: amount of lease payments representing interest	(48,622)	(422)
Present value of future minimum lease payments	$169,069	$1,594

The future minimum lease payments of operating leases executed but not commenced as of December 31, 2022 are estimated to be $0.9 million, $2.1 million, $2.1 million, $2.2 million and $2.2 million for the years ending December 31, 2023, 2024, 2025, 2026 and 2027, respectively, and $15.7 million thereafter. It is expected that the majority of these leases will commence during 2023.

(12)
Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes certain income tax provisions relevant to businesses; the CARES Act did not have a material impact on our provision for income taxes. However, certain provisions of the CARES Act did have a favorable cash impact. Specifically, with respect to the suspension of the 80% of taxable income limitation on net operating loss carryforwards that allows corporate entities to fully utilize net operating loss carryforwards to offset taxable income, we offset 2020 taxable income with net operating loss carryforwards, realizing an estimated total reduction of approximately $2.6 million of cash taxes paid for the 2020 tax year. Also, taxpayers with alternative minimum tax credits may claim a refund for the entire amount of such credit, which resulted in a $1.5 million federal tax refund received in June 2020. Finally, the non-income tax-based provision allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2021 over the following two years resulted in the deferral of $6.8 million of those payroll taxes. We remitted $4.6 million in 2021 and $2.2 million in 2022.

Our income tax provision (benefit) for the years ended December 31, 2022, 2021 and 2020, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year Ended December 31, 2022
U.S. Federal	$—	$37,680	$37,680
State	4,306	5,050	9,356
	$4,306	$42,730	$47,036
Year Ended December 31, 2021
U.S. Federal	$—	$16,513	$16,513
State	2,574	2,073	4,647
	$2,574	$18,586	$21,160
Year ended December 31, 2020:
U.S. Federal	$(761)	$(9,362)	$(10,123)
State	471	(3,776)	(3,305)
	$(290)	$(13,138)	$(13,428)

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2022	2021
Deferred tax assets:
Accounts receivable	$1,497	$883
Inventories	13	18
Net operating losses	74,931	68,942
Tax Credits	7,040	8,393
Sec 263A costs	764	534
Accrued liabilities	3,431	3,800
Deferred compensation	2,794	1,522
Interest Expense	12,238	—
Stock-based compensation	242	208
Goodwill and intangible assets	7,842	9,669
Other assets	86	74
	110,878	94,043
Valuation allowance	(5,930)	(7,598)
	104,948	86,445
Deferred tax liabilities:
Property and equipment	(370,404)	(284,997)
Investments	(1,109)	(1,094)
Goodwill and intangible assets	(4,597)	(1,585)
	(376,110)	(287,676)
Net deferred tax liabilities	$(271,162)	$(201,231)

The reconciliation between income taxes computed using the statutory federal income tax rate of 21% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2022	2021	2020
Computed tax at statutory rates	$37,953	$17,162	$(12,563)
Permanent items – other	1,683	406	1,241
Permanent items – excess of tax deductible goodwill	—	—	(1,473)
Permanent items – impairment of goodwill	—	—	2,008
State income tax, net of federal tax effect	9,068	2,390	(9,037)
Change in valuation allowance	(1,668)	1,202	6,396
	$47,036	$21,160	$(13,428)

At December 31, 2022, we had available federal net operating loss carry forwards of approximately $330.1 million, which do not expire. We also had $0.4 million in general business credit carry forwards at December 31, 2022 that expire in varying amounts from 2036 to 2040, and state income tax credits of $8.3 million that expire in varying amounts beginning in 2023.

Management has concluded that it is more likely than not that the federal deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce those deferred tax assets as of December 31, 2022. However, as of December 31, 2022, we have a valuation allowance of $5.9 million for certain state tax credits that are expected to expire prior to utilization.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2022	2021
Gross unrecognized tax benefits at January 1	$—	$—
Increases in tax positions taken in prior years	—	—
Decreases in tax positions taken in prior years	—	—
Increases in tax positions taken in current years	1,425	—
Decreases in tax positions taken in current years	—	—
Settlements with taxing authorities	—	—
Lapse in statute of limitations	—	—
Gross unrecognized tax benefits at December 31	$1,425	$—

The gross amount of unrecognized tax benefits as of December 31, 2022, if recognized, would affect the effective income tax rate. The uncertain tax positions recorded in the current year, including $0.1 million of interest and penalties were acquired from OSR. To the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, it will be recorded within net other income (expense) on the Consolidated Statements of Operations. We do not expect our unrecognized tax benefits to change materially in the next twelve months.

Our U.S. federal tax returns for 2019 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2018 and subsequent years.

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

Letters of Credit

The Company had outstanding letters of credit issued under its Credit Facility totaling $10.6 million as of December 31, 2022 and $8.7 million as of December 31, 2021. The letters of credit expire in May 2023 and are expected to be renewed for similar one-year terms.

(14)
Employee Retirement Benefit Plans

We offer substantially all of our non-union employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the year ended December 31, 2022 and for both continuing and discontinued operations for the years ended December 31, 2021 and 2020, we contributed to the plan, net of employee forfeitures, $4.6 million, $4.4 million and $3.7 million, respectively.

We contribute to the Pension Trust Fund Operating Engineers Annuity Plan (EIN: 94-6090764, Plan No. 002), a multi-employer pension plan (“the Plan”), under the terms of a Collective Bargaining Agreement (“CBA”) that expires on October 31, 2025, and covers our union-represented employees and requires contribution amounts as set forth within the CBA. The Company contributed approximately $0.4 million in each of the years ended December 31, 2022, 2021 and 2020 and the Company has paid no surcharges in any period presented. These contributions represent less than five percent of the Plan’s total contributions in 2021. As of the date that our 2022 consolidated financial statements were issued, the Plan’s Form 5500 was not available for the Plan year ended December 31, 2022.

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

The Plan has a yellow zone status as of December 31, 2021, the most recent date for which a status determination has been made. The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the Plan’s year-end and is based on information that we received from the Plan and is certified by the Plan’s actuary. A funding improvement plan has been implemented by the Plan’s trustees. The Company currently has no intention of withdrawing from the Plan.

(15)
Related Party Transactions

Mr. John M. Engquist, who has served as the Company’s Executive Chairman of the Board for the years ended December 31, 2022, 2021 and 2020, has a 48.0% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $1.1 million, $0.9 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2022, 2021 and 2020, for both continuing and discontinued operations, our purchases totaled less than $10 thousand, $0.1 million and $0.1 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately $0.1 million, $0.2 million and $0.2 million, respectively.

(16)
Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2022 and 2021 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022:
Total revenues from continuing operations	$272,450	$294,671	$324,280	$353,117
Income from continuing operations	34,688	50,666	63,994	78,806
Income from continuing operations before provision for income taxes	22,121	38,059	51,329	69,221
Net income from continuing operations	16,296	27,870	38,376	51,152
Basic net income from continuing operations per common share(1)	$0.45	$0.77	$1.05	$1.42
Diluted net income from continuing operations per common share(1)	$0.45	$0.76	$1.05	$1.41

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021:
Total revenues from continuing operations	$240,432	$265,677	$275,436	$281,252
Income from continuing operations	15,321	29,734	45,662	41,603
Income from continuing operations before provision for income taxes	2,539	17,059	32,847	29,279
Net income from continuing operations	1,855	12,251	24,728	21,730
Basic net income from continuing operations per common share(1)	$0.05	$0.34	$0.68	$0.60
Diluted net income from continuing operations per common share(1)	$0.05	$0.34	$0.68	$0.59

(1)
Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year due to rounding.
(17)
Segment Information

We have identified five reportable segments: equipment rentals, used equipment sales, new equipment sales, parts sales and service revenues. These segments are based upon revenue streams and how management of the Company allocates resources and assesses performance. Our non-segmented revenues and costs relate primarily to ancillary charges associated with equipment maintenance and repair services, and are not generally allocated to the other reportable segments. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to our reportable segments.

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2022	2021	2020
Segment Revenues:
Equipment rentals	$956,042	$729,700	$644,445
Used equipment sales	90,885	135,245	139,769
New equipment sales	92,526	92,677	113,708
Parts sales	64,646	65,623	65,881
Services revenues	34,226	33,034	35,989
Total segmented revenues	1,238,325	1,056,279	999,792
Non-Segmented revenues	6,193	6,518	7,183
Total revenues	$1,244,518	$1,062,797	$1,006,975
Segment Gross Profit:
Equipment rentals	$460,243	$315,629	$257,508
Used equipment sales	44,316	48,922	44,970
New equipment sales	13,096	11,855	12,207
Parts sales	18,035	17,277	17,750
Services revenues	21,998	21,797	24,464
Total gross profit from segmented revenues	557,688	415,480	356,899
Non-segmented gross profit (loss)	(2,525)	(117)	164
Total gross profit	$555,163	$415,363	$357,063

	December 31,
	2022	2021
Segment identified assets:
Equipment rentals	$1,418,951	$1,116,456
Equipment sales	94,918	62,652
Parts and service	12,924	12,647
Total segment identified assets	1,526,793	1,191,755
Non-Segmented identified assets	764,906	888,692
Total assets	$2,291,699	$2,080,447

The Company operates primarily in the United States and our sales to international customers for the three years ended December 31, 2022 were 0.3% of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for any of the periods presented.

(18)
Subsequent Events

On February 2, 2023, we amended, extended and restated the Credit Facility by entering into the Sixth Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), LLC, H&E Equipment Services (Midwest), LLC, the other credit parties named therein, the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, the other credit parties named therein, the lenders named therein, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent named therein.

The Sixth Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the credit facility to February 2, 2028 and (ii) amended the interest rate to SOFR plus a credit spread adjustment plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 22, 2023

/s/ Bradley W. Barber
Bradley W. Barber
Chief Executive Officer and Director

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on Internal Control over Financial Reporting

We have audited H&E Equipment Services, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2), and our report dated February 22, 2023, expressed an unqualified opinion thereon.

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

February 22, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:
(1)
Financial Statements

The Company’s Consolidated Financial Statements listed below have been filed as part of this report:

(2)
Financial Statement Schedule for the years ended December 31, 2022, 2021 and 2020:

Schedule II—Valuation and Qualifying Accounts	82

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

3.19	Articles of Amendment and Articles of Incorporation of H&E Equipment Services (Midwest), Inc. filed February 20, 2023.*

3.20	Amended and Restated Bylaws of H&E Equipment Services (Midwest), Inc. filed February 20, 2023.*

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

10.4

Sixth Amended and Restated Credit Agreement, dated February 2, 2023, by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Midwest), Inc. and H&E Equipment Services (Mid-Atlantic), Inc. (collectively, the “Borrowers”), Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent party thereto.*

10.5

H&E Equipment Services, Inc. 2016 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 1, 2016.†

10.6

Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 3, 2011). †

10.7

Restrictive Covenant Agreement, dated August 14, 2015, by and between the Company and Bradley W. Barber (incorporated by reference to Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed October 29, 2015). †

10.8

Restrictive Covenant Agreement, dated October 12, 2015, by and between the Company and Leslie S. Magee (incorporated by reference to Exhibit 10.12 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51579), filed on February 25, 2016).†

10.9

Restrictive Covenant Agreement, dated March 4, 2022, by and between the Company and John McDowell Engquist (incorporated by reference to Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51579), filed on April 27, 2022).†

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

* Filed herewith

** Furnished herewith

†Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2022
Allowance for doubtful accounts receivable	$4,178	$3,264	$(805)	$6,637
Allowance for inventory obsolescence	73	32	(51)	54
	$4,251	$3,296	$(856)	$6,691
Year Ended December 31, 2021
Allowance for doubtful accounts receivable (a)	$4,741	$1,892	$(2,455)	$4,178
Allowance for inventory obsolescence (b)	350	54	(331)	73
	$5,091	$1,946	$(2,786)	$4,251
Year Ended December 31, 2020
Allowance for doubtful accounts receivable (a)	$5,236	$4,018	$(4,513)	$4,741
Allowance for inventory obsolescence (b)	331	127	(108)	350
	$5,567	$4,145	$(4,621)	$5,091

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2023.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ Bradley W. Barber
Bradley W. Barber
Its: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Bradley W. Barber	Chief Executive Officer and Director	February 22, 2023
	Bradley W. Barber	(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer	February 22, 2023
	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ John M. Engquist	Executive Chairman of the Board	February 22, 2023
John M. Engquist

By:	/s/ Paul N. Arnold	Director	February 22, 2023
Paul N. Arnold

By:	/s/ Gary W. Bagley	Director	February 22, 2023
Gary W. Bagley

By:	/s/ Bruce C. Bruckmann	Director	February 22, 2023
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	February 22, 2023
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	February 22, 2023
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	February 22, 2023
Lawrence C. Karlson

By:	/s/ Mary Pat Thompson	Director	February 22, 2023
Mary Pat Thompson

By:	/s/ Jacob Thomas	Director	February 22, 2023
Jacob Thomas