Form 10-Q
period 2023-03-31
H&E Equipment Services, Inc.
filed 2023-04-27
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 20, 2023, there were 36,381,756 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

March 31, 2023

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
•
our inability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all, as a result of supply chain disruptions, insolvency, financial difficulties, supplier relationships or other factors;
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
•
compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and
•
other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Balances at
	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$89,945	$81,330
Receivables, net of allowance for doubtful accounts of $6,548 and $6,637, respectively	216,683	225,294
Inventories, net of reserves for obsolescence of $50 and $54, respectively	194,879	107,842
Prepaid expenses and other assets	27,474	21,455
Rental equipment, net of accumulated depreciation of $929,486 and $884,740, respectively	1,451,795	1,418,951
Property and equipment, net of accumulated depreciation and amortization of $179,679 and $177,017, respectively	138,771	134,637
Operating lease right-of-use assets, net of accumulated amortization of $55,978 and $51,419, respectively	162,789	164,566
Finance lease right-of-use assets, net of accumulated amortization of $145 and $105, respectively	1,505	1,545
Deferred financing costs, net of accumulated amortization of $16,759 and $16,518, respectively	5,456	758
Intangible assets, net of accumulated depreciation and amortization of $21,052 and $19,369, respectively	30,948	32,631
Goodwill	102,719	102,690
Total assets	$2,422,964	$2,291,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior secured credit facility	$40,000	$—
Accounts payable	195,319	129,482
Manufacturer flooring plans payable	696	422
Accrued expenses payable and other liabilities	81,297	77,142
Dividends payable	182	377
Senior unsecured notes, net of unaccreted discount of $6,686 and $6,979 and deferred financing costs of $1,544 and $1,612, respectively	1,241,770	1,241,409
Operating lease liabilities	167,667	169,069
Finance lease liabilities	1,569	1,594
Deferred income taxes	277,777	271,162
Total liabilities	2,006,277	1,890,657
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,700,377 and 40,567,876 shares issued at March 31, 2023 and December 31, 2022, respectively, and 36,383,611 and 36,309,321 shares outstanding at March 31, 2023 and December 31, 2022, respectively	406	405
Additional paid-in capital	254,891	251,901
Treasury stock at cost, 4,316,766 and 4,258,555 shares of common stock held at March 31, 2023 and December 31, 2022, respectively	(73,190)	(69,964)
Retained earnings	234,580	218,700
Total stockholders’ equity	416,687	401,042
Total liabilities and stockholders’ equity	$2,422,964	$2,291,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Equipment rentals	$262,008	$199,225
Used equipment sales	32,115	21,526
New equipment sales	7,818	26,036
Parts sales	12,157	16,059
Services revenues	7,186	8,134
Other	1,198	1,470
Total revenues	322,482	272,450
Cost of revenues:
Rental depreciation	81,872	60,021
Rental expense	37,867	28,759
Rental other	27,975	20,913
	147,714	109,693
Used equipment sales	13,288	12,548
New equipment sales	6,781	22,329
Parts sales	8,652	11,704
Services revenues	2,590	2,814
Other	2,079	1,782
Total cost of revenues	181,104	160,870
Gross profit	141,378	111,580
Selling, general and administrative expenses	95,335	78,278
Gain on sales of property and equipment, net	667	1,386
Income from operations	46,710	34,688
Other income (expense):
Interest expense	(13,697)	(13,447)
Other, net	1,716	880
Total other expense, net	(11,981)	(12,567)
Income before provision for income taxes	34,729	22,121
Provision for income taxes	9,055	5,825
Net income	$25,674	$16,296

Net income per common share:
Basic	$0.71	$0.45
Diluted	$0.71	$0.45
Weighted average common shares outstanding:
Basic	36,025	36,363
Diluted	36,352	36,539
Dividends declared per common share outstanding	$0.275	$0.275

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$25,674	$16,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,033	6,857
Depreciation of rental equipment	81,872	60,021
Amortization of finance lease right-of-use assets	40	—
Amortization of intangible assets	1,683	993
Amortization of deferred financing costs	309	242
Accretion of note discount, net of premium amortization	293	293
Non-cash operating lease expense	4,560	3,983
Provision for losses on accounts receivable	1,107	645
Change in deferred income taxes	6,615	4,900
Stock-based compensation expense	2,990	1,678
Gain from sales of property and equipment, net	(667)	(1,386)
Gain from sales of rental equipment, net	(18,714)	(8,906)
Changes in operating assets and liabilities:
Receivables	7,474	(4,521)
Inventories	(138,147)	(59,671)
Prepaid expenses and other assets	(6,019)	(5,400)
Accounts payable	65,837	17,253
Manufacturer flooring plans payable	274	(1,406)
Accrued expenses payable and other liabilities	11	6,614
Net cash provided by operating activities	43,225	38,485
Cash flows from investing activities:
Purchases of property and equipment	(12,388)	(10,656)
Purchases of rental equipment	(76,578)	(44,389)
Proceeds from sales of property and equipment	849	1,621
Proceeds from sales of rental equipment	31,686	19,725
Net cash used in investing activities	(56,431)	(33,699)
Cash flows from financing activities:
Borrowings on senior secured credit facility	408,301	284,165
Payments on senior secured credit facility	(368,301)	(284,165)
Dividends paid	(9,989)	(9,942)
Purchases of treasury stock	(3,226)	(343)
Payments of deferred financing costs	(4,939)	—
Payments of finance lease obligations	(25)	—
Net cash provided by (used in) financing activities	21,821	(10,285)
Net increase (decrease) in cash and cash equivalents	8,615	(5,499)
Cash and cash equivalents, beginning of period	81,330	357,296
Cash and cash equivalents, end of period	$89,945	$351,797

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from used and new inventory to rental fleet	$51,110	$31,612
Purchases of property and equipment included in accrued expenses payable and other liabilities	$39	$(317)
Operating lease assets obtained in exchange for new operating lease liabilities	$2,783	$7,189
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$767	$797
Income taxes paid (net of refunds received)	$406	$(51)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022, from which the consolidated balance sheet amounts as of December 31, 2022 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers at our 119 branch locations across 29 states. The Company’s fleet is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

(2) Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no significant changes to those accounting policies.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 are summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
	2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$223,580	$137	$223,717	$170,729	$109	$170,838
Re-rent revenue	8,359	—	8,359	6,344	—	6,344
Ancillary and other rental revenues:
Delivery and pick-up	—	15,491	15,491	—	11,100	11,100
Other	14,441	—	14,441	10,943	—	10,943
Total ancillary rental revenues	14,441	15,491	29,932	10,943	11,100	22,043
Total equipment rental revenues	246,380	15,628	262,008	188,016	11,209	199,225
Used equipment sales	—	32,115	32,115	—	21,526	21,526
New equipment sales	—	7,818	7,818	—	26,036	26,036
Parts sales	—	12,157	12,157	—	16,059	16,059
Service revenues	—	7,186	7,186	—	8,134	8,134
Other	—	1,198	1,198	—	1,470	1,470
Total revenues	$246,380	$76,102	$322,482	$188,016	$84,434	$272,450

Revenues by reporting segment are presented in Note 11 of our Condensed Consolidated Financial Statements, using the revenue captions reflected in our consolidated statements of income. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segments in Note 11, depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further information related to our accounting for revenues pursuant to Topic 606 and Topic 842, see Significant Accounting Policies in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is in our rental operations, which as discussed above is accounted for under Topic 842 and represents 81% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts as of March 31, 2023. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for both the three months ended March 31, 2023 and 2022 were approximately 0.3%.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three months ended March 31, 2023 or 2022 that was included in the contract liability balance as of the beginning of such periods.

Goodwill

The change to the carrying amount of goodwill for the period ended March 31, 2023 is as follows (amounts in thousands):

	Equipment Rentals	Used Eq. Sales	New Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2021 (1)	$48,976	$8,447	$—	$5,714	$—	$63,137
Increase (2)	39,553	—	—	—	—	39,553
Balance at December 31, 2022 (1)	88,529	8,447	—	5,714	—	102,690
Increase (3)	29	—	—	—	—	29
Balance at March 31, 2023	$88,558	$8,447	$—	$5,714	$—	$102,719
(1)
The total carrying amount of goodwill as of December 31, 2022 and 2021 in the table above is reflected net of $92.7 million of accumulated impairment charges.
(2)
Increase due to the OSR Acquisition.
(3)
Increase is related to the closing adjustments of the OSR Acquisition during the first quarter of 2023.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2023 we adopted Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. Our exposure related to the expected cessation of LIBOR was limited to the interest expense and certain fees we incur on balances outstanding under our Senior Secured Credit Facility (the “Credit Facility”). We amended and restated our Credit Facility to transition to Secured Overnight Financing Rate (“SOFR”) as of February 2, 2023. The impact from the cessation of LIBOR as a reference rate did not have a material impact on our consolidated financial statements.

(3) Acquisitions and Dispositions

2022 Acquisition

One Source Equipment Rentals, Inc.

Effective October 1, 2022, we acquired 100% of the equity of One Source Equipment Rentals, Inc. (“OSR”), an equipment rental company with ten branches located in the Midwest. The acquisition expands our presence in the surrounding market, including initial locations in Illinois, Indiana, and Kentucky.

The aggregate cash consideration paid was approximately $136.7 million. The acquisition and related fees and expenses were funded from available cash. Customary closing adjustments were finalized during the first quarter of 2023. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date.

$'s in thousands
Cash	$337
Accounts receivable (1)	11,163
Inventory	332
Prepaid expenses and other assets	374
Rental equipment	102,436
Property and equipment	4,216
Operating lease right-of-use assets	2,388
Intangible assets (2)	12,300
Total identifiable assets acquired	133,546
Accounts payable	(4,723)
Tax payable	(1,674)
Operating lease liabilities	(2,388)
Deferred income taxes	(27,653)
Total liabilities assumed	(36,438)
Net identifiable assets acquired	97,108
Goodwill (3)	39,582
Net assets acquired	$136,690

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

Total acquisition costs were $0.8 million and included within SG&A expenses on the Consolidated Statement of Operations during the year ended December 31, 2022. Since our acquisition of OSR on October 1, 2022, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of OSR revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of October 1, 2022 and the results of operations are included in the Company's consolidated results as of that date.

Pro forma financial information (unaudited)

We completed the OSR acquisition effective October 1, 2022. Therefore, our reported Condensed Consolidated Statement of Income for the quarter ended March 31, 2022 does not include OSR.

The pro forma information for the quarter ended March 31, 2022 in the table below (amounts in thousands) is for informational purposes only and gives effect to the OSR acquisition as if it had been completed on January 1, 2022 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the pro forma acquisition date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, nor does it reflect additional revenue opportunities following the acquisition. The unaudited pro forma financial information includes adjustments primarily related to the incremental depreciation and amortization expense of the rental equipment and intangible assets acquired, the elimination of interest expense related to historical debt as well as other expenses that are not part of the combined entity and transaction expenses.

Three Months Ended March 31,
2022
Total revenues	$287,479
Net income	$16,727

2022 Disposition

Komatsu Earthmoving Distributorship

On December 15, 2022, the Company sold our Komatsu earthmoving distribution business to Houston, Texas based Waukesha-Pearce Industries, LLC (“WPI”) for $29.2 million, subject to customary closing adjustments. The WPI sale included the rights to the distribution of Komatsu earthmoving equipment in the state of Louisiana and counties located in southwestern Arkansas, a branch location and its associated property, plant and equipment in Kenner, LA, Komatsu new equipment inventory, assets at a leased facility in Bossier City, LA and certain other equipment, parts and supplies with a net book value of approximately $14.7 million. We recorded a gain from sales of property and equipment, net of $12.9 million and a gain of $2.5 million within other income on the Consolidated Statement of Operations for the year ended December 31, 2022. The WPI sale did not qualify for discontinued operations as the divestiture does not meet the definition of a component.

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2023 and December 31, 2022 are presented in the table below (amounts in thousands).

	March 31, 2023
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 8.25% (Level 3)	$696	$594
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,241,770	1,099,663

	December 31, 2022
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 7.75% (Level 3)	$422	$392
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,241,409	1,070,088

At March 31, 2023 and December 31, 2022, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”) was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table.

During the three months ended March 31, 2023 and 2022, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three months ended March 31, 2023 and 2022, respectively (amounts in thousands, except share and per share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2022	40,567,876	$405	$251,901	$(69,964)	$218,700	$401,042
Stock-based compensation	—	—	2,990	—	—	2,990
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,794)	(9,794)
Issuance of common stock, net of forfeitures	132,501	1	—	—	—	1
Repurchase of 58,211 shares of restricted common stock	—	—	—	(3,226)	—	(3,226)
Net income	—	—	—	—	25,674	25,674
Balances at March 31, 2023	40,700,377	$406	$254,891	$(73,190)	$234,580	$416,687

Balances at December 31, 2021	40,353,299	$403	$244,638	$(68,294)	$126,635	$303,382
Stock-based compensation	—	—	1,678	—	—	1,678
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,851)	(9,851)
Issuance of common stock, net of forfeitures	28,825	—	—	—	—	—
Repurchase of 8,938 shares of restricted common stock	—	—	—	(343)	—	(343)
Net income	—	—	—	—	16,296	16,296
Balances at March 31, 2022	40,382,124	$403	$246,316	$(68,637)	$133,080	$311,162

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, net of an estimated forfeiture rate, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The estimated forfeiture rate is based on historical experience and revised, if necessary, in subsequent periods for actual forfeitures. There were 866,875 shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan as of March 31, 2023.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2022	560,456	$30.02
Granted	27,726	$35.53
Vested	(134,346)	$21.29
Forfeited	(1,845)	$29.58
Non-vested stock at March 31, 2023	451,991	$32.95

As of March 31, 2023, we had unrecognized compensation expense of approximately $11.3 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.8 years. The compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 is $3.0 million and $1.7 million, respectively.

(7) Income per Share

Income per common share for the three months ended March 31, 2023 and 2022 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was less than 1% of total outstanding shares for the three months ended March 31, 2023 and 2022 and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2023 and 2022 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Net income	$25,674	$16,296

Weighted average number of common shares outstanding:
Basic	36,025	36,363
Effect of dilutive non-vested restricted stock	327	176
Diluted	36,352	36,539

Income per share:
Basic net income per share	$0.71	$0.45
Diluted net income per share	$0.71	$0.45

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	—

(8) Senior Secured Credit Facility

On February 2, 2023, we amended, extended and restated the $750.0 million Credit Facility by entering into the Sixth Amended and Restated Credit Agreement by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Mid-Atlantic), LLC, H&E Equipment Services (Midwest), LLC, the other credit parties named therein, the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, the other credit parties named therein, the lenders named therein, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent named therein.

The Sixth Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the credit facility to February 2, 2028 and (ii) amended the interest rate to SOFR plus a credit spread adjustment plus an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Amended and Restated Credit Agreement).

As of March 31, 2023, we were in compliance with our financial covenants under the Sixth Amended and Restated Credit Agreement. At March 31, 2023, we had $40.0 million in borrowings outstanding under the Credit Facility and could borrow up to approximately $699.4 million, net of a $10.6 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

(9) Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% Senior Unsecured Notes due 2028. For further information related to significant terms of the Senior Unsecured Notes, see Note 9 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2021	$1,239,967
Accretion of discount through December 31, 2022	1,172
Amortization of deferred financing costs through December 31, 2022	270
Balance at December 31, 2022	$1,241,409
Accretion of discount through March 31, 2023	293
Amortization of deferred financing costs through March 31, 2023	68
Balance at March 31, 2023	$1,241,770

(10) Leases

For a discussion of Topic 842 and related disclosures, see Note 2 and Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

At March 31, 2023, the weighted average remaining lease term for operating leases was approximately 7.8 years and for finance leases was approximately 9.3 years. The weighted average discount rate for operating leases and finance leases was approximately 6.3% and 5.0%, respectively at March 31, 2023.

The future minimum lease payments of operating leases executed but not commenced as of March 31, 2023 are estimated to be $1.1 million, $2.9 million, $2.9 million, $2.9 million and $3.0 million for the years ending December 31, 2023, 2024, 2025, 2026 and 2027, respectively, and $20.9 million thereafter. It is expected that the majority of these leases will commence during 2023.

(11) Segment Information

We have identified five reportable segments: equipment rentals, used equipment sales, new equipment sales, parts sales and services revenues. These segments are based upon revenue streams and how management of the Company allocates resources and assesses performance. Our non-segmented revenues and costs relate primarily to ancillary charges associated with equipment repair services, and are not generally allocated to the segments. There were no sales between segments for any of the periods presented. Selling, general and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to reportable segments.

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Segment Revenues:
Equipment rentals	$262,008	$199,225
Used equipment sales	32,115	21,526
New equipment sales	7,818	26,036
Parts sales	12,157	16,059
Services revenues	7,186	8,134
Total segmented revenues	321,284	270,980
Non-segmented revenues	1,198	1,470
Total revenues	$322,482	$272,450
Segment Gross Profit (Loss):
Equipment rentals	$114,294	$89,532
Used equipment sales	18,827	8,978
New equipment sales	1,037	3,707
Parts sales	3,505	4,355
Services revenues	4,596	5,320
Total segmented gross profit	142,259	111,892
Non-segmented gross loss	(881)	(312)
Total gross profit	$141,378	$111,580

	Balances at
	March 31,	December 31,
	2023	2022
Segment identified assets:
Equipment sales	$181,281	$94,918
Equipment rentals	1,451,795	1,418,951
Parts and services	13,598	12,924
Total segment identified assets	1,646,674	1,526,793
Non-segment identified assets	776,290	764,906
Total assets	$2,422,964	$2,291,699

The Company operates primarily in the United States and our sales to international customers for both the three months ended March 31, 2023 and 2022 were less than 1.0% of total revenues for the periods presented. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2023, and its results of operations for the three months ended March 31, 2023, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

Overview

Background

Founded in 1961 through our predecessor companies, we have been in the equipment services business for approximately 61 years and are one of the largest rental equipment companies in the nation. H&E Equipment Services L.L.C. (“ H&E L.L.C.”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide Industries, L.L.C., and ICM Equipment Company L.L.C. In connection with our initial public offering in February 2006, we converted H&E L.L.C. into H&E Equipment Services, Inc., a Delaware corporation.

H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of March 31, 2023, we operated 119 branch locations across 29 states throughout the United States.

While focusing primarily on equipment rentals, we additionally engage in used equipment sales, new equipment sales, parts sales and repair and maintenance services. The Company’s construction rental fleet is among the industry’s youngest with an equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. We are confident our operating experience and extensive infrastructure developed throughout our history as an integrated equipment services company qualified us to successfully transition to a pure-play rental company. This experience and infrastructure continues to provide us with a competitive advantage enabling us to broaden our industry expansion. Our workforce includes an outside and inside sales force for our rental operations and equipment sales, highly skilled service technicians, transportation drivers and regional and district managers. Our management, from the corporate level down to the branch store level, has extensive industry experience. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our sales force and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Effective September 17, 2021, the Company sold its Little Rock, Arkansas and Springdale, Arkansas owned-branches. The sale included the land, building, furniture and fixtures, and shop equipment for the two branches and we relinquished the majority of our Arkansas territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi.

Effective October 1, 2021, the Company sold its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. (“the Crane Sale”). The Crane Sale met the criteria for discontinued operations presentation and as such, the results of operations of the Crane Sale were reported in discontinued operations.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three months ended March 31, 2023. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, long-lived assets and income taxes.

Information regarding our other significant accounting policies is included in Note 2 to our Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals account for the majority of our total revenues. For the three months ended March 31, 2023, of our total revenues, approximately 81% were attributable to equipment rentals, 10% were attributable to used equipment sales, 2% were attributable to new equipment sales, 4% were attributable to parts sales and 2% were attributable to our services revenues.

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

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, the costs associated with the used equipment we sell, the costs to purchase new equipment we sell, and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2023, our total cost of revenues was $181.1 million. Our operating expenses consist principally of selling, general and administrative (“SG&A”) expenses. For the three months ended March 31, 2023, our SG&A expenses were $95.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2023 was $1.5 billion, or approximately 59.9% of our total assets. Our rental fleet as of March 31, 2023 consisted of 56,581 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $2.4 billion. As of March 31, 2023, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	25,970	45.9%	$849.8	34.9%	54.4
Earthmoving	7,852	13.9%	668.7	27.5%	22.8
Material Handling Equipment	9,077	16.0%	692.7	28.4%	41.4
Other	13,682	24.2%	223.8	9.2%	37.1
Total	56,581	100.0%	$2,435.0	100.0%	43.7

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

The original acquisition cost of our gross rental fleet increased by approximately $76.6 million, or 3.2%, for the three months ended March 31, 2023. The average age of our rental fleet equipment increased by approximately 0.1 months for the three months ended March 31, 2023. Our average rental rates for the three months ended March 31, 2023 were approximately 8.8% higher than last year (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our core product lines for the three months ended March 31, 2023 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three months ended March 31, 2023 and 2022. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$232,076	$177,182	$54,894	31.0%
Rentals other	29,932	22,043	7,889	35.8%
Total equipment rentals	262,008	199,225	62,783	31.5%
Used equipment sales	32,115	21,526	10,589	49.2%
New equipment sales	7,818	26,036	(18,218)	(70.0)%
Parts sales	12,157	16,059	(3,902)	(24.3)%
Services revenues	7,186	8,134	(948)	(11.7)%
Non-Segmented other revenues	1,198	1,470	(272)	(18.5)%
Total revenues	$322,482	$272,450	$50,032	18.4%

Total Revenues. Our total revenues were approximately $322.5 million for the three months ended March 31, 2023 compared to $272.5 million for the three months ended March 31, 2022, an increase of $50.0 million, or 18.4%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three months ended March 31, 2023 increased approximately $62.8 million, or 31.5%, to $262.0 million from $199.2 million in the three months ended March 31, 2022. The increase in equipment rental revenues was largely due to our larger fleet and increased rental rates as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $54.9 million, or 31.0%, to $232.1 million for the three months ended March 31, 2023 compared to $177.2 million for the three months ended March 31, 2022. Rental revenues from material handling equipment increased $17.9 million, aerial work platform equipment increased $16.1 million and earthmoving equipment increased $13.2 million. Rental revenues on other equipment increased $7.7 million.

Our average rental rates for the three months ended March 31, 2023 increased 8.8% compared to the same three months last year and increased approximately 0.6% from the three months ended December 31, 2022. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three months ended March 31, 2023 was 38.6% compared to 37.6% in the three months ended March 31, 2022, an increase of 1.0%. The increase in comparative rental equipment dollar utilization was the net result of the increase in equipment rental rates as noted above and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was approximately 67.3% for the three months ended March 31, 2023 compared to 70.4% in the three months ended March 31, 2022, a decrease of 3.1%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three months ended March 31, 2023 were $29.9 million compared to $22.0 million for the three months ended March 31, 2022, an increase of approximately $7.9 million, or 35.8%.

Used Equipment Sales Revenues. Our used equipment sales increased $10.6 million, or 49.2%, to $32.1 million for the three months ended March 31, 2023, from approximately $21.5 million for the same three months in 2022. This increase is reflective of our fleet management strategy and our decision to capitalize on the high demand for used equipment. Sales of used earthmoving equipment, used material handling equipment and used aerial work platform equipment increased $5.4 million, $3.2 million and $2.4 million, respectively.

New Equipment Sales Revenues. Our new equipment sales for the three months ended March 31, 2023 decreased $18.2 million, or 70.0%, to $7.8 million from $26.0 million for the three months ended March 31, 2022. This decrease is primarily reflective of the sale of our Komatsu Earthmoving Distributorship during the fourth quarter of 2022 as sales of new earthmoving equipment decreased $11.9 million. For additional information on the sale, see Note 3 to our Consolidated Financial Statements. Sales of new material handling equipment and new other equipment decreased $3.1 million and $2.7 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the three months ended March 31, 2023 decreased $3.9 million, or 24.3%, to $12.2 million from approximately $16.1 million for the same three months last year.

Services Revenues. Our services revenues for the three months ended March 31, 2023 decreased $0.9 million, or 11.7%, to approximately $7.2 million from $8.1 million for the same three months last year.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended March 31, 2023, our other revenues were approximately $1.2 million, a decrease of $0.3 million, or 18.5%, from approximately $1.5 million in the same three months in 2022.

Gross Profit.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$112,337	$88,402	23,935	27.1%
Rentals other	1,957	1,130	827	73.2%
Total equipment rentals	114,294	89,532	24,762	27.7%
Used equipment sales	18,827	8,978	9,849	109.7%
New equipment sales	1,037	3,707	(2,670)	(72.0)%
Parts sales	3,505	4,355	(850)	(19.5)%
Services revenues	4,596	5,320	(724)	(13.6)%
Non-Segmented revenues gross loss	(881)	(312)	(569)	(182.4)%
Total gross profit	$141,378	$111,580	$29,798	26.7%

Total Gross Profit. Our total gross profit was $141.4 million for the three months ended March 31, 2023 compared to $111.6 million for the same three months in 2022, an increase of $29.8 million, or 26.7%. Total gross profit margin for the three months ended March 31, 2023 was approximately 43.8%, an increase of 2.8% from the 41.0% gross profit margin for the same three months in 2022. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three months ended March 31, 2023 increased approximately $24.8 million, or 27.7%, to $114.3 million from $89.5 million in the same three months in 2022. Total gross profit margin from equipment rentals for the three months ended March 31, 2023 was approximately 43.6% compared to 44.9% for the same period in 2022, a decrease of approximately 1.3%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit increased $23.9 million, or 27.1%, to $112.3 million for the three months ended March 31, 2023 compared to $88.4 million for the same three months in 2022. The increased gross profit was the result of increased rental revenues of $54.9 million for the three months ended March 31, 2023 compared to the same period last year, partially offset by a $21.9 million increase in rental equipment depreciation expense and a $9.1 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior year. Our fleet size, based on original equipment cost, at March 31, 2023 was $533.8 million, or 28.1%, larger than our fleet size at March 31, 2022. Gross profit margin on equipment rentals for the three months ended March 31, 2023 was approximately 48.4% compared to 49.9% for the same period in 2022, a decrease of 1.5%. Depreciation expense was 35.3% of equipment rental revenues for the three months ended March 31, 2023 compared to 33.9% for the same period in 2022, an increase of approximately 1.4%. As a percentage of revenues, rental expenses were 16.3% for the three months ended March 31, 2023 compared to 16.2% for the same period last year, an increase of 0.1%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three months ended March 31, 2023 was $2.0 million compared to a $1.1 million for the same period in 2022, an increase of $0.8 million. The gross margin was 6.5% for the three months ended March 31, 2023 compared to 5.1% for the same period last year.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended March 31, 2023 increased $9.8 million, or 109.7%, to $18.8 million from $9.0 million in the same period in 2022, as used equipment sales revenues increased $10.6 million. Gross profit margin on used equipment sales for the three months ended March 31, 2023 was approximately 58.6%, up 16.9% from 41.7% for the same three months in 2022, primarily as a result of higher gross margins across all product lines. Our used equipment sales from the rental fleet, which comprised 98.7% and 91.6% of our used equipment sales for the three months ended March 31, 2023 and 2022, respectively, were approximately 244.3% and 182.3% of net book value for the three months ended March 31, 2023 and 2022, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended March 31, 2023 decreased $2.7 million, or 72.0%, to $1.0 million compared to $3.7 million for the same three months in 2022 on new equipment sales revenues which decreased $18.2 million. Gross profit margin on new equipment sales was 13.3% for the three months ended March 31, 2023, compared to 14.2% for the same period last year, a decrease of 0.9%. The decrease in gross profit was primarily due to the mix of equipment sold due to the sale of our earthmoving equipment distributorship.

Parts Sales Gross Profit. Our parts sales gross profit for the three months ended March 31, 2023 was approximately $3.5 million, a decrease of 19.5%, from gross profit of $4.4 million for the same period last year on parts sales that decreased $3.9 million. Gross profit margin for the three months ended March 31, 2023 was 28.8% compared to 27.1% for the same three months last year, an increase of 1.7%.

Services Revenues Gross Profit. For the three months ended March 31, 2023, our services revenues gross profit decreased $0.7 million, or 13.6%, to $4.6 million from $5.3 million for the same three months in 2022 on service revenues that decreased $0.9 million. Gross profit margin for the three months ended March 31, 2023 was 64.0%, a decrease of 1.4% from approximately 65.4% in the same three months in 2022.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended March 31, 2023, our other revenues gross loss was $0.9 million compared to a gross loss of $0.3 million, in the same period in 2022, a decrease of $0.6 million.

Selling, General and Administrative Expenses. SG&A expenses increased $17.1 million, or 21.8%, to $95.3 million for the three months ended March 31, 2023 compared to $78.3 million for the three months ended March 31, 2022. Employee salaries, wages, payroll taxes and other employee related expenses increased $10.0 million due to increased commissions, wages, headcount and incentive pay. Legal and professional fees increased $1.8 million, facility expenses increased $1.1 million and liability insurance costs increased $0.7 million. Approximately $7.2 million of comparative incremental SG&A expenses in the three months ended March 31, 2023 was attributable to branches opened since January 1, 2022 with less than three months of comparable operations in either or both of the three months ended March 31, 2023 and 2022. SG&A expenses as a percentage of total revenues for the three months ended March 31, 2023 and 2022 were 29.6% and 28.7%, respectively, an increase of 0.9%.

Other Income (Expense). For the three months ended March 31, 2023, our net other expenses decreased approximately $0.6 million to $12.0 million compared to $12.6 million for the same three months in 2022. Interest expense was $13.7 million and $13.4 million for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes. We recorded income tax expense of $9.1 million for the three months ended March 31, 2023 compared to an income tax expense of $5.8 million for the three months ended March 31, 2022. Our effective income tax rate for the three months ended March 31, 2023 was 26.1% compared to 26.3% for the same period in 2022. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at March 31, 2023 are fully realizable through future reversals of existing taxable temporary differences and future taxable income.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the three months ended March 31, 2023, the cash provided by our operating activities was $43.2 million. Our reported net income of $25.7 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $113.7 million. These cash flows from operating activities were also positively impacted by a $65.8 million increase in accounts payable, a $7.5 million decrease in receivables, a $0.3 million increase in manufacturing flooring plans payable and a $0.1 million increase in accrued expenses payable and other liabilities. Partially offsetting these positive cash flows were a $138.1 million increase in inventories due to increases in equipment purchases and a $6.0 million increase in prepaid expenses and other assets.

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

Cash Flow from Investing Activities. For the three months ended March 31, 2023, our net cash used in our investing activities was $56.4 million. Purchases of rental and non-rental equipment were $89.0 million and proceeds from the sale of rental and non-rental equipment were $32.5 million.

For the three months ended March 31, 2022, our net cash used in our investing activities was $33.7 million. Purchases of rental and non-rental equipment were $55.0 million and proceeds from the sale of rental and non-rental equipment were $21.3 million.

Cash Flow from Financing Activities. For the three months ended March 31, 2023, net cash used in our financing activities was $21.8 million. Dividends paid totaled $9.9 million, or $0.275 per common share, and treasury stock purchases totaled $3.2 million. Borrowings on our senior secured credit facility amounted to $408.3 million while payments on the facility amounted to $368.3 million. Payments on deferred financing costs related to the amended and restated credit facility totaled $4.9 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Bank, National Association as administrative agent, and the lenders named therein. At March 31, 2023, we had $40.0 million in outstanding borrowings under the

Credit Facility and we could borrow up to $699.4 million, which with cash and cash equivalents on hand amounted to a liquidity position of $789.4 million. We did not have any covenant violations related to the Credit Facility. At April 20, 2023, we had $699.4 million of available borrowings under our Credit Facility, net of a $10.6 million outstanding letter of credit.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of used, new and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. Our principal uses of cash and cash equivalents historically have been to fund operating activities and working capital (including used and new equipment inventories), purchases of rental fleet equipment and property and equipment, opening new branch locations, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new branch locations.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the three months ended March 31, 2023 and 2022 were approximately $127.7 million and $76.0 million, respectively, including $51.1 million and $31.6 million, respectively, of non-cash transfers from inventory to rental fleet. This increase in rental fleet capital expenditures reflects our response to improved rental demand and expansion. Our gross property and equipment capital expenditures for the three months ended March 31, 2023 and 2022 were $12.4 million and $10.7 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and cash equivalents and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At March 31, 2023, we have cash and cash equivalents on hand of approximately $89.9 million. At March 31, 2023, we had available borrowings of $699.4 million, net of $10.6 million of outstanding letters of credit and at March 31, 2022, we had available borrowings of $740.3 million, net of $9.7 million of outstanding letters of credit. At April 20, 2023, we had $699.4 million of available borrowings under the Credit Facility, net of a $10.6 million of outstanding letters of credit.

Quarterly Dividend

On February 10, 2023, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on March 10, 2023, totaling approximately $10.0 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings may be affected by changes in interest rates since interest expense on the Credit Facility is currently calculated based upon (a) the Base Rate plus an applicable margin of 0.25% to 0.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of index rate revolving loans and (b) SOFR plus a credit spread adjustment and an applicable margin of 1.25% to 1.75%, depending on the Average Availability (as defined in the Credit Facility), in the case of SOFR revolving loans.

With the exception of the above, there have been no significant changes in our exposure to market risk during the three months ended March 31, 2023. For an additional discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A — “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q and other than the risk factors set forth below, there have been no material changes with respect to the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Credit Facility are at variable rates of interest, based on the U.S. prime rate and the Secured Overnight Financing Rate (“SOFR”), and expose us to interest rate risk. As such, our results of operations are sensitive to movements in interest rates.

There are many economic factors outside our control that have in the past impacted, and may in the future impact, rates of interest, including publicly announced indices that underlie our interest obligations related to borrowings under the Credit Facility based on SOFR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities.

Factors that also impact interest rates include, among others, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our results of operations would be adversely impacted. Such increases in interest rates could have a material adverse effect on our financial conditions and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the share purchase activity for the three months ended March 31, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1-31, 2023	—		—	—
February 1-28, 2023	—		—	—
March 1-31, 2023	58,211	(1)	$55.42	—
Total	58,211		$55.42	—	$—
(1)
On December 31, 2022, 119,410 shares of restricted stock units, which were granted in 2020, vested and were subsequently issued on March 6, 2023, at $55.42 per share. Holders of those shares returned an aggregate of 58,211 shares of common stock to the Company during the quarter ended March 31, 2023 as payment for their respective withholding taxes. This resulted in an addition of 58,211 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: April 27, 2023	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 27, 2023	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)