Form 10-Q
period 2023-06-30
H&E Equipment Services, Inc.
filed 2023-07-27
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 20, 2023, there were 36,378,288 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

June 30, 2023

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•
risks related to a global pandemic and similar health concerns, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response to the pandemic, material delays and cancellations of construction or infrastructure projects, labor shortages, supply chain disruptions and other impacts to the business;
•
general economic conditions and construction and industrial activity in the markets where we operate in North America;
•
our ability to forecast trends in our business accurately, and the impact of economic downturns and economic uncertainty on the markets we serve (including as a result of current uncertainty due to inflation and increasing interest rates);
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
•
compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and
•
other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Balances at
	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$46,902	$81,330
Receivables, net of allowance for doubtful accounts of $6,074 and $6,637, respectively	226,602	225,294
Inventories, net of reserves for obsolescence of $56 and $54, respectively	195,573	107,842
Prepaid expenses and other assets	34,788	21,455
Rental equipment, net of accumulated depreciation of $960,044 and $884,740, respectively	1,597,265	1,418,951
Property and equipment, net of accumulated depreciation and amortization of $186,965 and $177,017, respectively	150,788	134,637
Operating lease right-of-use assets, net of accumulated amortization of $60,623 and $51,419, respectively	169,438	164,566
Finance lease right-of-use assets, net of accumulated amortization of $186 and $105, respectively	1,684	1,545
Deferred financing costs, net of accumulated amortization of $17,042 and $16,518, respectively	5,173	758
Intangible assets, net of accumulated amortization of $22,734 and $19,369, respectively	29,266	32,631
Goodwill	102,719	102,690
Total assets	$2,560,198	$2,291,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior secured credit facility	$127,787	$—
Accounts payable	191,191	129,482
Manufacturer flooring plans payable	2,506	422
Accrued expenses payable and other liabilities	79,261	77,142
Dividends payable	224	377
Senior unsecured notes, net of unaccreted discount of $6,393 and $6,979 and deferred financing costs of $1,476 and $1,612, respectively	1,242,131	1,241,409
Operating lease liabilities	174,308	169,069
Finance lease liabilities	1,762	1,594
Deferred income taxes	291,132	271,162
Total liabilities	2,110,302	1,890,657
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,695,054 and 40,567,876 shares issued at June 30, 2023 and December 31, 2022, respectively, and 36,378,288 and 36,309,321 shares outstanding at June 30, 2023 and December 31, 2022, respectively	406	405
Additional paid-in capital	256,930	251,901
Treasury stock at cost, 4,316,766 and 4,258,555 shares of common stock held at June 30, 2023 and December 31, 2022, respectively	(73,190)	(69,964)
Retained earnings	265,750	218,700
Total stockholders’ equity	449,896	401,042
Total liabilities and stockholders’ equity	$2,560,198	$2,291,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Equipment rentals	$291,459	$227,577	$553,467	$426,802
Used equipment sales	39,653	18,833	71,768	40,359
New equipment sales	8,857	21,486	16,675	47,522
Parts sales	12,028	16,172	24,185	32,231
Services revenues	7,133	8,889	14,319	17,023
Other	1,102	1,714	2,300	3,184
Total revenues	360,232	294,671	682,714	567,121
Cost of revenues:
Rental depreciation	85,913	62,288	167,785	122,309
Rental expense	38,757	30,815	76,624	59,574
Rental other	30,350	23,873	58,325	44,786
	155,020	116,976	302,734	226,669
Used equipment sales	16,215	9,871	29,503	22,419
New equipment sales	7,535	18,271	14,316	40,600
Parts sales	8,464	11,832	17,116	23,536
Services revenues	2,698	3,143	5,288	5,957
Other	1,939	2,244	4,018	4,026
Total cost of revenues	191,871	162,337	372,975	323,207
Gross profit	168,361	132,334	309,739	243,914
Selling, general and administrative expenses	99,259	82,664	194,594	160,942
Gain on sales of property and equipment, net	436	996	1,103	2,382
Income from operations	69,538	50,666	116,248	85,354
Other income (expense):
Interest expense	(14,700)	(13,500)	(28,397)	(26,947)
Other, net	1,064	893	2,780	1,773
Total other expense, net	(13,636)	(12,607)	(25,617)	(25,174)
Income from operations before provision for income taxes	55,902	38,059	90,631	60,180
Provision for income taxes	14,686	10,189	23,741	16,014
Net income from continuing operations	$41,216	$27,870	$66,890	$44,166

Discontinued Operations:
Loss from discontinued operations before benefit from income taxes	$—	$(2,049)	$—	$(2,049)
Benefit from income taxes	—	(525)	—	(525)
Net loss from discontinued operations	$—	$(1,524)	$—	$(1,524)

Net income	$41,216	$26,346	$66,890	$42,642

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income from continuing operations per common share:
Basic	$1.14	$0.77	$1.86	$1.21
Diluted	$1.14	$0.76	$1.84	$1.21
Net loss from discontinued operations per common share:
Basic	$—	$(0.04)	$—	$(0.04)
Diluted	$—	$(0.04)	$—	$(0.04)
Net income per common share:
Basic	$1.14	$0.72	$1.86	$1.17
Diluted	$1.14	$0.72	$1.84	$1.17
Weighted average common shares outstanding:
Basic	36,075	36,382	36,050	36,373
Diluted	36,302	36,541	36,327	36,540
Dividends declared per common share outstanding	$0.275	$0.275	$0.55	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$66,890	$42,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,326	13,881
Depreciation of rental equipment	167,785	122,309
Amortization of finance lease right-of-use assets	81	24
Amortization of intangible assets	3,365	1,985
Amortization of deferred financing costs	660	485
Accretion of note discount, net of premium amortization	586	586
Non-cash operating lease expense	9,204	6,794
Provision for losses on accounts receivable	1,846	1,360
Provision for inventory obsolescence	6	—
Change in deferred income taxes	19,970	13,811
Stock-based compensation expense	5,029	2,989
Loss on sale of discontinued operations	—	1,917
Gain from sales of property and equipment, net	(1,103)	(2,382)
Gain from sales of rental equipment, net	(42,121)	(17,341)
Changes in operating assets and liabilities:
Receivables	(3,184)	(27,252)
Inventories	(154,719)	(87,557)
Prepaid expenses and other assets	(13,333)	(6,737)
Accounts payable	61,710	41,270
Manufacturer flooring plans payable	2,084	583
Accrued expenses payable and other liabilities	(6,172)	(5,178)
Net cash provided by operating activities	134,910	104,189
Cash flows from investing activities:
Closing adjustment on sale of discontinued operations	—	(2,256)
Purchases of property and equipment	(33,393)	(24,457)
Purchases of rental equipment	(308,142)	(174,775)
Proceeds from sales of property and equipment	1,474	2,794
Proceeds from sales of rental equipment	71,146	36,293
Net cash used in investing activities	(268,915)	(162,401)
Cash flows from financing activities:
Borrowings on senior secured credit facility	876,440	573,197
Payments on senior secured credit facility	(748,653)	(573,197)
Dividends paid	(19,993)	(19,886)
Purchases of treasury stock	(3,226)	(343)
Payments of deferred financing costs	(4,939)	—
Payments of finance lease obligations	(52)	(24)
Net cash provided by (used in) financing activities	99,577	(20,253)
Net decrease in cash and cash equivalents	(34,428)	(78,465)
Cash and cash equivalents, beginning of period	81,330	357,296
Cash and cash equivalents, end of period	$46,902	$278,831

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from used and new inventory to rental fleet	$66,982	$40,808
Purchases of property and equipment included in accrued expenses payable and other liabilities	$545	$(567)
Operating lease assets obtained in exchange for new operating lease liabilities	$14,076	$13,110
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,481	$30,426
Income taxes paid, net of refunds received	$3,877	$1,891

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022, from which the consolidated balance sheet amounts as of December 31, 2022 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

On October 1, 2021, the Company sold its crane business (the “Crane Sale”) and during June 2022, closing adjustments were finalized. The results of operations of the Crane Sale are reported in discontinued operations in the Condensed Consolidated Statements of Income for the 2022 period presented. All results and information in the consolidated financial statements are presented as continuing operations and exclude the Crane Sale unless otherwise noted specifically as discontinued operations. The Condensed Consolidated Statements of Cash Flows include cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Acquisitions and Dispositions”. For additional information, refer to Note 3.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers at our 126 branch locations across 29 states. The Company’s fleet is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

(2) Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three and six months ended June 30, 2023, there were no significant changes to those accounting policies.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 are summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
	2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$250,718	$113	$250,831	$193,704	$77	$193,781
Re-rent revenue	7,892	—	7,892	7,462	—	7,462
Ancillary and other rental revenues:
Delivery and pick-up	—	17,674	17,674	—	13,899	13,899
Other	15,062	—	15,062	12,435	—	12,435
Total ancillary rental revenues	15,062	17,674	32,736	12,435	13,899	26,334
Total equipment rental revenues	273,672	17,787	291,459	213,601	13,976	227,577
Used equipment sales	—	39,653	39,653	—	18,833	18,833
New equipment sales	—	8,857	8,857	—	21,486	21,486
Parts sales	—	12,028	12,028	—	16,172	16,172
Service revenues	—	7,133	7,133	—	8,889	8,889
Other	—	1,102	1,102	—	1,714	1,714
Total revenues	$273,672	$86,560	$360,232	$213,601	$81,070	$294,671

	Six Months Ended June 30,
	2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$474,298	$250	$474,548	$364,433	$186	$364,619
Re-rent revenue	16,251	—	16,251	13,806	—	13,806
Ancillary and other rental revenues:
Delivery and pick-up	—	33,165	33,165	—	24,999	24,999
Other	29,503	—	29,503	23,378	—	23,378
Total ancillary rental revenues	29,503	33,165	62,668	23,378	24,999	48,377
Total equipment rental revenues	520,052	33,415	553,467	401,617	25,185	426,802
Used equipment sales	—	71,768	71,768	—	40,359	40,359
New equipment sales	—	16,675	16,675	—	47,522	47,522
Parts sales	—	24,185	24,185	—	32,231	32,231
Service revenues	—	14,319	14,319	—	17,023	17,023
Other	—	2,300	2,300	—	3,184	3,184
Total revenues	$520,052	$162,662	$682,714	$401,617	$165,504	$567,121

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

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is our rental operations, which as discussed above is accounted for under Topic 842 and as of June 30, 2023 represents 81.1% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for both the six months ended June 30, 2023 and 2022 were approximately 0.3%.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three months ended June 30, 2023 and 2022 that was included in the contract liability balance as of the beginning of such periods.

Goodwill

The change to the carrying amount of goodwill for the period ended June 30, 2023 is as follows (amounts in thousands):

	Equipment Rentals	Used Eq. Sales	New Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2021 (1)	$48,976	$8,447	$—	$5,714	$—	$63,137
Increase (2)	39,553	—	—	—	—	39,553
Balance at December 31, 2022 (1)	88,529	8,447	—	5,714	—	102,690
Increase (3)	29	—	—	—	—	29
Balance at June 30, 2023 (1)	$88,558	$8,447	$—	$5,714	$—	$102,719
(1)
The total carrying amount of goodwill as of December 31, 2021, December 31, 2022 and June 30, 2023 in the table above is reflected net of $92.7 million of accumulated impairment charges.
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

Total acquisition costs were $0.8 million and included within selling, general and administrative (“SG&A”) expenses on the Consolidated Statement of Operations during the year ended December 31, 2022. Since our acquisition of OSR on October 1, 2022, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of OSR revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of October 1, 2022 and the results of operations are included in the Company's consolidated results as of that date.

Pro forma financial information (unaudited)

We completed the OSR acquisition effective October 1, 2022. Therefore, our reported Condensed Consolidated Statement of Income for the quarter ended June 30, 2022 does not include OSR.

The pro forma information for the three and six months ended June 30, 2022 in the table below (amounts in thousands) are for informational purposes only and gives effect to the OSR acquisition as if it had been completed on January 1, 2022 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the pro forma acquisition date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, nor does it reflect additional revenue opportunities following the acquisition. The unaudited pro forma financial information includes adjustments primarily related to the incremental depreciation and amortization expense of the rental equipment and intangible assets acquired, the elimination of interest expense related to historical debt as well as other expenses that are not part of the combined entity and transaction expenses.

	Pro Forma Three Months Ended June 30,	Pro Forma Six Months Ended June 30,
	2022	2022
Total revenues	$309,700	$597,179
Net income	$28,534	$45,261

2022 Disposition

Komatsu Earthmoving Distributorship

On December 15, 2022, we sold our Komatsu earthmoving distribution business to Houston, Texas based Waukesha-Pearce Industries, LLC (“WPI”) for $29.2 million, subject to customary closing adjustments. The WPI sale included the rights to the distribution of Komatsu earthmoving equipment in the state of Louisiana and counties located in southwestern Arkansas, a branch location and its associated property, plant and equipment in Kenner, LA, Komatsu new equipment inventory, assets at a leased facility in Bossier City, LA and certain other equipment, parts and supplies with a net book value of approximately $14.7 million. We recorded a gain from sales of property and equipment, net of $12.9 million and a gain of $2.5 million within other income on the Consolidated Statement of Operations for the year ended December 31, 2022. The WPI sale did not qualify for discontinued operations as the divestiture does not meet the definition of a component.

2021 Disposition

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

The following tables (amounts in thousands) present the Crane Sale results as reported in loss from discontinued operations within our condensed consolidated statements of income.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Total revenues	$—	$—
Total cost of revenues	—	—
Gross profit	—	—
Selling, general and administrative expenses	—	—
Merger and other	132	132
Loss on sales of property and equipment, net	—	—
Loss from discontinued operations	(132)	(132)
Other, net	(1,917)	(1,917)
Loss before benefit from income taxes	(2,049)	(2,049)
Benefit from income taxes	(525)	(525)
Net loss from discontinued operations	$(1,524)	$(1,524)

Cash flows from discontinued operations was as follows (amounts in thousands):

Six Months Ended
June 30,
2022
Operating activities of discontinued operations:
Loss on sale of discontinued operations	1,917

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2023 and December 31, 2022 are presented in the table below (amounts in thousands).

	June 30, 2023
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 8.5% (Level 3)	$2,506	$2,129
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,242,131	1,085,625

	December 31, 2022
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 7.75% (Level 3)	$422	$392
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,241,409	1,070,088

At June 30, 2023 and December 31, 2022, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”) was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table.

During the three and six months ended June 30, 2023 and 2022, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, respectively (amounts in thousands, except share and per share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2022	40,567,876	$405	$251,901	$(69,964)	$218,700	$401,042
Stock-based compensation	—	—	2,990	—	—	2,990
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,794)	(9,794)
Issuance of common stock, net of forfeitures	132,501	1	—	—	—	1
Repurchase of 58,211 shares of restricted common stock	—	—	—	(3,226)	—	(3,226)
Net income	—	—	—	—	25,674	25,674
Balances at March 31, 2023	40,700,377	406	254,891	(73,190)	234,580	416,687
Stock-based compensation	—	—	2,039	—	—	2,039
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,046)	(10,046)
Restricted stock forfeitures	(5,323)	—	—	—	—	—
Net income	—	—	—	—	41,216	41,216
Balances at June 30, 2023	40,695,054	$406	$256,930	$(73,190)	$265,750	$449,896

Balances at December 31, 2021	40,353,299	$403	$244,638	$(68,294)	$126,635	$303,382
Stock-based compensation	—	—	1,678	—	—	1,678
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,851)	(9,851)
Issuance of common stock, net of restricted stock forfeitures	28,825	—	—	—	—	—
Repurchase of 8,938 shares of restricted common stock	—	—	—	(343)	—	(343)
Net income	—	—	—	—	16,296	16,296
Balances at March 31, 2022	40,382,124	403	246,316	(68,637)	133,080	311,162
Stock-based compensation	—	—	1,311	—	—	1,311
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,964)	(9,964)
Restricted stock forfeitures	(1,816)	—	—	—	—	—
Net income	—	—	—	—	26,346	26,346
Balances at June 30, 2022	40,380,308	$403	$247,627	$(68,637)	$149,462	$328,855

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, net of an estimated forfeiture rate, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The estimated forfeiture rate is based on historical experience and revised, if necessary, in subsequent periods for actual forfeitures. There were 872,198 shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan as of June 30, 2023.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2022	560,456	$30.02
Granted	27,726	$35.53
Vested	(134,346)	$21.29
Forfeited	(7,168)	$30.70
Non-vested stock at June 30, 2023	446,668	$32.97

As of June 30, 2023, we had unrecognized compensation expense of approximately $9.3 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.6 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Compensation expense	$2,039	$1,311	$5,029	$2,989

(7) Income per Share

Income per common share for the three and six months ended June 30, 2023 and 2022 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was less than 1% of total outstanding shares for the three and six months ended June 30, 2023 and 2022 and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2023 and 2022 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income from continuing operations	$41,216	$27,870	$66,890	$44,166
Net loss from discontinued operations	—	(1,524)	—	(1,524)
Net income	$41,216	$26,346	$66,890	$42,642

Weighted average number of common shares outstanding:
Basic	36,075	36,382	36,050	36,373
Effect of dilutive non-vested restricted stock	227	159	277	167
Diluted	36,302	36,541	36,327	36,540

Income (loss) per share:
Basic:
Continuing operations	$1.14	$0.77	$1.86	$1.21
Discontinued operations	—	(0.04)	—	(0.04)
Net income per share	$1.14	$0.72	$1.86	$1.17
Diluted:
Continuing operations	$1.14	$0.76	$1.84	$1.21
Discontinued operations	—	(0.04)	—	(0.04)
Net income per share	$1.14	$0.72	$1.84	$1.17

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	12	—	6

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

As of June 30, 2023, we were in compliance with our financial covenants under the Sixth Amended and Restated Credit Agreement. At June 30, 2023, we had $127.8 million in borrowings outstanding under the Credit Facility and could borrow up to approximately $611.6 million, net of a $10.6 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

(9) Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% Senior Unsecured Notes due 2028. For further information related to significant terms of the Senior Unsecured Notes, see Note 9 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2021	$1,239,967
Accretion of discount through December 31, 2022	1,172
Amortization of deferred financing costs through December 31, 2022	270
Balance at December 31, 2022	$1,241,409
Accretion of discount through June 30, 2023	586
Amortization of deferred financing costs through June 30, 2023	136
Balance at June 30, 2023	$1,242,131

(10) Leases

For a discussion of Topic 842 and related disclosures, see Note 2 and Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

At June 30, 2023, the weighted average remaining lease term for operating leases was approximately 7.8 years and for finance leases was approximately 9.0 years. The weighted average discount rate for operating leases and finance leases was approximately 6.2% and 5.0%, respectively at June 30, 2023.

The future minimum lease payments of operating leases executed but not commenced as of June 30, 2023 are estimated to be $0.5 million, $2.3 million, $2.6 million, $2.6 million and $2.7 million for the years ended December 31, 2023, 2024, 2025, 2026 and 2027, respectively, and $19.4 million thereafter. It is expected that these leases will commence during 2023 and 2024.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Segment Revenues:
Equipment rentals	$291,459	$227,577	$553,467	$426,802
Used equipment sales	39,653	18,833	71,768	40,359
New equipment sales	8,857	21,486	16,675	47,522
Parts sales	12,028	16,172	24,185	32,231
Services revenues	7,133	8,889	14,319	17,023
Total segmented revenues	359,130	292,957	680,414	563,937
Non-segmented revenues	1,102	1,714	2,300	3,184
Total revenues	$360,232	$294,671	$682,714	$567,121
Segment Gross Profit:
Equipment rentals	$136,439	$110,601	$250,733	$200,133
Used equipment sales	23,438	8,962	42,265	17,940
New equipment sales	1,322	3,215	2,359	6,922
Parts sales	3,564	4,340	7,069	8,695
Services revenues	4,435	5,746	9,031	11,066
Total segmented gross profit	169,198	132,864	311,457	244,756
Non-segmented gross loss	(837)	(530)	(1,718)	(842)
Total gross profit	$168,361	$132,334	$309,739	$243,914

	Balances at
	June 30,	December 31,
	2023	2022
Segment identified assets:
Equipment sales	$181,970	$94,918
Equipment rentals	1,597,265	1,418,951
Parts and services	13,603	12,924
Total segment identified assets	1,792,838	1,526,793
Non-segment identified assets	767,360	764,906
Total assets	$2,560,198	$2,291,699

The Company operates primarily in the United States. Our sales to international customers for both the three months ended June 30, 2023 and 2022 were 0.1% of total revenues and for the six months ended June 30, 2023 and 2022 were 0.1% and 0.5% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

Overview

Background

Founded in 1961 through our predecessor companies, we have been in the equipment services business for approximately 62 years and are one of the largest rental equipment companies in the nation. H&E Equipment Services L.L.C. (“ H&E L.L.C.”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide Industries, L.L.C., and ICM Equipment Company L.L.C. In connection with our initial public offering in February 2006, we converted H&E L.L.C. into H&E Equipment Services, Inc., a Delaware corporation.

H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of June 30, 2023, we operated 126 branch locations across 29 states throughout the United States.

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

Effective October 1, 2021, the Company sold its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. for $130 million in cash (“the Crane Sale”). The Crane Sale met the criteria for discontinued operations presentation and as such, the results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Income for the 2022 period presented. The financial results and information below are presented on a continuing operations basis and exclude the Crane Sale, unless otherwise noted specifically as discontinued operations.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended June 30, 2023. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, long-lived assets and income taxes.

Information regarding our other significant accounting policies is included in Note 2 to our Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Business Segments

We have five reportable segments because we derive our revenues from five business activities: (1) equipment rentals; (2) used equipment sales; (3) new equipment sales; (4) parts sales; and (5) repair and maintenance services. Our primary segment is equipment rentals. In addition, we also have non-segmented revenues and costs that relate to equipment support activities. These segments are based upon how we allocate resources and assess performance.

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
•
Used Equipment Sales. Our used equipment sales are generated primarily from sales from our rental fleet. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide us with a profitable distribution channel for the disposal of rental equipment.
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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals account for the majority of our total revenues. For the six months ended June 30, 2023, of our total revenues, approximately 81.1% were attributable to equipment rentals, 10.5% were attributable to used equipment sales, 2.4% were attributable to new equipment sales, 3.5% were attributable to parts sales, 2.1% were attributable to our services revenues and 0.4% were attributable to our non-segmented other revenues.

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

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, the costs to purchase new equipment, the costs associated with the used equipment we sell, and costs associated with parts sales and services, all of which are included in cost of revenues. For the six months ended June 30, 2023, our total cost of revenues was $373.0 million. Our operating expenses consist principally of selling, general and administrative (“SG&A”) expenses. For the six months ended June 30, 2023, our SG&A expenses were $194.6 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Used Equipment Sales. Cost of used equipment sold primarily consists of the net book value of rental equipment for used equipment sold from our rental fleet.

New Equipment Sales. Cost of new equipment sold primarily consists of the equipment cost of the new equipment that is sold.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2023 was $1.6 billion, or approximately 62.4% of our total assets. Our rental fleet as of June 30, 2023 consisted of 59,355 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of $2.6 billion. As of June 30, 2023, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	27,036	45.5%	$883.9	33.9%	53.1
Earthmoving	8,324	14.0%	720.8	27.6%	22.5
Material Handling Equipment	9,634	16.2%	755.6	29.0%	40.8
Other	14,361	24.3%	249.0	9.5%	35.5
Total	59,355	100.0%	$2,609.3	100.0%	42.5

Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand as part of our fleet management strategy. The mix and age of our rental fleet, as well as our cash flows, are impacted by sales of equipment from the rental fleet, which are influenced by used equipment pricing at the retail and secondary auction market levels, the demand for our rental fleet, the availability of new equipment and the capital expenditures to acquire new rental fleet equipment. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated useful life of the specific equipment, among other things. As a result of our in-house service capabilities and extensive maintenance program, our rental fleet is well-maintained.

The original acquisition cost of our gross rental fleet increased by approximately $250.9 million, or 10.6%, for the six months ended June 30, 2023. The average age of our rental fleet equipment decreased by approximately 1.1 months for the six months ended June 30, 2023. Our average rental rates for the six months ended June 30, 2023 were approximately 7.6% higher than last year (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our core product lines for the six months ended June 30, 2023 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

•
Economic downturns. The demand for our products is dependent on the general economy, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and industrial markets, as well as adverse credit market conditions, can cause demand for our products to materially decrease.

•
Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to rent or buy equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels.
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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and six months ended June 30, 2023 and 2022. The period-to-period comparisons of our financial results are not necessarily indicative of future results. All financial results and metrics discussed below are on a continuing operations basis.

As discussed further in Note 1 and Note 3 to our Condensed Consolidated Financial Statements, on October 1, 2021 the Company sold its crane business and during the second quarter of 2022 the Company finalized closing adjustments. The results of operations of the Crane Sale are reported in discontinued operations in the Condensed Consolidated Statements of Income for the 2022 period presented. The Condensed Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Acquisitions and Dispositions”.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$258,723	$201,243	$57,480	28.6%
Rentals other	32,736	26,334	6,402	24.3%
Total equipment rentals	291,459	227,577	63,882	28.1%
Used equipment sales	39,653	18,833	20,820	110.6%
New equipment sales	8,857	21,486	(12,629)	(58.8)%
Parts sales	12,028	16,172	(4,144)	(25.6)%
Services revenues	7,133	8,889	(1,756)	(19.8)%
Non-Segmented revenues	1,102	1,714	(612)	(35.7)%
Total revenues	$360,232	$294,671	$65,561	22.2%

Total Revenues. Our total revenues were $360.2 million for the three months ended June 30, 2023 compared to $294.7 million for the three months ended June 30, 2022, an increase of $65.6 million, or 22.2%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three months ended June 30, 2023 increased $63.9 million, or 28.1%, to $291.5 million from $227.6 million in the three months ended June 30, 2022. The increased equipment rental revenues was primarily due to our larger fleet and increased rental rates as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $57.5 million, or 28.6%, to $258.7 million for the three months ended June 30, 2023 compared to $201.2 million for the three months ended June 30, 2022. Rental revenues from material handling equipment increased $18.0 million, aerial work platform equipment increased $15.8 million and earthmoving equipment increased $14.0 million. Rental revenues on other equipment increased $9.6 million. Our average rental rates for the three months ended June 30, 2023 increased 6.4% compared to the same three months last year and increased 1.2% from the three months ended March 31, 2023. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three months ended June 30, 2023 was 40.6% compared to 40.9% in the three months ended June 30, 2022, a decrease of 0.3%. The decrease in comparative rental equipment dollar utilization was the net result of the increase in equipment rental rates and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was 69.3% for the three months ended June 30, 2023 compared to 73.2% in the three months ended June 30, 2022, a decrease of 3.9%. The decrease in rental equipment time utilization as a percentage of original equipment cost was largely reflective of the increase in fleet size and our expansion efforts.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three months ended June 30, 2023 were $32.7 million compared to $26.3 million for the three months ended June 30, 2022, an increase of approximately $6.4 million, or 24.3%.

Used Equipment Sales Revenues. Our used equipment sales increased $20.8 million, or 110.6%, to $39.7 million for the three months ended June 30, 2023, from $18.8 million for the same three months in 2022. This increase is reflective of our fleet management strategy and our decision to capitalize on the high demand for used equipment. Sales of used earthmoving equipment, used material handling equipment and used aerial work platform equipment increased $11.1 million, $4.1 million and $4.0 million, respectively.

New Equipment Sales Revenues. Our new equipment sales for the three months ended June 30, 2023 decreased $12.6 million, or 58.8%, to $8.9 million from $21.5 million for the three months ended June 30, 2022. This decrease is primarily reflective of the sale of our Komatsu Earthmoving Distributorship during the fourth quarter of 2022 as sales of new earthmoving equipment decreased $13.5 million. Offsetting this decrease, sales of new aerial work platform equipment and material handling equipment increased $0.7 million and $0.4 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the three months ended June 30, 2023 decreased $4.1 million, or 25.6%, to $12.0 million from $16.2 million for the same three months last year.

Services Revenues. Our services revenues for the three months ended June 30, 2023 decreased $1.8 million, or 19.8%, to $7.1 million from $8.9 million for the same three months last year.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended June 30, 2023, our other revenues were $1.1 million, a decrease of $0.6 million from the same three months in 2022.

Gross Profit.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$134,053	$108,140	$25,913	24.0%
Rentals other	2,386	2,461	(75)	(3.0)%
Total equipment rentals	136,439	110,601	25,838	23.4%
Used equipment sales	23,438	8,962	14,476	161.5%
New equipment sales	1,322	3,215	(1,893)	(58.9)%
Parts sales	3,564	4,340	(776)	(17.9)%
Services revenues	4,435	5,746	(1,311)	(22.8)%
Non-segmented revenues gross loss	(837)	(530)	(307)	(57.9)%
Total gross profit	$168,361	$132,334	$36,027	27.2%

Total Gross Profit. Our total gross profit was $168.4 million for the three months ended June 30, 2023 compared to $132.3 million for the same three months in 2022, an increase of $36.0 million, or 27.2%. Total gross profit margin for the three months ended June 30, 2023 was approximately 46.7%, an increase of 1.8% from the 44.9% gross profit margin for the same three months in 2022. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three months ended June 30, 2023 increased $25.8 million, or 23.4%, to $136.4 million from $110.6 million in the same three months in 2022. Total gross profit margin from equipment rentals for the three months ended June 30, 2023 was 46.8% compared to 48.6% for the same period in 2022, a decrease of approximately 1.8%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit increased $25.9 million, or 24.0%, to $134.1 million for the three months ended June 30, 2023 compared to $108.1 million for the same three months in 2022. The increased gross profit was due to increased rental revenues of $57.5 million for the three months ended June 30, 2023 compared to the same period last year, partially offset by a $23.6 million increase in rental equipment depreciation expense and a $7.9 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior period. Our fleet size, based on original equipment cost, at June 30, 2023 was $601.6 million, or 30.0%, larger than our fleet at June 30, 2022. Gross profit margin on equipment rentals for the three months ended June 30, 2023 was 51.8% compared to 53.7% for the same period in 2022, a decrease of 1.9%. Depreciation expense was 33.2% of equipment rental revenues for the three months ended June 30, 2023 compared to 31.0% for the same period in 2022, an increase of approximately 2.2%, resulting primarily from our OSR acquired fleet. As a percentage of revenues, rental expenses were 15.0% for the three months ended June 30, 2023 compared to 15.3% for the same period last year, a decrease of 0.3%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three months ended June 30, 2023 was $2.4 million, a decrease of $0.1 million as compared to the same period in 2022. The gross margin was 7.3% for the three months ended June 30, 2023 compared to a gross margin of 9.3% for the same period last year.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended June 30, 2023 increased $14.5 million, or 161.5%, to $23.4 million from $9.0 million in the same period in 2022, as used equipment sales revenues increased $20.8 million. Gross profit margin on used equipment sales for the three months ended June 30, 2023 was approximately 59.1%, up 11.5% from 47.6% for the same three months in 2022, primarily as a result of higher gross margins across all product lines. Our used equipment sales from the rental fleet, which comprised 99.5% and 88.0% of our used equipment sales for the three months ended June 30, 2023 and 2022, respectively, were approximately 245.8% and 203.7% of net book value for the three months ended June 30, 2023 and 2022, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended June 30, 2023 decreased $1.9 million, or 58.9%, to $1.3 million compared to $3.2 million for the same three months in 2022. Gross profit margin on new equipment sales was 14.9% for the three months ended June 30, 2023, compared to 15.0% for the same period last year, a decrease of 0.1%. The decreased gross profit was primarily due to decreased earthmoving equipment sales due to the sale of our Komatsu Earthmoving Distributorship.

Parts Sales Gross Profit. Our parts sales gross profit for the three months ended June 30, 2023 was $3.6 million, a decrease of 17.9%, from gross profit of $4.3 million for the same period last year on parts sales that decreased $4.1 million. Gross profit margin for the three months ended June 30, 2023 and 2022 was 29.6% and 26.8%, respectively.

Services Revenues Gross Profit. For the three months ended June 30, 2023, our services revenues gross profit decreased $1.3 million, or 22.8%, to $4.4 million from $5.7 million for the same three months in 2022 on service revenues that decreased $1.8 million. Gross profit margin for the three months ended June 30, 2023 was 62.2%, a decrease of 2.4% from 64.6% in the same three months in 2022.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended June 30, 2023, our other revenues gross loss was $0.8 million compared to a gross loss of $0.5 million, in the same period in 2022, a decrease of $0.3 million.

Selling, General and Administrative Expenses. SG&A expenses increased $16.6 million, or 20.1%, to $99.3 million for the three months ended June 30, 2023 compared to $82.7 million for the three months ended June 30, 2022. Employee salaries, wages, payroll taxes and other employee related expenses increased $9.6 million due to increased commissions, wages, headcount and health insurance. Facility expenses increased $1.8 million, professional fees increased $1.4 million and liability insurance costs increased $0.7 million. Approximately $7.4 million of comparative incremental SG&A expenses in the three months ended June 30, 2023 was attributable to branches opened or acquired since January 1, 2022 with less than three months of comparable operations in either or both of the three months ended June 30, 2023 and 2022. SG&A expenses as a percentage of total revenues for the three months ended June 30, 2023 and 2022 were 27.6% and 28.1%, respectively, a decrease of 0.5%.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $0.4 million compared to $1.0 million for the same period last year, a decrease of $0.6 million. This decrease is due to fluctuations in the normal course of business.

Other Income (Expense). For the three months ended June 30, 2023, our net other expenses increased approximately $1.0 million to $13.6 million compared to $12.6 million for the same three months in 2022. Interest expense was $14.7 million for the three months ended June 30, 2023 and $13.5 million for the three months ended June 30, 2022.

Income Taxes. We recorded income tax expense of $14.7 million for the three months ended June 30, 2023 compared to an income tax expense of $10.2 million for the three months ended June 30, 2022. Our effective income tax rate for the three months ended June 30, 2023 was 26.3% compared to 26.8% for the same period in 2022. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2023 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of June 30, 2023, we have a valuation allowance of $5.9 million for certain state tax credits that may not be realized.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$490,799	$378,425	$112,374	29.7%
Rentals other	62,668	48,377	14,291	29.5%
Total equipment rentals	553,467	426,802	126,665	29.7%
Used equipment sales	71,768	40,359	31,409	77.8%
New equipment sales	16,675	47,522	(30,847)	(64.9)%
Parts sales	24,185	32,231	(8,046)	(25.0)%
Services revenues	14,319	17,023	(2,704)	(15.9)%
Non-Segmented revenues	2,300	3,184	(884)	(27.8)%
Total revenues	$682,714	$567,121	$115,593	20.4%

Total Revenues. Our total revenues were $682.7 million for the six months ended June 30, 2023 compared to $567.1 million for the six months ended June 30, 2022, an increase of $115.6 million, or 20.4%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the six months ended June 30, 2023 increased $126.7 million, or 29.7%, to $553.5 million from $426.8 million in the six months ended June 30, 2022. The increase in equipment rental revenues was primarily due to our larger fleet and increased rental rates as compared to the prior year.

Rentals. Rental revenues increased $112.4 million, or 29.7%, to $490.8 million for the six months ended June 30, 2023 compared to $378.4 million for the six months ended June 30, 2022. Rental revenues from material handling equipment increased $35.8 million, aerial work platform equipment increased $31.9 million, earthmoving equipment increased $27.3 million and other equipment increased $17.3 million. Our average rental rates for the six months ended June 30, 2023 increased 7.6% compared to the same period last year. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six months ended June 30, 2023 was 39.6% compared to 39.3% in the six months ended June 30, 2022, an increase of 0.3%. The increase in comparative rental equipment dollar utilization was the net result of an increase in equipment rental rates and a decrease in rental equipment time utilization. Rental equipment time utilization as a percentage of original equipment cost was 68.3% for the six months ended June 30, 2023 compared to 71.8% in the six months ended June 30, 2022, a decrease of 3.5%. The decrease in rental equipment time utilization as a percentage of original equipment cost was largely reflective of the increase in fleet size and our expansion efforts.

Rentals Other. Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the six months ended June 30, 2023 were $62.7 million compared to $48.4 million for the six months ended June 30, 2022, an increase of $14.3 million, or 29.5%. The increase was primarily related to increased rental revenues discussed above.

Used Equipment Sales Revenues. Our used equipment sales increased $31.4 million, or 77.8%, to $71.8 million for the six months ended June 30, 2023 from $40.4 million for the six months ended June 30, 2022. This increase is reflective of our fleet management strategy and our decision to capitalize on the high demand for used equipment. Sales of used earthmoving equipment increased $16.4 million, sales of used material handling equipment increased $7.3 million and sales of used aerial work platform equipment increased $6.4 million.

New Equipment Sales Revenues. Our new equipment sales for the six months ended June 30, 2023 decreased $30.8 million, or 64.9%, to $16.7 million from $47.5 million for the six months ended June 30, 2022. This decrease is primarily reflective of the sale of our Komatsu Earthmoving Distributorship during the fourth quarter of 2022 as sales of new earthmoving equipment decreased $25.3 million. Additionally, sales of new other equipment and material handling equipment decreased $2.9 million and $2.7 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the six months ended June 30, 2023 decreased $8.0 million, or 25.0%, to $24.2 million from $32.2 million for the six months ended June 30, 2022.

Services Revenues. Our services revenues for the six months ended June 30, 2023 decreased approximately $2.7 million, or 15.9%, to $14.3 million from $17.0 million for the six months ended June 30, 2022.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the six months ended June 30, 2023 and 2022, our non-segmented other revenues were $2.3 million and $3.2 million, respectively, a decrease of $0.9 million.

Gross Profit.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$246,390	$196,542	$49,848	25.4%
Rentals other	4,343	3,591	752	20.9%
Total equipment rentals	250,733	200,133	50,600	25.3%
Used equipment sales	42,265	17,940	24,325	135.6%
New equipment sales	2,359	6,922	(4,563)	(65.9)%
Parts sales	7,069	8,695	(1,626)	(18.7)%
Services revenues	9,031	11,066	(2,035)	(18.4)%
Non-segmented revenues gross loss	(1,718)	(842)	(876)	(104.0)%
Total gross profit	$309,739	$243,914	$65,825	27.0%

Total Gross Profit. Our total gross profit was $309.7 million for the six months ended June 30, 2023 compared to $243.9 million for the six months ended June 30, 2022, an increase of $65.8 million, or 27.0%. Total gross profit margin for the six months ended June 30, 2023 was 45.4%, an increase of 2.4% from the 43.0% gross profit margin for the six months ended June 30, 2022. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the six months ended June 30, 2023 increased $50.6 million, or 25.3%, to $250.7 million from $200.1 million in the six months ended June 30, 2022. Total gross profit margin from equipment rentals for the six months ended June 30, 2023 was 45.3% compared to 46.9% for the same period in 2022, a decrease of 1.6%.

Rentals: Rental revenues gross profit increased $49.8 million, or 25.4%, to $246.4 million for the six months ended June 30, 2023 compared to $196.5 million for the six months ended June 30, 2022. The increased gross profit was the result of increased rental revenues of $112.4 million for the six months ended June 30, 2023 compared to the same period last year, which was partially offset by a $45.5 million increase in rental depreciation and a $17.1 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current period as compared to the prior period. Gross profit margin on rentals for the six months ended June 30, 2023 was 50.2% compared to 51.9% for the six months ended June 30, 2022, a decrease of 1.7%. Depreciation expense was 34.2% of rental revenues for the six months ended June 30, 2023 compared to 32.3% for the same period in 2022, an increase of 1.9%. As a percentage of revenues, rental expenses were 15.6% for the six months ended June 30, 2023 compared to 15.7% for the same period last year, a decrease of 0.1%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the six months ended June 30, 2023 was $4.3 million compared to $3.6 million for the same period in 2022, an increase of $0.8 million. Gross profit margin was 6.9% for the six months ended June 30, 2023 compared to 7.4% for the same period last year, a decrease of 0.5%.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the six months ended June 30, 2023 increased $24.3 million, or 135.6%, to $42.3 million from $17.9 million in the same period in 2022 on increased used equipment sales of $31.4 million. Gross profit margin on used equipment sales for the six months ended June 30, 2023 was approximately 58.9%, up 14.4% from 44.5% for the six months ended June 30, 2022, primarily as a result of higher used equipment gross margins across all product lines. Our used equipment sales from the rental fleet, which comprised 99.1% and 89.9% of our used equipment sales for the six months ended June 30, 2023 and 2022, respectively, were approximately 245.1% and 191.5% of net book value for the six months ended June 30, 2023 and 2022, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the six months ended June 30, 2023 decreased $4.6 million, or 65.9%, to $2.4 million compared to $6.9 million for the six months ended June 30, 2022 on decreased new equipment sales of $30.8 million. Gross profit margin on new equipment sales was 14.1% for the six months ended June 30, 2023, compared to 14.6% for the same period last year, a decrease of 0.5%. The decreased gross profit was primarily due to a decrease of earthmoving equipment sales due to the sale of our Komatsu Earthmoving Distributorship.

Parts Sales Gross Profit. Our parts sales gross profit for the six months ended June 30, 2023 was $7.1 million, a decrease of $1.6 million, or 18.7%, from a gross profit of $8.7 million for the same period last year on decreased parts sales of $8.0 million. Gross profit margin for the six months ended June 30, 2023 and 2022 was 29.2% and 27.0%, respectively.

Services Revenues Gross Profit. For the six months ended June 30, 2023, our services revenues gross profit decreased $2.0 million, or 18.4%, to $9.0 million from $11.1 million for the six months ended June 30, 2022 on decreased services revenues of $2.7 million. Gross profit margin for the six months ended June 30, 2023 was 63.1%, a decrease of 1.9% from 65.0% in the six months ended June 30, 2022.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the six months ended June 30, 2023, our other revenues gross loss was $1.7 million compared to $0.8 million in the same period in 2022, a decrease of $0.9 million.

Selling, General and Administrative Expenses. SG&A expenses increased $33.7 million, or 20.9%, to $194.6 million for the six months ended June 30, 2023 compared to $160.9 million for the six months ended June 30, 2022. Employee salaries, wages, payroll taxes and other employee related expenses increased $19.6 million, primarily as a result of increased incentive pay combined with higher headcount and commissions. Professional fees increased $3.1 million, facility expenses increased $2.9 million, intangible amortization expense increased $1.4 million and liability insurance costs increased $1.4 million. Approximately $14.4 million of the total increase in SG&A expenses was attributable to branches opened or acquired since January 1, 2022 with less than six months of comparable operations in either or both of the six months ended June 30, 2023 and 2022. SG&A expenses as a percentage of total revenues for the six months ended June 30, 2023 and 2022 were 28.5% and 28.4%, respectively.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $1.1 million for the six months ended June 30, 2023 compared to $2.4 million for the same period last year, a decrease of $1.3 million. This decrease is due to fluctuations in the normal course of business.

Other Income (Expense). For the six months ended June 30, 2023, our net other expenses were $25.6 million compared to $25.2 million for the six months ended June 30, 2022. Interest expense was $28.4 million for the six months ended June 30, 2023 compared to $26.9 million for the six months ended June 30, 2022.

Income Taxes. We recorded an income tax expense of $23.7 million for the six months ended June 30, 2023 compared to an income tax expense of $16.0 million for the six months ended June 30, 2022. Our effective income tax rate for the six months ended June 30, 2023 was 26.2% compared to 26.6% for the same period in 2022. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2023 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of June 30, 2023, we have a valuation allowance of $5.9 million for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow From Operating Activities. For the six months ended June 30, 2023, the net cash provided by our operating activities was $134.9 million. Our reported net income of $66.9 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, impairment of goodwill, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $248.5 million. These cash flows from operating activities were also positively impacted by a $61.7 million increase in accounts payable and a $2.1 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $154.7 million increase in inventories, a $3.2 million increase in accounts receivables, a $13.3 million increase in prepaid expenses and other assets and a $6.2 million decrease in accrued expenses payable and other liabilities.

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

Cash Flow From Investing Activities. For the six months ended June 30, 2023, our net cash used in our investing activities was $268.9 million. Purchases of rental and non-rental equipment were $341.5 million and proceeds from the sale of rental and non-rental equipment were $72.6 million.

For the six months ended June 30, 2022, our net cash used in our investing activities was $162.4 million. Purchases of rental and non-rental equipment were $199.2 million and proceeds from the sale of rental and non-rental equipment were $39.1 million. A $2.3 million payment related to the sale of discontinued operations was made upon the execution of the final closing statement.

Cash Flow From Financing Activities. For the six months ended June 30, 2023, our net cash provided by our financing activities was $99.6 million. Borrowings on our senior secured credit facility amounted to $876.4 million while payments on the facility amounted to $748.7 million for the six months ended June 30, 2023. Dividends paid totaled $20.0 million, or $0.55 per common share, and treasury stock purchases totaled $3.2 million. Payments on deferred financing costs related to the amended and restated credit facility totaled $4.9 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Bank, National Association as administrative agent, and the lenders named therein. At June 30, 2023, we had $127.8 million in outstanding borrowings under the Credit Facility and we could borrow up to $611.6 million, which with cash and cash equivalents on hand amounted to a liquidity position of $658.5 million. We did not have any covenant violations related to the Credit Facility. At July 20, 2023, we had $599.4 million of available borrowings under our Credit Facility, net of a $10.6 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the six months ended June 30, 2023 and for both continuing and discontinued operations for the six months ended June 30, 2022 were approximately $375.1 million and $215.6 million, respectively, including $67.0 million and $40.8 million, respectively, of non-cash transfers from used and new equipment to rental fleet inventory. This increase in rental fleet capital expenditures reflects our branch expansion growth strategy. Our gross property and equipment capital expenditures for the six months ended June 30, 2023 and for both continuing and discontinued operations for the six months ended June 30, 2022 were $33.4 million and $24.5 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness) will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and cash equivalents and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At June 30, 2023, we had cash and cash equivalents on hand of $46.9 million. At June 30, 2023, we had available borrowings of $611.6 million, net of $10.6 million of outstanding letters of credit. At July 20, 2023, we had $599.4 million of available borrowings under the Credit Facility, net of $10.6 million of outstanding letters of credit.

Quarterly Dividend

On May 12, 2023, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on June 9, 2023, totaling approximately $10.0 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

With the exception of the above, there have been no significant changes in our exposure to market risk during the three months ended June 30, 2023. For an additional discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

H&E EQUIPMENT SERVICES, INC.

Dated: July 27, 2023	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 27, 2023	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)