Form 10-Q
period 2023-09-30
H&E Equipment Services, Inc.
filed 2023-10-26
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 19, 2023, there were 36,449,926 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

September 30, 2023

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
•
general economic and geopolitical conditions and construction and industrial activity in the markets where we operate in North America;
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
•
compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and
•
other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Balances at
	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,919	$81,330
Receivables, net of allowance for doubtful accounts of $6,507 and $6,637, respectively	253,326	225,294
Inventories, net of reserves for obsolescence of $35 and $54, respectively	137,017	107,842
Prepaid expenses and other assets	13,348	21,455
Rental equipment, net of accumulated depreciation of $970,906 and $884,740, respectively	1,705,367	1,418,951
Property and equipment, net of accumulated depreciation and amortization of $193,355 and $177,017, respectively	163,531	134,637
Operating lease right-of-use assets, net of accumulated amortization of $65,631 and $51,419, respectively	177,301	164,566
Finance lease right-of-use assets, net of accumulated amortization of $259 and $105, respectively	2,978	1,545
Deferred financing costs, net of accumulated amortization of $17,324 and $16,518, respectively	4,891	758
Intangible assets, net of accumulated amortization of $24,417 and $19,369, respectively	27,583	32,631
Goodwill	96,873	102,690
Total assets	$2,589,134	$2,291,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior secured credit facility	$142,234	$—
Accounts payable	121,126	129,482
Manufacturer flooring plans payable	2,657	422
Accrued expenses payable and other liabilities	98,334	77,142
Dividends payable	291	377
Senior unsecured notes, net of unaccreted discount of $6,100 and $6,979 and deferred financing costs of $1,409 and $1,612, respectively	1,242,491	1,241,409
Operating lease liabilities	184,240	169,069
Finance lease liabilities	3,079	1,594
Deferred income taxes	306,548	271,162
Total liabilities	2,101,000	1,890,657
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,824,586 and 40,567,876 shares issued at September 30, 2023 and December 31, 2022, respectively, and 36,450,399 and 36,309,321 shares outstanding at September 30, 2023 and December 31, 2022, respectively	408	405
Additional paid-in capital	259,205	251,901
Treasury stock at cost, 4,374,187 and 4,258,555 shares of common stock held at September 30, 2023 and December 31, 2022, respectively	(76,017)	(69,964)
Retained earnings	304,538	218,700
Total stockholders’ equity	488,134	401,042
Total liabilities and stockholders’ equity	$2,589,134	$2,291,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Equipment rentals	$315,811	$253,564	$869,278	$680,366
Used equipment sales	52,708	20,300	124,476	60,659
New equipment sales	12,633	23,491	29,308	71,013
Parts sales	11,897	16,745	36,082	48,976
Services revenues	6,739	8,610	21,058	25,633
Other	908	1,570	3,208	4,754
Total revenues	400,696	324,280	1,083,410	891,401
Cost of revenues:
Rental depreciation	90,361	65,952	258,146	188,261
Rental expense	40,545	33,543	117,169	93,117
Rental other	35,056	25,989	93,381	70,775
	165,962	125,484	468,696	352,153
Used equipment sales	21,893	9,396	51,396	31,815
New equipment sales	10,962	20,249	25,278	60,849
Parts sales	8,620	11,881	25,736	35,417
Services revenues	2,742	3,165	8,030	9,122
Other	2,134	2,222	6,152	6,248
Total cost of revenues	212,313	172,397	585,288	495,604
Gross profit	188,383	151,883	498,122	395,797
Selling, general and administrative expenses	104,218	88,418	298,812	249,360
Impairment of goodwill	(5,714)	—	(5,714)	—
Gain on sales of property and equipment, net	763	529	1,866	2,911
Income from operations	79,214	63,994	195,462	149,348
Other income (expense):
Interest expense	(16,145)	(13,548)	(44,542)	(40,495)
Other, net	3,071	883	5,851	2,656
Total other expense, net	(13,074)	(12,665)	(38,691)	(37,839)
Income from operations before provision for income taxes	66,140	51,329	156,771	111,509
Provision for income taxes	17,261	12,953	41,002	28,967
Net income from continuing operations	$48,879	$38,376	$115,769	$82,542

Discontinued Operations:
Loss from discontinued operations before benefit from income taxes	$—	$—	$—	$(2,049)
Benefit from income taxes	—	—	—	(525)
Net loss from discontinued operations	$—	$—	$—	$(1,524)

Net income	$48,879	$38,376	$115,769	$81,018

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income from continuing operations per common share:
Basic	$1.35	$1.05	$3.21	$2.27
Diluted	$1.35	$1.05	$3.19	$2.26
Net loss from discontinued operations per common share:
Basic	$—	$—	$—	$(0.04)
Diluted	$—	$—	$—	$(0.04)
Net income per common share:
Basic	$1.35	$1.05	$3.21	$2.23
Diluted	$1.35	$1.05	$3.19	$2.22
Weighted average common shares outstanding:
Basic	36,134	36,462	36,078	36,402
Diluted	36,322	36,553	36,326	36,544
Dividends declared per common share outstanding	$0.275	$0.275	$0.825	$0.825

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$115,769	$81,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,329	20,889
Depreciation of rental equipment	258,146	188,261
Amortization of finance lease right-of-use assets	154	64
Amortization of intangible assets	5,048	2,978
Amortization of deferred financing costs	1,009	728
Accretion of note discount, net of premium amortization	879	879
Non-cash operating lease expense	14,212	10,503
Provision for losses on accounts receivable	3,382	2,289
Provision for inventory obsolescence	6	32
Change in deferred income taxes	35,386	24,402
Stock-based compensation expense	7,304	4,915
Impairment of goodwill	5,714	—
Loss on sale of discontinued operations	—	1,917
Gain from sales of property and equipment, net	(1,866)	(2,911)
Gain from sales of rental equipment, net	(72,856)	(28,126)
Changes in operating assets and liabilities:
Receivables	(32,201)	(47,827)
Inventories	(101,771)	(84,518)
Prepaid expenses and other assets	8,107	(240)
Accounts payable	(8,351)	26,315
Manufacturer flooring plans payable	2,235	(4,300)
Accrued expenses payable and other liabilities	10,867	13,934
Net cash provided by operating activities	276,502	211,202
Cash flows from investing activities:
Closing adjustment on sale of discontinued operations	—	(2,256)
Purchases of property and equipment	(55,412)	(36,327)
Purchases of rental equipment	(522,596)	(337,156)
Proceeds from sales of property and equipment	2,492	3,561
Proceeds from sales of rental equipment	123,480	55,692
Net cash used in investing activities	(452,036)	(316,486)
Cash flows from financing activities:
Borrowings on senior secured credit facility	1,332,449	895,845
Payments on senior secured credit facility	(1,190,215)	(895,845)
Dividends paid	(30,017)	(29,871)
Purchases of treasury stock	(6,053)	(1,631)
Payments of deferred financing costs	(4,939)	—
Payments of finance lease obligations	(102)	(31)
Net cash provided by (used in) financing activities	101,123	(31,533)
Net decrease in cash and cash equivalents	(74,411)	(136,817)
Cash and cash equivalents, beginning of period	81,330	357,296
Cash and cash equivalents, end of period	$6,919	$220,479

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from used and new inventory to rental fleet	$72,590	$42,338
Purchases of property and equipment included in accrued expenses payable and other liabilities	$563	$(2,567)
Operating lease assets obtained in exchange for new operating lease liabilities	$26,946	$18,114
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,131	$26,729
Income taxes paid, net of refunds received	$4,812	$2,550

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022, from which the consolidated balance sheet amounts as of December 31, 2022 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

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

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers at our 131 branch locations across 30 states. The Company’s fleet is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

(2) Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three and nine months ended September 30, 2023, there were no significant changes to those accounting policies.

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

Reclassifications

Certain reclassifications have been made to prior period amounts in the Condensed Consolidated Statements of Income to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 are summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
	2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$271,019	$132	$271,151	$215,599	$86	$215,685
Re-rent revenue	9,106	—	9,106	8,441	—	8,441
Ancillary and other rental revenues:
Delivery and pick-up	—	19,090	19,090	—	15,646	15,646
Other	16,464	—	16,464	13,792	—	13,792
Total ancillary rental revenues	16,464	19,090	35,554	13,792	15,646	29,438
Total equipment rental revenues	296,589	19,222	315,811	237,832	15,732	253,564
Used equipment sales	—	52,708	52,708	—	20,300	20,300
New equipment sales	—	12,633	12,633	—	23,491	23,491
Parts sales	—	11,897	11,897	—	16,745	16,745
Service revenues	—	6,739	6,739	—	8,610	8,610
Other	—	908	908	—	1,570	1,570
Total revenues	$296,589	$104,107	$400,696	$237,832	$86,448	$324,280

	Nine Months Ended September 30,
	2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$745,317	$382	$745,699	$580,032	$272	$580,304
Re-rent revenue	25,357	—	25,357	22,247	—	22,247
Ancillary and other rental revenues:
Delivery and pick-up	—	52,255	52,255	—	40,645	40,645
Other	45,967	—	45,967	37,170	—	37,170
Total ancillary rental revenues	45,967	52,255	98,222	37,170	40,645	77,815
Total equipment rental revenues	816,641	52,637	869,278	639,449	40,917	680,366
Used equipment sales	—	124,476	124,476	—	60,659	60,659
New equipment sales	—	29,308	29,308	—	71,013	71,013
Parts sales	—	36,082	36,082	—	48,976	48,976
Service revenues	—	21,058	21,058	—	25,633	25,633
Other	—	3,208	3,208	—	4,754	4,754
Total revenues	$816,641	$266,769	$1,083,410	$639,449	$251,952	$891,401

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

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is our rental operations, which as discussed above is accounted for under Topic 842 and as of September 30, 2023 represents 80.2% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for both the nine months ended September 30, 2023 and 2022 were approximately 0.3%.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three months ended September 30, 2023 and 2022 that was included in the contract liability balance as of the beginning of such periods.

Goodwill

Goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.

We evaluate goodwill for impairment at least annually, as of October 1, or more frequently if triggering events occur or other impairment indicators arise that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified that our five operating segments (Equipment Rentals, Used Equipment Sales, New Equipment Sales, Parts Sales and Service Revenues) each represent a reporting unit.

Topic 350 consists of a one-step assessment to determine whether goodwill is impaired requiring an entity to compare each reporting unit’s carrying value, including goodwill, with its fair value. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit. An entity also has an option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. Considerable judgment is required by management in performing the qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Based on our evaluation of our Parts Sales reporting unit and operating segment during the third quarter of 2023, we identified a triggering event requiring an interim impairment test. This triggering event related to a sustained parts segment decline in volume and actual revenue and earnings compared with our planned revenue and earnings utilized in our most recent quantitative goodwill impairment analysis following our business’s dispositions and strategic shift to be rental focused. Additional information on our dispositions is included in Footnote 3. No triggering event was identified related to our Equipment Rental and Used Equipment Sales reporting units.

We estimated the fair value of our Parts Sales reporting unit by weighting results from the income approach and the market approach and concluded that our Parts Sales reporting unit had a fair value less than its carrying value, resulting in a $5.7 million impairment charge. The impairment was largely due to a current year decrease in parts revenues as a result of our business’s strategic shift and recent dispositions. This revenue decline, combined with our forecasted parts revenues growth rate and operating results assumptions for the forecast period under the income approach, resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value.

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

The impairment charge described above is a non-cash item and does not affect our cash flows, liquidity or borrowing capacity under the Credit Facility, and the impairment charge is excluded from our financial results in evaluating our financial covenants under the Credit Facility.

The change to the carrying amount of goodwill for the period ended September 30, 2023 is as follows (amounts in thousands):

	Equipment Rentals	Used Eq. Sales	New Eq. Sales	Parts Sales	Service Revenues	Total
Balance at December 31, 2021 (1)	$48,976	$8,447	$—	$5,714	$—	$63,137
Increase (2)	39,553	—	—	—	—	39,553
Balance at December 31, 2022 (1)	88,529	8,447	—	5,714	—	102,690
Increase (3)	29	—	—	—	—	29
Decrease (4)	—	—	—	(5,714)	—	(5,714)
Decrease (5)	(132)	—	—	—	—	(132)
Balance at September, 2023 (1)	$88,426	$8,447	$—	$—	$—	$96,873

(1)
The total carrying amount of goodwill as of December 31, 2021 and 2022 in the table above is reflected net of $92.7 million of accumulated impairment charges. The total carrying amount of goodwill as of September 30, 2023 in the table above is reflected net of $98.4 million of accumulated impairment charges.
(2)
Increase due to the One Source Equipment Rentals, Inc. (“OSR”) Acquisition.
(3)
Increase is related to the closing adjustments of the OSR Acquisition during the first quarter of 2023.
(4)
Decrease is related to the Parts Sales goodwill impairment calculated during the third quarter of 2023.
(5)
Decrease is related to the final closing adjustment of the OSR Acquisition during the third quarter of 2023.

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

The aggregate cash consideration paid was approximately $136.7 million. The acquisition and related fees and expenses were funded from available cash. Customary closing adjustments were finalized during the first quarter of 2023 and the update of a tax estimate upon filing the final tax returns concluded during the third quarter of 2023. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date.

$'s in thousands
Cash	$337
Accounts receivable	10,406
Inventory	332
Prepaid expenses and other assets	374
Rental equipment	102,436
Property and equipment	4,216
Operating lease right-of-use assets	2,388
Intangible assets (1)	12,300
Total identifiable assets acquired	132,789
Accounts payable	(4,723)
Tax payable	(786)
Operating lease liabilities	(2,388)
Deferred income taxes	(27,653)
Total liabilities assumed	(35,550)
Net identifiable assets acquired	97,239
Goodwill (2)	39,451
Net assets acquired	$136,690

(1)
The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$10,600	10
Noncompetition agreements	1,700	1
	$12,300

(2)
The acquired goodwill has been allocated to the equipment rentals reporting unit.

Included in the total goodwill amount of $39.5 million is approximately $0.8 million of accrued purchase price consideration to be paid to the sellers pursuant to the terms of the purchase agreement among the parties named thereto. The level of goodwill that resulted from the OSR acquisition is primarily reflective of OSR’s going-concern value, the value of assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations.

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

Pro forma financial information (unaudited)

We completed the OSR acquisition effective October 1, 2022. Therefore, our reported Condensed Consolidated Statement of Income for the quarter ended September, 2022 does not include OSR.

The pro forma information for the three and nine months ended September 30, 2022 in the table below (amounts in thousands) are for informational purposes only and gives effect to the OSR acquisition as if it had been completed on January 1, 2022 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the pro forma acquisition date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, nor does it reflect additional revenue opportunities following the acquisition. The unaudited pro forma financial information includes adjustments primarily related to the incremental depreciation and amortization expense of the rental equipment and intangible assets acquired, the elimination of interest expense related to historical debt as well as other expenses that are not part of the combined entity and transaction expenses.

	Pro Forma Three Months Ended September 30,	Pro Forma Nine Months Ended September 30,
	2022	2022
Total revenues	$339,309	$936,488
Net income	$38,365	$83,626

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

Nine Months Ended
September 30,
2022
Total revenues	$—
Total cost of revenues	—
Gross profit	—
Selling, general and administrative expenses	—
Merger and other	132
Loss on sales of property and equipment, net	—
Loss from discontinued operations	(132)
Other, net	(1,917)
Loss before benefit from income taxes	(2,049)
Benefit from income taxes	(525)
Net loss from discontinued operations	$(1,524)

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, Credit Facility, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature, maturity or market interest rate of these financial instruments. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2023 and December 31, 2022 are presented in the table below (amounts in thousands).

	September 30, 2023
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 8.75% (Level 3)	$2,657	$2,247
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,242,491	1,067,188

	December 31, 2022
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 7.75% (Level 3)	$422	$392
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,241,409	1,070,088

At September 30, 2023 and December 31, 2022, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”) was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table.

During the three and nine months ended September 30, 2023 and 2022, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

Fair Value Measurements on a Nonrecurring Basis

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value only when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. The result of our Q3 2023 goodwill impairment quantitative test indicated that the fair value of the Parts Sales reporting unit was less than the carrying value of the reporting unit, resulting in a goodwill impairment of $5.7 million. See Note 2 to the Condensed Consolidated financial statements for additional information related to the impairment quantitative test.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, respectively (amounts in thousands, except share and per share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2022	40,567,876	$405	$251,901	$(69,964)	$218,700	$401,042
Stock-based compensation	—	—	2,990	—	—	2,990
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,794)	(9,794)
Issuance of common stock, net of forfeitures	132,501	1	—	—	—	1
Repurchase of 58,211 shares of restricted common stock	—	—	—	(3,226)	—	(3,226)
Net income	—	—	—	—	25,674	25,674
Balances at March 31, 2023	40,700,377	406	254,891	(73,190)	234,580	416,687
Stock-based compensation	—	—	2,039	—	—	2,039
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,046)	(10,046)
Restricted stock forfeitures	(5,323)	—	—	—	—	—
Net income	—	—	—	—	41,216	41,216
Balances at June 30, 2023	40,695,054	406	256,930	(73,190)	265,750	449,896
Stock-based compensation	—	—	2,275	—	—	2,275
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,091)	(10,091)
Issuance of common stock, net of restricted stock forfeitures	129,532	2	—	—	—	2
Repurchase of 57,421 shares of restricted common stock	—	—	—	(2,827)	—	(2,827)
Net income	—	—	—	—	48,879	48,879
Balances at September 30, 2023	40,824,586	408	259,205	(76,017)	304,538	488,134

Balances at December 31, 2021	40,353,299	$403	$244,638	$(68,294)	$126,635	$303,382
Stock-based compensation	—	—	1,678	—	—	1,678
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,851)	(9,851)
Issuance of common stock, net of restricted stock forfeitures	28,825	—	—	—	—	—
Repurchase of 8,938 shares of restricted common stock	—	—	—	(343)	—	(343)
Net income	—	—	—	—	16,296	16,296
Balances at March 31, 2022	40,382,124	403	246,316	(68,637)	133,080	311,162
Stock-based compensation	—	—	1,311	—	—	1,311
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,964)	(9,964)
Restricted stock forfeitures	(1,816)	—	—	—	—	—
Net income	—	—	—	—	26,346	26,346
Balances at June 30, 2022	40,380,308	403	247,627	(68,637)	149,462	328,855
Stock-based compensation	—	—	1,926	—	—	1,926
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,145)	(10,145)
Issuance of common stock, net of restricted stock forfeitures	187,568	2	—	—	—	2
Repurchase of 37,116 shares of restricted common stock	—	—	—	(1,288)	—	(1,288)
Net income	—	—	—	—	38,376	38,376
Balances at September 30, 2022	40,567,876	405	249,553	(69,925)	177,693	357,726

(6) Stock-Based Compensation

We account for our stock-based compensation plans using the fair value recognition provisions of ASC 718, Stock Compensation. Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, net of an estimated forfeiture rate, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The estimated forfeiture rate is based on historical experience and revised, if necessary, in subsequent periods for actual forfeitures. There were 742,666 shares available for future stock-based payment awards under our 2016 Stock-Based Incentive Compensation Plan as of September 30, 2023.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2022	560,456	$30.02
Granted	235,938	$47.00
Vested	(283,332)	$25.04
Forfeited	(14,455)	$35.11
Non-vested stock at September 30, 2023	498,607	$40.73

As of September 30, 2023, we had unrecognized compensation expense of approximately $17.3 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.1 years. The following table summarizes compensation expense related to non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Compensation expense	$2,275	$1,926	$7,304	$4,915

(7) Income per Share

Income per common share for the three and nine months ended September 30, 2023 and 2022 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was less than 1% of total outstanding shares for the three and nine months ended September 30, 2023 and 2022 and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income from continuing operations	$48,879	$38,376	$115,769	$82,542
Net loss from discontinued operations	—	—	—	(1,524)
Net income	$48,879	$38,376	$115,769	$81,018

Weighted average number of common shares outstanding:
Basic	36,134	36,462	36,078	36,402
Effect of dilutive non-vested restricted stock	188	91	248	142
Diluted	36,322	36,553	36,326	36,544

Income (loss) per share:
Basic:
Continuing operations	$1.35	$1.05	$3.21	$2.27
Discontinued operations	—	—	—	(0.04)
Net income per share	$1.35	$1.05	$3.21	$2.23
Diluted:
Continuing operations	$1.35	$1.05	$3.19	$2.26
Discontinued operations	—	—	—	(0.04)
Net income per share	$1.35	$1.05	$3.19	$2.22

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	205	306	68	106

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

As of September 30, 2023, we were in compliance with our financial covenants under the Sixth Amended and Restated Credit Agreement. At September 30, 2023, we had $142.2 million in borrowings outstanding under the Credit Facility and could borrow up to approximately $597.2 million, net of a $10.6 million outstanding letter of credit, and remain in compliance with the debt covenants under the Credit Facility.

(9) Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% Senior Unsecured Notes due 2028. For further information related to significant terms of the Senior Unsecured Notes, see Note 9 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2021	$1,239,967
Accretion of discount through December 31, 2022	1,172
Amortization of deferred financing costs through December 31, 2022	270
Balance at December 31, 2022	$1,241,409
Accretion of discount through September 30, 2023	879
Amortization of deferred financing costs through September 30, 2023	203
Balance at September 30, 2023	$1,242,491

(10) Leases

For a discussion of Topic 842 and related disclosures, see Note 2 and Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

At September 30, 2023, the weighted average remaining lease term for operating leases was approximately 7.6 years and for finance leases was approximately 8.8 years. The weighted average discount rate for operating leases and finance leases was approximately 6.4% and 5.9%, respectively at September 30, 2023.

The future minimum lease payments of operating leases executed but not commenced as of September 30, 2023 are estimated to be $0.2 million, $1.3 million, $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 2023, 2024, 2025, 2026 and 2027, respectively, and $13.5 million thereafter. It is expected that these leases will commence during 2023 and 2024.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Segment Revenues:
Equipment rentals	$315,811	$253,564	$869,278	$680,366
Used equipment sales	52,708	20,300	124,476	60,659
New equipment sales	12,633	23,491	29,308	71,013
Parts sales	11,897	16,745	36,082	48,976
Services revenues	6,739	8,610	21,058	25,633
Total segmented revenues	399,788	322,710	1,080,202	886,647
Non-segmented revenues	908	1,570	3,208	4,754
Total revenues	$400,696	$324,280	$1,083,410	$891,401
Segment Gross Profit:
Equipment rentals	$149,849	$128,080	$400,582	$328,213
Used equipment sales	30,815	10,904	73,080	28,844
New equipment sales	1,671	3,242	4,030	10,164
Parts sales	3,277	4,864	10,346	13,559
Services revenues	3,997	5,445	13,028	16,511
Total segmented gross profit	189,609	152,535	501,066	397,291
Non-segmented gross loss	(1,226)	(652)	(2,944)	(1,494)
Total gross profit	$188,383	$151,883	$498,122	$395,797

	Balances at
	September 30,	December 31,
	2023	2022
Segment identified assets:
Equipment sales	$123,230	$94,918
Equipment rentals	1,705,367	1,418,951
Parts and services	13,787	12,924
Total segment identified assets	1,842,384	1,526,793
Non-segment identified assets	746,750	764,906
Total assets	$2,589,134	$2,291,699

The Company operates primarily in the United States. Our sales to international customers for both the three months ended September 30, 2023 and 2022 were 0.1% of total revenues and for the nine months ended September 30, 2023 and 2022 were 0.1% and 0.4% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segment basis for any of the periods presented.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

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

H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of September 30, 2023, we operated 131 branch locations across 30 states throughout the United States.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended September 30, 2023. Our critical accounting policies include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, long-lived assets and income taxes.

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

Revenue Sources

We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals account for the majority of our total revenues. For the nine months ended September 30, 2023, of our total revenues, approximately 80.2% were attributable to equipment rentals, 11.5% were attributable to used equipment sales, 2.7% were attributable to new equipment sales, 3.3% were attributable to parts sales, 1.9% were attributable to our services revenues and 0.4% were attributable to our non-segmented other revenues.

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

New Equipment Sales. Our new equipment sales operation sells new equipment across all of our core categories of equipment.

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

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, the costs to purchase new equipment, the costs associated with the used equipment we sell, and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine months ended September 30, 2023, our total cost of revenues was $585.3 million. Our operating expenses consist principally of selling, general and administrative (“SG&A”) expenses. For the nine months ended September 30, 2023, our SG&A expenses were $298.8 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our consolidated statements of income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at September 30, 2023 was $1.7 billion, or approximately 65.9% of our total assets. Our rental fleet as of September 30, 2023 consisted of 61,195 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of $2.7 billion. As of September 30, 2023, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	27,251	44.5%	$902.8	33.1%	52.2
Earthmoving	8,595	14.0%	745.8	27.3%	22.1
Material Handling Equipment	9,937	16.2%	791.8	29.0%	39.5
Other	15,412	25.3%	286.5	10.6%	33.3
Total	61,195	100.0%	$2,726.9	100.0%	41.1

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

The original acquisition cost of our gross rental fleet increased by approximately $368.5 million, or 15.6%, for the nine months ended September 30, 2023. The average age of our rental fleet equipment decreased by approximately 2.5 months for the nine months ended September 30, 2023. Our average rental rates for the nine months ended September 30, 2023 were approximately 7.0% higher than last year (see further discussion on rental rates in “Results of Operations” below). Our average rental rates for the nine months ended September 30, 2023 do not include the impact of the OSR acquisition.

The rental equipment mix among our core product lines for the nine months ended September 30, 2023 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

•
Economic downturns. The demand for our products is dependent on the general economy, which is in turn affected by geopolitical conditions, the stability of the global credit markets, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and industrial markets, as well as adverse credit market conditions, can cause demand for our products to materially decrease.
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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments and non-segmented revenues for the three and nine months ended September 30, 2023 and 2022. The period-to-period comparisons of our financial results are not necessarily indicative of future results. All financial results and metrics discussed below are on a continuing operations basis.

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

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$280,257	$224,126	$56,131	25.0%
Rentals other	35,554	29,438	6,116	20.8%
Total equipment rentals	315,811	253,564	62,247	24.5%
Used equipment sales	52,708	20,300	32,408	159.6%
New equipment sales	12,633	23,491	(10,858)	(46.2)%
Parts sales	11,897	16,745	(4,848)	(29.0)%
Services revenues	6,739	8,610	(1,871)	(21.7)%
Non-Segmented revenues	908	1,570	(662)	(42.2)%
Total revenues	$400,696	$324,280	$76,416	23.6%

Total Revenues. Our total revenues were $400.7 million for the three months ended September 30, 2023 compared to $324.3 million for the three months ended September 30, 2022, an increase of $76.4 million, or 23.6%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three months ended September 30, 2023 increased $62.2 million, or 24.5%, to $315.8 million from $253.6 million in the three months ended September 30, 2022. The increased equipment rental revenues was primarily due to our larger fleet and increased rental rates as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $56.1 million, or 25.0%, to $280.3 million for the three months ended September 30, 2023 compared to $224.1 million for the three months ended September 30, 2022. Rental revenues from material handling equipment increased $16.9 million, aerial work platform equipment increased $15.3 million, earthmoving equipment increased $12.8 million and other equipment increased $11.1 million. Our average rental rates for the three months ended September 30, 2023 increased 4.9% compared to the same three months last year and increased 1.2% from the three months ended June 30, 2023. Our average rental rates do not include the impact of the OSR acquisition for the 2023 period. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three months ended September 30, 2023 was 41.5% compared to 42.7% in the three months ended September 30, 2022, a decrease of 1.2%. The decrease in comparative rental equipment dollar utilization was the net result of a decrease in rental equipment time utilization and an increase in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was 70.0% for the three months ended September 30, 2023 compared to 73.3% in the three months ended September 30, 2022, a decrease of 3.3%. The decrease in rental equipment time utilization as a percentage of original equipment cost was largely reflective of the increase in fleet size and our expansion efforts.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three months ended September 30, 2023 were $35.6 million compared to $29.4 million for the three months ended September 30, 2022, an increase of approximately $6.1 million, or 20.8%. This increase was primarily related to increased rental revenues discussed above.

Used Equipment Sales Revenues. Our used equipment sales increased $32.4 million, or 159.6%, to $52.7 million for the three months ended September 30, 2023, from $20.3 million for the same three months in 2022. This increase is reflective of our fleet management strategy and our decision to capitalize on the high demand for used equipment. Sales of used earthmoving equipment, used material handling equipment and used aerial work platform equipment increased $18.1 million, $9.8 million and $2.3 million, respectively.

New Equipment Sales Revenues. Our new equipment sales for the three months ended September 30, 2023 decreased $10.9 million, or 46.2%, to $12.6 million from $23.5 million for the three months ended September 30, 2022. This decrease is primarily reflective of the sale of our Komatsu Earthmoving Distributorship during the fourth quarter of 2022 as sales of new earthmoving equipment decreased $13.9 million. Offsetting this decrease, sales of new aerial work platform equipment and material handling equipment increased $1.7 million and $0.9 million, respectively.

Parts Sales Revenues. Our parts sales revenues for the three months ended September 30, 2023 decreased $4.8 million, or 29.0%, to $11.9 million from $16.7 million for the same three months last year.

Services Revenues. Our services revenues for the three months ended September 30, 2023 decreased $1.9 million, or 21.7%, to $6.7 million from $8.6 million for the same three months last year.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with new and used equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended September 30, 2023, our other revenues were $0.9 million, a decrease of $0.7 million from the same three months in 2022.

Gross Profit.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$149,351	$124,631	$24,720	19.8%
Rentals other	498	3,449	(2,951)	(85.6)%
Total equipment rentals	149,849	128,080	21,769	17.0%
Used equipment sales	30,815	10,904	19,911	182.6%
New equipment sales	1,671	3,242	(1,571)	(48.5)%
Parts sales	3,277	4,864	(1,587)	(32.6)%
Services revenues	3,997	5,445	(1,448)	(26.6)%
Non-segmented revenues gross loss	(1,226)	(652)	(574)	(88.0)%
Total gross profit	$188,383	$151,883	$36,500	24.0%

Total Gross Profit. Our total gross profit was $188.4 million for the three months ended September 30, 2023 compared to $151.9 million for the same three months in 2022, an increase of $36.5 million, or 24.0%. Total gross profit margin for the three months ended September 30, 2023 was approximately 47.0%, an increase of 0.2% from the 46.8% gross profit margin for the same three months in 2022. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three months ended September 30, 2023 increased $21.8 million, or 17.0%, to $149.8 million from $128.1 million in the same three months in 2022. Total gross profit margin from equipment rentals for the three months ended September 30, 2023 was 47.4% compared to 50.5% for the same period in 2022, a decrease of approximately 3.1%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit increased $24.7 million, or 19.8%, to $149.4 million for the three months ended September 30, 2023 compared to $124.6 million for the same three months in 2022. The increased gross profit was due to increased rental revenues of $56.1 million for the three months ended September 30, 2023 compared to the same period last year, partially offset by a $24.4 million increase in rental equipment depreciation expense and a $7.0 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior period. Our fleet size, based on original equipment cost, at September 30, 2023 was $589.9 million, or 27.6%, larger than our fleet at September 30, 2022. Gross profit margin on equipment rentals for the three months ended September 30, 2023 was 53.3% compared to 55.6% for the same period in 2022, a decrease of 2.3%. Depreciation expense was 32.2% of equipment rental revenues for the three months ended September 30, 2023 compared to 29.4% for the same period in 2022, an increase of approximately 2.8%, resulting primarily from our OSR acquired fleet. As a percentage of revenues, rental expenses were 14.5% for the three months ended September 30, 2023 compared to 15.0% for the same period last year, a decrease of 0.5%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three months ended September 30, 2023 was $0.5 million, a decrease of $3.0 million as compared to the same period in 2022. The gross margin was 1.4% for the three months ended September 30, 2023 compared to a gross margin of 11.7% for the same period last year.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the three months ended September 30, 2023 increased $19.9 million, or 182.6%, to $30.8 million from $10.9 million in the same period in 2022, as used equipment sales revenues increased $32.4 million. Gross profit margin on used equipment sales for the three months ended September 30, 2023 was approximately 58.5%, up 4.8% from 53.7% for the same three months in 2022, primarily as a result of higher gross margins in our aerial work platform and material handling equipment product lines. Our used equipment sales from the rental fleet, which comprised 99.3% and 95.6% of our used equipment sales for the three months ended September 30, 2023 and 2022, respectively, were approximately 242.3% and 225.2% of net book value for the three months ended September 30, 2023 and 2022, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the three months ended September 30, 2023 decreased $1.6 million, or 48.5%, to $1.7 million compared to $3.2 million for the same three months in 2022. The decreased gross profit was primarily due to decreased earthmoving equipment sales due to the sale of our Komatsu Earthmoving Distributorship. Gross profit margin on new equipment sales was 13.2% for the three months ended September 30, 2023, compared to 13.8% for the same period last year, a decrease of 0.6%.

Parts Sales Gross Profit. Our parts sales gross profit for the three months ended September 30, 2023 was $3.3 million, a decrease of 32.6%, from gross profit of $4.9 million for the same period last year on parts sales that decreased $4.8 million. Gross profit margin for the three months ended September 30, 2023 and 2022 was 27.5% and 29.0%, respectively.

Services Revenues Gross Profit. For the three months ended September 30, 2023, our services revenues gross profit decreased $1.4 million, or 26.6%, to $4.0 million from $5.4 million for the same three months in 2022 on service revenues that decreased $1.9 million. Gross profit margin for the three months ended September 30, 2023 was 59.3%, a decrease of 3.9% from 63.2% in the same three months in 2022.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the three months ended September 30, 2023, our other revenues gross loss was $1.2 million compared to a gross loss of $0.7 million, in the same period in 2022, a decrease of $0.6 million.

Selling, General and Administrative Expenses. SG&A expenses increased $15.8 million, or 17.9%, to $104.2 million for the three months ended September 30, 2023 compared to $88.4 million for the three months ended September 30, 2022. Employee salaries, wages, payroll taxes and other employee related expenses increased $8.7 million due to increased wages, commissions, headcount and health insurance. Depreciation and amortization expenses increased $1.7 million, facility expenses increased $1.6 million, professional fees increased $0.8 million and liability insurance costs increased $0.6 million. Approximately $7.7 million of comparative incremental SG&A expenses in the three months ended September 30, 2023 was attributable to branches opened or acquired since January 1, 2022 with less than three months of comparable operations in either or both of the three months ended September 30, 2023 and 2022. SG&A expenses as a percentage of total revenues for the three months ended September 30, 2023 and 2022 were 26.0% and 27.3%, respectively, a decrease of 1.3%.

Impairment of Goodwill. Impairment of goodwill incurred in the three months ended September 30, 2023 was $5.7 million. The impairment related to one of our five reporting units, Parts Sales. There was no impairment of goodwill for the three months ended September 30, 2022. See Note 2 to the Condensed Consolidated financial statements for additional information.

Other Income (Expense). For the three months ended September 30, 2023, our net other expenses increased approximately $0.4 million to $13.1 million compared to $12.7 million for the same three months in 2022. Interest expense was $16.1 million for the three months ended September 30, 2023 and $13.5 million for the three months ended September 30, 2022.

Income Taxes. We recorded income tax expense of $17.3 million for the three months ended September 30, 2023 compared to an income tax expense of $13.0 million for the three months ended September 30, 2022. Our effective income tax rate for the three months ended September 30, 2023 was 26.1% compared to 25.2% for the same period in 2022. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2023 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of September 30, 2023, we have a valuation allowance of $5.9 million for certain state tax credits that may not be realized.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Revenues:
Equipment rentals
Rentals	$771,056	$602,551	$168,505	28.0%
Rentals other	98,222	77,815	20,407	26.2%
Total equipment rentals	869,278	680,366	188,912	27.8%
Used equipment sales	124,476	60,659	63,817	105.2%
New equipment sales	29,308	71,013	(41,705)	(58.7)%
Parts sales	36,082	48,976	(12,894)	(26.3)%
Services revenues	21,058	25,633	(4,575)	(17.8)%
Non-Segmented revenues	3,208	4,754	(1,546)	(32.5)%
Total revenues	$1,083,410	$891,401	$192,009	21.5%

Total Revenues. Our total revenues were $1.1 billion for the nine months ended September 30, 2023 compared to $891.4 million for the nine months ended September 30, 2022, an increase of $192.0 million, or 21.5%. Revenues for all reportable segments and non-segmented other revenues are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the nine months ended September 30, 2023 increased $188.9 million, or 27.8%, to $869.3 million from $680.4 million in the nine months ended September 30, 2022. The increase in equipment rental revenues was primarily due to our larger fleet and increased rental rates as compared to the prior year.

Rentals. Rental revenues increased $168.5 million, or 28.0%, to $771.1 million for the nine months ended September 30, 2023 compared to $602.6 million for the nine months ended September 30, 2022. Rental revenues from material handling equipment increased $52.7 million, aerial work platform equipment increased $47.2 million, earthmoving equipment increased $40.1 million and other equipment increased $28.5 million. Our average rental rates for the nine months ended September 30, 2023 increased 7.0% compared to the same period last year. Our average rental rates do not include the impact of the OSR acquisition for the 2023 period. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine months ended September 30, 2023 was 40.3% compared to 40.5% in the nine months ended September 30, 2022, a decrease of 0.2%. The decrease in comparative rental equipment dollar utilization was the net result of a decrease in rental equipment time utilization and an increase in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was 68.9% for the nine months ended September 30, 2023 compared to 72.4% in the nine months ended September 30, 2022, a decrease of 3.5%.

The decrease in rental equipment time utilization as a percentage of original equipment cost was largely reflective of the increase in fleet size and our expansion efforts.

Rentals Other. Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the nine months ended September 30, 2023 were $98.2 million compared to $77.8 million for the nine months ended September 30, 2022, an increase of $20.4 million, or 26.2%. The increase was primarily related to increased rental revenues discussed above.

Used Equipment Sales Revenues. Our used equipment sales increased $63.8 million, or 105.2%, to $124.5 million for the nine months ended September 30, 2023 from $60.7 million for the nine months ended September 30, 2022. This increase is reflective of our fleet management strategy and our decision to capitalize on the high demand for used equipment. Sales of used earthmoving equipment increased $34.6 million, sales of used material handling equipment increased $17.1 million and sales of used aerial work platform equipment increased $8.7 million.

New Equipment Sales Revenues. Our new equipment sales for the nine months ended September 30, 2023 decreased $41.7 million, or 58.7%, to $29.3 million from $71.0 million for the nine months ended September 30, 2022. This decrease is primarily reflective of the sale of our Komatsu Earthmoving Distributorship during the fourth quarter of 2022 as sales of new earthmoving equipment decreased $39.2 million. Additionally, sales of new other equipment and material handling equipment decreased $2.5 million and $1.8 million, respectively. Offsetting these decreases, sales of new aerial work platform equipment increased $1.9 million.

Parts Sales Revenues. Our parts sales revenues for the nine months ended September 30, 2023 decreased $12.9 million, or 26.3%, to $36.1 million from $49.0 million for the nine months ended September 30, 2022.

Services Revenues. Our services revenues for the nine months ended September 30, 2023 decreased approximately $4.6 million, or 17.8%, to $21.1 million from $25.6 million for the nine months ended September 30, 2022.

Non-Segmented Other Revenues. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the nine months ended September 30, 2023 and 2022, our non-segmented other revenues were $3.2 million and $4.8 million, respectively, a decrease of $1.5 million.

Gross Profit.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Segment Gross Profit (Loss):
Equipment rentals
Rentals	$395,741	$321,173	$74,568	23.2%
Rentals other	4,841	7,040	(2,199)	(31.2)%
Total equipment rentals	400,582	328,213	72,369	22.0%
Used equipment sales	73,080	28,844	44,236	153.4%
New equipment sales	4,030	10,164	(6,134)	(60.4)%
Parts sales	10,346	13,559	(3,213)	(23.7)%
Services revenues	13,028	16,511	(3,483)	(21.1)%
Non-segmented revenues gross loss	(2,944)	(1,494)	(1,450)	(97.1)%
Total gross profit	$498,122	$395,797	$102,325	25.9%

Total Gross Profit. Our total gross profit was $498.1 million for the nine months ended September 30, 2023 compared to $395.8 million for the nine months ended September 30, 2022, an increase of $102.3 million, or 25.9%. Total gross profit margin for the nine months ended September 30, 2023 was 46.0%, an increase of 1.6% from the 44.4% gross profit margin for the nine months ended September 30, 2022. Gross profit and gross margin for all reportable segments and non-segmented other revenues are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the nine months ended September 30, 2023 increased $72.4 million, or 22.0%, to $400.6 million from $328.2 million in the nine months ended September 30, 2022. Total gross profit margin from equipment rentals for the nine months ended September 30, 2023 was 46.1% compared to 48.2% for the same period in 2022, a decrease of 2.1%.

Rentals: Rental revenues gross profit increased $74.6 million, or 23.2%, to $395.7 million for the nine months ended September 30, 2023 compared to $321.2 million for the nine months ended September 30, 2022. The increased gross profit was the result of increased rental revenues of $168.5 million for the nine months ended September 30, 2023 compared to the same period last year, which was partially offset by a $69.9 million increase in rental depreciation and a $24.1 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current period as compared to the prior period. Gross profit margin on rentals for the nine months ended September 30, 2023 was 51.3% compared to 53.3% for the nine months ended September 30, 2022, a decrease of 2.0%. Depreciation expense was 33.5% of rental revenues for the nine months ended September 30, 2023 compared to 31.2% for the same period in 2022, an increase of 2.3%, resulting primarily from our OSR acquired fleet. As a percentage of revenues, rental expenses were 15.2% for the nine months ended September 30, 2023 compared to 15.5% for the same period last year, a decrease of 0.3%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the nine months ended September 30, 2023 was $4.8 million compared to $7.0 million for the same period in 2022, a decrease of $2.2 million. Gross profit margin was 4.9% for the nine months ended September 30, 2023 compared to 9.0% for the same period last year, a decrease of 4.1%.

Used Equipment Sales Gross Profit. Our used equipment sales gross profit for the nine months ended September 30, 2023 increased $44.2 million, or 153.4%, to $73.1 million from $28.8 million in the same period in 2022 on increased used equipment sales of $63.8 million. Gross profit margin on used equipment sales for the nine months ended September 30, 2023 was approximately 58.7%, up 11.1% from 47.6% for the nine months ended September 30, 2022, primarily as a result of higher used equipment gross margins across all product lines. Our used equipment sales from the rental fleet, which comprised 99.2% and 91.8% of our used equipment sales for the nine months ended September 30, 2023 and 2022, respectively, were approximately 243.9% and 202.0% of net book value for the nine months ended September 30, 2023 and 2022, respectively.

New Equipment Sales Gross Profit. Our new equipment sales gross profit for the nine months ended September 30, 2023 decreased $6.1 million, or 60.4%, to $4.0 million compared to $10.2 million for the nine months ended September 30, 2022 on decreased new equipment sales of $41.7 million. The decreased gross profit was primarily due to a decrease of earthmoving equipment sales due to the sale of our Komatsu Earthmoving Distributorship. Gross profit margin on new equipment sales was 13.8% for the nine months ended September 30, 2023, compared to 14.3% for the same period last year, a decrease of 0.5%.

Parts Sales Gross Profit. Our parts sales gross profit for the nine months ended September 30, 2023 was $10.3 million, a decrease of $3.2 million, or 23.7%, from a gross profit of $13.6 million for the same period last year on decreased parts sales of $12.9 million. Gross profit margin for the nine months ended September 30, 2023 and 2022 was 28.7% and 27.7%, respectively.

Services Revenues Gross Profit. For the nine months ended September 30, 2023, our services revenues gross profit decreased $3.5 million, or 21.1%, to $13.0 million from $16.5 million for the nine months ended September 30, 2022 on decreased services revenues of $4.6 million. Gross profit margin for the nine months ended September 30, 2023 was 61.9%, a decrease of 2.5% from 64.4% in the nine months ended September 30, 2022.

Non-Segmented Other Revenues Gross Loss. Our non-segmented other revenues relate to equipment support activities that we provide to customers in connection with used and new equipment sales and parts and services revenues and are not generally allocated to reportable segments. For the nine months ended September 30, 2023, our other revenues gross loss was $2.9 million compared to $1.5 million in the same period in 2022, a decrease of $1.5 million.

Selling, General and Administrative Expenses. SG&A expenses increased $49.5 million, or 19.8%, to $298.8 million for the nine months ended September 30, 2023 compared to $249.4 million for the nine months ended September 30, 2022. Employee salaries, wages, payroll taxes and other employee related expenses increased $28.3 million, primarily as a result of increased wages, commissions, incentive pay and health insurance. Facility expenses increased $4.5 million, professional fees increased $3.9 million, depreciation and amortization expenses increased $3.8 million and liability insurance costs increased $1.9 million. Approximately $23.2 million of the total increase in SG&A expenses was attributable to branches opened or acquired since January 1, 2022 with less than nine months of comparable operations in either or both of the nine months ended September 30, 2023 and 2022. SG&A expenses as a percentage of total revenues for the nine months ended September 30, 2023 and 2022 were 27.6% and 28.0%, respectively.

Impairment of Goodwill. Impairment of goodwill incurred in the nine months ended September 30, 2023 was $5.7 million. The impairment related to one of our five reporting units, Parts Sales. There was no impairment of goodwill for the nine months ended September 30, 2022. See Note 2 to the Condensed Consolidated financial statements for additional information.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $1.9 million for the nine months ended September 30, 2023 compared to $2.9 million for the same period last year, a decrease of $1.0 million. This decrease is due to fluctuations in the normal course of business.

Other Income (Expense). For the nine months ended September 30, 2023, our net other expenses were $38.7 million compared to $37.8 million for the nine months ended September 30, 2022. Interest expense was $44.5 million for the nine months ended September 30, 2023 compared to $40.5 million for the nine months ended September 30, 2022.

Income Taxes. We recorded an income tax expense of $41.0 million for the nine months ended September 30, 2023 compared to an income tax expense of $29.0 million for the nine months ended September 30, 2022. Our effective income tax rate for the nine months ended September 30, 2023 was 26.2% compared to 26.0% for the same period in 2022. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2023 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of September 30, 2023, we have a valuation allowance of $5.9 million for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow From Operating Activities. For the nine months ended September 30, 2023, the net cash provided by our operating activities was $276.5 million. Our reported net income of $115.8 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, impairment of goodwill, provision for inventory obsolescence, stock-based compensation expense, impairment of goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $397.6 million. These cash flows from operating activities were also positively impacted by a $10.9 million increase in accrued expenses payable and other liabilities, a $2.2 million increase in manufacturing flooring plans payable, and an $8.1 million decrease in prepaid expenses and other assets. Partially offsetting these positive cash flows were a $101.2 million increase in inventories, a $32.2 million increase in accounts receivables and an $8.4 million decrease in accounts payable.

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

Cash Flow From Investing Activities. For the nine months ended September 30, 2023, our net cash used in our investing activities was $452.0 million. Purchases of rental and non-rental equipment were $578.0 million and proceeds from the sale of rental and non-rental equipment were $126.0 million.

For the nine months ended September 30, 2022, our net cash used in our investing activities was $316.5 million. Purchases of rental and non-rental equipment were $373.5 million and proceeds from the sale of rental and non-rental equipment were $59.3 million. A $2.3 million payment related to the sale of discontinued operations was made upon the execution of the final closing statement.

Cash Flow From Financing Activities. For the nine months ended September 30, 2023, our net cash provided by our financing activities was $101.1 million. Borrowings on our senior secured credit facility amounted to $1.3 billion while payments on the facility amounted to $1.2 billion for the nine months ended September 30, 2023. Dividends paid totaled $30.0 million, or $0.825 per common share, and treasury stock purchases totaled $6.1 million. Payments on deferred financing costs related to the amended and restated credit facility totaled $4.9 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Bank, National Association as administrative agent, and the lenders named therein. At September 30, 2023, we had $142.2 million in outstanding borrowings under the Credit Facility and we could borrow up to $597.2 million, which with cash and cash equivalents on hand amounted to a liquidity position of $604.1 million. We did not have any covenant violations related to the Credit Facility. At October 19, 2023, we had $618.3 million of available borrowings under our Credit Facility, net of a $10.6 million outstanding letter of credit.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the nine months ended September 30, 2023 and for both continuing and discontinued operations for the nine months ended September 30, 2022 were approximately $595.2 million and $379.5 million, respectively, including $72.6 million and $42.3 million, respectively, of non-cash transfers from used and new equipment to rental fleet inventory. This increase in rental fleet capital expenditures reflects our branch expansion growth strategy. Our gross property and equipment capital expenditures for the nine months ended September 30, 2023 and for both continuing and discontinued operations for the nine months ended September 30, 2022 were $55.4 million and $36.3 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness) will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and cash equivalents and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future. At September 30, 2023, we had cash and cash equivalents on hand of $6.9 million. At September 30, 2023, we had available borrowings of $597.2 million, net of $10.6 million of outstanding letters of credit. At October 19, 2023, we had $618.3 million of available borrowings under the Credit Facility, net of $10.6 million of outstanding letters of credit.

Quarterly Dividend

On August 11, 2023, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on September 15, 2023, totaling approximately $10.0 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

With the exception of the above, there have been no significant changes in our exposure to market risk during the three months ended September 30, 2023. For an additional discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the share purchase activity for the three months ended September 30, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1-31, 2023	—		—	—
August 1-31, 2023	57,421	(1)	$49.22	—
September 1-30, 2023	—		—	—
Total	57,421		$49.22	—	$—
(1)
On August 1, 2023, 60,955 shares of non-vested stock that were issued in 2022 vested at $49.78 per share. Certain holders of those vested shares returned an aggregate of 24,166 shares of common stock to the Company during the quarter ended September 30, 2023 as payment for their respective withholding taxes. This resulted in an addition of 24,166 shares to treasury stock.

On August 2, 2023, 30,800 shares of non-vested stock that were issued in 2021 vested at $48.90 per share. Certain holders of those vested shares returned an aggregate of 11,572 shares of common stock to the Company during the quarter ended September 30, 2023 as payment for their respective withholding taxes. This resulted in an addition of 11,572 shares to treasury stock.

On August 3, 2023, 57,231 shares of non-vested stock that were issued in 2020 vested at $48.77 per share. Certain holders of those vested shares returned an aggregate of 21,683 shares of common stock to the Company during the quarter ended September 30, 2023 as payment for their respective withholding taxes. This resulted in an addition of 21,683 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: October 26, 2023	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer and Director (Principal Executive Officer)

Dated: October 26, 2023	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)