Form 10-K
period 2023-12-31
H&E Equipment Services, Inc.
filed 2024-02-22
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,664,306,676 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 15, 2024, there were 36,464,701 shares of common stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2023.

Auditor Firm Id:	243	Auditor Name:	BDO USA, P.C.	Auditor Location:	Dallas, Texas, USA

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•
general economic and geopolitical conditions in North America and elsewhere throughout the globe and construction and industrial activity in the markets where we operate in North America;
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
•
increased maintenance and repair costs as our fleet ages and decreases in our equipment’s residual value;
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
•
our ability to integrate any businesses or assets we acquire;
•
competitive pressures;
•
security breaches, cybersecurity attacks, increased adoption of artificial intelligence technologies, failure to protect personal information, compliance with data protection laws and other disruptions in our information technology systems;
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

PART I

Item 1. Business

Our Company

Founded in 1961 through our predecessor companies, we have been in the equipment services business for approximately 62 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the combination of Head & Engquist Equipment, LLC, a wholly-owned subsidiary of Gulf Wide Industries, L.L.C., and ICM Equipment Company L.L.C. In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc., a Delaware corporation.

We have built an extensive infrastructure that as of December 31, 2023 includes 137 branch facilities located in 30 states throughout the United States. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. The Company’s construction rental fleet is among the industry’s youngest with an equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines.

While we primarily focus on providing rental equipment to our customers, we additionally sell rental and new equipment, parts, repair and maintenance functions to our customers. This approach provides us with multiple points of customer contact, an effective method to manage our rental fleet through efficient maintenance and the profitable distribution of fleet. Our management, from the corporate level down to the branch store level, has extensive industry experience. We believe that the operating experience and extensive infrastructure we developed throughout our history as an integrated equipment services company provides us with a competitive advantage to broaden our industry expansion and successfully transition to operate as a pure-play rental company.

Industry Background

Although there has been some consolidation within the industry over a number of years, including the acquisitions of NES Rentals, Neff Corporation and Ahern Rentals by United Rentals, Inc. (“URI”), the U.S. construction equipment distribution and rental industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. The industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, demand for rental equipment and additional, region-specific factors. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include URI, Sunbelt Rentals, and Herc Rentals. Examples of equipment dealers include Finning and Toromont. Historically, we operated substantially in both channels, but in recent years we have transitioned to operate purely as an equipment rental company. Many pure equipment rental companies also provide parts and service support to customers.

Products and Services

Equipment Rentals. We rent our construction equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2023, consisted of approximately 61,044 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $2.8 billion and an average age of approximately 39.7 months.

Sales of Rental Equipment. We sell used equipment primarily from our rental fleet. For the year ended December 31, 2023, approximately 99.3% of our used sales revenues were derived from sales of rental fleet.

Sales of New Equipment. We sell new construction equipment and are a U.S. distributor for nationally recognized suppliers including Takeuchi, JLG Industries, Gehl, and Genie Industries (Terex).

Parts Sales. We provide parts to our own rental fleet and sell parts to customers for the equipment we sell. We maintain a parts inventory in order to provide timely parts and service support to our own rental fleet as well as to our customers. In addition, our parts operations enable us to maintain a high-quality rental fleet and provide additional product support to our end users.

Service Support. We provide maintenance and repair services to our own rental fleet and for our customers’ owned equipment. We devote resources to training our technical service employees and over time, we have built a service infrastructure that we believe would be difficult for companies without the requisite resources and lead time to effectively replicate.

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
•
purchasing power gained through purchases for our rental operations fleet; and
•
operational cost efficiencies across our organization, including with respect to purchasing, information technology, back-office support and marketing.

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

Diverse Customer Markets. We provide equipment rental services to customers in a wide variety of markets, including non-residential construction, industrial, infrastructure, and other industries. We believe that the diversification of our customer base reduces our end-market exposure to any one particular market.

Complementary Parts and Services Segments. Our parts and services businesses allow us to maintain our rental fleet in excellent condition and to offer our customers high-quality rental equipment.

Well-Developed Infrastructure. We have built an infrastructure that as of December 31, 2023 included a network of 137 branch facilities in 30 states. Our workforce included, as of December 31, 2023, a highly-skilled group of approximately 613 service technicians and an aggregate of 332 sales people in our sales force. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers and provides an advantage when competing for lucrative fleet and project management business as well as the ability to quickly capitalize on new opportunities.

Strong Supplier Relationships. We have longstanding relationships with nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Takeuchi, JCB, John Deere, Yanmar, Skyjack, Sany and Case. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs.

Customized Information Technology Systems. Our information systems allow us to actively manage our business and our rental fleet. We have a customer relationship management system that provides our sales force with real-time access to critical jobsite information. This comprehensive sales management tool enhances our regional territory operations by increasing the productivity and efficiency of our sales representatives and managers. We are expanding our proprietary, automated digital customer platform, CONNECT, which offers comprehensive self-service capabilities allowing customers to reserve equipment, schedule delivery, make payments, manage contracts, utilize telematics, customize reports, make service requests and access customer support. In addition, our enterprise resource planning system enhances our ability to provide more timely and meaningful information to manage our business.

Strong Customer Relationships. We have a diverse base of approximately 44,200 customers as of December 31, 2023 who we believe value our high level of service, knowledge and expertise. Our customer base includes a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. Our branches enable us to closely service local and regional customers, while our infrastructure enables us to effectively service multi-regional and national accounts. We believe that our expansive presence and commitment to superior service at all levels of the organization is a key differentiator to many of our competitors. As a result, we spend a significant amount of time and resources to train all key personnel to be responsive and deliver high quality customer service and well-maintained equipment so that we can maintain and grow our customer relationships.

Experienced Management Team. Our senior management team is led by Bradley W. Barber, our Chief Executive Officer, who has over 29 years of industry experience. Our senior and regional management team have approximately 26 years on average of industry experience. Our branch managers have extensive knowledge and industry experience as well.

Our Business Strategy

Our business strategy includes, among other things, managing the life cycle of our rental equipment, expanding our rental product offerings, increasing the availability of our product offerings through branch expansion and pursuing selective acquisitions. However, the timing and extent to which we implement these various aspects of our strategy depend on a variety of factors, many of which are outside our control, such as general economic and geopolitical conditions and construction activity in the U.S.

Managing the Life Cycle of Our Rental Equipment. We actively manage the size, quality, age and composition of our rental fleet, employing a “cradle through grave” approach. During the life of our rental equipment, we (1) aggressively negotiate on purchase price; (2) use our customized information technology systems to closely monitor and analyze, among other things, time utilization (equipment usage based on customer demand and calculated as our fleet’s original equipment cost on-rent divided by our fleet’s total original equipment cost, averaged over the time period), rental rate trends and pricing optimization and equipment demand; (3) continuously adjust our fleet mix and pricing; (4) maintain fleet quality through quality control inspections and our on-site parts and services support; and (5) dispose of fleet through sales of rental equipment. This allows us to purchase our rental equipment at competitive prices, optimally utilize our fleet, cost-effectively maintain our equipment quality and maximize the value of our equipment at the end of its useful life.

Expanding our Rental Product Offerings. We intend to expand our product offerings to customers by offering specialty rental product solutions. Recently, we introduced trench safety product solutions and pump and power equipment in selected markets. It is our intention to expand these specialty rental offerings throughout our geographic footprint. Specialty rental product offerings typically provide higher margin opportunities than general rental products.

Increasing the Availability of our Product Offerings through Branch Expansion. We intend to expand our network of branch locations, thereby increasing the availability of rental products to our customers to meet their specific needs. Our branch expansion strategy focuses on expanding in markets where we have a presence and benefit from name and brand recognition. Expanding our branch network allows us to grow our margins and improve profitability through revenue mix and by leveraging our fixed costs.

Executing Strategic Divestitures. We are now a pure-play rental company transitioning over the past few years from our historical operations as an integrated equipment services company by completing strategic divestitures of our distribution channels. We completed one divesture during the year ended December 31, 2022 and two divestitures during the year ended December 31, 2021. On December 15, 2022, we sold our Komatsu distribution rights in Louisiana to Waukesha-Pearce Industries, LLC. On September 17, 2021, we sold our Little Rock, Arkansas and Springdale, Arkansas owned-branches to Bramco, Inc. and relinquished our related territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi. Effective October 1, 2021, we sold our crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. The crane business sale represents our strategic shift to a pure-play rental business and qualified for discontinued operations accounting treatment.

Pursuing Selective Acquisitions. We intend to continue to evaluate and pursue, on an opportunistic basis, acquisitions that meet our selection criteria with the objective of increasing our revenues, improving our profitability, and strengthening our competitive position. We are focused on identifying and acquiring rental companies, including general rental and specialty rental companies, to complement our existing business, broaden our geographic footprint, and increase our density in existing markets, as well enter new markets where feasible expansion opportunities may exist. Growth through acquisitions allows us to leverage our fixed costs and grow profitability. We have completed five acquisitions over the last six years. Effective January 1, 2018, we completed the acquisition of Contractors Equipment Center, LLC. Effective April 1, 2018, we completed the acquisition of Rental Inc. Effective February 1, 2019, we completed the acquisition of Cobra Equipment Rentals, LLC, dba We-Rent-It. Effective October 1, 2022, we completed the acquisition of One Source Equipment Rentals, Inc. (“OSR”), a privately-held equipment rentals company with 10 branch locations primarily in the Midwest. Effective November 1, 2023, we completed the acquisition of Giffin Equipment Rentals, a privately-held equipment rentals company with three branch locations in California.

Customers

We have a wide range of customers across diverse markets. We serve approximately 44,200 customers in the United States, primarily in the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. Our customers include industrial and commercial companies, construction contractors, manufacturers, public utilities, maintenance contractors, municipalities and numerous and diverse other large industrial accounts. They range from individuals to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our infrastructure enables us to effectively service multi-regional and national accounts. Our contracts with customers vary in duration, but substantially all of our rental contracts include rates for daily, weekly or monthly use and typically include cancellation clauses without termination penalties. In 2023, our largest customer accounted for less than 4% of total revenues. No single customer accounted for more than 10% of our total revenue in 2023. Our top ten customers combined accounted for approximately 7.6% of our total revenues in 2023.

Suppliers

We purchase a significant amount of equipment from leading, nationally-known original equipment manufacturers. We purchased approximately 52.8% of our equipment from five manufacturers (JCB, Skyjack, Sany, John Deere, and SkyTrak) during the year ended December 31, 2023. These relationships improve our ability to negotiate equipment acquisition pricing. Additionally, we also purchase equipment from nationally-recognized equipment suppliers including JLG Industries, Gehl, Komatsu, Case and Takeuchi. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely equipment.

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We historically operated as an integrated equipment services company by renting, selling and providing parts and services support. Although there has been some consolidation within the equipment industry in recent years, the equipment industry remains highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, URI, Sunbelt Rentals and Herc Rentals) to small, independent businesses with a limited number of locations.

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

Seasonality

Although our business is not significantly impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities is directly related to non-residential and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

Equipment cycles are also subject to some seasonality with the peak rental periods occurring during the spring and summer seasons and peak selling periods occurring during the fourth quarter.

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

Human Capital

We believe our employees are our greatest asset. As of December 31, 2023, we had approximately 2,765 employees, of which 977 are salaried personnel and 1,788 are hourly personnel. A collective bargaining agreement relating to two branch locations covers approximately 75 of our employees. We believe our relations with our employees are favorable and we have never experienced a work stoppage. Generally, the total number of employees remains relatively consistent throughout the year. Acquisition activity or the opening of new branches may increase the number of our employees or fluctuations in the level of our business activity could require some staffing level adjustments in response to align with customer demand.

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

Health and Safety. The health and safety of our employees is an unwavering core value and is prioritized through our LIVESAFE program, which focuses on employee safety at work, home, and play. Senior operational leaders play a vital role in the communication, implementation, and follow-through of our safety program and we require accountability, commitment and compliance from all employees. Behavioral safety is the foundation of our safety culture, which incorporates elements such as job safety observations, near miss reporting, safety meetings and ride-along programs, among others. We also require all new hires to perform job specific and regulatory training. Additionally, we require all employees to participate in annual safety training. These proactive measures in conjunction with the full implementation of stop-work authority at all levels helps to set a culture of safety at branch locations. Assessments and standard safety performance metrics provide for transparency and accountability at all levels of our organization while incentive programs focus on accident prevention and behavior safety improvements to reward employee safety performance. Utilizing Occupational Safety and Health Administration (“OSHA”) standard metrics, in 2023 our lost time incident rate was 0.10 and our total reportable incident rate was 0.98.

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

Inclusion and Diversity. We strive to build a team that reflects the wide diversity of customers and communities that we serve across the country. Moreover, we want to create a work environment in which every employee feels welcome, included and valued for their unique perspectives and experiences. The Company is committed to a full spectrum of diversity inclusive of gender, ethnicity, race, sexual orientation, age, disability, veteran status, religion, culture, background, and experiences. Our efforts focus on hiring and supporting all groups, including historically underrepresented groups. As of December 31, 2023, approximately 29% of our workforce were people of color and 14% of our workforce are female. During 2023, we partnered with the Department of Defense’s SkillBridge Program, which provides service members with the opportunity to participate in industry training programs while transitioning out of their military careers. We intend to continue these and other efforts to further diversify our team as we build a more inclusive workplace.

Training and Development. Development and advancement opportunities are one of the most important factors in retaining our employees. Programs to develop and enhance skills improve our business performance and provide employees with meaningful career opportunities. We offer training in an array of categories such as management and leadership, rentals, sales, parts and service, safety, technology and vehicle operations. Our talent development program includes a variety of training methodologies including field experiences, on-the-job training, online/system supported training, classroom training and helpdesk support. On an annual basis, our full-time employees average 54 hours of training and development per year.

Social Responsibility. We believe strong businesses and strong communities depend upon one another. We share our success by giving back to communities and, in turn, they provide us with the talent required to drive our business success. We encourage our branches to pursue outreach opportunities that best meet the needs of their respective communities and interests of their employees. At the corporate level, we focus on the education of disadvantaged youth, outreach programs and community awareness to aid individuals and families seeking treatment and recovery services and mental health resources in our headquarters community of Baton Rouge, Louisiana. In recent years, we have provided philanthropic and volunteer support to two innovative local high schools where children of low-income parents can receive a college preparatory education and assisted to fund an outreach program providing community awareness for mental health and recovery services. We also administer a business and employee assistance fund that supports small businesses and employees in emergency situations and disaster recovery.

Sustainability

H&E recognizes the importance of environmental stewardship, social responsibility and transparent governance. We are committed to advancing each of these through our business conduct and operations. A cross-functional environmental, social and governance (“ESG”) task force of senior management leads this work with oversight from the ESG Committee of the Company’s Board of Directors. During 2022, we engaged an external resource to begin initial development of an ESG strategy and ESG programs and policies that will serve as a blueprint to guide our progress going forward, and during 2023 we continued to work with them on building our ESG framework. Additionally in 2023, we published an ESG page on our Company’s web page as part of our commitment to advancing our ESG reporting and disclosures to customers, manufacturers, and investors alike.

We are working to identify and understand areas of the business in which we can reduce the environmental impact, including our carbon footprint. As an example, we have deployed telematics tracking and strategies to improve the management of our transportation fleet, which has resulted in our ability to reduce the idle time of our transportation vehicles, saving fuel consumption. While to date we have not completed an inventory of our greenhouse gas emissions, we realize that use of rental equipment by customers is a significant component. To address this, we are committed to evaluating alternative fuel and electric products for our rental fleet as these technologies become available, are successfully tested in the field of operation and as customer demand for them increases. Our battery and electricity powered equipment currently comprise 34% of the units we rent as of December 31, 2023. Our environmentally friendly fleet includes a range of battery-powered and hybrid equipment such as scissor lifts, boom lifts and material handling equipment.

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
•
the charter of our Environmental, Social and Governance (ESG) Committee; and
•
the charter of our Audit Committee.

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

Operational and Competitive Risks

Our business could be adversely affected by declines in construction and industrial activities, or a downturn in the economy or geopolitical conditions in general, which could lead to decreased demand for equipment, depressed equipment rental rates and lower sales prices, resulting in a decline in our revenues, gross margins and operating results.

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
•
unfavorable credit markets affecting end-user access to capital, as well as our access to capital when or if needed;
•
adverse changes in federal, state and local government infrastructure spending or the related regulatory regime;
•
an increase in costs, including the cost of construction materials, as a result of inflation or other factors;
•
excess fleet in the equipment rental industry;
•
adverse weather conditions or natural disasters which may affect a particular region;
•
a decrease in the level of exploration, development, production activity and capital spending by oil and natural gas companies;
•
a prolonged shutdown of the U.S. government;
•
an increase in interest rates;
•
supply chain disruptions;
•
geopolitical conditions, including the war in Ukraine and escalation of conflicts in the Middle East, including the Israel/Hamas war;
•
public health crises and epidemics and similar health concerns; or
•
terrorism or hostilities involving the United States.

These factors have in the past, and could in the future, among other things, cause weakness in our end-markets and impact customer demand for equipment rentals, reduce the availability and productivity of our employees, increase our costs, result in delayed payments from our customers and uncollectible accounts, impact previously announced strategic plans or impact our ability to access funds from financial institutions and capital markets on terms favorable to us, or at all. Weakness or deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet.

We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Our financial results, operations and forecasts depend significantly on worldwide economic and geopolitical conditions, the demand for our products, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. In 2022, the U.S. experienced significantly heightened inflationary pressures and subsequent economic recovery, causing disruptions in demand, supply chains, and labor markets. The general economy in 2022 was also affected by the war in Ukraine and associated increase in energy costs. While the global inflation rate began to stabilize and, in some cases decline, in 2023 as a result of central bank policy tightening, core inflation has proved persistent as a result of the preceding factors, in addition to others such as the escalating number of significant conflicts throughout the globe. We may not be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have an adverse effect on our results of operations. In addition, if the U.S. economy enters a recession, we may experience sales declines which could have an adverse effect on our business, operating results and financial condition.

Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. For instance, in the event of a recession or threat of a recession, our customers and suppliers may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could impair our banking or other business partners, on whom we rely for access to capital. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, could have an adverse effect on our operating results.

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

An economic downturn or economic uncertainty makes it difficult for us to forecast trends, our future operating performance, cash flows and financial position, which could have an adverse impact on our business and financial condition. Additionally, uncertainty regarding future oil and natural gas prices have negatively impacted the exploration, production and construction activity of our customers in those markets. Uncertainty regarding future equipment product demand could cause us to maintain excess equipment inventory and increase our equipment inventory carrying costs. Failure to accurately forecast these trends could cause us to change or re-evaluate certain of our strategies, including as it relates to acquisitions or opening of new branch locations. Alternatively, this forecasting difficulty in addition to labor shortages and supply chain disruptions could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market shares.

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
•
changes in the size of our rental fleet and/or in the rate at which we sell used equipment from our fleet;
•
changes in customer, fleet, geographic and segment mix;
•
an overcapacity of fleet in the equipment rental industry;
•
changes to technological requirements in our equipment or in our rental platforms;
•
severe weather and seismic conditions temporarily affecting the regions where we operate;

•
supply chain or other disruptions that impact our ability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all;
•
cost increases as a result of inflation;
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
•
the effectiveness of integrating acquired businesses, or acquired assets, and new start-up locations; and
•
timing of acquisitions and new location openings and related costs.

In addition, we incur various costs when integrating newly acquired businesses or opening new start-up locations, and the profitability of a new location is generally expected to be lower in the initial months of operation.

The impacts of a global pandemic and similar health concerns, could have a significant impact on worldwide economic conditions and could have a material adverse effect on our operations and financial results.

A significant outbreak of epidemic, pandemic, or contagious diseases, could cause a widespread health crisis that could result in an economic downturn, affecting the supply and/or demand for our equipment. Any quarantines, labor shortages or other disruptions to us, our suppliers, or our customers would likely adversely impact our sales and operating results. The extent of any additional impact from a pandemic on the Company’s operational and financial performance and liquidity will depend on various developments, including the duration and spread of the outbreak, governmental limitations on business operations generally, and its and their impact on potential customers, employees, and suppliers, vendors and distribution partners. As we cannot predict the potential future impact of the duration or scope of a global pandemic or similar health concerns, any resulting future financial impact cannot be reasonably estimated. In addition, to the extent that a global pandemic or similar health concerns adversely affect our results of operations or financial position, it may also heighten the other risks described in this Item 1A-Risk Factors.

We are subject to competition, which may have a material adverse effect on our business by reducing our ability to increase or maintain revenues or profitability.

The equipment rental industry is highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from global, national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of availability, quality, reliability, delivery, price, technology and environmental friendliness. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, competition may begin to emerge on the basis of information technology infrastructure. We expect our competitors to continue to improve their information technology systems, including the use of artificial intelligence (“AI”) and machine learning solutions, to further enhance operations and their rental platforms. Our ability to innovate our own technology infrastructure and appropriately address user experience will affect our ability to compete.

We purchase a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business, as we may be unable to obtain equipment in an adequate or timely manner.

We purchase most of our equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2023, we purchased approximately 52.8% of our equipment from five manufacturers (JCB, Skyjack, Sany, John Deere, and SkyTrak). Although we believe that we have alternative sources of supply for the equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain equipment in an adequate or timely manner. Additionally, if one of these manufacturers shuts down or if two or more of them consolidate operations, this could have a significant effect on supply and pricing of equipment and thus could have a material adverse effect on our business, financial condition or results of operations.

Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance.

Supply chain disruptions could impact our ability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all. To date, our supply chain disruptions related to the timing of receiving equipment orders, which have been moderate and did not extend beyond a significant period of time. We may experience more severe supply chain disruptions in the future or one or more supplier’s inability to manufacture or deliver equipment or parts. Any suspension or delay in any of our suppliers’ ability to provide us adequate equipment or supplies, or in our ability to procure equipment or supplies from other sources in a timely manner or at all, could impair our ability to meet customer demand and therefore could have a material adverse effect on our business, financial condition or results of operations.

The cost of new equipment that we purchase for use in our rental fleet may increase and therefore we may spend more for such equipment. In some cases, we may not be able to procure equipment on a timely basis due to supplier constraints.

The cost of new equipment from manufacturers that we purchase for use in our rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, labor shortages, inflation, supply chain disruptions or due to increased regulatory requirements, such as those related to emissions and climate change. In addition, in an effort to combat climate change, our customers may require our rental equipment to meet certain standards. If we are unable to meet such standards, then the expectations of our customers, business and results of operations could be materially adversely affected. These increases could materially impact our financial condition or results of operations in future periods if we are not able to pass such cost increases through to our customers.

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
•
advances in equipment technology and emission controls that may not be available for older equipment;
•
the supply of used equipment on the market; and
•
general economic conditions.

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2023, we sold used equipment from our rental fleet at an average selling price of approximately 255.0% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If our rental fleet ages, our operating costs may increase, we may be unable to pass along such costs, and our earnings may decrease. The costs of new equipment we use in our fleet may increase, requiring us to spend more for replacement equipment or preventing us from procuring equipment on a timely basis.

If our rental equipment ages, the costs of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future and could lead to material adverse effects on our results of operations. In addition, older equipment may not be as attractive to our customers.

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

As of December 31, 2023, we have approximately 75 employees in Utah, a significant territory in our Intermountain region, who are covered by a collective bargaining agreement and approximately 2,690 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

Increases or fluctuations in fuel costs or reduced supplies of fuel could harm our business.

We in the past have been, and in the future could be, adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us for transporting equipment from one branch to another branch or one region to another region. In addition, the cost of fuel could cause our clients to change capital allocation decisions and may even cause them to delay or cancel projects. A significant or protracted price fluctuation or disruption of fuel supplies could have an adverse effect on our financial condition and results of operations. Additionally, potential climate change regulation, including a potential carbon tax, could increase the overall cost of fuel to us and have a material adverse effect on us; see additional discussion of climate risks below.

Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.

Climate change and its association with greenhouse gas emissions is receiving increased attention from the scientific and political communities. The U.S. federal government, certain U.S. states and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories. See “We could be adversely affected by environmental and safety requirements and regulations, including those regarding climate change, which could subject us to increased operational costs that could materially and adversely impact our liquidity and operating results” for a discussion of the Environmental Protection Agency’s (the “EPA”) newly issued final rule to reduce gas emissions. Additionally, the SEC is considering implementing new climate change disclosure rules and other federal or state agencies may do the same. These new reporting rules may be difficult to comply with, increase costs of operation and influence customer behavior and demand.

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

An element of our growth strategy is to selectively pursue, on an opportunistic basis, acquisitions of additional businesses or assets of businesses, in particular rental companies that complement our existing business and footprint. The success of this element of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into our own, including with respect to financial reporting and regulatory matters. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements. We also regularly review other potential strategic transactions, including dispositions, which are also subject to claims by third parties and by the buyers under the terms of our disposition agreements.

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
•
systems integration, as well as, the integration of corporate cultures and maintenance of employee morale;
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
•
potential unknown liabilities.

Furthermore, general economic conditions, economic or geopolitical uncertainty, or unfavorable global capital and credit markets could affect the timing and extent to which we successfully acquire and integrate new businesses or dispose of existing businesses, which could limit our revenues and profitability.

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

We would expect to pay for any future acquisitions using cash or available borrowings, but to the extent that our existing sources of cash or borrowings are not sufficient, we would expect to need additional debt or equity financing, which involves its own risks, such as the dilutive effect on shares held by our stockholders if we financed acquisitions by issuing convertible debt or equity securities, or the risks associated with debt incurrence, such as increase debt service obligations and covenant compliance requirements.

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

Disruptions in the global capital and credit markets as a result of an economic downturn, economic or geopolitical uncertainty as result of escalating and potential global conflicts, including those in Ukraine, the Middle East and China, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. Additionally, unfavorable market conditions may depress demand for our products and services or make it difficult for our customers to obtain financing and credit on reasonable terms. Unfavorable market conditions also may cause more of our customers to be unable to meet their payment obligations to us, increasing delinquencies and credit losses. If we are unable to manage credit risk adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions. Moreover, our suppliers may be adversely impacted by unfavorable capital and credit markets, causing disruption or delay of product availability. These events could negatively impact our business, financial position, results of operations and cash flows.

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness outstanding. As of December 31, 2023, we had total outstanding indebtedness of approximately $1.4 billion, consisting of the amount outstanding under our senior unsecured notes, our senior secured credit facility (“Credit Facility”) and our finance lease liabilities.

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

We expect to use cash flow from operations and borrowings under our Credit Facility to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough capital, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior unsecured notes and our Credit Facility, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements governing the senior unsecured notes and the Credit Facility, may limit our ability to pursue any of these alternatives. As of February 15, 2024, we had borrowings of $277.3 million outstanding under our Credit Facility leaving us with borrowing availability of $460.3 million, as a result of $12.3 million of letters of credit outstanding under the facility.

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
•
the lenders under our credit facilities, including the Credit Facility, could terminate their commitments to lend us money and foreclose against the assets securing our outstanding borrowings under their facility; and
•
we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur more indebtedness, which could further exacerbate the risks described above.

Under the terms of the agreements governing the Credit Facility and the senior unsecured notes, we and our subsidiaries may be able to incur substantial indebtedness in the future.

Additionally, our Credit Facility provides revolving commitments of up to $750.0 million in the aggregate. As of February 15, 2024, we had $460.3 million of availability under the Credit Facility, as a result of $12.3 million of letters of credit outstanding under the facility. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

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

Borrowings under the Credit Facility are at variable rates of interest, based on the U.S. prime rate and the Secured Overnight Financing Rate (“SOFR”), and expose us to interest rate risk. As such, our financial results are sensitive to movements in interest rates.

There are many economic factors outside our control that have in the past impacted, and may in the future impact, rates of interest, including publicly announced indices that underlie our interest obligations related to borrowings under the Credit Facility based on SOFR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities.

Factors that also impact interest rates include, among others, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our results of operations would be adversely impacted. Such increases in interest rates could have a material adverse effect on our financial conditions and results of operations. Notably, after years of a low interest rate environment, central banks across the globe significantly increased interest rates to stem inflation and as a result, global inflation began to stabilize. However, there is no certainty as to whether interest rates will stabilize, continue to increase or decrease.

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

In addition, our ability to refinance indebtedness will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, prospects, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions. If we are unable to refinance our indebtedness or obtain additional capital sufficient to fund our capital requirements, we may be forced, among other things, to do one or more of the following: (i) sell certain of our assets, which could affect revenue generation and profitability; (ii) reduce the size of our rental fleet, which could have a similar impact; (iii) reduce or delay capital expenditures; (iv) reduce or eliminate our dividend; (v) issue additional equity, which could have a dilutive effect on current shareholders; or (vi) forgo business opportunities, including acquisitions and joint ventures.

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

Our 137 branch locations, as of December 31, 2023, in the United States are located in 30 different states, which exposes us to a host of different federal, state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits, gas emissions and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.

We could be adversely affected by environmental and safety requirements and regulations, including those regarding climate change, which could subject us to increased operational costs that could materially and adversely impact our liquidity and operating results.

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

In addition, the U.S. Congress and other state and federal legislative and regulatory authorities in the United States have considered, and likely will continue to consider, numerous measures related to climate change, greenhouse gas emissions and other laws and regulations affecting some of our end markets, such as oil, gas and other natural resource extraction. Should such laws and regulations become effective, demand for our services could be affected, our fleet or other costs could increase and our business could be materially adversely affected. For example, the Environmental Protection Agency (the “EPA”) recently issued a final rule that will sharply reduce emissions of methane and other harmful air pollution from oil and natural gas operations, including from existing sources nationwide. The final rule includes New Source Performance Standards, to reduce methane and smog-forming volatile organic compounds from new, modified and reconstructed sources, and Emissions Guidelines, which set procedures for states to follow as they develop plans to limit methane from existing sources, including oil and natural gas operations. While we cannot be certain of this rule’s impact as we wait for states to submit their plans to the EPA for approval, we anticipate that this could adversely impact the operations of our customers, specifically those in the oil and gas industry, which could reduce demand for our services and have an adverse impact on our business.

Further, investors are placing a greater emphasis on non-financial factors, including climate risk and other ESG issues, when evaluating investment opportunities. If we are unable to provide sufficient disclosure about ESG practices or if we fail to achieve ESG goals, investors may not view us as an attractive investment, which could have a negative effect on our stock price and business. Additionally, customers are becoming increasingly focused on ESG and climate related matters and have started considering and incorporating these factors when choosing suppliers, along with existing factors such as price and affordability. If we are unable to meet those additional requirements, we could be adversely impacted.

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

Our business may be materially affected by changes to other policies governing our products, technology and technological development.

As we grow through acquisitions and advance our technology platforms, we could be required to comply with additional regulations which, if we fail to comply with, could affect the technological developments, in particular, and our company, as a whole. For instance, it is expected that laws and regulations around the use of AI and machine learning tools will increase over the next few years but it is unknown at this time what these laws and regulations will address and how and whether they will be adopted globally. If we introduce AI or machine learning into our information technology systems (as well as those of our customers through our technology platform), we could become subject to these new regulations, which may be difficult to comply with. Some of our competitors may not be required to comply, which would put us at a competitive disadvantage. In addition, we may find we do not have the right employee expertise for the advancement of AI and machine learning initiatives or that we that we haven’t provided the appropriate training to our team. Further, if we fail to adopt these new technologies we may face price pressure from competitors using lower-cost AI systems.

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

Security breaches and other disruptions in our information technology systems could limit our capacity to effectively monitor and control our operations, compromise our or our customers’ and suppliers’ confidential information or otherwise adversely affect our operating results or business reputation.

Our information technology systems, some of which are managed by third parties, facilitate our ability to monitor and control our operations and adjust to changing market conditions, including processing, transmitting, storing, managing and supporting a variety of business processes, activities and information. Further, we are expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Any disruption in any of these systems, including our customer relationship management system, or the failure of any of these systems to operate as expected, could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions.

Additionally, we collect and store sensitive data, including proprietary business information and the proprietary business information of our customers and suppliers, in data centers and on information technology networks, including cloud-based networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. However, the techniques and sophistication used to conduct cyberattacks and compromise information technology systems, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in state sponsored cyberattacks which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We rely on our technology network infrastructure and information systems to operate our business, rent our equipment, interact with vendors and customers, support and grow our customer base and bill, collect and make payments, among other functions. Our internally developed infrastructure and systems, as well as those systems and processes provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Such attacks have become more sophisticated over time, especially as threat actors have become increasingly well-funded by, or themselves include, governmental actors with significant means. We expect that sophistication of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies.

The Company has robust processes for assessing, identifying and managing material risks from cybersecurity threats that are integrated into our overall risk management process. The Company utilizes the National Institute of Standards and Technology (NIST) framework as the basis for our cybersecurity management approach. Under the supervision of the Chief Information Officer (“CIO”), we review our cybersecurity insurance policy and regularly identify all computing assets including hardware, software, and network infrastructure for a comprehensive risk assessment. We consider threats that may originate from both internal and external sources and build in technical security controls based on a defense-in-depth strategy. To identify risks, we complete vulnerability assessments on a recurring basis to proactively identify potential weaknesses. We additionally employ third party external and internal penetration testing on an annual basis to assist in identifying additional vulnerabilities in our environment. We also perform disaster recovery exercises throughout the organization annually by our in-house team. In connection with our threat management and overall risk management process, we receive recurring threat intelligence from our partners that help us recognize the updated tactics, techniques, and procedures being utilized by threat actors and apply the MITRE ATT&CK framework to review defensive coverage against cybersecurity attacks. Employees at H&E receive mandatory recurring cybersecurity training and phishing exercises to reduce the likelihood of success by threat actors. Our managed detection and response partner provides 24/7 monitoring and detection of our cybersecurity environment, which allows us to timely respond to cybersecurity events with the goal of reducing its potential impact. The Company performs an IT security assessment of critical third-party vendors prior to establishing a formal relationship and has additional processes in place to continue to oversee and identify risks associated with the use of our third-party service providers once a formal relationship is established. We additionally have a comprehensive incident response plan that outlines the appropriate procedures, communication flow and response for potential cybersecurity incidents as well as categorizations of scope, incident and impact of such incidents.

The Company’s information security and cybersecurity program is managed by our CIO whose team includes a VP of Infrastructure and Director of IT Security (collectively, “the IT Security Team”), whom all have the necessary expertise, certifications and experience to lead our enterprise-wide cybersecurity strategy, policy, architecture and processes. The CIO has over 25 years of experience and has been a member and leader of our Company’s information systems and technological advancements for the past 21 years. The Director of IT Security, reporting to our VP of Infrastructure, is responsible for our overall network security and assessing and managing cybersecurity risks and threats. The Director of IT Security has over 15 years of experience working in IT security and holds CISSP and GIAC certifications. The VP of Infrastructure reports to our CIO, and has principal responsibility for our network infrastructure and the operation of our cybersecurity program, network and system administration. The VP of Infrastructure has over 29 years of experience in system administration and has specialized in ERP systems and network infrastructure. Collectively, the IT Security Team prepares updates and presentations for the Board of Directors, Audit Committee and executive management.

The IT Security team reports the detection, mitigation and remediation of cybersecurity incidents to executive management and the Audit Committee of the Board of Directors. If we were to experience a cybersecurity incident, our Director of IT Security will inform the rest of the IT Security Team, which will then evaluate and assess the materiality of the incident to the Company, its information technology infrastructure and data integrity, and in accordance with our incident response plan, notify executive management and the necessary finance, operations and legal team functions. The CIO would determine whether the cybersecurity incident should be reported to the Audit Committee of the Board in advance of the next scheduled cybersecurity update. Once a cybersecurity incident is reported to the Audit Committee of the Board and potentially the overall Board of Directors, the Audit Committee, with the input of the IT Security Team and executive management, will determine how to address it and whether or not the incident would require external reporting.

The Company’s Board of Directors, specifically the Audit Committee, is responsible for oversight and governance related to our cybersecurity processes and risk management. The CIO reports the results of the annual comprehensive risk assessment, including the evaluation of cybersecurity risks, the actions we have taken to mitigate these risks and an analysis of cybersecurity threats and incidents across the industry to the Board of Directors on an annual basis and reports cybersecurity risk updates to the Audit Committee on a semi-annual basis, or more frequently should a cybersecurity risk or event emerge requiring additional communication. The Audit Committee will report on the cybersecurity risk updates it receives from the CIO to the Board of Directors or as needed have the CIO report subsequently to the full Board of Directors.

Item 2. Properties

As of December 31, 2023, we had a network of 137 branch facilities in 30 states in the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 137 total facilities, we lease 125 and own 12 of our locations. No one location is material to our business as a whole. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations:

State	Branch Count	State	Branch Count
Alabama	6	Mississippi	1
Arizona	3	Missouri	2
Arkansas	2	Montana	2
California	15	Nevada	2
Colorado	6	New Mexico	1
Delaware	1	North Carolina	10
Florida	13	Oklahoma	2
Georgia	6	Oregon	1
Idaho	2	Pennsylvania	1
Illinois	3	South Carolina	3
Indiana	3	Tennessee	6
Kansas	1	Texas	25
Kentucky	1	Utah	3
Louisiana	9	Virginia	3
Maryland	2	Washington	2

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to over 50 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 381 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

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

Holders

As of December 31, 2023, there were 53 stockholders of record of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

Dividends

During the years ended December 31, 2023 and 2022, we paid quarterly cash dividends totaling $1.10 per share in each year, or approximately $40.0 million and $39.9 million, respectively. We intend to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which notes that the information required by this Item is incorporated herein by reference from the Proxy Statement (as defined in Item 1 — Directors, Executive Officers and Corporate Governance).

Performance Graph

The Performance Graph below compares the cumulative five year total stockholder return on H&E Equipment Services, Inc.’s common stock beginning on December 31, 2018 and for each subsequent quarter period end through and including December 31, 2023, with the cumulative returns of the Russell 2000 Index and an industry peer group selected by us. The Company updated its peer group during the year ended December 31, 2023 to increase the size of its peer group and align with the Company’s recent transition to a pure-play rental business. As such, the peer group we selected for the year ended December 31, 2023 is comprised of the following companies: United Rentals, Inc., Herc Holdings Inc., The Ashtead Group, PLC, GATX Corporation, McGrath RentCorp, WillScot Mobile Mini Holdings Corp., Astec Industries, Inc., Alta Equipment Group Inc., RB Global, Inc., DXP Enterprises, Inc., Arcosa, Inc., and Flowserve Corporation. Our historical peer group we selected for the years prior to the year ended December 31, 2023 is comprised of the following companies: United Rentals, Inc., Herc Holdings Inc., Toromont Industries, Ltd., Finning International, Inc., and The Ashtead Group, PLC.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on December 31, 2018. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among H&E Equipment Services, Inc., the Russell 2000 Index,
2022 Peer Group and 2023 Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
H&E Equipment Services, Inc.
Russell 2000
2022 Peer Group
2023 Peer Group

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Russell Investment Group. All rights reserved.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
H&E Equipment Services, Inc.	$100.00	$170.37	$159.75	$244.59	$258.13	$304.99
Russell 2000 Index	100.00	125.52	150.58	172.90	137.56	160.85
Peer Group 2023	100.00	151.12	196.57	284.31	256.90	342.99
Peer Group 2022	100.00	148.58	205.05	319.78	275.92	382.05

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

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2023, and its results of operations for the year ended December 31, 2023, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties

(see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of December 31, 2023, we operated 137 branch locations across 30 states throughout the United States.

While focusing primarily on equipment rentals, we additionally engage in sales of rental equipment, sales of new equipment, parts sales and repair and maintenance services. The Company’s construction rental fleet is among the industry’s youngest with an equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. We are confident our operating experience and extensive infrastructure developed throughout our history as an integrated equipment services company qualified us to successfully transition to a pure-play rental company. This experience and infrastructure continues to provide us with a competitive advantage enabling us to broaden our industry expansion. Our workforce includes an outside and inside sales force for our rental operations and equipment sales, highly skilled service technicians, transportation drivers and regional and district managers. Our management, from the corporate level down to the branch store level, has extensive industry experience. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our sales force and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis, which allows us to more closely service our customers, fosters management accountability at local levels and strengthens our local and regional relationships.

Effective September 17, 2021, the Company sold its Little Rock, Arkansas and Springdale, Arkansas owned-branches. The sale included the land, building, furniture and fixtures, and shop equipment for the two branches and we relinquished the majority of our Arkansas territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi.

Effective October 1, 2021, the Company sold its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. (“the Crane Sale”). The Crane Sale met the criteria for discontinued operations presentation and as such, the results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2022 and 2021. The financial results and information below are presented on a continuing operations basis and exclude the Crane Sale, unless otherwise noted specifically as discontinued operations.

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

Effective November 1, 2023, the Company completed the acquisition of Giffin Equipment (“Giffin”), a privately-held equipment rentals company with three branch locations in California.

Business Segments

We have five reportable segments because we derive our revenues from five business activities: (1) equipment rentals; (2) sales of rental equipment; (3) sales of new equipment; (4) parts sales; and (5) services revenue. Our primary segment is equipment rentals. In addition, we also have non-segmented other revenues and costs that relate to equipment support activities. These segments are based upon how we allocate resources and assess performance.

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
•
Sales of Rental Equipment. Our used sales are generated primarily from sales from our rental fleet. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide us with a profitable distribution channel for the disposal of rental equipment.
•
Sales of New Equipment. We sell equipment through a professional sales force. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our relationship with some of our key suppliers improves our ability to obtain equipment.
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

Our other revenues are non-segmented and relate to costs primarily related to ancillary charges associated with equipment maintenance and repair services, and are not generally allocated to reportable segments.

For additional information about our business segments, see Note 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Revenue Sources

We generate all of our total revenues from our five business activities and our other equipment support activities. Equipment rentals accounts for the majority of our total revenues.

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2023 by source:

Revenue

5.4%
2.7%
11.2%
80.7%
Equipment Rentals
Sales of Rental Equipment
Sales of New Equipment
Parts, Service and Other

Gross Profit

0.8%
3.7%
14.6%
80.9%
Equipment Rentals
Sales of Rental Equipment
Sales of New Equipment
Parts, Service and Other

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

Sales of Rental Equipment. We generate the majority of our used sales revenues by selling equipment from our rental fleet.

Sales of New Equipment. Our sales of new equipment operation sells equipment across all of our core categories of equipment.

Parts, Service and Other. We primarily generate revenues from the sale of parts for equipment that we rent or sell. We primarily derive our services revenues from maintenance and repair services for equipment that we rent or sell and from customers' owned equipment. Our other revenues relate primarily to ancillary charges associated with equipment maintenance and repair services.

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, rental other expenses, the costs associated with the used equipment we sell, the costs to purchase new equipment and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2023, our total cost of revenues was approximately $784.8 million. Our operating expenses consist principally of selling, general and administrative expenses (“SG&A”). For year ended December 31, 2023, our SG&A expenses were $405.4 million. In addition, we have interest expense primarily related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our Consolidated Statements of Income are not generally allocated to our reportable segments.

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

Sales of Rental Equipment. Cost of used equipment sold primarily consists of the net book value of rental equipment for used equipment sold from our rental fleet.

Sales of New Equipment. Cost of new equipment sold primarily consists of the equipment cost of the new equipment that is sold.

Parts, Service and Other. Cost of parts sales represents costs attributable to the sale of parts used in the maintenance and repair of equipment on-rent by customers and directly to customers for their owned equipment. Cost of services revenues represents costs attributable to service provided for the maintenance and repair of equipment on-rent by customers and of customer-owned equipment. Our other expenses include costs associated with ancillary charges associated with equipment maintenance and repair services.

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

Principal Cash Flows

We generate cash primarily from our operating activities and, historically, we have used cash flows from operating activities and available borrowings under the Credit Facility as the primary sources of funds to purchase new equipment and to fund working capital and capital expenditures, growth and expansion opportunities (see also “Liquidity and Capital Resources” below). The management of our working capital is closely tied to operating cash flows, as working capital can be impacted by, among other things, our accounts receivable activities, the level of equipment inventory, which may increase or decrease in response to current and expected demand, and the size and timing of our trade accounts payable payment cycles.

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at December 31, 2023 was $1.8 billion, or approximately 66.5% of our total assets. Our rental fleet as of December 31, 2023 consisted of 61,044 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $2.8 billion. As of December 31, 2023, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	27,244	44.6%	$924.3	33.1%	51.5
Earthmoving	8,604	14.1%	744.0	26.7%	23.7
Material Handling Equipment	10,212	16.7%	816.7	29.3%	39.6
Other	14,984	24.6%	306.0	10.9%	27.4
Total	61,044	100.0%	2,791.0	100.0%	39.7

Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates and judgments by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic and market conditions, competition and customer demand as part of our fleet management strategy. The mix and age of our rental fleet, as well as our cash flows, are impacted by sales of rental equipment, which are influenced by used equipment pricing at the retail and secondary auction market levels, the demand for our rental fleet, the availability of new equipment and the capital expenditures to acquire fleet. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated useful life of the specific equipment, among other things. As a result of our in-house service capabilities and extensive maintenance program, our rental fleet is well-maintained.

The original acquisition cost of our gross rental fleet increased by approximately $432.6 million, or 18.3%, for the year ended December 31, 2023, largely reflective of an increase in rental fleet capital expenditures. The average age of our rental fleet equipment decreased by approximately 3.9 months for the year ended December 31, 2023. Our average rental rates for the year ended December 31, 2023 were approximately 5.6% higher than the year ended December 31, 2022 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our core product lines for the year ended December 31, 2023 was largely consistent with that of the prior year as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10-K.

•
Economic downturns. The demand for our products is dependent on the general economy, which is in turn affected by geopolitical conditions, the stability of the global credit markets, inflationary pressures, increasing interest rates, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and industrial markets, as well as adverse credit market conditions, can cause demand for our products to materially decrease. Our operations are also impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints. To date, our supply chain disruptions have been limited and related to the timing of receiving equipment orders, which have been moderate and did not extend beyond a significant period of time. We have experienced and may continue to experience inflationary pressures, including but not limited to cost increases related to equipment, fuel and hauling expenses that we attempt to mitigate through pricing and productivity initiatives.
•
Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to rent or buy equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels and seasonality, as discussed in Item 1.

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
•
Climate Change and ESG Regulations. As discussed in Item 1—Environmental and Safety Regulations and Item 1A—Risk Factors—"We could be adversely affected by environmental and safety requirements and regulations, including those regarding climate change, which could subject us to increased operational costs that could materially and adversely impact our liquidity and operating results”, our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements. While we do not currently anticipate any material adverse effect on our business, financial condition or competitive position as a result of our efforts to comply with such requirements, new or more stringent laws or regulations regarding in environmental and worker health and safety laws could affect our operations and increase our operational and compliance expenditures. It is also possible that liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The application of many accounting principles requires us to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and they and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. We believe the following critical accounting estimates could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See also Note 2 to our Consolidated Financial Statements for a summary of our significant accounting policies.

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

The amount of depreciation expense we record is dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. None of the useful lives assumptions have changed during the prior or current period. Depreciation expense on our rental fleet as of December 31, 2023 was approximately $347.0 million. As of December 31, 2023, the estimated depreciation assuming a change in estimated useful lives for each category of equipment by two years was as follows:

Impact of 2-year change in useful life on results of operations as of December 31, 2023	Aerial Work Platforms	Earth- moving	Material Handling Equipment	Other	Total
	($ in millions)
Depreciation expense for the year ended December 31, 2023	$101.9	$112.8	$82.0	$50.3	$347.0
Increase of 2 years in useful life	77.0	79.7	90.7	61.2	308.7
Decrease of 2 years in useful life	115.5	186.0	163.3	50.3	515.2

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, that portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $19.2 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $84.1 million.

Another assumption used in our calculation of depreciation expense is the estimated salvage value assigned to our earthmoving equipment. Based on our historical data and recent experience, we have used a 25% factor of the equipment’s original cost to estimate its salvage value. This factor is subjective and subject to change in the future based upon actual results at the time we dispose of the equipment. A change of 5%, either increase or decrease, in the estimated salvage value would result in a change in our annual depreciation expense of approximately $7.4 million.

Acquisition Accounting. We have made a number of acquisitions in the past and we may continue to make additional acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest component of our acquisitions. Historically, virtually all of the rental equipment that we have acquired through business combinations have been classified as “To be Used,” rather than as “To be Sold.” Rental equipment that we acquire and classify as “To be Used” is recorded at fair value and is valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of cost or market data. Goodwill is calculated as the excess of the fair value of consideration transferred over the net of the fair value of the assets acquired and the liabilities assumed. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. The identification of assets acquired, inputs utilized for determining the fair value of assets acquired and liabilities assumed and applicable fair value methodologies, discussed more below, all include significant judgment. We have not changed our assumption methodologies during the current or prior period.

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

Evaluation of Goodwill Impairment. We evaluate goodwill for impairment annually or more frequently if triggering events occur or other impairment indicators arise that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A triggering event analysis and identification may include judgments.

Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; fair value methodologies and assumptions, and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction). Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment (i.e., a component). We have determined that each of our operating segments (Equipment Rentals, Sales of Rental Equipment, Sales of New Equipment, Parts, and Services) represents a reporting unit, resulting in five total reporting units.

As of December 31, 2023, our goodwill was comprised of the following carrying values (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2023
Equipment Rentals	$99,708
Sales of Rental Equipment	8,447
Sales of New Equipment	—
Parts Sales	—
Services Revenues	—
Total Goodwill	$108,155

During 2023, based on our evaluation of our Parts Sales reporting unit and operating segment during the third quarter, we identified a triggering event requiring an interim impairment test. This triggering event related to a sustained parts segment decline in volume and actual revenue and earnings compared with our planned revenue and earnings utilized in our most recent quantitative goodwill impairment analysis following our business’s dispositions and strategic shift to be rental focused. No triggering event was identified related to our Equipment Rental and Sales of Rental Equipment reporting units. We estimated the fair value of our Parts Sales reporting unit by weighting results from the income approach and the market approach and concluded that our Parts Sales reporting unit had a fair value less than its carrying value, resulting in a $5.7 million impairment charge. The impairment was largely due to a current year decrease in parts revenues as a result of our business’s strategic shift and recent dispositions. This revenue decline, combined with our forecasted parts revenues growth rate and operating results assumptions for the forecast period under the income approach, resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value.

We performed a qualitative assessment of goodwill impairment as of our annual testing date, October 1, 2023. We determined that it was more likely than not that the fair value of each of our reporting units containing goodwill was not less than its carrying value and, therefore, did not perform the prescribed quantitative goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent interim quantitative assessment.

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

As of October 1, 2021, our annual impairment test date, we performed a Step 1 quantitative assessment of goodwill impairment for all reporting units containing goodwill. For these reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach, as further described below. Based on this quantitative test, we determined that our Equipment Rentals, Sales of Rental Equipment and Parts Sales reporting units were not impaired as of the October 1, 2021 annual impairment testing date as their respective fair values exceeded their respective carrying values by approximately 50%, 98% and 9%, respectively. Based on the excess of fair values over the carrying values, a sensitivity analysis completed on the assumptions utilized would not result in a varying conclusion of the goodwill quantitative assessment.

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

Our deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. These estimates involve judgment. There has been no change to the assumption methodology during the current or prior period.

Our U.S. federal tax returns for 2020 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2019 and subsequent years.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for the years ended December 31, 2023 and 2022. The period-to-period comparisons of our financial results are not necessarily indicative of future results. All financial results and metrics discussed below are on a continuing operations basis.

As discussed further in Note 2 and Note 3 to our Consolidated Financial Statements, on October 1, 2021, the Company sold its crane business and during the second quarter of 2022 the Company finalized closing adjustments. The results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2022 and 2021. The Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Acquisitions and Dispositions”.

Our prior year discussion for the years ended December 31, 2022 and 2021 can be found here, in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenues.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)

Revenues:
Equipment rentals
Rentals	$1,051,632	$847,555	$204,077	24.1%
Rentals other	134,520	108,487	26,033	24.0%
Total equipment rentals	1,186,152	956,042	230,110	24.1%
Sales of rental equipment	165,074	90,885	74,189	81.6%
Sales of new equipment	39,099	92,526	(53,427)	(57.7)%
Parts, service and other	78,891	105,065	(26,174)	(24.9)%
Total revenues	$1,469,216	$1,244,518	$224,698	18.1%

Total Revenues. Our total revenues were $1.5 billion for the year ended December 31, 2023 compared to $1.2 billion for the year ended December 31, 2022, an increase of $224.7 million, or 18.1%. Revenues of our business activities are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the year ended December 31, 2023 increased $230.1 million, or 24.1%, to $1.2 billion from $956.0 million in 2022. The increase in equipment rental revenues was primarily due to our larger fleet and increased rental rates as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $204.1 million, or 24.1%, to $1.1 billion for the year ended December 31, 2023 compared to $847.6 million for the year ended December 31, 2022. Rental revenues from material handling equipment increased $65.4 million, aerial work platform equipment increased $60.0 million, earthmoving equipment increased $49.2 million and other equipment increased $29.5 million as compared to the prior period. Our average rental rates, based on the American Rental Association’s calculation methodology, for the year ended December 31, 2023 increased 5.6% compared to the year ended December 31, 2022. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2023 decreased 0.6% to 40.3% from 40.9% in 2022. The decrease in comparative rental equipment dollar utilization was the net result of a decrease in rental equipment time utilization and an increase in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 68.8% for the year ended December 31, 2023 compared to 72.3% in the year ended December 31, 2022, a decrease of 3.5%.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the year ended December 31, 2023 were $134.5 million compared to $108.5 million for the year ended December 31, 2022, an increase of $26.0 million, or 24.0%, primarily due to the increase in equipment rental revenues as described above.

Sales of Rental Equipment Revenues. Our sales of rental equipment for the year ended December 31, 2023 increased $74.2 million, or 81.6%, to $165.1 million from $90.9 million in 2022. This increase is reflective of our fleet management strategy and our decision to capitalize on the high demand for used equipment. Sales of used earthmoving equipment, material handling equipment and aerial work platform equipment increased $32.5 million, $21.1 million and $13.7 million, respectively.

Sales of New Equipment Revenues. Our sales of new equipment decreased $53.4 million, or 57.7%, to $39.1 million for the year ended December 31, 2023, from $92.5 million for the same period in 2022. This decrease is primarily reflective of the sale of our Komatsu Earthmoving Distributorship during the fourth quarter of 2022, as a result of which sales of new earthmoving equipment decreased $52.4 million. Additionally, sales of new material handling equipment and other equipment decreased $2.1 million and $1.6 million, respectively. Offsetting these decreases, sales of new aerial work platform equipment increased $2.7 million.

Parts, Service and Other Revenues. Our parts, service and other revenues decreased $26.2 million, or 24.9%, to $78.9 million for the year ended December 31, 2023 from $105.1 million for the same period in 2022. The decreases in parts and service sales were largely attributable to decreases related to earthmoving equipment following the sale of our Komatsu Earthmoving Distributorship during the fourth quarter of 2022.

Gross Profit.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2023	2022	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Gross Profit:
Equipment rentals
Rentals	$547,792	$451,310	$96,482	21.4%
Rentals other	5,647	8,933	(3,286)	(36.8)%
Total equipment rentals	553,439	460,243	93,196	20.2%
Sales of rental equipment	99,891	44,316	55,575	125.4%
Sales of new equipment	5,530	13,096	(7,566)	(57.8)%
Parts, service and other	25,601	37,508	(11,907)	(31.7)%
Total gross profit	$684,461	$555,163	$129,298	23.3%

Total Gross Profit. Our total gross profit was $684.5 million for the year ended December 31, 2023 compared to $555.2 million for the year ended December 31, 2022, an increase of $129.3 million, or 23.3%. Total gross profit margin for the year ended December 31, 2023 was approximately 46.6%, an increase of 2.0% from the 44.6% gross profit margin for the same period in 2022. Gross profits and gross margins of our business activities are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the year ended December 31, 2023 increased $93.2 million, or 20.2%, to approximately $553.4 million from $460.2 million in 2022. Total gross profit margin from equipment rentals for the year ended December 31, 2023 was approximately 46.7% compared to 48.1% for the year ended December 31, 2022, a decrease of 1.4%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenue gross profit increased $96.5 million to $547.8 million for the year ended December 31, 2023 compared to $451.3 million for the year ended December 31, 2022. The increase in rentals gross profit was the result of a $204.1 million increase in rental revenues for the year ended December 31, 2023 compared to last year, which was partially offset by a $79.6 million increase in rental depreciation expense and a $28.0 million increase in rental expenses. The increase in both depreciation expense and rental expense is primarily due to a larger fleet size in 2023 compared to 2022. Gross profit margin on rentals for the year ended December 31, 2023 was approximately 52.1% compared to 53.2% in 2022, a decrease of 1.1%. As a percentage of rental revenues, rental expenses were 14.9% and 15.2% for the years ended December 31, 2023 and 2022, respectively, a decrease of 0.3%. Depreciation expense was 33.0% of rental revenues for the year ended December 31, 2023 compared to 31.5% for the same period in 2022, an increase of 1.5%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the year ended December 31, 2023 was $5.6 million compared to $8.9 million for the year ended December 31, 2022, a decrease of $3.3 million. Gross profit margin was 4.2% for the year ended December 31, 2023 compared to 8.2% for the same period last year, a decrease of 4.0%.

Sales of Rental Equipment Gross Profit. Our sales of rental equipment gross profit for the year ended December 31, 2023 increased $55.6 million, or 125.4%, to $99.9 million compared to $44.3 million in 2022 on increased sales of rental equipment of $74.2 million. Gross profit margin on sales of rental equipment for the year ended December 31, 2023 was approximately 60.5%, up 11.7% from 48.8% in 2022, primarily as a result of higher gross margins across all product lines. Our sales from rental fleet comprised approximately 99.3% and 92.1% of our sales of rental equipment for the years ended December 31, 2023 and 2022, respectively, and were approximately 255.0% and 207.7% of net book value for the years ended December 31, 2023 and 2022, respectively.

Sales of New Equipment Gross Profit. Our sales of new equipment gross profit for the year ended December 31, 2023 decreased approximately $7.6 million, or 57.8%, to $5.5 million from $13.1 million in 2022, on decreased sales of new equipment of $53.4 million. Gross profit margin on sales of new equipment for the year ended December 31, 2023 was 14.1% compared to 14.2% for the year ended December 31, 2022.

Parts, Service and Other Gross Profit. For the year ended December 31, 2023, our parts, service and other revenues gross profit decreased $11.9 million, or 31.7%, to $25.6 million from $37.5 million for the same period in 2022, on $26.2 million decreased parts, service and other revenues. Gross profit margin on parts, service and other revenues for the year ended December 31, 2023 was 32.5%, a decrease of approximately 3.2% from 35.7% in the same period in 2022.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $61.6 million, or 17.9%, to $405.4 million for the year ended December 31, 2023 compared to $343.8 million for the year ended December 31, 2022. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, incentive compensation, payroll taxes and related employee benefits increased $34.8 million, primarily as a result of increased wages, commissions, health insurance and incentive pay related to increased revenues. Facility expenses, depreciation and amortization expenses, professional fees, promotional expenses and liability insurance costs increased $6.2 million, $4.7 million, $4.4 million, $2.8 million and $2.3 million, respectively. Approximately $31.0 million of incremental SG&A expenses in 2023 were attributable to branches opened since January 1, 2022 with less than a full year of comparable operations in either or both of the years ended December 31, 2023 and 2022. As a percentage of total revenues, SG&A expenses were 27.6% for both years ended December 31, 2023 and 2022.

Gain on Sales of Property and Equipment, Net. During the year ended December 31, 2023, gain on sales of property and equipment, net amounted to $3.4 million for the period, compared to $16.8 million for the year ended December 31, 2022, a decrease of approximately $13.4 million. This decrease is primarily due to the Company's prior year sale of our earthmoving distributorship business during the fourth quarter of 2022. For additional information on the sale, see Note 3 to our Consolidated Financial Statements.

Impairment of Goodwill. Impairment of goodwill incurred in the year ended December 31, 2023 was $5.7 million. The impairment related to one of our five reporting units, Parts Sales. There was no impairment of goodwill for the year ended December 31, 2022. See Note 2 to the Consolidated Financial Statements for additional information.

Other Income (Expense). For the year ended December 31, 2023, our net other expenses increased approximately $6.1 million to $53.5 million compared to $47.4 million for the same period in 2022. Interest expense increased approximately $6.9 million to $60.9 million for the year ended December 31, 2023 compared to $54.0 million for the year ended December 31, 2022.

Income Taxes. We recorded an income tax expense of $53.9 million for the year ended December 31, 2023 compared to an income tax expense of approximately $47.0 million for the year ended December 31, 2022. Our effective income tax rate for the year ended December 31, 2023 was 24.2% compared to 26.0% for the same period last year, a decrease of 1.8%. The decrease in our effective tax rate is primarily due to the reduction in valuation allowance.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at December 31, 2023 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. For the year ended December 31, 2023, we have a $3.0 million valuation allowance for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2023, the cash provided by our operating activities was $405.5 million. Our reported net income of $169.3 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, amortization of finance lease right-of-use assets, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, impairment of goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $544.3 million. These cash flows from operating activities were positively impacted by a $12.7 million decrease in prepaid expenses and other assets and a $2.3 million increase in manufacturing flooring plans payable. Partially offsetting these positive cash flows were a $76.9 million increase in inventories, a $44.0 million decrease in accounts payable, a $26.9 million increase in receivables and a $6.0 million decrease in accrued expenses and other liabilities.

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

Cash Flow from Investing Activities. For the year ended December 31, 2023, net cash used in our investing activities was approximately $608.8 million. The acquisition of Giffin totaled approximately $31.3 million; see additional information on the acquisition in Note 3 to our Consolidated Financial Statements. The purchases of rental and non-rental equipment totaled approximately $745.8 million and proceeds from the sale of rental and non-rental equipment were approximately $168.3 million.

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

Cash Flow from Financing Activities. For the year ended December 31, 2023, our net cash provided by our financing activities was $130.4 million. Borrowings on our Credit Facility amounted to $1.8 billion while payments on the facility amounted to $1.6 billion for the year ended December 31, 2023. Dividends paid were $40.0 million, or $1.10 per common share, treasury stock purchases were approximately $6.1 million and payments on finance lease obligations were $0.2 million for the year ended December 31, 2023. Payments on deferred financing costs related to the amended and restated Credit Facility totaled $4.9 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Bank, National Association as administrative agent, and the lenders named therein. At December 31, 2023, we had $181.6 million borrowed under the Credit Facility and we could borrow up to $556.0 million, which with cash and cash equivalents on hand amounted to a liquidity position of $564.5 million. On October 1, 2021, we sold our crane business and the disposition had no impact on our borrowing availability. For further information on the sale of our crane business, see Note 3 to our Consolidated Financial Statements. We did not have any negative impacts to our liquidity position under the Credit Facility as a result of discontinued operations, nor do we have any covenant violations related to the Credit Facility. As of February 15, 2024, we had borrowings of $277.3 million outstanding under our Credit Facility leaving us with borrowing availability of $460.3 million, as a result of $12.3 million of letters of credit outstanding under the facility.

For additional information regarding our senior secured credit facility, see Note 10 to our Consolidated Financial Statements.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the revenue from our rental operations and sales of rental fleet and new equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. As of December 31, 2023, the Company held balances of cash and cash equivalents totaling $8.5 million. As of December 31, 2022, the Company held balances of cash and cash equivalents totaling $81.3 million. Our principal uses of cash and cash equivalents historically have been to fund operating activities and working capital (including equipment inventory), purchases of rental fleet and property and equipment, opening new branch locations, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new branch locations.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the years ended December 31, 2023 and 2022 were approximately $736.6 million and $507.8 million, respectively, including $74.7 million and $43.3 million, respectively, of non-cash transfers from inventory to rental fleet. This increase in rental fleet capital expenditures reflects our branch expansion growth strategy. Our gross property and equipment capital expenditures for the years ended December 31, 2023 and 2022 were $83.9 million and $51.5 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and cash equivalents and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future, both in the short-term (over the next 12 months) and beyond. At December 31, 2023, we have cash and cash equivalents on hand of approximately $8.5 million. At December 31, 2023, we had available borrowings of $556.0 million, net of $12.3 million of outstanding letters of credit and at December 31, 2022, we had available borrowings of $739.4 million, net of $10.6 million of outstanding letters of credit. At February 15, 2024, we had $460.3 million of available borrowings under the Credit Facility, net of a $12.3 million of outstanding letters of credit.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments. We have no off-balance sheet arrangements. In tabular format below, we have disclosed our analysis of material cash requirements from known contractual and other obligations as of December 31, 2023.

	Payments Due by Year
	Total	2024	2025-2026	2027-2028	Thereafter
	(Amounts in thousands)
Senior unsecured notes (1)	$1,250,000	$—	$—	$1,250,000	$—
Interest payments on senior unsecured notes (2)	242,188	48,438	96,875	96,875	—
Senior secured credit facility (3)	181,642	—	—	181,642	—
Interest payments on senior secured credit facility (4)	61,609	15,082	30,164	16,363	—
Operating lease liabilities (5)	234,222	25,875	66,454	61,690	80,203
Other lease commitments (6)	29,799	1,427	4,904	5,245	18,223
Finance lease liabilities (7)	3,871	423	874	915	1,659
Other long-term obligations (8)	2,708	2,708	—	—	—
Total contractual cash obligations	$2,006,039	$93,953	$199,271	$1,612,730	$100,085

(1)
See Note 9 to our Consolidated Financial Statements for additional information regarding our Senior Notes.
(2)
Future interest payments are calculated based on the assumption that all of the senior unsecured notes remain outstanding until maturity.
(3)
See Note 10 to our Consolidated Financial Statements for additional information regarding our Credit Facility.
(4)
This represents future interest payments calculated based on the assumption that all borrowings remain outstanding until maturity, assumes the interest rate in effect at December 31, 2023 and includes unused commitment fees.
(5)
This includes total minimum operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year, including interest.
(6)
Represents total minimum operating lease rental payments for leases executed but not commenced as of December 31, 2023.
(7)
This includes total minimum finance lease rental payments having initial or remaining non-cancelable lease terms longer than one year, including interest.
(8)
Represents amounts due on manufacturer flooring plans payable, which are used to finance certain purchases of new equipment inventory and rental equipment.

As of December 31, 2023, we had standby letters of credit issued under our Credit Facility totaling $12.3 million that expire in May 2024.

Quarterly Dividend

On each of February 10, 2023, May 12, 2023, August 11, 2023 and November 9, 2023, the Company declared a quarterly dividend of $0.275 per share to stockholders of record, which were paid on March 10, 2023, June 9, 2023, September 15, 2023 and December 15, 2023, respectively, totaling approximately $40.0 million. On February 9, 2024, the Company declared a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on February 23, 2024, which is to be paid on March 15, 2024.

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

Effective January 1, 2018, we completed the acquisition of CEC, a privately-held company focused on non-residential construction equipment rentals serving the greater Denver, Colorado area out of three branch locations. Effective April 1, 2018, we completed the acquisition of Rental Inc., an equipment rental and distribution company with five branch locations in Alabama and Florida. Effective February 1, 2019, we completed the acquisition of WRI, an equipment rental company with six branch locations in Central Texas. Effective October 1, 2022, we completed the acquisition of OSR, an equipment rental company with ten branch locations in the Midwest. Effective November 1, 2023, we completed the acquisition of Giffin, an equipment rental company with three branches in California. See Note 3 to our Consolidated Financial Statements for additional information on these acquisitions.

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

At December 31, 2023, we had $181.6 million in borrowings outstanding under the Credit Facility. At February 15, 2024, we had $277.3 million in borrowings outstanding under the Credit Facility with $460.3 million of available borrowings, net of a $12.3 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of December 31, 2023 on the fixed-rate senior unsecured notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8. Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Revenue Recognition for equipment rental, sales of rental equipment, and sales of new equipment

As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from renting equipment, as well as the sale of goods or services, to customers. Revenue from equipment rental transactions is generally accounted for under Topic 842 in the period earned based on contractual terms of the rental contract with the customer. A rental contract includes rates for daily, weekly or monthly use, and equipment rental revenues are earned on a daily basis as rental contracts remain outstanding. Revenue from the sale of rental and new equipment is accounted for under Topic 606 and is generally recognized when control of the promised good is transferred to the customer based on contractual terms with the customer. The processing and recording of the Company’s revenue transactions involves a combination of automated and manual processes. The Company’s consolidated net revenue from equipment rentals, sale of rental equipment and sale of new equipment was $1.4 billion for the fiscal year ended December 31, 2023.

We identified revenue recognition for equipment rental, sales of rental equipment, and sales of new equipment as a critical audit matter. The principal consideration for our determination was the significant audit effort in performing procedures relating to revenue recognition for equipment rental, sales of rental equipment, and sales of new equipment.

The primary procedures we performed to address this critical audit matter included:

•
Obtaining an understanding of the nature of the revenue recognition process for equipment rental, sales of rental equipment and sales of new equipment, through walkthrough of individual transactions, and review of contracts with the customers.
•
Testing the design, implementation, and operating effectiveness of relevant controls relating to the revenue recognition process for equipment rental, sales of rental equipment and sales of new equipment, including IT general controls for the systems used in the revenue recognition process, as well as manual and automated business process controls.
•
Testing a sample of equipment rental transactions by agreeing the amounts recognized to source documents, such as rental contracts, invoices, and subsequent cash receipts.
•
Testing a sample of sales of rental equipment and sales of new equipment transactions by agreeing the amounts recognized to source documents, such as sales contracts, invoices, delivery documents, and subsequent cash receipts.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2004.

Dallas, Texas

February 22, 2024

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2023	2022
	(Amounts in thousands, except share and per share amounts)
Assets
Cash and cash equivalents	$8,500	$81,330
Receivables, net of allowance for doubtful accounts of $7,126 and $6,637, respectively	247,430	225,294
Inventories, net of reserves for obsolescence of $207 and $54, respectively	109,931	107,842
Prepaid expenses and other assets	8,740	21,455
Rental equipment, net of accumulated depreciation of $990,971 and $884,740, respectively	1,756,578	1,418,951
Property and equipment, net of accumulated depreciation and amortization of $193,723 and $177,017, respectively	183,773	134,637
Operating lease right-of-use assets, net of accumulated amortization of $71,021 and $51,419, respectively	176,703	164,566
Finance lease right-of-use assets, net of accumulated amortization of $345 and $105, respectively	2,891	1,545
Deferred financing costs, net of accumulated amortization of $17,606 and $16,518, respectively	4,609	758
Intangible assets, net of accumulated amortization of $25,824 and $19,369, respectively	32,576	32,631
Goodwill	108,155	102,690
Total assets	$2,639,886	$2,291,699
Liabilities and Stockholders’ Equity
Liabilities:
Senior secured credit facility	$181,642	$—
Accounts payable	85,486	129,482
Manufacturer flooring plans payable	2,708	422
Accrued expenses payable and other liabilities	87,929	77,142
Dividends payable	360	377
Senior unsecured notes, net of unaccreted discount of $5,807 and $6,979 and deferred financing costs of $1,341 and $1,612, respectively	1,242,852	1,241,409
Operating lease liabilities	183,775	169,069
Finance lease liabilities	3,019	1,594
Deferred income taxes	317,826	271,162
Total liabilities	2,105,597	1,890,657
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,823,375 and 40,567,876 shares issued at December 31, 2023 and December 31, 2022, respectively, and 36,449,188 and 36,309,321 shares outstanding at December 31, 2023 and December 31, 2022, respectively	408	405
Additional paid-in capital	261,927	251,901
Treasury stock at cost, 4,374,187 and 4,258,555 shares of common stock held at December 31, 2023 and December 31, 2022, respectively	(76,017)	(69,964)
Retained earnings	347,971	218,700
Total stockholders’ equity	534,289	401,042
Total liabilities and stockholders’ equity	$2,639,886	$2,291,699

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(Amounts in thousands, except per share amounts)

	2023	2022	2021
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$1,186,152	$956,042	$729,700
Sales of rental equipment	165,074	90,885	135,245
Sales of new equipment	39,099	92,526	92,677
Parts, service and other	78,891	105,065	105,175
Total revenues	1,469,216	1,244,518	1,062,797
Cost of revenues:
Rental depreciation	347,022	267,395	227,772
Rental expense	156,818	128,850	109,365
Rental other	128,873	99,554	76,934
	632,713	495,799	414,071
Sales of rental equipment	65,183	46,569	86,323
Sales of new equipment	33,569	79,430	80,822
Parts, service and other	53,290	67,557	66,218
Total cost of revenues	784,755	689,355	647,434
Gross profit	684,461	555,163	415,363
Selling, general and administrative expenses	405,432	343,845	290,791
Impairment of goodwill	5,714	—	—
Gain from sales of property and equipment, net	3,389	16,836	7,748
Income from operations	276,704	228,154	132,320
Other income (expense):
Interest expense	(60,891)	(54,033)	(53,758)
Other, net	7,384	6,609	3,162
Total other expense, net	(53,507)	(47,424)	(50,596)
Income from operations before provision for income taxes	223,197	180,730	81,724
Provision for income taxes	53,904	47,036	21,160
Net income from continuing operations	$169,293	$133,694	$60,564

Discontinued Operations:
Income (loss) from discontinued operations before provision (benefit) for income taxes	$—	$(2,049)	$55,948
Provision (benefit) for income taxes	—	(525)	13,972
Net income (loss) from discontinued operations	$—	$(1,524)	$41,976

Net income	$169,293	$132,170	$102,540

Net income from continuing operations per common share:
Basic	$4.69	$3.72	$1.67
Diluted	$4.66	$3.70	$1.66
Net income (loss) from discontinued operations per common share:
Basic	$—	$(0.04)	$1.16
Diluted	$—	$(0.04)	$1.15
Net income per common share:
Basic	$4.69	$3.68	$2.83
Diluted	$4.66	$3.66	$2.81
Weighted average common shares outstanding:
Basic	36,100	35,943	36,261
Diluted	36,329	36,089	36,451

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Amounts in thousands, except share and per share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2020	40,242,711	$401	$240,206	$(66,188)	$63,814	$238,233
Stock-based compensation	—	—	4,432	—	—	4,432
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(39,719)	(39,719)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	110,588	2	—	—	—	2
Repurchases of 61,476 shares of restricted common stock	—	—	—	(2,106)	—	(2,106)
Net income	—	—	—	—	102,540	102,540
Balances at December 31, 2021	40,353,299	403	244,638	(68,294)	126,635	303,382
Stock-based compensation	—	—	7,263	—	—	7,263
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(40,105)	(40,105)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	214,577	2	—	—	—	2
Repurchases of 46,923 shares of restricted common stock	—	—	—	(1,670)	—	(1,670)
Net income	—	—	—	—	132,170	132,170
Balances at December 31, 2022	40,567,876	405	251,901	(69,964)	218,700	401,042
Stock-based compensation	—	—	10,026	—	—	10,026
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(40,022)	(40,022)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	255,499	3	—	—	—	3
Repurchases of 115,632 shares of restricted common stock	—	—	—	(6,053)	—	(6,053)
Net income	—	—	—	—	169,293	169,293
Balances at December 31, 2023	40,823,375	$408	$261,927	$(76,017)	$347,971	$534,289

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2023	2022	2021
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$169,293	$132,170	$102,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	34,697	28,810	27,347
Depreciation of rental equipment	347,022	267,395	231,492
Amortization of intangible assets	6,455	4,660	3,970
Amortization of deferred financing costs	1,359	970	971
Accretion of note discount, net of premium amortization	1,172	1,172	1,172
Non-cash operating lease expense	19,602	14,535	12,964
Amortization of finance lease right-of-use assets	240	105	122
Provision for losses on accounts receivable	4,858	3,264	1,892
Provision for inventory obsolescence	178	32	54
Deferred income taxes	46,664	42,278	30,221
Stock-based compensation expense	10,026	7,263	4,432
Impairment of goodwill	5,714	—	—
Loss (gain) on sale of discontinued operations	—	1,917	(42,072)
Gain from sales of property and equipment, net	(3,389)	(16,836)	(7,797)
Gain from sales of rental equipment, net	(99,629)	(43,397)	(50,756)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(26,911)	(59,768)	2,868
Inventories	(76,922)	(75,375)	(56,535)
Prepaid expenses and other assets	12,724	(1)	(10,923)
Accounts payable	(43,988)	29,999	11,208
Manufacturer flooring plans payable	2,286	(20,502)	11,309
Accrued expenses payable and other liabilities	(5,968)	(5,453)	(14,907)
Net cash provided by operating activities	405,483	313,238	259,572
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(31,265)	(135,710)	—
Closing adjustment on sale of discontinued operations	—	(2,256)	—
Proceeds from the sale of discontinued operations	—	—	135,945
Purchases of property and equipment	(83,872)	(51,452)	(34,622)
Purchases of rental equipment	(661,960)	(464,434)	(418,082)
Proceeds from sales of property and equipment	4,449	23,626	11,884
Proceeds from sales of rental equipment	163,886	83,689	133,900
Net cash used in investing activities	(608,762)	(546,537)	(170,975)
Cash flows from financing activities:
Purchases of treasury stock	(6,053)	(1,670)	(2,106)
Borrowings on senior secured credit facility	1,790,187	1,278,182	1,417,770
Payments on senior secured credit facility	(1,608,545)	(1,278,182)	(1,417,770)
Payments of deferred financing costs	(4,939)	—	(135)
Dividends paid	(40,039)	(39,856)	(39,748)
Payments of finance lease obligations	(162)	(1,141)	(194)
Net cash provided by (used in) financing activities	130,449	(42,667)	(42,183)
Net increase (decrease) in cash and cash equivalents	(72,830)	(275,966)	46,414
Cash and cash equivalents, beginning of year	81,330	357,296	310,882
Cash and cash equivalents, end of year	$8,500	$81,330	$357,296

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2023	2022	2021
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Accrued acquisition purchase price consideration	$—	$803	$—
Non-cash asset purchases:
Assets transferred from inventory to rental fleet	$74,655	$43,321	$18,669
Change in purchases of property and equipment included in accrued expenses payable and other liabilities	$(591)	$(1,213)	$425
Operating lease assets obtained in exchange for new operating lease liabilities	$31,739	$27,880	$13,565
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$56,582	$51,828	$51,748
Income taxes paid, net of refunds received	$5,812	$5,894	$4,810

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Organization and Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. (or “the Company”, “we”, “us”, or “our”) is one of the largest rental equipment companies in the nation, serving customers across 30 states. The Company’s fleet is versatile with an equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

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

On October 1, 2021, the Company sold its crane business (the “Crane Sale”) and during June 2022, closing adjustments were finalized. The results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021. All results and information in the consolidated financial statements are presented as continuing operations and exclude the Crane Sale unless otherwise noted specifically as discontinued operations. The Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Acquisitions and Dispositions”. For additional information, refer to Note 3.

All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations are included in the consolidated financial statements from their respective dates of acquisition.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, the accompanying consolidated balance sheets are presented on an unclassified basis.

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

Reclassifications

Certain reclassifications have been made to prior period amounts in the Consolidated Statements of Income to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

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

The tables below summarize our revenues as presented in our Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 by revenue type and by the applicable accounting standard (amounts in thousands).

	Year Ended December 31, 2023
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$1,017,012	$498	$1,017,510
Re-rent revenue	34,122	—	34,122
Ancillary and other rental revenues:
Delivery and pick-up	—	71,419	71,419
Other	63,101	—	63,101
Total ancillary rental revenues	63,101	71,419	134,520
Total equipment rental revenues	1,114,235	71,917	1,186,152
Sales of rental equipment	—	165,074	165,074
Sales of new equipment	—	39,099	39,099
Parts, service and other	—	78,891	78,891
Total revenues	$1,114,235	$354,981	$1,469,216

	Year Ended December 31, 2022
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$814,423	$406	$814,829
Re-rent revenue	32,726	—	32,726
Ancillary and other rental revenues:
Delivery and pick-up	—	56,303	56,303
Other	52,184	—	52,184
Total ancillary rental revenues	52,184	56,303	108,487
Total equipment rental revenues	899,333	56,709	956,042
Sales of rental equipment	—	90,885	90,885
Sales of new equipment	—	92,526	92,526
Parts, service and other	—	105,065	105,065
Total revenues	$899,333	$345,185	$1,244,518

	Year Ended December 31, 2021
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$617,831	$354	$618,185
Re-rent revenue	34,819	—	34,819
Ancillary and other rental revenues:
Delivery and pick-up	—	40,523	40,523
Other	36,173	—	36,173
Total ancillary rental revenues	36,173	40,523	76,696
Total equipment rental revenues	688,823	40,877	729,700
Sales of rental equipment	—	135,245	135,245
Sales of new equipment	—	92,677	92,677
Parts, service and other	—	105,175	105,175
Total revenues	$688,823	$373,974	$1,062,797

Revenues by reporting segment are presented in Note 16, using the revenue captions reflected in our Consolidated Statements of Income. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segment in Note 16, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

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

Sales of rental equipment: Revenues from the sales of rental equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good.

Sales of new equipment: Revenues from the sales of new equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good.

Parts, service, and other: Revenues from the sales of equipment parts are recognized at the time of pick-up by the customer for parts counter sales transactions. For parts that are shipped to a customer, we made an accounting policy election permitted by Topic 606 to treat such shipping activities as fulfillment costs, which results in the fees for shipping activities being included in the parts sales transaction price. Service revenues is derived primarily from maintenance and repair services to customers for equipment that we rent or sell and from customers owned equipment. We recognize services revenues at the time such services are completed, which is when the customer obtains control of the promised service. Other revenues relate to equipment support activities that we provide to customers in connection with sales of rental and new equipment and parts and services revenues.

Receivables and contract assets and liabilities

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 842.

We believe concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers. Our largest customer accounted for less than four percent of total revenues for the years ended December 31, 2023, 2022 and 2021. No single customer accounted for more than 10% of our total revenues for any of the three years ended December 31, 2023. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is our rental operations, which as discussed above is accounted for under Topic 842 and as of December 31, 2023 represents 81% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2023, 2022 and 2021 was approximately 0.3%, 0.3% and 0.2%, respectively.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the years ended December 31, 2023, 2022 or 2021 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2023, 2022 and 2021 was not material.

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

Contract costs

We do not recognize any assets associated with the incremental costs of obtaining a contract with a customer (for example, a sales commission) that we expect to recover. Substantially all of our revenue is recognized at a point-in-time or over a period of one year or less, and we use the practical expedient that allows us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

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

Rental Equipment

The rental equipment we purchase is stated at cost and is depreciated over the estimated useful life of the equipment using the straight-line method and is included in rental depreciation within our Consolidated Statements of Income. Estimated useful lives vary based upon type of equipment. Generally, we depreciate aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and material handling equipment over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated generally over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment. Depreciation expense on rental equipment is reflected in rental depreciation in cost of revenues on the Consolidated Statements of Income.

Ordinary repair and maintenance costs and property taxes are reflected in rental expenses in cost of revenues on the Consolidated Statements of Income. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. When rental equipment is sold or disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gains or losses are included in gross profit in the Consolidated Statements of Income. We receive individual offers for fleet on a continual basis, at which time we perform an analysis on whether or not to accept the offer. The rental equipment is not transferred to inventory under the held for sale model as the equipment is used to generate revenues until the equipment is sold.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the assets’ estimated useful lives using the straight-line method. Ordinary repair and maintenance costs are included in selling, general and administrative (“SG&A”) expenses on our Consolidated Statements of Income. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the Consolidated Statements of Income in gains from sales of property and equipment, net. We additionally capitalize certain costs associated with internally developed software and cloud computing arrangements.

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

When events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. In support of our review for indicators of impairment, we perform a review of our long-lived assets at the branch level relative to branch performance and conclude whether indicators of impairment exist. We did not record any impairment losses related to our rental equipment or property and equipment during the years ended December 31, 2023, 2022 or 2021.

Acquisition Accounting

We have made a number of acquisitions in the past and we may continue to make additional acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest component of our acquisitions. Historically, virtually all of the rental equipment that we have acquired through business combinations have been classified as “To be Used,” rather than as “To be Sold.” Rental equipment that we acquire and classify as “To be Used” is recorded at fair value and is valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of cost or market data. Goodwill is calculated as the excess of the fair value of consideration transferred over the net of the fair value of the assets acquired and the liabilities assumed. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. The identification of assets acquired, inputs utilized for determining the fair value of assets acquired and liabilities assumed and applicable fair value methodologies all include significant judgment.

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

We evaluate goodwill for impairment at least annually, as of October 1, or more frequently if triggering events occur or other impairment indicators arise that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified that our five operating segments (Equipment Rentals, Sales of Rental Equipment, Sales of New Equipment, Parts Sales and Service Revenues) each represent a reporting unit.

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

Based on our evaluation of our Parts Sales reporting unit and operating segment during the third quarter of 2023, we identified a triggering event requiring an interim impairment test. This triggering event related to a sustained parts segment decline in volume and actual revenue and earnings compared with our planned revenue and earnings utilized in our most recent quantitative goodwill impairment analysis following our dispositions and strategic shift to be rental focused. Additional information on our dispositions is included in Footnote 3. No triggering event was identified related to our Equipment Rental and Sales of Rental Equipment reporting units.

We estimated the fair value of our Parts Sales reporting unit by weighting results from the income approach and the market approach and concluded that our Parts Sales reporting unit had a fair value less than its carrying value, resulting in a $5.7 million impairment charge. The impairment was largely due to a current year decrease in parts revenues as a result of our strategic shift and recent dispositions. This revenue decline, combined with our forecasted parts revenues growth rate and operating results assumptions for the forecast period under the income approach, resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value.

We performed a qualitative assessment of goodwill impairment as of our annual testing date, October 1, 2023. We determined that it was more likely than not that the fair value of each of our reporting units containing goodwill was not less than its carrying value and, therefore, did not perform the prescribed quantitative goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent interim quantitative assessment.

We performed a qualitative assessment of goodwill impairment as of our annual testing date, October 1, 2022. We determined that it was more likely than not that the fair value of each of our reporting units containing goodwill was not less than its carrying value and, therefore, did not perform the prescribed quantitative goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

We performed a quantitative assessment of goodwill impairment as of our annual testing date, October 1, 2021, for all reporting units containing goodwill. For these reporting units, we compared the carrying values of each reporting unit, inclusive of goodwill, if applicable, and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach. Based on this quantitative test, we determined that our Equipment Rentals, Sales of Rental Equipment and Parts Sales reporting units were not impaired as of October 1, 2021 as their respective fair values exceeded their respective carrying values by approximately 50%, 98% and 9%, respectively.

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

The carrying amount of goodwill for our reporting units for the years ended December 31, 2023 and 2022 is as follows (amounts in thousands):

	Equipment Rentals	Sales of Rental Eq.	Sales of New Eq.	Parts Sales	Service Revenues	Total
Balance at December 31, 2021 (1)	$48,976	$8,447	$—	$5,714	$—	$63,137
Increase (2)	39,553	—	—	—	—	39,553
Balance at December 31, 2022 (1)	88,529	8,447	—	5,714	—	102,690
Increase (3)	29	—	—	—	—	29
Decrease (4)	—	—	—	(5,714)	—	(5,714)
Decrease (5)	(132)	—	—	—	—	(132)
Increase (6)	11,282	—	—	—	—	11,282
Balance at December 31, 2023 (1)	$99,708	$8,447	$—	$—	$—	$108,155

(1)
The total carrying amount of goodwill as of December 31, 2021 and 2022 in the table above is reflected net of $92.7 million of accumulated impairment charges. The total carrying amount of goodwill as of December 31, 2023 in the table above is reflected net of $98.4 million of accumulated impairment charges.
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
(6)
Increase due to the Giffin Equipment (“Giffin”) Acquisition during the fourth quarter of 2023.

Intangible assets

Our intangible assets include customer relationships, tradenames and leasehold interests that we acquired in recent acquisitions (see Note 3 for further acquisition information). The customer relationships, leasehold interests and noncompetition agreements are amortized on a straight-line basis over estimated useful lives of ten years, ten years and the length of agreement (typically one to five years), respectively, from the date of acquisition, which approximates the period of economic benefit.

The gross carrying values, accumulated amortization and net carrying amounts of our major classes of intangible assets as of December 31, 2023 and 2022 are as follows (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$53,900	$23,917	$29,983	$50,100	$18,844	$31,256
Noncompetition agreements	4,300	1,787	2,513	1,700	425	1,275
Leasehold interests	200	120	80	200	100	100
Total	$58,400	$25,824	$32,576	$52,000	$19,369	$32,631

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

Total amortization expense for the years ended December 31, 2023, 2022 and 2021 totaled $6.5 million, $4.7 million and $4.0 million, respectively, and is included within SG&A expenses on the Consolidated Statements of Income. The following table presents the expected amortization expense for each of the next five years ending December 31 and thereafter for those intangible assets with remaining carrying value as of December 31, 2023 (dollar amounts in thousands):

Amortization Expense
2024	$5,930
2025	5,930
2026	5,930
2027	5,930
2028	2,973
Thereafter	5,883
$32,576

Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged from 0% to the prime rate (8.50% at December 31, 2023) plus an applicable margin. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we may sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

Manufacturer flooring plans payable as of December 31, 2023 have maturities (based on original financing terms) during the year ended December 31, 2024.

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

Operating lease right-of-use (“ROU”) assets represent our right to use an individual asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide the lessor’s implicit rate, we use our incremental borrowing rate (“IBR”) at the commencement date in determining the present value of lease payments by assuming the rate for a fully collateralized and amortizing loan with the same term as the lease.

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

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2023, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses payable and other liabilities” in our consolidated balance sheets, totaled $9.9 million and our health insurance reserves totaled $2.3 million. At December 31, 2022, our claims reserves related to workers compensation, general liability and automobile liability totaled $9.1 million and our health insurance reserves totaled $1.9 million.

Advertising

Advertising costs are expensed as incurred and totaled $1.1 million, $1.0 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, Credit Facility, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature, maturity or market interest rate of these financial instruments. The Company’s outstanding obligations on its Credit Facility are deemed to be at fair value as the interest rates are variable and consistent with prevailing rates, which are considered Level 2 inputs. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2023 and 2022 are presented in the table below (amounts in thousands).

	December 31, 2023
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 8.75% (Level 3)	$2,708	$2,490
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,242,852	1,137,170

	December 31, 2022
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 7.75% (Level 3)	$422	$392
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,241,409	1,070,088

At December 31, 2023 and 2022, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”), respectively, were based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturer flooring plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table. The assets collateralized against the manufacturer flooring plans payable approximate its carrying value.

During the years ended December 31, 2023 and 2022, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

Fair Value Measurements on a Nonrecurring Basis

Our non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value only when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. The result of our third quarter 2023 goodwill impairment quantitative test indicated that the fair value of the Parts Sales reporting unit was less than the carrying value of the reporting unit, resulting in a goodwill impairment of $5.7 million.

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

We purchase a significant amount of equipment from leading, nationally-known original equipment manufacturers. During the year ended December 31, 2023, we purchased approximately 52.8% of our equipment from five manufacturers (JCB, Skyjack, Sany, John Deere, and SkyTrak). We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental equipment.

Income (loss) per Share

Income (loss) per common share for the years ended December 31, 2023, 2022 and 2021 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of diluted income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the years ended December 31, 2023, 2022 and 2021 were less than 1% of total outstanding shares for each of the years ended December 31, 2023, 2022 and 2021 and consequently, were immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations as presented for the years ended December 31, 2023, 2022 and 2021.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2023	2022	2021
Net income from continuing operations	$169,293	$133,694	$60,564
Net income (loss) from discontinued operations	$—	$(1,524)	$41,976
Net income	$169,293	$132,170	$102,540

Weighted average number of common shares outstanding:
Basic	36,100	35,943	36,261
Effect of dilutive non-vested restricted stock	229	146	190
Diluted	36,329	36,089	36,451

Income (loss) per share: (1)
Basic:
Continuing operations	$4.69	$3.72	$1.67
Discontinued operations	—	(0.04)	1.16
Net income per share	$4.69	$3.68	$2.83
Diluted:
Continuing operations	$4.66	$3.70	$1.66
Discontinued operations	—	(0.04)	1.15
Net income per share	$4.66	$3.66	$2.81

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	51	81	23

Dividends declared per common share outstanding	$1.10	$1.10	$1.10

(1)
Because of the method used in calculating per share data, the summations may not necessarily total to the per share data computed for the total company due to rounding.

Segment Reporting

We have five reportable segments. We derive our revenues from five principal business activities: (1) equipment rentals; (2) sales of rental equipment; (3) sales of new equipment; (4) parts sales; and (5) repair and maintenance services. These segments are based upon how we allocate resources and assess performance. See Note 16 to the consolidated financial statements regarding our segment information.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity’s reportable segments and addresses requests for additional, more detailed information about a reportable segment’s expenses. The amendments in this ASU require disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 became effective on January 1, 2024 and are not expected to have an impact on our financial statements, but will result in expanded reportable segment disclosures.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which should improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU requires that public entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and the following information about income taxes paid: the amount of income taxes paid disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions. Lastly, the amendments in this ASU require that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 becomes effective January 1, 2025 and are not expected to have an impact on our financial statements, but will result in expanded tax disclosures.

Recently Adopted Accounting Pronouncements

Reference Rate Reform

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

(3)
Acquisitions and Dispositions

2023 Acquisition

Giffin Equipment

Effective November 1, 2023, we completed the acquisition of Mel Giffin, Inc. (d/b/a Giffin Equipment) (“Giffin”), an equipment rental company with three branches located in California. The acquisition expands our presence in the California market.

The aggregate cash consideration paid was approximately $31.3 million. The acquisition and related fees and expenses were funded from available cash and borrowings. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. The opening balance sheet amounts presented below are preliminary and subject to change as we obtain additional information during the acquisition measurement period and finalize customary closing adjustments with the seller.

$’s in thousands
Accounts receivable	$870
Prepaid expenses and other assets	10
Rental equipment	12,291
Property and equipment	431
Operating lease right-of-use assets	121
Intangible assets (1)	6,400
Total identifiable assets acquired	20,123
Accrued expenses payable and other liabilities	(19)
Operating lease liabilities	(121)
Total liabilities assumed	(140)
Net identifiable assets acquired	19,983
Goodwill (2)	11,282
Net assets acquired	$31,265
(1)
The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$3,800	10
Noncompetition agreements	2,600	5
	$6,400

(2)
The acquired goodwill has been allocated to the equipment rentals reporting unit.

The level of goodwill that resulted from the Giffin acquisition is primarily reflective of Giffin’s going-concern value, the value of assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total acquisition costs were $0.3 million and included within selling, general and administrative (“SG&A”) expenses on the Consolidated Statement of Income during the year ended December 31, 2023. Since our acquisition of Giffin on November 1, 2023, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Giffin revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of November 1, 2023 and the results of operations are included in the Company's consolidated results as of that date.

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

Total acquisition costs were $0.8 million and included within selling, general and administrative (“SG&A”) expenses on the Consolidated Statement of Income during the year ended December 31, 2022. Since our acquisition of OSR on October 1, 2022, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of OSR revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of October 1, 2022 and the results of operations are included in the Company's consolidated results as of that date.

Pro forma financial information (unaudited)

We completed the OSR acquisition effective October 1, 2022. Therefore, our reported Consolidated Statement of Income for the year ended December 31, 2022 does not include OSR for the period from January 1, 2022 through September 30, 2022. Additionally, we completed the Giffin acquisition effective November 1, 2023. Therefore, our reported Consolidated Statement of Income for the year ended December 31, 2023 does not include Giffin for the period from January 1, 2023 through October 31, 2023.

The pro forma information for the years ended December 31, 2023 and 2022 in the table below (amounts in thousands) is for informational purposes only and gives effect to the OSR and Giffin acquisitions as if it had been completed on January 1, 2022 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the pro forma acquisition date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, nor does it reflect additional revenue opportunities following the acquisition. The unaudited pro forma financial information includes adjustments primarily related to the incremental depreciation and amortization expense of the rental equipment and intangible assets acquired, the elimination of interest expense related to historical debt as well as other expenses that are not part of the combined entity and transaction expenses.

	Year Ended December 31,
	2023	2022
Total revenues	$1,479,360	$1,299,409
Net income	$171,075	$141,516

2022 Disposition

Komatsu Earthmoving Distributorship

On December 15, 2022, we sold our Komatsu earthmoving distribution business to Houston, Texas based Waukesha-Pearce Industries, LLC (“WPI”) for $29.2 million, subject to customary closing adjustments. The WPI sale included the rights to the distribution of Komatsu earthmoving equipment in the state of Louisiana and counties located in southwestern Arkansas, a branch location and its associated property, plant and equipment in Kenner, LA, Komatsu new equipment inventory, assets at a leased facility in Bossier City, LA and certain other equipment, parts and supplies with a net book value of approximately $14.7 million. We recorded a gain of $12.9 million within gain from sales of property and equipment, net and a gain of $2.5 million within other income on the Consolidated Statement of Income for the year ended December 31, 2022. The WPI sale did not qualify for discontinued operations as the divestiture does not meet the definition of a component.

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

The Company reported financial results of the crane business within all of our segments: equipment rentals, sales of rental equipment, sales of new equipment, parts sales and service revenues. Additionally, the crane business was included within the equipment rental component 2, sales of rental equipment, sales of new equipment, parts sales and service revenues goodwill reporting units.

As a result of the agreement to sell the Company’s crane business, its results are reported separately as discontinued operations in our Consolidated Statements of Income for the years ended December 31, 2022 and 2021. As permitted, the Company elected not to adjust the Consolidated Statements of Cash Flows to exclude cash flows attributable to discontinued operations. Accordingly, we disclosed the depreciation, capital expenditures and significant operating and investing non-cash items related to the Crane Sale below.

The following tables (amounts in thousands) present the Crane Sale results as reported in income from discontinued operations within our Consolidated Statements of Income.

	Year Ended December 31,
	2022	2021
Revenues:
Equipment rentals	$—	$10,321
Sales of rental equipment	—	11,545
Sales of new equipment	—	52,286
Parts, service and other	—	57,878
Total revenues	—	132,030
Cost of revenues:
Rental depreciation	—	3,720
Rental expense	—	1,947
Rental other	—	1,000
	—	6,667
Sales of rental equipment	—	8,713
Sales of new equipment	—	46,725
Parts, service and other	—	35,223
Total cost of revenues	—	97,328
Gross profit	—	34,702
Selling, general and administrative expenses	132	20,937
Gain on sales of property and equipment, net	—	49
(Loss) gain on sale of discontinued operations	(1,917)	42,072
Income (loss) from discontinued operations	(2,049)	55,886
Other, net	—	62
Income (loss) before provision (benefit) for income taxes	(2,049)	55,948
Provision (benefit) for income taxes	(525)	13,972
Net income (loss) from discontinued operations	$(1,524)	$41,976

Cash flows from discontinued operations was as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021
Operating activities of discontinued operations:
Depreciation and amortization of property and equipment	$—	$1,083
Depreciation of rental equipment	—	3,720
Loss (gain) on sale of discontinued operations	1,917	(42,072)
Gain from sales of property and equipment, net	—	(49)
Gain from sales of rental equipment, net	—	(2,203)

Investing activities of discontinued operations:
Purchases of rental equipment	—	(2,431)
Proceeds from sales of property and equipment	—	43
Proceeds from sales of rental equipment	—	5,929

Arkansas Sale

On September 17, 2021, the Company sold our Little Rock, Arkansas and Springdale, Arkansas owned-branches to Bramco, Inc. (“Bramco”) for $9.0 million (the “Arkansas Sale”). The Arkansas Sale included the land, building, building improvements, office equipment, furniture and fixtures, and shop equipment for the two branches with a net book value of approximately $3.7 million. We recorded a gain of $5.3 million within sales from property and equipment, net on the Consolidated Statement of Income. As a condition of closing, we relinquished our territory distribution rights with equipment manufacturers Komatsu, Wirtgen Group and Takeuchi. Our current distribution territory for these two branches includes the entire state of Arkansas, with the exception of five counties in Arkansas (Miller, Lafayette, Columbia, Union and Little River) as these counties are currently served by our Shreveport, Louisiana branch. The Arkansas Sale did not qualify for discontinued operations as the divestiture does not meet the definition of a component.

The Company purchased a site in Little Rock, Arkansas to operate a rental-focused branch location in the area. The branch opening coincided with the sale to Bramco.

(4)
Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2023	2022
Trade receivables	$239,277	$216,280
Unbilled rental revenue	14,022	12,872
Income tax receivables	1,048	2,577
Other	209	202
	254,556	231,931
Less allowance for doubtful accounts	(7,126)	(6,637)
Total receivables, net	$247,430	$225,294

(5)
Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2023	2022
Used equipment	$212	$12
New equipment	97,833	94,906
Parts, supplies and other	11,886	12,924
Total inventories, net	$109,931	$107,842

The above amounts are presented net of reserves for inventory obsolescence at December 31, 2023 and 2022 totaling approximately $0.2 million and $0.1 million, respectively.

(6)
Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2023	2022
Land	$6,852	$6,852
Transportation equipment	184,739	147,171
Building and leasehold improvements	92,561	67,181
Office and computer equipment	51,058	54,099
Machinery and equipment	22,869	17,241
Construction in progress	19,417	19,110
	377,496	311,654
Less accumulated depreciation and amortization	(193,723)	(177,017)
Total net property and equipment	$183,773	$134,637

Total depreciation and amortization on property and equipment was $34.7 million, $28.8 million and $26.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Our 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan”) is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the 2016 Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our 2016 Plan were 743,877 shares of common stock as of December 31, 2023.

Non-vested Stock

From time to time, we issue shares of non-vested stock typically with vesting terms of three years. The following table summarizes our non-vested stock activity for the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2021	524,876	$23.00
Granted	202,687	$33.28
Vested	(186,042)	$26.83
Forfeited	(61,374)	$25.31
Non-vested stock at December 31, 2021	480,147	$25.56
Granted	281,490	$36.07
Vested	(160,868)	$27.46
Forfeited	(40,313)	$29.43
Non-vested stock at December 31, 2022	560,456	$30.02
Granted	235,938	$47.00
Vested	(283,332)	$25.04
Forfeited	(15,666)	$35.79
Non-vested stock at December 31, 2023	497,396	$40.73

As of December 31, 2023, we had unrecognized compensation expense of approximately $14.6 million related to non-vested stock award payments that we expect to be recognized over a weighted average period of 1.9 years. Stock compensation expense, which is included in SG&A expenses in the accompanying Consolidated Statements of Income, for the years ended December 31, 2023, 2022 and 2021 was $10.0 million, $7.3 million and $4.4 million, respectively.

Purchases of Company Common Stock

Purchases of our common stock are accounted for as treasury stock in the accompanying consolidated balance sheets using the cost method. Repurchased stock is included in authorized shares, but is not included in shares outstanding.

(8)
Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2023	2022
Payroll and related liabilities	$44,885	$40,367
Sales, use, property and income taxes	13,853	13,202
Accrued interest	3,947	2,290
Accrued insurance	8,740	7,641
Deferred revenue	6,808	6,661
Other	9,696	6,981
Total accrued expenses payable and other liabilities	$87,929	$77,142

(9)
Senior Unsecured Notes

On December 14, 2020, we completed an offering of $1,250 million aggregate principal amount of 3.875% senior notes due 2028 (the “Senior Notes”). The Senior Notes were sold in a private placement pursuant to a purchase agreement, dated November 30, 2020, by and among the Company, certain subsidiary guarantors and BofA Securities, Inc. There are no registration rights associated with the Senior Notes or the subsidiary guarantees.

The Senior Notes were issued at par and require semiannual interest payments on June 15th and December 15th of each year, commencing on June 15, 2021. No principal payments are due until maturity (December 15, 2028).

The Senior Notes were issued under an indenture, dated as of December 14, 2020, by and among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). Subsequent to December 15, 2023, the Senior Notes may be redeemed pursuant to a declining schedule of redemption prices set forth in the Indenture. Transaction costs incurred in connection with the offering of the Senior Notes totaled approximately $11.4 million and are presented as a direct deduction from the face amount of the related liability in our Consolidated Balance Sheets.

The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s existing and future senior indebtedness and rank senior to any of the Company’s subordinated indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by all of the Company’s current and future significant domestic subsidiaries (the “Guarantors”). In addition, the Senior Notes are effectively subordinated to all of the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s existing senior secured credit facility, to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all of the liabilities and preferred stock of any of the Company’s subsidiaries that do not guarantee the Senior Notes. There are no restrictions on H&E Equipment Services, Inc.’s ability to obtain funds from the guarantor subsidiaries by dividend or loan.

If we experience a change of control, we will be required to offer to purchase the Senior Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

The indenture governing the Senior Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) pay dividends or make distributions; (iii) make investments; (iv) repurchase stock; (v) create liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; and (viii) transfer and sell assets. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2023, we were in compliance with these covenants.

The following table reconciles our Senior Unsecured Notes to our Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2021	$1,239,967
Accretion of discount through December 31, 2022	1,172
Amortization of deferred financing costs through December 31, 2022	270
Balance at December 31, 2022	$1,241,409
Accretion of discount through December 31, 2023	1,172
Amortization of deferred financing costs through December 31, 2023	271
Balance at December 31, 2023	$1,242,852

(10)
Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million asset based revolving Credit Facility with Wells Fargo Capital Finance, LLC as administrative agent, and the lenders named therein (the “Credit Facility”).

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

At December 31, 2023, we had $181.6 million under the Credit Facility and could borrow up to approximately $556.0 million, net of a $12.3 million outstanding letter of credit. As of December 31, 2023, the weighted average interest rate under the Credit Facility was approximately 7.1%. As of December 31, 2023, we were in compliance with our financial covenant under the Amended and Restated Credit Agreement.

The aggregate amounts outstanding as of December 31, 2023 under both the Credit Facility and our Senior Secured Notes (Note 9) of $1,431.6 million mature during 2028.

(11)
Leases

We use the rate implicit in the lease to discount lease payments to present value, when available, however, most of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our IBR to discount the lease payments based on information available at lease commencement. Our IBR represents the rate we would expect to pay under a fully collateralized rate and amortizing loan with the same term as the lease.

At December 31, 2023, the weighted average remaining lease term for operating leases was approximately 7.5 years and for finance leases was approximately 8.6 years. The weighted average discount rate for operating and finance leases was approximately 6.4% and 5.9%, respectively, at December 31, 2023. At December 31, 2022, the weighted average remaining lease term for operating leases was approximately 8.0 years and for finance leases was approximately 9.5 years. The weighted average discount rate for operating and finance leases was approximately 6.3% and 5.0%, respectively, at December 31, 2022.

The table below presents certain information related to lease costs, under Topic 842, for our operating and finance leases for the years ended December 31, 2023, 2022 and 2021. (in thousands).

		Year Ended December 31,
	Classification	2023	2022	2021
Operating lease cost	SG&A expenses	$31,066	$27,153	$24,347
Finance lease costs
Amortization of leased assets	SG&A expenses	241	107	122
Interest on lease liabilities	Interest expense	120	52	9
Variable lease cost	SG&A expenses	2,607	1,834	1,046
Sublease income	Other income	(2,844)	(2,074)	(1,379)
Total lease cost		$31,190	$27,072	$24,145

The table below presents supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021. (in thousands).

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows for operating leases	$28,409	$26,407	$23,527
Operating cash flows for finance leases	120	52	9
Finance cash flows for finance leases	162	1,141	194

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and finance lease liabilities recorded on our consolidated balance sheet as of December 31, 2023 (in thousands).

	Operating Leases	Finance Leases
2024	$25,875	$423
2025	33,444	432
2026	33,010	442
2027	31,914	452
2028	29,776	463
Thereafter	80,203	1,659
Total minimum lease payments	234,222	3,871
Less: amount of lease payments representing interest	(50,447)	(852)
Present value of future minimum lease payments	$183,775	$3,019

The future minimum lease payments of operating leases executed but not commenced as of December 31, 2023 are estimated to be $1.4 million, $2.4 million, $2.5 million, $2.6 million and $2.7 million for the years ending December 31, 2024, 2025, 2026, 2027 and 2028, respectively, and $18.2 million thereafter. It is expected that these leases will commence during 2024.

(12)
Income Taxes

Our income tax provision (benefit) for the years ended December 31, 2023, 2022 and 2021, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year Ended December 31, 2023
U.S. Federal	$2,238	$44,581	$46,819
State	5,002	2,083	7,085
	$7,240	$46,664	$53,904
Year Ended December 31, 2022
U.S. Federal	$—	$37,680	$37,680
State	4,306	5,050	9,356
	$4,306	$42,730	$47,036
Year ended December 31, 2021:
U.S. Federal	$—	$16,513	$16,513
State	2,574	2,073	4,647
	$2,574	$18,586	$21,160

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2023	2022
Deferred tax assets:
Accounts receivable	$1,619	$1,497
Inventories	52	13
Net operating losses	65,893	74,931
Tax credits	8,193	7,040
Sec 263A costs	780	764
Accrued liabilities	4,216	3,431
Deferred compensation	3,225	2,794
Interest expense	18,901	12,238
Stock-based compensation	182	242
Goodwill and intangible assets	8,519	7,842
Other assets	92	86
	111,672	110,878
Valuation allowance	(3,003)	(5,930)
	108,669	104,948
Deferred tax liabilities:
Property and equipment	(420,496)	(370,404)
Investments	(1,126)	(1,109)
Goodwill and intangible assets	(4,873)	(4,597)
	(426,495)	(376,110)
Net deferred tax liabilities	$(317,826)	$(271,162)

The reconciliation between income taxes computed using the statutory federal income tax rate of 21% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2023	2022	2021
Computed tax at statutory rates	$46,871	$37,953	$17,162
Permanent items – other	2,300	1,683	406
Permanent items – impairment of goodwill	100	—	—
State income tax, net of federal tax effect	7,624	9,068	2,390
Change in valuation allowance	(2,927)	(1,668)	1,202
Change in uncertain tax positions	(64)	—	—
	$53,904	$47,036	$21,160

At December 31, 2023, we had available federal net operating loss carry forwards of approximately $285.9 million that do not expire and state net operating loss carry forwards of approximately $120.2 million, of which $42.3 million expire in varying amounts from 2024 to 2043 and $77.9 million do not expire. We also had state income tax credits of $10.4 million that expire in varying amounts from 2024 to 2033.

Management has concluded that it is more likely than not that the federal deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce those deferred tax assets as of December 31, 2023. However, as of December 31, 2023, we have a valuation allowance of $3.0 million for certain state tax credits that are expected to expire prior to utilization.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2023	2022
Gross unrecognized tax benefits at January 1	$1,425	$—
Increases in tax positions taken in prior years	—	—
Decreases in tax positions taken in prior years	(972)	—
Increases in tax positions taken in current years	—	1,425
Decreases in tax positions taken in current years	—	—
Settlements with taxing authorities	—	—
Lapse in statute of limitations	(81)	—
Gross unrecognized tax benefits at December 31	$372	$1,425

The gross amount of unrecognized tax benefits as of December 31, 2023, if recognized, would affect the effective income tax rate. To the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, it will be recorded within net other income (expense) on the Consolidated Statements of Income. The amount of interest and penalties recorded related to unrecognized income tax benefits is $0.1 million for the years ended December 31, 2023 and 2022. We do not expect our unrecognized tax benefits to change materially in the next twelve months.

Our U.S. federal tax returns for 2020 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2019 and subsequent years.

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

Letters of Credit

The Company had outstanding standby letters of credit issued under its Credit Facility totaling $12.3 million as of December 31, 2023 and $10.6 million as of December 31, 2022. The letters of credit expire in May 2024 and are expected to be renewed for similar one-year terms.

(14)
Employee Retirement Benefit Plans

We offer substantially all of our non-union employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2023 and 2022, and for both continuing and discontinued operations for the year ended December 31, 2021, we contributed to the plan, net of employee forfeitures, $5.4 million, $4.6 million and $4.4 million, respectively.

We contribute to the Pension Trust Fund Operating Engineers Annuity Plan (EIN: 94-6090764, Plan No. 002), a multi-employer pension plan (“the Plan”), under the terms of a Collective Bargaining Agreement (“CBA”) that expires on October 31, 2025, and covers our union-represented employees and requires contribution amounts as set forth within the CBA. The Company contributed approximately $0.4 million in each of the years ended December 31, 2023, 2022 and 2021 and the Company has paid no surcharges in any period presented. These contributions represent less than five percent of the Plan’s total contributions in 2022. As of the date that our 2023 consolidated financial statements were issued, the Plan’s Form 5500 was not available for the Plan year ended December 31, 2023.

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

The Plan has a green zone status as of December 31, 2022, the most recent date for which a status determination has been made. The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the Plan’s year-end and is based on information that we received from the Plan and is certified by the Plan’s actuary. The Company currently has no intention of withdrawing from the Plan.

(15)
Related Party Transactions

Mr. John M. Engquist, who has served as the Company’s Executive Chairman of the Board for the years ended December 31, 2023, 2022 and 2021, has a 48.0% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $1.2 million, $1.1 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2023, 2022 and 2021, for both continuing and discontinued operations, our purchases totaled less than $20 thousand, less than $10 thousand and $0.1 million, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately less than $10 thousand, $0.1 million and $0.2 million, respectively.

(16)
Segment Information

We have identified five reportable segments: equipment rentals, sales of rental equipment, sales of new equipment, parts sales and service revenues. These segments are based upon revenue streams and how management of the Company allocates resources and assesses performance. Our non-segmented other revenues and costs relate primarily to ancillary charges associated with equipment repair services, and are not generally allocated to the segments. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to our reportable segments.

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2023	2022	2021
Segment Revenues:
Equipment rentals	$1,186,152	$956,042	$729,700
Sales of rental equipment	165,074	90,885	135,245
Sales of new equipment	39,099	92,526	92,677
Parts sales	47,341	64,646	65,623
Services revenues	27,507	34,226	33,034
Total segmented revenues	1,465,173	1,238,325	1,056,279
Non-Segmented other revenues	4,043	6,193	6,518
Total revenues	$1,469,216	$1,244,518	$1,062,797
Segment Gross Profit:
Equipment rentals	$553,439	$460,243	$315,629
Sales of rental equipment	99,891	44,316	48,922
Sales of new equipment	5,530	13,096	11,855
Parts sales	13,142	18,035	17,277
Services revenues	16,831	21,998	21,797
Total gross profit from segmented revenues	688,833	557,688	415,480
Non-Segmented other gross loss	(4,372)	(2,525)	(117)
Total gross profit	$684,461	$555,163	$415,363

	December 31,
	2023	2022
Segment identified assets:
Equipment rentals	$1,756,578	$1,418,951
Equipment sales	98,045	94,918
Parts and service	11,886	12,924
Total segment identified assets	1,866,509	1,526,793
Non-Segmented identified assets	773,377	764,906
Total assets	$2,639,886	$2,291,699

The Company operates primarily in the United States. Our sales to international customers for the three years ended December 31, 2023 were 0.1% of total revenues. No one customer accounted for more than 10% of our total revenues for any of the periods presented.

(17)
Subsequent Events

Effective January 1, 2024, after the period covered by this report, we completed the acquisition of Precision Rentals (“Precision”) for a purchase price of $117.6 million in cash, before customary adjustments. Precision is a provider of non-residential construction and industrial equipment and expands our presence with two branch locations operating in Arizona and Colorado. The acquisition and related fees and expenses were funded using available cash and borrowings. As of February 22, 2024, a preliminary allocation of the fair value of the Precision purchase price had yet to be completed and consequently, including such disclosures in this annual report on Form 10-K is impractical. Disclosure of the allocation of the purchase price to the Precision balance sheet line items and the pro forma presentation reflecting the impact of the acquisition will be disclosed in our subsequent Form 10-Q filing.

On February 9, 2024, the Company declared a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on February 23, 2024, which is to be paid on March 15, 2024.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 22, 2024

/s/ Bradley W. Barber
Bradley W. Barber
Chief Executive Officer and Director

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on Internal Control over Financial Reporting

We have audited H&E Equipment Services, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule of valuation and qualifying accounts and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Dallas, Texas

February 22, 2024

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2023.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:
(1)
Financial Statements

The Company’s Consolidated Financial Statements listed below have been filed as part of this report:

(2)
Financial Statement Schedule for the years ended December 31, 2023, 2022 and 2021:

Schedule II—Valuation and Qualifying Accounts	81

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

3.2

Amended and Restated Bylaws of the Company, dated as of March 13, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of H&E Equipment Services Inc. (File No. 000-51759), filed on March 14, 2023).

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

4.6

Description of H&E Equipment Services, Inc.’s Common Stock (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 22, 2023).

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

10.4

Sixth Amended and Restated Credit Agreement, dated February 2, 2023, by and among the Company, Great Northern Equipment, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Midwest), Inc. and H&E Equipment Services (Mid-Atlantic), Inc. (collectively, the “Borrowers”), Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers, and the joint lead arrangers, joint book runners, co-syndication agents and documentation agent party thereto (incorporated by reference to Exhibit 10.4 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 22, 2023).

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

18.1	BDO Seidman, LLP Preferability Letter (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO USA, P.C.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Clawback policy of H&E Equipment Services, Inc. filed February 22, 2024.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

†Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2023
Allowance for doubtful accounts receivable	$6,637	$4,858	$(4,369)	$7,126
Allowance for inventory obsolescence	54	178	(25)	207
	$6,691	$5,036	$(4,394)	$7,333
Year Ended December 31, 2022
Allowance for doubtful accounts receivable	$4,178	$3,264	$(805)	$6,637
Allowance for inventory obsolescence	73	32	(51)	54
	$4,251	$3,296	$(856)	$6,691
Year Ended December 31, 2021
Allowance for doubtful accounts receivable (a)	$4,741	$1,892	$(2,455)	$4,178
Allowance for inventory obsolescence (b)	350	54	(331)	73
	$5,091	$1,946	$(2,786)	$4,251

a)
Allowance for doubtful accounts receivables includes $252 related to discontinued operations for the balance at the beginning of the year ended December 31, 2021.
b)
Allowance for inventory obsolescence includes $120 related to discontinued operations for the balance at the beginning of the year ended December 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2024.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ Bradley W. Barber
Bradley W. Barber
Its: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Bradley W. Barber	Chief Executive Officer and Director	February 22, 2024
	Bradley W. Barber	(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer and Secretary	February 22, 2024
	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ John M. Engquist	Executive Chairman of the Board	February 22, 2024
John M. Engquist

By:	/s/ Paul N. Arnold	Director	February 22, 2024
Paul N. Arnold

By:	/s/ Gary W. Bagley	Lead Independent Director	February 22, 2024
Gary W. Bagley

By:	/s/ Bruce C. Bruckmann	Director	February 22, 2024
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	February 22, 2024
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	February 22, 2024
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	February 22, 2024
Lawrence C. Karlson

By:	/s/ Mary Pat Thompson	Director	February 22, 2024
Mary Pat Thompson

By:	/s/ Jacob Thomas	Director	February 22, 2024
Jacob Thomas

By:	/s/ Suzanne H. Wood	Director	February 22, 2024
Suzanne H. Wood