Form 10-Q
period 2024-03-31
H&E Equipment Services, Inc.
filed 2024-04-30
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 23, 2024, there were 36,527,353 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

March 31, 2024

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
•
compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and
•
other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.he-equipment.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Balances at
	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,076	$8,500
Receivables, net of allowance for doubtful accounts of $7,335 and $7,126, respectively	243,935	247,430
Inventories, net of reserves for obsolescence of $144 and $207, respectively	100,566	109,931
Prepaid expenses and other assets	19,208	8,740
Rental equipment, net of accumulated depreciation of $996,630 and $990,971, respectively	1,781,505	1,756,578
Property and equipment, net of accumulated depreciation and amortization of $200,000 and $193,723, respectively	217,705	183,773
Operating lease right-of-use assets, net of accumulated amortization of $76,696 and $71,021, respectively	186,339	176,703
Finance lease right-of-use assets, net of accumulated amortization of $432 and $345, respectively	2,805	2,891
Deferred financing costs, net of accumulated amortization of $17,888 and $17,606, respectively	4,327	4,609
Intangible assets, net of accumulated depreciation and amortization of $28,311 and $25,824, respectively	66,689	32,576
Goodwill	125,591	108,155
Total assets	$2,757,746	$2,639,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior secured credit facility	$254,637	$181,642
Accounts payable	84,585	85,486
Manufacturer flooring plans payable	2,014	2,708
Accrued expenses payable and other liabilities	94,855	87,929
Dividends payable	231	360
Senior unsecured notes, net of unaccreted discount of $5,514 and $5,807 and deferred financing costs of $1,273 and $1,341, respectively	1,243,213	1,242,852
Operating lease liabilities	201,471	183,775
Finance lease liabilities	2,958	3,019
Deferred income taxes	323,104	317,826
Total liabilities	2,207,068	2,105,597
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,960,811 and 40,823,375 shares issued at March 31, 2024 and December 31, 2023, respectively, and 36,528,962 and 36,449,188 shares outstanding at March 31, 2024 and December 31, 2023, respectively	410	408
Additional paid-in capital	265,715	261,927
Treasury stock at cost, 4,431,849 and 4,374,187 shares of common stock held at March 31, 2024 and December 31, 2023, respectively	(79,407)	(76,017)
Retained earnings	363,960	347,971
Total stockholders’ equity	550,678	534,289
Total liabilities and stockholders’ equity	$2,757,746	$2,639,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Equipment rentals	$295,325	$262,008
Sales of rental equipment	48,115	32,115
Sales of new equipment	10,412	7,818
Parts, service and other	17,505	20,541
Total revenues	371,357	322,482
Cost of revenues:
Rental depreciation	91,398	81,872
Rental expense	43,407	37,867
Rental other	32,623	27,975
	167,428	147,714
Sales of rental equipment	17,829	13,288
Sales of new equipment	8,639	6,781
Parts, service and other	12,596	13,321
Total cost of revenues	206,492	181,104
Gross profit	164,865	141,378
Selling, general and administrative expenses	114,278	95,335
Gain on sales of property and equipment, net	1,433	667
Income from operations	52,020	46,710
Other income (expense):
Interest expense	(18,366)	(13,697)
Other, net	1,552	1,716
Total other expense, net	(16,814)	(11,981)
Income from operations before provision for income taxes	35,206	34,729
Provision for income taxes	9,317	9,055
Net income	$25,889	$25,674

Net income per common share:
Basic	$0.72	$0.71
Diluted	$0.71	$0.71
Weighted average common shares outstanding:
Basic	36,196	36,025
Diluted	36,562	36,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$25,889	$25,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,413	8,033
Depreciation of rental equipment	91,398	81,872
Amortization of finance lease right-of-use assets	87	40
Amortization of intangible assets	2,487	1,683
Amortization of deferred financing costs	350	309
Accretion of note discount, net of premium amortization	293	293
Non-cash operating lease expense	5,675	4,560
Provision for losses on accounts receivable	1,349	1,107
Change in deferred income taxes	5,278	6,615
Stock-based compensation expense	3,788	2,990
Gain from sales of property and equipment, net	(1,433)	(667)
Gain from sales of rental equipment, net	(30,265)	(18,714)
Changes in operating assets and liabilities:
Receivables	6,266	7,474
Inventories	(33,965)	(138,147)
Prepaid expenses and other assets	(9,803)	(6,019)
Accounts payable	1,399	65,837
Manufacturer flooring plans payable	(694)	274
Accrued expenses payable and other liabilities	4,838	11
Net cash provided by operating activities	83,350	43,225
Cash flows from investing activities:
Acquisition of business	(121,571)	—
Purchases of property and equipment	(39,137)	(12,388)
Purchases of rental equipment	(31,059)	(76,578)
Proceeds from sales of property and equipment	1,669	849
Proceeds from sales of rental equipment	47,809	31,686
Net cash used in investing activities	(142,289)	(56,431)
Cash flows from financing activities:
Borrowings on senior secured credit facility	587,605	408,301
Payments on senior secured credit facility	(514,610)	(368,301)
Dividends paid	(10,029)	(9,989)
Purchases of treasury stock	(3,390)	(3,226)
Payments of deferred financing costs	—	(4,939)
Payments of finance lease obligations	(61)	(25)
Net cash provided by financing activities	59,515	21,821
Net increase in cash and cash equivalents	576	8,615
Cash and cash equivalents, beginning of period	8,500	81,330
Cash and cash equivalents, end of period	$9,076	$89,945

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Assets transferred from inventory to rental fleet	$43,330	$51,110
Changes in purchases of property and equipment included in accrued expenses payable and other liabilities	$(1,970)	$39
Operating lease assets obtained in exchange for new operating lease liabilities	$15,311	$2,783
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,355	$767
Income taxes paid (net of refunds received)	$(208)	$406

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023, from which the consolidated balance sheet amounts as of December 31, 2023 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers at our 140 branch locations across 30 states. The Company’s fleet is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

(2) Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no significant changes to those accounting policies.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 are summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
	2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$253,298	$122	$253,420	$223,580	$137	$223,717
Re-rent revenue	8,321	—	8,321	8,359	—	8,359
Ancillary and other rental revenues:
Delivery and pick-up	—	18,607	18,607	—	15,491	15,491
Other	14,977	—	14,977	14,441	—	14,441
Total ancillary rental revenues	14,977	18,607	33,584	14,441	15,491	29,932
Total equipment rental revenues	276,596	18,729	295,325	246,380	15,628	262,008
Sales of rental equipment	—	48,115	48,115	—	32,115	32,115
Sales of new equipment	—	10,412	10,412	—	7,818	7,818
Parts, service and other	—	17,505	17,505	—	20,541	20,541
Total revenues	$276,596	$94,761	$371,357	$246,380	$76,102	$322,482

Revenues by reporting segment are presented in Note 11 of our Condensed Consolidated Financial Statements. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segments in Note 11, depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further information related to our accounting for revenues pursuant to Topic 606 and Topic 842, see Significant Accounting Policies in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2023.

Receivables and contract assets and liabilities

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for doubtful accounts address our total revenues from Topic 606 and Topic 842.

We believe concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers. No single customer accounted for more than 10% of our total revenues for any of the periods presented in this Quarterly Report on Form 10-Q. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is in our rental operations, which as discussed above is accounted for under Topic 842 and represents 75% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts as of March 31, 2024. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the three months ended March 31, 2024 and 2023 was approximately 0.4% and 0.3%, respectively.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three months ended March 31, 2024 or 2023 that was included in the contract liability balance as of the beginning of such periods.

Goodwill

Goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The change to the carrying amount of goodwill for the period ended March 31, 2024 is as follows (amounts in thousands):

	Equipment Rentals	Sales of Rental Eq.	Parts Sales	Total
Balance at December 31, 2022 (1)	$88,529	$8,447	$5,714	$102,690
Increase (2)	29	—	—	29
Decrease (3)	—	—	(5,714)	(5,714)
Decrease (4)	(132)	—	—	(132)
Increase (5)	11,282	—	—	11,282
Balance at December 31, 2023 (1)	99,708	8,447	—	108,155
Increase (6)	17,536	—	—	17,536
Decrease (7)	(100)	—	—	(100)
Balance at March 31, 2024 (1)	$117,144	$8,447	$—	$125,591
(1)
The total carrying amount of goodwill as of December 31, 2022 in the table above is reflected net of $92.7 million of accumulated impairment charges. The total carrying amount of goodwill as of December 31, 2023 and March 31, 2024 in the table above is reflected net of $98.4 million of accumulated impairment charges.
(2)
Increase is related to the closing adjustments of the OSR Acquisition during the first quarter of 2023.
(3)
Decrease is related to the Parts Sales goodwill impairment calculated during the third quarter of 2023.
(4)
Decrease is related to the final closing adjustment of the OSR Acquisition during the third quarter of 2023.
(5)
Increase due to the Giffin Equipment (“Giffin”) Acquisition during the fourth quarter of 2023.
(6)
Increase due to the Precision Rentals (“Precision”) Acquisition during the first quarter of 2024.
(7)
Decrease is related to the purchase accounting adjustment of the Giffin Acquisition during the first quarter of 2024.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity’s reportable segments and addresses requests for additional, more detailed information about a reportable segment’s expenses. The amendments in this ASU require disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments are effective for our Annual Report on Form 10-K for fiscal years beginning after December 15, 2023, and for the interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective on January 1, 2024 and is not expected to have an impact on our financial statements, but will result in expanded reportable segment disclosures.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which should improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU requires that public entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and the following information about income taxes paid: the amount of income taxes paid disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions. Lastly, the amendments in this ASU require that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 becomes effective January 1, 2025 and is not expected to have an impact on our financial statements, but will result in expanded tax disclosures.

(3) Acquisitions and Dispositions

2024 Acquisition

Precision Rentals

Effective January 1, 2024, we completed the acquisition of Precision Rentals (“Precision”), an equipment rental company with a branch located in each of Arizona and Colorado. The acquisition expands our presence in both geographic markets.

The aggregate cumulative cash consideration paid was approximately $123.9 million, which includes $3.5 million of fair value allocated to a noncompete agreement which is accounted for as a separate transaction from the net assets acquired in the business combination. The acquisition and related fees and expenses were funded from available cash and borrowings. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. The opening balance sheet amounts presented below are preliminary and subject to change as we obtain additional information during the acquisition measurement period regarding each asset acquired and liability assumed and finalize customary closing adjustments with the seller.

$’s in thousands
Accounts receivable	$4,120
Prepaid expenses and other assets	737
Rental equipment	63,215
Property and equipment	2,122
Operating lease right-of-use assets	68
Customer relationships intangible asset (1)	33,000
Total identifiable assets acquired	103,262
Accounts payable	(57)
Accrued expenses payable and other liabilities	(313)
Operating lease liabilities	(68)
Total liabilities assumed	(438)
Net identifiable assets acquired	102,824
Goodwill (2)	17,536
Net assets acquired	120,360
Noncompetition agreement intangible asset (1)(3)	3,500
Total cumulative consideration (4)	$123,860
(1)
The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our preliminary purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$33,000	10
Noncompetition agreements	3,500	5
	$36,500

(2)
The acquired goodwill has been allocated to the equipment rentals reporting unit.
(3)
The fair value of the noncompetition agreements is considered to be a separate transaction under ASC 805 and as such, has been excluded from the purchase price.
(4)
As a result of customary closing proceedings, $2.3 million of the purchase price consideration is recorded within accounts payable as of March 31, 2024.

The level of goodwill that resulted from the Precision acquisition is primarily reflective of Precision’s going-concern value, the value of assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Total acquisition costs were $0.5 million and included within selling, general and administrative (“SG&A”) expenses on the Consolidated Statement of Income during the quarter ended March 31, 2024 and December 31, 2023. Since our acquisition of

Precision on January 1, 2024, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Precision revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of January 1, 2024 and the results of operations are included in the Company's consolidated results as of that date.

2023 Acquisition

Giffin Equipment

Effective November 1, 2023, we completed the acquisition of Mel Giffin, Inc. (d/b/a Giffin Equipment) (“Giffin”), an equipment rental company with three branches located in California. The acquisition expands our presence in the California market.

The aggregate cash consideration paid was approximately $31.3 million. The acquisition and related fees and expenses were funded from available cash and borrowings. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. The opening balance sheet amounts presented below are preliminary and subject to change as we obtain additional information during the acquisition measurement period regarding each asset acquired and liability assumed and finalize customary closing adjustments with the seller.

$’s in thousands
Accounts receivable	$870
Prepaid expenses and other assets	10
Rental equipment	12,291
Property and equipment	431
Operating lease right-of-use assets	121
Intangible assets (1)	6,500
Total identifiable assets acquired	20,223
Accrued expenses payable and other liabilities	(19)
Operating lease liabilities	(121)
Total liabilities assumed	(140)
Net identifiable assets acquired	20,083
Goodwill (2)	11,182
Net assets acquired	$31,265
(1)
The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our preliminary purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$3,900	10
Noncompetition agreements	2,600	5
	$6,500

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

Total acquisition costs were $0.1 million and $0.3 million and included within selling, general and administrative (“SG&A”) expenses on the Consolidated Statement of Income during the quarter ended March 31, 2024 and year ended December 31, 2023, respectively. Since our acquisition of Giffin on November 1, 2023, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Giffin revenues and earnings since the acquisition date.

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

Pro forma financial information (unaudited)

We completed the Giffin acquisition effective November 1, 2023 and the Precision acquisition effective January 1, 2024; therefore, our reported Condensed Consolidated Statement of Income for the quarter ended March 31, 2023 does not include Giffin or Precision.

The pro forma information for the quarter ended March 31, 2023 in the table below (amounts in thousands) is for informational purposes only and gives effect to the Giffin and Precision acquisitions as if both had been completed on January 1, 2023 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the pro forma acquisition date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, nor does it reflect additional revenue opportunities following the acquisition. The unaudited pro forma financial information includes adjustments primarily related to the incremental depreciation and amortization expense of the rental equipment and intangible assets acquired, the elimination of interest expense related to historical debt as well as other expenses that are not part of the combined entity and transaction expenses.

Three Months Ended March 31,
2023
Total revenues	$332,863
Net income	$25,690

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, Senior Secured Credit Facility (the “Credit Facility”), accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature, maturity or market interest rate of these financial instruments. The Company’s outstanding obligations on its Credit Facility are deemed to be at fair value as the interest rates are variable and consistent with prevailing rates, which are considered Level 2 inputs. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2024 and December 31, 2023 are presented in the table below (amounts in thousands).

	March 31, 2024
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 8.75% (Level 3)	$2,014	$1,703
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,243,213	1,147,338

	December 31, 2023
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 8.75% (Level 3)	$2,708	$2,490
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,242,852	1,137,170

At March 31, 2024 and December 31, 2023, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”) was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table. The assets collateralized against the manufacturer flooring plans payable approximate its carrying value.

During the three months ended March 31, 2024 and 2023, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, respectively (amounts in thousands, except share and per share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2023	40,823,375	$408	$261,927	$(76,017)	$347,971	$534,289
Stock-based compensation	—	—	3,788	—	—	3,788
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,900)	(9,900)
Issuance of common stock, net of forfeitures	137,436	2	—	—	—	2
Repurchase of 57,662 shares of restricted common stock	—	—	—	(3,390)	—	(3,390)
Net income	—	—	—	—	25,889	25,889
Balances at March 31, 2024	40,960,811	$410	$265,715	$(79,407)	$363,960	$550,678

Balances at December 31, 2022	40,567,876	$405	$251,901	$(69,964)	$218,700	$401,042
Stock-based compensation	—	—	2,990	—	—	2,990
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,794)	(9,794)
Issuance of common stock, net of forfeitures	132,501	1	—	—	—	1
Repurchase of 58,211 shares of restricted common stock	—	—	—	(3,226)	—	(3,226)
Net income	—	—	—	—	25,674	25,674
Balances at March 31, 2023	40,700,377	$406	$254,891	$(73,190)	$234,580	$416,687

(6) Stock-Based Compensation

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

Our 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan”) is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the 2016 Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our 2016 Plan were 605,839 shares of common stock as of March 31, 2024.

Non-vested Stock

The following table summarizes our non-vested stock activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2023	497,396	$40.73
Granted	73,063	$38.33
Vested	(139,584)	$36.28
Forfeited	(2,148)	$44.44
Non-vested stock at March 31, 2024	428,727	$41.75

As of March 31, 2024, we had unrecognized compensation expense of approximately $12.4 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.7 years. Stock compensation expense, which is included in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 is $3.8 million and $3.0 million, respectively.

(7) Income per Share

Income per common share for the three months ended March 31, 2024 and 2023 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was less than 1% of total outstanding shares for the three months ended March 31, 2024 and 2023 and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2024 and 2023 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Net income	$25,889	$25,674

Weighted average number of common shares outstanding:
Basic	36,196	36,025
Effect of dilutive non-vested restricted stock	366	327
Diluted	36,562	36,352

Income per share:
Basic net income per share	$0.72	$0.71
Diluted net income per share	$0.71	$0.71

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	—

Dividends declared per common share outstanding	$0.275	$0.275

(8) Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the lenders named therein. For further information related to significant terms of the Credit Facility, see Note 10 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

At March 31, 2024, we had $254.6 million outstanding under the Credit Facility and could borrow up to approximately $483.0 million, net of a $12.3 million outstanding letter of credit. As of March 31, 2024, the weighted average interest rate under the Credit Facility was approximately 7.1%. As of March 31, 2024, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement.

The aggregate amounts outstanding as of March 31, 2024 under both the Credit Facility and our Senior Secured Notes (Note 9) of $1,504.6 million mature during 2028.

(9) Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% Senior Unsecured Notes due 2028. For further information related to significant terms of the Senior Unsecured Notes, see Note 9 to the Company’s Consolidated Financial

Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2022	$1,241,409
Accretion of discount through December 31, 2023	1,172
Amortization of deferred financing costs through December 31, 2023	271
Balance at December 31, 2023	$1,242,852
Accretion of discount through March 31, 2024	293
Amortization of deferred financing costs through March 31, 2024	68
Balance at March 31, 2024	$1,243,213

(10) Leases

At March 31, 2024, the weighted average remaining lease term for operating leases was approximately 7.5 years and for finance leases was approximately 8.3 years. The weighted average discount rate for operating leases and finance leases was approximately 6.4% and 5.9%, respectively, at March 31, 2024.

The future minimum lease payments of operating leases executed but not commenced as of March 31, 2024 are estimated to be $1.4 million, $3.5 million, $4.1 million, $4.2 million and $4.3 million for the years ending December 31, 2024, 2025, 2026, 2027 and 2028, respectively, and $30.1 million thereafter. It is expected that the majority of these leases will commence during 2024.

(11) Segment Information

We have identified five reportable segments: equipment rentals, sales of rental equipment, sales of new equipment, parts sales and service revenues. These segments are based upon revenue streams and how management of the Company allocates resources and assesses performance. Our non-segmented other revenues and costs relate primarily to ancillary charges associated with equipment repair services and are not generally allocated to the segments. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to our reportable segments.

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Segment Revenues:
Equipment rentals	$295,325	$262,008
Sales of rental equipment	48,115	32,115
Sales of new equipment	10,412	7,818
Parts sales	11,029	12,157
Services revenues	5,744	7,186
Total segmented revenues	370,625	321,284
Non-Segmented other revenues	732	1,198
Total revenues	$371,357	$322,482
Segment Gross Profit (Loss):
Equipment rentals	$127,897	$114,294
Sales of rental equipment	30,286	18,827
Sales of new equipment	1,773	1,037
Parts sales	2,927	3,505
Services revenues	3,381	4,596
Total gross profit from segmented revenues	166,264	142,259
Non-segmented other gross loss	(1,399)	(881)
Total gross profit	$164,865	$141,378

	Balances at
	March 31,	December 31,
	2024	2023
Segment identified assets:
Equipment rentals	$1,781,505	$1,756,578
Equipment sales	87,959	98,045
Parts and services	12,607	11,886
Total segment identified assets	1,882,071	1,866,509
Non-segment identified assets	875,675	773,377
Total assets	$2,757,746	$2,639,886

The Company operates primarily in the United States and our sales to international customers for both the three months ended March 31, 2024 and 2023 were less than 1.0% of total revenues for the periods presented. No one customer accounted for more than 10% of our total revenues for any of the periods presented.

(12)
Subsequent Events

Effective April 10, 2024, after the period covered by this report, we executed a definitive agreement to acquire Lewistown Rentals (“Lewistown”) and its three affiliated rental operations for a purchase price of $33.5 million. Lewistown is a provider of non-residential construction and industrial equipment and expands our presence with four branch locations operating in Montana. The acquisition is scheduled to close during the second quarter of 2024, pending customary closing conditions and is expected to be funded using available cash and borrowings.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2024, and its results of operations for the three months ended March 31, 2024, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Background

Founded in 1961 through our predecessor companies, we have been in the equipment services business for approximately 62 years and are one of the largest rental equipment companies in the nation. H&E Equipment Services L.L.C. (“H&E L.L.C.”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide Industries, L.L.C., and ICM Equipment Company L.L.C. In connection with our initial public offering in February 2006, we converted H&E L.L.C. into H&E Equipment Services, Inc., a Delaware corporation.

H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of March 31, 2024, we operated 140 branch locations across 30 states throughout the United States.

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

Effective January 1, 2024, the Company completed the acquisition of Precision Rentals (“Precision”), a privately-held equipment rentals company with a branch location in each of Arizona and Colorado.

Critical Accounting Estimates

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, presents the accounting estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting estimates during the three months ended March 31, 2024. Our critical accounting estimates include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, and income taxes.

Information regarding our other significant accounting estimates is included in Note 2 to our Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Our other revenues are non-segmented and relate to costs primarily related to ancillary charges associated with equipment maintenance and repair services and are not generally allocated to reportable segments.

For additional information about our business segments, see Note 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Revenue Sources

We generate all of our total revenues from our five business activities and our other equipment support activities. Equipment rentals accounts for the majority of our total revenues. For the three months ended March 31, 2024, of our total revenues, approximately 80% were attributable to equipment rentals, 13% were attributable to sales of rental equipment, 3% were attributable to sales of new equipment and 4% were attributable to parts, service and other sales.

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

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, rental other expenses, the costs associated with the used equipment we sell, the costs to purchase new equipment and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2024, our total cost of revenues was $206.5 million. Our operating expenses consist principally of selling, general and administrative expenses (“SG&A”). For the three months ended March 31, 2024, our SG&A expenses were $114.3 million. In addition, we have interest expense primarily related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our Consolidated Statements of Income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at March 31, 2024 was $1.8 billion, or approximately 64.6% of our total assets. Our rental fleet as of March 31, 2024 consisted of 60,885 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $2.8 billion. As of March 31, 2024, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	27,708	45.5%	$931.8	33.1%	52.4
Earthmoving	8,555	14.1%	728.9	25.9%	25.5
Material Handling Equipment	10,436	17.1%	844.0	30.0%	40.2
Other	14,186	23.3%	313.3	11.0%	24.2
Total	60,885	100.0%	$2,818.0	100.0%	39.9

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

The original acquisition cost of our gross rental fleet increased by approximately $27.0 million, or 1.0%, for the three months ended March 31, 2024. The average age of our rental fleet equipment increased by approximately 0.2 months for the three months ended March 31, 2024. Our average rental rates for the three months ended March 31, 2024 were approximately 2.9% higher than last year (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our core product lines for the three months ended March 31, 2024 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•
Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to rent or buy equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels and seasonality, as discussed in Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
•
Climate Change and ESG Regulations. Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements. While we do not currently anticipate any material adverse effect on our business, financial condition or competitive position as a result of our efforts to comply with such requirements, new or more stringent laws or regulations regarding in environmental and worker health and safety laws could affect our operations and increase our operational and compliance expenditures. It is also possible that liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations. For a more detailed discussion of such factors, see Item 1—Business and Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for the three months ended March 31, 2024 and 2023. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenues.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenues:
Equipment rentals
Rentals	$261,741	$232,076	$29,665	12.8%
Rentals other	33,584	29,932	3,652	12.2%
Total equipment rentals	295,325	262,008	33,317	12.7%
Sales of rental equipment	48,115	32,115	16,000	49.8%
Sales of new equipment	10,412	7,818	2,594	33.2%
Parts, service and other	17,505	20,541	(3,036)	(14.8)%
Total revenues	$371,357	$322,482	$48,875	15.2%

Total Revenues. Our total revenues were approximately $371.4 million for the three months ended March 31, 2024 compared to $322.5 million for the three months ended March 31, 2023, an increase of $48.9 million, or 15.2%. Revenues of our business activities are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three months ended March 31, 2024 increased approximately $33.3 million, or 12.7%, to $295.3 million from $262.0 million in the three months ended March 31, 2023. The increased equipment rental revenues were largely due to our larger fleet and increased rental rates as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $29.7 million, or 12.8%, to $261.7 million for the three months ended March 31, 2024 compared to $232.1 million for the three months ended March 31, 2023. Rental revenues on other equipment increased $12.3 million, aerial work platform equipment increased $7.1 million, material handling equipment increased $6.5 million and earthmoving equipment increased $3.7 million. Our average rental rates for the three months ended March 31, 2024 increased 2.9% compared to the same three months last year and decreased approximately 0.2% from the three months ended December 31, 2023. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three months ended March 31, 2024 was 37.0% compared to 38.6% in the three months ended March 31, 2023, a decrease of 1.6%. The decrease in comparative rental equipment dollar utilization was the net result of a decrease in equipment rental equipment time utilization and an increase in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 63.6% for the three months ended March 31, 2024 compared to 67.3% in the three months ended March 31, 2023, a decrease of 3.7%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three months ended March 31, 2024 were $33.6 million compared to $29.9 million for the three months ended March 31, 2023, an increase of approximately $3.7 million, or 12.2%.

Sales of Rental Equipment Revenues. Our sales of rental equipment increased $16.0 million, or 49.8%, to $48.1 million for the three months ended March 31, 2024, from approximately $32.1 million for the same three months in 2023. This increase is reflective of our fleet management strategy and our decision to capitalize on the high demand for used equipment. Sales of used aerial work platform equipment, used general rentals and used material handling equipment increased $7.6 million, $4.3 million and $3.4 million, respectively.

Sales of New Equipment Revenues. Our sales of new equipment for the three months ended March 31, 2024 increased $2.6 million, or 33.2%, to $10.4 million from $7.8 million for the three months ended March 31, 2023. Sales of new material handling equipment and new aerial work platform equipment increased $2.6 million and $1.8 million, respectively.

Parts, Service and Other Revenues. Our parts, service and other revenues for the three months ended March 31, 2024 decreased $3.0 million, or 14.8%, to $17.5 million from approximately $20.5 million for the same three months last year.

Gross Profit.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Gross Profit:
Equipment rentals
Rentals	$126,936	$112,337	14,599	13.0%
Rentals other	961	1,957	(996)	(50.9)%
Total equipment rentals	127,897	114,294	13,603	11.9%
Sales of rental equipment	30,286	18,827	11,459	60.9%
Sales of new equipment	1,773	1,037	736	71.0%
Parts, service and other	4,909	7,220	(2,311)	(32.0)%
Total gross profit	$164,865	$141,378	$23,487	16.6%

Total Gross Profit. Our total gross profit was $164.9 million for the three months ended March 31, 2024 compared to $141.4 million for the same three months in 2023, an increase of $23.5 million, or 16.6%. Total gross profit margin for the three months ended March 31, 2024 was approximately 44.4%, an increase of 0.6% from the 43.8% gross profit margin for the same three months in 2023. Gross profits and gross margins of our business activities are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three months ended March 31, 2024 increased approximately $13.6 million, or 11.9%, to $127.9 million from $114.3 million in the same three months in 2023. Total gross profit margin from equipment rentals for the three months ended March 31, 2024 was approximately 43.3% compared to 43.6% for the same period in 2023, a decrease of approximately 0.3%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit increased $14.6 million, or 13.0%, to $126.9 million for the three months ended March 31, 2024 compared to $112.3 million for the same three months in 2023. The increased gross profit was the result of increased rental revenues of $29.7 million for the three months ended March 31, 2024 compared to the same period last year, partially offset by a $9.5 million increase in rental equipment depreciation expense and a $5.5 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior year. Our fleet size, based on original equipment cost, at March 31, 2024 was $383.0 million, or 15.7%, larger than our fleet size at March 31, 2023. Gross profit margin on equipment rentals for the three months ended March 31, 2024 was approximately 48.5% compared to 48.4% for the same period in 2023, an increase of 0.1%. Depreciation expense was 34.9% of equipment rental revenues for the three months ended March 31, 2024 compared to 35.3% for the same period in 2023, a decrease of approximately 0.4%. As a percentage of revenues, rental expenses were 16.6% for the three months ended March 31, 2024 compared to 16.3% for the same period last year, an increase of 0.3%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three months ended March 31, 2024 was $1.0 million compared to $2.0 million for the same period in 2023, a decrease of $1.0 million. The gross margin was 2.9% for the three months ended March 31, 2024 compared to 6.5% for the same period last year.

Sales of Rental Equipment Gross Profit. Our sales of rental equipment gross profit for the three months ended March 31, 2024 increased $11.5 million, or 60.9%, to $30.3 million from $18.8 million in the same period in 2023, as sales of rental equipment increased $16.0 million. Gross profit margin on sales of rental equipment for the three months ended March 31, 2024 was approximately 62.9%, up 4.3% from 58.6% for the same three months in 2023, primarily as a result of higher gross margins across aerial work platform, material handling and general rental product lines. Our sales from rental fleet comprised approximately 99.4% and 98.7% of our sales of rental equipment for the three months ended March 31, 2024 and 2023, respectively, and were approximately 272.5% and 244.3% of net book value for the three months ended March 31, 2024 and 2023, respectively.

Sales of New Equipment Gross Profit. Our sales of new equipment gross profit for the three months ended March 31, 2024 increased $0.7 million, or 71.0%, to $1.8 million compared to $1.0 million for the same three months in 2023 on sales of new equipment which increased $2.6 million. Gross profit margin on sales of new equipment was 17.0% for the three months ended March 31, 2024, compared to 13.3% for the same period last year, an increase of 3.7%. The increase in gross profit was primarily due to the mix of equipment sold.

Parts, Service and Other Gross Profit. Our parts, service and other revenues gross profit for the three months ended March 31, 2024 was approximately $4.9 million, a decrease of 32.0% from gross profit of $7.2 million for the same period last year, on parts, service and other revenues that decreased $3.0 million. Gross profit margin for the three months ended March 31, 2024 was 28.0% compared to 35.1% for the same three months last year, a decrease of 7.1%.

Selling, General and Administrative Expenses. SG&A expenses increased $18.9 million, or 19.9%, to $114.3 million for the three months ended March 31, 2024 compared to $95.3 million for the three months ended March 31, 2023. Employee salaries, wages, payroll taxes and other employee related expenses increased $9.0 million due to increased wages and headcount. Facility expenses increased $2.4 million, depreciation and amortization expenses increased $2.2 million, professional fees increased $1.6 million, promotional expenses increased $1.2 million and liability insurance costs increased $1.1 million. Approximately $10.0 million of comparative incremental SG&A expenses in the three months ended March 31, 2024 was attributable to expansion efforts since January 1, 2023 with less than three months of comparable operations in either or both of the three months ended March 31, 2024 and 2023. SG&A expenses as a percentage of total revenues for the three months ended March 31, 2024 and 2023 were 30.8% and 29.6%, respectively, an increase of 1.2%.

Other Income (Expense). For the three months ended March 31, 2024, our net other expenses increased approximately $4.8 million to $16.8 million compared to $12.0 million for the same three months in 2023. Interest expense was $18.4 million and $13.7 million for the three months ended March 31, 2024 and 2023, respectively.

Income Taxes. We recorded income tax expense of $9.3 million for the three months ended March 31, 2024 compared to an income tax expense of $9.1 million for the three months ended March 31, 2023. Our effective income tax rate for the three months ended March 31, 2024 was 26.5% compared to 26.1% for the same period in 2023. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at March 31, 2024 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. For the three months ended March 31, 2024, we have a $3.0 million valuation allowance for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the three months ended March 31, 2024, the cash provided by our operating activities was $83.4 million. Our reported net income of $25.9 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $115.3 million. These cash flows from operating activities were also positively impacted by a $6.3 million decrease in receivables, a $4.8 million increase in accrued expenses payable and other liabilities and a $1.4 million increase in accounts payable. Partially offsetting these positive cash flows were a $34.0 million increase in inventories due to increases in equipment purchases, a $9.8 million increase in prepaid expenses and other assets and a $0.7 million decrease in manufacturing flooring plans payable.

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

Cash Flow from Investing Activities. For the three months ended March 31, 2024, our net cash used in our investing activities was $142.3 million. The aggregate cumulative cash consideration paid for the acquisition of Precision was approximately $121.6 million; see additional information on the acquisition in Note 3 to our Consolidated Financial Statements. Purchases of rental and non-rental equipment were $70.2 million and proceeds from the sale of rental and non-rental equipment were $49.5 million.

For the three months ended March 31, 2023, our net cash used in our investing activities was $56.4 million. Purchases of rental and non-rental equipment were $89.0 million and proceeds from the sale of rental and non-rental equipment were $32.5 million.

Cash Flow from Financing Activities. For the three months ended March 31, 2024, net cash provided by our financing activities was $59.5 million. Dividends paid totaled $10.0 million, or $0.275 per common share, and treasury stock purchases totaled $3.4 million. Borrowings on our senior secured credit facility amounted to $587.6 million while payments on the facility amounted to $514.6 million.

For the three months ended March 31, 2023, net cash provided by our financing activities was $21.8 million. Dividends paid totaled $9.9 million, or $0.275 per common share, and treasury stock purchases totaled $3.2 million. Borrowings on our senior secured credit facility amounted to $408.3 million while payments on the facility amounted to $368.3 million. Payments on deferred financing costs related to the senior secured credit facility totaled $4.9 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million senior secured credit facility (our “Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, and the lenders named therein. At March 31, 2024, we had $254.6 million borrowed under the Credit Facility and we could borrow up to $483.0 million, which with cash and cash equivalents on hand amounted to a liquidity position of $492.1 million. We did not have any covenant violations related to the Credit Facility. At April 23, 2024, we had borrowings of $239.5 million outstanding under our Credit Facility leaving us with borrowing availability of $498.2 million, as a result of $12.3 million letters of credit outstanding under the facility.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the revenue from our rental operations and sales of rental fleet and new equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. As of March 31, 2024, the Company held balances of cash and cash equivalents totaling $9.1 million. As of December 31, 2023, the Company held balances of cash and cash equivalents totaling $8.5 million. Our principal uses of cash and cash equivalents historically have been to fund operating activities and working capital (including equipment inventory), purchases of rental fleet equipment and property and equipment, opening new branch locations, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new branch locations.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our gross rental fleet capital expenditures for the three months ended March 31, 2024 and 2023 were approximately $74.4 million and $127.7 million, respectively, including $43.3 million and $51.1 million, respectively, of non-cash transfers from inventory to rental fleet. This decrease in rental fleet capital expenditures reflects the normalization of fleet purchasing in the current quarter as compared to the prior year. Our gross property and equipment capital expenditures for the three months ended March 31, 2024 and 2023 were $39.1 million and $12.4 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and cash equivalents and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future, both in the short-term (over the next 12 months) and beyond. As noted earlier, at March 31, 2024, we had cash and cash equivalents on hand of approximately $9.1 million. At March 31, 2024, we also had available borrowings of $483.0 million, net of $12.3 million of outstanding letters of credit and at March 31, 2023, we had available borrowings of $699.4 million, net of $10.6 million of outstanding letters of credit. At April 23, 2024, we had $498.2 million of available borrowings under the Credit Facility, net of a $12.3 million of outstanding letters of credit.

Quarterly Dividend

On February 9, 2024, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on March 15, 2024, totaling approximately $10.0 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

With the exception of the above, there have been no significant changes in our exposure to market risk during the three months ended March 31, 2024. For an additional discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A — “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the share purchase activity for the three months ended March 31, 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1-31, 2024	—		—	—
February 1-28, 2024	—		—	—
March 1-31, 2024	57,662	(1)	$58.79	—
Total	57,662		$58.79	—	$—
(1)
On December 31, 2023, 123,681 shares of restricted stock units, which were granted in 2021, vested and were subsequently issued on March 4, 2024, at $58.79 per share. Holders of those shares returned an aggregate of 57,662 shares of common stock to the Company during the quarter ended March 31, 2024 as payment for their respective withholding taxes. This resulted in an addition of 57,662 shares to treasury stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&E EQUIPMENT SERVICES, INC.

Dated: April 30, 2024	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 30, 2024	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)