Form 10-Q
period 2024-06-30
H&E Equipment Services, Inc.
filed 2024-07-30
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 23, 2024, there were 36,522,703 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

June 30, 2024

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
•
trends in oil and natural gas which could adversely affect the demand for our products and services;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Balances at
	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash	$8,609	$8,500
Receivables, net of allowance for doubtful accounts of $7,831 and $7,126, respectively	248,108	247,430
Inventories, net of reserves for obsolescence of $129 and $207, respectively	21,891	109,931
Prepaid expenses and other assets	18,041	8,740
Rental equipment, net of accumulated depreciation of $1,022,455 and $990,971, respectively	1,910,777	1,756,578
Property and equipment, net of accumulated depreciation and amortization of $201,630 and $193,723, respectively	240,835	183,773
Operating lease right-of-use assets, net of accumulated amortization of $82,250 and $71,021, respectively	191,585	176,703
Finance lease right-of-use assets, net of accumulated amortization of $535 and $345, respectively	3,677	2,891
Deferred financing costs, net of accumulated amortization of $18,170 and $17,606, respectively	4,045	4,609
Intangible assets, net of accumulated amortization of $30,894 and $25,824, respectively	68,606	32,576
Goodwill	134,643	108,155
Total assets	$2,850,817	$2,639,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior secured credit facility	$287,295	$181,642
Accounts payable	113,029	85,486
Manufacturer flooring plans payable	2,642	2,708
Accrued expenses payable and other liabilities	83,297	87,929
Dividends payable	280	360
Senior unsecured notes, net of unaccreted discount of $5,221 and $5,807 and deferred financing costs of $1,206 and $1,341, respectively	1,243,573	1,242,852
Operating lease liabilities	207,549	183,775
Finance lease liabilities	3,862	3,019
Deferred income taxes	333,241	317,826
Total liabilities	2,274,768	2,105,597
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 40,955,169 and 40,823,375 shares issued at June 30, 2024 and December 31, 2023, respectively, and 36,523,320 and 36,449,188 shares outstanding at June 30, 2024 and December 31, 2023, respectively	410	408
Additional paid-in capital	267,917	261,927
Treasury stock at cost, 4,431,849 and 4,374,187 shares of common stock held at June 30, 2024 and December 31, 2023, respectively	(79,407)	(76,017)
Retained earnings	387,129	347,971
Total stockholders’ equity	576,049	534,289
Total liabilities and stockholders’ equity	$2,850,817	$2,639,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Equipment rentals	$312,356	$291,459	$607,681	$553,467
Sales of rental equipment	34,937	39,653	83,052	71,768
Sales of new equipment	10,670	8,857	21,082	16,675
Parts, service and other	18,319	20,263	35,824	40,804
Total revenues	376,282	360,232	747,639	682,714
Cost of revenues:
Rental depreciation	92,398	85,913	183,796	167,785
Rental expense	42,522	38,757	85,929	76,624
Rental other	35,189	30,350	67,812	58,325
	170,109	155,020	337,537	302,734
Sales of rental equipment	13,120	16,215	30,949	29,503
Sales of new equipment	8,872	7,535	17,511	14,316
Parts, service and other	12,901	13,101	25,497	26,422
Total cost of revenues	205,002	191,871	411,494	372,975
Gross profit	171,280	168,361	336,145	309,739
Selling, general and administrative expenses	111,831	99,259	226,109	194,594
Gain on sales of property and equipment, net	3,352	436	4,785	1,103
Income from operations	62,801	69,538	114,821	116,248
Other income (expense):
Interest expense	(18,227)	(14,700)	(36,593)	(28,397)
Other, net	1,482	1,064	3,034	2,780
Total other expense, net	(16,745)	(13,636)	(33,559)	(25,617)
Income from operations before provision for income taxes	46,056	55,902	81,262	90,631
Provision for income taxes	12,795	14,686	22,112	23,741
Net income	$33,261	$41,216	$59,150	$66,890

Net income per common share:
Basic	$0.92	$1.14	$1.63	$1.86
Diluted	$0.91	$1.14	$1.62	$1.84
Weighted average common shares outstanding:
Basic	36,248	36,075	36,222	36,050
Diluted	36,470	36,302	36,517	36,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$59,150	$66,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,056	16,326
Depreciation of rental equipment	183,796	167,785
Amortization of finance lease right-of-use assets	190	81
Amortization of intangible assets	5,070	3,365
Amortization of deferred financing costs	699	660
Accretion of note discount, net of premium amortization	586	586
Non-cash operating lease expense	11,229	9,204
Provision for losses on accounts receivable	2,675	1,846
Provision for inventory obsolescence	—	6
Change in deferred income taxes	15,415	19,970
Stock-based compensation expense	5,990	5,029
Gain from sales of property and equipment, net	(4,785)	(1,103)
Gain from sales of rental equipment, net	(52,077)	(42,121)
Changes in operating assets and liabilities:
Receivables	1,793	(3,184)
Inventories	3,046	(154,719)
Prepaid expenses and other assets	(9,287)	(13,333)
Accounts payable	(22,128)	61,710
Manufacturer flooring plans payable	(66)	2,084
Accrued expenses payable and other liabilities	(6,992)	(6,172)
Net cash provided by operating activities	216,360	134,910
Cash flows from investing activities:
Acquisition of businesses	(157,656)	—
Purchases of property and equipment	(77,054)	(33,393)
Purchases of rental equipment	(151,834)	(308,142)
Proceeds from sales of property and equipment	5,530	1,474
Proceeds from sales of rental equipment	82,704	71,146
Net cash used in investing activities	(298,310)	(268,915)
Cash flows from financing activities:
Borrowings on senior secured credit facility	1,023,868	876,440
Payments on senior secured credit facility	(918,215)	(748,653)
Dividends paid	(20,072)	(19,993)
Purchases of treasury stock	(3,390)	(3,226)
Payments of deferred financing costs	—	(4,939)
Payments of finance lease obligations	(132)	(52)
Net cash provided by financing activities	82,059	99,577
Net increase (decrease) in cash	109	(34,428)
Cash, beginning of period	8,500	81,330
Cash, end of period	$8,609	$46,902

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2024	2023
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Rental fleet in accounts payable and accrued expenses payable and other liabilities	$49,591	$—
Assets transferred from inventory to rental fleet	$84,994	$66,982
Purchases of property and equipment included in accrued expenses payable and other liabilities	$872	$545
Operating lease assets obtained in exchange for new operating lease liabilities	$26,111	$14,076
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,375	$26,481
Income taxes paid (net of refunds received)	$9,281	$3,877

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023, from which the consolidated balance sheet amounts as of December 31, 2023 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers at our 149 branch locations across 31 states. The Company’s fleet is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

(2) Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three and six months ended June 30, 2024, there were no significant changes to those accounting policies.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 are summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
	2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$267,162	$205	$267,367	$250,718	$113	$250,831
Re-rent revenue	8,106	—	8,106	7,892	—	7,892
Ancillary and other rental revenues:
Delivery and pick-up	—	20,242	20,242	—	17,674	17,674
Other	16,641	—	16,641	15,062	—	15,062
Total ancillary rental revenues	16,641	20,242	36,883	15,062	17,674	32,736
Total equipment rental revenues	291,909	20,447	312,356	273,672	17,787	291,459
Sales of rental equipment	—	34,937	34,937	—	39,653	39,653
Sales of new equipment	—	10,670	10,670	—	8,857	8,857
Parts, service and other	—	18,319	18,319	—	20,263	20,263
Total revenues	$291,909	$84,373	$376,282	$273,672	$86,560	$360,232

	Six Months Ended June 30,
	2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$520,460	$327	$520,787	$474,298	$250	$474,548
Re-rent revenue	16,427	—	16,427	16,251	—	16,251
Ancillary and other rental revenues:
Delivery and pick-up	—	38,849	38,849	—	33,165	33,165
Other	31,618	—	31,618	29,503	—	29,503
Total ancillary rental revenues	31,618	38,849	70,467	29,503	33,165	62,668
Total equipment rental revenues	568,505	39,176	607,681	520,052	33,415	553,467
Sales of rental equipment	—	83,052	83,052	—	71,768	71,768
Sales of new equipment	—	21,082	21,082	—	16,675	16,675
Parts, service and other	—	35,824	35,824	—	40,804	40,804
Total revenues	$568,505	$179,134	$747,639	$520,052	$162,662	$682,714

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

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is our rental operations, which as discussed above is accounted for under Topic 842. For the six months ended June 30, 2024, revenue under ASC 842 represents 76% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the six months ended June 30, 2024 and 2023 was approximately 0.4% and 0.3%, respectively.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three and six months ended June 30, 2024 and 2023 that were included in the contract liability balance as of the beginning of such periods.

Goodwill

Goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The change to the carrying amount of goodwill for the year ended December 31, 2023 and the six months ended June 30, 2024 is as follows (amounts in thousands):

	Equipment Rentals	Sales of Rental Eq.	Parts Sales	Total
Balance at December 31, 2022 (1)	$88,529	$8,447	$5,714	$102,690
Increase (2)	29	—	—	29
Decrease (3)	—	—	(5,714)	(5,714)
Decrease (4)	(132)	—	—	(132)
Increase (5)	11,282	—	—	11,282
Balance at December 31, 2023 (1)	99,708	8,447	—	108,155
Increase (6)	17,536	—	—	17,536
Decrease (7)	(100)	—	—	(100)
Increase (8)	8,401	—	—	8,401
Increase (9)	651	—	—	651
Balance at June 30, 2024 (1)	$126,196	$8,447	$—	$134,643
(1)
The total carrying amount of goodwill as of December 31, 2022 in the table above is reflected net of $92.7 million of accumulated impairment charges. The total carrying amount of goodwill as of December 31, 2023 and June 30, 2024 in the table above is reflected net of $98.4 million of accumulated impairment charges.
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
(8)
Increase due to Lewistown Rentals (“Lewistown”) Acquisition during the second quarter of 2024.

(9)
Increase is related to the final closing adjustment of the Precision Acquisition during the second quarter of 2024.

Rental Equipment

The rental equipment we purchase is recorded in rental equipment on the condensed consolidated balance sheets and is stated at cost. Due to the Company’s shift to operate as a pure-play rental company, as of the quarter ended June 30, 2024 purchases of equipment are now disaggregated between inventory and rental equipment according to classification at the time of purchase as opposed to considering all generally available for sale. Purchases of equipment designated for fleet are now recorded as rental equipment while equipment designated for sale is recorded as inventory. Rental equipment is depreciated over the estimated useful life of the equipment upon placed in service using the straight-line method and is included in rental depreciation within our condensed consolidated statements of income. Estimated useful lives vary based upon type of equipment. Generally, we depreciate aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and material handling equipment over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated generally over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment. Depreciation expense on rental equipment is reflected in rental depreciation in cost of revenues on the condensed consolidated statements of income.

Ordinary repair and maintenance costs and property taxes are reflected in rental expenses in cost of revenues on the condensed consolidated statements of income. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. When rental equipment is sold or disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gains or losses are included in gross profit in the condensed consolidated statements of income. We receive individual offers for fleet on a continual basis, at which time we perform an analysis on whether or not to accept the offer. The rental equipment is not transferred to inventory under the held for sale model as the equipment is used to generate revenues until the equipment is sold.

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

(3) Acquisitions and Dispositions

2024 Acquisitions

Lewistown Rentals

Effective May 1, 2024, we completed the acquisition of Lewistown Rentals (“Lewistown”), a Lewistown, Montana-based equipment rental business and three of its affiliated rental operations in Havre, Glasgow and Great Falls, Montana. The acquisition expands our presence in the Montana market.

The aggregate cash consideration paid was approximately $33.7 million. The acquisition and related fees and expenses were funded from available cash and borrowings. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. The opening balance sheet amounts presented below are preliminary and subject to change as we obtain additional information during the acquisition measurement period regarding each asset acquired and liability assumed and finalize customary closing adjustments with the seller.

$’s in thousands
Accounts receivable	$1,026
Prepaid expenses and other assets	1
Rental equipment	18,987
Property and equipment	1,559
Customer relationships intangible asset (1)	3,800
Total identifiable assets acquired	25,373
Accounts payable	(71)
Accrued expenses payable and other liabilities	(28)
Total liabilities assumed	(99)
Net identifiable assets acquired	25,274
Goodwill (2)	8,401
Net assets acquired	$33,675
(1)
The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our preliminary purchase accounting assessments:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$3,800	10

(2)
The acquired goodwill has been allocated to the equipment rentals reporting unit.

The level of goodwill that resulted from the Lewistown acquisition is primarily reflective of Lewistown’s going-concern value, the value of assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. We currently expect the goodwill recognized to be 100% deductible for income tax purposes.

Acquisition costs for three and six months ended June 30, 2024 were $0.2 million and $0.4 million, respectively, included within selling, general and administrative (“SG&A”) expenses on the condensed consolidated statement of income. Since our acquisition of Lewistown on May 1, 2024, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Lewistown revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of May 1, 2024 and the results of operations are included in the Company's consolidated results as of that date.

Precision Rentals

Effective January 1, 2024, we completed the acquisition of Precision Rentals (“Precision”), an equipment rental company with a branch located in each of Arizona and Colorado. The acquisition expands our presence in both geographic markets.

The aggregate cumulative cash consideration paid was approximately $124.0 million, which includes $3.5 million of fair value allocated to a noncompete agreement which is accounted for as a separate transaction from the net assets acquired in the business combination. The acquisition and related fees and expenses were funded from available cash and borrowings. Customary closing adjustments were finalized during the second quarter of 2024. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date.

$’s in thousands
Accounts receivable	$4,120
Prepaid expenses and other assets	26
Rental equipment	63,215
Property and equipment	2,122
Operating lease right-of-use assets	68
Customer relationships intangible asset (1)	33,700
Total identifiable assets acquired	103,251
Accounts payable	(57)
Accrued expenses payable and other liabilities	(832)
Operating lease liabilities	(68)
Total liabilities assumed	(957)
Net identifiable assets acquired	102,294
Goodwill (2)	18,187
Net assets acquired	120,481
Noncompetition agreement intangible asset (1)(3)	3,500
Total cumulative consideration	$123,981
(1)
The following table reflects the fair values and useful lives of the acquired intangible assets:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$33,700	10
Noncompetition agreements	3,500	5
	$37,200

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

Acquisition costs for three and six months ended June 30, 2024 were $0.1 million and $0.3 million, respectively, included within SG&A expenses on the condensed consolidated statement of income. Since our acquisition of Precision on January 1, 2024, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Precision revenues and earnings since the acquisition date.

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

Acquisition costs for the six months ended June 30, 2024 were $0.1 million included within SG&A expenses on the condensed consolidated statement of income. Since our acquisition of Giffin on November 1, 2023, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Giffin revenues and earnings since the acquisition date.

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

Total acquisition costs were $0.8 million and included within SG&A expenses on the consolidated statement of income during the year ended December 31, 2022. Since our acquisition of OSR on October 1, 2022, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of OSR revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of October 1, 2022 and the results of operations are included in the Company's consolidated results as of that date.

Pro forma financial information (unaudited)

We completed the Giffin acquisition effective November 1, 2023, the Precision acquisition effective January 1, 2024 and the Lewistown acquisition effective May 1, 2024; therefore, our reported condensed consolidated statements of income for the quarter ended June 30, 2023 does not include Giffin, Precision or Lewistown and the three and six months ended June 30, 2024 does not include Lewistown for the entire period.

The unaudited pro forma information in the table below (amounts in thousands) is for informational purposes only and gives effect to the Giffin, Precision and Lewistown acquisitions had all been completed on January 1, 2023 (the “pro forma acquisition date”). The unaudited pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the pro forma acquisition date, nor is it necessarily indicative of our future results. The unaudited pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, nor does it reflect additional revenue opportunities following the acquisition. The unaudited pro forma financial information includes adjustments primarily related to the incremental depreciation and amortization expense of the rental equipment and intangible assets acquired, the elimination of interest expense related to historical debt as well as other expenses that are not part of the combined entity and transaction expenses.

	Pro Forma (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$377,009	$373,444	$750,546	$708,931
Net income	$33,199	$40,623	$58,903	$65,664

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, Senior Secured Credit Facility (the “Credit Facility”), accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature, maturity or market interest rate of these financial instruments. The Company’s outstanding obligations on its Credit Facility are deemed to be at fair value as the interest rates are variable and consistent with prevailing rates, which are considered Level 2 inputs. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of June 30, 2024 and December 31, 2023 are presented in the table below (amounts in thousands).

	June 30, 2024
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 9.00% (Level 3)	$2,642	$2,224
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,243,573	1,128,213

	December 31, 2023
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 8.75% (Level 3)	$2,708	$2,490
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,242,852	1,137,170

At June 30, 2024 and December 31, 2023, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”) was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table. The assets collateralized against the manufacturer flooring plans payable approximate its carrying value.

During the three and six months ended June 30, 2024 and 2023, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, respectively (amounts in thousands, except share and per share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2023	40,823,375	$408	$261,927	$(76,017)	$347,971	$534,289
Stock-based compensation	—	—	3,788	—	—	3,788
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,900)	(9,900)
Issuance of common stock, net of forfeitures	137,436	2	—	—	—	2
Repurchase of 57,662 shares of restricted common stock	—	—	—	(3,390)	—	(3,390)
Net income	—	—	—	—	25,889	25,889
Balances at March 31, 2024	40,960,811	410	265,715	(79,407)	363,960	550,678
Stock-based compensation	—	—	2,202	—	—	2,202
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,092)	(10,092)
Restricted stock forfeitures	(5,642)	—	—	—	—	—
Net income	—	—	—	—	33,261	33,261
Balances at June 30, 2024	40,955,169	$410	$267,917	$(79,407)	$387,129	$576,049

Balances at December 31, 2022	40,567,876	$405	$251,901	$(69,964)	$218,700	$401,042
Stock-based compensation	—	—	2,990	—	—	2,990
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,794)	(9,794)
Issuance of common stock, net of forfeitures	132,501	1	—	—	—	1
Repurchase of 58,211 shares of restricted common stock	—	—	—	(3,226)	—	(3,226)
Net income	—	—	—	—	25,674	25,674
Balances at March 31, 2023	40,700,377	406	254,891	(73,190)	234,580	416,687
Stock-based compensation	—	—	2,039	—	—	2,039
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,046)	(10,046)
Restricted stock forfeitures	(5,323)	—	—	—	—	—
Net income	—	—	—	—	41,216	41,216
Balances at June 30, 2023	40,695,054	$406	$256,930	$(73,190)	$265,750	$449,896

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

Our Amended and Restated 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan”) is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the 2016 Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our 2016 Plan were 2,360,083 shares of common stock as of June 30, 2024.

Non-vested Stock

The following table summarizes our non-vested stock activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2023	497,396	$40.73
Granted	73,063	$38.33
Vested	(139,584)	$36.28
Forfeited	(7,790)	$42.71
Non-vested stock at June 30, 2024	423,085	$41.74

As of June 30, 2024, we had unrecognized compensation expense of approximately $10.2 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 1.5 years. The following table summarizes compensation expense related to non-vested stock, which is included in SG&A expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Compensation expense	$2,202	$2,039	$5,990	$5,029

(7) Income per Share

Income per common share for the three and six months ended June 30, 2024 and 2023 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was less than 1% of total outstanding shares for the three and six months ended June 30, 2024 and 2023 and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2024 and 2023 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$33,261	$41,216	$59,150	$66,890

Weighted average number of common shares outstanding:
Basic	36,248	36,075	36,222	36,050
Effect of dilutive non-vested restricted stock	222	227	295	277
Diluted	36,470	36,302	36,517	36,327

Income per share:
Basic net income per share	$0.92	$1.14	$1.63	$1.86
Diluted net income per share	$0.91	$1.14	$1.62	$1.84

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	—	—	—

Dividends declared per common share outstanding	$0.275	$0.275	$0.55	$0.55

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

At June 30, 2024, we had $287.3 million outstanding under the Credit Facility and could borrow up to approximately $450.4 million, net of a $12.3 million outstanding letter of credit. As of June 30, 2024, the weighted average interest rate under the Credit Facility was approximately 7.2%. As of June 30, 2024, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement.

The aggregate amounts outstanding as of June 30, 2024 under both the Credit Facility and our Senior Secured Notes (Note 9) of $1,537.3 million mature during 2028.

(9) Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% Senior Unsecured Notes due 2028. For further information related to significant terms of the Senior Unsecured Notes, see Note 9 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our condensed consolidated balance sheets (amounts in thousands):

Balance at December 31, 2022	$1,241,409
Accretion of discount through December 31, 2023	1,172
Amortization of deferred financing costs through December 31, 2023	271
Balance at December 31, 2023	$1,242,852
Accretion of discount through June 30, 2024	586
Amortization of deferred financing costs through June 30, 2024	135
Balance at June 30, 2024	$1,243,573

(10) Leases

At June 30, 2024, the weighted average remaining lease term for operating leases was approximately 7.4 years and for finance leases was approximately 8.5 years. The weighted average discount rate for operating leases and finance leases was approximately 6.4% and 6.0%, respectively at June 30, 2024.

The future minimum lease payments of operating leases executed but not commenced as of June 30, 2024 are estimated to be $0.9 million, $3.7 million, $4.4 million, $4.5 million and $4.7 million for the years ended December 31, 2024, 2025, 2026, 2027 and 2028, respectively, and $33.0 million thereafter. It is expected that these leases will commence during 2024 and 2025.

(11) Segment Information

We have identified four reportable segments: equipment rentals, sales of rental equipment, sales of new equipment, and parts, service and other revenues. These segments are based upon revenue streams and how management of the Company allocates resources and assesses performance. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to our reportable segments.

We revised our reportable segments by aggregating parts sales and service revenues into one segment during the quarter ended June 30, 2024 due to revised internal reporting provided to our Chief Operating Decision Maker. We previously reported five segments as noted in our Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The presentation of prior period information disclosed below has been revised to reflect this change.

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Segment Revenues:
Equipment rentals	$312,356	$291,459	$607,681	$553,467
Sales of rental equipment	34,937	39,653	83,052	71,768
Sales of new equipment	10,670	8,857	21,082	16,675
Parts, service and other	18,319	20,263	35,824	40,804
Total revenues	$376,282	$360,232	$747,639	$682,714
Segment Gross Profit:
Equipment rentals	$142,247	$136,439	$270,144	$250,733
Sales of rental equipment	21,817	23,438	52,103	42,265
Sales of new equipment	1,798	1,322	3,571	2,359
Parts, service and other	5,418	7,162	10,327	14,382
Total gross profit	$171,280	$168,361	$336,145	$309,739

	Balances at
	June 30,	December 31,
	2024	2023
Segment identified assets:
Equipment rentals	$1,910,777	$1,756,578
Equipment sales	8,904	98,045
Parts, service and other	931,136	785,263
Total assets	$2,850,817	$2,639,886

The Company operates primarily in the United States. Our sales to international customers for both the three months ended June 30, 2024 and 2023 and for both the six months ended June 30, 2024 and 2023 were 0.1% of total revenues. No one customer accounted for more than 10% of our total revenues for any of the periods presented.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of June 30, 2024, and its results of operations for the three and six months ended June 30, 2024, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Background

Founded in 1961 through our predecessor companies, we have been in the equipment services business for approximately 63 years and are one of the largest rental equipment companies in the nation. H&E Equipment Services L.L.C. (“ H&E L.L.C.”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide Industries, L.L.C., and ICM Equipment Company L.L.C. In connection with our initial public offering in February 2006, we converted H&E L.L.C. into H&E Equipment Services, Inc., a Delaware corporation.

H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of June 30, 2024, we operated 149 branch locations across 31 states throughout the United States.

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

Effective May 1, 2024, the Company completed the acquisition of Lewistown Rentals (“Lewistown”), a privately-held equipment rentals company with four branch locations in Montana.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, presents the accounting estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting estimates during the three and six months ended June 30, 2024. Our critical accounting estimates include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, and income taxes.

Information regarding our other significant accounting estimates is included in Note 2 to our Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Business Segments

We have four reportable segments because we derive our revenues from four business activities: (1) equipment rentals; (2) sales of rental equipment; (3) sales of new equipment; (4) parts, service and other revenues. Our primary segment is equipment rentals. These segments are based upon how we allocate resources and assess performance. We revised our reportable segments by aggregating parts sales and service revenues into one segment during the quarter ended June 30, 2024 due to revised internal reporting provided to our Chief Operating Decision Maker. For additional information about our business segments, see Note 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

•
Equipment Rentals. Our rental operation is our principal focus and we primarily rent our core types of construction and industrial equipment (aerial work platforms, earthmoving equipment, material handling equipment and other general and specialty lines). We have a well-maintained rental fleet and a dedicated sales team. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization (a reflection of equipment usage based on customer demand and calculated as our fleet’s original equipment cost on-rent divided by our fleet’s original equipment cost, averaged over the time period), rental rate trends and targets, rental equipment dollar utilization, and maintenance and repair costs, which we closely monitor. Given the use of these measures by management, we believe that investors’ understanding of our performance is enhanced by the disclosure of the measures as it allows investors to view performance from management’s perspective. Additionally, we maintain fleet quality through quality control inspections and our parts and services operations.
•
Sales of Rental Equipment. Our rental equipment sales are generated primarily from sales from our rental fleet. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide us with a profitable distribution channel for the disposal of rental equipment.
•
Sales of New Equipment. We sell equipment through a professional sales force. Sales of new equipment may be impacted by the availability of equipment from the manufacturer.
•
Parts, Service and Other Revenues. Our parts business provides parts to our own rental fleet and sells parts for the equipment we sell. In order to provide timely parts and services support to our rental fleet as well as our customers, we maintain a parts inventory. Our services operation provides maintenance and repair services to our own rental fleet and for our customers’ equipment at our facilities as well as at our customers’ locations. Our other revenues relate to costs primarily related to ancillary charges associated with equipment maintenance and repair services.

Revenue Sources

We generate our total revenues from our four business activities and our other equipment support activities. Equipment rentals accounts for the majority of our total revenues. For the six months ended June 30, 2024, of our total revenues, approximately 81.0% were attributable to equipment rentals, 11.0% were attributable to sales of rental equipment, 3.0% were attributable to sales of new equipment, 5.0% were attributable to parts, service and other revenues.

The equipment that we rent, sell and service is principally used in the construction industry, as well as by companies for commercial and industrial uses such as plant maintenance and turnarounds, and in the petrochemical and energy sectors. As a result, our total revenues are affected by several factors including, but not limited to, the demand for and availability of rental equipment, rental rates and other competitive factors, the demand for used and new equipment, the level of construction and industrial activities, spending levels by our customers, adverse weather conditions, supply chain disruptions, the price of oil and other commodities and general economic conditions.

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

Sales of Rental Equipment. We generate the majority of our rental equipment sales revenues by selling equipment from our rental fleet.

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

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, rental other expenses, the costs associated with the rental equipment we sell, the costs to purchase new equipment and costs associated with parts sales and services, all of which are included in cost of revenues. For the six months ended June 30, 2024, our total cost of revenues was $411.5 million. Our operating expenses consist principally of selling, general and administrative expenses (“SG&A”). For the six months ended June 30, 2024, our SG&A expenses were $226.1 million. In addition, we have interest expense primarily related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our Condensed Consolidated Statements of Income are not generally allocated to our reportable segments.

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

Sales of Rental Equipment. Cost of rental equipment sold primarily consists of the net book value of rental equipment sold from our rental fleet.

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

Rental Fleet

A substantial portion of our overall value is in our rental fleet equipment. The net book value of our rental equipment at June 30, 2024 was $1.9 billion, or approximately 67.0% of our total assets. Our rental fleet as of June 30, 2024 consisted of 61,543 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of $2.9 billion. As of June 30, 2024, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	28,130	45.7%	$957.7	33.2%	52.0
Earthmoving	8,494	13.8%	738.7	25.6%	27.4
Material Handling Equipment	10,466	17.0%	856.3	29.6%	40.8
Other	14,453	23.5%	335.5	11.6%	23.5
Total	61,543	100.0%	$2,888.2	100.0%	40.0

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

The original acquisition cost of our gross rental fleet increased by approximately $97.3 million, or 3.5%, for the six months ended June 30, 2024. The average age of our rental fleet equipment increased by approximately 0.3 months for the six months ended June 30, 2024. Our average rental rates for the six months ended June 30, 2024 were approximately 2.4% higher than last year (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our core product lines for the six months ended June 30, 2024 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

•
Economic downturns. The demand for our products is dependent on the general economy, which is in turn affected by geopolitical conditions, the stability of the global credit markets, inflationary pressures, increasing interest rates, the conditions of the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and industrial markets, as well as adverse credit market conditions, can cause demand for our products to materially decrease. Our operations are also impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints. We have experienced and may continue to experience inflationary pressures, including but not limited to cost increases related to equipment, fuel and hauling expenses that we attempt to mitigate through pricing and productivity initiatives.
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
•
Regional and Industry-Specific Activity and Trends. Expenditures by our customers may be impacted by the overall level of construction activity in the markets and regions in which they operate, the price of oil and other commodities, the price of materials, supply chain disruptions, labor shortages, interest rates and other general economic trends impacting the industries in which our customers and end users operate. As our customers adjust their activity and spending levels in response to these external factors, our rentals and sales of equipment to those customers will be impacted.
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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for the three and six months ended June 30, 2024 and 2023. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenues.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenues:
Equipment rentals
Rentals	$275,473	$258,723	$16,750	6.5%
Rentals other	36,883	32,736	4,147	12.7%
Total equipment rentals	312,356	291,459	20,897	7.2%
Sales of rental equipment	34,937	39,653	(4,716)	(11.9)%
Sales of new equipment	10,670	8,857	1,813	20.5%
Parts, service and other	18,319	20,263	(1,944)	(9.6)%
Total revenues	$376,282	$360,232	$16,050	4.5%

Total Revenues. Our total revenues were $376.3 million for the three months ended June 30, 2024 compared to $360.2 million for the three months ended June 30, 2023, an increase of $16.1 million, or 4.5%. Revenues of our business activities are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three months ended June 30, 2024 increased $20.9 million, or 7.2%, to $312.4 million from $291.5 million in the three months ended June 30, 2023. The increased equipment rental revenues was primarily due to our larger fleet as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $16.8 million, or 6.5%, to $275.5 million for the three months ended June 30, 2024 compared to $258.7 million for the three months ended June 30, 2023. Rental revenues from aerial work platform equipment increased $7.4 million, other rentals increased $6.4 million and material handling equipment increased $3.7 million. Partially offsetting these increases, rental revenues from our earthmoving equipment decreased $3.0 million. Our average rental rates for the three months ended June 30, 2024 increased 1.9% compared to the same three months last year and decreased 0.1% from the three months ended March 31, 2024. Our average rental rates do not include the impact of acquisitions completed within the last twelve months. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three months ended June 30, 2024 was 38.6% compared to 40.6% in the three months ended June 30, 2023, a decrease of 2.0%. The decrease in comparative rental equipment dollar utilization was the net result of a decrease in rental equipment time utilization and an increase in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was 66.4% for the three months ended June 30, 2024 compared to 69.3% in the three months ended June 30, 2023, a decrease of 2.9%. The decrease in rental equipment time utilization as a percentage of original equipment cost was largely reflective of the increase in fleet size.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three months ended June 30, 2024 were $36.9 million compared to $32.7 million for the three months ended June 30, 2023, an increase of approximately $4.1 million, or 12.7%. This increase was primarily related to increased rental revenues discussed above.

Sales of Rental Equipment Revenues. Our sales of rental equipment decreased $4.7 million, or 11.9%, to $34.9 million for the three months ended June 30, 2024, from $39.7 million for the same three months in 2023. This decrease is reflective of our ongoing fleet management strategy. Sales of earthmoving rental equipment decreased $9.4 million. Offsetting this decrease, sales of material handling rental equipment and aerial work platform rental equipment increased $2.3 million and $1.7 million, respectively.

Sales of New Equipment Revenues. Our sales of new equipment for the three months ended June 30, 2024 increased $1.8 million, or 20.5%, to $10.7 million from $8.9 million for the three months ended June 30, 2023. Sales of new aerial work platform equipment and material handling equipment increased $1.5 million and $1.3 million, respectively.

Parts, Service and Other Revenues. Our parts, service and other revenues for the three months ended June 30, 2024 decreased $1.9 million, or 9.6%, to $18.3 million from $20.3 million for the same three months last year.

Gross Profit.

	Three Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Gross Profit:
Equipment rentals
Rentals	$140,553	$134,053	$6,500	4.8%
Rentals other	1,694	2,386	(692)	(29.0)%
Total equipment rentals	142,247	136,439	5,808	4.3%
Sales of rental equipment	21,817	23,438	(1,621)	(6.9)%
Sales of new equipment	1,798	1,322	476	36.0%
Parts, service and other	5,418	7,162	(1,744)	(24.4)%
Total gross profit	$171,280	$168,361	$2,919	1.7%

Total Gross Profit. Our total gross profit was $171.3 million for the three months ended June 30, 2024 compared to $168.4 million for the same three months in 2023, an increase of $2.9 million, or 1.7%. Total gross profit margin for the three months ended June 30, 2024 was approximately 45.5%, a decrease of 1.2% from the 46.7% gross profit margin for the same three months in 2023. Gross profits and gross margins of our business activities are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three months ended June 30, 2024 increased $5.8 million, or 4.3%, to $142.2 million from $136.4 million in the same three months in 2023. Total gross profit margin from equipment rentals for the three months ended June 30, 2024 was 45.5% compared to 46.8% for the same period in 2023, a decrease of approximately 1.3%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit increased $6.5 million, or 4.8%, to $140.6 million for the three months ended June 30, 2024 compared to $134.1 million for the same three months in 2023. The increased gross profit was due to increased rental revenues of $16.8 million for the three months ended June 30, 2024 compared to the same period last year, partially offset by a $6.5 million increase in rental equipment depreciation expense and a $3.8 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior period. Our fleet size, based on original equipment cost, at June 30, 2024 was $279.0 million, or 10.7%, larger than our fleet at June 30, 2023. Gross profit margin on equipment rentals for the three months ended June 30, 2024 was 51.0% compared to 51.8% for the same period in 2023, a decrease of 0.8%. Depreciation expense was 33.5% of equipment rental revenues for the three months ended June 30, 2024 compared to 33.2% for the same period in 2023, an increase of approximately 0.3%. As a percentage of revenues, rental expenses were 15.4% for the three months ended June 30, 2024 compared to 15.0% for the same period last year, an increase of 0.4%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three months ended June 30, 2024 was $1.7 million, a decrease of $0.7 million as compared to the same period in 2023. The gross margin was 4.6% for the three months ended June 30, 2024 compared to a gross margin of 7.3% for the same period last year.

Sales of Rental Equipment Gross Profit. Our sales of rental equipment gross profit for the three months ended June 30, 2024 decreased $1.6 million, or 6.9%, to $21.8 million from $23.4 million in the same period in 2023, as sales of rental equipment decreased $4.7 million. Gross profit margin on sales of rental equipment for the three months ended June 30, 2024 was approximately 62.4%, up 3.3% from 59.1% for the same three months in 2023, primarily as a result of higher gross margins in aerial work platform sales. Our sales from rental fleet were approximately 266.7% and 245.8% of net book value for the three months ended June 30, 2024 and 2023, respectively.

Sales of New Equipment Gross Profit. Our sales of new equipment gross profit for the three months ended June 30, 2024 increased $0.5 million, or 36.0%, to $1.8 million compared to $1.3 million for the same three months in 2023 on sales of new equipment which increased $1.8 million. Gross profit margin on sales of new equipment was 16.9% for the three months ended June 30, 2024, compared to 14.9% for the same period last year, an increase of 2.0%.

Parts, Service and Other Gross Profit. Our parts, service and other revenues gross profit for the three months ended June 30, 2024 was $5.4 million, a decrease of 24.4%, from gross profit of $7.2 million for the same period last year on parts, service and other revenues that decreased $1.9 million. Gross profit margin for the three months ended June 30, 2024 and 2023 was 29.6% and 35.3%, respectively.

Selling, General and Administrative Expenses. SG&A expenses increased $12.6 million, or 12.7%, to $111.8 million for the three months ended June 30, 2024 compared to $99.3 million for the three months ended June 30, 2023. Employee salaries, wages, payroll taxes and other employee related expenses increased $6.0 million due to increased wages, commissions, headcount and health insurance. Depreciation and amortization expenses increased $2.5 million, facility expenses increased $1.9 million, liability insurance costs increased $0.8 million and professional fees increased $0.5 million. Approximately $10.8 million of comparative incremental SG&A expenses in the three months ended June 30, 2024 was attributable to expansion efforts since January 1, 2023 with less than three months of comparable operations in either or both of the three months ended June 30, 2024 and 2023. SG&A expenses as a percentage of total revenues for the three months ended June 30, 2024 and 2023 were 29.7% and 27.6%, respectively, an increase of 2.1%.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $3.4 million for the three months ended June 30, 2024 compared to $0.4 million for the same period last year, an increase of $2.9 million. This increase is due to fluctuations in the normal course of business.

Other Income (Expense). For the three months ended June 30, 2024, our net other expenses increased approximately $3.1 million to $16.7 million compared to $13.6 million for the same three months in 2023. Interest expense was $18.2 million for the three months ended June 30, 2024 and $14.7 million for the three months ended June 30, 2023. The increase in interest expense is largely due to higher borrowings on our Credit Facility.

Income Taxes. We recorded income tax expense of $12.8 million for the three months ended June 30, 2024 compared to an income tax expense of $14.7 million for the three months ended June 30, 2023. Our effective income tax rate for the three months ended June 30, 2024 was 27.8% compared to 26.3% for the same period in 2023. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2024 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of June 30, 2024, we have a valuation allowance of $3.0 million for certain state tax credits that may not be realized.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenues.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenues:
Equipment rentals
Rentals	$537,214	$490,799	$46,415	9.5%
Rentals other	70,467	62,668	7,799	12.4%
Total equipment rentals	607,681	553,467	54,214	9.8%
Sales of rental equipment	83,052	71,768	11,284	15.7%
Sales of new equipment	21,082	16,675	4,407	26.4%
Parts, service and other	35,824	40,804	(4,980)	(12.2)%
Total revenues	$747,639	$682,714	$64,925	9.5%

Total Revenues. Our total revenues were $747.6 million for the six months ended June 30, 2024 compared to $682.7 million for the six months ended June 30, 2023, an increase of $64.9 million, or 9.5%. Revenues of our business activities are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the six months ended June 30, 2024 increased $54.2 million, or 9.8%, to $607.7 million from $553.5 million in the six months ended June 30, 2023. The increase in equipment rental revenues was primarily due to our larger fleet as compared to the prior year.

Rentals. Rental revenues increased $46.4 million, or 9.5%, to $537.2 million for the six months ended June 30, 2024 compared to $490.8 million for the six months ended June 30, 2023. Rental revenues from other equipment increased $14.7 million, aerial work platform equipment increased $14.6 million and material handling equipment increased $10.1 million. Our average rental rates for the six months ended June 30, 2024 increased 2.4% compared to the same period last year. Our average rental rates do not include the impact of acquisitions completed within the last twelve months. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the six months ended June 30, 2024 was 37.8% compared to 39.6% in the six months ended June 30, 2023, a decrease of 1.8%. The decrease in comparative rental equipment dollar utilization was the net result of a decrease in rental equipment time utilization and an increase in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was 65.0% for the six months ended June 30, 2024 compared to 68.3% in the six months ended June 30, 2023, a decrease of 3.3%. The decrease in rental equipment time utilization as a percentage of original equipment cost was largely reflective of the increase in fleet size.

Rentals Other. Our rentals other revenue consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the six months ended June 30, 2024 were $70.5 million compared to $62.7 million for the six months ended June 30, 2023, an increase of $7.8 million, or 12.4%. The increase was primarily related to increased rental revenues discussed above.

Sales of Rental Equipment Revenues. Our sales of rental equipment increased $11.3 million, or 15.7%, to $83.1 million for the six months ended June 30, 2024 from $71.8 million for the six months ended June 30, 2023. This increase is reflective of our fleet management strategy and our decision to capitalize on the high demand for used equipment during the first quarter. Sales of aerial work platform rental equipment increased $9.4 million, sales of material handling rental equipment increased $5.7 million and sales of other equipment increased $4.9 million. Offsetting these increases, sales of earthmoving equipment rental decreased $8.7 million.

Sales of New Equipment Revenues. Our sales of new equipment for the six months ended June 30, 2024 increased $4.4 million, or 26.4%, to $21.1 million from $16.7 million for the six months ended June 30, 2023. Sales of new material handling equipment and new aerial work platform equipment increased $3.9 million and $3.3 million, respectively. Partially offsetting these increases, sales of other equipment decreased $2.3 million.

Parts, Service and Other Revenues. Our parts, service and other revenues for the six months ended June 30, 2024 decreased $5.0 million, or 12.2%, to $35.8 million from $40.8 million for the six months ended June 30, 2023.

Gross Profit.

	Six Months Ended		Total	Total
	June 30,		Dollar	Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Gross Profit:
Equipment rentals
Rentals	$267,489	$246,390	$21,099	8.6%
Rentals other	2,655	4,343	(1,688)	(38.9)%
Total equipment rentals	270,144	250,733	19,411	7.7%
Sales of rental equipment	52,103	42,265	9,838	23.3%
Sales of new equipment	3,571	2,359	1,212	51.4%
Parts, service and other	10,327	14,382	(4,055)	(28.2)%
Total gross profit	$336,145	$309,739	$26,406	8.5%

Total Gross Profit. Our total gross profit was $336.1 million for the six months ended June 30, 2024 compared to $309.7 million for the six months ended June 30, 2023, an increase of $26.4 million, or 8.5%. Total gross profit margin for the six months ended June 30, 2024 was 45.0%, a decrease of 0.4% from the 45.4% gross profit margin for the six months ended June 30, 2023. Gross profits and gross margins of our business activities are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the six months ended June 30, 2024 increased $19.4 million, or 7.7%, to $270.1 million from $250.7 million in the six months ended June 30, 2023. Total gross profit margin from equipment rentals for the six months ended June 30, 2024 was 44.5% compared to 45.3% for the same period in 2023, a decrease of 0.8%.

Rentals: Rental revenues gross profit increased $21.1 million, or 8.6%, to $267.5 million for the six months ended June 30, 2024 compared to $246.4 million for the six months ended June 30, 2023. The increased gross profit was the result of increased rental revenues of $46.4 million for the six months ended June 30, 2024 compared to the same period last year, which was partially offset by a $16.0 million increase in rental depreciation and a $9.3 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current period as compared to the prior period. Gross profit margin on rentals for the six months ended June 30, 2024 was 49.8% compared to 50.2% for the six months ended June 30, 2023, a decrease of 0.4%. Depreciation expense was 34.2% of rental revenues for both the six months ended June 30, 2024 and 2023. As a percentage of revenues, rental expenses were 16.0% for the six months ended June 30, 2024 compared to 15.6% for the same period last year, an increase of 0.4%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the six months ended June 30, 2024 was $2.7 million compared to $4.3 million for the same period in 2023, a decrease of $1.7 million. Gross profit margin was 3.8% for the six months ended June 30, 2024 compared to 6.9% for the same period last year, a decrease of 3.1%.

Sales of Rental Equipment Gross Profit. Our sales of rental equipment gross profit for the six months ended June 30, 2024 increased $9.8 million, or 23.3%, to $52.1 million from $42.3 million in the same period in 2023 on increased sales of rental equipment of $11.3 million. Gross profit margin on sales of rental equipment for the six months ended June 30, 2024 was approximately 62.7%, up 3.8% from 58.9% for the six months ended June 30, 2023, primarily as a result of higher used equipment gross margins on aerial work platform equipment. Our sales from rental fleet were approximately 270.0% and 245.1% of net book value for the six months ended June 30, 2024 and 2023, respectively.

Sales of New Equipment Gross Profit. Our sales of new equipment gross profit for the six months ended June 30, 2024 increased $1.2 million, or 51.4%, to $3.6 million compared to $2.4 million for the six months ended June 30, 2023 on increased sales of new equipment of $4.4 million. Gross profit margin on sales of new equipment was 16.9% for the six months ended June 30, 2024, compared to 14.1% for the same period last year, an increase of 2.8%.

Parts, Service and Other Gross Profit. Our parts, service and other revenues gross profit for the six months ended June 30, 2024 was $10.3 million, a decrease of $4.1 million, or 28.2%, from a gross profit of $14.4 million for the same period last year on decreased parts, service and other revenues of $5.0 million. Gross profit margin for the six months ended June 30, 2024 and 2023 was 28.8% and 35.2%, respectively.

Selling, General and Administrative Expenses. SG&A expenses increased $31.5 million, or 16.2%, to $226.1 million for the six months ended June 30, 2024 compared to $194.6 million for the six months ended June 30, 2023. Employee salaries, wages, payroll taxes and other employee related expenses increased $15.0 million due to increased wages, commissions, headcount and health insurance. Depreciation and amortization expenses increased $4.7 million, facility expenses increased $4.2 million, professional fees increased $2.1 million and liability insurance costs increased $1.9 million. Approximately $20.8 million of the total increase in SG&A expenses was attributable to branches opened or acquired since January 1, 2023 with less than six months of comparable operations in either or both of the six months ended June 30, 2024 and 2023. SG&A expenses as a percentage of total revenues for the six months ended June 30, 2024 and 2023 were 30.2% and 28.5%, respectively.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $4.8 million for the six months ended June 30, 2024 compared to $1.1 million for the same period last year, an increase of $3.7 million. This increase is due to fluctuations in the normal course of business.

Other Income (Expense). For the six months ended June 30, 2024, our net other expenses were $33.6 million compared to $25.6 million for the six months ended June 30, 2023. Interest expense was $36.6 million for the six months ended June 30, 2024 compared to $28.4 million for the six months ended June 30, 2023. The increase in interest expense is largely due to higher borrowings on our Credit Facility.

Income Taxes. We recorded an income tax expense of $22.1 million for the six months ended June 30, 2024 compared to an income tax expense of $23.7 million for the six months ended June 30, 2023. Our effective income tax rate for the six months ended June 30, 2024 was 27.2% compared to 26.2% for the same period in 2023. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at June 30, 2024 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of June 30, 2024, we have a valuation allowance of $3.0 million for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow From Operating Activities. For the six months ended June 30, 2024, the net cash provided by our operating activities was $216.4 million. Our reported net income of $59.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $250.0 million. These cash flows from operating activities were also positively impacted by a $3.0 million decrease in inventories driven by the classification of rental equipment at the time of purchase and a $1.8 million decrease in receivables. Partially offsetting these positive cash flows were a $22.1 million decrease in accounts payable, a $9.3 million increase in prepaid expenses and other assets, a $7.0 million decrease in accrued expenses payable and other liabilities and an $0.1 million decrease in manufacturing flooring plans payable.

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

Cash Flow From Investing Activities. For the six months ended June 30, 2024, our net cash used in our investing activities was $298.3 million. The aggregate cumulative cash consideration paid for the acquisitions of Lewistown and Precision was approximately $157.7 million; see additional information on the acquisition in Note 3 to our Condensed Consolidated Financial Statements. Purchases of rental and non-rental equipment were $228.9 million and proceeds from the sale of rental and non-rental equipment were $88.2 million.

For the six months ended June 30, 2023, our net cash used in our investing activities was $268.9 million. Purchases of rental and non-rental equipment were $341.5 million and proceeds from the sale of rental and non-rental equipment were $72.6 million.

Cash Flow From Financing Activities. For the six months ended June 30, 2024, our net cash provided by our financing activities was $82.1 million. Borrowings on our senior secured credit facility amounted to $1.0 billion while payments on the facility amounted to $918.2 million for the six months ended June 30, 2024. Dividends paid totaled $20.1 million, or $0.55 per common share, and treasury stock purchases totaled $3.4 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million senior secured credit facility (our “Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, and the lenders named therein. At June 30, 2024, we had $287.3 million borrowed under the Credit Facility and we could borrow up to $450.4 million, which with cash on hand amounted to a liquidity position of $459.0 million. We did not have any covenant violations related to the Credit Facility. At July 23, 2024, we had we had borrowings of $300.4 million outstanding under our Credit Facility leaving us with borrowing availability of $437.3 million, as a result of $12.3 million letters of credit outstanding under the facility.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the revenue from our rental operations and sales of rental fleet and new equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. As of June 30, 2024, the Company held balances of cash totaling $8.6 million. As of December 31, 2023, the Company held balances of cash totaling $8.5 million. Our principal uses of cash historically have been to fund operating activities and working capital, purchases of rental fleet equipment, inventory and property and equipment, opening new branch locations, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new branch locations.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. The condensed consolidated statements of cash flows include the payments for purchases of rental fleet, but does not reflect gross rental fleet capital expenditures which include items such as non-cash components. Our gross rental fleet capital expenditures for the six months ended June 30, 2024 and 2023 were approximately $196.5 million and $375.1 million, respectively. This decrease in rental fleet capital expenditures reflects the normalization of fleet purchasing in the current quarter as compared to the prior year. Our gross property and equipment capital expenditures for the six months ended June 30, 2024 and 2023 were $77.1 million and $33.4 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future, both in the short-term (over the next 12 months) and beyond. As noted earlier, at June 30, 2024, we had cash on hand of $8.6 million. At June 30, 2024, we had available borrowings of $450.4 million, net of $12.3 million of outstanding letters of credit. At July 23, 2024, we had $437.3 million of available borrowings under the Credit Facility, net of $12.3 million of outstanding letters of credit.

Quarterly Dividend

On May 16, 2024, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on June 14, 2024, totaling approximately $10.0 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

With the exception of the above, there have been no significant changes in our exposure to market risk during the three and six months ended June 30, 2024. For an additional discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

H&E EQUIPMENT SERVICES, INC.

Dated: July 30, 2024	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 30, 2024	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)