Form 10-Q
period 2024-09-30
H&E Equipment Services, Inc.
filed 2024-10-29
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 22, 2024, there were 36,610,928 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

September 30, 2024

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.herentals.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Balances at
	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash	$11,083	$8,500
Receivables, net of allowance for doubtful accounts of $8,424 and $7,126, respectively	252,224	247,430
Inventories, net of reserves for obsolescence of $164 and $207, respectively	22,034	109,931
Prepaid expenses and other assets	14,473	8,740
Rental equipment, net of accumulated depreciation of $1,062,984 and $990,971, respectively	1,924,653	1,756,578
Property and equipment, net of accumulated depreciation and amortization of $209,154 and $193,723, respectively	244,706	183,773
Operating lease right-of-use assets, net of accumulated amortization of $88,471 and $71,021, respectively	214,673	176,703
Finance lease right-of-use assets, net of accumulated amortization of $663 and $345, respectively	3,881	2,891
Deferred financing costs, net of accumulated amortization of $18,453 and $17,606, respectively	3,762	4,609
Intangible assets, net of accumulated amortization of $33,492 and $25,824, respectively	66,008	32,576
Goodwill	135,169	108,155
Total assets	$2,892,666	$2,639,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior secured credit facility	$276,322	$181,642
Accounts payable	91,290	85,486
Manufacturer flooring plans payable	1,715	2,708
Accrued expenses payable and other liabilities	98,250	87,929
Dividends payable	340	360
Senior unsecured notes, net of unaccreted discount of $4,928 and $5,807 and deferred financing costs of $1,138 and $1,341, respectively	1,243,934	1,242,852
Operating lease liabilities	235,616	183,775
Finance lease liabilities	4,101	3,019
Deferred income taxes	343,886	317,826
Total liabilities	2,295,454	2,105,597
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 41,093,266 and 40,823,375 shares issued at September 30, 2024 and December 31, 2023, respectively, and 36,611,772 and 36,449,188 shares outstanding at September 30, 2024 and December 31, 2023, respectively	411	408
Additional paid-in capital	270,533	261,927
Treasury stock at cost, 4,481,494 and 4,374,187 shares of common stock held at September 30, 2024 and December 31, 2023, respectively	(81,798)	(76,017)
Retained earnings	408,066	347,971
Total stockholders’ equity	597,212	534,289
Total liabilities and stockholders’ equity	$2,892,666	$2,639,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Equipment rentals	$326,219	$315,811	$933,900	$869,278
Sales of rental equipment	27,790	52,708	110,842	124,476
Sales of new equipment	14,054	12,633	35,136	29,308
Parts, service and other	16,799	19,544	52,623	60,348
Total revenues	384,862	400,696	1,132,501	1,083,410
Cost of revenues:
Rental depreciation	95,194	90,361	278,990	258,146
Rental expense	45,494	40,545	131,423	117,169
Rental other	37,687	35,056	105,499	93,381
	178,375	165,962	515,912	468,696
Sales of rental equipment	11,057	21,893	42,006	51,396
Sales of new equipment	11,266	10,962	28,777	25,278
Parts, service and other	12,710	13,496	38,207	39,918
Total cost of revenues	213,408	212,313	624,902	585,288
Gross profit	171,454	188,383	507,599	498,122
Selling, general and administrative expenses	112,449	104,218	338,558	298,812
Impairment of goodwill	—	(5,714)	—	(5,714)
Gain on sales of property and equipment, net	1,664	763	6,449	1,866
Income from operations	60,669	79,214	175,490	195,462
Other income (expense):
Interest expense	(18,771)	(16,145)	(55,364)	(44,542)
Other, net	1,448	3,071	4,482	5,851
Total other expense, net	(17,323)	(13,074)	(50,882)	(38,691)
Income from operations before provision for income taxes	43,346	66,140	124,608	156,771
Provision for income taxes	12,278	17,261	34,390	41,002
Net income	$31,068	$48,879	$90,218	$115,769

Net income per common share:
Basic	$0.86	$1.35	$2.49	$3.21
Diluted	$0.85	$1.35	$2.47	$3.19
Weighted average common shares outstanding:
Basic	36,300	36,134	36,249	36,078
Diluted	36,459	36,322	36,497	36,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$90,218	$115,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	34,748	25,329
Depreciation of rental equipment	278,990	258,146
Amortization of finance lease right-of-use assets	318	154
Amortization of intangible assets	7,668	5,048
Amortization of deferred financing costs	1,050	1,009
Accretion of note discount, net of premium amortization	879	879
Non-cash operating lease expense	17,450	14,212
Provision for losses on accounts receivable	4,036	3,382
Provision for inventory obsolescence	36	6
Change in deferred income taxes	26,060	35,386
Stock-based compensation expense	8,606	7,304
Impairment of goodwill	—	5,714
Gain from sales of property and equipment, net	(6,449)	(1,866)
Gain from sales of rental equipment, net	(68,809)	(72,856)
Changes in operating assets and liabilities:
Receivables	(3,754)	(32,201)
Inventories	2,867	(101,771)
Prepaid expenses and other assets	(5,719)	8,107
Accounts payable	(27,330)	(8,351)
Manufacturer flooring plans payable	(993)	2,235
Accrued expenses payable and other liabilities	6,284	10,867
Net cash provided by operating activities	366,156	276,502
Cash flows from investing activities:
Acquisition of businesses	(157,779)	—
Purchases of property and equipment	(93,873)	(55,412)
Purchases of rental equipment	(288,429)	(522,596)
Proceeds from sales of property and equipment	7,492	2,492
Proceeds from sales of rental equipment	110,482	123,480
Net cash used in investing activities	(422,107)	(452,036)
Cash flows from financing activities:
Borrowings on senior secured credit facility	1,429,860	1,332,449
Payments on senior secured credit facility	(1,335,180)	(1,190,215)
Dividends paid	(30,141)	(30,017)
Purchases of treasury stock	(5,781)	(6,053)
Payments of deferred financing costs	—	(4,939)
Payments of finance lease obligations	(224)	(102)
Net cash provided by financing activities	58,534	101,123
Net increase (decrease) in cash	2,583	(74,411)
Cash, beginning of period	8,500	81,330
Cash, end of period	$11,083	$6,919

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Rental fleet in accounts payable and accrued expenses payable and other liabilities	$33,054	$—
Assets transferred from inventory to rental fleet	$84,994	$72,590
Purchases of property and equipment included in accrued expenses payable and other liabilities	$447	$563
Operating lease assets obtained in exchange for new operating lease liabilities	$55,420	$26,946
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$41,353	$29,131
Income taxes paid (net of refunds received)	$10,804	$4,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Nature of Operations

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of H&E Equipment Services, Inc. and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc., Great Northern Equipment, Inc., H&E California Holding, Inc., H&E Equipment Services (California), LLC, H&E Equipment Services (Midwest), Inc. and H&E Equipment Services (Mid-Atlantic), Inc., collectively referred to herein as “we”, “us”, “our” or the “Company” and doing business as “H&E Rentals”.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023, from which the consolidated balance sheet amounts as of December 31, 2023 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers at our 157 branch locations across 32 states. The Company’s fleet is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

(2) Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three and nine months ended September 30, 2024, there were no significant changes to those accounting policies.

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

In the table below, revenues as presented in our condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 are summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
	2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$279,138	$159	$279,297	$271,019	$132	$271,151
Re-rent revenue	8,797	—	8,797	9,106	—	9,106
Ancillary and other rental revenues:
Delivery and pick-up	—	20,829	20,829	—	19,090	19,090
Other	17,296	—	17,296	16,464	—	16,464
Total ancillary rental revenues	17,296	20,829	38,125	16,464	19,090	35,554
Total equipment rental revenues	305,231	20,988	326,219	296,589	19,222	315,811
Sales of rental equipment	—	27,790	27,790	—	52,708	52,708
Sales of new equipment	—	14,054	14,054	—	12,633	12,633
Parts, service and other	—	16,799	16,799	—	19,544	19,544
Total revenues	$305,231	$79,631	$384,862	$296,589	$104,107	$400,696

	Nine Months Ended September 30,
	2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$799,598	$486	$800,084	$745,317	$382	$745,699
Re-rent revenue	25,224	—	25,224	25,357	—	25,357
Ancillary and other rental revenues:
Delivery and pick-up	—	59,678	59,678	—	52,255	52,255
Other	48,914	—	48,914	45,967	—	45,967
Total ancillary rental revenues	48,914	59,678	108,592	45,967	52,255	98,222
Total equipment rental revenues	873,736	60,164	933,900	816,641	52,637	869,278
Sales of rental equipment	—	110,842	110,842	—	124,476	124,476
Sales of new equipment	—	35,136	35,136	—	29,308	29,308
Parts, service and other	—	52,623	52,623	—	60,348	60,348
Total revenues	$873,736	$258,765	$1,132,501	$816,641	$266,769	$1,083,410

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

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is our rental operations, which as discussed above is accounted for under Topic 842. For the nine months ended September 30, 2024, revenue under ASC 842 represents 77% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the nine months ended September 30, 2024 and 2023 was approximately 0.4% and 0.3%, respectively.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three and nine months ended September 30, 2024 and 2023 that were included in the contract liability balance as of the beginning of such periods.

Goodwill

Goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The change to the carrying amount of goodwill for the year ended December 31, 2023 and the nine months ended September 30, 2024 is as follows (amounts in thousands):

	Equipment Rentals	Sales of Rental Eq.	Parts Sales	Total
Balance at December 31, 2022 (1)	$88,529	$8,447	$5,714	$102,690
Increase (2)	29	—	—	29
Decrease (3)	—	—	(5,714)	(5,714)
Decrease (4)	(132)	—	—	(132)
Increase (5)	11,282	—	—	11,282
Balance at December 31, 2023 (1)	99,708	8,447	—	108,155
Increase (6)	17,536	—	—	17,536
Decrease (7)	(100)	—	—	(100)
Increase (8)	8,401	—	—	8,401
Increase (9)	651	—	—	651
Increase (10)	526	—	—	526
Balance at September 30, 2024 (1)	$126,722	$8,447	$—	$135,169
(1)
The total carrying amount of goodwill as of December 31, 2022 in the table above is reflected net of $92.7 million of accumulated impairment charges. The total carrying amount of goodwill as of December 31, 2023 and September 30, 2024 in the table above is reflected net of $98.4 million of accumulated impairment charges.
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
(10)
Increase is related to the final closing adjustment of the Lewistown Acquisition during the third quarter of 2024.

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

The aggregate cash consideration paid was approximately $33.8 million. The acquisition and related fees and expenses were funded from available cash and borrowings. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. Customary closing adjustments were finalized during the third quarter of 2024.

$’s in thousands
Accounts receivable	$953
Prepaid expenses and other assets	1
Rental equipment	19,047
Property and equipment	1,177
Customer relationships intangible asset (1)	3,800
Total identifiable assets acquired	24,978
Accounts payable	(79)
Accrued expenses payable and other liabilities	(28)
Total liabilities assumed	(107)
Net identifiable assets acquired	24,871
Goodwill (2)	8,927
Net assets acquired	$33,798
(1)
The following table reflects the fair values and useful lives of the acquired intangible assets:

	Fair Value (amounts in thousands)	Life (years)
Customer relationships	$3,800	10

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

Acquisition costs for the nine months ended September 30, 2024 were $0.4 million included within selling, general and administrative (“SG&A”) expenses on the condensed consolidated statement of income. Since our acquisition of Lewistown on May 1, 2024, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Lewistown revenues and earnings since the acquisition date.

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

Acquisition costs for the nine months ended September 30, 2024 were $0.4 million included within SG&A expenses on the condensed consolidated statement of income. Since our acquisition of Precision on January 1, 2024, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Precision revenues and earnings since the acquisition date.

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

The aggregate cash consideration paid was approximately $31.3 million. The acquisition and related fees and expenses were funded from available cash and borrowings. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date. Customary closing adjustments were finalized during the third quarter of 2024.

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

Acquisition costs for the nine months ended September 30, 2024 were $0.1 million included within SG&A expenses on the condensed consolidated statement of income. Since our acquisition of Giffin on November 1, 2023, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Giffin revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of November 1, 2023 and the results of operations are included in the Company's consolidated results as of that date.

Pro forma financial information (unaudited)

We completed the Giffin acquisition effective November 1, 2023, the Precision acquisition effective January 1, 2024 and the Lewistown acquisition effective May 1, 2024; therefore, our reported condensed consolidated statements of income for the three and nine months ended September 30, 2023 does not include Giffin, Precision or Lewistown and the nine months ended September 30, 2024 does not include Lewistown for the entire period.

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

	Pro Forma (unaudited)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2024	2023
Total revenues	$414,101	$1,135,408	$1,123,032
Net income	$48,435	$89,971	$114,099

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, Senior Secured Credit Facility (the “Credit Facility”), accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature, maturity or market interest rate of these financial instruments. The Company’s outstanding obligations on its Credit Facility are deemed to be at fair value as the interest rates are variable and consistent with prevailing rates, which are considered Level 2 inputs. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of September 30, 2024 and December 31, 2023 are presented in the table below (amounts in thousands).

	September 30, 2024
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 8.50% (Level 3)	$1,715	$1,457
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,243,934	1,174,263

	December 31, 2023
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 8.75% (Level 3)	$2,708	$2,490
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	1,242,852	1,137,170

At September 30, 2024 and December 31, 2023, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”) was based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturing floor plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table. The assets collateralized against the manufacturer flooring plans payable approximate its carrying value.

During the three and nine months ended September 30, 2024 and 2023, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, respectively (amounts in thousands, except share and per share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2023	40,823,375	$408	$261,927	$(76,017)	$347,971	$534,289
Stock-based compensation	—	—	3,788	—	—	3,788
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,900)	(9,900)
Issuance of common stock, net of forfeitures	137,436	2	—	—	—	2
Repurchase of 57,662 shares of restricted common stock	—	—	—	(3,390)	—	(3,390)
Net income	—	—	—	—	25,889	25,889
Balances at March 31, 2024	40,960,811	410	265,715	(79,407)	363,960	550,678
Stock-based compensation	—	—	2,202	—	—	2,202
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,092)	(10,092)
Restricted stock forfeitures	(5,642)	—	—	—	—	—
Net income	—	—	—	—	33,261	33,261
Balances at June 30, 2024	40,955,169	410	267,917	(79,407)	387,129	576,049
Stock-based compensation	—	—	2,616	—	—	2,616
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,131)	(10,131)
Issuance of common stock, net of forfeitures	138,097	1	—	—	—	1
Repurchase of 49,645 shares of restricted common stock	—	—	—	(2,391)	—	(2,391)
Net income	—	—	—	—	31,068	31,068
Balances at September 30, 2024	41,093,266	$411	$270,533	$(81,798)	$408,066	$597,212

Balances at December 31, 2022	40,567,876	$405	$251,901	$(69,964)	$218,700	$401,042
Stock-based compensation	—	—	2,990	—	—	2,990
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,794)	(9,794)
Issuance of common stock, net of forfeitures	132,501	1	—	—	—	1
Repurchase of 58,211 shares of restricted common stock	—	—	—	(3,226)	—	(3,226)
Net income	—	—	—	—	25,674	25,674
Balances at March 31, 2023	40,700,377	406	254,891	(73,190)	234,580	416,687
Stock-based compensation	—	—	2,039	—	—	2,039
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,046)	(10,046)
Restricted stock forfeitures	(5,323)	—	—	—	—	—
Net income	—	—	—	—	41,216	41,216
Balances at June 30, 2023	40,695,054	406	256,930	(73,190)	265,750	449,896
Stock-based compensation	—	—	2,275	—	—	2,275
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(10,091)	(10,091)
Issuance of common stock, net of forfeitures	129,532	2	—	—	—	2
Repurchase of 57,421 shares of restricted common stock	—	—	—	(2,827)	—	(2,827)
Net income	—	—	—	—	48,879	48,879
Balances at September 30, 2023	40,824,586	$408	$259,205	$(76,017)	$304,538	$488,134

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

Our Amended and Restated 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan”) is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the 2016 Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our 2016 Plan were 2,221,986 shares of common stock as of September 30, 2024.

Non-vested Stock

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at December 31, 2023	497,396	$40.73
Granted	288,792	$48.77
Vested	(269,318)	$37.86
Forfeited	(13,061)	$44.64
Non-vested stock at September 30, 2024	503,809	$46.76

As of September 30, 2024, we had unrecognized compensation expense of approximately $16.5 million related to non-vested stock that we expect to be recognized over a weighted-average period of approximately 2.0 years. The following table summarizes compensation expense related to non-vested stock, which is included in SG&A expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Compensation expense	$2,616	$2,275	$8,606	$7,304

(7) Income per Share

Income per common share for the three and nine months ended September 30, 2024 and 2023 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was less than 1% of total outstanding shares for the three and nine months ended September 30, 2024 and 2023 and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$31,068	$48,879	$90,218	$115,769

Weighted average number of common shares outstanding:
Basic	36,300	36,134	36,249	36,078
Effect of dilutive non-vested restricted stock	159	188	248	248
Diluted	36,459	36,322	36,497	36,326

Income per share:
Basic net income per share	$0.86	$1.35	$2.49	$3.21
Diluted net income per share	$0.85	$1.35	$2.47	$3.19

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	213	205	71	68

Dividends declared per common share outstanding	$0.275	$0.275	$0.825	$0.825

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

At September 30, 2024, we had $276.3 million outstanding under the Credit Facility and could borrow up to approximately $461.3 million, net of a $12.3 million outstanding letter of credit. As of September 30, 2024, the weighted average interest rate under the Credit Facility was approximately 7.2%. As of September 30, 2024, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement.

The aggregate amounts outstanding as of September 30, 2024 under both the Credit Facility and our Senior Unsecured Notes (Note 9) of $1,526.3 million mature during 2028.

(9) Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% Senior Unsecured Notes due 2028. For further information related to significant terms of the Senior Unsecured Notes, see Note 9 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our condensed consolidated balance sheets (amounts in thousands):

Balance at December 31, 2022	$1,241,409
Accretion of discount through December 31, 2023	1,172
Amortization of deferred financing costs through December 31, 2023	271
Balance at December 31, 2023	$1,242,852
Accretion of discount through September 30, 2024	879
Amortization of deferred financing costs through September 30, 2024	203
Balance at September 30, 2024	$1,243,934

(10) Leases

At September 30, 2024, the weighted average remaining lease term for operating leases was approximately 7.7 years and for finance leases was approximately 8.0 years. The weighted average discount rate for operating leases and finance leases was approximately 6.4% and 6.0%, respectively, at September 30, 2024.

The future minimum lease payments of operating leases executed but not commenced as of September 30, 2024 are estimated to be $0.1 million, $2.4 million, $3.9 million, $4.0 million and $4.1 million for the years ended December 31, 2024, 2025, 2026, 2027 and 2028, respectively, and $28.8 million thereafter. It is expected that these leases will primarily commence during 2024 and 2025.

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

We do not compile discrete financial information by segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Segment Revenues:
Equipment rentals	$326,219	$315,811	$933,900	$869,278
Sales of rental equipment	27,790	52,708	110,842	124,476
Sales of new equipment	14,054	12,633	35,136	29,308
Parts, service and other	16,799	19,544	52,623	60,348
Total revenues	$384,862	$400,696	$1,132,501	$1,083,410
Segment Gross Profit:
Equipment rentals	$147,844	$149,849	$417,988	$400,582
Sales of rental equipment	16,733	30,815	68,836	73,080
Sales of new equipment	2,788	1,671	6,359	4,030
Parts, service and other	4,089	6,048	14,416	20,430
Total gross profit	$171,454	$188,383	$507,599	$498,122

	Balances at
	September 30,	December 31,
	2024	2023
Segment identified assets:
Equipment rentals	$1,924,653	$1,756,578
Equipment sales	9,192	98,045
Parts, service and other	12,842	11,886
Total segment identified assets	1,946,687	1,866,509
Unallocated identified assets	945,979	773,377
Total assets	$2,892,666	$2,639,886

The Company operates primarily in the United States. Our sales to international customers for both the three months ended September 30, 2024 and 2023 and for both the nine months ended September 30, 2024 and 2023 were 0.1% of total revenues. No one customer accounted for more than 10% of our total revenues for any of the periods presented.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Background

Founded in 1961 through our predecessor companies, we have been in the equipment services business for approximately 63 years and are one of the largest rental equipment companies in the nation. H&E Equipment Services L.L.C. (“ H&E L.L.C.”) was formed in June 2002 through the business combination of Head & Engquist, a wholly-owned subsidiary of Gulf Wide Industries, L.L.C., and ICM Equipment Company L.L.C. In connection with our initial public offering in February 2006, we converted H&E L.L.C. into H&E Equipment Services, Inc., a Delaware corporation (d/b/a “H&E Rentals”).

H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of September 30, 2024, we operated 157 branch locations across 32 states throughout the United States.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, presents the accounting estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting estimates during the three and nine months ended September 30, 2024. Our critical accounting estimates include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, and income taxes.

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

Revenue Sources

We generate our total revenues from our four business activities and our other equipment support activities. Equipment rentals accounts for the majority of our total revenues. For the nine months ended September 30, 2024, of our total revenues, approximately 82.0% were attributable to equipment rentals, 10.0% were attributable to sales of rental equipment, 3.0% were attributable to sales of new equipment, 5.0% were attributable to parts, service and other revenues.

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

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, rental other expenses, the costs associated with the rental equipment we sell, the costs to purchase new equipment and costs associated with parts sales and services, all of which are included in cost of revenues. For the nine months ended September 30, 2024, our total cost of revenues was $624.9 million. Our operating expenses consist principally of selling, general and administrative expenses (“SG&A”). For the nine months ended September 30, 2024, our SG&A expenses were $338.6 million. In addition, we have interest expense primarily related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our Condensed Consolidated Statements of Income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our total assets is our rental fleet equipment. The net book value of our rental equipment at September 30, 2024 was $1.9 billion, or approximately 66.5% of our total assets. Our rental fleet as of September 30, 2024 consisted of 63,727 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of $2.9 billion. As of September 30, 2024, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	28,627	44.9%	$978.4	33.2%	51.6
Earthmoving	8,633	13.5%	739.2	25.1%	29.5
Material Handling Equipment	10,574	16.6%	867.0	29.4%	42.3
Other	15,893	25.0%	362.4	12.3%	26.4
Total	63,727	100.0%	$2,947.0	100.0%	40.8

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

The original acquisition cost of our gross rental fleet increased by approximately $156.0 million, or 5.6%, for the nine months ended September 30, 2024 when compared to December 31, 2023. The average age of our rental fleet equipment increased by approximately 1.1 months for the nine months ended September 30, 2024 when compared to December 31, 2023. Our average rental rates for the nine months ended September 30, 2024 were approximately 1.5% higher than the same period last year (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our core product lines for the nine months ended September 30, 2024 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for the three and nine months ended September 30, 2024 and 2023. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenues.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenues:
Equipment rentals
Rentals	$288,094	$280,257	$7,837	2.8%
Rentals other	38,125	35,554	2,571	7.2%
Total equipment rentals	326,219	315,811	10,408	3.3%
Sales of rental equipment	27,790	52,708	(24,918)	(47.3)%
Sales of new equipment	14,054	12,633	1,421	11.2%
Parts, service and other	16,799	19,544	(2,745)	(14.0)%
Total revenues	$384,862	$400,696	$(15,834)	(4.0)%

Total Revenues. Our total revenues were $384.9 million for the three months ended September 30, 2024 compared to $400.7 million for the three months ended September 30, 2023, a decrease of $15.8 million, or 4.0%. Revenues of our business activities are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three months ended September 30, 2024 increased $10.4 million, or 3.3%, to $326.2 million from $315.8 million in the three months ended September 30, 2023. The increased equipment rental revenues was primarily due to our larger fleet as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $7.8 million, or 2.8%, to $288.1 million for the three months ended September 30, 2024 compared to $280.3 million for the three months ended September 30, 2023. Rental revenues from other rentals increased $8.4 million and aerial work platform equipment increased $4.0 million. Partially offsetting these increases, rental revenues from our earthmoving equipment decreased $2.8 million and material handling equipment decreased $1.8 million. Our average rental rates for the three months ended September 30, 2024 decreased 0.1% compared to the same three months last year and decreased 0.6% from the three months ended June 30, 2024. Our average rental rates do not include the impact of acquisitions completed within the last twelve months. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three months ended September 30, 2024 was 39.4% compared to 41.5% in the three months ended September 30, 2023, a decrease of 2.1%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in rental equipment time utilization and a decrease in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was 67.6% for the three months ended September 30, 2024 compared to 70.0% in the three months ended September 30, 2023, a decrease of 2.4%. The decrease in rental equipment time utilization as a percentage of original equipment cost was largely reflective of the increase in fleet size.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three months ended September 30, 2024 were $38.1 million compared to $35.6 million for the three months ended September 30, 2023, an increase of approximately $2.6 million, or 7.2%. This increase was primarily related to increased rental revenues discussed above.

Sales of Rental Equipment Revenues. Our sales of rental equipment decreased $24.9 million, or 47.3%, to $27.8 million for the three months ended September 30, 2024, from $52.7 million for the same three months in 2023. This decrease is reflective of our ongoing fleet management strategy. Sales of earthmoving rental equipment decreased $16.7 million and material handling rental equipment decreased $7.2 million. Offsetting this decrease, sales of aerial work platform rental equipment increased $1.1 million.

Sales of New Equipment Revenues. Our sales of new equipment for the three months ended September 30, 2024 increased $1.4 million, or 11.2%, to $14.1 million from $12.6 million for the three months ended September 30, 2023. Sales of new material handling equipment increased $5.5 million as we capitalized on improved product line availability. Sales of aerial work platform equipment increased $1.2 million while sales of other equipment decreased $4.9 million.

Parts, Service and Other Revenues. Our parts, service and other revenues for the three months ended September 30, 2024 decreased $2.7 million, or 14.0%, to $16.8 million from $19.5 million for the same three months last year.

Gross Profit.

	Three Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Gross Profit:
Equipment rentals
Rentals	$147,406	$149,351	$(1,945)	(1.3)%
Rentals other	438	498	(60)	(12.0)%
Total equipment rentals	147,844	149,849	(2,005)	(1.3)%
Sales of rental equipment	16,733	30,815	(14,082)	(45.7)%
Sales of new equipment	2,788	1,671	1,117	66.8%
Parts, service and other	4,089	6,048	(1,959)	(32.4)%
Total gross profit	$171,454	$188,383	$(16,929)	(9.0)%

Total Gross Profit. Our total gross profit was $171.5 million for the three months ended September 30, 2024 compared to $188.4 million for the same three months in 2023, a decrease of $16.9 million, or 9.0%. Total gross profit margin for the three months ended September 30, 2024 was approximately 44.5%, a decrease of 2.5% from the 47.0% gross profit margin for the same three months in 2023. Gross profits and gross margins of our business activities are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three months ended September 30, 2024 decreased $2.0 million, or 1.3%, to $147.8 million from $149.8 million in the same three months in 2023. Total gross profit margin from equipment rentals for the three months ended September 30, 2024 was 45.3% compared to 47.4% for the same period in 2023, a decrease of approximately 2.1%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit decreased $1.9 million, or 1.3%, to $147.4 million for the three months ended September 30, 2024 compared to $149.4 million for the same three months in 2023. The decreased gross profit was due to a $4.8 million increase in rental equipment depreciation expense and a $4.9 million increase in rental expenses, partially offset by increased rental revenues of $7.8 million for the three months ended September 30, 2024 compared to the same period last year. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior period. Our fleet size, based on original equipment cost, at September 30, 2024 was $220.1 million, or 8.1%, larger than our fleet at September 30, 2023. Gross profit margin on rentals for the three months ended September 30, 2024 was 51.2% compared to 53.3% for the same period in 2023, a decrease of 2.1%. Depreciation expense was 33.0% of rental revenues for the three months ended September 30, 2024 compared to 32.2% for the same period in 2023, an increase of approximately 0.8%. As a percentage of rental revenues, rental expenses were 15.8% for the three months ended September 30, 2024 compared to 14.5% for the same period last year, an increase of 1.3%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the three months ended September 30, 2024 was $0.4 million, a decrease of $0.1 million as compared to the same period in 2023. The gross margin was 1.1% for the three months ended September 30, 2024 compared to a gross margin of 1.4% for the same period last year.

Sales of Rental Equipment Gross Profit. Our sales of rental equipment gross profit for the three months ended September 30, 2024 decreased $14.1 million, or 45.7%, to $16.7 million from $30.8 million in the same period in 2023, as sales of rental equipment decreased $24.9 million. Gross profit margin on sales of rental equipment for the three months ended September 30, 2024 was approximately 60.2%, up 1.7% from 58.5% for the same three months in 2023, primarily as a result of higher gross margins in aerial work platform sales. Our sales from rental fleet were approximately 251.5% and 242.3% of net book value for the three months ended September 30, 2024 and 2023, respectively.

Sales of New Equipment Gross Profit. Our sales of new equipment gross profit for the three months ended September 30, 2024 increased $1.1 million, or 66.8%, to $2.8 million compared to $1.7 million for the same three months in 2023 on sales of new equipment which increased $1.4 million. Gross profit margin on sales of new equipment was 19.8% for the three months ended September 30, 2024, compared to 13.2% for the same period last year, an increase of 6.6%, primarily as a result of higher gross margins on material handling equipment sales.

Parts, Service and Other Gross Profit. Our parts, service and other revenues gross profit for the three months ended September 30, 2024 was $4.1 million, a decrease of 32.4%, from gross profit of $6.0 million for the same period last year on parts, service and other revenues that decreased $2.7 million. Gross profit margin for the three months ended September 30, 2024 and 2023 was 24.3% and 30.9%, respectively.

Selling, General and Administrative Expenses. SG&A expenses increased $8.2 million, or 7.9%, to $112.4 million for the three months ended September 30, 2024 compared to $104.2 million for the three months ended September 30, 2023. Employee salaries, wages, payroll taxes and other employee related expenses increased $1.3 million due to increased wages, headcount and health insurance. Facility expenses increased $3.1 million, depreciation and amortization expenses increased $2.5 million and liability insurance costs increased $1.1 million. Approximately $11.0 million of comparative incremental SG&A expenses in the three months ended September 30, 2024 was attributable to expansion efforts since January 1, 2023 with less than three months of comparable operations in either or both of the three months ended September 30, 2024 and 2023. SG&A expenses as a percentage of total revenues for the three months ended September 30, 2024 and 2023 were 29.2% and 26.0%, respectively, an increase of 3.2%.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $1.7 million for the three months ended September 30, 2024 compared to $0.8 million for the same period last year, an increase of $0.9 million. This increase is due to fluctuations in the normal course of business.

Other Income (Expense). For the three months ended September 30, 2024, our net other expenses increased approximately $4.2 million to $17.3 million compared to $13.1 million for the same three months in 2023. Interest expense was $18.8 million for the three months ended September 30, 2024 and $16.1 million for the three months ended September 30, 2023. The increase in interest expense is largely due to higher borrowings on our Credit Facility.

Income Taxes. We recorded income tax expense of $12.3 million for the three months ended September 30, 2024 compared to an income tax expense of $17.3 million for the three months ended September 30, 2023. Our effective income tax rate for the three months ended September 30, 2024 was 28.3% compared to 26.1% for the same period in 2023. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2024 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of September 30, 2024, we have a valuation allowance of $3.0 million for certain state tax credits that may not be realized.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenues.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenues:
Equipment rentals
Rentals	$825,308	$771,056	$54,252	7.0%
Rentals other	108,592	98,222	10,370	10.6%
Total equipment rentals	933,900	869,278	64,622	7.4%
Sales of rental equipment	110,842	124,476	(13,634)	(11.0)%
Sales of new equipment	35,136	29,308	5,828	19.9%
Parts, service and other	52,623	60,348	(7,725)	(12.8)%
Total revenues	$1,132,501	$1,083,410	$49,091	4.5%

Total Revenues. Our total revenues were $1.1 billion for the nine months ended September 30, 2024 compared to $1.1 billion for the nine months ended September 30, 2023, an increase of $49.1 million, or 4.5%. Revenues of our business activities are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the nine months ended September 30, 2024 increased $64.6 million, or 7.4%, to $933.9 million from $869.3 million in the nine months ended September 30, 2023. The increase in equipment rental revenues was primarily due to our larger fleet as compared to the prior year.

Rentals. Rental revenues increased $54.3 million, or 7.0%, to $825.3 million for the nine months ended September 30, 2024 compared to $771.1 million for the nine months ended September 30, 2023. Rental revenues from other equipment increased $29.3 million, aerial work platform equipment increased $18.5 million and material handling equipment increased $8.4 million. Partially offsetting these increases, rental revenues from earthmoving equipment decreased $2.0 million. Our average rental rates for the nine months ended September 30, 2024 increased 1.5% compared to the same period last year. Our average rental rates do not include the impact of acquisitions completed within the last twelve months. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the nine months ended September 30, 2024 was 38.3% compared to 40.3% in the nine months ended September 30, 2023, a decrease of 2.0%. The decrease in comparative rental equipment dollar utilization was the net result of a decrease in rental equipment time utilization and an increase in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was 65.9% for the nine months ended September 30, 2024 compared to 68.9% in the nine months ended September 30, 2023, a decrease of 3.0%. The decrease in rental equipment time utilization as a percentage of original equipment cost was largely reflective of the increase in fleet size.

Rentals Other. Our rentals other revenue consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the nine months ended September 30, 2024 were $108.6 million compared to $98.2 million for the nine months ended September 30, 2023, an increase of $10.4 million, or 10.6%. The increase was primarily related to increased rental revenues discussed above.

Sales of Rental Equipment Revenues. Our sales of rental equipment decreased $13.6 million, or 11.0%, to $110.8 million for the nine months ended September 30, 2024 from $124.5 million for the nine months ended September 30, 2023. This decrease is reflective of our fleet management strategy. Sales of earthmoving rental equipment decreased $25.4 million and sales of material handling rental equipment decreased $1.5 million. Offsetting these decreases, sales of aerial work platform rental equipment increased $10.5 million and sales of other equipment increased $2.7 million.

Sales of New Equipment Revenues. Our sales of new equipment for the nine months ended September 30, 2024 increased $5.8 million, or 19.9%, to $35.1 million from $29.3 million for the nine months ended September 30, 2023. Sales of new material handling equipment increased $9.4 million as we capitalized on improved product line availability. Sales of aerial work platform equipment increased $4.5 million while sales of other equipment decreased $7.2 million.

Parts, Service and Other Revenues. Our parts, service and other revenues for the nine months ended September 30, 2024 decreased $7.7 million, or 12.8%, to $52.6 million from $60.3 million for the nine months ended September 30, 2023.

Gross Profit.

	Nine Months Ended		Total	Total
	September 30,		Dollar	Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Gross Profit:
Equipment rentals
Rentals	$414,895	$395,741	$19,154	4.8%
Rentals other	3,093	4,841	(1,748)	(36.1)%
Total equipment rentals	417,988	400,582	17,406	4.3%
Sales of rental equipment	68,836	73,080	(4,244)	(5.8)%
Sales of new equipment	6,359	4,030	2,329	57.8%
Parts, service and other	14,416	20,430	(6,014)	(29.4)%
Total gross profit	$507,599	$498,122	$9,477	1.9%

Total Gross Profit. Our total gross profit was $507.6 million for the nine months ended September 30, 2024 compared to $498.1 million for the nine months ended September 30, 2023, an increase of $9.5 million, or 1.9%. Total gross profit margin for the nine months ended September 30, 2024 was 44.8%, a decrease of 1.2% from the 46.0% gross profit margin for the nine months ended September 30, 2023. Gross profits and gross margins of our business activities are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the nine months ended September 30, 2024 increased $17.4 million, or 4.3%, to $418.0 million from $400.6 million in the nine months ended September 30, 2023. Total gross profit margin from equipment rentals for the nine months ended September 30, 2024 was 44.8% compared to 46.1% for the same period in 2023, a decrease of 1.3%.

Rentals: Rental revenues gross profit increased $19.2 million, or 4.8%, to $414.9 million for the nine months ended September 30, 2024 compared to $395.7 million for the nine months ended September 30, 2023. The increased gross profit was the result of increased rental revenues of $54.3 million for the nine months ended September 30, 2024 compared to the same period last year, which was partially offset by a $20.8 million increase in rental depreciation and a $14.3 million increase in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current period as compared to the prior period. Gross profit margin on rentals for the nine months ended September 30, 2024 was 50.3% compared to 51.3% for the nine months ended September 30, 2023, a decrease of 1.0%. Depreciation expense was 33.8% and 33.5% of rental revenues for the nine months ended September 30, 2024 and 2023, respectively. As a percentage of revenues, rental expenses were 15.9% for the nine months ended September 30, 2024 compared to 15.2% for the same period last year, an increase of 0.7%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the nine months ended September 30, 2024 was $3.1 million compared to $4.8 million for the same period in 2023, a decrease of $1.7 million. Gross profit margin was 2.8% for the nine months ended September 30, 2024 compared to 4.9% for the same period last year, a decrease of 2.1%.

Sales of Rental Equipment Gross Profit. Our sales of rental equipment gross profit for the nine months ended September 30, 2024 decreased $4.2 million, or 5.8%, to $68.8 million from $73.1 million in the same period in 2023 as sales of rental equipment decreased $13.6 million. Gross profit margin on sales of rental equipment for the nine months ended September 30, 2024 was approximately 62.1%, up 3.4% from 58.7% for the nine months ended September 30, 2023, primarily as a result of higher used equipment gross margins on aerial work platform equipment. Our sales from rental fleet were approximately 265.1% and 243.9% of net book value for the nine months ended September 30, 2024 and 2023, respectively.

Sales of New Equipment Gross Profit. Our sales of new equipment gross profit for the nine months ended September 30, 2024 increased $2.3 million, or 57.8%, to $6.4 million compared to $4.0 million for the nine months ended September 30, 2023 on increased sales of new equipment of $5.8 million. Gross profit margin on sales of new equipment was 18.1% for the nine months ended September 30, 2024, compared to 13.8% for the same period last year, an increase of 4.3%, primarily as a result of higher gross margins on material handling equipment sales.

Parts, Service and Other Gross Profit. Our parts, service and other revenues gross profit for the nine months ended September 30, 2024 was $14.4 million, a decrease of $6.0 million, or 29.4%, from a gross profit of $20.4 million for the same period last year on decreased parts, service and other revenues of $7.7 million. Gross profit margin for the nine months ended September 30, 2024 and 2023 was 27.4% and 33.9%, respectively.

Selling, General and Administrative Expenses. SG&A expenses increased $39.7 million, or 13.3%, to $338.6 million for the nine months ended September 30, 2024 compared to $298.8 million for the nine months ended September 30, 2023. Employee salaries, wages, payroll taxes and other employee related expenses increased $16.3 million due to increased wages, headcount and health insurance. Facility expenses increased $7.4 million, depreciation and amortization expenses increased $7.2 million, liability insurance costs increased $3.0 million and professional fees increased $2.3 million. Approximately $33.1 million of the total increase in SG&A expenses was attributable to branches opened or acquired since January 1, 2023 with less than nine months of comparable operations in either or both of the nine months ended September 30, 2024 and 2023. SG&A expenses as a percentage of total revenues for the nine months ended September 30, 2024 and 2023 were 29.9% and 27.6%, respectively.

Gain on Sales of Property & Equipment (Net). We had net gains on sales of property and equipment of $6.4 million for the nine months ended September 30, 2024 compared to $1.9 million for the same period last year, an increase of $4.6 million. This increase is due to fluctuations in the normal course of business.

Other Income (Expense). For the nine months ended September 30, 2024, our net other expenses were $50.9 million compared to $38.7 million for the nine months ended September 30, 2023. Interest expense was $55.4 million for the nine months ended September 30, 2024 compared to $44.5 million for the nine months ended September 30, 2023. The increase in interest expense is largely due to higher borrowings on our Credit Facility.

Income Taxes. We recorded an income tax expense of $34.4 million for the nine months ended September 30, 2024 compared to an income tax expense of $41.0 million for the nine months ended September 30, 2023. Our effective income tax rate for the nine months ended September 30, 2024 was 27.6% compared to 26.2% for the same period in 2023. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at September 30, 2024 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. As of September 30, 2024, we have a valuation allowance of $3.0 million for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow From Operating Activities. For the nine months ended September 30, 2024, the net cash provided by our operating activities was $366.2 million. Our reported net income of $90.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $394.8 million. These cash flows from operating activities were also positively impacted by a $6.3 million increase in accrued expenses payable and other liabilities and a $2.9 million decrease in inventories driven by the classification of rental equipment at the time of purchase. Partially offsetting these positive cash flows were a $27.3 million decrease in accounts payable, a $5.7 million increase in prepaid expenses and other assets, a $3.8 million increase in receivables and a $1.0 million decrease in manufacturing flooring plans payable.

For the nine months ended September 30, 2023, the net cash provided by our operating activities was $276.5 million. Our reported net income of $115.8 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, deferred income taxes, net amortization (accretion) of note discount (premium), provision for losses on accounts receivable, impairment of goodwill, provision for inventory obsolescence, stock-based compensation expense, impairment of goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $397.6 million. These cash flows from operating activities were also positively impacted by a $10.9 million increase in accrued expenses payable and other liabilities, a $2.2 million increase in manufacturing flooring plans payable, and an $8.1 million decrease in prepaid expenses and other assets. Partially offsetting these positive cash flows were a $101.8 million increase in inventories, a $32.2 million increase in accounts receivables and an $8.4 million decrease in accounts payable.

Cash Flow From Investing Activities. For the nine months ended September 30, 2024, our net cash used in our investing activities was $422.1 million. The aggregate cumulative cash consideration paid for the acquisitions of Lewistown and Precision was approximately $157.8 million; see additional information on the acquisitions in Note 3 to our Condensed Consolidated Financial Statements. Purchases of rental and non-rental equipment were $382.3 million and proceeds from the sale of rental and non-rental equipment were $118.0 million.

For the nine months ended September 30, 2023, our net cash used in our investing activities was $452.0 million. Purchases of rental and non-rental equipment were $578.0 million and proceeds from the sale of rental and non-rental equipment were $126.0 million.

Cash Flow From Financing Activities. For the nine months ended September 30, 2024, our net cash provided by our financing activities was $58.5 million. Borrowings on our senior secured credit facility amounted to $1.4 billion while payments on the facility amounted to $1.3 billion for the nine months ended September 30, 2024. Dividends paid totaled $30.1 million, or $0.825 per common share, and treasury stock purchases totaled $5.8 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million senior secured credit facility (our “Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, and the lenders named therein. At September 30, 2024, we had $276.3 million borrowed under the Credit Facility and we could borrow up to $461.3 million, which with cash on hand amounted to a liquidity position of $472.4 million. We did not have any covenant violations related to the Credit Facility. At October 22, 2024, we had borrowings of $269.0 million outstanding under our Credit Facility leaving us with borrowing availability of $468.7 million, as a result of $12.3 million letters of credit outstanding under the facility.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the revenue from our rental operations and sales of rental fleet and new equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. As of September 30, 2024, the Company held balances of cash totaling $11.1 million, while as of December 31, 2023, the Company held balances of cash totaling $8.5 million. Our principal uses of cash historically have been to fund operating activities and working capital, purchases of rental fleet equipment, inventory and property and equipment, opening new branch locations, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new branch locations.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. The condensed consolidated statements of cash flows include the payments for purchases of rental fleet, but does not reflect gross rental fleet capital expenditures which include items such as non-cash components. Our gross rental fleet capital expenditures for the nine months ended September 30, 2024 and 2023 were approximately $327.8 million and $595.2 million, respectively. This decrease in rental fleet capital expenditures reflects the normalization of fleet purchasing in the current year as compared to the prior year. Our gross property and equipment capital expenditures for the nine months ended September 30, 2024 and 2023 were $93.9 million and $55.4 million, respectively. The increase in gross property and equipment capital expenditures in the current year as compared to the prior year is attributable to branch expansion.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future, both in the short-term (over the next 12 months) and beyond. As noted earlier, at September 30, 2024, we had cash on hand of $11.1 million. At September 30, 2024, we had available borrowings of $461.3 million, net of $12.3 million of outstanding letters of credit. At October 22, 2024, we had $468.7 million of available borrowings under the Credit Facility, net of $12.3 million of outstanding letters of credit.

Quarterly Dividend

On August 13, 2024, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on September 13, 2024, totaling approximately $10.1 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

With the exception of the above, there have been no significant changes in our exposure to market risk during the three and nine months ended September 30, 2024. For an additional discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the share purchase activity for the three months ended September 30, 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1-31, 2024	—		—	—
August 1-31, 2024	49,645	(1)	$48.17	—
September 1-30, 2024	—		—	—
Total	49,645		$48.17	—	$—
(1)
On August 1, 2024, 41,971 shares of non-vested stock that were issued in 2023 vested at $48.78 per share. Certain holders of those vested shares returned an aggregate of 15,255 shares of common stock to the Company during the quarter ended September 30, 2024 as payment for their respective withholding taxes. This resulted in an addition of 15,255 shares to treasury stock.

On August 1, 2024, 58,302 shares of non-vested stock that were issued in 2022 vested at $48.78 per share. Certain holders of those vested shares returned an aggregate of 23,213 shares of common stock to the Company during the quarter ended September 30, 2024 as payment for their respective withholding taxes. This resulted in an addition of 23,213 shares to treasury stock.

On August 2, 2024, 28,701 shares of non-vested stock that were issued in 2021 vested at $46.00 per share. Certain holders of those vested shares returned an aggregate of 10,959 shares of common stock to the Company during the quarter ended September 30, 2024 as payment for their respective withholding taxes. This resulted in an addition of 10,959 shares to treasury stock.

On August 1, 2024, 760 shares of non-vested stock that were issued in 2023 vested at $48.78 per share. The holder of those vested shares returned an aggregate of 218 shares of common stock to the Company during the quarter ended September 30, 2024 as payment for withholding taxes. This resulted in an addition of 218 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: October 29, 2024	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer and Director (Principal Executive Officer)

Dated: October 29, 2024	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)