Form 10-K
period 2024-12-31
H&E Equipment Services, Inc.
filed 2025-02-21
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,613,235,044 (computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 13, 2025, there were 36,613,180 shares of common stock, par value $0.01 per share, of the registrant outstanding.

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
•
our ability to complete the pending transaction as contemplated by the Herc Merger Agreement (as defined below), the parties’ ability to satisfy the conditions to the consummation of the Offer (as defined below) and the other conditions set forth in the Merger Agreement;
•
risks associated with substantial costs and management resources required to consummate the Offer and Merger (as defined below);
•
the impact of certain interim covenants that we are subject to under the Herc Merger Agreement, including those that might discourage a potential third-party acquirer;

•
business uncertainties and contractual restrictions we are subject to during the pendency of the Offer and Merger, that could disrupt our business and affect our relationships with existing and prospective employees, suppliers and other business partners;
•
risks associated with failure to consummate the Merger; and
•
other factors discussed under Item 1A – Risk Factors or elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Our Company

Founded in 1961 through our predecessor companies, we have been in the equipment services business for approximately 63 years. H&E Equipment Services L.L.C. (“H&E LLC”) was formed in June 2002 through the combination of Head & Engquist Equipment, LLC, a wholly-owned subsidiary of Gulf Wide Industries, L.L.C., and ICM Equipment Company L.L.C. In connection with our initial public offering in February 2006, we converted H&E LLC into H&E Equipment Services, Inc., a Delaware corporation.

We have built an extensive infrastructure that as of December 31, 2024 includes 156 branch facilities located in 31 states throughout the United States. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. The Company’s construction rental fleet is among the industry’s youngest with an equipment mix comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines.

While we primarily focus on providing rental equipment to our customers, we additionally sell rental and new equipment, parts, repair and maintenance functions to our customers. This approach provides us with multiple points of customer contact, an effective method to manage our rental fleet through efficient maintenance and the profitable distribution of fleet. Our management, from the corporate level down to the branch store level, has extensive industry experience. We believe that the operating experience and extensive infrastructure we developed throughout our history as an integrated equipment services company provides us with a competitive advantage to broaden our industry expansion and successfully operate as a pure-play rental company.

Recent Developments

In January 2025, we entered into an Agreement and Plan of Merger (the “United Merger Agreement”) with United Rentals, Inc., a Delaware Corporation (“United Rentals” or “United”) and UR Merger Sub VII Corporation, a Delaware corporation and wholly owned subsidiary of United (“United Merger Sub”), pursuant to which a cash tender offer (the “United Offer”) was commenced on behalf of United to purchase all of the issued and outstanding shares of our common stock at $92.00 a share, following which United Merger Sub would merge with and into the Company, with the Company surviving as a wholly owned subsidiary of United (the “United Merger and, together with the United Offer, the “United Transactions”).

In February 2025, during the pendency of the United Offer, we received a proposal from Herc Holdings Inc., a Delaware corporation (“Herc”, and such proposal, the “Herc Proposal”) to acquire all of the issued and outstanding shares of our common stock for a combination of cash and Herc common stock, consisting of (i) $78.75 in cash, and (ii) 0.1287 shares of Herc common stock for each share of our common stock. The combination of the cash and Herc common stock was equal to a total value of approximately $104.89 per share based on Herc’s 10-day volume-weighted average price as of market close February 14, 2025. On February 16, 2025, our Board of Directors unanimously concluded that the Herc Proposal constituted a Superior Proposal (as defined in the United Merger Agreement), and on February 19, 2025, we terminated the United Merger Agreement and Herc paid United the $63,523,892 termination fee pursuant to the United Merger Agreement on our behalf.

Also on February 19, 2025, immediately following the termination of the United Merger Agreement, we entered into an Agreement and Plan of Merger (the “Herc Merger Agreement”) which provides for the acquisition of the Company by Herc in a two-step transaction, consisting of an exchange offer, followed by a subsequent back-end merger. The Herc Merger Agreement, pursuant to which HR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Herc (“Merger Sub”) agreed to commence an exchange offer (the “Offer”), to acquire all of the issued and outstanding shares of our common stock for the Offer Price (as defined below) of (i) $78.75 in cash, and (ii) 0.1287 shares of Herc common stock for each share of our common stock (the “Offer Price”), following which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Herc (the “Merger”) (and collectively, the “Transactions”). The Transactions are expected to close mid-year 2025.

The Transaction are subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding common shares, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Form S-4 to be filed by Herc in connection with the issuance of shares of Herc common stock in the Merger having become effective and not subject to any legal proceedings suspending such effectiveness and approval for listing on the New York Stock Exchange (“NYSE”) of Herc’s common stock to be issued in the Offer and Merger.

If the Herc Merger is consummated, our common stock will be delisted from The NASDAQ Global market and deregistered under Securities Exchange Act of 1934, as amended, as promptly as practicable following the effective time of the Merger.

The Herc Merger Agreement also contains certain termination rights for Herc and us and further provides that, upon termination of the Herc Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Herc a termination fee of approximately $145 million in addition to refunding Herc for the termination fee of $63.5 million pursuant to the United Merger Agreement if the Company enters into a superior proposal based on terms included in the Merger Agreement.

See Item 1A—Risk Factors—Risk Factors Relating to the Pending Transaction with Herc Holdings Inc. and the Company for further discussion of the risks, conditions and potential expenses and fees associated with the pending Offer and Merger.

Industry Background

The construction equipment industry is driven by a broad range of economic factors including total U.S. non-residential construction trends, construction machinery demand, demand for rental equipment and additional, region-specific factors. Construction equipment is largely distributed to end users through two channels: equipment rental companies and equipment dealers. Examples of equipment rental companies include United Rentals, Sunbelt Rentals, and Herc Rentals. Examples of equipment dealers include Finning and Toromont. Historically, we operated substantially in both channels, but in recent years we have transitioned to operate purely as an equipment rental company. Many pure equipment rental companies also provide parts and service support to customers.

Products and Services

Equipment Rentals. We rent our construction equipment to our customers on a daily, weekly and monthly basis. We have a well-maintained rental fleet that, at December 31, 2024, consisted of approximately 63,630 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $2.9 billion and an average age of approximately 41.7 months.

Sales of Rental Equipment. We sell used equipment primarily from our rental fleet. For the year ended December 31, 2024, approximately 99.6% of our used sales revenues were derived from sales of rental fleet.

Sales of New Equipment. We sell new construction equipment and are a U.S. distributor for nationally recognized suppliers.

Parts Sales and Service Revenues. We provide parts to our own rental fleet and sell parts to customers for the equipment we sell. Our parts operations enable us to maintain a high-quality rental fleet and provide additional product support to our end users. In addition, we provide maintenance and repair services to our own rental fleet and for our customers’ owned equipment. We devote resources to training our technical service employees and over time, we have built a service infrastructure that we believe would be difficult for companies without the requisite resources and lead time to effectively replicate.

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

While our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including digital marketing, direct mail campaigns, select industry publications and associations, and our Company website at www.herentals.com. The information on our website is not a part of or incorporated by reference into this Annual Report on Form 10-K.

Our Competitive Strengths

Integrated Platform of Equipment, Products and Services. We believe that our operating experience and the extensive infrastructure we developed through years of operating as both an equipment rental company and equipment distributor provides us with a competitive advantage. Key strengths of ours include:

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

Well-Developed Infrastructure. We have built an infrastructure that as of December 31, 2024 included a network of 156 branch facilities in 31 states. Our workforce included, as of December 31, 2024, a highly-skilled group of approximately 621 service technicians and an aggregate of 381 sales people in our sales force. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers and provides an advantage when competing for lucrative fleet and project management business as well as the ability to quickly capitalize on new opportunities.

Strong Supplier Relationships. We have longstanding relationships with nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Takeuchi, Skyjack, JCB, Polaris and Case. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs.

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

Strong Customer Relationships. We have a diverse base of approximately 42,400 customers as of December 31, 2024 who we believe value our high level of service, knowledge and expertise. Our customer base includes a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and numerous and diverse other large industrial accounts. Our branches enable us to closely service local and regional customers, while our infrastructure enables us to effectively service multi-regional and national accounts. We believe that our expansive presence and commitment to superior service at all levels of the organization is a key differentiator to many of our competitors. As a result, we spend a significant amount of time and resources to train all key personnel to be responsive and deliver high quality customer service and well-maintained equipment so that we can maintain and grow our customer relationships.

Experienced Management Team. Our senior management team is led by Bradley W. Barber, our Chief Executive Officer, who has over 30 years of industry experience. Our senior and regional management team have approximately 27 years on average of industry experience. Our branch, district and regional managers have extensive knowledge and industry experience as well.

Customers

We have a wide range of customers across diverse markets. We serve approximately 42,400 customers in the United States, primarily in the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. Our customers include industrial and commercial companies, construction contractors, manufacturers, public utilities, maintenance contractors, municipalities and numerous and diverse other large industrial accounts. They range from individuals to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our infrastructure enables us to effectively service multi-regional and national accounts. Our contracts with customers vary in duration, but substantially all of our rental contracts include rates for daily, weekly or monthly use and typically include cancellation clauses without termination penalties. In 2024, our largest customer accounted for less than 3% of total revenues. No single customer accounted for more than 10% of our total revenue in 2024. Our top ten customers combined accounted for approximately 7.1% of our total revenues in 2024.

Suppliers

We purchase a significant amount of equipment from leading, nationally-known original equipment manufacturers. We purchased approximately 48.5% of our equipment from five manufacturers (Haulotte, Skyjack, JCB, Polaris, and JLG) during the year ended December 31, 2024. These relationships improve our ability to negotiate equipment acquisition pricing. Additionally, we also purchase equipment from nationally-recognized equipment suppliers including Gehl, Komatsu, Case and Takeuchi. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate or timely equipment.

Competition

The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We historically operated as an integrated equipment services company by renting, selling and providing parts and services support. In recent years, we have strategically divested our distribution businesses and began operating as a pure-play rental company. The equipment industry is generally highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies (for example, United Rentals, Sunbelt Rentals and Herc Rentals) to small, independent businesses with a limited number of locations.

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

Seasonality

Although our business is not significantly impacted by seasonality, the demand for rental equipment tends to be lower in the winter months. The level of equipment rental activities is directly related to non-residential and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

Equipment cycles are also subject to some seasonality with the peak rental periods occurring during the spring and summer seasons and peak selling periods frequently occurring during the fourth quarter.

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

In the future, federal, state or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters, reporting and disclosure obligations, or effect a change in their enforcement of existing laws or regulations, that could affect our operations and increase our operational and compliance expenditures. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the specific effect such regulations may have on our operations. Also, in the future, contamination may be found to exist at our facilities or off-site locations where we have sent wastes. There can be no assurance that we, or various environmental regulatory agencies, will not discover previously unknown environmental non-compliance or contamination. We could be held liable for such newly-discovered non-compliance or contamination. It is possible that changes in environmental and worker health and safety laws or liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations. See Item 1A — Risk Factors — “Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets” for further background.

Human Capital

We believe our employees are our greatest asset. As of December 31, 2024, we had approximately 2,800 employees, of which approximately 1,000 are salaried personnel and 1,800 are hourly personnel. A collective bargaining agreement relating to two branch locations covers approximately 70 of our employees. We believe our relations with our employees are favorable and we have never experienced a work stoppage. Generally, the total number of employees remains relatively consistent throughout the year. Acquisition activity or the opening of new branches may increase the number of our employees or fluctuations in the level of our business activity could require some staffing level adjustments in response to align with customer demand.

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

Health and Safety. The health and safety of our employees is an unwavering core value and is prioritized through our LIVESAFE program, which focuses on employee safety at work, home, and play. Senior operational leaders play a vital role in the communication, implementation, and follow-through of our safety program and we require accountability, commitment and compliance from all employees. Behavioral safety is the foundation of our safety culture, which incorporates elements such as job safety observations, near miss reporting, safety meetings and ride-along programs, among others. We also require all new hires to perform job specific and regulatory training. Additionally, we require all employees to participate in annual safety training. These proactive measures in conjunction with the full implementation of stop-work authority at all levels helps to set a culture of safety at branch locations. Assessments and standard safety performance metrics provide for transparency and accountability at all levels of our organization while incentive programs focus on accident prevention and behavior safety improvements to reward employee safety performance. Utilizing Occupational Safety and Health Administration (“OSHA”) standard metrics, in 2024 our lost time incident rate was 0.15 and our total reportable incident rate was 0.95.

Employee Wellness and Benefits. We equip our employees with the benefits and tools they need to lead healthy, secure and balanced lives to help them perform at their best. We offer an array of comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, flexible medical spending accounts, life and disability insurance, accident and critical illness insurance and dependent care programs. We additionally provide paid time off, bereavement leave, wellness credits and employee assistance programs. During 2024, the Company provided an additional tool to its employees by developing a mental health training module, Mental Health and Hope. This training was created with the help of the nation’s leading mental health experts and aims to provide information and resources regarding the mental health crisis our country is facing. This training has been made available to all employees, as well as vendors, customers and other companies to spread awareness and provide information on how to help yourself or others affected by this crisis.

Inclusion and Diversity. We strive to build a team that reflects the wide diversity of customers and communities that we serve across the country. Moreover, we want to create a work environment in which every employee feels welcome, included and valued for their unique perspectives and experiences. The Company is committed to a full spectrum of diversity inclusive of gender, ethnicity, race, sexual orientation, age, disability, veteran status, religion, culture, background, and experiences. Our efforts focus on hiring and supporting all groups, including historically underrepresented groups. As of December 31, 2024, approximately 29% of our workforce were people of color and 13% of our workforce are female. During 2023, we began partnering with the Department of Defense’s SkillBridge Program, which provides service members with the opportunity to participate in industry training programs while transitioning out of their military careers. We intend to continue these and other efforts to further diversify our team as we build a more inclusive workplace.

Training and Development. Development and advancement opportunities are one of the most important factors in retaining our employees. Programs to develop and enhance skills improve our business performance and provide employees with meaningful career opportunities. We offer training in an array of categories such as management and leadership, rentals, sales, parts and service, safety, technology and vehicle operations. Our talent development program includes a variety of training methodologies including field experiences, on-the-job training, online/system supported training, classroom training and helpdesk support. Beginning in 2024, our training program included a company developed mental health training module.

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

Sustainability

H&E recognizes the importance of environmental stewardship, social responsibility and transparent governance. We are committed to advancing each of these through our business conduct and operations. A cross-functional environmental, social and governance (“ESG”) task force of senior management leads this work with oversight from the ESG Committee of the Company’s Board of Directors. We have engaged an external resource to begin initial development of an ESG strategy and ESG programs and policies that will serve as a blueprint to guide our progress going forward, and we have continued to work with them on building our ESG framework. Additionally, we have published an ESG page on our Company’s web page as part of our commitment to advancing our ESG reporting and disclosures to customers, manufacturers, and investors alike.

We are working to identify and understand areas of the business in which we can reduce the environmental impact, including our carbon footprint. As an example, we have deployed telematics tracking and strategies to improve the management of our transportation fleet, which has resulted in our ability to reduce the idle time of our transportation vehicles, saving fuel consumption. While to date we have not completed an inventory of our greenhouse gas emissions, we realize that use of rental equipment by customers is a significant component. To address this, we are committed to evaluating alternative fuel and electric products for our rental fleet as these technologies become available, are successfully tested in the field of operation and as customer demand for them increases. Our battery and electricity powered equipment currently comprise 34% of the units we rent as of December 31, 2024. Our environmentally friendly fleet includes a range of battery-powered and hybrid equipment such as scissor lifts, boom lifts and material handling equipment.

Available Information

We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports for insiders and any exhibits to and amendments to these reports filed with or furnished to the SEC are available free of charge through our internet website (www.herentals.com) as soon as reasonably practicable after filing with the SEC. We use the Investor Relations section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following press releases, SEC filings and public conference calls and webcasts.

Additionally, we make available free of charge on our internet website:

•
our Code of Conduct and Ethics;
•
the charter of our Corporate Governance and Nominating Committee;
•
the charter of our Compensation Committee;
•
the charter of our Environmental, Social and Governance (ESG) Committee; and
•
the charter of our Audit Committee.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the following risk factors and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making any investment decisions regarding our securities. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our securities could decline and you may lose part or all of your investment. Except as otherwise noted, the following risk factors do not take into account the proposed Merger and assume that we remain a stand-alone company.

SUMMARY RISK FACTORS

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Operational and Competitive Risks

•
Our business could be adversely affected by declines in construction and industrial activities, or a downturn in general economic or geopolitical condition, which could lead to decreased demand and equipment rental rates and lower sales prices.
•
We face risks related to heightened inflation, which could adversely affect our business and financial condition.
•
We face risks related to financial and credit market disruptions, recession and other economic conditions.
•
Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.
•
The inability to forecast trends accurately may have an adverse impact on our business and financial condition.
•
Our revenue and operating results may fluctuate, which could result in a decline in our profitability and make it more difficult for us to grow our business.
•
The impacts of a global pandemic and similar health concerns, could have a significant impact on worldwide economic conditions and could have a material adverse effect on our operations and financial results.
•
We are subject to competition, which may have a material adverse effect on our business by reducing our ability to increase or maintain revenues or profitability.
•
We purchase a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business.
•
Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance.
•
The cost of new equipment that we purchase for use in our rental fleet may increase and therefore we may spend more for such equipment. In some cases, we may not be able to procure equipment on a timely basis due to supplier constraints.
•
Our rental fleet is subject to residual value risk upon disposition.
•
If our rental fleet ages, our operating costs may increase, we may be unable to pass along such costs, and our earnings may decrease. The costs of new equipment we use in our fleet may increase, requiring us to spend more for replacement equipment or preventing us from procuring equipment on a timely basis.

•
We incur maintenance and repair costs associated with our rental fleet equipment that could have a material adverse effect on our business in the event these costs are greater than anticipated.
•
Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.
•
Increases or fluctuations in fuel costs or reduced supplies of fuel could harm our business.
•
Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.

Strategic Risks

•
We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could limit our revenues and profitability. Future acquisitions may result in significant transaction expenses and may involve significant costs. We may experience integration and consolidation risks associated with future acquisitions.
•
We may not be able to facilitate our growth strategy by identifying and opening attractive start-up locations, which could limit our revenues and profitability.

Liquidity and Capital Resource Risks

•
Unfavorable conditions or disruptions in the capital and credit markets may adversely impact business conditions and the availability of credit.
•
Our substantial indebtedness could adversely affect our financial condition.
•
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•
Despite current indebtedness levels, we may still be able to incur more indebtedness, which could further exacerbate the risks described above.
•
The agreements governing the Credit Facility and our senior unsecured notes restrict our business and our ability to engage in certain corporate and financial transactions.
•
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•
Our business could be hurt if we are unable to obtain additional capital as required, resulting in a decrease in our revenues and profitability. In addition, our inability to refinance our indebtedness on favorable terms, or at all, could materially and adversely affect our liquidity and our ongoing results of operations.
•
The continued payment of our quarterly dividend is subject to, among other things, the availability of funds and the discretion of our board of directors.

Government Regulation Risks

•
We have operations throughout the United States, which exposes us to multiple federal, state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
•
We could be adversely affected by environmental and safety requirements and regulations, including those regarding climate change, which could subject us to increased operational costs that could materially and adversely impact our liquidity and operating results.
•
Our business may be materially affected by changes to fiscal and tax policies.
•
Our business may be materially affected by changes to policies governing our products, technology and technological development.

Risk Factors Relating to the Pending Transaction with Herc Holdings Inc.

•
The completion of the Offer and Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.
•
The Offer and Merger will involve substantial costs and will require substantial management resources. We may be required to pay a significant fee if the Merger Agreement is terminated.

•
The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the price of our common stock.
•
The Company’s shareholders cannot be sure of the value of the stock consideration they will receive in the Herc Merger, if completed, because the exchange ratio is fixed and the market price of Herc common stock has fluctuated and may continue to fluctuate.
•
The Merger Agreement contains provisions that could discourage a potential competing acquirer.
•
Review under the HSR Act could prevent or delay the consummation of the Offer and Merger.
•
Stockholder litigation could prevent or delay the consummation of the Offer and Merger or otherwise negatively impact our business, operating results and financial condition.
•
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.
•
While the Offer and Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.
•
If the Merger is not consummated, we may need to raise additional capital to continue our operations.

General Business Risks

•
Fluctuations in the stock market, as well as general economic and market conditions, may impact the market price of our common stock.
•
Security breaches and other disruptions in our information technology systems could limit our capacity to effectively monitor and control our operations, compromise our or our customers’ and suppliers’ confidential information or otherwise adversely affect our operating results or business reputation.
•
We are dependent on key personnel. A loss of key personnel could have a material adverse effect on our business.
•
If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.
•
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
•
significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and our ability to pass on such increased costs, if any, to our customers;
•
excess fleet in the equipment rental industry;
•
adverse weather conditions or natural disasters which may affect a particular region;

•
a decrease in the level of exploration, development, production activity and capital spending by oil and natural gas companies;
•
a prolonged shutdown of the U.S. government;
•
an increase in interest rates;
•
supply chain disruptions;
•
geopolitical conditions and the proliferation of global and regional conflicts and political instability, including the war in Ukraine, continued tensions between China and the United States and sustained conflicts in the Middle East;
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

We face risks related to heightened inflation, which could adversely affect our business, financial condition and results of operations.

Our financial results, operations and forecasts depend significantly on worldwide economic factors such as inflation, which may increase our operating costs and have a negative impact on our business. Beginning in 2022, the U.S. experienced heightened inflationary pressures and core inflation, the latter of which proved persistent during 2023 and 2024. While the global inflation rate stabilized in 2023 and 2024 and, in some cases, declined and inflationary pressures eased in 2024, we cannot be sure that this trend will continue. Many factors could jeopardize the efforts to stem inflationary pressures in the U.S., and such factors could ultimately lead to further inflationary pressure on foreign goods. We have experienced and may continue to experience inflationary pressures, including, but not limited to, cost increases related to equipment, fuel, labor and hauling expenses. We may not be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have an adverse effect on our results of operations. Furthermore, central banks across the globe significantly increased interest rates to stem inflation in recent years, and such increases in interest rates could affect our customers’ liquidity due to higher debt service obligations on instruments subject to variable rate indebtedness which, in turn, could harm their ability to make payments to us. In addition, if the U.S. economy enters a recession, we may experience sales declines which could have an adverse effect on our business, operating results and financial condition.

We face risks related to financial and credit market disruptions, recession and other economic conditions.

Our financial results, operations and forecasts also depend on other worldwide economic and geopolitical conditions, the demand for our products and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. For instance, in the event of a recession or threat of a recession, our customers and suppliers may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could impair our banking or other business partners, on whom we rely for access to capital. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, could have an adverse effect on our operating results.

Economic weakness and geopolitical uncertainty may also lead us to take restructuring actions, adjust our operating strategy, impair assets or reduce expenses in response to decreased sales or margins. We may not be able to adequately adjust our cost structure in a timely fashion, which could have an adverse effect on our operating results and financial condition. Uncertainty about economic conditions may increase foreign currency volatility in markets in which we transact business, which could have an adverse effect on our operating results.

Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we, our customers or suppliers operate, can materially adversely affect our business and financial statements. Previously, the imposition of significant tariffs and increased trade tension between the United States and China greatly impacted domestic industries’ access to foreign markets. It is anticipated that the United States intends to impose tariffs which could result in a trade war. The adoption or expansion of these tariffs in the future, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies may have a material adverse effect on our supply chain and access to equipment, our costs and profit margins. This could cause our business and financial results to suffer.

The inability to forecast trends accurately may have an adverse impact on our business and financial condition.

An economic downturn or economic uncertainty makes it difficult for us to forecast trends, our future operating performance, cash flows and financial position, which could have an adverse impact on our business and financial condition. Additionally, uncertainty regarding future oil and natural gas prices have negatively impacted the exploration, production and construction activity of our customers in those markets. Uncertainty regarding future equipment product demand could cause us to maintain excess equipment fleet and increase our equipment inventory carrying costs. Failure to accurately forecast these trends could cause us to change or re-evaluate certain of our strategies, including as it relates to acquisitions or opening of new branch locations. Alternatively, this forecasting difficulty in addition to labor shortages and supply chain disruptions could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for our products and a loss of market shares.

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
•
uncertainty about the regulatory environment and the potential for consistent changes to that environment as a result of recent U.S. Supreme Court decisions;
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

We purchase most of our equipment from leading, nationally-known original equipment manufacturers (“OEMs”). For the year ended December 31, 2024, we purchased approximately 48.5% of our equipment from five manufacturers (Haulotte, Skyjack, JCB, Polaris, and JLG). Although we believe that we have alternative sources of supply for the equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain equipment in an adequate or timely manner. Additionally, if one of these manufacturers shuts down or if two or more of them consolidate operations, this could have a significant effect on supply and pricing of equipment and thus could have a material adverse effect on our business, financial condition or results of operations.

Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance.

Supply chain disruptions could impact our ability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all. To date, our historical supply chain disruptions related to the timing of receiving equipment orders, which were moderate and did not extend beyond a significant period of time. We may experience additional or more severe supply chain disruptions in the future or one or more supplier’s inability to manufacture or deliver equipment or parts, whether as a result of raw material shortages, freight/shipping shortages or policy changes. Any suspension or delay in any of our suppliers’ ability to provide us adequate equipment or supplies, or in our ability to procure equipment or supplies from other sources in a timely manner or at all, could impair our ability to meet customer demand and therefore could have a material adverse effect on our business, financial condition or results of operations.

The cost of new equipment that we purchase for use in our rental fleet may increase and therefore we may spend more for such equipment. In some cases, we may not be able to procure equipment on a timely basis due to supplier constraints.

The cost of new equipment from manufacturers that we purchase for use in our rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, labor shortages, inflation, supply chain disruptions or due to increased regulatory requirements, such as those related to emissions and climate change. In addition, in an effort to combat climate change, our customers may require our rental equipment to meet certain standards, which could increase equipment costs. If we are unable to meet such standards, then the expectations of our customers, business and results of operations could be materially adversely affected. These increases could materially impact our financial condition or results of operations in future periods if we are not able to pass such cost increases through to our customers.

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
•
general economic conditions.

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Although for the year ended December 31, 2024, we sold used equipment from our rental fleet at an average selling price of approximately 260.7% of net book value, we cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The cost of new equipment for use in our rental fleet could also increase due to increased material costs for our suppliers, including tariffs on raw materials or other factors beyond our control. Such increases could materially adversely impact our financial condition and results of operations in future periods. Furthermore, changes in customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.

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

As of December 31, 2024, we have approximately 70 employees in Utah, a territory in our Intermountain region, who are covered by a collective bargaining agreement and approximately 2,806 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages, slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

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

Climate change and its association with greenhouse gas (“GHG”) emissions is receiving increased attention from the scientific and political communities.

The United States was recently a member of the Paris Agreement, a climate accord reached at the 21st Conference of the Parties in Paris, that set new goals, and many related policies are still in development. The Paris Agreement mandates GHG emission reduction goals every five years beginning in 2020. The United States withdrew from the Paris Agreement in November 2020, rejoined in February 2021 and withdrew again in January 2025. The U.S.’s frequent withdrawal and rejoining of the Paris Agreement in recent years has created uncertainty around the evolution of the United States’ regulatory requirements with regards to GHGs and climate change, making it increasingly difficult to plan for future developments.

Nonetheless, future regulation could impose stringent standards to substantially reduce GHG emissions. The U.S. federal government, certain U.S. states and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on GHG emissions from certain sectors or facility categories. See “We could be adversely affected by environmental and safety requirements and regulations, including those regarding climate change, which could subject us to increased operational costs that could materially and adversely impact our liquidity and operating results” for a discussion of the Environmental Protection Agency’s (the “EPA”) newly issued final rule to reduce gas emissions.

Such new laws or regulations, or stricter enforcement of existing laws and regulations, could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. Failure to comply with any legislation or regulation could potentially result in substantial fines, criminal sanctions or operational changes. While it is expected that the United States federal government may continue to pare back environmental regulations, state and local environmental regulators may impose more stringent regulations in response. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our operations, but it could be costly and difficult to implement.

Moreover, even without such legislation or regulation, the perspectives of our customers, stockholders, employees and other stakeholders regarding climate change are continuing to evolve, and increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm our reputation or reduce customer demand for our products and services.

Additionally, the SEC and several states are implementing new climate change disclosure rules and other federal or state agencies may do the same. However, while the SEC adopted their new climate disclosure rules on March 6, 2024, following multiple petitions for review, they voluntarily stayed the rules on April 4, 2024, pending judicial review. While it remains uncertain in what form the climate disclosure rules will ultimately take effect, any new reporting rules or regulations may be difficult to comply with, increase costs of operation (through implementation or through noncompliance penalties), adversely impact our reputation and influence customer behavior.

Further, as severe weather events become increasingly common, our or our customers’ operations may be disrupted, which could result in increased operational costs or reduced demand for our products and services and extended periods of disruptions could have an adverse effect on our results of operations. In addition, climate change may also reduce the availability or increase the cost of insurance for weather-related events as well as may impact the global economy, including as a result of disruptions to supply chains. We anticipate that climate change-related risks will increase over time.

Strategic Risks

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could limit our revenues and profitability. Future acquisitions may result in significant transaction expenses and may involve significant costs. We may experience integration and consolidation risks associated with future acquisitions.

An element of our growth strategy is to selectively pursue, on an opportunistic basis, acquisitions of additional businesses or assets of businesses, rental companies that complement our existing business and footprint. The success of this element of our growth strategy depends on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into our own, including with respect to financial reporting and regulatory matters. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements. We also regularly review other potential strategic transactions, including dispositions, which are also subject to claims by third parties and by the buyers under the terms of our disposition agreements.

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

We have also spent resources and efforts, apart from acquisitions, in attempting to grow and enhance our rental business over the past several years. These efforts place strains on our management and other personnel time and resources, and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support any of our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.

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

Disruptions in the global capital and credit markets as a result of an economic downturn, economic or geopolitical uncertainty as result of escalating and potential global conflicts, changing or significant regulatory uncertainty, increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. Additionally, unfavorable market conditions may depress demand for our products and services or make it difficult for our customers to obtain financing and credit on reasonable terms. Unfavorable market conditions also may cause more of our customers to be unable to meet their payment obligations to us, increasing delinquencies and credit losses. If we are unable to manage credit risk adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions. Moreover, our suppliers may be adversely impacted by unfavorable capital and credit markets, causing disruption or delay of product availability. These events could negatively impact our business, financial position, results of operations and cash flows.

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness outstanding. As of December 31, 2024, we had total outstanding indebtedness of approximately $1.5 billion, consisting of the amount outstanding under our senior unsecured notes, our senior secured credit facility (“Credit Facility”) and our finance lease liabilities.

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

We expect to use cash flow from operations and borrowings under our Credit Facility to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough capital, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior unsecured notes and our Credit Facility, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements governing the senior unsecured notes and the Credit Facility, may limit our ability to pursue any of these alternatives. As of February 13, 2025, we had borrowings of $149.4 million outstanding under our $750.0 million Credit Facility leaving us with borrowing availability of $585.7 million, as a result of $14.8 million of letters of credit outstanding under the facility.

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

Additionally, our Credit Facility provides revolving commitments of up to $750.0 million in the aggregate. As of February 13, 2025, we had $585.7 million of availability under the Credit Facility, as a result of $14.8 million of letters of credit outstanding under the facility. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

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

Factors that also impact interest rates include, among others, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our results of operations would be adversely impacted. Such increases in interest rates could have a material adverse effect on our financial conditions and results of operations. Notably, after years of a low interest rate environment, central banks across the globe significantly increased interest rates to stem inflation and as a result, global inflation began to stabilize. In particular, while the Federal Reserve raised interest rates with total increases of 450 basis points since March 2022, they did decrease rates in the second half of 2024. However, there is no certainty as to whether interest rates will stabilize, continue to increase or decrease.

Our business could be hurt if we are unable to obtain additional capital as required, resulting in a decrease in our revenues and profitability. In addition, our inability to refinance our indebtedness on favorable terms, or at all, could materially and adversely affect our liquidity and our ongoing results of operations.

The cash that we generate from our business, together with cash that we may borrow under our Credit Facility, if available, may not be sufficient to fund our capital requirements. We may require additional financing to obtain capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and refinancing existing indebtedness. Any additional indebtedness that we incur will make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures. Furthermore, any refinancing of our debt could be at higher interest rates and may require make-whole payments and compliance with more onerous covenants, which could further restrict our business operations. Moreover, we may not be able to obtain additional capital on acceptable terms, if at all. If we are unable to obtain sufficient additional financing in the future, our business could be adversely affected by reducing our ability to increase revenues and profitability.

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

Our 156 branch locations, as of December 31, 2024, in the United States are located in 31 different states, which exposes us to a host of different federal, state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits, gas emissions and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.

In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision could significantly impact environmental regulation, consumer protection, advertising, privacy, artificial intelligence, and other regulatory regimes with which we are required to comply.

New approaches to policymaking and legislation may also produce unintended harms for our business, which may impact our ability to operate our business in the manner in which we are accustomed. Any of these regulations could negatively affect how we market our offerings and increase our regulatory compliance costs. It will become increasingly difficult to predict which new laws will apply to our business and when, especially with the potential for an increase in legal challenges to new laws. This uncertainty could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the U.S. Congress and other state and federal legislative and regulatory authorities in the United States have considered, and likely will continue to consider, numerous measures related to climate change, GHG emissions and other laws and regulations affecting some of our end markets, such as oil, gas and other natural resource extraction. Should such laws and regulations become effective, demand for our services could be affected, our fleet or other costs could increase and our business could be materially adversely affected. For example, the Environmental Protection Agency (the “EPA”) recently issued a final rule that will sharply reduce emissions of methane and other harmful air pollution from oil and natural gas operations, including from existing sources nationwide. The final rule includes New Source Performance Standards, to reduce methane and smog-forming volatile organic compounds from new, modified and reconstructed sources, and Emissions Guidelines, which set procedures for states to follow as they develop plans to limit methane from existing sources, including oil and natural gas operations. While we cannot be certain of this rule’s impact as we wait for states to submit their plans to the EPA for approval, we anticipate that this could adversely impact the operations of our customers, specifically those in the oil and gas industry, which could reduce demand for our services and have an adverse impact on our business.

In addition to the evolving nature of the EPA rule’s impact, there is also increased unpredictability in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, due to the change in administration and the overturning of the Chevron doctrine. The SEC’s new climate disclosure rules are another example of this regulatory uncertainty, which, while adopted by the SEC, have been voluntarily stayed pending judicial review. The uncertainty around the evolution of the United States’ regulatory environment with regards to regulating GHGs and climate change issues renders it increasingly difficult to plan for future developments. Ultimately, these future regulatory developments could increase costs of operations for us or our customers, reduce demand and adversely impact our operations.

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

However, anti-ESG initiatives might serve as a counteracting concern in the future. In recent years anti-ESG sentiment has gained momentum in the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions. Such related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in additional compliance obligations or becoming the subject of investigations or enforcement actions.

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

Risk Factors Relating to the Pending Transaction with Herc Holdings Inc. and the Company

The completion of the Offer and Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.

On February 19, 2025, we entered into the Merger Agreement with Herc and HR Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Herc (“Merger Sub”), pursuant to which Merger Sub agreed to commence an Offer to purchase all of the issued and outstanding shares of our common stock, following which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Herc.

Consummation of the Offer is subject to various customary conditions set forth in the Merger Agreement beyond our control, including, among other conditions, (1) at least one share more than 50% of shares of our common stock then outstanding being tendered in the Offer; (2) the accuracy of our representations and warranties contained in the Merger Agreement (subject to customary materiality qualifiers); (3) our performance in all material respects of our obligations under the Merger Agreement; (4) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) that occurred after the date of the Merger Agreement that is continuing; (5) the absence of any legal or regulatory restraint that prevents the consummation of the Offer or the Merger and the expiration or termination of any waiting periods applicable to the Offer and the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (6) the effectiveness of the registration statement on Form S-4 to register under the Act the offer and sale of Herc common stock pursuant to the Offer and Merger (the “Form S-4”); (7) approval for listing on NYSE of the shares of Herc Common Stock to be issued in the Offer and Merger; (8) the absence of a termination of the Merger Agreement in accordance with its terms; and (9) the commencement and completion of the Marketing Period (as defined in the Merger Agreement). There can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer will be successful or that the Merger will be consummated as contemplated by the Merger Agreement.

We cannot predict whether and when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and Merger have already been incurred or may be payable even if the Offer and Merger are not consummated. We may also be subject to the risk of potential litigation related to any failure to complete the Merger. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and Merger, including any adverse changes in our relationships with our partners, vendors, suppliers, management and employees, could continue or accelerate in the event that we fail to consummate the Offer and Merger.

The price of our common stock may also fluctuate significantly based on announcements by Herc, other third parties, or us regarding the Offer and Merger or based on market perceptions and other conditions to the consummation of the Offer and Merger. Such announcements may lead to perceptions in the market that the Offer and Merger may not be completed, which could cause our share price to fluctuate or decline.

If we do not consummate the Offer and Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.

The Offer and Merger will involve substantial costs and will require substantial management resources. We may be required to pay a significant fee if the Merger Agreement is terminated.

In connection with the consummation of the Offer and the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Offer and the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Offer and the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the SEC and notices and other transaction-related costs, fees and expenses. Further, if the Merger Agreement is terminated by us under specified circumstances, we will be required to pay Herc a termination fee of approximately $145 million (in addition to refunding Herc for the termination fee pursuant to the United Merger Agreement of $63,523,892). If the Offer and Merger are not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur and may have to pay significant additional sums to Herc.

The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the price of our common stock.

The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Offer and Merger, there would be no adjustment to the amount of the proposed Offer consideration.

The Company’s shareholders cannot be sure of the value of the Stock Offer Price they will receive in the Merger, if completed, because the exchange ratio is fixed and the market price of Herc common stock has fluctuated and may continue to fluctuate.

If the Merger is completed, each eligible share of our common stock issued and outstanding immediately prior to the Merger will automatically be converted into the right to receive the cash consideration and 0.1287 shares of Herc common stock). Because the exchange ratio is fixed, the value of the stock consideration received in the Merger will depend on the market price of Herc common stock at the time the Merger is completed. Prior to completion of the Merger, the market price of Herc common stock is also expected to impact the market price of the Company's common stock. The value of Herc common stock has fluctuated since the date of the announcement of the Merger Agreement and may continue to fluctuate. Accordingly, the Company's shareholders will not know or be able to determine the market value of the Merger consideration they would receive upon completion of the Merger. Share price changes may result from a variety of factors, including, among others, general market and economic conditions, commodity prices, changes in Herc's and the Company's respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed and the timing of the Merger and regulatory considerations. Many of these factors are beyond Herc's and the Company's control.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot solicit or initiate discussions with third parties regarding other proposals to acquire the Company after the execution of the Merger Agreement and we are subject to restrictions on our ability to respond to any unsolicited proposals, except as permitted under the terms of the Merger Agreement. In the event that we receive an acquisition proposal from a third party, we must notify Herc of such proposal and negotiate in good faith with Herc prior to terminating the Merger Agreement or effecting a change in the recommendation of the Board to our stockholders with respect to the Offer and Merger. The Merger Agreement also contains certain termination rights for Herc and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Herc a termination fee of approximately $145 million (in addition to refunding Herc for the termination fee pursuant to the United Merger Agreement of $63,523,892). These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction with Herc. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and Merger.

Review under the HSR Act could prevent or delay the consummation of the Offer and Merger.

Under the HSR Act and the related rules and regulations that have been issued by the Federal Trade Commission (“FTC”), certain transactions having a value above specified thresholds may not be consummated until specified information and documentary material (“Notification and Report Forms”) have been furnished to the FTC and the Antitrust Division of the Department of Justice (the “Antitrust Division”) and certain waiting period requirements have been satisfied.

It is a condition to Herc’s obligation to accept for payment and pay for shares of our common stock exchanged pursuant to the Offer that the waiting period (and any extension of the waiting period) applicable to the Offer under the HSR Act shall have expired or been terminated. Under the HSR Act, the purchase of shares of our common stock in the Offer may not be undertaken until the expiration of a 30-calendar day waiting period following the filing by Herc of a Notification and Report Form concerning the Offer with the FTC and the Antitrust Division, unless the waiting period is earlier terminated by the FTC and the Antitrust Division. The 30-calendar day waiting period may be restarted if the acquiring person voluntarily withdraws and re-files its Notification and Report Form (a “pull and refile.”). If within the 30-calendar day waiting period either the FTC or the Antitrust Division were to issue a request for additional information and documentary material (a “Second Request”), the waiting period with respect to the Transactions would be extended until 30-calendar days following the date of substantial compliance by Herc with that request, unless the FTC and the Antitrust Division terminated the additional waiting period before its expiration. The 30-calendar day waiting period following substantial compliance with the Second Request can be extended with the consent of Herc and the Company or by court order. The FTC and the Antitrust Division may terminate the additional 30-day waiting period before its expiration. In practice, complying with a Second Request can take a significant period of time.

The FTC and the Antitrust Division may scrutinize the legality under U.S. federal antitrust laws of transactions such as Buyer Parties’ proposed acquisition of the Company. At any time before or after Buyer Parties’ acceptance for payment of shares of our common stock pursuant to the Offer, notwithstanding the termination or expiration of the applicable waiting period under the HSR Act, if the Antitrust Division or the FTC believes that the Offer would violate U.S. federal antitrust laws by substantially lessening competition in any line of commerce affecting U.S. consumers, the FTC and the Antitrust Division could take such action as they deem necessary under the applicable statutes, including seeking to enjoin the completion of the Transactions, seeking divestiture of substantial assets of the parties, or requiring the parties to license, or hold separate, assets, to terminate existing relationships and contractual rights, or to take other actions or agree to other restrictions limiting the freedom of action of the parties. At any time before or after consummation of the Transactions, notwithstanding the termination or expiration of the applicable waiting period under the HSR Act, U.S. state attorneys general and private persons may also bring legal action under the antitrust laws seeking similar relief or seeking conditions to the completion of the Offer. There can be no assurance that a challenge to the Offer on antitrust grounds will not be made or, if a challenge is made, what the result will be. If any such action is threatened or commenced by the FTC, the Antitrust Division or any state or any other person, Herc may not be obligated to consummate the Offer or the Merger.

Herc and the Company expect to file their Premerger Notification and Report Forms with the FTC and Antitrust Division promptly, which will begin an initial review period of 30 days. This period may change if the FTC or the Antitrust Division, as applicable, grants early termination of the waiting period or issues a request for additional information or documentary material, or if the parties voluntarily pull and refile.

Stockholder litigation could prevent or delay the consummation of the Offer and Merger or otherwise negatively impact our business, operating results and financial condition.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against or settlement of these claims can result in substantial additional costs and diversion of management time and resources. Any such future lawsuit or litigation may adversely affect our ability to complete the Offer and Merger. We could incur significant costs in connection with any such litigation, including costs associated with an adverse judgement resulting in monetary damages and the indemnification of our directors and officers, which could have a negative impact on our liquidity and financial position.

Furthermore, one of the conditions to the consummation of the Offer and Merger is the absence of any governmental order or law preventing the consummation of the Offer and Merger or making the consummation of the Offer and Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and Merger, then such injunctive or other relief may prevent the Offer and Merger from becoming effective within the expected time frame or at all.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and equity awards, the acceleration of equity awards upon consummation of the transactions and other interests. Such interests of our directors and executive officers are set forth in further detail in the Form 8-K filed with the SEC on February 19, 2025.

While the Offer and Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Whether or not the Offer and Merger are consummated, the Offer and Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and Merger may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the Offer and Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the Offer and Merger are pending or if it fails to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after the consummation of the Offer and Merger, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers and other business partners will view or react to the Offer and Merger upon consummation. If we are unable to reassure our suppliers and other business partners to continue their business with us, our financial condition and results of operations may be adversely affected.

In addition, the Merger Agreement generally requires us to operate in the ordinary course of business in all material respects consistent with past practice, pending consummation of the Offer and Merger, and restricts us from taking certain actions with respect to our business and financial affairs without Herc’s consent. Such restrictions will be in place until either the Offer and Merger are consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to pursue, or prevent us from pursuing, attractive business opportunities (if any) that arise prior to the consummation of the Offer and Merger.

In addition, since the consideration for the Merger will be in the form of both cash and common stock of Herc, our stock price will be impacted by changes in Herc’s stock price. Changes to Herc’s stock price may result from a variety of factors, such as changes in its business operations and outlook, changes in general market and economic conditions and regulatory considerations. These factors are beyond our control. For these and other reasons, the pendency of the Offer and Merger could adversely affect our business, operating results and financial condition.

If the Merger is not consummated, we may need to raise additional capital to continue our operations and execute our operating plans.

If the Merger is not consummated, we may need to raise additional capital or we may need to delay, scale back or eliminate some planned operations or reduce expenses, any of which would have a significant negative impact on our financial condition, as well as the trading price of our common stock. There can be no assurance that we can raise capital when needed or on terms favorable to us and our stockholders. Macroeconomic conditions and heightened global uncertainties may adversely affect general commercial activity and the U.S. and global economies and financial markets, which increases uncertainty around our ability to access the capital markets when needed and on acceptable terms.

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

Additionally, we collect and store sensitive data, including proprietary business information and the proprietary business information of our customers and suppliers, in data centers and on information technology networks, including cloud-based networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Furthermore, violation of privacy laws in the U.S. (especially in California), even if inadvertent, can lead to significant financial consequences, including significant fines and sanctions. However, the techniques and sophistication used to conduct cyberattacks and compromise information technology systems, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in state sponsored cyberattacks which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We rely on our technology network infrastructure and information systems to operate our business, rent our equipment, interact with vendors and customers, support and grow our customer base and bill, collect and make payments, among other functions. Our internally developed infrastructure and systems, as well as those systems and processes provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Such attacks have become more sophisticated over time, especially as threat actors have become increasingly well-funded by, or themselves include, governmental actors with significant means. We expect the sophistication of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies.

The Company has robust processes for assessing, identifying and managing material risks from cybersecurity threats that are integrated into our overall risk management process. The Company utilizes the National Institute of Standards and Technology (NIST) framework as the basis for our cybersecurity management approach. Under the supervision of the Chief Information Officer (“CIO”), we review our cybersecurity insurance policy and regularly identify all computing assets including hardware, software, and network infrastructure for a comprehensive risk assessment. We consider threats that may originate from both internal and external sources and build in technical security controls based on a defense-in-depth strategy. To identify risks, we complete vulnerability assessments on a recurring basis to proactively identify potential weaknesses. We additionally employ third party external and internal penetration testing on an annual basis to assist in identifying additional vulnerabilities in our environment. We also perform disaster recovery exercises throughout the organization annually by our in-house team. In connection with our threat management and overall risk management process, we receive recurring threat intelligence from our partners that help us recognize the updated tactics, techniques, and procedures being utilized by threat actors and apply the MITRE ATT&CK framework to review defensive coverage against cybersecurity attacks. Employees at H&E receive mandatory recurring cybersecurity training and phishing exercises to reduce the likelihood of success by threat actors. Our managed detection and response partner provides 24/7 monitoring and detection of our cybersecurity environment, which allows us to timely respond to cybersecurity events with the goal of reducing its potential impact. The Company performs an IT security assessment of critical third-party vendors prior to establishing a formal relationship and has additional processes in place to continue to oversee and identify risks associated with the use of our third-party service providers once a formal relationship is established. A cybersecurity incident is defined as any successful unauthorized access, disclosure, or misuse of computing systems, data or networks, including hacking and theft, of any scope that may or may not have an impact to the organization. We have a comprehensive incident response plan that outlines the appropriate procedures, communication flow and response for potential cybersecurity incidents as well as categorizations of scope, incident and impact of such incidents. As of December 31, 2024, risks from cybersecurity threats have not materially affected the Company’s financial condition or operations.

The Company’s information security and cybersecurity program is managed by our CIO whose team includes a VP of Infrastructure and Director of IT Security (collectively, “the IT Security Team”), whom all have the necessary expertise, certifications and experience to lead our enterprise-wide cybersecurity strategy, policy, architecture and processes. The CIO has over 26 years of experience and has been a member and leader of our Company’s information systems and technological advancements for the past 22 years. The Director of IT Security, reporting to our VP of Infrastructure, is responsible for our overall network security and assessing and managing cybersecurity risks and threats. The Director of IT Security has over 16 years of experience working in IT security and holds CISSP and GIAC certifications. The VP of Infrastructure reports to our CIO, and has principal responsibility for our network infrastructure and the operation of our cybersecurity program, network and system administration. The VP of Infrastructure has over 30 years of experience in system administration and has specialized in ERP systems and network infrastructure. Collectively, the IT Security Team prepares updates and presentations for the Board of Directors, Audit Committee and executive management.

The IT Security team reports the detection, mitigation and remediation of cybersecurity incidents to executive management and the Audit Committee of the Board of Directors. If we were to experience a cybersecurity incident, our Director of IT Security will inform the rest of the IT Security Team, which will then evaluate and assess the materiality of the incident to the Company, its information technology infrastructure and data integrity, and in accordance with our incident response plan, notify executive management and the necessary finance, operations and legal team functions. The CIO additionally reports all cybersecurity incidents to the Audit Committee of the Board. Once a cybersecurity incident is reported to the Audit Committee of the Board, and potentially the overall Board of Directors, the Audit Committee, with the input of the IT Security Team and executive management, will discuss impact, determine how to address it and whether or not the incident would require external reporting, if applicable.

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

Item 2. Properties

As of December 31, 2024, we had a network of 156 branch facilities in 31 states in the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions of the United States. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. Of the 156 total facilities, we lease 143 and own 13 of our locations. No one location is material to our business as a whole. Our leases typically provide for varying terms and renewal options. The following table provides data on our locations:

State	Branch Count	State	Branch Count
Alabama	7	Mississippi	1
Arizona	4	Missouri	4
Arkansas	3	Montana	6
California	15	Nevada	2
Colorado	6	New Mexico	1
Delaware	1	North Carolina	10
Florida	14	Ohio	1
Georgia	6	Oklahoma	2
Idaho	3	Oregon	1
Illinois	3	Pennsylvania	1
Indiana	3	South Carolina	4
Iowa	1	Tennessee	6
Kansas	1	Texas	31
Kentucky	1	Utah	3
Louisiana	9	Virginia	3
Maryland	3

Each facility location has a branch manager who is responsible for day-to-day operations. In addition, branch operating facilities are typically staffed with approximately 10 to over 50 people, who may include technicians, salespeople, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

Our corporate headquarters employs approximately 400 people. Our corporate headquarters facility is on 3.1 acres of company-owned land where we occupy a total of approximately 42,550 square feet.

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

Holders

As of December 31, 2024, there were 53 stockholders of record of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

Dividends

During the years ended December 31, 2024 and 2023, we paid quarterly cash dividends totaling $1.10 per share in each year, or approximately $40.2 million and $40.0 million, respectively. We intend to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Performance Graph below compares the cumulative five year total stockholder return on H&E Equipment Services, Inc.’s common stock beginning on December 31, 2019 and for each subsequent quarter period end through and including December 31, 2024, with the cumulative returns of the Russell 2000 Index and an industry peer group selected by us. The peer group we selected for the years ended December 31, 2024 and 2023 is comprised of the following companies: United Rentals, Inc., Herc Holdings Inc., The Ashtead Group, PLC, GATX Corporation, McGrath RentCorp, WillScot Mobile Mini Holdings Corp., Astec Industries, Inc., Alta Equipment Group Inc., RB Global, Inc., DXP Enterprises, Inc., Arcosa, Inc., and Flowserve Corporation.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on December 31, 2019. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among H&E Equipment Services, Inc., the Russell 2000 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
H&E Equipment Services, Inc.
Russell 2000
Peer Group

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2025 Russell Investment Group. All rights reserved.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
H&E Equipment Services, Inc.	$100.00	$93.77	$143.57	$151.52	$179.02	$171.14
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
Peer Group	100.00	130.02	188.06	169.92	226.87	254.33

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of December 31, 2024, and its results of operations for the year ended December 31, 2024, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of December 31, 2024, we operated 156 branch locations across 31 states throughout the United States.

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

Effective October 1, 2021, the Company sold its crane business to a wholly-owned subsidiary of The Manitowoc Company, Inc. (“the Crane Sale”). The Crane Sale met the criteria for discontinued operations presentation.

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

Effective January 1, 2024, the Company completed the acquisition of Precision Rentals (“Precision”), an equipment rental company with a branch located in each of Arizona and Colorado.

Effective May 1, 2024, the Company completed the acquisition of Lewistown Rentals (“Lewistown”), a privately-held equipment rentals company with four branch locations in Montana.

Recent Developments

In January 2025, we entered into an Agreement and Plan of Merger (the “United Merger Agreement”) with United Rentals, Inc., a Delaware Corporation (“United Rentals” or “United”) and UR Merger Sub VII Corporation, a Delaware corporation and wholly owned subsidiary of United (“United Merger Sub”), pursuant to which a cash tender offer (the “United Offer”) was commenced on behalf of United to purchase all of the issued and outstanding shares of our common stock at $92.00 a share, following which United Merger Sub would merge with and into the Company, with the Company surviving as a wholly owned subsidiary of United (the “United Merger and, together with the United Offer, the “United Transactions”).

In February 2025, during the pendency of the United Offer, we received a proposal from Herc Holdings Inc., a Delaware corporation (“Herc”, and such proposal, the “Herc Proposal”) to acquire all of the issued and outstanding shares of our common stock for a combination of cash and Herc common stock, consisting of (i) $78.75 in cash, and (ii) 0.1287 shares of Herc common stock for each share of our common stock. The combination of the cash and Herc common stock was equal to a total value of approximately $104.89 per share based on Herc’s 10-day volume-weighted average price as of market close February 14, 2025. On February 16, 2025, our Board of Directors unanimously concluded that the Herc Proposal constituted a Superior Proposal (as defined in the United Merger Agreement) and resolved to terminate the United Merger Agreement absent any revision to the terms and conditions of the United Merger Agreement. On February 17, 2025, United delivered a written notice to the Company stating that United did not intend to submit a revised proposal and waiving URI’s four-business day match period under the United Merger Agreement. On February 18, 2025, our Board of Directors unanimously determined to authorize and approve the termination of the United Merger Agreement. The Board of Directors also unanimously determined that it was advisable, fair to and in the best interests of the Company’s stockholders that the Company enter into an Agreement and Plan of Merger (the “Herc Merger Agreement”) with Herc and HR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Herc (“Merger Sub”) and resolved to adopt and approve the Herc Merger Agreement and recommend that the Company’s stockholders tender their shares to Herc.

On February 19, 2025, we terminated the United Merger Agreement and Herc paid United the $63,523,892 termination fee pursuant to the United Merger Agreement on our behalf. That same day, immediately following the termination of the United Merger Agreement, we entered into the Herc Merger Agreement, pursuant to which Merger Sub agreed to commence an exchange offer (the “Offer”), to acquire all of the issued and outstanding shares of our common stock for the Offer Price (as defined below) of (i) $78.75 in cash, and (ii) 0.1287 shares of Herc common stock for each share of our common stock (the “Offer Price”), following which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Herc (the “Merger”) (and collectively, the “Transactions”). The Transactions are expected to close mid-year 2025.

The Transactions are subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding common shares, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Form S-4 to be filed by Herc in connection with the issuance of shares of Herc common stock in the Merger having become effective and not subject to any legal proceedings suspending such effectiveness and approval for listing on the New York Stock Exchange (“NYSE”) of Herc’s common stock to be issued in the Offer and Merger.

If the Herc Merger is consummated, our common stock will be delisted from The NASDAQ Global market and deregistered under Securities Exchange Act of 1934, as amended, as promptly as practicable following the effective time of the Merger.

The Herc Merger Agreement also contains certain termination rights for Herc and us and further provides that, upon termination of the Herc Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Herc a termination fee of approximately $145 million in addition to refunding Herc for the termination fee pursuant to the United Merger Agreement if the Company enters into a superior proposal based on terms included in the Merger Agreement.

See Item 1A—Risk Factors—Risk Factors Relating to the Pending Transaction with Herc Holdings Inc. and the Company for further discussion of the risks, conditions and potential expenses and fees associated with the pending Offer and Merger.

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

The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2024 by source:

The equipment that we rent, sell and service is principally used in the construction industry, as well as by companies for commercial and industrial uses such as plant maintenance and turnarounds, and in the petrochemical and energy sectors. As a result, our total revenues are affected by several factors including, but not limited to, the demand for and availability of rental equipment, rental rates and other competitive factors, the demand for used and new equipment, the level of construction and industrial activities, spending levels by our customers, adverse weather conditions, supply chain disruptions, labor shortages and costs, inflation, the price of oil and other commodities and general economic conditions.

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

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, rental other expenses, the costs associated with the used equipment we sell, the costs to purchase new equipment and costs associated with parts sales and services, all of which are included in cost of revenues. For the year ended December 31, 2024, our total cost of revenues was approximately $841.4 million. Our operating expenses consist principally of selling, general and administrative expenses (“SG&A”). For year ended December 31, 2024, our SG&A expenses were $455.6 million. In addition, we have interest expense primarily related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our Consolidated Statements of Income are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our total assets is our rental fleet equipment. The net book value of our rental equipment at December 31, 2024 was $1.8 billion, or approximately 65.9% of our total assets. Our rental fleet as of December 31, 2024 consisted of 63,630 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $2.9 billion. As of December 31, 2024, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	28,554	44.9%	$975.0	33.1%	52.9
Earthmoving	8,585	13.5%	737.0	25.0%	31.8
Material Handling Equipment	10,361	16.3%	855.7	29.1%	43.6
Other	16,130	25.3%	376.6	12.8%	26.0
Total	63,630	100.0%	2,944.3	100.0%	41.7

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

The original acquisition cost of our gross rental fleet increased by approximately $153.3 million, or 5.5%, for the year ended December 31, 2024. The average age of our rental fleet equipment increased by approximately 2.0 months for the year ended December 31, 2024. Our average rental rates for the year ended December 31, 2024 were approximately 0.8% higher than the year ended December 31, 2023 (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our core product lines for the year ended December 31, 2024 was largely consistent with that of the prior year as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in this Annual Report on Form 10-K.

•
Economic downturns. The demand for our products is dependent on the general economy, which is in turn affected by geopolitical conditions, the stability of the global credit markets, inflationary pressures, increasing interest rates, the conditions of the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and industrial markets, as well as adverse credit market conditions, can cause demand for our products to materially decrease. Our operations are also impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints. We have experienced and may continue to experience inflationary pressures, including but not limited to cost increases related to equipment, fuel, labor costs and hauling expenses that we attempt to mitigate through pricing and productivity initiatives.
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
•
Climate Change and ESG Regulations. As discussed in Item 1—Environmental and Safety Regulations and Item 1A—Risk Factors—"We could be adversely affected by environmental and safety requirements and regulations, including those regarding climate change, which could subject us to increased operational costs that could materially and adversely impact our liquidity and operating results”, our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements. While we do not currently anticipate any material adverse effect on our business, financial condition or competitive position as a result of our efforts to comply with such requirements, new or more stringent laws or regulations regarding in environmental and worker health and safety laws could affect our operations and increase our operational and compliance expenditures. It is also possible that liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations. Finally, it is also possible that the increased regulatory uncertainty could increase the cost of compliance due to tension with conflicting federal, state and local regulations, and could thus have a material adverse effect on our business, financial condition and results of operations.
•
Regulatory Uncertainty at the Federal Level. Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, environmental impact, and diversity and inclusion, among others, could materially adversely affect our business and financial condition.

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

The amount of depreciation expense we record is dependent upon the estimated useful lives and the salvage values assigned to each category of rental equipment. Generally, we assign estimated useful lives to our rental fleet ranging from a three-year life, five-year life with a 25% salvage value, seven-year life and a ten-year life. None of the useful lives assumptions have changed during the prior or current period. Depreciation expense on our rental fleet as of December 31, 2024 was approximately $375.3 million. As of December 31, 2024, the estimated depreciation assuming a change in estimated useful lives for each category of equipment by two years was as follows:

Impact of 2-year change in useful life on results of operations as of December 31, 2024	Aerial Work Platforms	Earth- moving	Material Handling Equipment	Other	Total
	($ in millions)
Depreciation expense for the year ended December 31, 2024	$98.2	$119.5	$91.4	$66.2	$375.3
Increase of 2 years in useful life	78.6	71.7	65.3	22.1	237.6
Decrease of 2 years in useful life	117.8	167.3	117.5	66.2	468.9

For purposes of the sensitivity analysis above, we elected not to decrease the useful lives of other equipment, which are primarily three-year estimated useful life assets; rather, we have held the depreciation expense constant at the actual amount of depreciation expense. We believe that decreasing the life of the other equipment by two years is an unreasonable estimate and would potentially lead to the decision to expense, rather than capitalize, that portion of the subject asset class. In general terms, a one-year increase in the estimated life across all classes of our rental equipment will give rise to an approximate decrease in our annual depreciation expense of approximately $68.8 million. Additionally, a one-year decrease in the estimated life across all classes of our rental equipment (with the exception of other equipment as discussed above) will give rise to an approximate increase in our annual depreciation expense of approximately $46.8 million.

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

Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; fair value methodologies and assumptions, and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction). Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment (i.e., a component). We have determined that each of our operating segments (Equipment Rentals, Sales of Rental Equipment, Sales of New Equipment, and Parts, Service and Other) represents a reporting unit, resulting in four total reporting units.

As of December 31, 2024, our goodwill was comprised of the following carrying values (amounts in thousands):

Reporting Unit	Carrying Value at December 31, 2024
Equipment Rentals	$126,722
Sales of Rental Equipment	8,447
Sales of New Equipment	—
Parts, Service and Other	—
Total Goodwill	$135,169

During 2024, we performed, as of October 1, our annual impairment testing date, a Step 0 qualitative assessment and determined that it was more likely than not that the fair value of each of our reporting units containing goodwill was not less than its carrying value and, therefore, did not perform the prescribed quantitative Step 1 goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

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

Our U.S. federal tax returns for 2021 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2020 and subsequent years.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for the years ended December 31, 2024 and 2023. The period-to-period comparisons of our financial results are not necessarily indicative of future results. All financial results and metrics discussed below are on a continuing operations basis.

Our prior year discussion for the years ended December 31, 2023 and 2022 can be found here, in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by reference herein.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenues.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenues:
Equipment rentals
Rentals	$1,108,273	$1,051,632	$56,641	5.4%
Rentals other	145,052	134,520	10,532	7.8%
Total equipment rentals	1,253,325	1,186,152	67,173	5.7%
Sales of rental equipment	139,201	165,074	(25,873)	(15.7)%
Sales of new equipment	55,597	39,099	16,498	42.2%
Parts, service and other	68,460	78,891	(10,431)	(13.2)%
Total revenues	$1,516,583	$1,469,216	$47,367	3.2%

Total Revenues. Our total revenues were $1.5 billion for the year ended December 31, 2024 compared to $1.5 billion for the year ended December 31, 2023, an increase of $47.4 million, or 3.2%. Revenues of our business activities are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the year ended December 31, 2024 increased $67.2 million, or 5.7%, to $1.3 billion from $1.2 billion in 2023. The increase in equipment rental revenues was primarily due to our larger fleet compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues increased $56.6 million, or 5.4%, to $1.1 billion for the year ended December 31, 2024. Rental revenues from other equipment increased $30.7 million, aerial work platform equipment increased $18.9 million and material handling equipment increased $4.9 million as compared to the prior period. Our average rental rates, based on the American Rental Association’s calculation methodology, for the year ended December 31, 2024 increased 0.8% compared to the year ended December 31, 2023. Our average rental rates do not include the impact of acquisitions completed within the last twelve months. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the year ended December 31, 2024 decreased 2.0% to 38.3% from 40.3% in 2023. The decrease in comparative rental equipment dollar utilization was the net result of a decrease in rental equipment time utilization and an increase in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 66.0% for the year ended December 31, 2024 compared to 68.8% in the year ended December 31, 2023, a decrease of 2.8%.

Rentals Other: Our rentals other revenues consist primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the year ended December 31, 2024 were $145.1 million compared to $134.5 million for the year ended December 31, 2023, an increase of $10.5 million, or 7.8%, primarily due to the increase in equipment rental revenues as described above.

Sales of Rental Equipment Revenues. Our sales of rental equipment for the year ended December 31, 2024 decreased $25.9 million, or 15.7%, to $139.2 million from $165.1 million in 2023. This decrease is reflective of our fleet management strategy. Sales of earthmoving rental equipment decreased $34.8 million. Offsetting this decrease, sales of aerial work platform rental equipment and material handling rental equipment increased $6.8 million and $1.9 million, respectively.

Sales of New Equipment Revenues. Our sales of new equipment increased $16.5 million, or 42.2%, to $55.6 million for the year ended December 31, 2024, from $39.1 million for the same period in 2023. Sales of new material handling equipment increased $17.5 million as we capitalized on improved product line availability. Sales of aerial work platform equipment increased $8.1 million and offsetting these increases, sales of new other equipment decreased $7.3 million.

Parts, Service and Other Revenues. Our parts, service and other revenues decreased $10.4 million, or 13.2%, to $68.5 million for the year ended December 31, 2024 from $78.9 million for the same period in 2023. The decreases are primarily related to a decrease in service revenue.

Gross Profit.

	For the Year Ended December 31,		Total Dollar	Total Percentage
	2024	2023	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Gross Profit:
Equipment rentals
Rentals	$558,949	$547,792	$11,157	2.0%
Rentals other	2,618	5,647	(3,029)	(53.6)%
Total equipment rentals	561,567	553,439	8,128	1.5%
Sales of rental equipment	85,527	99,891	(14,364)	(14.4)%
Sales of new equipment	10,005	5,530	4,475	80.9%
Parts, service and other	18,101	25,601	(7,500)	(29.3)%
Total gross profit	$675,200	$684,461	$(9,261)	(1.4)%

Total Gross Profit. Our total gross profit was $675.2 million for the year ended December 31, 2024 compared to $684.5 million for the year ended December 31, 2023, a decrease of $9.3 million, or 1.4%. Total gross profit margin for the year ended December 31, 2024 was approximately 44.5%, a decrease of 2.1% from the 46.6% gross profit margin for the same period in 2023. Gross profits and gross margins of our business activities are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the year ended December 31, 2024 increased $8.1 million, or 1.5%, to approximately $561.6 million from $553.4 million in 2023. Total gross profit margin from equipment rentals for the year ended December 31, 2024 was approximately 44.8% compared to 46.7% for the year ended December 31, 2023, a decrease of 1.9%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenue gross profit increased $11.2 million to $558.9 million for the year ended December 31, 2024 compared to $547.8 million for the year ended December 31, 2023. The increase in rentals gross profit was the result of a $56.6 million increase in rental revenues for the year ended December 31, 2024 compared to last year, which was partially offset by a $28.3 million increase in rental depreciation expense and a $17.2 million increase in rental expenses. The increase in both depreciation expense and rental expense is primarily due to a larger fleet size in 2024 compared to 2023. Gross profit margin on rentals for the year ended December 31, 2024 was approximately 50.4% compared to 52.1% in 2023, a decrease of 1.7%. As a percentage of rental revenues, rental expenses were 15.7% and 14.9% for the years ended December 31, 2024 and 2023, respectively, an increase of 0.8%. Depreciation expense was 33.9% of rental revenues for the year ended December 31, 2024 compared to 33.0% for the same period in 2023, an increase of 0.9%.

Rentals Other: Our rentals other revenue consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross profit for the year ended December 31, 2024 was $2.6 million compared to $5.6 million for the year ended December 31, 2023, a decrease of $3.0 million. Gross profit margin was 1.8% for the year ended December 31, 2024 compared to 4.2% for the same period last year, a decrease of 2.4%.

Sales of Rental Equipment Gross Profit. Our sales of rental equipment gross profit for the year ended December 31, 2024 decreased $14.4 million, or 14.4%, to $85.5 million compared to $99.9 million in 2023 on decreased sales of rental equipment of $25.9 million. Gross profit margin on sales of rental equipment for the year ended December 31, 2024 was approximately 61.4%, up 0.9% from 60.5% in 2023. Our sales from rental fleet comprised approximately 99.6% and 99.3% of our sales of rental equipment for the years ended December 31, 2024 and 2023, respectively, and were approximately 260.7% and 255.0% of net book value for the years ended December 31, 2024 and 2023, respectively.

Sales of New Equipment Gross Profit. Our sales of new equipment gross profit for the year ended December 31, 2024 increased approximately $4.5 million, or 80.9%, to $10.0 million from $5.5 million in 2023, on increased sales of new equipment of $16.5 million. Gross profit margin on sales of new equipment for the year ended December 31, 2024 was 18.0% compared to 14.1% for the year ended December 31, 2023, an increase of 3.9%.

Parts, Service and Other Gross Profit. For the year ended December 31, 2024, our parts, service and other revenues gross profit decreased $7.5 million, or 29.3%, to $18.1 million from $25.6 million for the same period in 2023, on $10.4 million decreased parts, service and other revenues. Gross profit margin on parts, service and other revenues for the year ended December 31, 2024 was 26.4%, a decrease of approximately 6.1% from 32.5% in the same period in 2023.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $50.1 million, or 12.4%, to $455.6 million for the year ended December 31, 2024 compared to $405.4 million for the year ended December 31, 2023. The net increase in SG&A expenses was attributable to several factors. Employee salaries, wages, incentive compensation, payroll taxes and related employee benefits increased $17.1 million, primarily as a result of increased wages, commissions and health insurance. Depreciation and amortization, facility expenses, professional fees and liability insurance costs increased $10.0 million, $9.8 million, $7.0 million and $4.5 million, respectively. Approximately $44.5 million of incremental SG&A expenses in 2024 were attributable to branches opened or acquired since January 1, 2023 with less than a full year of comparable operations in either or both of the years ended December 31, 2024 and 2023. As a percentage of total revenues, SG&A expenses were 30.0% and 27.6% for the years ended December 31, 2024 and 2023, respectively.

Gain on Sales of Property and Equipment, Net. During the year ended December 31, 2024, gain on sales of property and equipment, net amounted to $9.7 million for the period, compared to $3.4 million for the year ended December 31, 2023, an increase of approximately $6.3 million. This increase is due to fluctuations in the normal course of business.

Impairment of Goodwill. There was no impairment of goodwill in the year ended December 31, 2024. The prior year $5.7 million impairment related to the Parts Sales reporting unit for the year ended December 31, 2023. See Note 2 to the Consolidated Financial Statements for additional information.

Other Income (Expense). For the year ended December 31, 2024, our net other expenses increased approximately $13.3 million to $66.8 million compared to $53.5 million for the same period in 2023. Interest expense increased approximately $12.1 million to $73.0 million for the year ended December 31, 2024 compared to $60.9 million for the year ended December 31, 2023. The increase in interest expense is largely due to higher borrowings on our Credit Facility.

Income Taxes. We recorded an income tax expense of $39.6 million for the year ended December 31, 2024 compared to an income tax expense of approximately $53.9 million for the year ended December 31, 2023. Our effective income tax rate for the year ended December 31, 2024 was 24.3% compared to 24.2% for the same period last year, an increase of 0.1%.

Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at December 31, 2024 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. For the year ended December 31, 2024, we have a $0.6 million valuation allowance for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the year ended December 31, 2024, the cash provided by our operating activities was $495.6 million. Our reported net income of $123.0 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, amortization of finance lease right-of-use assets, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense, impairment of goodwill and net gains on the sale of long-lived assets, provided positive cash flows of $532.5 million. These cash flows from operating activities were positively impacted by a $11.9 million decrease in inventories and a $0.2 million increase in accrued expenses and other liabilities. Partially offsetting these positive cash flows were a $42.3 million decrease in accounts payable, a $2.7 million decrease in manufacturing flooring plans payable, a $2.5 million increase in prepaid expenses and other assets and a $1.5 million increase in receivables.

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

Cash Flow from Investing Activities. For the year ended December 31, 2024, net cash used in our investing activities was approximately $459.0 million. The aggregate cumulative cash consideration paid for the acquisitions of Lewistown and Precision was approximately $157.8 million; see additional information on the acquisition in Note 3 to our Consolidated Financial Statements. The purchases of rental and non-rental equipment totaled approximately $451.3 million and proceeds from the sale of rental and non-rental equipment were approximately $150.0 million.

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

Cash Flow from Financing Activities. For the year ended December 31, 2024, our cash provided by our financing activities was exceeded by our cash used in financing activities, resulting in net cash used in our financing activities of $28.6 million. Borrowings on our Credit Facility amounted to $1.8 billion while payments on the facility also amounted to $1.8 billion for the year ended December 31, 2024. Dividends paid were $40.2 million, or $1.10 per common share, treasury stock purchases were approximately $5.8 million and payments on finance lease obligations were $0.3 million for the year ended December 31, 2024.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million senior secured credit facility (our “Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, and the lenders named therein. At December 31, 2024, we had $199.3 million borrowed under the Credit Facility and we could borrow up to $535.9 million, which with cash on hand amounted to a liquidity position of $552.3 million. As of February 13, 2025, we had borrowings of $149.4 million outstanding under our Credit Facility leaving us with borrowing availability of $585.7 million, as a result of $14.8 million of letters of credit outstanding under the facility.

For additional information regarding our senior secured credit facility, see Note 10 to our Consolidated Financial Statements.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the revenue from our rental operations and sales of rental fleet and new equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. As of December 31, 2024, the Company held balances of cash totaling $16.4 million compared to December 31, 2023, when the Company held balances of cash totaling $8.5 million. Our principal uses of cash historically have been to fund operating activities and working capital (including equipment inventory), purchases of rental fleet and property and equipment, opening new branch locations, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new branch locations.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. The consolidated statements of cash flows include the payments for purchases of rental fleet, but does not reflect gross rental fleet capital expenditures which include items such as non-cash components. Our gross rental fleet capital expenditures for the years ended December 31, 2024 and 2023 were approximately $385.5 million and $736.6 million, respectively. This decrease in rental fleet capital expenditures reflects the normalization of fleet purchasing in the current year as compared to the prior year. Our gross property and equipment capital expenditures for the years ended December 31, 2024 and 2023 were $106.6 million and $83.9 million, respectively. The increase in gross property and equipment capital expenditures in the current year as compared to the prior year is attributable to branch expansion.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future, both in the short-term (over the next 12 months) and beyond. At December 31, 2024, we have cash on hand of approximately $16.4 million. At December 31, 2024, we had available borrowings of $535.9 million, net of $14.8 million of outstanding letters of credit and at December 31, 2023, we had available borrowings of $556.0 million, net of $12.3 million of outstanding letters of credit. At February 13, 2025, we had $585.7 million of available borrowings under the Credit Facility, net of a $14.8 million of outstanding letters of credit.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments. We have no off-balance sheet arrangements. In tabular format below, we have disclosed our analysis of material cash requirements from known contractual and other obligations as of December 31, 2024.

	Payments Due by Year
	Total	2025	2026-2027	2028-2029	Thereafter
	(Amounts in thousands)
Senior unsecured notes (1)	$1,250,000	$—	$—	$1,250,000	$—
Interest payments on senior unsecured notes (2)	193,751	48,438	96,875	48,438	—
Senior secured credit facility (3)	199,304	—	—	199,304	—
Interest payments on senior secured credit facility (4)	47,238	15,313	30,625	1,300	—
Operating lease liabilities (5)	305,335	35,804	83,624	79,792	106,115
Other lease commitments (6)	52,858	2,702	9,562	10,106	30,488
Finance lease liabilities (7)	5,032	622	1,292	1,298	1,820
Total contractual cash obligations	$2,053,518	$102,879	$221,978	$1,590,238	$138,423

(1)
See Note 9 to our Consolidated Financial Statements for additional information regarding our Senior Notes.
(2)
Future interest payments are calculated based on the assumption that all of the senior unsecured notes remain outstanding until maturity.
(3)
See Note 10 to our Consolidated Financial Statements for additional information regarding our Credit Facility.
(4)
This represents future interest payments calculated based on the assumption that all borrowings remain outstanding until maturity, assumes the interest rate in effect at December 31, 2024 and includes unused commitment fees.
(5)
This includes total minimum operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year, including interest.
(6)
Represents total minimum operating lease rental payments for leases executed but not commenced as of December 31, 2024.
(7)
This includes total minimum finance lease rental payments having initial or remaining non-cancelable lease terms longer than one year, including interest.

As of December 31, 2024, we had standby letters of credit issued under our Credit Facility totaling $14.8 million that expire in May 2025.

Quarterly Dividend

On each of February 9, 2024, May 16, 2024, August 12, 2024 and November 15, 2024, the Company declared a quarterly dividend of $0.275 per share to stockholders of record, which were paid on March 15, 2024, June 14, 2024, September 13, 2024 and December 13, 2024, respectively, totaling approximately $40.2 million. On February 7, 2025, the Company declared a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on February 18, 2025, which is to be paid on February 24, 2025.

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

At December 31, 2024, we had $199.3 million in borrowings outstanding under the Credit Facility. At February 13, 2025, we had $149.4 million in borrowings outstanding under the Credit Facility with $585.7 million of available borrowings, net of a $14.8 million of outstanding letters of credit. We did not have significant exposure to changing interest rates as of December 31, 2024 on the fixed-rate senior unsecured notes. Historically, we have not engaged in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.

Item 8. Financial Statements and Supplementary Data

Index to consolidated financial statements of H&E Equipment Services, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H&E Equipment Services, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition for equipment rental, sales of rental equipment, and sales of new equipment

As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from renting equipment, as well as the sale of goods or services, to customers. Revenue from equipment rental transactions is generally accounted for under Topic 842 in the period earned based on contractual terms of the rental contract with the customer. A rental contract includes rates for daily, weekly or monthly use, and equipment rental revenues are earned on a daily basis as rental contracts remain outstanding. Revenue from the sale of rental and new equipment is accounted for under Topic 606 and is recognized when control of the promised good is transferred to the customer based on contractual terms with the customer. The Company’s consolidated net revenue from equipment rentals, sale of rental equipment and sale of new equipment was $1.4 billion for the fiscal year ended December 31, 2024.

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
•
Testing a selection of equipment rental transactions by agreeing the amounts recognized to source documents, such as rental contracts, invoices, and subsequent cash receipts.
•
Testing a selection of sales of rental equipment and sales of new equipment transactions by agreeing the amounts recognized to source documents, such as sales contracts, auction documents, invoices, delivery documents, and subsequent cash receipts.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2004.

Dallas, Texas

February 21, 2025

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2024	2023
	(Amounts in thousands, except share and per share amounts)
Assets
Cash	$16,413	$8,500
Receivables, net of allowance for doubtful accounts of $9,435 and $7,126, respectively	248,643	247,430
Inventories, net of reserves for obsolescence of $180 and $207, respectively	12,976	109,931
Prepaid expenses and other assets	11,214	8,740
Rental equipment, net of accumulated depreciation of $1,112,196 and $990,971, respectively	1,841,855	1,756,578
Property and equipment, net of accumulated depreciation and amortization of $211,682 and $193,723, respectively	242,626	183,773
Operating lease right-of-use assets, net of accumulated amortization of $94,892 and $71,021, respectively	215,990	176,703
Finance lease right-of-use assets, net of accumulated amortization of $790 and $345, respectively	3,753	2,891
Deferred financing costs, net of accumulated amortization of $18,735 and $17,606, respectively	3,480	4,609
Intangible assets, net of accumulated amortization of $36,089 and $25,824, respectively	63,411	32,576
Goodwill	135,169	108,155
Total assets	$2,795,530	$2,639,886
Liabilities and Stockholders’ Equity
Liabilities:
Senior secured credit facility	$199,304	$181,642
Accounts payable	45,149	85,486
Manufacturer flooring plans payable	—	2,708
Accrued expenses payable and other liabilities	94,856	87,929
Dividends payable	400	360
Senior unsecured notes, net of unaccreted discount of $4,635 and $5,807 and deferred financing costs of $1,070 and $1,341, respectively	1,244,295	1,242,852
Operating lease liabilities	239,641	183,775
Finance lease liabilities	4,007	3,019
Deferred income taxes	345,398	317,826
Total liabilities	2,173,050	2,105,597
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 41,086,358 and 40,823,375 shares issued at December 31, 2024 and December 31, 2023, respectively, and 36,604,864 and 36,449,188 shares outstanding at December 31, 2024 and December 31, 2023, respectively	411	408
Additional paid-in capital	273,163	261,927
Treasury stock at cost, 4,481,494 and 4,374,187 shares of common stock held at December 31, 2024 and December 31, 2023, respectively	(81,798)	(76,017)
Retained earnings	430,704	347,971
Total stockholders’ equity	622,480	534,289
Total liabilities and stockholders’ equity	$2,795,530	$2,639,886

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(Amounts in thousands, except per share amounts)

	2024	2023	2022
	(Amounts in thousands, except per share amounts)
Revenues:
Equipment rentals	$1,253,325	$1,186,152	$956,042
Sales of rental equipment	139,201	165,074	90,885
Sales of new equipment	55,597	39,099	92,526
Parts, service and other	68,460	78,891	105,065
Total revenues	1,516,583	1,469,216	1,244,518
Cost of revenues:
Rental depreciation	375,330	347,022	267,395
Rental expense	173,994	156,818	128,850
Rental other	142,434	128,873	99,554
	691,758	632,713	495,799
Sales of rental equipment	53,674	65,183	46,569
Sales of new equipment	45,592	33,569	79,430
Parts, service and other	50,359	53,290	67,557
Total cost of revenues	841,383	784,755	689,355
Gross profit	675,200	684,461	555,163
Selling, general and administrative expenses	455,554	405,432	343,845
Impairment of goodwill	—	5,714	—
Gain from sales of property and equipment, net	9,665	3,389	16,836
Income from operations	229,311	276,704	228,154
Other income (expense):
Interest expense	(72,954)	(60,891)	(54,033)
Other, net	6,189	7,384	6,609
Total other expense, net	(66,765)	(53,507)	(47,424)
Income from operations before provision for income taxes	162,546	223,197	180,730
Provision for income taxes	39,564	53,904	47,036
Net income from continuing operations	$122,982	$169,293	$133,694

Discontinued Operations:
Loss from discontinued operations before benefit for income taxes	$—	$—	$(2,049)
Benefit for income taxes	—	$—	(525)
Net loss from discontinued operations	$—	$—	$(1,524)

Net income	$122,982	$169,293	$132,170

Net income from continuing operations per common share:
Basic	$3.39	$4.69	$3.72
Diluted	$3.37	$4.66	$3.70
Net loss from discontinued operations per common share:
Basic	$—	$—	$(0.04)
Diluted	$—	$—	$(0.04)
Net income per common share:
Basic	$3.39	$4.69	$3.68
Diluted	$3.37	$4.66	$3.66
Weighted average common shares outstanding:
Basic	36,269	36,100	35,943
Diluted	36,505	36,329	36,089

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Amounts in thousands, except share and per share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2021	40,353,299	$403	$244,638	$(68,294)	$126,635	$303,382
Stock-based compensation	—	—	7,263	—	—	7,263
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(40,105)	(40,105)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	214,577	2	—	—	—	2
Repurchases of 46,923 shares of restricted common stock	—	—	—	(1,670)	—	(1,670)
Net income	—	—	—	—	132,170	132,170
Balances at December 31, 2022	40,567,876	405	251,901	(69,964)	218,700	401,042
Stock-based compensation	—	—	10,026	—	—	10,026
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(40,022)	(40,022)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	255,499	3	—	—	—	3
Repurchases of 115,632 shares of restricted common stock	—	—	—	(6,053)	—	(6,053)
Net income	—	—	—	—	169,293	169,293
Balances at December 31, 2023	40,823,375	408	261,927	(76,017)	347,971	534,289
Stock-based compensation	—	—	11,236	—	—	11,236
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(40,249)	(40,249)
Issuances of non-vested restricted common stock, net of restricted stock forfeitures	262,983	3	—	—	—	3
Repurchases of 107,307 shares of restricted common stock	—	—	—	(5,781)	—	(5,781)
Net income	—	—	—	—	122,982	122,982
Balances at December 31, 2024	41,086,358	$411	$273,163	$(81,798)	$430,704	$622,480

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2024	2023	2022
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$122,982	$169,293	$132,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	47,982	34,697	28,810
Depreciation of rental equipment	375,330	347,022	267,395
Amortization of intangible assets	10,265	6,455	4,660
Amortization of deferred financing costs	1,400	1,359	970
Accretion of note discount, net of premium amortization	1,172	1,172	1,172
Non-cash operating lease expense	23,871	19,602	14,535
Amortization of finance lease right-of-use assets	445	240	105
Provision for losses on accounts receivable	5,322	4,858	3,264
Provision for inventory obsolescence	51	178	32
Change in deferred income taxes	27,572	46,664	42,278
Stock-based compensation expense	11,236	10,026	7,263
Impairment of goodwill	—	5,714	—
Loss on sale of discontinued operations	—	—	1,917
Gain from sales of property and equipment, net	(9,665)	(3,389)	(16,836)
Gain from sales of rental equipment, net	(85,492)	(99,629)	(43,397)
Changes in operating assets and liabilities:
Receivables	(1,459)	(26,911)	(59,768)
Inventories	11,910	(76,922)	(75,375)
Prepaid expenses and other assets	(2,460)	12,724	(1)
Accounts payable	(42,331)	(43,988)	29,999
Manufacturer flooring plans payable	(2,708)	2,286	(20,502)
Accrued expenses payable and other liabilities	178	(5,968)	(5,453)
Net cash provided by operating activities	495,601	405,483	313,238
Cash flows from investing activities:
Acquisition of businesses	(157,779)	(31,265)	(135,710)
Closing adjustment on sale of discontinued operations	—	—	(2,256)
Purchases of property and equipment	(106,616)	(83,872)	(51,452)
Purchases of rental equipment	(344,642)	(661,960)	(464,434)
Proceeds from sales of property and equipment	11,303	4,449	23,626
Proceeds from sales of rental equipment	138,692	163,886	83,689
Net cash used in investing activities	(459,042)	(608,762)	(546,537)
Cash flows from financing activities:
Purchases of treasury stock	(5,781)	(6,053)	(1,670)
Borrowings on senior secured credit facility	1,784,992	1,790,187	1,278,182
Payments on senior secured credit facility	(1,767,330)	(1,608,545)	(1,278,182)
Payments of deferred financing costs	—	(4,939)	—
Dividends paid	(40,209)	(40,039)	(39,856)
Payments of finance lease obligations	(318)	(162)	(1,141)
Net cash provided by (used in) financing activities	(28,646)	130,449	(42,667)
Net increase (decrease) in cash	7,913	(72,830)	(275,966)
Cash, beginning of year	8,500	81,330	357,296
Cash, end of year	$16,413	$8,500	$81,330

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	2024	2023	2022
	(Amounts in thousands)
Supplemental schedule of non-cash investing and financing activities:
Accrued acquisition purchase price consideration	$—	$—	$803
Non-cash asset purchases:
Rental fleet in accounts payable and accrued expenses payable and other liabilities	$1,910	$—	$—
Assets transferred from inventory to rental fleet	$84,994	$74,655	$43,321
Purchases of property and equipment included in accrued expenses payable and other liabilities	$1,433	$(591)	$(1,213)
Operating lease assets obtained in exchange for new operating lease liabilities	$63,157	$31,739	$27,880
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$70,617	$56,582	$51,828
Income taxes paid, net of refunds received	$11,352	$5,812	$5,894

The accompanying notes are an integral part of these consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Organization and Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. (or “the Company”, “we”, “us”, or “our”) is one of the largest rental equipment companies in the nation, serving customers across 31 states. The Company’s fleet is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

Recent Developments

On February 19, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Herc Holdings Inc., a Delaware corporation (“Herc”) and HR Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Herc (“Merger Sub”), pursuant to which Merger Sub agreed to commence an exchange offer (the “Offer”), to purchase all of the issued and outstanding shares of our common stock, following which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Herc (the “Merger”) (and collectively, the “Transactions”).

The price per share of common stock in the Offer is a combination of cash and Herc common stock, consisting of (i) $78.75 in cash, without interest, less any applicable withholding of taxes (the “Cash Offer Price”), and (ii) a fixed exchange ratio of 0.1287 shares of Herc common stock, without interest, per share (the “Stock Offer Price”). The combination of the Cash Offer Price and the Stock Offer Price is equal to a total value of approximately $104.89 per share (the “Offer Price”) based on Herc’s 10-day volume-weighted average price as of market close February 14, 2025.

The transaction is expected to close in the first half of 2025. The transaction is subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding common shares, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval for listing on the New York Stock Exchange (“NYSE”) of Herc’s common stock to be issued in the Offer and Merger. See Note 17, Subsequent Events, for additional information.

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

On October 1, 2021, the Company sold its crane business (the “Crane Sale”) and during June 2022, closing adjustments were finalized. The results of operations of the Crane Sale are reported in discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2022. All results and information in the consolidated financial statements are presented as continuing operations and exclude the Crane Sale unless otherwise noted specifically as discontinued operations. The Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3 “Acquisitions and Dispositions”. For additional information, refer to Note 3.

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

The tables below summarize our revenues as presented in our Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 by revenue type and by the applicable accounting standard (amounts in thousands).

	Year Ended December 31, 2024
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$1,073,817	$606	$1,074,423
Re-rent revenue	33,850	—	33,850
Ancillary and other rental revenues:
Delivery and pick-up	—	79,391	79,391
Other	65,661	—	65,661
Total ancillary rental revenues	65,661	79,391	145,052
Total equipment rental revenues	1,173,328	79,997	1,253,325
Sales of rental equipment	—	139,201	139,201
Sales of new equipment	—	55,597	55,597
Parts, service and other	—	68,460	68,460
Total revenues	$1,173,328	$343,255	$1,516,583

	Year Ended December 31, 2023
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$1,017,012	$498	$1,017,510
Re-rent revenue	34,122	—	34,122
Ancillary and other rental revenues:
Delivery and pick-up	—	71,419	71,419
Other	63,101	—	63,101
Total ancillary rental revenues	63,101	71,419	134,520
Total equipment rental revenues	1,114,235	71,917	1,186,152
Sales of rental equipment	—	165,074	165,074
Sales of new equipment	—	39,099	39,099
Parts, service and other	—	78,891	78,891
Total revenues	$1,114,235	$354,981	$1,469,216

	Year Ended December 31, 2022
	Topic 842	Topic 606	Total
Revenues:
Rental Revenues:
Owned equipment rentals	$814,423	$406	$814,829
Re-rent revenue	32,726	—	32,726
Ancillary and other rental revenues:
Delivery and pick-up	—	56,303	56,303
Other	52,184	—	52,184
Total ancillary rental revenues	52,184	56,303	108,487
Total equipment rental revenues	899,333	56,709	956,042
Sales of rental equipment	—	90,885	90,885
Sales of new equipment	—	92,526	92,526
Parts, service and other	—	105,065	105,065
Total revenues	$899,333	$345,185	$1,244,518

Revenues by reporting segment are presented in Note 16. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segment in Note 16, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

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

Sales of rental equipment: Revenues from the sales of rental equipment are recognized at the time of delivery to, or pick-up by, the customer, or when the bill-and-hold criteria are satisfied, which is when the customer obtains control of the promised good.

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

We believe concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers. No single customer accounted for more than 10% of our total revenues for any of the three years ended December 31, 2024. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

We maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. Our largest exposure to doubtful accounts is our rental operations, which as discussed above is accounted for under Topic 842. For the year ended December 31, 2024, revenue under ASC 842 represents 77% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the years ended December 31, 2024, 2023 and 2022 was approximately 0.4%, 0.3% and 0.3%, respectively.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the years ended December 31, 2024, 2023 or 2022 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations

Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2024, 2023 and 2022 was not material.

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

Rental Equipment

The rental equipment we purchase is recorded in rental equipment on the Consolidated Balance Sheets and is stated at cost. Due to the Company’s shift to operate as a pure-play rental company, as of the quarter ended June 30, 2024 purchases of equipment are now disaggregated between inventory and rental equipment according to classification at the time of purchase as opposed to considering all generally available for sale. Purchases of equipment designated for fleet are now recorded as rental equipment while equipment designated for sale is recorded as inventory. Rental equipment is depreciated over the estimated useful life of the equipment upon placed in service using the straight-line method and is included in rental depreciation within our Consolidated Statements of Income. Estimated useful lives vary based upon type of equipment. Generally, we depreciate aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and material handling equipment over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated generally over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment. Depreciation expense on rental equipment is reflected in rental depreciation in cost of revenues on the Consolidated Statements of Income.

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

When events or changes in circumstances indicate that the carrying amount of our rental fleet and property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. In support of our review for indicators of impairment, we perform a review of our long-lived assets at the branch level relative to branch performance and conclude whether indicators of impairment exist. We did not record any impairment losses related to our rental equipment or property and equipment during the years ended December 31, 2024, 2023 or 2022.

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

We evaluate goodwill for impairment at least annually, as of October 1, or more frequently if triggering events occur or other impairment indicators arise that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment of goodwill is evaluated at the reporting unit level. We have identified that our four operating segments (Equipment Rentals, Sales of Rental Equipment, Sales of New Equipment and Parts, Service and Other Revenues) each represent a reporting unit.

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

We performed a qualitative assessment of goodwill impairment as of our annual testing date, October 1, for years ended December 31, 2024, 2023, and 2022. We determined that it was more likely than not that the fair value of each of our reporting units containing goodwill was not less than its carrying value and, therefore, did not perform the prescribed quantitative goodwill impairment test. We considered various factors in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting units, the Company’s stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

During the third quarter of 2023, based on our evaluation of our Parts Sales reporting unit and operating segment, we identified a triggering event requiring an interim impairment test. This triggering event related to a sustained parts segment decline in volume and actual revenue and earnings compared with our planned revenue and earnings utilized in our most recent quantitative goodwill impairment analysis following our dispositions and strategic shift to be rental focused. Additional information on our dispositions is included in Footnote 3. No triggering event was identified related to our Equipment Rental and Sales of Rental Equipment reporting units. We estimated the fair value of our Parts Sales reporting unit by weighting results from the income approach and the market approach and concluded that our Parts Sales reporting unit had a fair value less than its carrying value, resulting in a $5.7 million impairment charge. The impairment was largely due to a current year decrease in parts revenues as a result of our strategic shift and recent dispositions. This revenue decline, combined with our forecasted parts revenues growth rate and operating results assumptions for the forecast period under the income approach, resulted in a fair value determination, that when combined with the weighted fair value of the reporting unit determined under the market approach, was less than the reporting unit’s carrying value.

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

The carrying amount of goodwill for our reporting units for the years ended December 31, 2024 and 2023 is as follows (amounts in thousands):

	Equipment Rentals	Sales of Rental Eq.	Parts Sales	Total
Balance at December 31, 2022 (1)	$88,529	$8,447	$5,714	$102,690
Increase (2)	29	—	—	29
Decrease (3)	—	—	(5,714)	(5,714)
Decrease (4)	(132)	—	—	(132)
Increase (5)	11,282	—	—	11,282
Balance at December 31, 2023 (1)	99,708	8,447	—	108,155
Increase (6)	17,536	—	—	17,536
Decrease (7)	(100)	—	—	(100)
Increase (8)	8,401	—	—	8,401
Increase (9)	651	—	—	651
Increase (10)	526	—	—	526
Balance at December 31, 2024 (1)	$126,722	$8,447	$—	$135,169

(1)
The total carrying amount of goodwill as of December 31, 2022 in the table above is reflected net of $92.7 million of accumulated impairment charges. The total carrying amount of goodwill as of December 31, 2024 and 2023 in the table above is reflected net of $98.4 million of accumulated impairment charges.
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
(7)
Decrease is related to the final purchase accounting adjustment of the Giffin Acquisition during the first quarter of 2024.
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

The gross carrying values, accumulated amortization and net carrying amounts of our major classes of intangible assets as of December 31, 2024 and 2023 are as follows (dollar amounts in thousands):

	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$91,500	$32,942	$58,558	$53,900	$23,917	$29,983
Noncompetition agreements	7,800	3,007	4,793	4,300	1,787	2,513
Leasehold interests	200	140	60	200	120	80
Total	$99,500	$36,089	$63,411	$58,400	$25,824	$32,576

The weighted-average remaining amortization period as of December 31, 2024 was 7 years for customer relationships, 4 years for noncompetition agreements and 3 years for leasehold interests. The weighted-average remaining amortization period as of December 31, 2023 was 8 years for customer relationships, 5 years for noncompetition agreements and 4 years for leasehold interests.

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

Total amortization expense for the years ended December 31, 2024, 2023 and 2022 totaled $10.3 million, $6.5 million and $4.7 million, respectively, and is included within SG&A expenses on the Consolidated Statements of Income. The following table presents the expected amortization expense for each of the next five years ending December 31 and thereafter for those intangible assets with remaining carrying value as of December 31, 2024 (dollar amounts in thousands):

Amortization Expense
2025	$10,390
2026	10,390
2027	10,390
2028	7,433
2029	5,271
Thereafter	19,537
$63,411

Manufacturer Flooring Plans Payable

Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest cost incurred on the manufacturer flooring plans ranged from 0% to the prime rate (7.50% at December 31, 2024) plus an applicable margin. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. We recognize interest expense based on the effective interest method. We make payments in accordance with the original terms of the financing agreements. However, we may sell equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

As of December 31, 2024, there was no remaining balance on manufacturer flooring plans payable.

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

Reserves for Claims

We are exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (1) workers compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2024, our claims reserves related to workers compensation, general liability and automobile liability, which are included in “Accrued expenses payable and other liabilities” in our consolidated balance sheets, totaled $10.2 million and our health insurance reserves totaled $2.6 million. At December 31, 2023, our claims reserves related to workers compensation, general liability and automobile liability totaled $9.9 million and our health insurance reserves totaled $2.3 million.

Advertising

Advertising costs are expensed as incurred and totaled $0.8 million, $1.1 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, Senior Secured Credit Facility (the “Credit Facility”), accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature, maturity or market interest rate of these financial instruments. The Company’s outstanding obligations on its Credit Facility are deemed to be at fair value as the interest rates are variable and consistent with prevailing rates, which are considered Level 2 inputs. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of December 31, 2024 and 2023 are presented in the table below (amounts in thousands).

	December 31, 2024
	Carrying Amount	Fair Value
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	$1,244,295	$1,145,738

	December 31, 2023
	Carrying Amount	Fair Value
Manufacturer flooring plans payable with interest computed at 8.75% (Level 3)	$2,708	$2,490
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	1,242,852	1,137,170

At December 31, 2024 and 2023, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”), respectively, were based on quoted bond trading market prices for those notes. For our Level 3 unobservable inputs, we calculate a discount rate for our manufacturer flooring plans payable based on the U.S. prime rate plus the applicable margin on our Credit Facility. The discount rate is disclosed in the above table. The assets collateralized against the manufacturer flooring plans payable approximate its carrying value.

During the years ended December 31, 2024 and 2023, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

Fair Value Measurements on a Nonrecurring Basis

Our non-financial assets, such as goodwill, intangible assets, rental equipment and property and equipment, are adjusted to fair value only when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. The result of our third quarter 2023 goodwill impairment quantitative test indicated that the fair value of the Parts Sales reporting unit was less than the carrying value of the reporting unit, resulting in a goodwill impairment of $5.7 million.

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

We purchase a significant amount of equipment from leading, nationally-known original equipment manufacturers. During the year ended December 31, 2024, we purchased approximately 48.5% of our equipment from five manufacturers (Haulotte, Skyjack, JCB, Polaris, and JLG). We believe that while there are alternative sources of supply for the equipment we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental equipment.

Income (loss) per Share

Income (loss) per common share for the years ended December 31, 2024, 2023 and 2022 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of diluted income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding during the years ended December 31, 2024, 2023 and 2022 were less than 1% of total outstanding shares for each of the years ended December 31, 2024, 2023 and 2022 and consequently, were immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations as presented for the years ended December 31, 2024, 2023 and 2022.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, (amounts in thousands, except per share amounts):

	2024	2023	2022
Net income from continuing operations	$122,982	$169,293	$133,694
Net loss from discontinued operations	—	—	(1,524)
Net income	$122,982	$169,293	$132,170

Weighted average number of common shares outstanding:
Basic	36,269	36,100	35,943
Effect of dilutive non-vested restricted stock	236	229	146
Diluted	36,505	36,329	36,089

Income (loss) per share: (1)
Basic:
Continuing operations	$3.39	$4.69	$3.72
Discontinued operations	—	—	(0.04)
Net income per share	$3.39	$4.69	$3.68
Diluted:
Continuing operations	$3.37	$4.66	$3.70
Discontinued operations	—	—	(0.04)
Net income per share	$3.37	$4.66	$3.66

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	53	51	81

Dividends declared per common share outstanding	$1.10	$1.10	$1.10

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which should improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU requires that public entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and the following information about income taxes paid: the amount of income taxes paid disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions. Lastly, the amendments in this ASU require that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 becomes effective January 1, 2025 and is not expected to have an impact on our financial statements, but will result in expanded tax disclosures.

Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 becomes effective January 1, 2027 and is not expected to have an impact on our financial statements, but will result in expanded expense disclosures.

Recently Adopted Accounting Pronouncements

Segment Reporting

On January 1, 2024 we adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improved the disclosures about a public entity’s reportable segments and addresses requests for additional, more detailed information about a reportable segment’s expenses. The amendments in this ASU required disclosure of incremental segment information on an annual and interim basis for all public entities. The impact of this ASU did not have an impact on our financial statements, but resulted in expanded reportable segment disclosures.

(3)
Acquisitions and Dispositions

2024 Acquisitions

Lewistown Rentals

Effective May 1, 2024, we completed the acquisition of Lewistown Rentals (“Lewistown”), a Lewistown, Montana-based equipment rental business and three of its affiliated rental operations in Havre, Glasgow and Great Falls, Montana. The acquisition expands our presence in the Montana market.

The aggregate cash consideration paid was approximately $33.8 million. The acquisition and related fees and expenses were funded from available cash and borrowings. Customary closing adjustments were finalized during the third quarter of 2024. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date.

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

Acquisition costs for the year ended December 31, 2024 were $0.5 million included within SG&A expenses on the Consolidated Statement of Income. Since our acquisition of Lewistown on May 1, 2024, significant amounts of rental equipment have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Lewistown revenues and earnings since the acquisition date.

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

$’s in thousands
Accounts receivable	$4,120
Prepaid expenses and other assets	26
Rental equipment	63,215
Property and equipment	2,122
Operating lease right-of-use assets	68
Customer relationships intangible asset (1)	33,700
Total identifiable assets acquired	103,251
Accounts payable	(57)
Accrued expenses payable and other liabilities	(832)
Operating lease liabilities	(68)
Total liabilities assumed	(957)
Net identifiable assets acquired	102,294
Goodwill (2)	18,187
Net assets acquired	120,481
Noncompetition agreement intangible asset (1)(3)	3,500
Total cumulative consideration	$123,981
(1)
The following table reflects the fair values and useful lives of the acquired intangible assets:

	Fair Value (amounts in thousands)	Weighted-Average Life (years)
Customer relationships	$33,700	10
Noncompetition agreements	3,500	5
	$37,200	10

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

Acquisition costs for the year ended December 31, 2024 were $0.4 million included within SG&A expenses on the Consolidated Statement of Income. Since our acquisition of Precision on January 1, 2024, significant amounts of rental equipment have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Precision revenues and earnings since the acquisition date.

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

The aggregate cash consideration paid was approximately $31.3 million. The acquisition and related fees and expenses were funded from available cash and borrowings. Customary closing adjustments were finalized during the third quarter of 2024. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date.

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
(1)
The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Weighted-Average Life (years)
Customer relationships	$3,900	10
Noncompetition agreements	2,600	5
	$6,500	8

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

Acquisition costs were $0.1 million and $0.3 million, respectively, and included within SG&A expenses on the Consolidated Statements of Income during the year ended December 31, 2024 and 2023. Since our acquisition of Giffin on November 1, 2023, significant amounts of equipment rental fleet have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Giffin revenues and earnings since the acquisition date.

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

(1)
The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:

	Fair Value (amounts in thousands)	Weighted-Average Life (years)
Customer relationships	$10,600	10
Noncompetition agreements	1,700	1
	$12,300	9

(2)
The acquired goodwill has been allocated to the equipment rentals reporting unit.

The level of goodwill that resulted from the OSR acquisition is primarily reflective of OSR’s going-concern value, the value of assembled workforce, new customer relationships expected to arise from the acquisition and expected synergies from combining operations. Goodwill was not deductible for income tax purposes.

Acquisition costs were $0.8 million and included within SG&A expenses on the Consolidated Statement of Income during the year ended December 31, 2022. Since our acquisition of OSR on October 1, 2022, significant amounts of rental equipment have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of OSR revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of October 1, 2022 and the results of operations are included in the Company's consolidated results as of that date.

Pro forma financial information (unaudited)

We completed the Giffin acquisition effective November 1, 2023. Therefore, our reported Consolidated Statement of Income for the year ended December 31, 2023 does not include Giffin for the period from January 1, 2023 through October 31, 2023. Additionally, we completed the Precision and Lewistown acquisitions effective January 1, 2024 and May 1, 2024, respectively. Therefore, our reported Consolidated Statement of Income for the year ended December 31, 2024 does not include Lewistown for the period from January 1, 2024 through April 30, 2024.

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

	Year Ended December 31,
	2024	2023
Total revenues	$1,519,490	$1,520,017
Net income	$123,147	$166,710

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

This disposition represents the Company’s strategic shift to a pure-play rental business. In accordance with ASC 205-20, the Company determined that discontinued operations presentation was met during the third quarter of fiscal year 2021. There is no continuing involvement with the crane business. The crane business’s results are reported separately as discontinued operations in our Consolidated Statements of Income for the year ended December 31, 2022. As permitted, the Company elected not to adjust the Consolidated Statements of Cash Flows to exclude cash flows attributable to discontinued operations. Accordingly, we disclosed the items related to the Crane Sale below.

The following tables (amounts in thousands) present the Crane Sale results as reported in income from discontinued operations within our Consolidated Statements of Income.

Year Ended December 31,
2022
Total revenues	$—
Total cost of revenues	—
Gross profit	—
Selling, general and administrative expenses	132
Loss on sales of property and equipment, net	—
Loss on sale of discontinued operations	(1,917)
Loss from discontinued operations	(2,049)
Other, net	—
Loss before benefit for income taxes	(2,049)
Benefit for income taxes	(525)
Net loss from discontinued operations	$(1,524)

Cash flows from discontinued operations was as follows (amounts in thousands):

Year Ended December 31,
2022
Operating activities of discontinued operations:
Loss on sale of discontinued operations	$1,917

(4)
Receivables

Receivables consisted of the following at December 31, (amounts in thousands):

	2024	2023
Trade receivables	$240,605	$239,277
Unbilled rental revenue	16,428	14,022
Income tax receivables	1,008	1,048
Other	37	209
	258,078	254,556
Less allowance for doubtful accounts	(9,435)	(7,126)
Total receivables, net	$248,643	$247,430

(5)
Inventories

Inventories consisted of the following at December 31, (amounts in thousands):

	2024	2023
Used equipment	$—	$212
New equipment	1,955	97,833
Parts, service and other	11,021	11,886
Total inventories, net	$12,976	$109,931

The above amounts are presented net of reserves for inventory obsolescence at December 31, 2024 and 2023 totaling approximately $0.2 million.

(6)
Property and Equipment

Net property and equipment consisted of the following at December 31, (amounts in thousands):

	2024	2023
Land	$7,053	$6,852
Transportation equipment	229,976	184,739
Building and leasehold improvements	114,219	92,561
Office and computer equipment	53,049	51,058
Machinery and equipment	28,399	22,869
Construction in progress	21,612	19,417
	454,308	377,496
Less accumulated depreciation and amortization	(211,682)	(193,723)
Total net property and equipment	$242,626	$183,773

Total depreciation and amortization on property and equipment was $48.0 million, $34.7 million and $28.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(7)
Stock-Based Compensation

The Company issues time-based and performance-based restricted stock units (“RSU”) to certain officers and executives under our stock-based compensation plan. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest based on the achievement of the performance conditions specific to certain financial metrics during the three year performance period. Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, net of an estimated forfeiture rate, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The estimated forfeiture rate is based on historical experience and revised, if necessary, in subsequent periods for actual forfeitures. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.

Our Amended and Restated 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan”) is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the 2016 Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our 2016 Plan were 2,228,894 shares of common stock as of December 31, 2024.

Non-vested RSUs

The following table summarizes our non-vested RSU activity for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2022	480,147	$25.56
Granted	281,490	$36.07
Vested	(160,868)	$27.46
Forfeited	(40,313)	$29.43
Non-vested RSUs at December 31, 2022	560,456	$30.02
Granted	235,938	$47.00
Vested	(283,332)	$25.04
Forfeited	(15,666)	$35.79
Non-vested RSUs at December 31, 2023	497,396	$40.73
Granted	288,792	$48.77
Vested	(269,318)	$37.86
Forfeited	(19,969)	$46.24
Non-vested RSUs at December 31, 2024	496,901	$46.73

As of December 31, 2024, we had unrecognized compensation expense of approximately $12.6 million related to non-vested RSU award payments that we expect to be recognized over a weighted average period of 2.0 years. Stock compensation expense, which is included in SG&A expenses in the accompanying Consolidated Statements of Income, for the years ended December 31, 2024, 2023 and 2022 was $11.2 million, $10.0 million and $7.3 million, respectively. The total recognized tax benefit amounted to $0.9 million, $0.7 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of vested stock during the years ended December 31, 2024, 2023 and 2022 was $10.2 million, $7.1 million and $4.4 million, respectively.

Purchases of Company Common Stock

Purchases of our common stock are accounted for as treasury stock in the accompanying consolidated balance sheets using the cost method. Repurchased stock is included in authorized shares, but is not included in shares outstanding.

(8)
Accrued Expenses Payable and Other Liabilities

Accrued expenses payable and other liabilities consisted of the following at December 31, (amounts in thousands):

	2024	2023
Payroll and related liabilities	$41,086	$44,885
Sales, use, property and income taxes	13,832	13,853
Accrued interest	3,497	3,947
Accrued insurance	9,559	8,740
Deferred revenue	5,152	6,808
Other	21,730	9,696
Total accrued expenses payable and other liabilities	$94,856	$87,929

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

The indenture governing the Senior Notes contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt; (ii) pay dividends or make distributions; (iii) make investments; (iv) repurchase stock; (v) create liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; and (viii) transfer and sell assets. Each of the covenants is subject to exceptions and qualifications. As of December 31, 2024, we were in compliance with these covenants.

The following table reconciles our Senior Unsecured Notes to our Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2022	$1,241,409
Accretion of discount through December 31, 2023	1,172
Amortization of deferred financing costs through December 31, 2023	271
Balance at December 31, 2023	$1,242,852
Accretion of discount through December 31, 2024	1,172
Amortization of deferred financing costs through December 31, 2024	271
Balance at December 31, 2024	$1,244,295

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

At December 31, 2024, we had $199.3 million outstanding under the Credit Facility and could borrow up to approximately $535.9 million, net of a $14.8 million outstanding letter of credit. As of December 31, 2024, the weighted average interest rate under the Credit Facility was approximately 6.6%. As of December 31, 2024, we were in compliance with our financial covenant under the Amended and Restated Credit Agreement.

The aggregate amounts outstanding as of December 31, 2024 under both the Credit Facility and our Senior Secured Notes (Note 9) of $1,449.3 million mature during 2028.

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

At December 31, 2024, the weighted average remaining lease term for operating leases was approximately 7.6 years and for finance leases was approximately 7.8 years. The weighted average discount rate for operating and finance leases was approximately 6.3% and 6.0%, respectively, at December 31, 2024. At December 31, 2023, the weighted average remaining lease term for operating leases was approximately 7.5 years and for finance leases was approximately 8.6 years. The weighted average discount rate for operating and finance leases was approximately 6.4% and 5.9%, respectively, at December 31, 2023.

The table below presents certain information related to lease costs, under Topic 842, for our operating and finance leases for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

		Year Ended December 31,
	Classification	2024	2023	2022
Operating lease cost	SG&A expenses	$37,995	$31,066	$27,153
Finance lease costs
Amortization of leased assets	SG&A expenses	445	241	107
Interest on lease liabilities	Interest expense	217	120	52
Variable lease cost	SG&A expenses	3,395	2,607	1,834
Sublease income	Other, net	(3,604)	(2,844)	(2,074)
Total lease cost		$38,448	$31,190	$27,072

The table below presents supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows for operating leases	$21,272	$28,409	$26,407
Operating cash flows for finance leases	217	120	52
Finance cash flows for finance leases	318	162	1,141

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and finance lease liabilities recorded on our consolidated balance sheet as of December 31, 2024 (amounts in thousands):

	Operating Leases	Finance Leases
2025	$35,804	$622
2026	42,126	638
2027	41,498	654
2028	41,306	671
2029	38,486	627
Thereafter	106,115	1,820
Total minimum lease payments	305,335	5,032
Less: amount of lease payments representing interest	(65,694)	(1,025)
Present value of future minimum lease payments	$239,641	$4,007

The future minimum lease payments of operating leases executed but not commenced as of December 31, 2024 are estimated to be $2.7 million, $4.7 million, $4.8 million, $5.0 million and $5.1 million for the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively, and $30.5 million thereafter. It is expected that these leases will primarily commence during 2025.

(12)
Income Taxes

Our income tax provision (benefit) for the years ended December 31, 2024, 2023 and 2022, consists of the following (amounts in thousands):

	Current	Deferred	Total
Year Ended December 31, 2024
U.S. Federal	$8,665	$28,093	$36,758
State	3,327	(521)	2,806
	$11,992	$27,572	$39,564
Year Ended December 31, 2023
U.S. Federal	$2,238	$44,581	$46,819
State	5,002	2,083	7,085
	$7,240	$46,664	$53,904
Year ended December 31, 2022
U.S. Federal	$—	$37,680	$37,680
State	4,306	5,050	9,356
	$4,306	$42,730	$47,036

Significant components of our deferred income tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2024	2023
Deferred tax assets:
Accounts receivable	$2,165	$1,619
Inventories	44	52
Net operating losses	26,569	65,893
Tax credits	6,947	8,193
Sec 263A costs	92	780
Accrued liabilities	3,954	4,216
Operating lease liabilities	59,955	—
Deferred compensation	1,892	3,225
Interest expense	14,914	18,901
Stock-based compensation	242	182
Goodwill and intangible assets	7,242	8,519
Other assets	44	92
Total deferred tax assets	124,060	111,672
Valuation allowance	(620)	(3,003)
Total deferred tax assets, net of valuation allowance	123,440	108,669
Deferred tax liabilities:
Property and equipment	(408,325)	(420,496)
Operating lease right-of-use assets	(54,079)	—
Investments	(1,134)	(1,126)
Goodwill and intangible assets	(5,300)	(4,873)
Total deferred tax liabilities	(468,838)	(426,495)
Net deferred tax liabilities	$(345,398)	$(317,826)

The reconciliation between income taxes computed using the statutory federal income tax rate of 21% to the actual income tax expense (benefit) is below for the years ended December 31 (amounts in thousands):

	2024	2023	2022
Computed tax at statutory rates	$34,135	$46,871	$37,953
Permanent items – other	317	(230)	850
Nondeductible executive compensation	2,897	2,530	833
Permanent items – impairment of goodwill	—	100	—
State income tax, net of federal tax effect	8,537	7,624	9,068
Change in valuation allowance	(2,384)	(2,927)	(1,668)
Change in uncertain tax positions	1,640	(64)	—
Change in state tax rates	(5,578)	—	—
	$39,564	$53,904	$47,036

At December 31, 2024, we had available federal net operating loss carry forwards of approximately $119.1 million that do not expire and state net operating loss carry forwards of approximately $36.8 million, of which $23.8 million expire in varying amounts from 2025 to 2043 and $13.0 million do not expire. We also had state income tax credits of $11.0 million that expire in varying amounts from 2025 to 2039.

Management has concluded that it is more likely than not that the federal deferred tax assets are fully realizable through future reversals of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance is not required to reduce those deferred tax assets as of December 31, 2024. However, as of December 31, 2024, we have a valuation allowance of $0.6 million for certain state tax credits that are expected to expire prior to utilization. For the year ended December 31, 2024, we recorded a net valuation allowance release of $2.4 million based on reassessment of scheduled reversals of deferred tax liabilities, projected future taxable income, and legislative changes that indicate that it is more likely than not that these deferred tax assets will be realized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2024	2023	2022
Gross unrecognized tax benefits at January 1	$372	$1,425	$—
Increases in tax positions taken in prior years	2,200	—	1,425
Decreases in tax positions taken in prior years	—	(972)	—
Increases in tax positions taken in current years	—	—	—
Decreases in tax positions taken in current years	—	—	—
Settlements with taxing authorities	—	—	—
Lapse in statute of limitations	(124)	(81)	—
Gross unrecognized tax benefits at December 31	$2,448	$372	$1,425

The gross amount of unrecognized tax benefits as of December 31, 2024, if recognized, would affect the effective income tax rate. To the extent we incur interest income, interest expense, or penalties related to unrecognized income tax benefits, it will be recorded within net other income (expense) on the Consolidated Statements of Income. The amount of interest and penalties recorded related to unrecognized income tax benefits for the years ended December 31, 2024, 2023 and 2022 is $0.2 million, $0.1 million and $0.1 million, respectively. We do not expect our unrecognized tax benefits to change materially in the next twelve months.

Our U.S. federal tax returns for 2021 and subsequent years remain subject to examination by tax authorities. We are also subject to examination in various state jurisdictions for 2020 and subsequent years.

(13)
Commitments and Contingencies

Legal Matters

From time to time, we are involved in various claims and legal actions arising in the ordinary course of our business, including claims for which we retain portions of the losses through the application of deductibles and self-insured retentions, or self-insurance, and claims arising from the upcoming merger agreement.

Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. On November 26, 2024, our excess insurance carrier agreed in principle to settle a contingent liability for $8.0 million related to a Company automobile liability claim. Pursuant to ASC 450, Contingencies, and other relevant guidance, when the contingency become both probable and estimable, our consolidated balance sheets will reflect a liability for the total amount of estimated claim and an asset for the portion of the claim recoverable through insurance. Our loss exposure related to this claim is limited to our insurance policy deductible per claim, which is immaterial to our consolidated statement of operations.

Letters of Credit

The Company had outstanding standby letters of credit issued under its Credit Facility totaling $14.8 million and $12.3 million as of December 31, 2024 and 2023, respectively. The $30.0 million letters of credit sub-facility expires in May 2025 and can be renewed for a similar one-year term.

(14)
Employee Retirement Benefit Plans

We offer substantially all of our non-union employees’ participation in a qualified 401(k)/profit-sharing plan in which we match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2024, 2023 and 2022, we contributed to the plan, net of employee forfeitures, $5.8 million, $5.4 million and $4.6 million, respectively.

We contribute to the Pension Trust Fund Operating Engineers Annuity Plan (EIN: 94-6090764, Plan No. 002), a multi-employer pension plan (“the Plan”), under the terms of a Collective Bargaining Agreement (“CBA”) that expires on October 31, 2025, and covers our union-represented employees and requires contribution amounts as set forth within the CBA. The Company contributed approximately $0.4 million in each of the years ended December 31, 2024, 2023 and 2022, and the Company has paid no surcharges in any period presented. These contributions represent less than five percent of the Plan’s total contributions in 2023. As of the date that our 2024 consolidated financial statements were issued, the Plan’s Form 5500 was not available for the Plan year ended December 31, 2024.

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

The Plan has a green zone status as of December 31, 2023, the most recent date for which a status determination has been made. The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the Plan’s year-end and is based on information that we received from the Plan and is certified by the Plan’s actuary. The Company currently has no intention of withdrawing from the Plan.

(15)
Related Party Transactions

Mr. John M. Engquist, who has served as the Company’s Executive Chairman of the Board for the years ended December 31, 2024, 2023 and 2022, has a 35.0% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Mr. Engquist had a 48% ownership interest in Perkins-McKenzie for the years ended December 31, 2023 and 2022. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. Commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled approximately $1.4 million, $1.2 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In each of the years ended December 31, 2024, 2023 and 2022, our purchases totaled less than $25 thousand, less than $20 thousand and less than $10 thousand, respectively, and our sales to B-C Equipment Sales, Inc. totaled approximately less than $1 thousand, less than $10 thousand and $0.1 million, respectively.

(16)
Segment Information

We have identified four reportable segments: equipment rentals, sales of rental equipment, sales of new equipment, and parts, service and other revenues. These segments are based upon revenue streams and how management of the Company allocates resources and assesses performance.

We revised our reportable segments by aggregating parts sales and service revenues into one segment during the quarter ended June 30, 2024 due to revised internal reporting provided to our Chief Operating Decision Maker (“CODM”). The prior year information has been recast as we previously reported five segments as noted in our Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The reportable segments have varying revenue generating products and services. Equipment rentals derives revenues from renting owned equipment to customers. Sales of rental equipment derives revenues by selling equipment from our rental fleet to customers. Sales of new equipment derives revenues by selling new equipment from manufacturers to customers. Parts, service and other derives revenues by selling parts to customers, performing maintenance and repair services on rented and owned equipment, and other ancillary charges.

Our Chief Operating Officer is the Company’s CODM in accordance with ASC 280.

Gross profit is the measure of profit or loss utilized to assess segment performance and allocate resources that is provided to and reviewed by the Company’s CODM. Cost of Revenues is the significant expense category for our reportable segments. The CODM uses gross profit to allocate resources (employees, equipment, or capital resources) in operational reviews, forecasting and budgeting processes. SG&A expenses, interest expense, income tax expense, as well as all other income and expense items below gross profit are not allocated to our reportable segments and are not provided to or reviewed by our CODM. Segment gross profit is utilized to assess segment performance while consolidated income from operations and income from operations before provision for income taxes is utilized to assess company-wide performance.

Assets are identified on a segment basis for inventory, fleet and goodwill. No additional asset information is available on a segment basis. The Company and its CODM do not utilize or review full financials on a segment basis as that is not how the Company assesses performance or allocates resources.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies and there are no differences in accounting policy, basis of accounting or method of measurement between the individual segments and the consolidated company. There were no sales or transactions between segments for any of the periods presented.

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Years Ended December 31,
	2024	2023	2022
Segment Revenues:
Equipment rentals	$1,253,325	$1,186,152	$956,042
Sales of rental equipment	139,201	165,074	90,885
Sales of new equipment	55,597	39,099	92,526
Parts, service and other	68,460	78,891	105,065
Total revenues	1,516,583	1,469,216	1,244,518

Segment Cost of Revenues:
Rental depreciation	375,330	347,022	267,395
Rental expense	173,994	156,818	128,850
Rental other	142,434	128,873	99,554
Equipment rentals	691,758	632,713	495,799
Sales of rental equipment	53,674	65,183	46,569
Sales of new equipment	45,592	33,569	79,430
Parts, service and other	50,359	53,290	67,557
Total cost of revenues	841,383	784,755	689,355

Segment Gross Profit:
Equipment rentals	561,567	553,439	460,243
Sales of rental equipment	85,527	99,891	44,316
Sales of new equipment	10,005	5,530	13,096
Parts, service and other	18,101	25,601	37,508
Total gross profit	675,200	684,461	555,163

Impairment of goodwill
Parts, service and other	—	5,714	—

Unallocated reconciling items:
Selling, general and administrative expenses	455,554	405,432	343,845
Gain from sales of property and equipment, net	9,665	3,389	16,836
Interest expense	(72,954)	(60,891)	(54,033)
Other, net	6,189	7,384	6,609
Income from operations before provision for income taxes	$162,546	$223,197	$180,730

	December 31,
	2024	2023
Segment identified assets:
Inventories, net of reserves for obsolescence
Sales of rental equipment	$—	$212
Sales of new equipment	1,955	97,833
Parts, service and other	11,021	11,886
Rental equipment, net of accumulated depreciation
Equipment rentals	1,841,855	1,756,578
Goodwill
Equipment rentals	126,722	99,708
Sales of rental equipment	8,447	8,447
Total segment identified assets	1,854,831	1,866,509
Unallocated reconciling assets	940,699	773,377
Total assets	$2,795,530	$2,639,886

	Years Ended December 31,
	2024	2023	2022
Cash flows from investing activities:
Equipment rentals
Purchase of rental equipment	$(344,642)	$(661,960)	$(464,434)
Sales of rental equipment
Proceeds from sales of rental equipment	$138,692	$163,886	$83,689

The Company operates primarily in the United States. Our sales to international customers for each of the three years ended December 31, 2024 was less than 0.3% of total revenues. No one customer accounted for more than 10% of our total revenues for any of the periods presented.

(17)
Subsequent Events

On January 13, 2025, the Company entered into an Agreement and Plan of Merger (the “United Merger Agreement”) with United Rentals, Inc., a Delaware Corporation (“United Rentals” or “United”) and UR Merger Sub VII Corporation, a Delaware corporation and wholly owned subsidiary of United, pursuant to which a cash tender offer was commenced on behalf of United to purchase all of the issued and outstanding shares of our common stock at $92.00 a share. Upon receiving a superior proposal from Herc Holdings Inc., described in detail below, the United Merger Agreement was terminated on February 18, 2025.

On February 19, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Herc Holdings Inc., a Delaware corporation (“Herc”). The Merger Agreement provides for the acquisition of the Company by Herc in a two-step transaction, consisting of an exchange offer, followed by a subsequent back-end merger. Pursuant to the Merger Agreement, Herc will commence an exchange offer on or before March 19, 2025 to acquire any and all of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, for a combination of cash and Herc common stock, consisting of (i) $78.75 in cash, without interest, less any applicable withholding of taxes, and (ii) a fixed exchange ratio of 0.1287 shares of Herc common stock, without interest, per share. The combination of cash and stock is equal to a total value of approximately $104.89 per share (the “Offer Price”) based on Herc’s 10-day volume-weighted average price as of market close February 14, 2025. Following completion of the exchange offer, Herc intends to acquire all remaining shares not exchanged in the offer at the same price (combination of cash and stock) as in the exchange offer. The transaction is expected to close in the first half of 2025. The transaction is subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding common shares, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval for listing on the New York Stock Exchange (“NYSE”) of Herc’s common stock to be issued in the Offer and Merger. The Company and Herc expect to file their Premerger Notification and Report Forms with the FTC and Antitrust Division promptly, which will begin an initial review period of 30 days.

In February 2025, severance agreements were entered into between the Company and each of the Company’s named executive officers (each, an “NEO”) (collectively, the “Executive Severance Agreements”). The Executive Severance Agreements provide for severance payments and benefits in the event that an NEO’s employment is terminated by the Company (or its successor) without “Cause” or an NEO resigns for “Good Reason”, as defined in the agreement, in either case, within two years following a “change in control”.

If the Merger is consummated, our Common Stock will be delisted from The NASDAQ Global market and deregistered under Securities Exchange Act of 1934, as amended, as promptly as practicable following the effective time of the Merger. The Merger Agreement also contains certain termination rights for Herc and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Herc a termination fee of approximately $145 million, in addition to refunding Herc for the termination fee of $63.5 million paid to United Rentals pursuant to the United Merger Agreement, if the Company enters into a superior proposal based on terms included in the Merger Agreement.

On February 7, 2025, the Company declared a quarterly dividend of $0.275 per share to stockholders of record as of the close of business on February 18, 2025, which is to be paid on February 24, 2025.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which is included herein.

Date: February 21, 2025

/s/ Bradley W. Barber
Bradley W. Barber
Chief Executive Officer and Director

/s/ Leslie S. Magee
Leslie S. Magee
Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

H&E Equipment Services, Inc.

Baton Rouge, Louisiana

Opinion on Internal Control over Financial Reporting

We have audited H&E Equipment Services, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule appearing under Item 15(a)(2) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Dallas, Texas

February 21, 2025

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of each person who is a current director or executive officer.

Name	Age	Title
John M. Engquist	71	Executive Chairman of the Board
Bradley W. Barber	52	Chief Executive Officer and Director
Leslie S. Magee	56	Chief Financial Officer and Secretary
John McDowell Engquist	46	Chief Operating Officer and President
Paul N. Arnold	78	Director
Gary W. Bagley	78	Lead Independent Director
Bruce C. Bruckmann	71	Director
Patrick L. Edsell	76	Director
Thomas J. Galligan III	80	Director
Lawrence C. Karlson	82	Director
Jacob Thomas	57	Director
Mary P. Thompson	62	Director
Suzanne H. Wood	65	Director

Directors

Paul N. Arnold has been a Director of the Company since November 2006. Mr. Arnold served as a director of Town Sports International Holdings, Inc. from April 1997 through March 2015 and served as the non-executive Chairman of the Board of Directors from May 2006 until February 2009. Mr. Arnold served as Chief Executive Officer of CORT Business Services, Inc., acquired by Berkshire Hathaway in 2000, from 1992 until June 2012. From 1992 to 2000, Mr. Arnold also served as President and as a director of CORT Business Services. Prior to 1992, Mr. Arnold held various positions over a twenty-four year period within CORT Furniture Rental, a division of Mohasco Industries, Inc.

Mr. Arnold has experience leading a company with branch operations and also has extensive experience in the rental business and with corporate transactions. As a director of other public companies, Mr. Arnold has experience with corporate governance, compensation and audit committee matters. He currently serves as Chairman of the Company’s Compensation Committee and as a member of the ESG Committee. Mr. Arnold is an independent director.

Gary W. Bagley was appointed as Lead Independent Director in May 2023 and has served as a Director of the Company since the formation of the Company in September 2005. From September 2005 to December 31, 2018, Mr. Bagley served as Chairman of the Board of the Company. Mr. Bagley served as President of ICM Equipment Company L.L.C. (“ICM”) since 1996 and Chief Executive Officer from 1998 until ICM merged with and into H&E LLC in June 2002, when he became executive Chairman and a Director of H&E LLC. He retired as an executive of H&E LLC in 2004. Prior to 1996, he held various positions at ICM, including Salesman, Sales Manager and General Manager. Mr. Bagley also served as Vice President of Wheeler Machinery Co. Since our acquisition of Eagle High Reach Equipment, LLC and Eagle High Reach Equipment, Inc. in February 2006, Mr. Bagley has served as a manager and director, respectively, of Eagle High Reach Equipment, LLC (now H&E Equipment Services (California), LLC) and Eagle High Reach Equipment, Inc. (now H&E California Holding, Inc.). Previously, Mr. Bagley served as interim Chief Executive Officer and as a director of Eagle High Reach Equipment, Inc. from February 2004 to February 2006 and as Chief Executive Officer and as a director of Eagle High Reach Equipment, LLC from December 2004 to February 2006. Mr. Bagley has served in the past on a number of dealer advisory boards and industry association boards. Mr. Bagley currently serves as owner and manager of Bagley Family Investments, DBA Cougar Ridge Lodge, located in Torrey, Utah.

Mr. Bagley has extensive experience both with the Company and in the construction equipment industry. He also had overall responsibility as chief executive officer of the equipment company which merged with and into our Company’s predecessor in 2002. He currently serves as a member of the Company’s Finance Committee and ESG Committee. Mr. Bagley is an independent director.

Bruce C. Bruckmann has been a Director of the Company since its formation in September 2005. He served as a Director of H&E LLC from its formation in June 2002 until its merger with and into the Company in February 2006. Mr. Bruckmann served as a director of both of the Company’s predecessor companies, Head & Engquist and ICM. Mr. Bruckmann is a founder and has been a Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc. since its formation in 1995. He served as an officer of Citicorp Venture Capital Ltd. from 1983 through 1994. Prior to joining Citicorp Venture Capital, Mr. Bruckmann was an associate at the New York law firm of Patterson, Belknap, Webb & Tyler. Mr. Bruckmann served as a director of MWI Veterinary Supply, Inc. from 2002 to February 2015, as a director of TownSports International, Inc. from 1996 to April 2015 and as a director of Heritage-Crystal Clean, Inc. from 2004 to October 2023. Mr. Bruckmann has served as a director of Mohawk Industries, Inc. since 1992. Mr. Bruckmann previously served as a director of AmerisourceBergen, California Pizza Kitchen, Chromcraft Revington and Cort Business Services. Mr. Bruckmann also currently serves as a director of a private company.

Mr. Bruckmann has extensive experience with corporate transactions, such as financings and acquisitions, as well as experience as a board member of numerous public companies, including service on audit, compensation, executive, finance and nominating and corporate governance committees. He also has significant experience with the Company’s business and operations and served as a director of both of the Company’s predecessor companies. He currently serves as the Chairman of the Company’s Finance Committee and as a member of the Company’s Corporate Governance and Nominating Committee. Mr. Bruckmann is an independent director.

Patrick L. Edsell has served as a Director of the Company since May 2011. Mr. Edsell has over 25 years of executive experience and over 20 years of board experience. He previously served as acting Chief Financial Officer, on a part-time basis, for SpectraSensors, Inc. from 2008 to 2010 and as Senior Vice President and General Manager of Avanex Corporation from 2007 to 2008. He was Chief Executive Officer of NP Photonics, Inc. from 2004 to 2007 and Gigabit Optics Corporation from 2002 to 2004. Prior to that, he was Chairman, President and Chief Executive Officer of Spectra Physics, Inc. from 1997 to 2002 and President of Spectra-Physics Lasers and Optics Group from 1990 to 1997. Mr. Edsell was Chief Financial Officer of Pharos AB from 1984 to 1991 and Vice President, Finance of GP Technologies from 1982 to 1984. He was a director and Chairman of the Audit Committee of Captiva Software Systems from 2001 to 2005 and Chairman from 2004 to 2005. Prior to that, he was a director of FLIR Systems, Inc. in 1998 and 1999.

Mr. Edsell is experienced in leading other companies and is also experienced with corporate transactions, such as financings and acquisitions. As a director of other public and private companies, Mr. Edsell has experience with audit, corporate governance and compensation committee matters. Mr. Edsell currently serves as Chairman of the Company’s Audit Committee and is a member of the Compensation Committee. Mr. Edsell also serves the Board as an “audit committee financial expert” as defined under SEC rules and is an independent director.

Thomas J. Galligan III has served as a Director since May 2011. Mr. Galligan served as Executive Chairman and a member of the board of directors of Papa Gino’s Holdings Corp. (“Papa Gino’s”) from April 2009 until his retirement in February 2014. From October 2008 until March 2009, Mr. Galligan was Chairman and Chief Executive Officer of Papa Gino’s and from May 1996 until October 2008, Mr. Galligan served as Chairman, President and Chief Executive Officer. Prior to joining Papa Gino’s in March 1995 as Executive Vice President, Mr. Galligan held executive positions at Morse Shoe, Inc. and PepsiCo, Inc. Mr. Galligan currently serves as a director of a private company.

Mr. Galligan has experience leading a company with branch operations and has extensive experience with corporate transactions. As a director of other public and private companies, Mr. Galligan has experience with corporate governance, compensation and audit committee matters. Mr. Galligan is the Chairman of the ESG Committee and a member of the Company’s Audit Committee and Compensation Committee. Mr. Galligan also serves the Board as an “audit committee financial expert” as defined under SEC rules and is an independent director.

Lawrence C. Karlson has been a Director of the Company since its formation in September 2005. He served as a Director of H&E LLC from its formation in June 2002 until its merger with and into the Company in February 2006. He previously served as Chairman and CEO of Berwind Financial Corporation from 2001 to 2004. Mr. Karlson also previously served as Chairman of Spectra-Physics AB and President and CEO of Pharos AB. He served as a director of CDI Corporation from 1989 to September 2017. Previously he was Chairman and a director of Mikron Infrared, Inc. and served as a director of the Campbell Soup Company from 2009 to November 2015. Mr. Karlson currently serves as a board member of a private company. Mr. Karlson is the author of Corporate Value Creation, published by John Wiley & Sons.

Mr. Karlson is experienced in leading other companies and is also experienced with corporate transactions. As a director of other public companies, Mr. Karlson has experience with corporate governance, compensation and audit committee matters. He currently serves as a member of the Company’s Corporate Governance and Nominating Committee and Compensation Committee. From 2005

through February 2020, Mr. Karlson also served as a member of the Company’s Audit Committee. Mr. Karlson is an independent director.

Jacob Thomas has been a Director of the Company since September 2022. He currently serves as the Chief Executive Officer of Grain & Protein Technologies. He recently served as the Chief Executive Officer of The Carlstar Group LLC from 2018 until March of 2024. Mr. Thomas previously served as Group President, Engine Mobile Filtration and Executive Officer of CLARCOR, from 2015 to 2018, President, Diaphragm and Dosing Pumps Group, of IDEX Corporation, from 2014 to 2015, and President, Latin America, and Senior Vice President, Global Marketing and Product Development, of Terex Corporation, from 2007 to 2014. Mr. Thomas received his Master of Business Administration in Finance and Marketing from The University of Chicago, Booth School of Business, his Master of Science in Mechanical Engineering from The Ohio State University, and his Bachelor of Science in Mechanical Engineering from the Indian Institute of Technology.

Mr. Thomas has experience in the construction equipment industry, experience leading other companies and experience with corporate transactions. Mr. Thomas is a member of the company’s Corporate Governance and Nominating Committee and is an independent director.

Mary P. Thompson has been a Director of the Company since May 2021. Ms. Thompson previously served on the Board from September 2019 to March 2021. Ms. Thompson serves as President of Titan Technologies, Inc. and has served as a consultant at Bruckmann, Rosser, Sherrill & Co., a private equity firm, since 2019. Ms. Thompson previously served as the Chief Financial Officer and Treasurer of Taronis Fuels, Inc. from November 2020 to December 2020 and from April 2021 to February 2022 and as a director of Taronis during December 2020 and April 2021. Ms. Thompson previously served as the Senior Vice President of Finance of MWI Animal Health Division of AmerisourceBergen Inc. from February 2015 to October 2018, and the Chief Financial Officer of MWI Veterinary Supply, Inc. from June 2002 to February 2015. In addition, Ms. Thompson served as a board member of Winc, Inc. from May 2021 to August 2023 and Heritage-Crystal Clean, Inc. from July 2022 to October 2023. Idaho Governor, Brad Little, appointed Ms. Thompson on July 13, 2023 to the Idaho Endowment Fund Investment Board.

Ms. Thompson has experience leading other companies and is also experienced with corporate transactions. Ms. Thompson has experience with audit committee matters and is currently serving the Board as an “audit committee financial expert” as defined under the SEC rules and is an independent director. Ms. Thompson is the Chairperson of the Corporate Governance and Nominating Committee and is a member of the company’s Audit Committee.

Suzanne H. Wood has been a Director of the Company since March 2023. Ms. Wood previously was Senior Vice President and Chief Financial Officer of Vulcan Materials Company from September 2018 to August 2022 and also served as Secretary from September 2019 to December 2019. From 2012 to 2018, she served as Group Finance Director and Chief Financial Officer of Ashtead Group plc, a FTSE 50 international equipment rental company serving the construction industry and other markets. Prior to that, she was Executive Vice President and Chief Financial Officer of Sunbelt Rentals, Inc., the North American subsidiary of Ashtead Group plc. As a certified public accountant, she also previously held Chief Financial Officer positions at Tultex Corporation and Oakwood Homes Corporation. She currently serves on the board of directors as the Senior Independent Director and is chair of the audit committee of RELX Group, a FTSE 25 global professional information and analytics company. She also serves on the board of directors and is chair of the audit committee of Ferguson plc, a leading distributor of plumbing and heating products in North America.

Ms. Wood has extensive experience in the construction equipment industry. Ms. Wood additionally has experience leading a company with branch operations and also has extensive experience with corporate transactions. As a director of other public and private companies, Ms. Wood has experience with audit, corporate governance and compensation committee matters. Ms. Wood is a member of the company’s Audit Committee, is currently serving the Board as an “audit committee financial expert” as defined under the SEC rules and is an independent director.

Executive Officers

John M. Engquist was appointed Executive Chairman of the Board on January 1, 2019. Previously, Mr. Engquist served as Chief Executive Officer and Director of the Company since its formation in September 2005. Mr. Engquist served as President of the Company since its formation in September 2005 until November 2, 2012. He had served as President, Chief Executive Officer and Director of H&E Equipment Services LLC (“H&E LLC”), the predecessor to the Company, from its formation in 2002 until its merger with and into the Company in February 2006. He served as President and Chief Executive Officer of Head & Engquist Equipment, LLC (“Head and Engquist”) from 1990 and director of Gulf Wide Industries, LLC (“Gulf Wide”) from 1995, both predecessor companies of H&E LLC. From 1975 to 1990, he held various operational positions at Head & Engquist, starting as a mechanic’s helper. He is a director and serves on several committees for the LSU Foundation Board of Directors. Mr. Engquist also serves as a Director on the Board of Directors and as a member of the Finance Committee of Franciscan Ministries of Our Lady Health System, based in Baton Rouge, Louisiana. Mr. Engquist also serves on the Board of Directors of Mohawk Industries, Inc., a public company based in Calhoun, Georgia as well as on the Audit Committee and Corporate Governance Committee for Mohawk Industries, Inc.

As Executive Chairman of the Board, Mr. Engquist leads the Company in its strategic planning, oversees merger and acquisition opportunities on a full-time basis, and works with the Company’s Chief Financial Officer to ensure an appropriate capital structure to support the Company’s growth plans while maintaining the financial health of the Company. Mr. Engquist’s long history with the Company and its predecessors dating back to 1975 provides him with unparalleled experience with the Company’s operations, industry and corporate transactions. He currently serves as a member of the Company’s Finance Committee.

Bradley W. Barber serves as Chief Executive Officer and a Director of the Company. Previously, Mr. Barber was appointed Chief Executive Officer, President and Director of the Company on January 1, 2019. Mr. Barber resigned as President of the Company effective January 1, 2021 as the Board approved the promotion of Mr. John McDowell Engquist to President and Chief Operating Officer, effective as of such date. From November 2012 to December 31, 2018, Mr. Barber was President and Chief Operating Officer of the Company, from June 2008 to November 2012, Mr. Barber was Executive Vice President and Chief Operating Officer of the Company, and from November 2005 to May 2008, he was Executive Vice President and General Manager of the Company. Mr. Barber served as Vice President, Rental Operations of H&E LLC from February 2003 to November 2005 and as Director of Rental Operations for H&E LLC and its predecessor company, Head & Engquist. Prior to joining Head & Engquist in March 1998, Mr. Barber worked in both outside sales and branch management for a regional equipment company.

Mr. Barber’s day-to-day leadership of the Company in a variety of senior management positions, as well as his long history with the Company, provides him with unparalleled experience with the Company’s operations, industry and corporate transactions.

Leslie S. Magee has served as Chief Financial Officer and Secretary of the Company since its formation in September 2005. Ms. Magee served as acting Chief Financial Officer of H&E LLC from December 2004 through August 2005, at which time she was appointed Chief Financial Officer and Secretary. She continued as Chief Financial Officer and Secretary until H&E LLC’s merger with and into the Company in February 2006. Previously, Ms. Magee served as Corporate Controller for H&E LLC and Head & Engquist. Prior to joining Head & Engquist in 1995, Ms. Magee spent five years working for Hawthorn, Waymouth & Carroll, L.L.P, an accounting firm based in Baton Rouge, Louisiana. Ms. Magee is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Louisiana Society of Certified Public Accountants.

John McDowell Engquist serves as President and Chief Operating Officer of the Company effective January 2021. Mr. Engquist (McDowell) joined the company in June 2002 and has been employed in several job capacities, including Sales Representative, Branch Manager, Regional and Senior Regional Vice President and most recently as the Company’s Executive Vice President, a position he held from January 2018 through January 2021.

CORPORATE GOVERNANCE

In accordance with the Delaware General Corporation Law and the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, the Company’s business, property and affairs are managed under the direction of the Board of Directors. Although the Company’s non-management directors are not involved in the day-to-day operating details, they are kept informed of the Company’s business through reports and materials provided to them regularly, as well as by operating, financial and other reports presented by the officers of the Company at meetings of the Board of Directors and committees of the Board of Directors.

Board Leadership Structure and Lead Independent Director. On January 1, 2019, John M. Engquist was named Executive Chairman of the Board upon the appointment of Bradley W. Barber as Chief Executive Officer and Director. The Board of Directors retains the flexibility to determine whether the positions of Chief Executive Officer (“CEO”) and Chairman of the Board should be combined or separated. This flexibility permits the Board to organize its functions and conduct its business in a manner it deems most effective. By having Mr. Engquist serve as Executive Chairman, he acts as a bridge between the Board and the operating organization and provides critical leadership for future strategic initiatives and challenges and the capitalization of the Company. Mr. Engquist’s previous experience as CEO of the Company enables him to provide unique insight into the Company. This Board structure enables the CEO, Mr. Barber, to focus on managing the Company’s business. Mr. Barber provides very hands-on leadership overseeing the business on a day-to-day basis, and the Corporate Governance and Nominating Committee believes that currently it is most effective to keep the principal executive officer and the Board chair positions separate. The Board believes that given the proven leadership capabilities, breadth of industry experience and business success of both Mr. Engquist and Mr. Barber, the Company and its stockholders are best served by this leadership structure.

The Board has a lead independent director (the “Lead Independent Director”) in connection with its oversight of the management and business affairs of the Company. In circumstances where the Executive Chairman of the Board is not independent (as determined by the Board in accordance with the corporate governance listing standards of the Nasdaq Stock Market), such as is presently the case, the independent members of the Board will appoint from among their number a Lead Independent Director. The Lead Independent Director generally assists in optimizing the effectiveness and independence of the Board by performing such duties as described in its Charter on behalf of the Board, and such other duties as determined from time to time by the Board and/or its independent members. These duties include presiding at and calling, when appropriate, meetings or “executive sessions” of the independent directors and of the non-employee directors of the Board; presiding at meetings of the Board in the absence of the Chair or upon request of the Chair; serving as a liaison between members of the Board, the Chair, and the CEO and to stockholders who request direct communications and consultation with the Board; advising and consulting with the Chair and CEO on the general scope and type of information to be provided in advance and/or at Board meetings and on Board meeting schedules and agenda items; and such other duties as the Board sees fit. Mr. Bagley has served as Lead Independent Director effective May 2023.

We believe currently that this structure of a separate Board chair and principal executive officer, combined with a Lead Independent Director, enables each person to focus on their respective areas of our Company’s leadership and reinforces the independence of our Board as a whole. We believe this structure also results in an effective balancing of responsibilities, experience and independent perspective; reinforces and preserves management accountability; provides a structure that allows the Board to set objectives, monitor performance and oversee risk management; and enhances shareholder value.

The Board’s Role in Risk Oversight. The Board as a whole has responsibility for the general oversight of risk, and the Board’s committees address and report to the Board on any individual risk areas within their purview. Risk and risk management is a recurring agenda item at regular Board and Board Committee meetings, and the Board also discusses any specific risk topics as applicable. The Company’s senior management makes presentations to the full Board as to the areas of principal risk, as well as on the processes that the Company has in place to identify, assess and report such risks.

The Board committees report to the Board on their consideration of any risks within their respective areas of focus. The Audit Committee primarily oversees risks relating to or arising from financial and disclosure controls and procedures, cybersecurity and accounting and other financial matters. The Company’s Chief Financial Officer and Chief Information Officer report to the Audit Committee on the applicable risks and related risk management, and the Company’s internal auditors, compliance manager, and independent auditors each regularly provide reports at Audit Committee meetings. The Compensation Committee has considered whether the Company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company’s business or operations. The Corporate Governance and Nominating Committee, the Finance Committee and the Environmental, Social and Governance (ESG) Committee review any risks that come within their respective areas of responsibility (e.g., governance in the case of the Corporate Governance and Nominating Committee, in the case of the Finance Committee, any extraordinary corporate transactions that such committee may consider, and environmental, social and governance oversight and responsibility in the case of the ESG Committee).

Code of Conduct. The Company is committed to ethical business practices. We have a corporate Code of Conduct that applies to all of the Company’s employees and directors and a code of ethics for the Company’s principal executive officer, principal financial officer and principal accounting officer within the meaning of the SEC regulations adopted under the Sarbanes-Oxley Act of 2002, as amended. The Company’s corporate Code of Conduct can be found on the Company’s Internet website at www.herentals.com under the heading “Our Company/Investor Relations/Corporate Governance/Governance Documents”. Please note that none of the information on the Company’s website is incorporated by reference in this report on Form 10-K.

Committees of the Board of Directors. The Board of Directors currently has five standing committees: Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, Finance Committee and ESG Committee. Charters for the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and ESG Committee can be found on the Company’s website at www.herentals.com under the heading “Our Company/Investor Relations/Corporate Governance/Governance Documents”.

Audit Committee —The Audit Committee operates under a written charter adopted by the Board of Directors, which is available on the Company’s Internet website. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibility to the stockholders, potential stockholders, the investment community, and others relating to (i) the integrity of the Company’s financial statements and financial reporting processes; (ii) the Company’s systems of internal accounting and financial controls, including internal controls over financial reporting and the Company's policies and procedures to assess, monitor, and manage business risk, including cybersecurity and data privacy risks; (iii) performance of the Company’s internal auditors and independent registered public accounting firm; (iv) the independent registered public accounting firm’s qualifications and independence; (v) the annual independent audit of the Company’s consolidated financial statements; and (vi) the Company’s compliance with ethics policies, legal policies and regulatory requirements, as applicable. In so doing, it is the responsibility of the Audit Committee to maintain free and open communication among the Audit Committee, the independent registered public accounting firm, the internal auditors and Company management. The Audit Committee is also directly supported in risk oversight by the Chief Financial Officer, who provides periodic reports to the Audit Committee on risks arising from financial and disclosure controls and procedures, accounting and other financial matters, and the Chief Information Officer, who provides periodic reports to the Audit Committee on risks arising from data privacy and information and infrastructure security programs, including cybersecurity. In discharging its oversight role, the Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the Company and the power to retain at the expense of the Company independent outside counsel or other experts or advisers as it deems necessary to carry out its duties. A detailed list of the Audit Committee’s functions is included in its charter, a copy of which can be found on the Company’s Internet website.

The Company maintains a policy that the Audit Committee review transactions in which the Company and its directors, executive officers or their immediate family members are participants to determine whether a related person has a direct or indirect material interest. The Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any such related party transaction. The Board has orally communicated this policy.

The members of the Audit Committee are currently Messrs. Edsell and Galligan and Ms. Thompson and Wood. Mr. Edsell is the Chair of this committee. The Board has determined in its business judgment that each member of the Audit Committee is financially literate and that Messrs. Edsell and Galligan and Ms. Thompson and Wood are “independent” as defined in the applicable NASDAQ listing standards and the applicable rules under the Exchange Act. In addition, the Board has determined that Messrs. Edsell and Galligan and Ms. Thompson and Wood are “audit committee financial experts” as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act. The Audit Committee held five meetings in 2024.

Compensation Committee—The Compensation Committee operates under a written charter adopted by the Board of Directors, a copy of which can be found on the Company’s Internet website. The Compensation Committee discharges the Board’s responsibilities relating to the compensation of the Company’s Chief Executive Officer, the Company’s other executive officers and its directors. The Compensation Committee has overall responsibility for evaluating and approving executive officer and director compensation plans, policies and programs of the Company, as well as all equity-based compensation plans and policies, including the Company’s 2016 Stock-Based Incentive Compensation Plan (the “2016 Incentive Plan”). The Compensation Committee evaluates and addresses any potential risks related to these compensation policies and practices that are reasonably likely to have a material adverse effect on the Company’s business or operations.

On an annual basis, the Compensation Committee reviews and sets the compensation of the Chief Executive Officer taking into account a variety of factors, as more fully described in the “Compensation Discussion and Analysis”. The Compensation Committee also sets compensation for certain other executive officers after considering recommendations provided by the Chief Executive Officer and a variety of other factors, as more fully described in the “Compensation Discussion and Analysis”.

On an as-needed basis, the Compensation Committee may retain independent compensation consultants to assist the Compensation Committee in evaluating and structuring our executive compensation programs and making compensation decisions. Pearl Meyer & Partners LLC (“Pearl Meyer”) served as a consultant to the Compensation Committee during fiscal year 2024.

The Compensation Committee is authorized to delegate any of its responsibilities to subcommittees, as the Compensation Committee deems appropriate. To date, the Compensation Committee has not exercised this right. For additional description of the Compensation Committee’s processes and procedures for consideration and determination of executive officer and director compensation, see the “Compensation Discussion and Analysis”.

The current members of the Compensation Committee are Messrs. Arnold, Edsell, Galligan and Karlson, and Mr. Arnold is the Chair of this committee. The Board has determined in its business judgment that Messrs. Arnold, Edsell, Galligan and Karlson are “independent” as defined in the applicable NASDAQ listing standards. The members of the Compensation Committee are also non-employee directors under SEC Rule 16b-3 and outside directors under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee met four times in 2024. For additional information on the Compensation Committee, see “Compensation Discussion and Analysis”.

Corporate Governance and Nominating Committee—The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board of Directors, a copy of which can be found on the Company’s Internet website. The primary functions of the Corporate Governance and Nominating Committee are (i) to assist the Board by identifying individuals qualified to become Board members and members of Board committees, to recommend to the Board the director nominees for the next annual meeting of stockholders, and to recommend to the Board nominees for each committee of the Board; (ii) to lead the Board in its annual review of the Board’s, its committees’ and management’s performance; and (iii) to review, as appropriate, the Company’s corporate governance structure and recommend any proposed changes to the Board. The Corporate Governance and Nominating Committee identifies individuals, including those properly submitted and recommended by stockholders, believed to be qualified as candidates for Board membership. The Corporate Governance and Nominating Committee has the authority to retain search firms to assist it in identifying candidates to serve as directors. In addition to any other qualifications the Corporate Governance and Nominating Committee may in its discretion deem appropriate, all director candidates should possess high personal and professional ethics, integrity and values, and should have sufficient time available to devote to service on the Board and Board committees. A majority of the Board must be comprised of independent directors. The Corporate Governance and Nominating Committee also considers diversity, including with respect to gender, ethnicity, culture and experience as a consideration for potential candidates. In identifying and recommending director candidates, the Corporate Governance and Nominating Committee considers each individual’s specific experience and qualifications to determine that individual's desirability and suitability for service on the Company’s Board, and also considers the qualifications and composition of the Board as a whole.

The Corporate Governance and Nominating Committee considers stockholder nominees for directors in the same manner as nominees for director from other sources. Stockholder suggestions for nominees for director should be submitted to the Company’s corporate Secretary no later than the date by which stockholder proposals for action must be submitted (see “Submission of Stockholder Proposals and Director Nominations” below) and should include the following information: (a) the recommending stockholder’s name, address, telephone number and the number of shares of the Company’s common stock held by such individual or entity and (b) the recommended candidate’s biographical data, statement of qualification and written consent to nomination and to serving as a director, if elected.

The current members of the Corporate Governance and Nominating Committee are Messrs. Bruckmann, Karlson and Thomas and Ms. Thompson. Ms. Thompson is the Chair of this committee. The Board has determined in its business judgment that Messrs. Bruckmann, Karlson and Thomas and Ms. Thompson are “independent”, as defined in the applicable NASDAQ listing standards. The Corporate Governance and Nominating Committee held one meeting during 2024.

ESG Committee—The ESG Committee was established by the Board of Directors and operates under a written charter, a copy of which can be found on the Company’s Internet website. The ESG Committee oversees and advises the Board on the Company’s goal setting, strategies and commitments related to sustainability and ESG, including climate risks and opportunities, human rights and human capital management, community and social impact, and diversity and inclusion. The Committee meets with the internal ESG task force and other appropriate members of management regarding significant sustainability and ESG-related events and matters and monitor the Company’s performance related to its sustainability and ESG goal setting, strategies and commitments. The Committee reviews and oversees the policies and procedures used to prepare sustainability and ESG-related statements and disclosures, which are published on our Company’s ESG page of our website, which we created as part of our commitment to advancing our ESG reporting and disclosures, as well as any other duties assigned to it by the Board of Directors. We are committed to environmental stewardship and social responsibility and the ESG Committee continues to oversee actions we take to further these objectives and meet our goals. The current members of the ESG Committee are Messrs. Arnold, Bagley and Galligan, and Mr. Galligan is the Chair of this committee. The ESG Committee held two meetings during 2024.

Finance Committee—The Finance Committee was established by the Board of Directors and operates under a written charter. The Finance Committee oversees and reviews any significant financial affairs and policies of the Company and oversees and monitors all material potential business and financial transactions, as well as any other duties assigned to it by the Board of Directors. The current members of the Finance Committee are Messrs. Bagley, Bruckmann and Engquist, and Mr. Bruckmann is the Chair of this committee. The Finance Committee met twelve times in 2024.

DELINQUENT SECTION 16(a) REPORTS

The rules of the SEC require the Company to disclose late filings of stock transaction reports by its executive officers and directors and by certain beneficial owners of the Company’s common stock. Based on our records and other information, we believe that each of our officers who are subject to Section 16(a), directors and certain beneficial owners of the Company’s common stock complied with all Section 16(a) filing requirements applicable to them during 2024 on a timely basis.

The reports (Forms 3, 4 and 5) filed under Section 16(a) of the Exchange Act reflecting transactions in Company securities are posted on our Internet website by the end of the business day after the report’s filing.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executives serve as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of the Company’s Compensation Committee. None of the Company’s executives serve as a member of the compensation committee of an entity that has an executive officer serving as a member of the Company’s Board of Directors. All of the members of the Compensation Committee served on the Compensation Committee during all of the last completed fiscal year of the Company. No member of the Compensation Committee is a former or current executive officer or employee of the Company or any of its subsidiaries.

Family Relationships

Mr. Engquist’s son, John McDowell Engquist, is an employee of the Company and was appointed as President and Chief Operating Officer of the Company, effective January 1, 2021. The annual total compensation of Mr. Engquist (McDowell) is reported in our Summary Compensation Table.

Mr. Barber’s son and son-in-law are employees of the Company and received compensation totaling $62,943 and $203,587, respectively, for the year ended December 31, 2024.

Item 11. Executive Compensation

2024 DIRECTOR COMPENSATION

The elements of the Company’s compensation program for non-employee directors are as follows:

•
Annual retainers of $100,000 for non-employee directors;
•
Annual stock awards with a grant date fair market value of $95,000 for all non-employee directors; and
•
Committee chair annual retainers of $10,000 for the chairs of the Finance Committee, Corporate Governance and Nominating Committee and ESG Committee, $15,000 for the chair of the Compensation Committee and $20,000 for the chair of the Audit Committee.
•
The Lead Independent Director will receive $25,000 as an annual retainer.

On February 1, 2024, in accordance with the above non-employee director compensation program, Messrs. Arnold, Bagley, Bruckmann, Edsell, Galligan, Karlson and Thomas and Ms. Thompson and Wood each received grants of 1,767 shares of fully vested common stock under the Company’s 2016 Incentive Plan. The determination of the number of shares of common stock to be issued to each non-employee director was based on the Company’s closing stock price on January 31, 2024, the last trading day preceding the grant date, on the NASDAQ, or $53.79 per share. The grants made to non-employee directors in 2024 are described in more detail in the table and footnotes below.

The table below summarizes the compensation paid by the Company to each non-employee director for the year ended December 31, 2024. For the compensation of our employee directors during 2024 (Messrs. Barber and Engquist) see “Summary Compensation Table”.

Director Compensation Tables
Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	All Other Compensation ($)	Total ($)

Paul N. Arnold	115,000	95,047	—	210,047
Gary W. Bagley	125,000	95,047	—	220,047
Bruce C. Bruckmann	110,000	95,047	—	205,047
Patrick L. Edsell	120,000	95,047	—	215,047
Thomas J. Galligan III	110,000	95,047	—	205,047
Lawrence C. Karlson	100,000	95,047	—	195,047
Jacob Thomas	100,000	95,047	—	195,047
Mary P. Thompson	110,000	95,047	—	205,047
Suzanne H. Wood	100,000	95,047	—	195,047

______

(1)
This column reflects fees paid to directors who served as directors in 2024. All non-employee directors received a retainer for the Board and its committees and committee chairmanship retainers as described above. Mr. Engquist did not receive any additional compensation for his service as Executive Chairman of the Board.
(2)
Amounts shown represent the grant date fair value of restricted common stock granted on February 1, 2024 (which fully vested immediately upon issuance) as described above pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“ASC 718”).

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to the Company’s Executive Chairman of the Board (“Executive Chairman”), Chief Executive Officer (“CEO”), Chief Financial Officer and Secretary (“CFO”) and Chief Operating Officer and President (“COO”) (collectively, the named executive officers (“NEOs”)) for 2024 (as presented in the tables which follow this CD&A). The Company did not have any other executive officers during the year ended December 31, 2024.

Executive Summary

The Company’s executive compensation program is designed to attract, retain and motivate a team of highly qualified senior executives who will promote both the near-term and long-term interests of our stockholders, while simultaneously discouraging excessive risk-taking by the Company’s management. The Company seeks to achieve these goals by compensating our executives through a combination of base salary, annual cash bonus opportunities and long-term equity incentive awards. The Company is committed to linking pay to performance on an individual and company-wide basis.

The Company’s compensation policies and decisions during fiscal year 2024 were influenced by a variety of factors, including the macroeconomic conditions within our industry and market, including the NEO’s individual experience, level of responsibility and performance as part of the Company’s senior management team, the recommendation of our Executive Chairman (as applicable) and the Pearl Meyer Study (as defined below), as well as the continued achievements of the Company and executive management team as a whole, including in such areas as operations, cash management, asset management, strategic acquisitions and transactions and their integration, new branch openings and the Company’s other strategic growth initiatives. Based on these factors, the Compensation Committee (the “Committee”) approved salary increases for the CEO, COO and CFO and bonuses for 2024 for each of the NEOs (as further described below).

Compensation Committee

The Committee is currently composed of four non-employee directors, each of whom is an independent director under the NASDAQ listing standards and the SEC rules. The Committee has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. Accordingly, the Committee has overall responsibility for approving and evaluating the various components of the Company’s executive compensation program. The Committee meets at least twice per year (and more often as necessary) to discuss and review the compensation of the NEOs. The Committee annually reviews and approves the compensation of the CEO, Executive Chairman, CFO and COO. In establishing and reviewing compensation for the NEOs, the Committee considers, among other things, the financial results of the Company, recommendations of management, and financial and compensation data for comparable companies.

Beginning in 2014, the Committee engaged Pearl Meyer as the Committee’s independent compensation consultant with respect to compensation matters, and the Committee continued to engage Pearl Meyer during fiscal year 2024. In connection with its engagement by the Committee, Pearl Meyer prepared a compensation study that encompassed all areas of compensation, including salary ranges, bonus plans and long-term incentives (as amended and supplemented, the “Pearl Meyer Study”). Pearl Meyer continued to update and refine its study from time to time at the request of the Compensation Committee. As described below in further detail, the Committee referred to the Pearl Meyer Study in determining 2024 annual bonus opportunities for the NEOs.

The Committee operates under a written charter adopted by the Board of Directors of the Company, which is annually reviewed by the Committee. A copy of this charter is available on our Internet website at www.herentals.com.

Executive Compensation Philosophy and Objectives

The Committee’s goals in structuring the Company’s compensation program for its NEOs are to:

•
provide incentives to achieve Company financial objectives;
•
provide long-term incentives for the executive officers;
•
set compensation levels competitively to attract and retain highly-qualified executives and to motivate them to contribute to the Company’s success; and
•
align the interests of executives with the interests of our stockholders.

The Committee has determined that to achieve these objectives, the Company’s executive compensation program should reward both individual and Company short-term and long-term performance. To this end, the Committee believes that executive compensation arrangements provided by the Company to its executive officers should generally include both cash and stock-based compensation. The Committee has increased the percentage of stock awards to be more heavily weighted to performance based awards, rather than time based awards, and will continue to analyze the appropriate mix of time and performance based stock awards. However, the Committee does not rely on any policy or formula in determining the appropriate mix of cash and equity compensation, nor does it rely on any policy or formula in allocating long-term compensation to different forms of awards.

Setting Executive Compensation; Processes; Role of Management

The Committee also considers corporate performance, the collective performance of the executive management team, an executive’s level of experience and responsibility and an executive’s current and past compensation levels. In addition, the Committee reviews market data for comparable companies to develop a general sense of executive compensation levels at companies with which the Company believes it competes when hiring management employees.

In determining annual bonuses for the NEOs in 2024, the Committee also took into account the Pearl Meyer Study, which provided compensation data for comparable companies. While the Committee considers the Pearl Meyer Study in establishing the compensation for the NEOs as a general check to ensure reasonable market comparability, it does not attempt to expressly benchmark any element of compensation or mix of compensation against any specific peer group of companies or any specific percentile within any such peer group. However, the Committee does periodically review information regarding compensation trends and levels from a variety of sources in making compensation decisions, including supplemental information from Pearl Meyer.

Although the advisory stockholder vote on executive compensation is non-binding, the Committee also considered, and will continue to consider, the outcome of the vote when making compensation decisions for the NEOs. At the 2024 Annual Meeting of Stockholders held on May 16, 2024, approximately 94% of the affirmative votes of shares present, in person or by Proxy and entitled to vote on the matter at the Annual Meeting. The Committee believes that the results of the say-on-pay vote constitute compelling evidence of strong stockholder support of the Company’s existing compensation philosophy and objectives and the Committee’s actions and decisions with respect to NEO compensation, and, therefore, the Committee did not make material changes to its compensation philosophy and objectives as a result of such vote. The Company currently holds a say-on-pay vote on an annual basis in accordance with the preference expressed by our stockholders at our 2023 Annual Meeting.

Clawback Policy

On October 2, 2023, the Board of Directors adopted a Clawback Policy intended to comply with the listing requirements of the NASDAQ. The Clawback Policy requires the Company to clawback erroneously awarded incentive compensation “received” (i.e., earned) by the covered officers during the three fiscal years that precede the date on which the Company determines it is required to prepare a “Big R” or “little r” accounting restatement. The Clawback Policy applies to those officers who are subject to Section 16(a) of the Exchange Act and applies to incentive-based compensation (i.e., compensation that is earned in whole or in part based on the attainment of financial performance measures). A copy of the Clawback Policy is included as an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

2024 Executive Compensation Components

The Company’s executive compensation program is composed of three principal components:

•
base salary;
•
cash bonuses; and
•
long-term incentives, consisting of equity awards.

In making decisions with respect to any element of an NEO’s compensation, the Committee considers the total current compensation that such NEO may be awarded. The Committee’s goal is to provide compensation that is reasonable in relation to the Company’s compensation philosophy and objectives when all elements of potential compensation are considered.

The Company is not party to any employment agreements with its NEOs. The Company entered into restrictive covenant agreements during 2015 with each of Mr. Barber and Ms. Magee and during 2022 with Mr. Engquist (McDowell). Each of the restrictive covenant agreements provides that, during the NEO’s employment with the Company and for a period of 12 months following a termination of employment for any reason, the executive will not engage in any business that competes with the business of the Company, solicit customers or other business relationships of the Company or its affiliates or solicit the services of any person who was an employee or independent contractor of the Company within six months prior to such solicitation. The restrictive covenant agreements also include an assignment of intellectual property rights in favor of the Company and, during employment and for an indefinite period thereafter, require the executive to keep confidential any confidential information relating to the Company or its affiliates and cooperate in Company-related litigation. The agreements also prohibit the executives from making remarks that disparage the Company and its affiliates during employment and for an indefinite period thereafter.

As described in more detail below, in January of 2025, the Compensation Committee approved the terms of severance agreements to be entered into between the Company and each of the NEOs, and in consideration for entering into those severance agreements, the NEOs have agreed to amend their existing restrictive covenant agreements, or enter into new restricted covenant agreement, providing for a non-compete and non-solicit period of 24 months following the NEO’s termination of employment.

Base Salaries

In General. The Company provides NEOs with base salaries as a component of total remuneration to compensate them for services rendered during the relevant fiscal year. In determining base salaries, the Committee takes into account several factors, including:

•
historical information regarding compensation previously paid to NEOs;
•
the individual executive’s experience and level of responsibility; and
•
the performance of the Company and the executive management team.

In addition, the Committee considers base salaries paid by comparable companies. As noted above, the Committee uses peer group data in a general sense to gauge the range of base salary levels of executive officers of such peer group companies in order to assess the reasonableness of the base salaries of the NEOs and does not engage in benchmarking.

In the absence of a promotion or special circumstances, the Committee reviews and approves executive salaries on an annual basis.

Consideration of 2024 Base Salaries. The Committee considered the following factors in setting the NEOs’ base salaries for 2024: the macroeconomic conditions within our industry and market; the Company’s long-term incentive plan design; the mix of cash compensation and long-term equity compensation; the NEOs’ individual experience, level of responsibility and performance as part of the Company’s senior management team; the collective performance of the executive management team as a whole, including in the areas of operations, cash management, asset management, strategic transactions and their integration, new branch openings and the Company’s other growth initiatives; the recommendations of the Executive Chairman for the other NEOs; and the Pearl Meyer Study. Additionally, the Committee considered the changes to the management team of the Company in accordance with its succession plan. Based on these factors, the Committee approved increases in base salary for 2024 for the CEO and CFO in an amount of approximately 3% and for the COO in an amount of approximately 6%. The following table sets forth the NEOs’ base salaries for 2024 and compares them with the NEOs’ base salaries for 2023:

Executive	2024 Base Salary	As Compared to 2023 Base Salary
John M. Engquist	$893,000	no increase from $893,000
Bradley W. Barber (1)	$1,005,000	$30,000 or approximately 3%, increase from $975,000
Leslie S. Magee	$540,000	$15,500 or approximately 3%, increase from $524,500
John McDowell Engquist	$534,000	$30,000 or approximately 6%, increase from $504,000

____________

(1) Mr. Barber’s 2024 base salary was effective as of July 1, 2024.

Annual Bonuses

In General. Annual cash bonuses are included as part of the executive compensation program because the Committee believes that a significant portion of each NEO’s compensation should be contingent on the annual performance of the Company, as well as the collective annual performance of the executive management team. The Committee believes that this structure is appropriate because it aligns the interests of management and stockholders by rewarding executives for strong annual performance by the Company.

The NEOs are eligible for an annual bonus payable at the discretion of the Committee. In determining bonuses, the Committee typically takes into account bonus guidelines that are determined by the Committee in consultation with the Executive Chairman. The guidelines, if adopted, are based on the Company’s achievement of financial targets. The Committee reviews and approves these guidelines after discussion and in consultation with the Executive Chairman. Actual bonus amounts may differ from those provided under the guidelines since the Committee retains full discretion in determining annual bonuses.

After the close of a fiscal year, the Committee generally determines and approves the amount of the annual bonus earned by each NEO for such fiscal year. The bonus is typically paid in February or March following the fiscal year to which the annual bonus relates. At the discretion of the Committee, a portion of the bonus may be deferred, which deferred portion generally will be paid in two equal annual installments over the following two years and accrue interest at the prime rate, which is reset annually each January 1st to the rate then in effect. The Committee determined that a portion of the 2024 discretionary bonuses for the NEOs would be deferred.

Consideration of 2024 Annual Bonus. For fiscal year 2024, the Committee approved bonus guidelines for the NEOs based on the Company’s achievement of specified threshold and target levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and Rental Gross Profit, with a minimum return on gross net assets (ROGNA) level being obtained. For the Committee’s purposes, ROGNA is defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization adjusted for non-recurring items (or Adjusted EBITDA) divided by the sum of the average of gross rental equipment, gross property and equipment and net working capital. The Committee has determined these financial objectives to be the appropriate metrics to use for the 2024 bonus guidelines because EBITDA and Rental Gross Profit are familiar to and targeted by the executive management team and because ROGNA is a metric that demonstrates management’s efficiency at managing assets and costs to generate earnings. These financial objectives are also consistent with the Committee’s compensation philosophy of linking executive performance to the Company’s financial performance.

Under the 2024 bonus guidelines, separate bonus amounts were calculated based on actual EBITDA and Rental Gross Profit levels, as compared to target EBITDA and Rental Gross Profit levels approved by the Committee, provided that a minimum ROGNA level was required to be obtained before any bonus was paid. The Committee believes that a minimum ROGNA level underscores the importance of the NEO’s continued management of Company assets. The bonus ranges based on EBITDA were given a weight of 65% and the bonus ranges based on Rental Gross Profit were given a weight of 35% in determining the recommended bonus amount. The Committee believes the relative weight was appropriate to motivate management to achieve EBITDA at or above the budgeted level, while at the same time managing Company assets. Bonus amounts are calculated as a percentage of base salary and increase incrementally based on increases in EBITDA and Rental Gross Profit as compared to the target EBITDA and Rental Gross Profit levels.

Under the 2024 guidelines, Mr. Engquist, Mr. Barber, Ms. Magee and Mr. Engquist (McDowell) had target bonuses of 100%, 100%, 75% and 75% of their respective base salaries, respectively, and maximum bonus potentials of 200%, 200%, 150% and 150% of their respective base salaries, respectively. The Committee felt that these bonus ranges were set at a level that appropriately reflected the Company’s budgeted targets and the economic landscape. The Company does not publicly disclose specific internal income or operation objectives due to the competitive nature of its industry. In addition, specific targets under the management incentive guidelines are not disclosed because (i) the Committee has discretion with respect to the guidelines and (ii) such disclosure would signal where the Company places its strategic focus and would impair the Company’s ability to gain a competitive advantage from its business plan. In addition, disclosing short-term compensation objectives would contradict the Company’s long-term financial focus and could result in confusion for investors.

As described above, based upon the Company’s 2024 performance, the Committee determined to not pay discretionary cash bonuses to each of Messrs. Engquist, Barber and Engquist (McDowell) and Ms. Magee, and approved bonus amounts of $0 for each of the named executive officers, after taking into account the performance as compared to the bonus plan metrics. Prior year deferred discretionary cash bonus payments, including interest, to the Executive Chairman, CEO, CFO and COO of $864,595, $876,175, $347,687 and $356,212, respectively, are to be paid in cash in February 2025.

Long-Term Incentives

In General. The Committee believes that NEOs should be compensated in part with equity interests in the Company in order to more closely align the long-term interests of stockholders and executives. The Committee also believes that equity awards are an important means of attracting and retaining qualified executives. Accordingly, the Committee provides long-term incentives by means of periodic grants of stock awards under the 2016 Incentive Plan. Stock awards available under the 2016 Incentive Plan include restricted stock, restricted stock units, stock options, deferred stock and other stock-based awards.

All grants of equity compensation to NEOs are made by the Committee, and the Committee determines the size of long-term incentive awards in its discretion based upon a number of factors. The Committee’s decisions regarding whether grants are made and the type and size of any grants may be based upon Company performance, performance of the executive management team, performance of an individual NEO, position held, years of service, level of experience and potential of future contribution to the Company’s success, recommendations of the Executive Chairman, and the Pearl Meyer Study or any other compensation study prepared by the Committee’s independent compensation consultant in the future. In making decisions about future grants, the Committee may also consider long-term incentive grants previously awarded to the NEOs, long-term incentive grants given to other executive officers throughout the Company’s history and grant practices at comparable companies.

2024 Time-Based Restricted Stock Grants (“Restricted Stock”). For 2024, the Committee approved grants of time-based restricted stock as follows, effective August 1, 2024: Mr. Engquist — 9,108 shares; Mr. Barber — 32,504 shares; Ms. Magee — 6,405 shares; and Mr. Engquist (McDowell) — 6,596 shares. When awarding grants to the NEOs, the Committee considered a variety of factors, as discussed above, including the performance of the executive management team and management’s leadership during the macroeconomic conditions in our industry and market.

Each of these awards vests in equal annual installments on the first, second and third anniversaries of the date of grant, conditioned on the executive’s continued employment with the Company on the applicable vesting date. The Committee believes that this vesting schedule serves to motivate and retain the recipients, providing continuing benefits to the Company beyond those achieved in the year of grant. Each of the awards granted to Messrs. Engquist, Barber and Engquist (McDowell) and Ms. Magee will also vest in full upon a change in control of the Company, as described in more detail below under the heading “— Potential Payments Upon Termination or Change in Control.”

Under the terms of these awards, in the event that an NEO’s employment with the Company is terminated for any reason, such NEO will forfeit all of his or her unvested shares of restricted stock. In addition, in the event that an NEO’s employment with the Company is terminated for cause, such NEO will forfeit all of his or her vested and unvested shares of restricted stock.

2024 Performance-Based Restricted Stock Unit Grants (“RSU”). In 2015, the Committee introduced a new component of its long-term equity-based incentive program by making grants of restricted stock units, or RSUs, the vesting of which is based entirely upon the achievement of performance goals, as described below. The purpose of granting performance-based RSUs was to more closely align the interests of the Company’s NEOs with its stockholders, while being mindful of creating inappropriate incentives for executives to engage in excessive risk-taking, by increasing the role that long-term equity incentives play in the Company’s overall compensation program and making such equity incentives subject to the achievement of the Company’s financial performance over a three-year period.

For 2024, the Committee approved grants of RSUs with target share amounts as follows, effective August 1, 2024: Mr. Engquist — 13,663 shares; Mr. Barber — 39,196 shares; Ms. Magee — 9,560 shares; and Mr. Engquist (McDowell) — 9,942 shares. When awarding grants of RSUs to the NEOs, the Committee considered a variety of factors, as discussed above with respect to the restricted stock component.

The RSUs may vest with respect to a number of shares that is between 0% and 200% of the target number of shares specified in the applicable award agreement. Vesting of RSUs occurs at the end of the three-year performance period, ending on December 31, 2026, based upon a weighted average of the Company’s achievement of pre-determined goals, during each of the three years of the performance period, with respect to the Company’s EBITDA growth (40% weighting) and ROGNA performance (60% weighting). The Committee reevaluates these components and weightings each year, and may elect to change one or more components or the associated weightings in future years in an effort to better align the quantitative goals with the plan’s purpose.

If the threshold level of performance is not achieved, none of the RSUs will vest at the end of the performance period. If the minimum threshold level of performance is achieved, 20% of the shares subject to the award will vest. If the target level of performance is achieved, 100% of the shares subject to the award will vest. If the maximum level of performance is achieved, 200% of the shares subject to the award will vest. If performance during any fiscal year falls between the minimum and target performance levels, or between the target and maximum performance levels, with respect to any of the three performance categories, the weighting for that category will be determined by linear interpolation.

Under the terms of the award agreements, at the conclusion of the performance period, the grants of RSUs shall be settled exclusively in shares of the Company. The RSU grants do not automatically vest if a change in control of the Company occurs prior to the end of the performance period. Further, if the executive’s employment terminates for any reason prior to the end of the performance period, all RSUs subject to the award will be forfeited with no compensation due to the executive.

The Committee determined the approximate amount of the long-term incentive awards and awarded shares of restricted stock and RSUs that had a fair market value on the date of grant that approximated such amount. The approximate grant date fair market value of the restricted stock and RSUs granted to each executive in 2024 are reflected in the following table:

Executive	Restricted Stock (# shares)	Restricted Stock ($) (1)	Minimum RSUs (#)	Minimum RSUs ($) (1)	Target RSUs (#)	Target RSUs ($) (1)	Maximum RSUs (#)	Maximum RSUs ($) (1)
John M. Engquist	9,108	476,348	2,733	142,936	13,663	714,575	27,326	1,429,150
Bradley W. Barber	32,504	1,699,959	7,839	409,980	39,196	2,049,951	78,392	4,099,902
Leslie S. Magee	6,405	334,982	1,912	99,998	9,560	499,988	19,120	999,976
John McDowell Engquist	6,596	344,971	1,988	103,972	9,942	519,967	19,884	1,039,933
____________

(1)
Dollar amount represents the fair value of shares underlying the award on August 1, 2024, the grant date of the award, based on the per-share closing price of the Company’s common stock on July 31, 2024, the last trading day immediately preceding the grant date, of $52.30.

The Compensation Committee does not have a formal written policy relating to the grant of equity-based awards, but maintains a general policy with respect to its equity grant practices. The Compensation Committee approves annual long-term incentive awards for employees at approximately the same time every year, with awards granted effective in August each year, and the number of awards being granted being based on the closing price of our common stock on the last business day preceding the grant date. Our long-term incentive compensation does not currently include stock option grants and the Company has not granted stock options in recent years. Outside of the annual grant cycle, the Company may make grants of restricted shares in connection with a new hire package or other off-cycle awards. Equity awards are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of equity grant dates.

Stock Ownership/Retention Guidelines. The Company does not require its NEOs to maintain a minimum ownership interest in the Company.

Other Compensation and Perquisite Benefits

401(k) Plan. In addition to the principal categories of compensation described above, the NEOs are eligible to participate in the Company’s broad-based health and welfare benefit plans on the same terms and conditions as are available to all employees generally, including medical, dental, disability and life insurance. The Company also sponsors a 401(k) plan. The 401(k) plan is a tax-qualified retirement savings plan pursuant to which all employees, including the NEOs, are able to contribute to the 401(k) plan up to the limit prescribed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company makes a matching contribution of 50% of the first 10% of pay contributed by the employee to the 401(k) plan, subject to a Company match annual maximum amount. All contributions made by a participant vest immediately and matching contributions made by the Company vest over the employee’s first five years of eligible service, in annual increments of 25% beginning after the employee has completed two years of eligible service.

These benefits are not tied to any individual or corporate performance objectives and are intended to be part of an overall competitive compensation program.

Other Benefits and Perquisites. The NEOs are not generally entitled to benefits that are not otherwise available to all of our employees. In this regard it should be noted that the Company does not provide pension arrangements (other than the 401(k) plan), nonqualified deferred compensation plans, post-retirement health coverage or similar benefits for its executives. However, the NEOs are entitled to short-term and long-term disability benefits, annual automobile allowances and other automobile benefits, such as fuel costs, which are noted in the “All Other Compensation” column in the Summary Compensation Table shown below.

Mr. Engquist does not receive an annual automobile allowance. Instead, Mr. Engquist is given use of an automobile which the Company purchased in 2024. The Company also provides Mr. Engquist with certain automobile benefits, such as fuel and maintenance costs, in connection with his use of this automobile. The Company and the Committee believe that the benefits described above are consistent with the goal of attracting and retaining superior executive talent. No NEO is entitled to be “grossed up” by the Company in connection with taxes incurred by the NEO in connection with the receipt of these perquisites.

Tax and Accounting Implications

Deductibility of Certain Compensation

Section 162(m) of the Code limits the amounts that may be deducted (for federal income tax purposes) by a public company for compensation paid to certain individuals to $1,000,000, except that, in 2017 and prior years, compensation in excess of the $1,000,000 threshold could be deducted if it met the requirements to be considered “qualifying performance-based compensation” within the meaning of Section 162(m) of the Code.

The Tax Cuts and Jobs Act, passed by Congress in December 2017, eliminated the “performance-based” compensation exemption under Section 162(m) of the Code. Therefore, for 2018 and subsequent years, compensation paid to our CEO, our CFO, our COO and to any other NEOs (each, a “covered employee”) generally will not be deductible for federal income tax purposes to the extent such compensation exceeds $1,000,000, regardless of whether such compensation would have been considered “performance-based” under prior law. This limitation on deductibility applies to each individual who is a “covered employee” (as defined in Section 162(m) of the Code) in 2017 or who becomes a covered employee in any future year, and continues to apply to each such individual for all future years, regardless of whether such individual remains an NEO. There is, however, a transition rule that allows “performance-based” compensation in excess of $1,000,000 to continue to be deductible if the remuneration is provided pursuant to a binding contract which was in effect on November 2, 2017 and which was not subsequently materially modified.

The Committee believes that our stockholders’ interests are best served by not restricting the Committee’s discretion in structuring compensation programs, and thus the Committee intends to maintain flexibility to pay compensation that is not entirely deductible when the best interests of the Company make that advisable. In approving the amount and form of compensation for the NEOs, the Committee will continue to consider all elements of the cost to the Company of providing such compensation, including the potential impact of Section 162(m) of the Code.

Section 409A

Section 409A of the Code imposes a 20% additional tax and interest on the recipient of “nonqualified deferred compensation” that fails to satisfy the requirements of Section 409A of the Code with respect to the timing of deferral elections, the timing of payments and certain other matters. Accordingly, as a general matter, the Company attempts to structure its compensation and benefit plans and arrangements for all of its employees, including the NEOs, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code. No NEO is entitled to be “grossed up” by the Company for any additional tax or interest imposed on the executive by Section 409A of the Code as a result of any compensation that is not exempt from, and does not satisfy the requirements of, Section 409A of the Code.

Section 280G

Section 280G of the Code imposes certain penalties on “excess parachute payments” made to certain executives and highly-compensated employees in connection with a change in control. Stock options or restricted stock awards that are accelerated upon the occurrence of a change in control of the Company may give rise, in whole or in part, to “excess parachute payments” within the meaning of Section 280G of the Code. The Company is not permitted to take a deduction for any “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on the recipients of such payments. As described in more detail below under the heading “— Potential Payments Upon Termination or Change in Control,” certain awards under the 2016 Incentive Plan to the NEOs will vest upon a change in control of the Company and, therefore, may give rise, in whole or in part, to an “excess parachute payment.” No NEO is entitled to be “grossed up” by the Company for any excise tax incurred by the NEO as a result of an “excess parachute payment.”

Accounting Implications

The Committee considers the potential accounting impact in connection with equity compensation matters; however, these considerations do not significantly affect decisions on grants of equity compensation.

Compensation Risk Assessment

The Committee conducted an assessment of risks associated with the Company’s compensation policies and practices for the year ended December 31, 2024. This assessment included the: (i) review of programs, plans, policies, procedures and practices relating to the components of executive officer and employee compensation; (ii) review of incentive-based equity and cash compensation; (iii) identification of compensation design features that could potentially encourage excessive or imprudent risk taking; (iv) identification of business risks that these features could potentially encourage; (v) consideration of the presence or absence of controls, oversight or other factors that mitigate potential risks; (vi) assessment of potential risks; and (vii) consideration of the potential for such risks to result in a material adverse effect on the Company and its subsidiaries taken as a whole. Based on the assessment and factors described above, the Committee has determined that there are no risks arising from the Company’s compensation policies and practices for its executive officers and employees that are reasonably likely to have a material adverse effect on its business or operations.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of our NEOs for the fiscal years ended December 31, 2024, 2023 and 2022.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
John M. Engquist	2024	893,000	—	1,190,923	—	74,925	2,158,848
Executive Chairman	2023	893,000	1,542,817	1,190,938	—	89,962	3,716,717
of the Board	2022	893,000	1,786,000	1,890,961	—	95,964	4,665,925
Bradley W. Barber	2024	988,846	—	3,749,910	—	106,371	4,845,127
Chief Executive Officer	2023	907,692	1,684,487	3,599,924	—	103,733	6,295,836
and Director	2022	815,308	1,700,000	2,729,978	—	89,527	5,334,813
Leslie S. Magee	2024	539,404	—	834,970	—	42,858	1,417,232
Chief Financial Officer	2023	523,712	634,317	794,914	—	50,209	2,003,152
and Secretary	2022	503,433	705,600	1,138,173	—	50,375	2,397,581
John McDowell Engquist	2024	532,846	—	864,938	—	41,269	1,439,053
Chief Operating Officer	2023	503,077	653,063	609,970	—	44,847	1,810,957
and President	2022	478,308	720,000	879,950	—	43,212	2,121,470

____________

(1)
Amounts represent base salaries paid for the NEOs for each applicable fiscal year before any reduction for contributions to any retirement plan of the Company.
(2)
The 2023 bonus for each NEO was paid approximately 60% in cash during the first quarter of 2024. The remaining amount is to be paid in equal installments during the first quarter of 2025 and the first quarter of 2026, together with accrued interest on the unpaid balances at the prime rate in effect on January 1st of the then-current year.

The 2022 bonus for each NEO was paid approximately 50% in cash during the first quarter of 2023. The remaining amount is to be paid in equal installments during the first quarter of 2024 and the first quarter of 2025, together with accrued interest on the unpaid balances at the prime rate in effect on January 1st of the then-current year.

(3)
The amounts reported for each of the NEOs in “Stock Awards” are shown below. For additional discussion of the Company’s accounting policies for restricted stock and performance-based RSUs, see Note 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Name	Year	Restricted Stock ($) (a)	Performance-Based RSUs ($) (b)	Total ($)
John M. Engquist	2024	476,348	714,575	1,190,923
	2023	476,375	714,563	1,190,938
	2022	1,116,830	774,131	1,890,961
Bradley W. Barber	2024	1,699,959	2,049,951	3,749,910
	2023	1,699,960	1,899,964	3,599,924
	2022	1,605,497	1,124,481	2,729,978
Leslie S. Magee	2024	334,982	499,988	834,970
	2023	317,956	476,958	794,914
	2022	666,988	471,185	1,138,173
John McDowell Engquist	2024	344,971	519,967	864,938
	2023	233,184	376,786	609,970
	2022	503,181	376,769	879,950

_______________

(a)
Amounts represent the grant date fair value (computed in accordance with ASC 718) of restricted stock granted in 2024, 2023 and 2022.
(b)
Amounts represent the grant date fair value of the target number of shares underlying the performance-based RSUs granted in 2024, 2023 and 2022. Maximum grant values for performance-based RSUs granted to the NEOs in 2024, 2023 and 2022 are as follows: Mr. Engquist: $1,429,150 (2024), $1,429,126 (2023) and $1,548,261 (2022); Mr. Barber: $4,099,902 (2024), $3,799,928 (2023) and $2,248,961 (2022); Ms. Magee: $999,976 (2024), $953,917 (2023) and $942,370 (2022); and Mr. Engquist (McDowell): $1,039,933 (2024), $753,573 (2023) and $753,539 (2022).
(4)
The amounts reported for each of the NEOs in “All Other Compensation” are shown below:

Name	Year	Dividends Received on Unvested Company Stock ($)(a)	Perquisites and Other Personal Benefits ($)(b)	Insurance Premiums ($)(c)	Company Contributions to 401(k) Plan ($)	Total ($)
John M. Engquist	2024	33,748	30,178	4,499	6,500	74,925
	2023	47,317	31,563	4,582	6,500	89,962
	2022	50,340	34,575	4,549	6,500	95,964
Bradley W. Barber	2024	77,551	17,210	5,110	6,500	106,371
	2023	74,707	17,933	4,593	6,500	103,733
	2022	59,080	19,616	4,331	6,500	89,527
Leslie S. Magee	2024	21,357	11,695	3,306	6,500	42,858
	2023	28,465	11,997	3,247	6,500	50,209
	2022	28,918	11,893	3,064	6,500	50,375
John McDowell Engquist	2024	16,865	14,622	3,282	6,500	41,269
	2023	20,586	14,604	3,157	6,500	44,847
	2022	19,390	14,357	2,965	6,500	43,212

_______________

(a)
Amounts represent Company common stock dividends received by the NEOs on unvested restricted stock previously granted pursuant to the 2016 Incentive Plans. The Company as a matter of practice has paid its quarterly dividends on all outstanding common stock, which includes outstanding unvested restricted stock granted to all employees of the Company (including NEOs).
(b)
Amounts shown in this column include the automobile-related perquisites for each NEO as set forth in the table below.
(c)
Includes payments by the Company on behalf of the NEOs of long-term disability, short-term disability and life insurance premiums.

Name	Year	Company Provided Automobile ($) (d)	Automobile Allowance ($)	Other Automobile Benefits ($) (e)	Total Perquisites and Other Personal Benefits ($)
John M. Engquist	2024	24,500	—	5,678	30,178
	2023	24,900	—	6,663	31,563
	2022	24,900	—	9,675	34,575
Bradley W. Barber	2024	—	9,000	8,210	17,210
	2023	—	9,000	8,933	17,933
	2022	—	9,000	10,616	19,616
Leslie S. Magee	2024	—	9,000	2,695	11,695
	2023	—	9,000	2,997	11,997
	2022	—	9,000	2,893	11,893
John McDowell Engquist	2024	—	9,000	5,622	14,622
	2023	—	9,000	5,604	14,604
	2022	—	9,000	5,357	14,357

___________

(d)
The value of Mr. Engquist’s Company-provided automobile is calculated based on 100% of the annual lease value of the automobile.
(e)
Includes fuel and maintenance costs.

2024 GRANTS OF PLAN-BASED AWARDS TABLE

The table below sets forth information regarding grants of plan-based awards made to each of the NEOs during 2024.

			Estimated Future Payouts under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock and
Name	Grant Date of Equity Award		Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)(4)	Option Awards ($)(5)
John M. Engquist	08/01/24	(1)	—	—	—	9,108	476,348
	08/01/24	(2)	2,733	13,663	27,326	—	714,575
Bradley W. Barber	08/01/24	(1)	—	—	—	32,504	1,699,959
	08/01/24	(2)	7,839	39,196	78,392	—	2,049,951
Leslie S. Magee	08/01/24	(1)	—	—	—	6,405	334,982
	08/01/24	(2)	1,912	9,560	19,120	—	499,988
John McDowell	08/01/24	(1)	—	—	—	6,596	344,971
Engquist	08/01/24	(2)	1,988	9,942	19,884	—	519,967

_______________

(1)
Grant of restricted stock.
(2)
Grant of performance-based RSUs.
(3)
These amounts represent the range of stock-based compensation that might be realized under the 2024 grants of performance-based RSUs granted under the 2016 Incentive Plan. The potential payouts are based on performance and are therefore at risk. The performance measures are based upon the Company’s achievement of pre-determined goals with respect to the Company’s financial performance over a three-year performance period, as described in “Compensation Discussion and Analysis – Long-Term Equity Incentives” above. The performance-based RSUs granted in 2024 will vest on December 31, 2026, subject to the level of achievement of pre-determined performance goals, and further conditioned on the NEO’s continuous employment through such date. Performance-based RSUs do not automatically vest upon a “change in control” of the Company. Performance-based RSUs will be settled in shares of the Company.
(4)
Represents shares of restricted stock granted in fiscal year 2024 under the 2016 Incentive Plan. One-third of the shares subject to the awards will vest on each of the first three anniversaries of the grant date, conditioned on the NEO’s continued employment with the Company through the applicable vesting date.
(5)
Amounts reported in this column represent, (i) with respect to each restricted stock award, the product of (x) the number of restricted shares, multiplied by (y) the per-share closing price of the Company’s common stock on July 31, 2024, the last trading date immediately preceding the grant date ($52.30), and (ii) with respect to each performance-based RSU award, the product of (x) the number of target shares underlying such award, multiplied by (y) the per-share closing price of the Company’s common stock on July 31, 2024, the last trading day immediately preceding the grant date ($52.30).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2024 TABLE

The table below sets forth the number of securities underlying outstanding plan awards for each NEO as of December 31, 2024.

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
John M. Engquist	10,414	(2)	509,869
	6,538	(3)	320,100
	9,108	(4)	445,928
				21,654	(5)	1,060,180
				14,709	(6)	720,153
				13,663	(7)	668,940
Bradley W. Barber	14,970	(2)	732,931
	23,329	(3)	1,142,188
	32,504	(4)	1,591,396
				31,454	(5)	1,539,988
				39,110	(6)	1,914,826
				39,196	(7)	1,919,036
Leslie S. Magee	6,219	(2)	304,482
	4,364	(3)	213,661
	6,405	(4)	313,589
				13,180	(5)	645,293
				9,818	(6)	480,689
				9,560	(7)	468,058
John McDowell Engquist	4,692	(2)	229,720
	3,200	(3)	156,672
	6,596	(4)	322,940
				10,539	(5)	515,989
				7,756	(6)	379,734
				9,942	(7)	486,760

_______________

(1)
Dollar values are based on the closing price of the Company’s common stock on December 31, 2024, the last trading day of 2024, or $48.96 per share.
(2)
Represents restricted stock grants made on August 1, 2022 under the 2016 Incentive Plan. The number of shares that will vest based on each NEO’s continued employment and the applicable vesting dates are reported in the supplemental table below.
(3)
Represents restricted stock grants made on August 1, 2023 under the 2016 Incentive Plan. The number of shares that will vest based on each NEO’s continued employment and the applicable vesting dates are reported in the supplemental table below.
(4)
Represents restricted stock grants made on August 1, 2024 under the 2016 Incentive Plan. The number of shares that will vest based on each NEO’s continued employment and the applicable vesting dates are reported in the supplemental table below.
(5)
Represents the target number of performance-based restricted stock units granted on August 1, 2022 under the 2016 Incentive Plan. The actual number of shares that vest in accordance with such award is subject to the level of achievement and calculation finalization of certain performance goals over a three-year performance period ending December 31, 2024, as described in “—Long Term Incentives—2022 Performance-Based Restricted Stock Unit Grants” in the Company’s 2022 Proxy Statement.
(6)
Represents the target number of performance-based restricted stock units granted on August 1, 2023 under the 2016 Incentive Plan. The actual number of shares that vest in accordance with such award is subject to the level of achievement of certain performance goals over a three-year performance period ending December 31, 2025, as described in “—Long Term Incentives—2023 Performance-Based Restricted Stock Unit Grants” in the Company’s 2023 Proxy Statement.
(7)
Represents the target number of performance-based restricted stock units granted on August 1, 2024 under the 2016 Incentive Plan. The actual number of shares that vest in accordance with such award is subject to the level of achievement of certain performance goals over a three-year performance period ending December 31, 2026, as described above in “—Long Term Incentives—2024 Performance-Based Restricted Stock Unit Grants”.

Supplemental Vesting Table for Restricted Stock and Restricted Stock Units

Name	Grant Date		Vesting Date		Number of Shares Vesting (#) (3)
John M. Engquist	08/01/22		08/01/25		10,414
	08/01/23		08/01/25		3,269
			08/01/26		3,269
	08/01/24		08/01/25		3,036
			08/01/26		3,036
			08/01/27		3,036
	08/01/22	(1)	12/31/24	(2)	21,654
	08/01/23	(1)	12/31/25		14,709
	08/01/24	(1)	12/31/26		13,663

Bradley W. Barber	08/01/22		08/01/25		14,970
	08/01/23		08/01/25		11,664
			08/01/26		11,665
	08/01/24		08/01/25		10,834
			08/01/26		10,835
			08/01/27		10,835
	08/01/22	(1)	12/31/24	(2)	31,454
	08/01/23	(1)	12/31/25		39,110
	08/01/24	(1)	12/31/26		39,196

Leslie S. Magee	08/01/22		08/01/25		6,219
	08/01/23		08/01/25		2,182
			08/01/26		2,182
	08/01/24		08/01/25		2,135
			08/01/26		2,135
			08/01/27		2,135
	08/01/22	(1)	12/31/24	(2)	13,180
	08/01/23	(1)	12/31/25		9,818
	08/01/24	(1)	12/31/26		9,560

John McDowell Engquist	08/01/22		08/01/25		4,692
	08/01/23		08/01/25		1,600
			08/01/26		1,600
	08/01/24		08/01/25		2,198
			08/01/26		2,199
			08/01/27		2,199
	08/01/22	(1)	12/31/24	(2)	10,539
	08/01/23	(1)	12/31/25		7,756
	08/01/24	(1)	12/31/26		9,942

_______________

(1)
Represents an award of performance-based RSUs.
(2)
Represents target number of performance-based RSUs at vest subject to finalization and approval of award calculation as of December 31, 2024. The award resulted in a payout at 147%.
(3)
With respect to any award of performance-based RSUs, this column reflects the target number of shares subject to such award. The actual number of shares that vest in accordance with such award is subject to the level of achievement of certain performance goals over a three-year performance period.

2024 OPTION EXERCISES AND STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
John M. Engquist
	4,667	(1)	214,682
	10,413	(2)	507,946
	3,268	(3)	159,413
	39,043	(4)	2,295,338
Bradley W. Barber
	5,266	(1)	242,236
	14,970	(2)	730,237
	11,664	(3)	568,970
	44,057	(4)	2,590,111
Leslie S. Magee
	2,860	(1)	131,560
	6,219	(2)	303,363
	2,181	(3)	106,389
	23,929	(4)	1,406,786
John McDowell Engquist
	1,991	(1)	91,586
	4,692	(2)	228,876
	1,600	(3)	78,048
	16,652	(4)	978,971

__________________

(1)
Represents a restricted stock grant on August 2, 2021 to each of Mr. Engquist (13,999 shares), Mr. Barber (15,797 shares), Ms. Magee (8,580 shares) and Mr. Engquist (McDowell) (5,971 shares) under the 2016 Incentive Plan. One-third of the shares subject to each grant vested on August 2, 2024. Dollar values are based on the closing price of the Company’s common stock on August 2, 2024 of $46.00 per share.
(2)
Represents a restricted stock grant on August 1, 2022 to each of Mr. Engquist (31,240 shares), Mr. Barber (44,909 shares), Ms. Magee (18,657 shares) and Mr. Engquist (McDowell) (14,075 shares) under the 2016 Incentive Plan. One-third of the shares subject to each grant vested on August 1, 2024. Dollar values are based on the closing price of the Company’s common stock on August 1, 2024 of $48.78 per share.
(3)
Represents a restricted stock grant on August 1, 2023 to each of Mr. Engquist (9,806 shares), Mr. Barber (34,993 shares), Ms. Magee (6,545 shares) and Mr. Engquist (McDowell) (4,800 shares) under the 2016 Incentive Plan. One-third of the shares subject to each grant vested on August 1, 2024. Dollar values are based on the closing price of the Company’s common stock on August 1, 2024 of $48.78 per share.
(4)
Represents a performance-based RSU grant on August 1, 2021 that vested on December 31, 2023. The actual number of shares that vested was determined in accordance with such award based upon the level of achievement of certain performance goals over a three-year performance period. Dollar values are based on the closing price of the Company’s common stock on March 4, 2024 (the issuance date) of $58.79 per share.

2024 PAY RATIO

In accordance with Item 402(u) of Regulation S-K, we have calculated a pay ratio of Mr. Barber, the Company’s Chief Executive Officer during 2024, and the median of the annual total compensation of all Company employees for 2024. This ratio was determined to be 71:1 and was calculated using the annual total compensation of Mr. Barber as reported in the Total column of our 2024 Summary Compensation Table of $4,845,127, compared to the median of the annual total compensation of all employees, excluding Mr. Barber, of $68,134.

To identify our median employee, we began with our entire active employee population of 2,780 as of December 31, 2024 (the “determination date”). To identify the median employee from a compensation perspective, we used total compensation as reflected in our payroll records and as reported to the Internal Revenue Service on the applicable form W-2s. Compensation was annualized for part-time employees and full-time employees who were employed less than a full year. Using this methodology, we determined that our median employee works as a driver at our branch in Chattanooga, Tennessee. We then determined the median employee’s annual total compensation for 2024 in accordance with the rules applicable to the compensation elements included in the Summary Compensation Table and compared such compensation to the compensation of Mr. Barber, as reported in the Summary Compensation Table.

The SEC rules allow companies to use estimates, assumptions, adjustments, statistical sampling and unique definitions of compensation to identify the median employee and calculate the pay ratio. Our estimated pay ratio may not be comparable to other companies because of the differences in how pay ratios may be calculated at other companies.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Payments Upon Termination of Employment. None of our NEOs are, or were at any time during the 2024 fiscal year, party to an employment agreement, severance agreement or any other type of agreement which provides benefits upon a termination of employment. Upon termination of employment for any reason, all unvested shares of restricted stock and RSUs will be forfeited with no compensation due to the executive.

In February 2025, and the Company and the NEOs each entered into an Executive Severance Agreement. The Executive Severance Agreements provide for the following severance payments and benefits in the event that an NEO’s employment is terminated by the Company (or its successor) without “Cause” or an NEO resigns for “Good Reason”, in either case, within two years following a “change in control”: (i) a lump sum amount equal to two-times the NEO’s then-current base salary and target annual bonus for the year of termination (not taking into account any reductions that may give rise to a claim of “Good Reason”), and (ii) if continuation coverage is timely elected under COBRA, continued payment by the Company or an affiliate of the Company of the employer-portion of COBRA premiums for up to 18 months following the date of termination of the NEO’s employment (collectively, the “Severance Benefits”). The NEO’s receipt of the Severance Benefits is subject to the NEO’s execution and non-revocation of an effective release of claims, and continued compliance with restrictive covenants. In connection with entering into the Executive Severance Agreements, the NEOs and the Company modified the NEOs’ existing restrictive covenant arrangements (and with respect to the Executive Chairman, entered into a new restrictive covenant agreement), providing for a non-compete and non-solicit period of two years following the employment termination date.

For purposes of the Executive Severance Agreements, “Good Reason” is defined to include (i) a material diminution in the NEO’s base salary or target annual bonus opportunity; (ii) any material diminution in the NEO’s position, authority, responsibilities or reporting line; (iii) the Company’s material breach of the Executive Severance Agreement or any other agreement with NEO; or (iv) a relocation of the NEO’s primary work location by more than 25 miles from the NEO’s primary work location. The Executive Severance Agreements provide that, subject to the applicable NEO’s continued employment with the Company through the Closing, and subject to and contingent upon the occurrence of the Closing, the NEOs’ employment will terminate at the Closing (or such later date agreed to between United Rentals and the applicable NEO) and such termination will constitute a termination for “Good Reason” under the Executive Severance Agreements.

Payments Upon Change in Control. Each restricted stock award granted under the 2016 Incentive Plan to our NEOs provides for immediate vesting of all unvested shares of restricted stock in the event of a “change in control.” If a “change in control” occurred on December 31, 2024, 26,060, 70,803, 16,988 and 14,488 shares of restricted stock would have vested for Mr. Engquist, Mr. Barber, Ms. Magee and Mr. Engquist (McDowell), respectively. Based on the closing price of our common stock on December 31, 2024 of $48.96 per share, the value of such shares held by Mr. Engquist, Mr. Barber, Ms. Magee and Mr. Engquist (McDowell) would have been $1,275,897, $3,466,515, $831,732 and $709,332, respectively. Upon a change in control, awards of performance-based RSUs do not automatically vest; however, the Compensation Committee may, in its discretion, fully vest such award, cause the surviving corporation to assume or replace such award with a comparable award or take any other action with respect to the vesting of such award as permitted under the 2016 Incentive Plan. If a “change in control” occurred on December 31, 2024 and assuming the target performance-based RSUs were discretionarily vested, 50,026, 109,760, 32,558 and 17,698 shares of RSUs would have vested for Mr. Engquist, Mr. Barber, Ms. Magee and Mr. Engquist (McDowell), respectively. Based on the closing price of our common stock on December 31, 2024 of $48.96 per share, the value of such shares held by Mr. Engquist, Mr. Barber, Ms. Magee and Mr. Engquist (McDowell) would have been $2,449,273, $5,373,850, $1,594,040 and $866,494, respectively.

Generally, a “change in control” is defined under the 2016 Incentive Plan as:

•
The acquisition of 35% or more of the Company’s voting securities;
•
A change in the composition of a majority of the Board of Directors;
•
A merger or consolidation where the Company’s stockholders immediately before the merger or consolidation own 70% or less of the voting power of the surviving corporation immediately after the merger or consolidation;
•
A complete liquidation or dissolution of the Company, or a sale of substantially all of its assets; or
•
A share exchange in which the stockholders of the Company immediately before such exchange own 70% or less of the voting power of the corporation resulting from such exchange.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND DIRECTORS, DIRECTOR NOMINEES AND OFFICERS

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of February 21, 2025, by (i) each person, or group of affiliated persons who is known by the Company to own more than 5% of its common stock, (ii) each of the Company’s directors and named executive officers and (iii) all directors and executives of the Company as a group. The information provided in the table is based on our records, information filed with the SEC and information provided to the Company.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, except as set forth in the footnotes to the following table and subject to appropriate community property laws, the persons in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Unless otherwise noted, the address of each person listed below is c/o H&E Equipment Services, Inc., 7500 Pecue Lane, Baton Rouge, Louisiana 70809.

	Amount and Nature of Beneficial Ownership
	Shares	Percentage
Stockholders of 5% or more (excludes Directors and Executive Officers)
The Vanguard Group (1)	3,679,763	10.1%
BlackRock, Inc. (2)	2,848,619	7.8%
Clearbridge Investments LLC (3)	2,119,455	5.8%
Macquarie Group Limited (4)	2,243,103	6.1%
American Century Investment Management, Inc. (5)	2,134,252	5.8%
Directors (except Messrs. Barber and Engquist)
Bruce C. Bruckmann (6)	1,048,245	2.9%
Paul N. Arnold (7)	75,279	*
Gary W. Bagley (7)	55,223	*
Lawrence C. Karlson (8)	50,619	*
Patrick L. Edsell (9)	37,234	*
Thomas J. Galligan III (7)	37,034	*
Mary P. Thompson (7)	12,491	*
Jacob Thomas (7)	4,706	*
Suzanne H. Wood (7)	2,839	*
Named Executive Officers
John M. Engquist (10)	2,479,707	6.8%
Bradley W. Barber (10)	215,886	*
Leslie S. Magee (10)	136,613	*
John McDowell Engquist (10)	449,197	*
All executive officers and directors as a group (13 persons)	4,605,073	12.6%

_____________

* Less than 1%.

(1)
The shares reported herein are beneficially owned by The Vanguard Group (“Vanguard”). Shares beneficially owned is based solely on the Schedule 13F filed with the SEC on February 11, 2025 by Vanguard, which provides beneficial ownership as of December 31, 2024. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(2)
The shares reported herein are beneficially owned by BlackRock, Inc. (“BlackRock”). Shares beneficially owned is based solely on the Schedule 13F filed with the SEC on February 7, 2025 by BlackRock, which provides beneficial ownership as of December 31, 2024. The address of BlackRock is 55 East 52ndStreet, New York, NY 10055.
(3)
The shares reported herein are beneficially owned by Clearbridge Investments, LLC (“Clearbridge”). Shares beneficially owned is based solely on the Schedule 13G amendment filed with the SEC on February 11, 2025 by Clearbridge, which provides beneficial ownership as of December 31, 2024. Clearbridge has sole dispositive power with respect to 2,119,455 shares and sole voting power with respect to 2,035,399 shares. The address of Clearbridge is 620 8th Avenue, New York, NY 10018.
(4)
The shares reported herein are beneficially owned by Macquarie Group Limited, Macquarie Management Holdings Inc., and Macquarie Investment Management Business Trust. Shares beneficially owned is based solely on the Schedule 13F filed with the SEC on February 14, 2025, which provides beneficial ownership as of December 31, 2024. The principal business address of Macquarie Group Limited is

50 Martin Place Sydney, New South Wales, Australia. The principal business address of Macquarie Investment Management Holdings Inc. and Macquarie Investment Management Business Trust is 610 Market Street, Philadelphia, PA 19106.
(5)
The shares reported herein are beneficially owned by American Century Investment Management, Inc. (“American Century”). Shares beneficially owned is based solely on the Schedule 13G jointly filed with the SEC on February 14, 2025 by American Century, which provides beneficial ownership as of December 31, 2024. American Century has sole dispositive power with respect to 2,134,252 shares and sole voting power with respect to 1,949,383 shares. The address of American Century is 4500 Main Street, Kansas City, MO 64111.
(6)
Includes the February 3, 2025 restricted stock grant of 1,072 shares, which vested immediately upon issuance. Also includes 73,344 shares held in a trust for the benefit of Mr. Bruckmann’s children, for which he is not a trustee, and 171,882 shares held in another trust for the benefit of Mr. Bruckmann’s children, for which he is not a trustee. Mr. Bruckmann expressly disclaims beneficial ownership of all shares except those owned by him directly.
(7)
Includes the February 3, 2025 restricted stock grant of 1,072 shares, which vested immediately upon issuance.
(8)
Includes the February 3, 2025 restricted stock grant of 1,072 shares, which vested immediately upon issuance. Also includes 2,375 shares held by Mr. Karlson’s spouse.
(9)
Includes the February 3, 2025 restricted stock grant of 1,072 shares, which vested immediately upon issuance. Also includes 200 shares held by Mr. Edsell’s domestic partner.
(10)
Includes the following restricted stock grants: (a) August 1, 2022: 31,240 shares, 44,909 shares, 18,657 shares and 14,075 shares to Mr. Engquist, Mr. Barber, Ms. Magee and Mr. Engquist (McDowell), respectively; (b) August 1, 2023: 9,806 shares, 34,993 shares, 6,545 shares and 4,800 shares to Mr. Engquist, Mr. Barber, Ms. Magee and Mr. Engquist (McDowell), respectively; and (c) August 1, 2024: 9,108 shares, 32,504 shares, 6,405 shares and 6,596 shares to Mr. Engquist, Mr. Barber, Ms. Magee and Mr. Engquist (McDowell), respectively. The shares for each stock grant vest over a three-year period and are subject to certain restrictions, as described in the recipient’s applicable Restricted Stock Grant Award Letter.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	220,581	—	2,228,894	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	220,581	—	2,228,894

_______________

(1)
Comprised of shares remaining available for issuance under the Amended and Restated 2016 Stock-Based Incentive Compensation Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Registration Rights Agreement

In connection with certain transactions involving the Company and its predecessors (the “Prior Transactions”), a predecessor company (“H&E Holdings”) entered into a registration rights agreement with affiliates of Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), certain members of management and certain other entities. In connection with our initial public offering in February 2006, the parties amended and restated the registration rights agreement to provide that the registration rights agreement thereafter applies to our common stock held by the parties.

Investor Rights Agreement

In connection with the Prior Transactions, H&E Holdings entered into an investor rights agreement with affiliates of BRS, Credit Suisse First Boston Corporation and other members of H&E Holdings (the “Investors”). In connection with our initial public offering in February 2006, the parties amended and restated the investor rights agreement to, among other things, provide that the investor rights agreement thereafter applies to our common stock held by the parties. Pursuant to the terms of the restated investor rights agreement, subject to certain conditions, Investors holding 33% or more of the equity interests issued to the Investors on the date of the investor rights agreement (or successor securities) have the right on any two occasions to require us to register all or part of such equity interests under the Securities Act of 1933 at our expense. In addition, the Investors are entitled to request the inclusion of any equity interests subject to the investor rights agreement in any registration statement at our expense whenever we propose to register any of our equity interests under the Securities Act. In connection with all such registrations, we agreed to indemnify the Investors against certain liabilities, including liabilities under the Securities Act.

Related Party Transactions

The Company maintains a policy that the Audit Committee review transactions in which the Company and its directors, executive officers or their immediate family members are participants to determine whether a related person has a direct or indirect material interest. The Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any such related party transaction. The Board has orally communicated this Policy.

In determining whether to approve, disapprove or ratify a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, (1) whether the transaction is on terms no less favorable to the Company than terms that would otherwise be generally available to the Company if the transaction was entered into under the same or similar circumstances with a party unaffiliated with the Company and (2) the extent of the interest of the related party in the transaction.

Below are the related party transactions which occurred or were in effect during the year ended December 31, 2024. All such related party transactions, if entered into after the Company’s initial public offering in February 2006, have been approved or ratified by the Company’s Audit Committee or, if pursuant to contractual arrangements entered into prior to the Company’s initial public offering in February 2006, have been reviewed annually by the Audit Committee.

Mr. Engquist, our current Executive Chairman of the Board, has a 35% ownership interest in Perkins-McKenzie Insurance Agency, Inc. (“Perkins-McKenzie”), an insurance brokerage firm. Perkins-McKenzie brokers a substantial portion of our commercial liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we pay to the insurance provider. In 2024, commissions paid to Perkins-McKenzie on our behalf as insurance broker totaled $1,352,020.

We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc. (“B-C”), in which Mr. Engquist has a 50% ownership interest. For the year ended December 31, 2024, our purchases from B-C totaled $21,883 and our sales to B-C totaled $331. There was no accounts receivable or accounts payable balance at December 31, 2024 with B-C.

Mr. Engquist’s son, John McDowell Engquist, is an employee of the Company and was appointed as President and Chief Operating Officer of the Company, effective January 1, 2021. The annual total compensation of Mr. Engquist (McDowell) is reported in our Summary Compensation Table.

Mr. Barber’s son and son-in-law are employees of the Company and received compensation totaling $62,943 and $203,587, respectively, for the year ended December 31, 2024.

Independence

The Board has determined that nine of the Company’s eleven directors are “independent” as defined in the applicable listing standards of the NASDAQ Stock Market LLC, including that each such director is free of any relationship that the Board believes would interfere with his or her individual exercise of independent judgment. As a part of the Board’s review of the independence of directors, questionnaires are used on an annual basis (or when a new director is added) to gather input to assist the Corporate Governance and Nominating Committee. The following directors were determined to be independent: Paul N. Arnold, Gary W. Bagley, Bruce C. Bruckmann, Patrick L. Edsell, Thomas J. Galligan III, Lawrence C. Karlson, Jacob Thomas, Mary P. Thompson and Suzanne H. Wood. Mr. Bagley serves as a manager of our wholly-owned subsidiary, H&E Equipment Services (California), LLC, but is not an employee of the Company or any of its subsidiaries.

In making its determinations regarding director independence, the Board considered, among other things:

•
any material relationships with the Company, its subsidiaries or its management, aside from such director’s service as a director;
•
transactions between the Company, on the one hand, and the directors and their respective affiliates, on the other hand;
•
transactions outside the ordinary course of business between the Company and companies at which some of its directors are or have been executive officers or significant stakeholders, and the amount of any such transactions with these companies; and
•
relationships among the directors with respect to common involvement with for-profit and non-profit organizations.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our independent registered public accounting firm for professional services rendered in connection with (i) the audit of our consolidated financial statements as set forth in our Annual Report on Form 10-K for the years ended December 31, 2024 and 2023, (ii) the review of our quarterly consolidated financial statements as set forth in our Quarterly Reports on Form 10-Q for each of our quarters during 2024 and 2023, and (iii) the 2024 and 2023 audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects, as well as any fees paid to our independent registered public accounting firm for audit-related work, tax compliance, tax planning and other consulting services are set forth in the table below:

	2024	2023
Audit Fees (1)	$1,469,809	$1,009,000
Audit-Related Fees (2)	234,300	491,380
Tax Fees	—	—
All Other Fees	—	—
	$1,704,109	$1,500,380

____________

(1)
Represents audit fees and expenses for professional services provided in connection with the annual audit of our consolidated financial statements and the effectiveness of internal control over financial reporting, the review of our quarterly consolidated financial statements and audit services provided in connection with other regulatory filings.
(2)
Consists of accounting due diligence services in connection with acquisitions and potential acquisitions.

Pre-approval of services

All audit and permissible non-audit services provided by the Company’s independent registered public accounting firm, BDO USA, P.C., require pre-approval by the Audit Committee in accordance with the Audit Committee Charter. The Company’s Audit Committee approves the independent registered public accounting firm’s engagement prior to the independent registered public accounting firm rendering any non-audit services. The Audit Committee pre-approved 100% of the 2024 and 2023 fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:
(1)
Financial Statements

The Company’s Consolidated Financial Statements listed below have been filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting	85
Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements	48
Consolidated Balance Sheets as of December 31, 2024 and 2023	50
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022	51
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022	52
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	53
Notes to Consolidated Financial Statements	55
(2)
Financial Statement Schedule for the years ended December 31, 2024, 2023 and 2022:

Schedule II—Valuation and Qualifying Accounts	114

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

2.5

Agreement and Plan of Merger, dated January 13, 2025, among the Company, United Rentals, Inc. and UR Merger Sub VII Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed January 14, 2025).

2.6

Agreement and Plan of Merger, dated February 19, 2025, among the Company, Herc Holdings Inc. and HR Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of H&E Equipment Services, Inc. (File No. 000-51759), filed February 19, 2025).

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

3.3

First Amendment to Amended and Restated Bylaws of the Company, dated as of January 13, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of H&E Equipment Services Inc. (File No. 000-51759), filed on January 14, 2025).

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

10.5

H&E Equipment Services, Inc. Amended and Restated 2016 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Definitive Proxy Statement of H&E Equipment Services, Inc. (File No. 000-51759), filed April 2, 2024.†

10.6

Form of Restricted Stock Award Agreement for Officers of H&E Equipment Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed November 3, 2011). †

10.7

Restrictive Covenant Agreement, dated August 14, 2015, by and between the Company and Bradley W. Barber (incorporated by reference to Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51759), filed October 29, 2015). †

10.8

Restrictive Covenant Agreement, dated October 12, 2015, by and between the Company and Leslie S. Magee (incorporated by reference to Exhibit 10.12 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51579), filed on February 25, 2016).†

10.9

Restrictive Covenant Agreement, dated March 4, 2022, by and between the Company and John McDowell Engquist (incorporated by reference to Exhibit 10.1 to Form 10-Q of H&E Equipment Services, Inc. (File No. 000-51579), filed on April 27, 2022).†

10.10	Restrictive Covenant Agreement, dated February 20, 2025, by and between the Company and John M. Engquist*

10.11	Severance Agreement, dated February 20, 2025, by and between the Company and Bradley W. Barber (the “Barber Severance Agreement”).*

10.12	Severance Agreement, dated February 20, 2025, by and between the Company and Leslie S. Magee (the “Magee Severance Agreement”).*

10.13	Severance Agreement, dated February 20, 2025, by and between the Company and John McDowell Engquist (the “J. M. Engquist Severance Agreement”).*

10.14	Severance Agreement, dated February 20, 2025, by and between the Company and John M. Engquist*

18.1	BDO Seidman, LLP Preferability Letter (incorporated by reference to Exhibit 18.1 to Form 10-K of H&E Equipment Services, Inc. (File No. 000-51759), filed March 7, 2008).

19.1	Insider Trading Policy.*

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO USA, P.C.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Clawback policy of H&E Equipment Services, Inc. filed February 22, 2024.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

†Management contract or compensatory plan or arrangement

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2024
Allowance for doubtful accounts receivable	$7,126	$5,322	$(3,013)	$9,435
Allowance for inventory obsolescence	207	51	(78)	180
Allowance for deferred tax assets	3,003	620	(3,003)	620
	$10,336	$5,993	$(6,094)	$10,235
Year Ended December 31, 2023
Allowance for doubtful accounts receivable	$6,637	$4,858	$(4,369)	$7,126
Allowance for inventory obsolescence	54	178	(25)	207
Allowance for deferred tax assets	5,930	—	(2,927)	3,003
	$12,621	$5,036	$(7,321)	$10,336
Year Ended December 31, 2022
Allowance for doubtful accounts receivable	$4,178	$3,264	$(805)	$6,637
Allowance for inventory obsolescence	73	32	(51)	54
Allowance for deferred tax assets	7,597	—	(1,667)	5,930
	$11,848	$3,296	$(2,523)	$12,621

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2025.

H&E EQUIPMENT SERVICES, INC.

By:	/s/ Bradley W. Barber
Bradley W. Barber
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Bradley W. Barber	Chief Executive Officer and Director	February 21, 2025
	Bradley W. Barber	(Principal Executive Officer)

By:	/s/ Leslie S. Magee	Chief Financial Officer and Secretary	February 21, 2025
	Leslie S. Magee	(Principal Financial and Accounting Officer)

By:	/s/ John M. Engquist	Executive Chairman of the Board	February 21, 2025
John M. Engquist

By:	/s/ Paul N. Arnold	Director	February 21, 2025
Paul N. Arnold

By:	/s/ Gary W. Bagley	Lead Independent Director	February 21, 2025
Gary W. Bagley

By:	/s/ Bruce C. Bruckmann	Director	February 21, 2025
Bruce C. Bruckmann

By:	/s/ Patrick L. Edsell	Director	February 21, 2025
Patrick L. Edsell

By:	/s/ Thomas J. Galligan III	Director	February 21, 2025
Thomas J. Galligan III

By:	/s/ Lawrence C. Karlson	Director	February 21, 2025
Lawrence C. Karlson

By:	/s/ Mary Pat Thompson	Director	February 21, 2025
Mary Pat Thompson

By:	/s/ Jacob Thomas	Director	February 21, 2025
Jacob Thomas

By:	/s/ Suzanne H. Wood	Director	February 21, 2025
Suzanne H. Wood