Form 10-Q
period 2025-03-31
H&E Equipment Services, Inc.
filed 2025-04-29
CIK 1339605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 22, 2025, there were 36,666,584 shares of H&E Equipment Services, Inc. common stock, $0.01 par value, outstanding.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

March 31, 2025

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
•
our ability to complete the pending transaction with Herc Holdings Inc., a Delaware corporation, contemplated by the Herc Merger Agreement (as defined below), the parties’ ability to satisfy the conditions to the consummation of the Offer (as defined below) and the other conditions set forth in the Merger Agreement;
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
•
risks associated with failure to consummate the Merger; and
•
other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. All of our annual, quarterly and current reports, and any amendments thereto, filed with or furnished to the SEC are available on our Internet website under the Investor Relations link. For more information about us and the announcements we make from time to time, visit our Internet website at www.herentals.com.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Balances at
	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash	$10,322	$16,413
Receivables, net of allowance for doubtful accounts of $8,873 and $9,435, respectively	213,001	248,643
Inventories, net of reserves for obsolescence of $271 and $180, respectively	12,871	12,976
Prepaid expenses and other assets	21,699	11,214
Rental equipment, net of accumulated depreciation of $1,170,645 and $1,112,196, respectively	1,753,700	1,841,855
Property and equipment, net of accumulated depreciation and amortization of $217,523 and $211,682, respectively	246,773	242,626
Operating lease right-of-use assets, net of accumulated amortization of $99,608 and $94,892, respectively	216,888	215,990
Finance lease right-of-use assets, net of accumulated amortization of $918 and $790, respectively	3,626	3,753
Deferred financing costs, net of accumulated amortization of $19,017 and $18,735, respectively	3,198	3,480
Intangible assets, net of accumulated amortization of $38,687 and $36,089, respectively	60,813	63,411
Goodwill	135,169	135,169
Total assets	$2,678,060	$2,795,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior secured credit facility	$114,473	$199,304
Accounts payable	45,023	45,149
Accrued expenses payable and other liabilities	88,810	94,856
Dividends payable	214	400
Senior unsecured notes, net of unaccreted discount of $4,342 and $4,635 and deferred financing costs of $1,003 and $1,070, respectively	1,244,655	1,244,295
Operating lease liabilities	241,864	239,641
Finance lease liabilities	3,912	4,007
Deferred income taxes	335,227	345,398
Total liabilities	2,074,178	2,173,050
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 41,203,382 and 41,086,358 shares issued at March 31, 2025 and December 31, 2024, respectively, and 36,667,685 and 36,604,864 shares outstanding at March 31, 2025 and December 31, 2024, respectively	412	411
Additional paid-in capital	275,974	273,163
Treasury stock at cost, 4,535,697 and 4,481,494 shares of common stock held at March 31, 2025 and December 31, 2024, respectively	(87,117)	(81,798)
Retained earnings	414,613	430,704
Total stockholders’ equity	603,882	622,480
Total liabilities and stockholders’ equity	$2,678,060	$2,795,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Equipment rentals	$274,032	$295,325
Sales of rental equipment	23,919	48,115
Sales of new equipment	7,425	10,412
Parts, service and other	14,079	17,505
Total revenues	319,455	371,357
Cost of revenues:
Rental depreciation	94,952	91,398
Rental expense	41,998	43,407
Rental other	32,286	32,623
	169,236	167,428
Sales of rental equipment	9,803	17,829
Sales of new equipment	6,023	8,639
Parts, service and other	10,799	12,596
Total cost of revenues	195,861	206,492
Gross profit	123,594	164,865
Selling, general and administrative expenses	111,581	114,278
Transaction expenses	9,791	—
Gain on sales of property and equipment, net	3,623	1,433
Income (loss) from operations	5,845	52,020
Other income (expense):
Interest expense	(15,997)	(18,366)
Other, net	1,978	1,552
Total other expense, net	(14,019)	(16,814)
Income (loss) from operations before provision (benefit) for income taxes	(8,174)	35,206
Provision (benefit) for income taxes	(1,966)	9,317
Net income (loss)	$(6,208)	$25,889

Net income (loss) per common share:
Basic	$(0.17)	$0.72
Diluted	$(0.17)	$0.71
Weighted average common shares outstanding:
Basic	36,362	36,196
Diluted	36,362	36,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(6,208)	$25,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,119	10,413
Depreciation of rental equipment	94,952	91,398
Amortization of finance lease right-of-use assets	128	87
Amortization of intangible assets	2,598	2,487
Amortization of deferred financing costs	349	350
Accretion of note discount, net of premium amortization	293	293
Non-cash operating lease expense	4,716	5,675
Provision for inventory obsolescence	92	—
Provision for losses on accounts receivable	1,442	1,349
Deferred income taxes	(10,171)	5,278
Stock-based compensation expense	2,811	3,788
Gain from sales of property and equipment, net	(3,623)	(1,433)
Gain from sales of rental equipment, net	(14,109)	(30,265)
Changes in operating assets and liabilities:
Receivables	35,771	6,266
Inventories	13	(33,965)
Prepaid expenses and other assets	(10,485)	(9,803)
Accounts payable	(3,289)	1,399
Manufacturer flooring plans payable	—	(694)
Accrued expenses payable and other liabilities	(10,600)	4,838
Net cash provided by operating activities	97,799	83,350
Cash flows from investing activities:
Acquisition of business	—	(121,571)
Purchases of property and equipment	(16,613)	(39,137)
Purchases of rental equipment	(13,422)	(31,059)
Proceeds from sales of property and equipment	2,559	1,669
Proceeds from sales of rental equipment	23,900	47,809
Net cash used in investing activities	(3,576)	(142,289)
Cash flows from financing activities:
Borrowings on senior secured credit facility	291,245	587,605
Payments on senior secured credit facility	(376,076)	(514,610)
Dividends paid	(10,069)	(10,029)
Purchases of treasury stock	(5,319)	(3,390)
Payments of deferred financing costs	—	—
Payments of finance lease obligations	(95)	(61)
Net cash provided by (used in) financing activities	(100,314)	59,515
Net increase (decrease) in cash	(6,091)	576
Cash, beginning of period	16,413	8,500
Cash, end of period	$10,322	$9,076

H&E EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Supplemental schedule of non-cash investing and financing activities:
Non-cash asset purchases:
Rental fleet in accounts payable and accrued expenses payable and other liabilities	$3,165	$—
Assets transferred from inventory to rental fleet	$—	$43,330
Purchases of property and equipment included in accrued expenses payable and other liabilities	$1,160	$(1,970)
Operating lease assets obtained in exchange for new operating lease liabilities	$5,614	$15,311
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,726	$4,355
Income taxes paid, net of refunds received	$10,501	$(208)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, and therefore, the results and trends in these interim condensed consolidated financial statements may not be the same for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2024, from which the consolidated balance sheet amounts as of December 31, 2024 were derived. All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.

The nature of our business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

Founded in 1961, H&E Equipment Services, Inc. is one of the largest rental equipment companies in the nation, serving customers at our 160 branch locations across 31 states. The Company’s fleet is comprised of aerial work platforms, earthmoving, material handling, and other general and specialty lines. H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions.

Recent Developments

On February 19, 2025, we entered into an Agreement and Plan of Merger with Herc Holdings Inc., a Delaware corporation (“Herc”) and HR Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Herc (“Merger Sub”), pursuant to which Merger Sub agreed to commence an exchange offer (the “Offer”), to purchase all of the issued and outstanding shares of our common stock for the consideration described below, following which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Herc (the “Merger” and, collectively, the “Transactions”).

The price per share of common stock in the Offer is a combination of cash and Herc common stock, consisting of (i) $78.75 in cash, without interest, less any applicable withholding of taxes, and (ii) a fixed exchange ratio of 0.1287 shares of Herc common stock, without interest, per share.

The Transactions are expected to close mid-year 2025. The Transactions are subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding common shares, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and approval for listing on the New York Stock Exchange (“NYSE”) of Herc’s common stock to be issued in the Offer and Merger.

(2) Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there were no significant changes to those accounting policies.

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

In the table below, revenues as presented in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024 are summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
	2025			2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Rental revenues
Owned equipment rentals	$236,026	$85	$236,111	$253,298	$122	$253,420
Re-rent revenue	6,760	—	6,760	8,321	—	8,321
Ancillary and other rental revenues:
Delivery and pick-up	—	16,861	16,861	—	18,607	18,607
Other	14,300	—	14,300	14,977	—	14,977
Total ancillary rental revenues	14,300	16,861	31,161	14,977	18,607	33,584
Total equipment rental revenues	257,086	16,946	274,032	276,596	18,729	295,325
Sales of rental equipment	—	23,919	23,919	—	48,115	48,115
Sales of new equipment	—	7,425	7,425	—	10,412	10,412
Parts, service and other	—	14,079	14,079	—	17,505	17,505
Total revenues	$257,086	$62,369	$319,455	$276,596	$94,761	$371,357

Revenues by reporting segment are presented in Note 11 of our Condensed Consolidated Financial Statements. We believe that the disaggregation of our revenues from contracts to customers as reflected above, coupled with further discussion below and the reporting segments in Note 11, depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further information related to our accounting for revenues pursuant to Topic 606 and Topic 842, see Significant Accounting Policies in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. For the three months ended March 31, 2025, revenue under ASC 842 represents 81% of our total revenues and an approximate corresponding percentage of our receivables, net and associated allowance for doubtful accounts. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Bad debt expense as a percentage of total revenues for the three months ended March 31, 2025 and 2024 was approximately 0.5% and 0.4%, respectively.

We do not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenues during the three months ended March 31, 2025 or 2024 that was included in the contract liability balance as of the beginning of such periods.

Goodwill

Goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The change to the carrying amount of goodwill for the period ended December 31, 2024 is as follows (amounts in thousands). There are no changes to the carrying amount for the period ended March 31, 2025.

	Equipment Rentals	Sales of Rental Eq.	Total
Balance at December 31, 2023 (1)	$99,708	$8,447	$108,155
Increase (2)	17,536	—	17,536
Decrease (3)	(100)	—	(100)
Increase (4)	8,401	—	8,401
Increase (5)	651	—	651
Increase (6)	526	—	526
Balance at December 31, 2024 (1)	$126,722	$8,447	$135,169
(1)
The total carrying amount of goodwill as of December 31, 2023, December 31, 2024 and March 31, 2025 is reflected net of $98.4 million of accumulated impairment charges.
(2)
Increase due to the Precision Rentals (“Precision”) Acquisition during the first quarter of 2024.
(3)
Decrease is related to the final purchase accounting adjustment of the Giffin Acquisition during the first quarter of 2024.
(4)
Increase due to Lewistown Rentals (“Lewistown”) Acquisition during the second quarter of 2024.
(5)
Increase is related to the final closing adjustment of the Precision Acquisition during the second quarter of 2024.
(6)
Increase is related to the final closing adjustment of the Lewistown Acquisition during the third quarter of 2024.

Rental Equipment

The rental equipment we purchase is recorded in rental equipment on the condensed consolidated balance sheets and is stated at cost. Due to the Company’s shift to operate as a pure-play rental company, as of the quarter ended June 30, 2024 purchases of equipment are now disaggregated between inventory and rental equipment according to classification at the time of purchase as opposed to considering all generally available for sale. Purchases of equipment designated for fleet are now recorded as rental equipment while equipment designated for sale is recorded as inventory. Rental equipment is depreciated over the estimated useful life of the equipment upon placed in service using the straight-line method and is included in rental depreciation within our condensed consolidated statements of operations. Estimated useful lives vary based upon type of equipment. Generally, we depreciate aerial work platforms over a ten year estimated useful life, earthmoving equipment over a five year estimated useful life with a 25% salvage value, and material handling equipment over a seven year estimated useful life. Attachments and other smaller type equipment are depreciated generally over a three year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment. Depreciation expense on rental equipment is reflected in rental depreciation in cost of revenues on the Condensed Consolidated Statement of Operations.

Ordinary repair and maintenance costs and property taxes are reflected in rental expenses in cost of revenues on the Condensed Consolidated Statement of Operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. When rental equipment is sold or disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gains or losses are included in gross profit in the Condensed Consolidated Statement of Operations. We receive individual offers for fleet equipment on a continual basis, at which time we perform an analysis on whether or not to accept the offer. The rental equipment is not transferred to inventory under the held for sale model as the equipment is used to generate revenues until the equipment is sold.

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

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which should improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU requires that public entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and the following information about income taxes paid: the amount of income taxes paid disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions. Lastly, the amendments in this ASU require that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 became effective January 1, 2025 and will result in expanded tax disclosures for the annual period ending December 31, 2025. There is no impact to our results of operations or financial condition.

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

(3) Merger and Acquisitions

2025 Merger

Herc Holdings Inc.

On February 19, 2025, we entered into an Agreement and Plan of Merger (the “Herc Merger Agreement”) with Herc which provides for the acquisition of the Company by Herc in a two-step transaction, consisting of an exchange offer, followed by a subsequent back-end merger. The Herc Merger Agreement, pursuant to which HR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Herc (“Merger Sub”) agreed to commence an Offer to acquire all of the issued and outstanding shares of our common stock for (i) $78.75 in cash, and (ii) 0.1287 shares of Herc common stock for each share of our common stock (the “Offer Price”), following which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Herc (the “Merger”) (and collectively, the “Transactions”). The Transactions are expected to close mid-year 2025.

In January 2025, prior to entering into the Herc Merger Agreement, we entered into an Agreement and Plan of Merger (the “United Merger Agreement”) with United Rentals, Inc., a Delaware Corporation (“United”) and UR Merger Sub VII Corporation, a Delaware corporation and wholly owned subsidiary of United (“United Merger Sub”), pursuant to which a cash tender offer (the “United Offer”) was commenced on behalf of United to purchase all of the issued and outstanding shares of our common stock at $92.00 a share, following which United Merger Sub would merge with and into the Company, with the Company surviving as a wholly owned subsidiary of United.

In February 2025, during the pendency of the United Offer, we received a proposal from Herc (the “Herc Proposal”) to acquire all of the issued and outstanding shares of our common stock for a combination of cash and Herc common stock, consisting of (i) $78.75 in cash, and (ii) 0.1287 shares of Herc common stock for each share of our common stock. Based on Herc’s 10-day VWAP as of market close February 14, 2025, the date on which such VWAP was calculated for determining consideration in the Transactions, the combination of cash and shares offered by Herc was equal to a total value of approximately $104.89 per share. On February 16, 2025, our Board of Directors unanimously concluded that the Herc Proposal constituted a Superior Proposal (as defined in the United Merger Agreement), and on February 19, 2025, we terminated the United Merger Agreement and Herc paid United the $63.5 million termination fee pursuant to the United Merger Agreement on our behalf. Also on February 19, 2025, immediately following the termination of the United Merger Agreement, we entered into the Herc Merger Agreement which provides for the acquisition of the Company by Herc in a two-step transaction.

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

The Transactions are subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding common shares, the expiration of the waiting period under the HSR Act, the Form S-4 filed by Herc in connection with the issuance of shares of Herc common stock in the Merger having become effective and not subject to any legal proceedings suspending such effectiveness and approval for listing on the NYSE of Herc’s common stock to be issued in the Offer and Merger.

If the Herc Merger is consummated, our common stock will be delisted from The NASDAQ Global market and deregistered under Securities Exchange Act of 1934, as amended, as promptly as practicable following the effective time of the Merger. The Herc Merger Agreement also contains certain termination rights for Herc and us and further provides that, upon termination of the Herc Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Herc Merger Agreement, we will be required to pay Herc a termination fee of approximately $145 million in addition to refunding Herc for the termination fee of $63.5 million pursuant to the United Merger Agreement if the Company enters into a superior proposal based on terms included in the Herc Merger Agreement. As these transactions were executed contemporaneously, there is no impact included in the Condensed Consolidated Statement of Operations.

For the quarter ended March 31, 2025, transaction expenses amounted to $9.8 million and were included within transaction expenses on the Condensed Consolidated Statement of Operations.

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

Total acquisition costs were $0.2 million and were included within selling, general and administrative (“SG&A”) expenses on the Consolidated Statement of Income during the quarter ended March 31, 2024. Since our acquisition of Lewistown on May 1, 2024, significant amounts of rental equipment have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Lewistown revenues and earnings since the acquisition date.

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

Total acquisition costs were $0.3 million and were included within SG&A expenses on the Consolidated Statement of Income during the quarter ended March 31, 2024. Since our acquisition of Precision on January 1, 2024, significant amounts of rental equipment have been moved between H&E locations and the acquired locations, and it is impractical to reasonably estimate the amount of Precision revenues and earnings since the acquisition date.

The assets and liabilities were recorded as of January 1, 2024 and the results of operations are included in the Company's consolidated results as of that date.

Pro forma financial information (unaudited)

We completed the Precision acquisition effective January 1, 2024 and the Lewistown acquisition effective May 1, 2024; therefore, our reported Condensed Consolidated Statement of Income for the quarter ended March 31, 2024 does not include Lewistown.

The pro forma information for the quarter ended March 31, 2024 in the table below (amounts in thousands) is for informational purposes only and gives effect to the Lewistown acquisition as if it had been completed on January 1, 2023 (the “pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on the pro forma acquisition date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, nor does it reflect additional revenue opportunities following the acquisition. The unaudited pro forma financial information includes adjustments primarily related to the incremental depreciation and amortization expense of the rental equipment and intangible assets acquired, the elimination of interest expense related to historical debt as well as other expenses that are not part of the combined entity and transaction expenses.

Three Months Ended March 31,
2024
Total revenues	$373,537
Net income	$25,704

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, which is considered Level 1, accounts receivable, Senior Secured Credit Facility (the “Credit Facility”), accounts payable and accrued expenses payable and other liabilities, which are all considered Level 2, approximate fair value due to the immediate or short-term nature, maturity or market interest rate of these financial instruments. The Company’s outstanding obligations on its Credit Facility are deemed to be at fair value as the interest rates are variable and consistent with prevailing rates, which are considered Level 2 inputs. The carrying amounts and fair values of our other financial instruments subject to fair value disclosures as of March 31, 2025 and December 31, 2024 are presented in the table below (amounts in thousands).

	March 31, 2025
	Carrying Amount	Fair Value
Senior Unsecured Notes due 2028 with interest computed at 3.875% (Level 2)	$1,244,655	$1,246,484

	December 31, 2024
	Carrying Amount	Fair Value
Senior unsecured notes due 2028 with interest computed at 3.875% (Level 2)	$1,244,295	$1,145,738

At March 31, 2025 and December 31, 2024, the fair value of our senior unsecured notes due 2028 (the “Senior Unsecured Notes”) was based on quoted bond trading market prices for those notes. During the three months ended March 31, 2025 and 2024, there were no transfers of financial assets or liabilities in or out of Level 3 of the fair value hierarchy.

(5) Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, respectively (amounts in thousands, except share and per share data):

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity
Balances at December 31, 2024	41,086,358	$411	$273,163	$(81,798)	$430,704	$622,480
Stock-based compensation	—	—	2,811	—	—	2,811
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,883)	(9,883)
Issuance of common stock, net of forfeitures	117,024	1	—	—	—	1
Repurchase of 54,203 shares of restricted common stock	—	—	—	(5,319)	—	(5,319)
Net loss	—	—	—	—	(6,208)	(6,208)
Balances at March 31, 2025	41,203,382	$412	$275,974	$(87,117)	$414,613	$603,882

Balances at December 31, 2023	40,823,375	$408	$261,927	$(76,017)	$347,971	$534,289
Stock-based compensation	—	—	3,788	—	—	3,788
Cash dividends declared on common stock ($0.275 per share)	—	—	—	—	(9,900)	(9,900)
Issuance of common stock, net of forfeitures	137,436	2	—	—	—	2
Repurchase of 57,662 shares of restricted common stock	—	—	—	(3,390)	—	(3,390)
Net income	—	—	—	—	25,889	25,889
Balances at March 31, 2024	40,960,811	$410	$265,715	$(79,407)	$363,960	$550,678

(6) Stock-Based Compensation

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

Our Amended and Restated 2016 Stock-Based Incentive Compensation Plan (the “2016 Plan”) is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, if any, and other provisions of the award. Under the 2016 Plan, we may offer deferred shares or restricted shares of our common stock and grant options, including both incentive stock options and nonqualified stock options, to purchase shares of our common stock. Shares available for future stock-based payment awards under our 2016 Plan were 2,111,870 shares of common stock as of March 31, 2025.

Non-vested RSUs

The following table summarizes our non-vested RSU activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2024	496,901	$46.73
Granted	52,102	$45.55
Vested	(128,929)	$39.71
Forfeited	(11,905)	$48.60
Non-vested RSUs at March 31, 2025	408,169	$48.74

As of March 31, 2025, we had unrecognized compensation expense of approximately $10.6 million related to non-vested RSU award payments that we expect to be recognized over a weighted-average period of approximately 1.8 years. Stock compensation expense, which is included in SG&A expenses in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024 is $2.8 million and $3.8 million, respectively. The total recognized tax benefit amounted to $0.4 million for both the three months ended March 31, 2025 and 2024. The total fair value of vested stock for both the three months ended March 31, 2025 and 2024 was $5.1 million.

(7) Income (Loss) per Share

Income (loss) per common share for the three months ended March 31, 2025 and 2024 is based on the weighted average number of common shares outstanding during the period. The effects of potentially dilutive securities that are anti-dilutive are not included in the computation of dilutive income (loss) per share. We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities. For periods in which the Company has reported a net loss, diluted net loss per share of common stock is the same as basic net loss per share of common stock as dilutive common shares are not assumed to have been issued if their effect is anti-dilutive

Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. The number of restricted common shares outstanding was less than 1% of total outstanding shares for the three months ended March 31, 2025 and 2024 and, consequently, was immaterial to the basic and diluted EPS calculations. Therefore, use of the two-class method had no impact on our basic and diluted EPS calculations for the periods presented. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2025 and 2024 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(6,208)	$25,889

Weighted average number of common shares outstanding:
Basic	36,362	36,196
Effect of dilutive non-vested restricted stock	—	366
Diluted	36,362	36,562

Income (loss) per share:
Basic net income (loss) per share	$(0.17)	$0.72
Diluted net income (loss) per share	$(0.17)	$0.71

Common shares excluded from the denominator as anti-dilutive:
Non-vested restricted stock	—	—

Dividends declared per common share outstanding	$0.275	$0.275

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

At March 31, 2025, we had $114.5 million outstanding under the Credit Facility and could borrow up to approximately $620.7 million, net of a $14.8 million outstanding letter of credit. As of March 31, 2025, the weighted average interest rate under the Credit

Facility was approximately 5.5%. As of March 31, 2025, we were in compliance with our financial covenants under the Amended and Restated Credit Agreement.

The aggregate amounts outstanding as of March 31, 2025 under both the Credit Facility and our Senior Secured Notes (Note 9) of $1,364.5 million mature during 2028.

(9) Senior Unsecured Notes

On December 14, 2020, we completed the offering of our $1.25 billion, 3.875% Senior Unsecured Notes due 2028. For further information related to significant terms of the Senior Unsecured Notes, see Note 9 to the Company’s Consolidated Financial Statements included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, we were in compliance with the covenants governing our notes.

The following table reconciles our Senior Unsecured Notes to our Condensed Consolidated Balance Sheets (amounts in thousands):

Balance at December 31, 2023	$1,242,852
Accretion of discount through December 31, 2024	1,172
Amortization of deferred financing costs through December 31, 2024	271
Balance at December 31, 2024	$1,244,295
Accretion of discount through March 31, 2025	293
Amortization of deferred financing costs through March 31, 2025	67
Balance at March 31, 2025	$1,244,655

(10) Leases

At March 31, 2025, the weighted average remaining lease term for operating leases and finance leases was approximately 7.5 years. The weighted average discount rate for operating leases and finance leases was approximately 6.3% and 6.0%, respectively, at March 31, 2025.

The future minimum lease payments of operating leases executed but not commenced as of March 31, 2025 are estimated to be $1.7 million, $4.1 million, $4.2 million, $4.3 million and $4.4 million for the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively, and $27.1 million thereafter. It is expected that the majority of these leases will commence during 2025.

(11) Segment Information

We have identified four reportable segments: equipment rentals, sales of rental equipment, sales of new equipment, and parts, service and other revenues. These segments are based upon revenue streams and how management of the Company allocates resources and assesses performance.

We revised our reportable segments by aggregating parts sales and service revenues into one segment during the quarter ended June 30, 2024 due to revised internal reporting provided to our Chief Operating Decision Maker (“CODM”). The prior year information has been recast as we previously reported five segments for the quarter ended March 31, 2024.

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

Our Chief Operating Officer is the Company’s CODM in accordance with ASC 280.

Gross profit is the measure of profit or loss utilized to assess segment performance and allocate resources that is provided to and reviewed by the Company’s CODM. Cost of Revenues is the significant expense category for our reportable segments. The CODM uses gross profit to allocate resources (employees, equipment, or capital resources) in operational reviews, forecasting and budgeting processes. SG&A expenses, interest expense, income tax expense, as well as all other income and expense items below gross profit are not allocated to our reportable segments and are not provided to or reviewed by our CODM. Segment gross profit is utilized to assess segment performance while consolidated income from operations and income (loss) from operations before provision for income taxes is utilized to assess company-wide performance.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Segment Revenues:
Equipment rentals	$274,032	$295,325
Sales of rental equipment	23,919	48,115
Sales of new equipment	7,425	10,412
Parts, service and other	14,079	17,505
Total revenues	319,455	371,357

Segment Cost of Revenues:
Rental depreciation	94,952	91,398
Rental expense	41,998	43,407
Rental other	32,286	32,623
Equipment rentals	169,236	167,428
Sales of rental equipment	9,803	17,829
Sales of new equipment	6,023	8,639
Parts, service and other	10,799	12,596
Total cost of revenues	195,861	206,492

Segment Gross Profit:
Equipment rentals	104,796	127,897
Sales of rental equipment	14,116	30,286
Sales of new equipment	1,402	1,773
Parts, service and other	3,280	4,909
Total gross profit	123,594	164,865

Unallocated reconciling items:
Selling, general and administrative expenses	111,581	114,278
Transaction expenses	9,791	—
Gain from sales of property and equipment, net	3,623	1,433
Interest expense	(15,997)	(18,366)
Other, net	1,978	1,552
Income (loss) from operations before provision (benefit) for income taxes	$(8,174)	$35,206

	Balances at
	March 31,	December 31,
	2025	2024
Segment identified assets:
Inventories, net of reserves for obsolescence
Sales of new equipment	$1,677	$1,955
Parts, service and other	11,194	11,021
Rental equipment, net of accumulated depreciation
Equipment rentals	1,753,700	1,841,855
Goodwill
Equipment rentals	126,722	126,722
Sales of rental equipment	8,447	8,447
Total segment identified assets	1,766,571	1,854,831
Unallocated reconciling assets	911,489	940,699
Total assets	$2,678,060	$2,795,530

	Three Months Ended March 31,
	2025	2024
Cash flows from investing activities:
Equipment rentals
Purchase of rental equipment	$(13,422)	$(31,059)
Sales of rental equipment
Proceeds from sales of rental equipment	$23,900	$47,809

The Company operates primarily in the United States and our sales to international customers for both the three months ended March 31, 2025 and 2024 were less than 1.0% of total revenues for the periods presented. No one customer accounted for more than 10% of our total revenues for any of the periods presented.

(12)
Subsequent Events

On April 11, 2025, Herc voluntarily withdrew its filing to provide the FTC with additional time for review, and refiled the HSR Notification Form on April 14, 2025. Following the refiling, the required waiting period with respect to the Offer will expire at 11:59 p.m., Eastern Time, on May 14, 2025, unless (a) the Reviewing Agencies grant early termination for this transaction, thereby shortening the period, (b) the period is lengthened by a pull-and-refile, and/or (c) the period is lengthened by a Reviewing Agency that issues a request for additional information and documentary material.

On April 16, 2025, Herc announced that it has extended its previously announced tender offer to acquire all of the outstanding shares of H&E Equipment Services, Inc. common stock dated February 19, 2025, between Herc, HR Merger Sub, Inc. and H&E. The Offer, which was previously scheduled to expire at one minute past 11:59 p.m. Eastern Time, on April 15, 2025, has been extended until one minute past 11:59 p.m. Eastern Time, on April 29, 2025, unless further extended in accordance with the terms of the Herc Merger Agreement. The Offer was extended to allow additional time for the satisfaction of the remaining conditions of the tender offer, including receipt of applicable regulatory approvals.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of H&E Equipment Services, Inc. and its subsidiaries as of March 31, 2025, and its results of operations for the three months ended March 31, 2025, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

H&E serves a diverse set of end markets in many high-growth geographies including branches throughout the Pacific Northwest, West Coast, Intermountain, Southwest, Gulf Coast, Southeast, Midwest and Mid-Atlantic regions. As of March 31, 2025, we operated 160 branch locations across 31 states throughout the United States.

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

Recent Developments

On February 19, 2025, we entered into an Agreement and Plan of Merger (the “Herc Merger Agreement”) with Herc Holdings Inc., a Delaware corporation (“Herc”) and HR Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Herc (“Merger Sub”), pursuant to which Merger Sub agreed to commence an exchange offer (the “Offer”), to purchase all of the issued and outstanding shares of our common stock for the consideration described below, following which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Herc (the “Merger” and, collectively, the “Transactions”).

The price per share of common stock in the Offer is a combination of cash and Herc common stock, consisting of (i) $78.75 in cash, without interest, less any applicable withholding of taxes, and (ii) a fixed exchange ratio of 0.1287 shares of Herc common stock, without interest, per share.

The Transactions are expected to close mid-year 2025. The Transactions are subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding common shares, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and approval for listing on the New York Stock Exchange (“NYSE”) of Herc’s common stock to be issued in the Offer and Merger.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, presents the accounting estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. There have been no significant changes to these critical accounting estimates during the three months ended March 31, 2025. Our critical accounting estimates include, among others, useful lives of rental equipment and property and equipment, acquisition accounting, goodwill, and income taxes.

Information regarding our other significant accounting estimates is included in Note 2 to our Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Business Segments

We have four reportable segments because we derive our revenues from four business activities: (1) equipment rentals; (2) sales of rental equipment; (3) sales of new equipment; (4) parts, service and other revenues. Our primary segment is equipment rentals. These segments are based upon how we allocate resources and assess performance. We revised our reportable segments by aggregating parts sales and service revenues into one segment during the quarter ended June 30, 2024 due to revised internal reporting provided to our Chief Operating Decision Maker and recast our historical financial statements to reflect this change. These segments are based upon how we allocate resources and assess performance.

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

Revenue Sources

We generate our total revenues from our four business activities and our other equipment support activities. Equipment rentals accounts for the majority of our total revenues. For the three months ended March 31, 2025, of our total revenues, approximately 86% were attributable to equipment rentals, 8% were attributable to sales of rental equipment, 2% were attributable to sales of new equipment and 4% were attributable to parts, service and other sales.

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

Principal Costs and Expenses

Our largest expenses are rental expenses, rental depreciation, rental other expenses, the costs associated with the used equipment we sell, the costs to purchase new equipment and costs associated with parts sales and services, all of which are included in cost of revenues. For the three months ended March 31, 2025, our total cost of revenues was $195.9 million. Our operating expenses consist principally of selling, general and administrative expenses (“SG&A”). For the three months ended March 31, 2025, our SG&A expenses were $111.6 million. In addition, we have transaction expenses related to the Herc Merger and interest expense primarily related to our debt instruments. Operating expenses and all other income and expense items below the gross profit line of our Condensed Consolidated Statements of Operations are not generally allocated to our reportable segments.

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

Rental Fleet

A substantial portion of our total assets is our rental fleet equipment. The net book value of our rental equipment at March 31, 2025 was $1.8 billion, or approximately 65.5% of our total assets. Our rental fleet as of March 31, 2025 consisted of 63,014 units having an original acquisition cost (which we define as the cost originally paid to manufacturers) of approximately $2.9 billion. As of March 31, 2025, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	28,454	45.2%	$970.1	33.2%	54.4
Earthmoving	8,424	13.4%	726.4	24.8%	33.9
Material Handling Equipment	10,272	16.3%	850.6	29.1%	45.6
Other	15,864	25.1%	379.0	12.9%	26.7
Total	63,014	100.0%	$2,926.1	100.0%	43.2

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

The original acquisition cost of our gross rental fleet decreased by approximately $18.2 million, or 0.6%, for the three months ended March 31, 2025 when compared to December 31, 2024. The average age of our rental fleet equipment increased by approximately 1.5 months for the three months ended March 31, 2025 when compared to December 31, 2024. Our average rental rates for the three months ended March 31, 2025 were approximately 2.0% lower than the same period last year (see further discussion on rental rates in “Results of Operations” below).

The rental equipment mix among our core product lines for the three months ended March 31, 2025 was largely consistent with that of the prior year comparable period as a percentage of total units available for rent and as a percentage of original acquisition cost.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
Spending levels by customers. Rentals and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our total revenues. As a result, we depend upon customers in these businesses and their ability and willingness to rent or buy equipment. Accordingly, our business is impacted by fluctuations in customers’ spending levels and seasonality, as discussed in Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
•
Climate Change and ESG Regulations. Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements. While we do not currently anticipate any material adverse effect on our business, financial condition or competitive position as a result of our efforts to comply with such requirements, new or more stringent laws or regulations regarding in environmental and worker health and safety laws could affect our operations and increase our operational and compliance expenditures. It is also possible that liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations. Finally, it is also possible that the increased regulatory uncertainty could increase the cost of compliance due to tension with conflicting federal, state and local regulations, and could thus have a material adverse effect on our business, financial condition and results of operations. For a more detailed discussion of such factors, see Item 1—Business and Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.
•
Regulatory Uncertainty at the Federal Level. Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, environmental impact, and diversity and inclusion, among others, could materially adversely affect our business and financial condition.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for the three months ended March 31, 2025 and 2024. The period-to-period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenues.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2025	2024	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenues:
Equipment rentals
Rentals	$242,871	$261,741	$(18,870)	(7.2)%
Rentals other	31,161	33,584	(2,423)	(7.2)%
Total equipment rentals	274,032	295,325	(21,293)	(7.2)%
Sales of rental equipment	23,919	48,115	(24,196)	(50.3)%
Sales of new equipment	7,425	10,412	(2,987)	(28.7)%
Parts, service and other	14,079	17,505	(3,426)	(19.6)%
Total revenues	$319,455	$371,357	$(51,902)	(14.0)%

Total Revenues. Our total revenues were approximately $319.5 million for the three months ended March 31, 2025 compared to $371.4 million for the three months ended March 31, 2024, a decrease of $51.9 million, or 14.0%. Revenues of our business activities are further discussed below.

Equipment Rental Revenues. Our total revenues from equipment rentals for the three months ended March 31, 2025 decreased approximately $21.3 million, or 7.2%, to $274.0 million from $295.3 million in the three months ended March 31, 2024. The decreased equipment rental revenues were largely due to decreased utilization and decreased rental rates, primarily due to increased workforce turnover as a result of the Merger, as compared to the prior year. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues decreased $18.9 million, or 7.2%, to $242.9 million for the three months ended March 31, 2025 compared to $261.7 million for the three months ended March 31, 2024. Rental revenues on material handling equipment decreased $5.1 million, earthmoving equipment decreased $5.0 million, aerial work platform equipment decreased $4.5 million and other equipment decreased $4.2 million. Our average rental rates for the three months ended March 31, 2025 decreased 2.0% compared to the same three months last year and decreased approximately 1.3% from the three months ended December 31, 2024. Our average rental rates do not include the impact of acquisitions completed within the last twelve months. Rental equipment dollar utilization (annual rental revenues divided by the average original rental fleet equipment costs) for the three months ended March 31, 2025 was 33.1% compared to 37.0% in the three months ended March 31, 2024, a decrease of 3.9%. The decrease in comparative rental equipment dollar utilization was the result of a decrease in equipment rental equipment time utilization and a decrease in equipment rental rates. Rental equipment time utilization as a percentage of original equipment cost was approximately 60.3% for the three months ended March 31, 2025 compared to 63.6% in the three months ended March 31, 2024, a decrease of 3.3%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues for the three months ended March 31, 2025 were $31.2 million compared to $33.6 million for the three months ended March 31, 2024, a decrease of approximately $2.4 million, or 7.2%.

Sales of Rental Equipment Revenues. Our sales of rental equipment decreased $24.2 million, or 50.3%, to $23.9 million for the three months ended March 31, 2025, from approximately $48.1 million for the same three months in 2024. This decrease is reflective of our fleet management strategy. Sales of used earthmoving equipment, used aerial work platform equipment, used other and used material handling equipment decreased $8.3 million, $8.0 million, $4.2 million and $3.7 million, respectively.

Sales of New Equipment Revenues. Our sales of new equipment for the three months ended March 31, 2025 decreased $3.0 million, or 28.7%, to $7.4 million from $10.4 million for the three months ended March 31, 2024. Sales of new material handling equipment, new earthmoving equipment and new aerial work platform equipment decreased $1.2 million, $0.7 million and $0.5 million, respectively.

Parts, Service and Other Revenues. Our parts, service and other revenues for the three months ended March 31, 2025 decreased $3.4 million, or 19.6%, to $14.1 million from approximately $17.5 million for the same three months last year.

Gross Profit.

	Three Months Ended		Total	Total
	March 31,		Dollar	Percentage
	2025	2024	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Gross Profit (Loss):
Equipment rentals
Rentals	$105,921	$126,936	(21,015)	(16.6)%
Rentals other	(1,125)	961	(2,086)	(217.1)%
Total equipment rentals	104,796	127,897	(23,101)	(18.1)%
Sales of rental equipment	14,116	30,286	(16,170)	(53.4)%
Sales of new equipment	1,402	1,773	(371)	(20.9)%
Parts, service and other	3,280	4,909	(1,629)	(33.2)%
Total gross profit	$123,594	$164,865	$(41,271)	(25.0)%

Total Gross Profit. Our total gross profit was $123.6 million for the three months ended March 31, 2025 compared to $164.9 million for the same three months in 2024, a decrease of $41.3 million, or 25.0%. Total gross profit margin for the three months ended March 31, 2025 was approximately 38.7%, a decrease of 5.7% from the 44.4% gross profit margin for the same three months in 2024. Gross profits and gross margins of our business activities are further described below.

Equipment Rentals Gross Profit. Our total gross profit from equipment rentals for the three months ended March 31, 2025 decreased approximately $23.1 million, or 18.1%, to $104.8 million from $127.9 million in the same three months in 2024. Total gross profit margin from equipment rentals for the three months ended March 31, 2025 was approximately 38.2% compared to 43.3% for the same period in 2024, a decrease of approximately 5.1%. See Rentals and Rentals Other below for additional information.

Rentals: Rental revenues gross profit decreased $21.0 million, or 16.6%, to $105.9 million for the three months ended March 31, 2025 compared to $126.9 million for the same three months in 2024. The decreased gross profit was the result of decreased rental revenues of $18.9 million for the three months ended March 31, 2025 compared to the same period last year, a $3.6 million increase in rental equipment depreciation expense and partially offset by a $1.4 million decrease in rental expenses. The increase in depreciation expense is primarily due to a larger fleet size in the current year as compared to the prior year. Our fleet size, based on original equipment cost, at March 31, 2025 was $108.1 million, or 3.8%, larger than our fleet size at March 31, 2024. Gross profit margin on equipment rentals for the three months ended March 31, 2025 was approximately 43.6% compared to 48.5% for the same period in 2024, a decrease of 4.9%. Depreciation expense was 39.1% of equipment rental revenues for the three months ended March 31, 2025 compared to 34.9% for the same period in 2024, an increase of approximately 4.2%. As a percentage of revenues, rental expenses were 17.3% for the three months ended March 31, 2025 compared to 16.6% for the same period last year, an increase of 0.7%.

Rentals Other: Our rentals other revenues consists primarily of equipment support activities that we provide to customers in connection with renting equipment, such as hauling charges, damage waiver policies, environmental and other recovery fees. Rental other revenues gross loss for the three months ended March 31, 2025 was $1.1 million compared to a gross profit of $1.0 million for the same period in 2024, a decrease of $2.1 million. The gross loss margin was 3.6% for the three months ended March 31, 2025 compared to a gross profit margin of 2.9% for the same period last year.

Sales of Rental Equipment Gross Profit. Our sales of rental equipment gross profit for the three months ended March 31, 2025 decreased $16.2 million, or 53.4%, to $14.1 million from $30.3 million in the same period in 2024, as sales of rental equipment decreased $24.2 million. Gross profit margin on sales of rental equipment for the three months ended March 31, 2025 was approximately 59.0%, down 3.9% from 62.9% for the same three months in 2024, primarily as a result of lower gross margins across aerial work platform sales. Our sales from rental fleet were approximately 244.1% and 272.5% of net book value for the three months ended March 31, 2025 and 2024, respectively.

Sales of New Equipment Gross Profit. Our sales of new equipment gross profit for the three months ended March 31, 2025 decreased $0.4 million, or 20.9%, to $1.4 million compared to $1.8 million for the same three months in 2024 on sales of new equipment which decreased $3.0 million. Gross profit margin on sales of new equipment was 18.9% for the three months ended March 31, 2025, compared to 17.0% for the same period last year, an increase of 1.9%.

Parts, Service and Other Gross Profit. Our parts, service and other revenues gross profit for the three months ended March 31, 2025 was approximately $3.3 million, a decrease of $1.6 million from gross profit of $4.9 million for the same period last year, on parts, service and other revenues that decreased $3.4 million. Gross profit margin for the three months ended March 31, 2025 was 23.3% compared to 28.0% for the same three months last year, a decrease of 4.7%.

Selling, General and Administrative Expenses. SG&A expenses decreased $2.7 million, or 2.4%, to $111.6 million for the three months ended March 31, 2025 compared to $114.3 million for the three months ended March 31, 2024. Facility expenses increased $1.9 million while liability insurance costs and depreciation and amortization expenses both increased $1.3 million. Offsetting these increases, employee salaries, wages, payroll taxes and other employee related expenses decreased $4.9 million due to decreased headcount. Approximately $7.7 million of comparative incremental SG&A expenses in the three months ended March 31, 2025 was attributable to expansion efforts since January 1, 2024 with less than three months of comparable operations in either or both of the three months ended March 31, 2025 and 2024. SG&A expenses as a percentage of total revenues for the three months ended March 31, 2025 and 2024 were 34.9% and 30.8%, respectively, an increase of 4.1%.

Transaction Expenses. For the three months ended March 31, 2025, our transaction expenses related to the Herc Merger amounted to $9.8 million.

Other Income (Expense). For the three months ended March 31, 2025, our net other expenses decreased approximately $2.8 million to $14.0 million compared to $16.8 million for the same three months in 2024. Interest expense was $16.0 million and $18.4 million for the three months ended March 31, 2025 and 2024, respectively.

Income Taxes. We recorded an income tax benefit of $2.0 million for the three months ended March 31, 2025 compared to an income tax expense of $9.3 million for the three months ended March 31, 2024. Our effective income tax rate for the three months ended March 31, 2025 was 24.1% compared to 26.5% for the same period in 2024. Based on available evidence, both positive and negative, we believe it is more likely than not that our federal deferred tax assets at March 31, 2025 are fully realizable through future reversals of existing taxable temporary differences and future taxable income. For the three months ended March 31, 2025, we have a $0.6 million valuation allowance for certain state tax credits that may not be realized.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the three months ended March 31, 2025, the cash provided by our operating activities was $97.8 million. Our reported net loss of $6.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization (including net amortization (accretion) of note discount (premium)), deferred income taxes, non-cash operating lease expense, provision for losses on accounts receivable, provision for inventory obsolescence, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of $86.4 million. These cash flows from operating activities were also positively impacted by a $35.8 million decrease in receivables. Partially offsetting these positive cash flows were a $10.6 million decrease in accrued expenses payable and other liabilities, a $10.5 million increase in prepaid expenses and other assets and a $3.3 million decrease in accounts payable.

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

Cash Flow from Investing Activities. For the three months ended March 31, 2025, our net cash used in our investing activities was $3.6 million. Purchases of rental and non-rental equipment were $30.0 million and proceeds from the sale of rental and non-rental equipment were $26.5 million.

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

Cash Flow from Financing Activities. For the three months ended March 31, 2025, net cash used in our financing activities was $100.3 million. Dividends paid totaled $10.1 million, or $0.275 per common share, and treasury stock purchases totaled $5.3 million. Borrowings on our senior secured credit facility amounted to $291.2 million while payments on the facility amounted to $376.1 million.

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

Senior Secured Credit Facility

We and our subsidiaries are parties to a $750.0 million senior secured credit facility (our “Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, and the lenders named therein. At March 31, 2025, we had $114.5 million borrowed under the Credit Facility and we could borrow up to $620.7 million, which with cash on hand amounted to a liquidity position of $631.0 million. We did not have any covenant violations related to the Credit Facility. At April 22, 2025, we had borrowings of $95.4 million outstanding under our Credit Facility leaving us with borrowing availability of $639.8 million, as a result of $14.8 million letters of credit outstanding under the facility.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the revenue from our rental operations and sales of rental fleet and new equipment, proceeds from the issuance of debt, and borrowings available under the Credit Facility. As of March 31, 2025, the Company held balances of cash totaling $10.3 million. As of December 31, 2024, the Company held balances of cash totaling $16.4 million. Our principal uses of cash historically have been to fund operating activities and working capital, purchases of rental fleet equipment, inventory and property and equipment, opening new branch locations, fund payments due under facility operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new branch locations.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects, in addition to the consummation of the Merger. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. The condensed consolidated statements of cash flows include the payments for purchases of rental fleet, but does not reflect gross rental fleet capital expenditures which include items such as non-cash components. Our gross rental fleet capital expenditures for the three months ended March 31, 2025 and 2024 were approximately $31.1 million and $74.4 million, respectively. This decrease in rental fleet capital expenditures is primarily related to our fleet management strategy and the upcoming Herc Merger. Our gross property and equipment capital expenditures for the three months ended March 31, 2025 and 2024 were $16.6 million and $39.1 million, respectively.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the Credit Facility, the Senior Unsecured Notes and our other indebtedness), will depend upon our future operating performance and the availability of borrowings under the Credit Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity needs for the foreseeable future, both in the short-term (over the next 12 months) and beyond. As noted earlier, at March 31, 2025, we had cash on hand of approximately $10.3 million. At March 31, 2025, we also had available borrowings of $620.7 million, net of $14.8 million of outstanding letters of credit and at March 31, 2024, we had available borrowings of $483.0 million, net of $12.3 million of outstanding letters of credit. At April 22, 2025, we had $639.8 million of available borrowings under the Credit Facility, net of a $14.8 million of outstanding letters of credit.

Quarterly Dividend

On February 7, 2025, the Company announced a quarterly dividend of $0.275 per share to stockholders of record, which was paid on February 24, 2025, totaling approximately $10.1 million. The Company intends to continue to pay regular quarterly cash dividends; however, the declaration of any subsequent dividends is discretionary and will be subject to a final determination by the Board of Directors each quarter after its review of, among other things, business and market conditions.

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

With the exception of the above, there have been no significant changes in our exposure to market risk during the three months ended March 31, 2025. For an additional discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our current disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of our business, including claims for which we retain portions of the losses through the application of deductibles and self-insured retentions, or self-insurance, and claims arising from the upcoming Herc Merger Agreement. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A — “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the share purchase activity for the three months ended March 31, 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1-31, 2025	—		—	—
February 1-28, 2025	54,203	(1)	$98.14	—
March 1-31, 2025	—		—	—
Total	54,203		$98.14	—	$—
(1)
On December 31, 2024, 119,281 restricted stock units, which were granted in 2022, vested and the underlying shares were subsequently issued on February 21, 2025, at $98.14 per share. Holders of those shares returned an aggregate of 54,203 shares of common stock to the Company during the quarter ended March 31, 2025 as payment for their respective withholding taxes. This resulted in an addition of 54,203 shares to treasury stock.

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

H&E EQUIPMENT SERVICES, INC.

Dated: April 29, 2025	By:	/s/ Bradley W. Barber
Bradley W. Barber Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 29, 2025	By:	/s/ Leslie S. Magee
Leslie S. Magee Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)